Form 10-K
period 1993-12-31
SEABOARD CORP /DE/
filed 1994-03-31
CIK 88121

[P4404]  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-K


(Mark One)
X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                             OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

For the transition period from ____________ to _____________

Commission file number  1-3390


                     Seaboard Corporation
   (Exact name of registrant as specified in its charter)


       Delaware                              04-2260388
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


200 Boylston Street, Newton, Massachusetts         02167
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (913)676-8800

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
     Title of each class                  which registered

Common Stock                           American Stock Exchange
$1.00 Par Value

Securities registered pursuant of Section 12(g) of the Act:

                           None
                     (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ (continued)

                          FORM 10-K

                    SEABOARD CORPORATION



State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

     $65,833,614 (March 15, 1994).  On such date, 332,493 shares were held by non-affiliates, and the stock was sold at $198 per share.

          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,487,519.75 shares of Common Stock as of March 24, 1994.


              DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1(b), a part of Item 1(c)(1) and the financial information required by Item 1(d) and Part II, Items 5, 6, 7 and 8 are incorporated by reference to the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part III, a part of Item 10 and Items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 1994 annual meeting of stockholders (the "1994 Proxy Statement").




                         FORM 10-K

                     SEABOARD CORPORATION




                            PART I

Item 1.  Business

     (a)   General Development of Business

     Seaboard Corporation, a Delaware corporation, the successor corporation to a company first incorporated in 1928, and subsidiaries ("Registrant"), is a diversified international agribusiness and transportation company engaged domestically in poultry and pork production and processing, commodity merchandising, baking, flour milling, shipping and produce storage and distribution. Overseas, Registrant engages in fruit, vegetable and shrimp production and processing, flour milling, animal feed production, polypropylene bag manufacturing and electric power production.

     (b)   Financial Information about Industry Segments

     The information required by Item 1 relating to Industry
Segments is hereby incorporated by reference to note 12 of Registrant's Consolidated Financial Statements appearing on pages
40, 41, 42 and 43 of the Registrant's Annual Report to
Stockholders furnished to the Commission pursuant to Rule 14a-
3(b) and attached as Exhibit 13 to this Report.

     (c)   Narrative Description of Business

           (1) Business Done and Intended to be Done by the Registrant

                 (i)   Principal Products and Services

     Registrant produces and processes poultry in the United
States and sells processed chicken and chicken parts, both directly and through commercial distributors, to retail, foodservice and institutional markets, primarily in the eastern half of the United States.

     Registrant produces and further processes pork. Hog farrowing facilities in Colorado and Oklahoma produce breeding stock and marketable feeder pigs. The feeder pigs will be fed at both independent and Company-operated farms for subsequent sale or processing. Pork products are marketed to retail and foodservice customers, primarily in the north-central United States.




                          FORM 10-K

                    SEABOARD CORPORATION



     Registrant is engaged in Puerto Rico in the milling of flour and the production and distribution of a full line of baked goods. These goods are distributed directly within Puerto Rico and neighboring islands to foodservice and retail outlets.

     Registrant operates an ocean liner service for containerized cargo between Florida and ports in Central and South America.
Registrant also operates bulk carriers in the Atlantic Basin.

     Registrant trades commodities, primarily bulk grains and oil seeds, in the Atlantic Basin.

     Registrant produces and processes fruits, vegetables and shrimp in several countries located in the Caribbean Basin and South America primarily for export to the U.S. The Registrant transports the majority of these products using its shipping line and distributes them from its facility in Miami, Florida.

     Registrant also produces polypropylene bags, operates a power barge, operates flour and animal feed mills, and produces pen raised salmon.

     The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is hereby incorporated by reference to note 12 of Registrant's Consolidated Financial Statements appearing on pages 40, 41, 42 and 43 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

                 (ii)  Status of Product or Segment

     Registrant continues to expand its food production and processing segment by further investing in poultry, hog farrowing and finishing and pork processing facilities. Registrant has begun constructing a hog processing plant in Oklahoma which will produce fresh and processed pork to be marketed primarily in the Southwest United States and for export.

     Registrant has eliminated pork and lamb slaughtering at its plant in Albert Lea, Minnesota as of March 25, 1994. The ongoing operations of the plant will consist of further processing fresh pork products purchased from third parties.






                          FORM 10-K

                    SEABOARD CORPORATION


                 (iii)  Sources and Availability of Raw Materials

     Registrant's integrated poultry processing facility in Chattanooga, Tennessee has an exclusive hatchery contract with a single supplier, which delivers day-old chicks hatched from eggs supplied by Registrant.

     None of Registrant's other businesses which utilize material amounts of raw materials are dependent on purchases from one supplier.

                 (iv) Patents, Trademarks, Licenses, Franchises and Concessions

     Registrant uses two trade names; Gold-n-Fresh(R) and Farmstead Fresh(TM) for retail sales of poultry products. Registrant uses four trade names; Farmstead(R), Lakeview(R), Laurel(R) and Farmstead PREFERRED (TM) in its retail sales of pork. Registrant uses four trade names; Season Sweet(TM), Winter Harvest(TM), Chestnut Hill Farms(TM) and Golden Fresh(TM) in marketing fresh fruits and vegetables in the United States. Registrant's Puerto Rican Baking business uses three trade names registered to a third party; Holsum(R), Country Hearth(R) and Olympic Kids(R); under a licensing agreement.

     Patents, trademarks, franchises, licenses and concessions are not material to any other of Registrant's businesses.

                 (v)  Seasonal Business

     Profitability of the poultry operations is generally higher in the summer months. Produce operations are seasonal, depending on the crop being grown. Generally, crops which are exported to the United States are only in production from November through May. The Registrant's other businesses are not seasonally dependent.

                 (vi)  Practices Relating to Working Capital
                       Items

     There are no unusual industry practices or practices of Registrant relating to working capital items.



                          FORM 10-K

                    SEABOARD CORPORATION


                 (vii)  Depending on a Single Customer or
                        Few Customers

     Registrant does not have sales to any one customer equal to 10% or more of Registrant's consolidated revenues, nor sales to a few customers which, if lost, would have a material adverse effect on any such segment or on Registrant taken as a whole.


                 (viii) Backlog

     Backlog is not material to Registrant's businesses.


                 (ix)  Government Contracts

     No material portion of Registrant's business involved government contracts.


                 (x)   Competitive Conditions

     Competition in Registrant's food production and processing segment comes from a variety of national and regional producers and is based primarily on product performance, customer service and price. In the December 1993 issue of Broiler Industry, an industry trade publication, the Registrant was ranked as the eighth largest poultry processor in the United States based on average weekly production of ready-to-cook chicken. Registrant is not aware of its ranking among other pork processors who are engaged in further processing. Registrant's Puerto Rican baking business is the largest bakery in Puerto Rico. Competition, based on price and product performance, comes primarily from imported baked goods in the cookie and donut lines, and from one Puerto Rican sliced bread baker.

     Registrant's ocean liner service for containerized cargoes faces competition based on price and customer service.
Registrant believes it is among the top five ocean liner services for containerized cargoes in the Caribbean Basin.


                          FORM 10-K

                    SEABOARD CORPORATION


                 (xi)  Research and Development Activities

     Registrant does not engage in material research and development activities.


                 (xii)  Environmental Compliance

     Registrant believes that it is in substantial compliance with applicable Federal, state and local provisions relating to environmental protection, and no significant capital expenditures are contemplated in this area.


                 (xiii)  Number of Persons Employed by Registrant

     As of December 31, 1993, Registrant had 10,891 employees, of whom 6,172 were employed in the United States (including Puerto
Rico).

     (d)   Financial Information about Foreign and Domestic
           Operations and Export Sales

     The financial information required by Item 1 relating to Foreign and Domestic Operation is hereby incorporated by reference to note 12 of Registrant's Consolidated Financial Statements appearing on pages 40, 41, 42 and 43 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report. Export sales, including sales to nonconsolidated foreign subsidiaries, represent less than 10% of Registrant's consolidated revenue. Registrant did not have a material amount of sales or transfers between geographic areas for the periods reported on herein.

     Registrant considers its relations with the governments of the countries in which its foreign subsidiaries are located to be satisfactory, but these foreign operations are subject to the normal risks of doing business abroad, including expropriation, confiscation, currency inconvertibility and devaluation, and currency exchange controls. To minimize these risks, Registrant has insured certain investments in and loans to the flour mill and shrimp farm in Ecuador, the flour mill in Zaire and the power barge in the Dominican Republic to the extent deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government.


                          FORM 10-K

                    SEABOARD CORPORATION


Item 2.  Properties

     (1)   Food Production and Processing

           (A)   Poultry, Pork and Shrimp

     Registrant owns poultry processing plants, feed mills, hatcheries and has contract grower facilities in Athens, Georgia;
Canton, Georgia; Elberton, Georgia; Chattanooga, Tennessee and
Graves County, Kentucky.

The plant in Athens, Georgia has an annual capacity of approximately 65 million chickens. The plant also has the capacity to tray package approximately 125 million dressed pounds of chicken per year.

The plant in Graves County, Kentucky has an annual capacity of approximately 63 million chickens.

The plants in Canton, Georgia and Chattanooga, Tennessee each have capacities of approximately 42 million chickens per year.

The plant in Elberton, Georgia has the capacity to further process, including deboning and cooking, approximately 58 million pounds of chicken per year.

     Registrant owns a pork processing plant in Albert Lea, Minnesota which has the capacity to further process in excess of 45 million pounds of pork products.

     Registrant operates hog farrowing facilities in Sedgwick County, Colorado and Texas County, Oklahoma, with capacity for 14,700 sows for feeder pig and parent stock production. In addition, Registrant uses owned and leased grow-finish facilities or employs contract growers to finish the feeder pigs produced by these farrowing operations.

     In addition, Registrant owns shrimp farms in Honduras and in Ecuador which are more fully described on Schedule B attached hereto and incorporated herein.


           (B)   Baking and Milling

     Registrant owns two bakeries in Toa Baja, Puerto Rico. Registrant also owns parcels of real estate in Ponce and Aquadilla, Puerto Rico, upon which distribution facilities and retail stores are located, and an undeveloped parcel of real estate in Humacao, Puerto Rico. Registrant owns a flour mill in Guanica, Puerto Rico, with the capacity to process 3,600 cwt of flour per day.

                          FORM 10-K

                    SEABOARD CORPORATION


     Registrant owns in whole or in part five foreign flour mills and three feed mills which are described on Schedule A attached hereto and incorporated herein. The facilities in Guyana, Ecuador and Zaire are owned in fee. The Government of Sierra Leone has agreed to lease the land on which the Sierra Leone mill is located for a remaining term of 20 years. The mill in Sapele, Nigeria is on land leased to Life Flour Mill Ltd. for a remaining term of 81 years, with an option to renew for an additional 74 years.

           (C)   Produce

     Registrant owns or has long-term leases on vegetable and fruit farms in Honduras, Guatemala and Venezuela, as well as related packing and processing facilities in each of the aforementioned countries. These properties are more fully described on Schedule B attached hereto and incorporated herein.


     (2)   Transportation

     The Registrant owns six 9,000-metric-ton deadweight dry bulk carriers.

     Registrant owns five containerized ocean cargo vessels with deadweights of 12,648, 12,648, 6,551, 6,818 and 949 metric tons, respectively, for use in connection with its Caribbean containerized liner service. In addition, Registrant time-charters for periods up to one year, nine additional containerized ocean cargo vessels with deadweights ranging from 2,488 to 9,200 metric tons.


                          FORM 10-K

                    SEABOARD CORPORATION

     (3)   Other

     Registrant owns a floating power generating facility, capable of producing 40 megawatts of power, located in the Port of Rio Haino in Santo Domingo, Dominican Republic. In addition, Registrant owns a part of two bag manufacturing plants, one of which is described on Schedule A attached hereto and incorporated herein. Registrant's Ecuadorian bag plant is leased.

     Registrant believes that its principal facilities are adequate for its present needs, are in good condition and are suitable for their current and intended uses.


Item 3.  Legal Proceedings

     In April 1990, a derivative action was commenced in Delaware Chancery Court by a minority stockholder of the Company against the Company, Seaboard Flour Corporation, and the three then directors of the Company, including Mr. H. Bresky, alleging breaches of fiduciary duty by the Directors of Seaboard Corporation in connection with three transactions with Seaboard Flour Corporation, and seeking monetary damages and other relief. Earlier this year, the Complaint was amended to accuse senior management of various breaches of duty, including self-dealing. The Company believes that the allegations of improper conduct by senior management are totally without merit.

     The Company is also subject to other legal proceedings related to the normal conduct of its business. In the opinion of management, none of these actions is expected to result in a judgement having a materially adverse effect on the consolidated financial statements of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the last quarter of the fiscal year covered by this report to a vote of security holders.



                          FORM 10-K

                    SEABOARD CORPORATION

                           PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The information required by Item 5 is hereby incorporated by reference to "Stockholder Information" and "Quarterly Financial Data" appearing on pages 20 and 25, respectively, of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 6.  Selected Financial Data

     The information required by Item 6 is hereby incorporated by reference to the "Summary of Selected Financial Data" appearing on page 3 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as
Exhibit 13 of this Report.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The information required by Item 7 is hereby incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing on pages 21 through 24 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is hereby incorporated by reference to Registrant's "Consolidated Statements of Earnings," "Consolidated Statements of Retained Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on pages 27 through 43 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     Not applicable.



                          FORM 10-K

                    SEABOARD CORPORATION

                          PART III

Item 10.  Directors and Executive Officers of Registrant

Executive Officers of Registrant

     The following table lists the executive officers and certain significant employees of Registrant. Generally, each executive officer is elected at the Annual Meeting of the Board of Directors following the Annual Meeting of Stockholders and holds his office until the next such annual meeting or until his successor is duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was elected.


                         Positions and Offices with Registrant
Name (Age)               and Affiliates

H. Harry Bresky (68)     President of Registrant; President and
                         Treasurer of Seaboard Flour Corporation
                         (SFC)

Joe E. Rodrigues (57)    Executive Vice President, Treasurer and
                         Chief Financial Officer of Registrant

Jack S. Miller (65)      Vice President - Operations/Administra-
                         tion of Registrant

Rick J. Hoffman (39)     Vice President of Registrant

Steven J. Bresky (40)    Vice President of Registrant

Jesse H. Bechtold (36)   Controller and Assistant Secretary of
                         Registrant


     Mr. H. Harry Bresky has served as President of Registrant since 1967 and as President of SFC since 1987, and as Treasurer of SFC since 1973. Mr. Bresky served as Vice President of SFC from 1956 to 1987. Mr. Bresky is the father of Steven J. Bresky.


                          FORM 10-K

                     SEABOARD CORPORATION


     Mr. Rodrigues has served as Executive Vice President and Treasurer of Registrant since December 1986 and Chief Financial Officer since March 1987. Before these appointments, Mr. Rodrigues had served as Managing Director of Life Flour Mill Ltd., a nonconsolidated minority-owned subsidiary of Registrant, since 1982.

     Mr. Miller has served as a Vice President of Registrant since 1971.

     Mr. Hoffman has served as Vice President of Registrant since April 1989. Mr. Hoffman served as Deputy Chief Financial Officer of Registrant from May 1987 to April 1989, and as President of Seaboard Overseas Limited from December 1985 to May 1986. Prior to this, Mr. Hoffman served as International Controller of Registrant since 1983.

     Mr. Steven J. Bresky has served as Vice President of
Registrant since April 1989.  Mr. Bresky served as President of
Seaboard Overseas Limited from June 1986 to June 1988. Prior to this, Mr. Bresky served as Director of Commodity Merchandising of Registrant since 1981.

     Mr. Bechtold became Controller of the Registrant in March of 1992. He has been employed with the Registrant since 1990 and prior to that was employed by KPMG Peat Marwick.

     Information required by this item relating to directors of Registrant has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1993, the close of its fiscal year. The information required by this item relating to directors is incorporated by reference to "Item 2" appearing on pages 3 and 4 of the 1994 Proxy Statement. The information required by this item relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 2 of the Registrant's 1994 Proxy Statement.


Item 11.  Executive Compensation

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1993, the close of its fiscal year. The information required by this item is incorporated by reference to "Executive
Compensation" appearing on pages 5, 6, 7 and 8 of the 1994 Proxy
Statement.


                          FORM 10-K

                    SEABOARD CORPORATION



Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1993, the close of its fiscal year. The information required by this item is incorporated by reference to "Principal
Stockholders" appearing on page 2 of the 1994 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1993, the close of its fiscal year. The information required by this item is incorporated by reference to "Interests of Management and Others in Certain Transactions" appearing on page
9 of the 1994 Proxy Statement.



                          FORM 10-K

                    SEABOARD CORPORATION

                           PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) List the following documents filed as part of this report:

           1.   All consolidated financial statements.

                See Index to Consolidated Financial Statements on page F-1.

           2. Consolidated financial statement schedules required to be filed by Item 8 of Form 10-K and by Item 14(d).

                See Index to Consolidated Financial Statements on page F-2.

           3. Exhibits required to be filed by Item 601 of Regulation S-K and by Item 14(c) and Instruction.

                3.1 - Registrant's Certificate of Incorporation, as amended, incorporated by reference to Exhibit
                3 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                3.2 - Registrant's By-laws, as amended, incor-porated by reference to Exhibit 3 of Registrant's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                4.1 - Note Purchase Agreement dated December 1, 1993 between the Registrant and various purchasers as listed in the exhibit. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the Commission.

                4.2 - Seaboard Corporation 6.49% Senior Note Due
                December 1, 2005 issued pursuant to the Note
                Purchase Agreement described above.

                13 - Annual Report to security holders.

                21 - List of subsidiaries.


     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed by Registrant during the last quarter of the fiscal year covered by this report.

     (c)   Exhibits

     See page 19 et. seq.


                          FORM 10-K

                    SEABOARD CORPORATION



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     SEABOARD CORPORATION



By /s/H. Harry Bresky                By /s/J. E. Rodrigues
   H. Harry Bresky,                     J. E. Rodrigues,
   President                            Executive Vice President,
   (principal executive                 and Treasurer (principal
   officer)                             financial officer)

Date: March 28, 1994                 Date: March 28, 1994

                 By /s/Jesse H. Bechtold
                    Jesse H. Bechtold,
                    Controller
                    (principal accounting
                    officer)

                 Date: March 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/H. Harry Bresky                  /s/J. E. Rodrigues
H. Harry Bresky, Director           J. E. Rodrigues, Director

Date:   March 28, 1994              Date:   March 28, 1994


/s/Robert J. McDonough              /s/Thomas J. Shields
Robert J. McDonough, Director       Thomas J. Shields, Director

Date:   March 28, 1994              Date:   March 28, 1994




                         SCHEDULE A




                   DATE OF
                   CONSTRUC-                          BUILDING    LAND
   LOCATION        TION        CAPACITY    PRODUCT      SIZE      AREA
_________________  _________   ________    _______    ________    ____

Delta Packaging       1985   22 million    Polypro-   295' x    10.72
 Company Ltd.                bags/year     pylene     177'      Acres
Sapele, Nigeria                            Bags
(40% Owned)

Life Flour Mill       1973   18,000 cwts/  Bakery     100' x    21.32
 Ltd.                        24 hours      Flour/     40'       Acres
Sapele, Nigeria                            Mill       Three
(40% Owned)                                Feed       Floors

Molinos Champion,     1965   5 tons/hr.    Formula    150' x    20 Acres
 S.A.                                      Animal     50'
Guayaquil,                                 Feed       One
 Ecuador                                              Floor
(50.0% Owned)

Molinos del           1955   7,000 cwts/   Bakery     100' x    20 Acres
 Ecuador, C.A.               24 hours      Flour/     60'
Guayaquil,                                 Mill       Three
 Ecuador                                   Feed       Floors
(100% Owned)

National Milling      1968   3,500 cwts/   Bakery     120' x    6 Acres
 Company of                  24 hours      Flour/     40'
 Guyana, Ltd.                              Mill       Two
Georgetown,                                Feed       Floors
 Guyana
(100% Owned)

Seaboard West         1967   2,600 cwts/   Bakery     100' x    3.3 Acres
 Africa Limited              24 hours      Flour/     30'
Freetown,                                  Mill       Two
 Sierra Leone,                             Feed       Floors
 West Africa
(60% Owned/
 50% Voting)

Top Feeds             1978   30 tons/hr.   Formula    36' x     3.71
 Limited                                   Animal     106'      Acres
Sapele, Nigeria                            Feed       Five
(40% Owned)                                           Floors

Interamericana       Leased  6 million     Polypro-   60' x     1.55 Acres
 de Tejidos, C.A.            bags/year     pylene     180'
Guayaquil,                                 Bags
 Ecuador
(25.0% Owned)

Minoterie De          1973   12,000 cwts/  Bakery     80' x     5 Acres
 Matadi, S.A.R.L.            24 hours      Flour/     200'
Matadi, Zaire                              Mill       Five
(49% Owned)                                Feed       Floors


                         SCHEDULE B

                                               ACREAGE
                                            ______________
                                                  LEASED/
    NAME          LOCATION    ACTIVITY      OWNED    TERM    FACILITIES
_____________     _________   __________    _____   ______  _____________
Chestnut Hill     Guatemala   Strawberry        5   109/15  120,000 sq.ft.
de Guatemala        City,     Farming               Years   processing,
S.A.              Guatemala                                 cooling &
(100% Owned)                                                freezing

Chestnut Hill     Comayagua,  Cucumber         12   120/10  28,000 sq.ft.
Farms Honduras    Honduras    Farming               Years,  processing
S.A. de C.V.                                        153/5
(100% Owned)                                        Years,
                                                    9/1
                                                    Year

Chestnut Hill     Merida,     Strawberry    1,565   24/5    120,000 sq.ft.
Farms de          Venezuela   Farming               Years   processing
Venezuela, S.A.
(100% Owned)

Cultivos Marinos, Choluteca,  Shrimp           57   2,407/  60,000 sq.ft.
S.A. de C.V.      Honduras    Farming               20      processing
(100% Owned)                                        Years

Sur Agricola      Choluteca,  Melon           511   3,453/  30,000 sq.ft.
Honduras, S.A.    Honduras    Farming               10      processing
de C.V.                                             Years
(100% Owned)                                        9/25
                                                    Years

Desarrollo        Guayaquil,  Shrimp        1,500   N/A
Industrial        Ecuador     Farming
Bioacuatico
S.A.
(49.9% Owned)


        SEABOARD CORPORATION AND SUBSIDIARIES

    Consolidated Financial Statements and Schedules

                      (Form 10-K)

          Securities and Exchange Commission
         For the year ended December 31, 1993

      (With Independent Auditors' Report Thereon)









            SEABOARD CORPORATION AND SUBSIDIARIES

 Index to Consolidated Financial Statements and Schedules

                    Financial Statements




                                                  Stockholders'
                                               Annual Report Page

Independent Auditors' Report                            26

Consolidated Balance Sheets as of
  December 31, 1993 and
  December 31, 1992                                     28

Consolidated Statements of Earnings
  for the years ended December 31, 1993,
  December 31, 1992 and December 31, 1991               27

Consolidated Statements of Retained
  Earnings for the years ended December 31,
  1993, December 31, 1992 and December 31,
  1991                                                  27

Consolidated Statements of Cash Flows for
  the years ended December 31, 1993,
  December 31, 1992 and December 31, 1991               30

Notes to Consolidated Financial Statements              31



The foregoing are incorporated by reference.


The individual financial statements of the minority-owned nonconsolidated foreign subsidiaries which would be required if each such foreign subsidiary were a Registrant are omitted, because (a) the Registrant's and its other subsidiaries' investments in and advances to such foreign subsidiaries do not exceed 20% of the total assets as shown by the most recent consolidated balance sheet; (b) the Registrant's and its other subsidiaries' proportionate share of the total assets (after intercompany eliminations) of such foreign subsidiaries do not exceed 20% of the total assets as shown by the most recent consolidated balance sheet; or (c) the Registrant's and its other subsidiaries' equity in the earnings before income taxes and extraordinary items of the foreign subsidiaries does not exceed 20% of such income of the Registrant and consolidated subsidiaries for the most recent fiscal year.

Combined condensed financial information as to assets, liabilities and results of operations have been presented for minority-owned nonconsolidated foreign subsidiaries in note 5 of "Notes to the Consolidated Financial Statements."

                             F-1                     (Continued)

            SEABOARD CORPORATION AND SUBSIDIARIES

 Index to Consolidated Financial Statements and Schedules

                           Schedules


                                                           Page

Independent Auditors' Report                                F-3

   I - Marketable Securities - Other Investments
         as of December 31, 1993                            F-4

  II - Amounts Receivable from (Due to) Related
         Parties and Underwriters, Promoters and
         Employees Other Than Related Parties for
         the years ended December 31, 1993, 1992
         and 1991                                           F-8

   V - Property, Plant and Equipment for the years
         ended December 31, 1993, 1992 and 1991             F-9

  VI - Accumulated Depreciation, Depletion and
         Amortization of Property, Plant and Equip-
         ment for the years ended December 31, 1993,
         1992 and 1991                                      F-10

VIII - Valuation and Qualifying Accounts for the
         years ended December 31, 1993, 1992 and 1991       F-11

   X - Supplementary Income Statement Information for
         the years ended December 31, 1993, 1992 and
         1991                                               F-12





All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.





              INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Seaboard Corporation:



Under date of March 4, 1994, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 1993 and 1992 and the consolidated statements of earnings, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1993 as contained in the December 31, 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes," in
1993.




                                  KPMG Peat Marwick


March 4, 1994






                                                      Schedule I

           SEABOARD CORPORATION AND SUBSIDIARIES
         Marketable Securities - Other Investments
                       (In Thousands)
                      December 31, 1993


                                                       Amount
                                                       at which
                                                       each
                                                       portfolio
                                                       of equity
                                                       security
                                                       issues
                                                       and each
                   Number of                           other
                   shares or               Market      security
                   units -                 value of    issue car-
Name of            principal               each issue  ried in
issuer and         amounts of              at balance  the
title of           bonds and   Cost of     sheet date  balance
each issue         notes       each issue  (1)         sheet


MUNICIPALS:

Whitfield County,       4,550      $4,550      $4,550     $4,550
 Georgia
Franklin Indus-
 tries, Inc.
 Project

St. John County,        1,100       1,100       1,100      1,100
 Florida
Flagler Hospital
 Inc. Project

Harris County,          1,000       1,000       1,000      1,000
 Texas
Zeon Chemicals
 Project

Tremonton,              1,300       1,300       1,300      1,300
 Utah
Lazyboy Chair
 Company Project

Yakima County           5,400       5,400       5,400      5,400
 Public Corp.
John I. Haas
 Project

South Carolina          1,500       1,500       1,500      1,500
 Jobs Econ Dev
 Auth
Conco Medical
 Products Project

                                                       Amount
                                                       at which
                                                       each
                                                       portfolio
                                                       of equity
                                                       security
                                                       issues
                                                       and each
                   Number of                           other
                   shares or               Market      security
                   units -                 value of    issue car-
Name of            principal               each issue  ried in
issuer and         amounts of              at balance  the
title of           bonds and   Cost of     sheet date  balance
each issue         notes       each issue  (1)         sheet


MUNICIPALS (continued):

Eupora, Mississippi       925         925         925        925
 Plymouth Tube
 Company Project

McKenzie, Tennessee     7,200       7,200       7,200      7,200
 Noma Outdoors
 Project

Dinwiddie County,       2,512       2,512       2,512      2,512
 Virginia
Tindall Concrete
 Project

Franklin County,        4,000       4,000       4,000      4,000
 Tennessee
Franklin Industries
 Inc. Project

Dade County,            2,000       2,000       2,000      2,000
 Florida
Flamingo Plaza
 Apts.

Crawford McLennan       6,000       6,000       6,000      6,000
 County, Texas
Franklin Industries
 Inc. Project

Vermont IDA             1,000       1,000       1,000      1,000
BDP Realty Assoc.
 Project

Clayton County,         5,050       5,050       5,050      5,050
 Georgia
McIlrath Corp
 Project

Monroe County,          1,000       1,000       1,000      1,000
 Tennessee
American Transit
 Corp Project

Henderson, Nevada         700         700         700        700
Berry Plastics
 Project

Bowling Green,          3,000       3,000       3,000      3,000
 Kentucky
Bando Mfg
 America Project

Louisiana Public        1,000       1,000       1,000      1,000
 Facilities Auth
Home Depot USA
 Project

Washington County,        860         860         860        860
 Missouri
American Georgian
 Gardens Project

Shelbyville, Kentucky   3,000       3,000       3,000      3,000
Ichikoh Mfg Inc.
 Project

South Dakota Student      700         700         700        700
 Loan
Assistance, Series A

Roanoke, Alabama        1,000       1,000       1,000      1,000
Wehadke Mills Project





                              F-5
                                                       Amount
                                                       at which
                                                       each
                                                       portfolio
                                                       of equity
                                                       security
                                                       issues
                                                       and each
                   Number of                           other
                   shares or               Market      security
                   units -                 value of    issue car-
Name of            principal               each issue  ried in
issuer and         amounts of              at balance  the
title of           bonds and   Cost of     sheet date  balance
each issue         notes       each issue  (1)         sheet


MUNICIPALS (continued):

Taylor County,            600         600         600        600
 Georgia
Chipman Union Mills
 Project

Walton County,          1,000       1,000       1,000      1,000
 Georgia
Walton Monroe Mills
 Project

Michigan Municipal      2,280       2,280       2,280      2,280
 Revenue Bond

Guymon Industrial       4,000       4,000       4,000      4,000
 Authority
Sales Tax Revenue
 Bond



U.S. GOVERNMENT AND
AGENCY OBLIGATIONS:

U.S. Treasury Notes    80,420      80,650      80,634     80,650

Federal Farm Credit     4,000       4,004       4,004      4,004
 Bank Floating Rate
 Note

Fannie Mae Discount    10,000       9,976       9,976      9,976
 Note

Federal Home Loan      15,000      14,957      14,957     14,957
 Bank (FHLB)
 Discount Note

Federal Home Loan      13,000      12,969      12,969     12,969
 Mortgage Corp
 (FHLMC) Discount
 Note

Federal Farm Credit    15,000      14,945      14,945     14,945
 Bank (FFCB)
 Discount Note


TAX ANTICIPATION
NOTES ("TAN"):

Los Angeles TAN         1,900       1,902       1,908      1,902


CORPORATES:

General Electric          500         500         504        500
 Credit Corp
 Medium Term Note


OTHER INVESTMENTS:

Fidelity Tax Exempt       196         196         196        196
 Money Market Fund

Fidelity Treasury       1,336       1,336       1,336      1,336
 Fund

Bank of Nova Scotia     4,292       4,292       4,292      4,292
 Time Deposits



                                                       Amount
                                                       at which
                                                       each
                                                       portfolio
                                                       of equity
                                                       security
                                                       issues
                                                       and each
                   Number of                           other
                   shares or               Market      security
                   units -                 value of    issue car-
Name of            principal               each issue  ried in
issuer and         amounts of              at balance  the
title of           bonds and   Cost of     sheet date  balance
each issue         notes       each issue  (1)         sheet


OTHER INVESTMENTS
(continued):

Banco Popular Time      2,766       2,766       2,766      2,766
 Deposits

Banco Santander           362         362         362        362
 Time Deposits

Guyana Bank of            948         948         948        948
 Trade & Industry
 Time Deposits

The National Bank for     565         565         565        565
 Industry & Commerce
 Time Deposits

Common Stock                3          37          32         37


EURODOLLAR ("E$")
INVESTMENTS:

General Electric
 Credit Corp E$
 Bond                     500         515         524        515

Toyota Motor            1,000       1,000       1,015      1,000
 Credit E$ Bond

Toyota Motor              300         305         312        305
 Finance E$ Bond

Kreditanstalt Fuer
 Wiederaufbau
 E$ Bond                1,000       1,000       1,000      1,000
                     --------    --------    --------   --------
TOTAL                $215,765    $215,902    $215,922   $215,902
                     ========    ========    ========   ========

(1) Value determined based on market quotations, if available.

                                                      Schedule II
             SEABOARD CORPORATION AND SUBSIDIARIES
      Amounts Receivable from (Due to) Related Parties and Underwriters, Promoters and Employees Other Than Related Parties
                       (In Thousands)
                                                  Balance at end
                                                       of year
                                                  ______________

                   Balance
                     at
                  beginning             Amounts            Non-
Name of Debtor     of year  Additions  collected  Current Current
Year ended
December 31,
1993:
 Seaboard Flour
 Corporation
 (parent company)  $(1,186)     4,310      3,203   (79)(1)   -
 Carlos Shipping
 Limited (an
 affiliate of
 the parent
 company)              124      2,674      2,218    580       -
                   $(1,062)     6,984      5,421    501       -
                    ======      =====      =====    ===     ===
Year ended
December 31,
1992:
 Seaboard Flour
 Corporation
 (parent company)  $(3,526)     4,407      2,067 (1,186)(1)   -
 Carlos Shipping
 Limited (an
 affiliate of
 the parent
 company)              260      1,331      1,467    124       -
                   $(3,266)     5,738      3,534 (1,062)      -
                    ======      =====      ===== ======     ===
Year ended
December 31,
1991:
 Seaboard Flour
 Corporation
 (parent company)  $(5,287)     5,994      4,233 (3,526)(1)   -
 Carlos Shipping
 Limited (an
 affiliate of
 the parent
 company)                2        350         92    260       -
                    -------     -----      -----  -----     ---
                   $(5,285)     6,344      4,325 (3,266)      -
                    ======      =====      =====  =====     ===

(1) Amounts due from (to) the parent company bear interest at a rate approximating the U.S. government treasury bill rate.

                                                      Schedule V
             SEABOARD CORPORATION AND SUBSIDIARIES
                 Property, Plant and Equipment
                        (In Thousands)

                   Balance
                     at                                   Balance
                  beginning Additions  Retire-   Other    at end
Classification     of year   at cost    ments   Changes   of year

For the year
 ended:
December 31,
 1993:

Land and
 improvements      $ 11,629     1,647      103       35    13,208
Buildings and
 improvements        56,399    10,857    1,236      198    66,218
Machinery and
 equipment          147,016    23,052    4,860    5,033   170,241
Transportation
 equipment           49,860    33,222    2,112   (4,602)   76,368
Office furniture
 and fixtures         6,646       842      155     (664)    6,669
Construction in
 progress             4,520    17,708     -        -       22,228
                    -------    ------    -----   ------   -------
Total              $276,070    87,328    8,466     -      354,932
                    =======    ======    =====   ======   =======

For the year
 ended:
December 31,
 1992:

Land and
 improvements      $ 10,376     1,582      329     -       11,629
Buildings and
 improvements        49,963     4,282      496    2,650(1) 56,399
Machinery and
 equipment          128,226    22,070    2,199   (1,081)  147,016
Transportation
 equipment           47,099     3,418    2,857    2,200    49,860
Office furniture
 and fixtures         6,548     1,356      139   (1,119)    6,646
Construction in
 progress             1,942     2,578     -        -        4,520
                    -------    ------    -----   ------   -------
Total              $244,154    35,286    6,020    2,650   276,070
                    =======    ======    =====   ======   =======

For the year
 ended:
December 31,
 1991:

Land and
 improvements      $ 10,504      -         128     -       10,376
Buildings and
 improvements        46,373     3,596        6     -       49,963
Machinery and
  equipment         122,839    14,529    3,364   (5,778)  128,226
Transportation
 equipment           39,003     2,565      247    5,778    47,099
Office furniture
 and fixtures         5,332     1,356      140     -        6,548
Construction in
 progress             3,748    (1,806)    -        -        1,942
                    -------    ------    -----   -----    -------
Total              $227,799    20,240    3,885     -      244,154
                    =======    ======    =====   ======   =======



(1) Acquisition of Harinas de Puerto Rico, Inc.


                                                      Schedule VI

              SEABOARD CORPORATION AND SUBSIDIARIES
      Accumulated Depreciation, Depletion and Amortization
              of Property, Plant and Equipment
                        (In Thousands)



                            Additions
                   Balance  charged
                     at     to costs                      Balance
                  beginning    and     Retire-   Other    at end
Classification     of year  expenses    ments   Changes   of year

For the year
 ended:
December 31,
 1993:

  Buildings and
   improvements    $ 15,059   3,594        229      (6)    18,418

  Machinery and
   equipment         80,314  22,147      2,707   2,192    101,946

  Transportation
   equipment         20,068   7,928      1,224  (1,938)    24,834

  Office furni-
   ture and
   fixtures           4,066     760        282    (248)     4,296
                    -------  ------      -----  ------    -------
    Total          $119,507  34,429      4,442    -       149,494
                    =======  ======      =====  ======    =======

For the year
 ended:
December 31,
 1992:

  Buildings and
   improvements     $12,618   2,771        380     50      15,059

  Machinery and
   equipment         62,383  19,324      1,637    244      80,314

  Transportation
   equipment         15,034   6,691      1,548   (109)     20,068

  Office furni-
   ture and
   fixtures           3,506     815         70   (185)      4,066
                     ------  ------      -----   -----    -------
    Total           $93,541  29,601      3,635    -       119,507
                     ======  ======      =====   =====    =======


For the year
 ended:
December 31,
 1991:

  Buildings and
   improvements     $10,165   2,589        136    -        12,618

  Machinery and
   equipment         49,656  16,050      2,298   (1,025)   62,383

  Transportation
   equipment          7,538   6,486         15    1,025    15,034

  Office furni-
   ture and
   fixtures           2,665     957        116     -        3,506
                     ------  ------      -----   ------    ------
    Total           $70,024  26,082      2,565     -       93,541
                     ======  ======      =====   ======    ======


                                                    Schedule VIII


             SEABOARD CORPORATION AND SUBSIDIARIES
               Valuation and Qualifying Accounts
                        (In Thousands)




                   Balance at             Write-offs    Balance
                   beginning  Provision     net of      at end
                    of year      (1)      recoveries    of year

Year ended
 December 31,
 1993:

  Allowance for
   doubtful
   accounts         $5,653      2,600       1,697        6,556
                     =====      =====       =====        =====



Year ended
 December 31,
 1992:

  Allowance for
   doubtful
   accounts         $4,227      3,763       2,337        5,653
                     =====      =====       =====        =====



Year ended
 December 31,
 1991:

  Allowance for
   doubtful
   accounts         $3,197      2,717       1,687        4,227
                     =====      =====       =====        =====



(1)  Charged to selling, general and administrative expenses.




                                                       Schedule X



             SEABOARD CORPORATION AND SUBSIDIARIES
           Supplementary Income Statement Information
                        (In Thousands)







Year ended December 31, 1993:

  Maintenance and repairs                      $31,656
                                                ======

  Depreciation and amortization                $34,429
                                                ======



Year ended December 31, 1992:

  Maintenance and repairs                      $26,866
                                                ======

  Depreciation and amortization                $29,601
                                                ======



Year ended December 31, 1991:

  Maintenance and repairs                      $24,132
                                                ======

  Depreciation and amortization                $26,082
                                                ======


