Form 10-Q
period 1994-03-26
SEABOARD CORP /DE/
filed 1994-05-09
CIK 88121

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For Quarter Ended        March 26, 1994

.................................................................

Commission file number   1-3390

.................................................................

                       Seaboard Corporation
.................................................................
          (Exact name of registrant as specified in its charter)


          Delaware                           04-2260388
.................................................................
(State or other jurisdiction of    (IRS Employer Identification
 incorporation or organization).             No.)


     200 Boylston Street, Newton, MA             02167
.................................................................
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including
   area code                            617-332-8492
                                   ...........................

.................................................................
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   .  No ___.

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.
Common stock of $1 par value, 1,487,520 shares outstanding, as of March 26, 1994.

                              Total pages in filing - 11 pages


                    SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                    March 26, 1994 and December 31, 1993
                           (Thousands of Dollars)
Part I - Financial Information
                                               March 26, 1994    December 31, 1993
                                               --------------    -----------------
                     Assets
Current assets:
      Cash and cash equivalents                    $  5,326             $  7,110
      Short-term investments                        194,617              215,902
      Receivables, net                              100,276               92,714
      Inventories                                    67,119               70,961
      Deferred income taxes                           6,899                7,671
      Other current assets                            7,495                8,374
                                                 -----------         ------------
            Total current assets                    381,732              402,732
                                                 -----------         ------------
Investments in and advances to foreign
      subsidiaries not consolidated                  29,577               28,520
                                                 ----------          ------------
Property, plant and equipment                       365,367              354,932
Accumulated depreciation                           (155,947)            (149,494)
                                                 ----------          ------------
      Net property, plant and equipment             209,420              205,438
                                                 ----------          ------------
Other assets                                         11,257               10,642
                                                 ----------          ------------
Total assets                                       $631,986             $647,332
                                                 ==========          ============

           Liabilities and Stockholders' Equity

Current liabilities:
      Notes payable and current maturities
            of long-term debt                      $ 12,623             $ 25,272
      Accounts payable                               34,708               44,787
      Income taxes payable                            6,003                8,757
      Other current liabilities                      49,980               47,469
                                                 ----------          ------------
             Total current liabilities              103,314              126,285
                                                 ----------          ------------
Long-term debt, less current maturities             195,737              194,506
                                                 ----------          ------------
Deferred income taxes                                20,194               20,440
                                                 ----------          ------------
Accrued pension plan liabilities, net of
      current portion                                 1,747                1,745
                                                 ----------          ------------
Stockholders' equity:
      Common stock of $1 par value,
            Authorized 4,000,000 shares;
             issued 1,789,599 shares                  1,790                1,790
      Less 302,079 shares held in treasury,
            at par value                                302                  302
                                                 ----------          ------------
                                                      1,488                1,488
      Additional capital                              4,440                4,440
      Retained earnings                             305,066              298,428
                                                 ----------          ------------
            Total stockholders' equity              310,994              304,356
                                                 ----------          ------------
Total liabilities and stockholders' equity         $631,986             $647,332
                                                 ==========          ============

See notes to condensed consolidated financial statements.


                                       Page 2

                    SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
             Twelve weeks ended March 26, 1994 and March 27, 1993
                (Thousands of dollars except per share amounts)

                                                  March 26, 1994    March 27, 1993
                                                  --------------    --------------
Net sales                                              $257,398          $283,467
Cost of sales and operating expenses                    221,329           247,241
                                                     ----------         ---------
            Gross income                                 36,069            36,226

Selling, general and administrative expenses             24,267            24,379
                                                     ----------         ---------
            Operating income                             11,802            11,847
                                                     ----------         ---------
Other income (expense):

      Interest income                                     1,744             1,132
      Interest expense                                   (3,358)           (1,498)
      Miscellaneous                                         861               627
                                                     ----------         ---------
             Total other income (expense)                  (753)              261
                                                     ----------         ---------
                  Earnings before income taxes and
                    cumulative effect of a change
                    in accounting principle              11,049            12,108
                                                     ----------         ---------
Income tax expense (benefit):

      Current                                             2,817             4,610
      Deferred                                              756              (633)
                                                    -----------         ----------
            Total income taxes                            3,573             3,977
                                                    -----------         ----------
Earnings before cumulative effect of a change in
  accounting principle                                    7,476             8,131

      Cumulative effect on prior years of changing
        the method of reporting deferred income taxes      -               20,074
                                                    -----------         ---------
            Net earnings                               $  7,476          $ 28,205
                                                    ===========         =========
Earnings per common share:

      Income before cumulative effect of a change
        in accounting principle                        $   5.03          $   5.47

      Cumulative effect on prior years of changing
        the method of reporting deferred income
        taxes                                              -                13.49
                                                    -----------        ----------
            Earnings per common share                  $   5.03          $  18.96
                                                    ===========        ==========
Dividends declared per common share                    $    .25          $   .125
                                                    ===========        ==========
Average number of shares outstanding                  1,487,520         1,487,520
                                                    ===========        ==========

See notes to condensed consolidated financial statements.

                    SEABOARD CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
             Twelve weeks ended March 26, 1994 and March 27, 1993
                             (Thousands of dollars)

                                                   March 26, 1994   March 27, 1993
                                                   --------------   --------------
Net cash provided by (used in)operating activities      $  1,164         $ (3,846)
                                                        ---------       ----------

Cash flows from investing activities:
      Purchase of investments                           (197,599)            -
      Proceeds from the sale and maturity of
        investments                                      218,188             -
      Net proceeds from short-term investments              -              13,547
      Capital expenditures, net                          (11,045)          (5,378)
      Notes receivable                                       355           (2,172)
      Investments and advances to foreign
        subsidiaries not consolidated                     (1,057)             964
      Acquisition of business                               -              (5,500)
      Cash acquired in acquisition of business              -               2,202

            Net cash provided by investing              --------         --------
              activities                                   8,842            3,663
                                                        --------         --------

Cash flows from financing activities:
      Notes payable to bank                               (7,188)           2,994
      Proceeds from long-term debt                         1,896             -
      Principal payments                                  (6,126)            (287)
      Dividends paid                                        (372)            (186)
                                                        ---------       ----------
            Net cash provided by (used in) financing
              activities                                 (11,790)           2,521
                                                        ---------       ----------
Net increase (decrease) in cash and cash equivalents      (1,784)           2,338
Cash and cash equivalents at beginning of year             7,110            9,838
                                                        ---------       ----------
Cash and cash equivalents at end of quarter             $  5,326         $ 12,176
                                                        =========       ==========

Disclosure of accounting policy:

For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all demand deposits and overnight investments as cash.

See notes to condensed consolidated financial statements.

                   SEABOARD CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements



Note 1

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 26, 1994, and the results of operations and cash flows for the twelve weeks ended March 26, 1994 and March 27, 1993, respectively.



Note 2

The results of operations for the twelve weeks ended March 26, 1994 and March 27, 1993 are not necessarily indicative of the results to be expected for the full year.


Note 3


The following is a summary of inventories at March 26, 1994 and December 31, 1993 (in thousands):

                                             March 26, 1994     December 31, 1993
                                             --------------     -----------------
At lower or last-in, first out (LIFO) cost or market:

      Live poultry                                $23,434               $22,545
      Dressed poultry                              11,330                 8,278
      Feed and baking ingredients, packaging
            supplies and other                      7,452                 7,200
                                                 ---------             --------
                                                   42,216                38,023
      LIFO allowance                               (4,305)               (3,834)
                                                 ---------             --------
            Total inventories at lower of
              LIFO cost or market                  37,911                34,189
                                                 ---------             --------

At lower of first-in, first-out (FIFO) cost or market:

      Crops in production, fertilizers and
        pesticides                                  6,997                11,376
      Grain, flour and feed                         4,684                 3,170
      Dressed pork                                  4,890                 8,587
      Live Hogs                                     4,431                 3,037
      Other                                         7,957                 7,467
                                                 ---------              -------
            Total inventories at lower of
              FIFO cost or market                  28,959                33,637
                                                 ---------              -------
Grain, at market                                      249                 3,135
                                                 ---------              -------
            Total inventories                     $67,119               $70,961
                                                 =========             ========

                    SEABOARD CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements


Note 4

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires certain investments to be categorized as either Trading, Available-for-Sale, or Held-to-Maturity. Investments in the Trading category are carried at fair value with unrealized gains and losses included in income. Investments in the Available-for-Sale category are carried at fair value with unrealized gains and losses recorded as a special component of stockholders' equity. Investments in the Held-to-Maturity category are carried at amortized cost. Short-term investments at January 1, 1994 included $215,902,000 in debt securities, for which cost approximated fair value and, therefore, the impact of adopting this standard was not material to the consolidated financial statements of the Company.

At March 26, 1994, the Company categorized all short-term investments as Available-for-Sale. The estimated fair value of the short-term investments amounted to $194,617,000. The effect of applying the standard in the quarter ended March 26, 1994 was to decrease stockholders' equity by $466,000, net of $230,000 in deferred income taxes. The amortized cost, gross unrealized holding gains and losses and the estimated fair value of the Available-for-Sale debt securities as of March 26, 1994 are presented in the following table:

                                       Gross       Gross
                                    Unrealized  Unrealized  Estimated
                         Amortized    Holding     Holding     Fair
(Thousands of Dollars)     Cost        Gains      Losses      Value
                        ----------------------------------------------
U.S. Treasury securities
and obligations of U.S.
government agencies      $104,992        -          (495)    104,497

Obligations of states
and political
subdivisions               65,413        -          (221)     65,192

Other debt securities      24,908         20        -         24,928
                        -----------------------------------------------
  Total debt securities  $195,313         20        (716)    194,617
                        ===============================================

The gross realized gains on sales of Available-for-Sale securities totalled $32,000, and the gross realized losses totalled $82,000 for the quarter ended March 26, 1994.

The Available-for-Sale debt securities are expected to be traded within one year.

                              First Quarter 1994
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources

Liquidity, as measured by current ratio and working capital, has increased since December 31, 1993. Comparative amounts are as follows:

                                 March 26, 1994    December 31, 1993
                                 ----------------  -----------------
Current Ratio                          3.69                3.19

Working Capital
(in thousands)                      $278,418            $276,447

The Company invested $10.7 million in property, plant and equipment through March 26, 1994 in the food production and processing segment. Capital expenditures of $2.5 million were for construction expenditures on the Company's hog production and processing project in Northeastern Colorado and the Oklahoma Panhandle. Cumulative capital expenditures on the project since 1992 total $29.1 million. The Company anticipates remaining expenditures to total $80.4 million for facilities and working capital. The project will be funded with existing term debt or future financings.

Capital expenditures of $3.0 million were made at the Company's poultry processing plant in Western Kentucky to expand processing capacity. Cumulative capital expenditures related to the expansion total $9.7 million. Remaining capital expenditures for planned expansion of the poultry processing facility are expected to total $1.3 million during 1994 and will be funded with internal cash.

Other capital expenditures in the food production and processing segment for the first quarter included $5.2 million in general replacement and upgrade of plant and equipment.

Capital expenditures in the transportation segment of $0.1 million were for routine replacement and upgrade of equipment used in the Company's ocean liner service and were funded with working capital.

As of March 26, 1994 and December 31, 1993, the Company had $8.9 million and $16.1 million, respectively, outstanding under the Company's short-term uncommitted, unsecured credit lines from banks totalling $132.0 million.

Management intends to continue its policy of expansion and growth in the agribusiness and ocean transportation industries and believes the Company's liquidity and capital resources are adequate for its intended operations.

Results of Operations

Net sales for the quarter ended March 26, 1994, decreased by $26.1 million compared to the same period one year earlier. Operating income remained almost unchanged compared to the same period one year ago.

The segment distribution of the increase (decrease) in sales and operating income in the first quarter compared to the prior year is as follows (in thousands):

                                       Net Sales     Operating Income
                                      -----------    ----------------
Food production and processing         $(41,166)           $  (1,874)
Transportation                           14,589                1,588
Other                                       508                  241
                                      -----------    ----------------
                                       $(26,069)            $    (45)
                                      ===========    ================

The decrease in net sales in the food production and processing segment is related to reducing the number of hogs slaughtered at the Company's Minnesota processing plant. By the end of the first quarter of 1994, the Company had stopped the slaughter of pork and lamb at the plant. The ongoing operations of the plant will consist of further processing fresh pork products purchased from third parties. In addition, sales from the flour mill in Zaire are no longer included in the Company's consolidation after a sale of shares reduced the investment to a minority interest. Beginning in December 1993, the Company began using the equity method of accounting for the flour mill in Zaire. Net sales from commodity trading activity decreased as a result of a decrease in grain sales to the Company's nonconsolidated flour mills.

Operating income within the food production and processing segment decreased during the quarter compared to the same quarter one year earlier. The decrease was primarily related to higher finished feed costs at the Company's poultry and pork operations. The higher feed costs were partially offset by the reduced hog kill at the Minnesota processing plant which resulted in lower operating losses compared to the same quarter one year ago.

Net sales and operating income in the transportation segment increased as a result of the new services to Peru and Chile and increased volume with existing services in Central America.

Results of Operations (continued)

Selling, general and administrative expenses remained almost unchanged during the quarter compared to the same quarter one year earlier. As a percentage of sales, selling, general and administrative expenses increased by less than 1% compared to the same quarter one year ago.

Interest income and interest expense increased $0.6 million and $1.9 million, respectively, compared to the same quarter one year earlier. The increase is primarily related to the issuance of $100.0 million in Senior Notes in December 1993, the proceeds of which were invested in short-term investments.

The Company does not believe its businesses have been materially adversely affected by inflation.

                   SEABOARD CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the twelve week period ended March 26, 1994.

                        PART II - OTHER INFORMATION



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                  DATE:      May 6, 1994

                  Seaboard Corporation


                  by:      /s/ Rick J. Hoffman
                           -------------------------------------
                           Rick J. Hoffman, Vice President




                  by:      /s/ Jesse H. Bechtold
                           -------------------------------------
                           Jesse H. Bechtold, Chief Accounting
                           Officer