Form 10-Q
period 1994-06-18
SEABOARD CORP /DE/
filed 1994-08-02
CIK 88121

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For Quarter Ended        June 18, 1994
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x. No ___.

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.
Common stock of $1 par value, 1,487,520 shares outstanding, as of June 18, 1994.

                              Total pages in filing - 12 pages



                    SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                    June 18, 1994 and December 31, 1993
                           (Thousands of Dollars)

Part I - Financial Information
                                                June 18, 1994    December 31, 1993
                                               ---------------  ------------------
                      Assets
Current assets:
      Cash and cash equivalents                    $  4,284             $  7,110
      Short-term investments                        202,614              215,902
      Receivables, net                              105,300               92,714
      Inventories                                    72,341               70,961
      Deferred income taxes                           6,522                7,671
      Other current assets                            7,637                8,374
                                                   ---------            ---------
            Total current assets                    398,698              402,732
                                                   ---------            ---------
Investments in and advances to foreign
      subsidiaries not consolidated                  28,638               28,520
                                                   ---------            ---------
Property, plant and equipment                       379,568              354,932
Accumulated depreciation                           (160,297)            (149,494)
                                                   ---------            ---------
      Net property, plant and equipment             219,271              205,438
                                                   ---------            ---------
Other assets                                          8,854               10,642
                                                   ---------            ---------
Total assets                                       $655,461             $647,332
                                                   =========            =========

                          Liabilities and Stockholders' Equity

Current liabilities:
      Notes payable and current maturities
            of long-term debt                      $ 13,752             $ 25,272
      Accounts payable                               35,543               44,787
      Income taxes payable                           12,085                8,757
      Other current liabilities                      46,708               47,469
                                                   ---------            ---------
            Total current liabilities               108,088              126,285

Long-term debt, less current maturities             196,945              194,506
Deferred income taxes                                19,565               20,440
Deferred grants                                       4,341                 -
Accrued pension plan liabilities, net of
      current portion                                 4,926                1,745
                                                   ---------            ---------
            Total liabilities                       333,865              342,976
                                                   ---------            ---------
Stockholders' equity:
      Common stock of $1 par value.
            Authorized 4,000,000 shares;
             issued 1,789,599 shares                  1,790                1,790
      Less 302,079 shares held in treasury,
            at par value                                302                  302
                                                     -------             --------
                                                      1,488                1,488
      Additional capital                              4,440                4,440
      Unrealized loss on debt securities,
         (net of deferred income taxes
          of $317)                                     (636)                -
      Retained earnings                             316,304              298,428
                                                   ---------            ---------
                  Total stockholders' equity        321,596              304,356
                                                   ---------            ---------
Total liabilities and stockholders' equity         $655,461             $647,332
                                                   =========            =========

See notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
             Twelve weeks ended June 18, 1994 and June 19, 1993
                (Thousands of dollars except per share amounts)

                                                   June 18, 1994     June 19, 1993
                                                   --------------   --------------
Net sales                                              $215,016          $258,254
Cost of sales and operating expenses                    175,084           228,403
                                                      ---------         ---------
            Gross income                                 39,932            29,851

Selling, general and administrative expenses             24,472            22,902
                                                      ---------         ---------
            Operating income                             15,460             6,949
                                                      ---------         ---------
Other income (expense):

      Interest income                                     1,915             2,640
      Interest expense                                   (3,191)           (1,389)
      Miscellaneous                                       2,983            (1,311)
                                                       ---------        ----------
             Total other income (expense)                 1,707               (60)
                                                       ---------        ----------
                  Earnings before income taxes           17,167             6,889
                                                     ----------        ----------
Income tax expense (benefit):

      Current                                             6,188             2,068
      Deferred                                             (165)               15
                                                     ----------        ----------
          Total income taxes                              6,023             2,083
                                                     ----------        ----------
             Net earnings                              $ 11,144          $  4,806
                                                     ==========        ==========

Earnings per common share                              $   7.49          $   3.23
                                                     ==========        ==========
Dividends declared per common share                    $    .25          $   .125
                                                     ==========        ==========
Average number of shares outstanding                  1,487,520         1,487,520
                                                     ==========        ==========

See notes to condensed consolidated financial statements.

                    SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
             Twenty-four weeks ended June 18, 1994 and June 19, 1993
                (Thousands of dollars except per share amounts)

                                                   June 18, 1994     June 19, 1993
                                                   -------------     -------------
Net sales                                              $472,414          $541,721
Cost of sales and operating expenses                    396,413           475,644
                                                      ---------          --------
            Gross income                                 76,001            66,077

Selling, general and administrative expenses             48,739            47,281
                                                      ---------          --------
            Operating income                             27,262            18,796
                                                      ---------          --------
Other income (expense):

      Interest income                                     3,659             3,772
      Interest expense                                   (6,549)           (2,887)
      Miscellaneous                                       3,844              (684)
                                                       ---------         ---------
             Total other income                             954               201
                                                       ---------         ---------
                  Earnings before income taxes and
                    cumulative effect of a change
                    in accounting principle              28,216            18,997
                                                       ---------         ---------
Income tax expense (benefit):

      Current                                             9,005             6,678
      Deferred                                              591              (618)
                                                       ---------         ---------
          Total income taxes                              9,596             6,060
                                                       ---------         ---------
Earnings before cumulative effect of a change
  in accounting principle                                18,620            12,937

      Cumulative effect on prior years of
        changing the method of accounting for
        deferred income taxes                              -               20,074
                                                       ---------         ---------
             Net earnings                              $ 18,620          $ 33,011
                                                       =========         =========
Earnings per common share:

       Income before cumulative effect of a
         change in accounting principle                $  12.52          $   8.70

       Cumulative effect on prior years of
         changing the method of reporting
         deferred income taxes                              -               13.49
                                                       ---------         ---------
             Earnings per common share                 $  12.52          $  22.19
                                                       =========         =========
Dividends declared per common share                    $    .50          $    .25
                                                       =========         =========
Average number of shares outstanding                  1,487,520         1,487,520
                                                      ==========        ==========

See notes to condensed consolidated financial statements.

                    SEABOARD CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
             Twenty-four weeks ended June 18, 1994 and June 19, 1993
                             (Thousands of Dollars)

                                                   June 18, 1994    June 19, 1993
                                                   -------------    -------------
Net cash provided by operating activities               $ 14,367         $ 33,673
                                                        --------         --------

Cash flows from investing activities:
      Purchase of investments                           (375,425)            -
      Proceeds from the sale and maturity of
        investments                                      387,760             -
      Net (investment in) short-term investments            -              (5,736)
      Capital expenditures, net                          (28,057)         (28,206)
      Notes receivable                                     4,131           (2,076)
      Investments and advances to foreign
        subsidiaries not consolidated                       (118)             352
      Acquisition of business                               -              (5,500)
      Cash acquired in acquisition of business              -               2,202
                                                        ---------        ---------
            Net cash used by investing activities        (11,709)         (38,964)
                                                        ---------        ---------
Cash flows from financing activities:
      Notes payable to bank                               (6,178)           1,717
      Proceeds from long-term debt                         3,792           10,250
      Principal payments                                  (6,695)            (351)
      Deferred grants                                      4,341              -
      Dividends paid                                        (744)            (372)
                                                        ---------         ---------
            Net cash provided by (used in) financing
              activities                                  (5,484)          11,244
                                                        ---------         ---------
Net increase (decrease) in cash and cash equivalents      (2,826)           5,953
Cash and cash equivalents at beginning of year             7,110            9,838
                                                        ---------        ----------
Cash and cash equivalents at end of quarter             $  4,284         $ 15,791
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

                    SEABOARD CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements



Note 1

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 18, 1994, the results of operations for the twelve and twenty-four weeks and the statement of cash flows for the twenty-four weeks ended June 18, 1994 and June 19, 1993, respectively.


Note 2

The results of operations for the twelve and twenty-four weeks ended June 18, 1994 and June 19, 1993 are not necessarily indicative of the results to be expected for the full year.


Note 3


The following is a summary of inventories at June 18, 1994 and December 31, 1993 (in thousands):


                                              June 18, 1994     December 31, 1993
                                              --------------   ------------------
At lower of last-in, first-out (LIFO) cost or market:

      Live poultry                                $24,369               $22,545
      Dressed poultry                              13,441                 8,278
      Feed and baking ingredients, packaging
            supplies and other                      6,519                 7,200
                                                  -------               -------
                                                   44,329                38,023
      LIFO allowance                               (4,170)               (3,834)
                                                  --------              --------
            Total inventories at lower of
              LIFO cost or market                  40,159                34,189
                                                  --------              --------

At lower of first-in, first-out (FIFO) cost or market:

      Crops in production, fertilizers and
        pesticides                                  4,883                11,376
      Grain, flour and feed                         5,728                 3,170
      Dressed pork                                  5,448                 8,587
      Live Hogs                                     6,713                 3,037
      Other                                         9,410                 7,467
                                                  --------              --------
            Total inventories at lower of
              FIFO cost or market                  32,182                33,637
                                                  --------              --------
Grain, at market                                     -                    3,135
                                                  --------              --------
            Total inventories                     $72,341               $70,961
                                                  ========              ========


                    SEABOARD CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements


Note 4

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires certain investments to be categorized as either Trading, Available-for-Sale, or Held-to-Maturity. Investments in the Trading category are carried at fair value with unrealized gains and losses included in income. Investments in the Available-for-Sale category are carried at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. Investments in the Held-to-Maturity category are carried at amortized cost. Short-term investments at January 1, 1994 included $215,902,000 in debt securities, for which cost approximated fair value and, therefore, the impact of adopting this standard was not material to the consolidated financial statements of the Company. At June 18, 1994, the Company categorized all short-term investments as Available-for-Sale.



Note 5

Subsequent to June 18, 1994, the Company entered into a tentative settlement of a derivative action commenced in April 1990 by a stockholder naming the Company, the Parent Company and the then three directors of the Company as defendants. Under the terms of the settlement, the Company would receive a payment of $10.8 million from which it would be required to pay plaintiff's legal costs. This settlement is subject to approval of the Delaware Chancery Court.

                             Second Quarter 1994
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources
- - -------------------------------
Liquidity, as measured by current ratio and working capital, has increased since December 31, 1993. Comparative figures are as follows:

                                  June 18, 1994    December 31, 1993
                                  --------------   -----------------
Current Ratio                          3.69                3.19

Working Capital
(in thousands)                      $290,610            $276,447

Net cash provided by operating activities for the twenty-four weeks ended June 18, 1994 decreased compared to the same period one year ago primarily due to increased short-term advances and deposits related to the construction of hog production facilities.

The Company invested $24.8 million in property, plant and equipment through June 18, 1994 in the food production and processing segment. Capital expenditures of $11.1 million were for construction expenditures on the Company's hog production and pork processing project in Northeastern Colorado and the Oklahoma Panhandle. Cumulative capital expenditures for hog facilities have totalled $37.6 million since 1992. The company expects expenditures for facilities and working capital to total $71.9 million in the next two years, of which approximately $33.8 million is currently under contract. This expansion will be funded primarily with term debt.

Through June 18, 1994, capital expenditures of $4.1 million were made at the Company's poultry processing plant in Western Kentucky to expand processing capacity. Cumulative capital expenditures related to the expansion total $11.0 million. Remaining capital expenditures for planned expansion of the poultry processing facility are expected to total $1.0 million during 1994 and will be funded with internal cash.

Other capital expenditures in the food production and processing segment through June 18, 1994 included $9.6 million in general replacement and upgrade of plant and equipment.

Capital expenditures in the transportation segment through June 18, 1994, totalled $3.1 million and were for routine replacement and upgrade of equipment used in the Company's ocean liner service and were funded with internal cash. Subsequent to June 18, 1994, the Company committed to purchase a cargo vessel to be used in its ocean liner service. The purchase price will be approximately $15 million and will be funded with internal cash.

- - -------------------------------
As of June 18, 1994 and December 31, 1993, the Company had $9.9 million and $16.1 million, respectively, outstanding under the Company's short-term uncommitted, unsecured credit lines from banks totalling $132.0 million.

Deferred grants represent economic development grant funds provided by local government agencies. Use of these funds is limited to construction of a hog processing facility in Guymon, Oklahoma. Deferred incentive grants will be amortized over the life of the assets acquired with the funds. As of June 18, 1994, the Company had used $4.3 million of grant funds, approximately $8.2 million of grant funds remain available for construction expenditures.

Management intends to continue its policy of expansion and growth in the agribusiness and ocean transportation industries and believes the Company's liquidity and capital resources are adequate for its intended operations.




Results of Operations
- - ---------------------
Net sales for the twelve and twenty-four weeks ended June 18, 1994 decreased by $43.2 million and $69.3 million, respectively, compared to the same periods one year earlier. Operating income increased by $8.5 million in the second quarter and year-to-date compared to the same periods one year ago.

The segment distribution of the increase (decrease) in net sales and operating income compared to the prior year is as follows (in thousands):

                               Net Sales          Operating Income
                         ---------------------  ---------------------
                         Quarter  Year-to-Date  Quarter  Year-to-Date
                        --------- ------------ --------- ------------
Food production and
  processing            $(54,107)   $(95,273)  $ 2,660       $   747
Transportation             7,791      22,380     5,253         6,841
Other                      3,078       3,586       598           878
                        ---------   ---------  --------      --------
                        $(43,238)   $(69,307)  $ 8,511       $ 8,466
                        =========   =========  ========      ========

The decrease in net sales in the food production and processing segment is the result of discontinuing the slaughter of hogs and lambs at the Company's Minnesota processing plant. Since March, 1994, the ongoing operations of the plant have consisted of further processing fresh pork products purchased from third parties. In addition, sales from the flour mill in Zaire are no longer included in the Company's consolidation after a sale of shares reduced the investment to a minority interest. Beginning in December 1993, the Company began using the equity method of accounting for Zaire. Net

- - ---------------------

sales from the commodity trading activity decreased as a result of a decrease in grain sales to the Company's nonconsolidated flour mills. These decreases were partially offset by increases in poultry sales attributable to an increase in average sales price and pounds sold of poultry products. The increase in pounds sold resulted primarily from the expansion of the company's poultry processing plant in Western Kentucky.

Operating income within the food production and processing segment increased during the quarter and year-to-date compared to the same periods one year earlier. The improved operating results were primarily due to higher average sales prices for the Company's poultry products. Finished feed costs remain higher for the quarter and year-to-date compared to the same periods last year. Year-to-date operating income has been further increased by discontinuing the hog kill at the Minnesota processing plant which has resulted in lower operating losses compared to the same period one year ago.

Net sales and operating income in the transportation segment increased for the quarter and year-to-date compared to the same periods one year earlier. The increases resulted from new services to Peru and Chile and increased southbound volume within existing services in the Eastern Caribbean, particularly in the second quarter. The Company expects recent political and economic instability in Venezuela to have a negative effect on net sales and operating income. At this time, the Company does not believe the effect will be material.

Selling, general and administrative expenses increased by $1.6 million and $1.5 million for the quarter and year-to-date, respectively, compared to the same periods one year earlier. The increase is primarily related to expanded services in the transportation segment and expansion of the Company's hog production business.

Interest income decreased for the quarter and year-to-date by $0.7 million and $0.1 million, respectively, compared to the same periods one year earlier. The decrease is primarily a result of having accrued $1.4 million of interest on refunds of Federal income tax in the second quarter of 1993.

Interest expense increased for the quarter and year-to-date by $1.8 million and $3.7 million, respectively, compared to the same periods one year ago. The increase is primarily related to the issuance of $100.0 million in Senior Notes in December 1993, the proceeds of which were invested in short-term investments.

Results of Operations (continued)
- - ---------------------

Miscellaneous income includes a $2.9 million gain from liquidating an interest rate exchange agreement during the quarter. The Company entered into the interest rate exchange agreement as an anticipatory hedge against interest rate risk associated with variable rate financing. Subsequent to obtaining the interest rate exchange agreement the Company received commitments for fixed rate financing and, therefore, terminated the agreement.

The Company does not believe its businesses have been materially adversely affected by inflation.

                   SEABOARD CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION





Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 25, 1994 in Newton, Massachusetts. Two items were submitted to a vote of stockholders as described in the Company's Proxy Statement dated
March 31, 1994. The table below briefly describes the proposals and results of the stockholders' vote:

                        Votes in     Votes                 Broker
                          Favor     Against     Abstain   Nonvotes
                       ---------- ----------  ---------- ----------
1.  To elect:
    H. Harry Bresky,    1,425,991      0          550         0
    Joe E. Rodrigues,   1,425,991      0          550         0
    Robert J.
    McDonough, and      1,425,891      0          650         0
    Thomas J. Shields   1,425,981      0          560         0
    as directors.

2.  To ratify
    selection of
    KPMG Peat Marwick
    as independent
    auditors            1,426,036    175          330         0




Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the twelve week period ended June 18, 1994.







                                    Page 11








                        PART II - OTHER INFORMATION



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                  DATE:      August 1, 1994

                  Seaboard Corporation


                  by:      /s/ Rick J. Hoffman
                           Rick J. Hoffman, Vice President




                  by:      /s/ Jesse H. Bechtold
                           Jesse H. Bechtold, Chief Accounting
                           Officer























                                    Page 12