Form 10-Q
period 1994-09-10
SEABOARD CORP /DE/
filed 1994-10-25
CIK 88121

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For Quarter Ended        September 10, 1994
                     ........................................................

Commission file number       1-3390
                     ........................................................


                                Seaboard Corporation
.............................................................................
                 (Exact name of registrant as specified in its charter)


          Delaware                      04-2260388
.............................................................................
     (State or other jurisdiction of              (IRS Employer
      incorporation or organization).                Identification No.)


     200 Boylston Street, Newton, MA                     02167
.............................................................................
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        617-332-8492
                                                   ..........................

.............................................................................
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x . No ___.

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date. Common stock of $1 par value, 1,487,520 shares outstanding, as of September 10, 1994.


                                   Total pages in filing - 13 pages


                   SEABOARD CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                  September 10, 1994 and December 31, 1993
                          (Thousands of Dollars)


Part 1 - Financial Information            September 10,        December 31,
                                              1994                 1993
                                          -------------        ------------
                                  Assets
Current assets:
     Cash and cash equivalents               $   4,790         $   7,110
     Short-term investments                    227,412           215,902
     Receivables, net                           96,284            92,714
     Inventories                                68,148            70,961
     Deferred income taxes                       7,899             7,671
     Other current assets                       10,783             8,374
                                            ----------         ---------
          Total current assets                 415,316           402,732
                                            ----------         ---------
Investments in and advances to foreign
     subsidiaries not consolidated              28,492            28,520
                                            ----------         ---------
Property, plant and equipment                  383,737           354,932
Accumulated depreciation                      (165,881)         (149,494)
                                            ----------         ---------
     Net property, plant and equipment         217,856           205,438
                                            ----------         ---------
Other assets                                     9,928            10,642
                                            ----------         ---------
Total assets                                 $ 671,592         $ 647,332
                                            ==========         =========



                    Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable and current maturities
          of long-term debt                  $  18,194         $  25,272
     Accounts payable                           37,080            44,787
     Income taxes payable                       12,270             8,757
     Other current liabilities                  49,525            47,469
                                              --------           -------
          Total current liabilities            117,069           126,285

Long-term debt, less current maturities        196,360           194,506
Deferred income taxes                           21,555            20,440
Deferred grants                                  4,481              -
Accrued pension plan liabilities, net of
     current portion                             5,296             1,745
                                              --------          --------
               Total liabilities               344,761           342,976
                                              --------          --------
Stockholders' equity:
     Common stock of $1 par value.
          Authorized 4,000,000 shares;
          issued 1,789,599 shares                1,790             1,790
     Shares held in treasury, at par value        (302)             (302)
                                              --------           -------
                                                 1,488             1,488
     Additional capital                          4,440             4,440
     Unrealized loss on debt securities,
        (net of deferred income taxes of $350)   (678)                -
     Retained earnings                         321,581           298,428
                                              --------          --------
               Total stockholders' equity      326,831           304,356
                                              --------          --------
Total liabilities and stockholders' equity   $ 671,592         $ 647,332
                                              ========          ========

See notes to condensed consolidated financial statements.



                   SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Earnings
        Twelve weeks ended September 10, 1994 and September 11, 1993
              (Thousands of dollars except per share amounts)


                                             September 10,      September 11,
                                                  1994               1993
                                             -------------      -------------

Net sales                                      $ 214,952            $ 250,197
Cost of sales and operating expenses             183,405              225,317
                                             -------------        -----------
          Gross income                            31,547               24,880
                                             ------------         -----------
Selling, general and administrative expenses      22,939               22,027
                                             ------------         -----------

          Operating income                         8,608                2,853
                                             ------------         -----------
Other income (expense):

     Interest income                               2,068                1,469
     Interest expense                             (2,713)              (1,840)
     Miscellaneous                                  (856)               1,038
                                             ------------         ------------
       Total other income (expense)               (1,501)                 667
                                             ------------         ------------

Earnings before income taxes                       7,107                3,520
                                             ------------         ------------

Income tax expense (benefit):

     Current                                       1,380                2,935
     Deferred                                        646               (1,064)
                                             ------------         ------------
       Total income taxes                          2,026                1,871
                                             ------------         ------------
           Net earnings                        $   5,081            $   1,649
                                             ============         ============
Earnings per common share                      $    3.42            $    1.11
                                             ============         ============
Dividends declared per common share            $     .25            $     .25
                                             ============         ============
Average number of shares outstanding            1,487,520           1,487,520
                                             ============         ============

See notes to condensed consolidated financial statements.




                   SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Earnings
      Thirty-six weeks ended September 10, 1994 and September 11, 1993
              (Thousands of dollars except per share amounts)


                                           September 10,         September 11,
                                                1994                  1993
                                           -------------         -------------

Net sales                                     $ 687,366            $ 791,918
Cost of sales and operating expenses            579,818              700,961
                                              -------------         ---------
          Gross income                          107,548               90,957
                                              -------------         ---------
Selling, general and administrative expenses     71,678               69,308
                                              -------------         ---------
          Operating income                       35,870               21,649
                                              -------------         ---------
Other income (expense):

     Interest income                              5,727                5,241
     Interest expense                            (9,262)              (4,727)
     Miscellaneous                                3,556                  354
                                              -------------         ---------
       Total other income                            21                  868
                                              -------------         ---------
          Earnings before income taxes and
            cumulative effect of a change
            in accounting principle              35,891               22,517
                                              -------------         ---------
Income tax expense (benefit):

     Current                                     10,385               9,613
     Deferred                                     1,237              (1,682)
                                              -------------         ---------
Total income taxes                               11,622                7,931
                                              -------------         ---------
Earnings before cumulative effect of
 a change in accounting principle                24,269               14,586

     Cumulative effect on prior years of
      changing the method of accounting for
      deferred income taxes                         -                 20,074
                                              -------------         ---------
          Net earnings                        $  24,269            $  34,660
                                              =============         =========
Earnings per common share:
     Income before cumulative effect of
      a change in accounting principle        $   16.32            $    9.81

     Cumulative effect on prior years of
      changing the method of reporting
      deferred income taxes                         -                  13.49
                                              -------------         ---------
          Earnings per common share           $   16.32            $   23.30
                                              =============         =========
Dividends declared per common share           $     .75            $     .75
                                              =============         =========
Average number of shares outstanding          1,487,520            1,487,520
                                              =============        ==========

See notes to condensed consolidated financial statements.



                  SEABOARD CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
      Thirty-six weeks ended September 10, 1994 and September 11, 1993
                           (Thousands of Dollars)


                                          September 10,        September 11,
                                              1994                  1993
                                          -------------        -------------

Net cash provided by operating
  activities                                 $  43,676            $  41,769
                                               ----------         ---------

Cash flows from investing activities:
      Purchase of investments                 (586,700)                -
      Proceeds from the sale and maturity
        of investments                         574,162                 -
     Net (investment in) short-term
       investments                                -                  (2,258)
     Capital expenditures, net                 (34,316)             (56,195)
     Notes receivable                            2,689               (3,622)
     Investments and advances to foreign
       subsidiaries not consolidated                28                 (539)
     Acquisition of business                      -                  (5,500)
     Cash acquired in acquisition of business     -                   2,202
                                              ------------         ---------
               Net cash used by investing
                 activities                    (44,137)             (65,912)
                                              -----------         ----------

Cash flows from financing activities:
     Notes payable to bank                      (1,552)               5,181
     Proceeds from long-term debt                3,792               26,500
     Principal payments                         (7,464)                (849)
     Deferred grants                             4,481                 -
     Dividends paid                             (1,116)                (744)
                                              -----------         ----------
               Net cash (used) provided by
                 financing activities           (1,859)              30,088
                                              -----------         ----------
Net increase (decrease) in cash
  and cash equivalents                          (2,320)               5,945

Cash and cash equivalents at
  beginning of year                              7,110                9,838
                                              -----------         ----------
Cash and cash equivalents at end of
  quarter                                     $  4,790            $  15,783
                                               ============         ========


Disclosure of accounting policy:
     For purposes of the Condensed Consolidated Statements of Cash Flows, the
     Company considers all demand deposits and overnight investments as cash.

See Notes to Condensed Consolidated Financial Statements.


                        SEABOARD CORPORATION AND SUBSIDIARIES
                  Notes to Condensed Consolidated Financial Statements

Note 1
- - ------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 10, 1994, the results of operations for the twelve and thirty-six weeks and the statement of cash flows for the thirty-six weeks ended September 10, 1994 and September 11, 1993, respectively.

Note 2
- - ------

The results of operations for the twelve and thirty-six weeks ended September 10, 1994 and September 11, 1993 are not necessarily indicative of the results to be expected for the full year.

Note 3
- - ------


The following is a summary of inventories at September 10, 1994 and December 31, 1993 (in thousands):





                                                 September 10,    December 31,
                                                    1994             1993
                                                  -----------     -----------

At lower of last-in, first-out (LIFO) cost or market:

     Live poultry                                 $ 22,652           $ 22,545
     Dressed poultry                                12,699              8,278
     Feed and baking ingredients, packaging
        supplies and other                           6,380              7,200
                                                 ---------           --------
                                                    41,731             38,023
     LIFO allowance                                 (2,528)            (3,834)
                                                 ---------           --------

          Total inventories at lower of LIFO
          cost or market                            39,203             34,189
                                                  --------           --------

At lower of first-in, first-out (FIFO) cost or market:

     Crops in production, fertilizers
          and pesticides                             6,079             11,376
     Grain, flour and feed                           6,643              3,170
     Dressed pork                                    3,276              8,587
     Live hogs                                       6,465              3,037
     Other                                           6,482              7,467
                                                    -------           -------

          Total inventories at lower of FIFO
          cost or market                            28,945             33,637
                                                  ---------          --------


Grain, at market                                       -                3,135
                                                 -----------      -----------

          Total inventories                       $ 68,148           $ 70,961
                                                 ==========       ===========


                   SEABOARD CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements



Note 4
- - ------

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires certain investments to be categorized as either Trading, Available-for-Sale, or Held-to-Maturity. Investments in the Trading category are carried at fair value with unrealized gains and losses included in income. Investments in the Available-for-Sale category are carried at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. Investments in the Held-to-Maturity category are carried at amortized cost. Short-term investments at January 1, 1994 included $215,902,000 in debt securities, for which cost approximated fair value and, therefore, the impact of adopting this standard was not material to the consolidated financial statements of the Company. At September 10, 1994, the Company categorized all short-term investments as Available-for-Sale.



Note 5
- - ------

On or about August 31, 1994, the Company mailed to its stockholders a Summary of a Proposed Settlement in the stockholder derivative action brought by Alan
R. Kahn against the Company and certain subsidiaries, its parent Seaboard Flour Corporation and Messrs. H. Harry Bresky, Otto Bresky, Jr. and Charles
M. Goldman in their capacity as Directors of the Company at the time of the related party transactions complained of. This action is pending in Delaware Chancery Court. On October 13, 1994, a hearing was held in Delaware Chancery Court on the proposed settlement, under which the defendants would pay the Company $10.8 million in full settlement of all claims. The Company would pay, from such amount, plaintiff's legal fees in the amount of $2.0 million if approved by Delaware Chancery Court. An Objection to the Proposed Settlement was filed by stockholders of Seaboard Flour Corporation (SFC) who objected to the terms of the proposed Release to be given as part of the Stipulation of Settlement on the ground that it might be construed to bar certain claims by SFC or its shareholders. The objectors did not object to the terms of the settlement other than the scope of the Release, and the Court indicated its tentative approval of the unobjected to portion of the Settlement. Final approval of the Settlement by Delaware Chancery Court has been deferred pending a resolution of the Objection.

                             Third Quarter 1994
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                ---------------------------------------------



Liquidity and Capital Resources
- - -------------------------------

Liquidity, as measured by current ratio and working capital, has increased since December 31, 1993. Comparative figures are as follows:

                                September 10, 1994     December 31, 1993
                                ------------------     -----------------

     Current Ratio                     3.55                   3.19

     Working Capital                 $298,247               $276,447
     (in thousands)


The Company invested $34.1 million in property, plant and equipment through September 10, 1994 in the food production and processing segment. Capital expenditures of $14.0 million were for construction of hog production facilities in Northeastern Colorado and the Oklahoma Panhandle and a hog processing plant in Guymon, Oklahoma. Cumulative capital expenditures for these facilities have totaled $40.3 million since 1992. The Company expects additional expenditures for facilities and working capital to total $83.2 million in the next two years, of which approximately $27.6 million is currently under contract. This expansion will be funded primarily with term debt.

Through September 10, 1994 capital expenditures of $4.3 million were made at the Company's poultry processing plant in Western Kentucky to complete an expansion of processing capacity. Cumulative capital expenditures related to the expansion totaled $11.2 million and were funded with cash.

Other capital expenditures in the food production and processing segment through September 10, 1994 included $15.8 million in general replacement and upgrade of plant and equipment.

Capital expenditures in the transportation segment through September 10, 1994, totaled $5.3 million and were for routine replacement and upgrade of equipment used in the Company's ocean liner service and were funded with cash.

Subsequent to September 10, 1994, the Company purchased a cargo vessel for $13.4 million in cash to be used in its ocean liner service.

As of September 10, 1994 and December 31, 1993, the Company had $14.5 million and $16.1 million, respectively, outstanding under the Company's short-term uncommitted, unsecured credit lines from banks totalling $132.0 million.

- - -------------------------------

Deferred grants totalling $4.5 million at September 10, 1994, represent economic development funds donated to the Company by local government agencies. Use of these funds is limited to construction of a hog processing facility in Guymon, Oklahoma. Deferred grants will be amortized over the life of the assets acquired with the funds. The Company expects to receive additional grant funds of $8.0 million for future construction expenditures.

The Company has entered into operating lease agreements for certain buildings and equipment to be used in hog production. Total rentals are expected to be approximately $3.5 million annually beginning in 1995. Most farm leases are for a five year term and are renewable month-to-month after the initial lease term.

Superior Farms, L.L.C., a newly formed subsidiary of the Company, has commenced site selection for hog production facilities that will supply hogs to the Guymon processing plant. These facilities would be located in Southwest Kansas, Southeast Colorado and the Oklahoma Panhandle. Construction of the facilities, equipment and working capital requirements would total approximately $207.0 million. The Company plans to provide $26.0 million of equity for a one-third interest subject to Superior Farms raising through a private placement offering an additional $52.0 million of equity. The balance of $132.0 million would be obtained through long-term financing. Cumulative expenditures for these facilities have been immaterial, and no material construction commitments have been made.

Management intends to continue its policy of expansion and growth in the agribusiness and ocean transportation industries and believes the Company's liquidity and capital resources are adequate for its intended operations.


Results of Operations
- - ---------------------

Net sales for the twelve and thirty-six weeks ended September 10, 1994 decreased by $35.2 million and $104.6 million, respectively, compared to the same periods one year earlier. Operating income increased by $5.8 million in the third quarter and $14.2 million year-to-date compared to the same periods one year ago.

The segment distribution of the increase (decrease) in net sales and operating income compared to the prior year is as follows (in thousands):


                            Net Sales               Operating Income
                      -----------------------    -----------------------
                       Quarter  Year-to-date      Quarter  Year-to-date
                      -----------------------    -----------------------
  Food production and
    processing        $(45,018)    $(140,291)     $ 3,407        $ 4,154
  Transportation         8,156        30,536        1,008          7,849
  Other                  1,617         5,203        1,340          2,218
                      ---------    ----------    --------       --------
                      $(35,245)    $(104,552)     $ 5,755        $14,221
                      =========    ==========    ========       ========

- - ---------------------

Food Production and Processing Segment

The decrease in net sales in the food production and processing segment is primarily the result of discontinuing the slaughter of hogs and lambs at the Company's Minnesota processing plant in March, 1994. In addition, sales from a flour mill in Zaire are no longer included in the Company's consolidation after the Company sold shares, reducing the investment to a minority interest. Beginning in December 1993, the Company began using the equity method of accounting for the mill in Zaire.

Net sales of poultry products increased during the quarter and year-to-date, partially offsetting the decreases described above. The increase in net sales of poultry products was primarily related to increased sales volume while average sales prices remained comparable to previous periods. The increase in production resulted primarily from the expansion of the Company's poultry processing plant in Western Kentucky.

Operating income within the food production and processing segment increased during the quarter compared to the same quarter one year earlier. Decreasing corn and soybean meal prices have resulted in lower finished feed cost during the quarter compared to the same quarter one year ago. Production of poultry products increased compared to the same period one year ago resulting in further increases to operating income.

Year-to-date operating income increased compared to the same period one year earlier primarily as a result of increased production of poultry products during the second and third quarter of 1994. The increased production and third quarter declines in corn and soybean meal prices have resulted in improved margins on the Company's products. Prior year operating income reflects operating losses from the Minnesota processing plant's hog kill. The hog kill was discontinued in March, 1994.


Transportation Segment

Net sales and operating income in the transportation segment increased for the quarter and year-to-date compared to the same periods one year earlier. The increases resulted from new scheduled services to South America and the Caribbean Basin and increased Southbound volume within existing services in Central America.

Recent economic instability in Venezuela has resulted in lower cargo volume from that market. The Company has been successful in replacing the volume in other markets, therefore, the effect of the Venezuelan economic situation on the Company's sales and operating income has not been material.

- - ---------------------

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.9 million and $2.4 million for the quarter and year-to-date, respectively, compared to the same periods one year earlier. The increase is primarily related to general price level increases and additional marketing and administrative support of expanded shipping routes and product lines.


Other

Interest expense increased for the quarter and year-to-date by $0.9 million and $4.5 million, respectively, compared to the same periods one year ago. The increase is primarily related to the issuance of $100.0 million in Senior Notes in December 1993, the proceeds of which were invested in short-term investments.

Miscellaneous income includes a $2.9 million gain from liquidating an interest rate exchange agreement during the second quarter. The Company entered into the interest rate exchange agreement as an anticipatory hedge against interest rate risk associated with variable rate financing. The anticipated liability to be hedged was not entered into and the Company currently has no plans to incur any other variable rate debt with similar characteristics. Accordingly, the Company terminated the agreement and discontinued deferral accounting.

The Company does not believe its businesses have been materially adversely affected by inflation.

                    SEABOARD CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION
                    -------------------------------------



Item 1.  Legal Proceedings.
         -----------------

     See Note 5 of the Notes to Condensed Consolidated Financial Statements.




Item 5.  Other Information
         -----------------

     During the twelve-week period ending September 10, 1994, Director Robert
J. McDonough passed away. The Board of Directors intends to elect a replace-ment as soon as possible.




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits required to be filed by item 601 of Regulation S-K and by Item 6(a) of Instruction.

     10.1    Seaboard Corporation Executive Retirement Plan dated October
             18, 1994.

     10.2    Summary of Benefits for Excess 401(k) Contributions.

     27      Financial Data Schedule


(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the twelve week period ended September 10, 1994.

                         PART II - OTHER INFORMATION
                         ---------------------------


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DATE:     October 24, 1994

                              Seaboard Corporation


                             by:  /s/ Rick J. Hoffman
                                  -----------------------------------------
                                  Rick J. Hoffman, Vice President




                             by:  /s/ Jesse H. Bechtold
                                  -------------------------------------------
                                  Jesse H. Bechtold, Chief Accounting Officer