Form 10-Q/A
period 1994-09-10
SEABOARD CORP /DE/
filed 1994-10-25
CIK 88121

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



                   SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Earnings
        Twelve weeks ended September 10, 1994 and September 11, 1993
              (Thousands of dollars except per share amounts)


                                             September 10,      September 11,
                                                  1994               1993
                                             -------------      -------------

Net sales                                      $ 214,952            $ 250,197
Cost of sales and operating expenses             183,405              225,317
                                             -------------        -----------
          Gross income                            31,547               24,880
                                             ------------         -----------
Selling, general and administrative expenses      22,939               22,027
                                             ------------         -----------

          Operating income                         8,608                2,853
                                             ------------         -----------
Other income (expense):

     Interest income                               2,068                1,469
     Interest expense                             (2,713)              (1,840)
     Miscellaneous                                  (288)               1,038
                                             ------------         ------------
       Total other income (expense)                 (933)                 667
                                             ------------         ------------

Earnings before income taxes                       7,675                3,520
                                             ------------         ------------

Income tax expense (benefit):

     Current                                       1,380                2,935
     Deferred                                        646               (1,064)
                                             ------------         ------------
       Total income taxes                          2,026                1,871
                                             ------------         ------------
           Net earnings                        $   5,649            $   1,649
                                             ============         ============
Earnings per common share                      $    3.80            $    1.11
                                             ============         ============
Dividends declared per common share            $     .25            $     .25
                                             ============         ============
Average number of shares outstanding            1,487,520           1,487,520
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