Form 10-K405
SEABOARD CORP /DE/
filed 1995-03-31
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         FORM 10-K


(Mark One)
X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                             OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

For the transition period from ____________ to _____________

Commission file number  1-3390


                     Seaboard Corporation
   (Exact name of registrant as specified in its charter)


       Delaware                              04-2260388
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


9000 W. 67th Street, Shawnee Mission, Kansas       66202
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. X



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

$63,173,670 (March 15, 1995).  On such date, 332,493 shares were held by non-affiliates, and the stock was sold at $190 per share.


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,487,519.75 shares of Common Stock as of March 24, 1995.


DOCUMENTS INCORPORATED BY REFERENCE


Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 5, 6, 7 and 8 are incorporated by reference to the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part III, a part of item 10 and items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 1995 annual meeting of stockholders (the "1995 Proxy Statement").


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


(b)  Financial Information about Industry Segments

The information required by Item 1 relating to Industry Segments is hereby incorporated by reference to note 13 of Registrant's
Consolidated Financial Statements appearing on pages 44, 45, 46 and 47 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


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

Registrant produces and further processes pork. Hog farrowing facilities in Colorado and Oklahoma produce breeding stock and marketable feeder pigs. The feeder pigs are raised to market hogs at Company owned or managed farms for subsequent sale or processing. Pork products are marketed to retail and foodservice customers, primarily in the north-central United States.


                           FORM 10-K
                      SEABOARD CORPORATION


Registrant is engaged in Puerto Rico in the milling of flour and the production and distribution of a full line of baked goods.
These goods are distributed directly within Puerto Rico and neighboring islands to foodservice and retail outlets.

Registrant operates an ocean liner service for containerized cargo between Florida and ports in Central and South America and the Caribbean Basin. Registrant also operates bulk carriers in the Atlantic Basin.

Registrant trades commodities, primarily bulk grains and oil seeds, in the Atlantic Basin.

Registrant produces and processes fruits, vegetables and shrimp in several countries located in the Caribbean Basin and South America, primarily for export to the U.S. The Registrant transports the majority of these products using its shipping line, and distributes them from its facility in Miami, Florida.

Registrant also produces polypropylene bags, operates a power barge, operates flour and animal feed mills, and produces pen-raised salmon.

The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is hereby incorporated by reference to note 13 of Registrant's Consolidated Financial Statements appearing on pages 44, 45, 46 and 47 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report.


(ii)  Status of Product or Segment

Registrant continues to expand its food production and processing segment by further investing in poultry, hog farrowing and finishing and pork processing facilities. The Registrant is currently constructing integrated hog production and processing facilities in Oklahoma, Texas, Kansas and Colorado. These facilities will include hog farrowing, nursing and finishing buildings, feedmills and a processing plant which will produce fresh and processed pork to be marketed primarily in the Southwest United States and for export.

Registrant discontinued fresh pork operations at its plant in Albert Lea, Minnesota as of March 25, 1994. The ongoing operations of the plant consist of producing processed meats.





                                  FORM 10-K
                             SEABOARD CORPORATION






(iii)  Sources and Availability of Raw Materials


None of Registrant's businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers.


(iv)  Patents, Trademarks, Licenses, Franchises and Concessions

Registrant uses two trademarks; Gold-n-Fresh(R) and Farmstead(R)
Fresh for retail sales of poultry products. Registrant uses five trademarks; Farmstead(R), Lakeview(R), Laurel(R), Farmstead(R) Preferred and Oh So Tender(R) in its retail sales of pork. Registrant uses two trademarks, Season Sweet(R), and Chestnut Hill Farms(R) in marketing fresh fruits and vegetables in the United States.
Registrant's Puerto Rican Baking business uses three trademarks registered to a third party; Holsum(R), Country Hearth(R) and Olympic Kids(R); under a licensing agreement.

Patents, trademarks, franchises, licenses and concessions are not material to any of Registrant's other businesses.


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


(x)  Competitive Conditions

Competition in Registrant's food production and processing segment comes from a variety of national and regional producers and is based primarily on product performance, customer service and price. In the January 1995 issue of Broiler Industry, an industry trade publication, the Registrant was ranked as the eighth largest poultry processor in the United States based on average weekly production of ready-to-cook chicken. In the October 1994 issue of Successful Farming, an industry trade publication, the Registrant was ranked as the twelfth largest pork producer in the United States based on sows in production. Registrant's Puerto Rican baking business is the largest bakery in Puerto Rico. Competition, based on price and product performance, comes primarily from imported baked goods in the cookie and donut lines, and from one Puerto Rican sliced bread baker.

Registrant's ocean liner service for containerized cargoes faces competition based on price and customer service. Registrant believes it is among the top five ranking ocean liner services for containerized cargoes in the Caribbean Basin.


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


(xiii)  Number of Persons Employed by Registrant

As of December 31, 1994, Registrant had 10,256 employees, of whom
7,014 were employed in the United States (including Puerto Rico).


(d) Financial Information about Foreign and Domestic Operations and Export Sales

The financial information required by Item 1 relating to Foreign and Domestic Operation is hereby incorporated by reference to note 13 of Registrant's Consolidated Financial Statements appearing on pages 44, 45, 46 and 47 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report. Export sales, including sales to nonconsolidated foreign subsidiaries, represent less than 10% of Registrant's consolidated revenue. Registrant did not have a material amount of sales or transfers between geographic areas for the periods reported on herein.

Registrant considers its relations with the governments of the countries in which its foreign subsidiaries are located to be satisfactory, but these foreign operations are subject to the normal risks of doing business abroad, including expropriation, confiscation, currency inconvertibility and devaluation, and currency exchange controls. To minimize these risks, Registrant has insured certain investments in and loans to the flour mill and shrimp farm in Ecuador and the flour mill in Zaire to the extent deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. The Registrant elected to discontinue political risk insurance on the power barge in the Dominican Republic during 1994.


                                  FORM 10-K
                             SEABOARD CORPORATION


Item 2.  Properties

The Registrant currently has production and distribution facilities in the following states: Alabama, Colorado, Florida, Georgia, Kansas, Kentucky, Maine, Minnesota, Oklahoma, New Jersey, North Carolina and Texas. Additionally, the Registrant has wholly or partially owned facilities in Chile, Columbia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Guyana, Honduras, Nigeria, Panama, Peru, Puerto Rico, Sierra Leone, Venezuela and Zaire.

(1)  Food Production and Processing

The principal poultry operations of the Registrant consists of five processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packing, deboning or further-processing chickens. The total slaughter capacity is approximately 212 million head per year. To support these facilities, the Registrant operates four feed mills, four hatcheries and a network of 725 contract growers that supply pullet, breeder and broiler farms. These facilities are located in Alabama, Georgia, Kentucky and Tennessee.

The Registrant's pork operations consist of a plant dedicated to further processing fresh pork into smoked and cooked hams, bacon and other prepared foods. This plant has an annual capacity of approximately 45 million pounds. Currently, a processing plant with a double shift capacity of four million hogs per year is under construction. Single shift operations are expected to begin in the Fall of 1995. Hog production facilities currently consist of a combination of owned and leased farrowing, nursery and finishing units to support 30,200 sows. These facilities are located in Colorado and Oklahoma.

The Registrant owns in whole or in part six flour mills with capacity to produce 46,700 cwts of bakery flour and mill feed per day. In addition, Registrant has feed mill capacity of 35 tons per hour to produce formula animal feed. These mills, located in Puerto Rico, Guyana, Ecuador, Sierra Leone, Nigeria and Zaire are owned in fee except for a flour mill in Sierra Leone which is on land which the Government of Sierra Leone has agreed to lease for a remaining term of 19 years, and a Nigerian flour and feed mill with a remaining lease term of 80 years and renewal option of 75 years.

The Registrant owns two bakeries in Puerto Rico.

The Registrant operates approximately 4,000 acres of shrimp ponds in Honduras and Ecuador. Approximately 2,400 acres are leased for a twenty year term and the rest are owned.

(2)  Transportation

The Registrant owns six 9,000 metric-ton deadweight dry bulk carriers and six containerized ocean cargo vessels with deadweights ranging from 949 to 12,648 metric-tons. In addition, Registrant timecharters, under short-term agreements, twelve additional containerized ocean cargo vessels with deadweights ranging from 2,152 to 12,290 metric-tons.

(3)  Other

Registrant owns a floating power generating facility, capable of producing 40 megawatts of power, located in the Port of Rio Haino in Santo Domingo, Dominican Republic.

Management believes that the Registrant's present facilities are generally adequate and suitable for its current purposes. In general, facilities are fully utilized; however, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. Certain foreign flour mills may operate at less than full capacity due to unavailability of foreign exchange to pay for imported raw materials.




                                  FORM 10-K
                             SEABOARD CORPORATION




Item 3.  Legal Proceedings

In April 1990, a derivative action was commenced in Delaware Chancery Court by a minority stockholder of the Company against the Company, Seaboard Flour Corporation, and the three then Directors of the Company, including Mr. H. Bresky, alleging breaches of fiduciary duty by the Directors of the Company in connection with three transactions with Seaboard Flour Corporation, and seeking monetary damages and other relief. This action was settled and dismissed during fiscal year 1994. Under the settlement, the Company received $10,800,000 from Seaboard Flour Corporation and the Directors of which $2,026,000 was paid to the plaintiff's counsel.

The Company is subject to other legal proceedings related to the normal conduct of its business. In the opinion of management, none of these actions are expected to result in a final judgement having a materially adverse effect on the consolidated financial statements of the Company.

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

Name (Age) Positions and Offices with Registrant and Affiliates

H. Harry Bresky (69)  President of Registrant; President and
Treasurer of Seaboard Flour Corporation (SFC)

Joe E. Rodrigues (58)  Executive Vice President, Treasurer and
Chief Financial Officer of Registrant

Jack S. Miller (66) Vice President - Operations/Administration of Registrant

Rick J. Hoffman (40)  Vice President of Registrant

Steven J. Bresky (41)  Vice President of Registrant

Jesse H. Bechtold (37)  Controller and Assistant Treasurer

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

Mr. Hoffman has served as Vice President of Registrant since
April 1989.

Mr. Steven J. Bresky has served as Vice President of Registrant since April 1989.

Mr. Bechtold became Controller of the Registrant in March of 1992. He has been employed with the Registrant since 1990 and prior to that was employed by KPMG Peat Marwick LLP.




                                  FORM 10-K
                             SEABOARD CORPORATION



                                   PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The information required by Item 5 is hereby incorporated by reference to "Stockholder Information" and "Quarterly Financial Data" appearing on pages 48 and 25, respectively, of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 6.  Selected Financial Data

The information required by Item 6 is hereby incorporated by reference to the "Summary of Selected Financial Data" appearing on page 1 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as
Exhibit 13 of this Report.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The information required by Item 7 is hereby incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing on pages 20 through 24 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 is hereby incorporated by reference to Registrant's "Quarterly Financial Data," "Consolidated Statements of Earnings," "Consolidated Statements of Stockholders' Equity," " Consolidated Balance Sheets," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on pages 28 through 47 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not applicable.


                                  FORM 10-K
                             SEABOARD CORPORATION






                                   PART III


Item 10.  Directors and Executive Officers of Registrant


Refer to "Executive Officers of Registrant" in Part 1.

Information required by this item relating to directors of Registrant has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1994, the close of its fiscal year. The information required by this item relating to directors is incorporated by reference to "Item 1" appearing on pages 3 and 4 of the 1995 Proxy Statement. The information required by this item relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the first paragraph on page 3 of the Registrant's 1995 Proxy Statement.


Item 11.  Executive Compensation

This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1994, the close of its fiscal year. The information required by this item is incorporated by reference to "Executive Compensation and Other Information" and "Retirement Plans" appearing on pages 5, 6 and 7 of the 1995 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1994, the close of its fiscal year. The information required by this item is incorporated by reference to "Principal Stockholders" appearing on page 2 and "Election of Directors" on pages 3 and 4 of the 1995 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1994, the close of its fiscal year. The information required by this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" and "Interests of Management and Others in Certain Transactions" appearing on page 9 of the 1995 Proxy Statement.



                                  FORM 10-K
                             SEABOARD CORPORATION


                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  The following documents are filed as part of this report:

     1.  Consolidated financial statements.
         See Index to Consolidated Financial Statements on page F-1.

     2.  Consolidated financial statement schedules.
         See Index to Consolidated Financial Statements on page F-2.

     3.  Exhibits.

     3.1 - Registrant's Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     3.2 - Registrant's By-laws, as amended - incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     4.1 - Note Purchase Agreement dated December 1, 1993 between the Registrant and various purchasers as listed in the exhibit. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the Commission. Incorporated by reference to Exhibit
         4.1 of Registrants's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     4.2 Seaboard Corporation 6.49% Senior Note Due December 1, 2005 issued pursuant to the Note Purchase Agreement described above. Incorporated by reference to Exhibit 4.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   *10.1  Registrant's Executive Retirement Plan dated October 18,
         1994. Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended September 10, 1994.

   *10.2  Registrant's Summary of Benefits for Excess 401(k)
         Contributions (Supplemental Executive Retirement Plan).
         Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended September 10, 1994.

   *10.3  Registrant's Supplemental Executive Retirement Plan for H.
         Harry Bresky dated March 21, 1995.

   *10.4  Registrant's Supplemental Executive Retirement Plan for
         Jack S. Miller dated March 21, 1995.

   *10.5 Employment Agreement for Joe E. Rodrigues dated July 9, 1986 and amended August 10, 1990.

    13 - Sections of Annual Report to security holders incorporated by reference herein.

    21 - List of subsidiaries.

    27 - Financial Data Schedule (included in electronic copy only).





                                  FORM 10-K
                             SEABOARD CORPORATION




    *  Management contract or compensatory plan or arrangement.


       (b)  Reports on Form 8-K

        On November 9, 1994 the Registrant filed a report on Form 8-K disclosing the settlement of a stockholders' derivative action. This settlement is further described in Item 3. Legal Proceedings on page 9 of this filing.


       (c)  Exhibits

        Exhibits begin on page 16.



                                  Form 10-K
                             SEABOARD CORPORATION


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SEABOARD CORPORATION





By  /s/H. Harry Bresky                    By  /s/J. E. Rodrigues
    H. Harry Bresky,                          J. E. Rodigues,
    President                                 Executive Vice President,
    (principal executive                      and Treasurer (principal
     officer)                                 financial officer)

Date: March 30, 1995                      Date: March 30, 1995



                    By  /s/Jesse H. Bechtold
                        Jesse H. Bechtold
                        Controller
                        (principal accounting
                         officer)

                    Date: March 30, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.




/s/H. Harry Bresky                     /s/J. E. Rodrigues
H. Harry Bresky, Director              J. E. Rodrigues, Director

Date: March 30, 1995                   Date: March 30, 1995



/s/David A. Adamsen                    /s/Thomas J. Shields
David A. Adamsen, Director             Thomas J. Shields, Director

Date: March 30, 1995                   Date: March 30, 1995





                    SEABOARD CORPORATION AND SUBSIDIARIES

               Consolidated Financial Statements and Schedules
                                 (Form 10-K)
                      Securities and Exchange Commission
                     For the year ended December 31, 1994

                 (With Independent Auditors' Report Thereon)


                    SEABOARD CORPORATION AND SUBSIDIARIES

           Index to Consolidated Financial Statements and Schedules

                             Financial Statements





                                                  Stockholders'
                                                  Annual Report Page


Independent Auditors' Report                      27


Consolidated Balance Sheets as of
December 31, 1994 and
December 31, 1993                                  30


Consolidated Statements of Earnings
 for the years ended December 31, 1994,
 December 31, 1993 and December 31, 1992           28


Consolidated Statements of Stockholders'
 Equity for the years ended December 31,
 1994, December 31, 1993 and
 December 31, 1992                                 29


Consolidated Statements of Cash Flows
 for the years ended December 31, 1994,
 December 31, 1993 and December 31, 1992           32


Notes to Consolidated Financial Statements         33


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

Combined condensed financial information as to assets, liabilities and results of operations have been presented for minority-owned nonconsolidated foreign subsidiaries in note 6 of "Notes to the Consolidated Financial Statements."





                                     F-1





                    SEABOARD CORPORATION AND SUBSIDIARIES

           Index to Consolidated Financial Statements and Schedules

                                  Schedules


                                                     Page


II - Valuation and Qualifying Accounts
      for the years ended December 31,
      1994, 1993 and 1992                             F-4




All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.






                                     F-2









                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Seaboard Corporation:


Under date of March 3, 1995, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the December 31, 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994 and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.


                                          KPMG Peat Marwick LLP


March 3 , 1995




                                     F-3



                                                       Schedule II

                    SEABOARD CORPORATION AND SUBSIDIARIES
                      Valuation and Qualifying Accounts
                                (In Thousands)

                       Balance at     Provision  Write-offs net   Balance at
                    beginning of year   (1)      of recoveries    end of year

Year ended
 December 31,
 1994:

  Allowance for
   doubtful
   accounts             $6,556         2,910         270            9,196

Year ended
 December 31,
 1993:

  Allowance for
   doubtful
   accounts             $5,653         2,600       1,697            6,556

Year ended
 December 31,
 1992:

  Allowance for
   doubtful
   accounts             $4,227         3,763       2,337            5,653




(1)  Charged to selling, general and administrative expenses.







                                     F-4