Form 10-Q
period 1995-03-25
SEABOARD CORP /DE/
filed 1995-05-08
CIK 88121

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For Quarter Ended        March 25, 1995
.................................................................

Commission file number   1-3390
.................................................................

                           Seaboard Corporation
.................................................................
          (Exact name of registrant as specified in its charter)


          Delaware                           04-2260388
.................................................................
(State or other jurisdiction of    (IRS Employer Identification
 incorporation or organization).             No.)

     9000 W. 67th Street, Shawnee Mission, KS    66202
.................................................................
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including
   area code                            913-676-8800
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

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.
Common stock of $1 par value, 1,487,520 shares outstanding, as of March 25, 1995.

                              Total pages in filing - 11 pages




                    SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                    March 25, 1995 and December 31, 1994
                           (Thousands of Dollars)

Part I - Financial Information

                                                  March 25,   December 31,
                                                    1995         1994
                                                ------------  ------------
                                  Assets
Current assets:
    Cash and cash equivalents                     $  7,996       $  4,773
    Short-term investments                         163,683        174,665
    Receivables, net                               118,338        104,695
    Inventories                                     79,973         73,243
    Deferred income taxes                            7,227          6,914
    Other current assets                             9,483          7,705
                                                 ---------      ---------
         Total current assets                      386,700        371,995
                                                 ---------      ---------
Investments in and advances to foreign
    subsidiaries not consolidated                   28,447         30,453
                                                 ---------      ---------
Property, plant and equipment                      459,125        430,151
Accumulated depreciation                          (183,538)      (175,080)
                                                 ---------      ---------
    Net property, plant and equipment              275,587        255,071
                                                 ---------      ---------
Other assets                                        17,985         17,692
                                                 ---------      ---------
Total assets                                      $708,719       $675,211
                                                 =========      =========




                     Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable and current maturities
         of long-term debt                        $ 30,198       $ 23,984
    Accounts payable                                38,952         42,560
    Income taxes payable                             9,212         11,931
    Other current liabilities                       51,535         33,999
                                                 ---------      ---------
         Total current liabilities                 129,897        112,474
                                                 ---------      ---------

Long-term debt, less current maturities            182,447        177,666
                                                 ---------      ---------
Deferred income taxes                               19,246         18,810
                                                 ---------      ---------
Other Liabilities                                   22,915         20,181
                                                 ---------      ---------
Stockholders' equity:
    Common stock of $1 par value,
         Authorized 4,000,000 shares;
         issued 1,789,599 shares                     1,790          1,790
    Less 302,079 shares held in treasury,
         at par value                                  302            302
                                                 ---------      ---------
                                                     1,488          1,488

    Additional Capital                              13,214         13,214
    Unrealized loss on debt securities,
    (net of deferred income taxes of $179
    and $466 at March 25, 1995 and
    December 31, 1994, respectively.)                 (298)          (764)
    Retained earnings                              339,810        332,142
                                                 ---------      ---------
Total stockholders' equity                         354,214        346,080
                                                 ---------      ---------
Total liabilities and stockholders' equity        $708,719       $675,211
                                                 =========      =========

See notes to condensed consolidated financial statements.

                   SEABOARD CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Earnings
            Twelve weeks ended March 25, 1995 and March 26, 1994
               (Thousands of dollars except per share amounts)


                                                  March 25,      March 26,
                                                    1995           1994
                                                 ----------     ----------
Net sales                                         $235,923       $257,398
Cost of sales and operating expenses               193,836        221,329
                                                 ---------      ---------
Gross income                                        42,087         36,069

Selling, general and administrative expenses        28,398         24,267
                                                 ---------      ---------
Operating income                                    13,689         11,802
                                                 ---------      ---------
Income (loss) from foreign subsidiaries not
  consolidated                                      (1,019)           799
                                                 ---------      ---------
Other income (expense):

       Interest income                               2,301          1,744
       Interest expense                             (2,534)        (3,358)
       Miscellaneous                                   (47)            62
                                                 ---------      ---------
         Total other income (expense)                 (280)        (1,552)
                                                 ---------      ---------
Earnings before income taxes                        12,390         11,049
                                                 ---------      ---------
Income tax expense (benefit):
       Current                                       4,531          2,817
       Deferred                                       (181)           756
                                                 ---------      ---------
         Total income taxes                          4,350          3,573
                                                 ---------      ---------
           Net earnings                           $  8,040       $  7,476
                                                 =========      =========

Earnings per common share                         $   5.40       $   5.03
                                                 =========      =========
Dividends declared per common share               $    .25       $    .25
                                                 =========      =========
Average number of shares outstanding             1,487,520      1,487,520
                                                 =========      =========


See notes to condensed consolidated financial statements.


                   SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
            Twelve weeks ended March 25, 1995 and March 26, 1994
                           (Thousands of dollars)

                                                  March 25,      March 26,
                                                    1995           1994
                                                  ---------      ---------
Net cash provided by operating
  activities                                      $   3,948      $   1,164
                                                 ----------     ----------
Cash flows from investing activities:
   Purchase of investments                          (67,846)      (197,599)
   Proceeds from the sale and maturity of
      investments                                    79,582        218,188
   Capital expenditures, net                        (29,195)       (11,045)
   Notes receivable                                   1,014            355
   Investments and advances to foreign
      subsidiaries not consolidated                     987         (1,057)
                                                 ----------     ----------
             Net cash (used in) provided by
               investing activities                 (15,458)         8,842
                                                 ----------     ----------

Cash flows from financing activities:
    Notes payable to bank                             6,488         (7,188)
    Proceeds from long-term debt                      5,943          1,896
    Principal payments                               (1,436)        (6,126)
    Deferred grant revenue                            2,993            -
    Bond construction fund                            1,117            -
    Dividends paid                                     (372)          (372)
                                                 ----------     ----------
             Net cash provided by (used in)
               financing activities                  14,733        (11,790)
                                                 ----------     ----------
Net increase (decrease) in cash and cash
  equivalents                                         3,223         (1,784)

Cash and cash equivalents at beginning of year        4,773          7,110
                                                 ----------     ----------

Cash and cash equivalents at end of quarter        $  7,996        $ 5,326
                                                 ==========     ==========

Disclosure of accounting policy:
    For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all demand deposits and overnight investments as cash and cash equivalents.

See notes to condensed consolidated financial statements.

                   SEABOARD CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements

Note 1

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 25, 1995, and the results of operations and cash flows for the twelve weeks ended March 25, 1995 and March 26, 1994.

Note 2

The results of operations for the twelve weeks ended March 25, 1995 and March 26, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 3

The following is a summary of inventories at March 25, 1995 and December
31, 1994 (in thousands):

                                                  March 25,   December 31,
                                                    1995          1994
                                                 ----------   ------------
At lower of last-in, first-out (LIFO) cost
   or market:
      Live poultry                                  $22,640        $22,230
      Dressed poultry                                17,086         13,344
      Feed and baking ingredients, packaging
         supplies and other                           6,579          6,121
                                                 ----------     ----------
                                                     46,305         41,695
      LIFO allowance                                 (1,965)        (1,390)
                                                 ----------     ----------
             Total inventories at lower of
                LIFO cost or market                  44,340         40,305
                                                 ----------     ----------

At lower of first-in, first-out (FIFO) cost or market:
      Live hogs                                      11,433         10,122
      Grain, flour and feed                           9,383          7,622
      Crops in production, fertilizers and
         pesticides                                   5,014          6,132
      Dressed pork                                    3,025          2,523
      Other                                           6,778          6,539
                                                 ----------     ----------
             Total inventories at lower of
                FIFO cost or market                  35,633         32,938
                                                 ----------     ----------
             Total inventories                      $79,973        $73,243
                                                 ==========     ==========



                              First Quarter 1995
                    Management's Discussion and Analysis of
                Financial Condition and Results of Operations



Liquidity and Capital Resources

Liquidity, as measured by current ratio and working capital, are presented as follows:

                               March 25, 1995           December 31, 1994
                               --------------           -----------------

      Current Ratio                 2.98                      3.31

      Working Capital
      (in thousands)              $256,803                  $259,521



The Company generated $3.9 million in cash from operating activities for the quarter ending March 25, 1995 compared to $1.2 million for the quarter ending March 26, 1994. The change includes increases in accounts receivable relating to higher export and transportation sales which have longer collection terms and higher accrued liabilities related to incomplete voyages.

The Company invested $24.2 million in property, plant and equipment through March 25, 1995 in the food production and processing segment. Capital expenditures of $16.3 million were for construction of hog farrowing and finishing facilities, a feedmill and a pork processing plant. The facilities are located in Oklahoma, Colorado, Kansas and Texas. Cumulative capital expenditures on these facilities since 1992 total $81.4 million. The Company expects additional expenditures for facilities and working capital to total approximately $185.0 million in the next two years, of which approximately $89.3 million is currently under contract. Management anticipates the facilities will be financed with additional senior notes and cash generated from operations.

Other capital expenditures in the food production and processing segment through March 25, 1995 consisted of $7.9 million in general modernization and efficiency upgrades of plant and equipment.

During the quarter, the Company borrowed the proceeds of $3.3 million in Industrial Development Revenue Bonds issued by the Guymon Utilities Authority. The funds are being used to construct a waste pre-treatment facility for the Company's pork processing plant currently under construction in Guymon, Oklahoma.

Capital expenditures in the transportation segment for general replacement and upgrade of property and equipment through March 25, 1995, totaled $4.8 million, of which $2.6 million was financed through a capitalized lease and the balance was paid with cash.

Subsequent to March 25, 1995, the Company plans to purchase two containerized cargo vessels to be used in its ocean liner service. The purchase price of $14.5 million will be paid from internal cash sources.

Subsequent to March 25, 1995, commitments, subject to the negotiation of definitive documentation, were made by various institutional investors to purchase $125.0 million of the Company's senior notes with average maturities of ten years at a fixed rate of 7.88%. It is anticipated that this private placement will be closed in the second quarter of 1995.

As of March 25, 1995 and December 31, 1994, the Company had $27.1 million and $20.6 million, respectively, outstanding under the Company's short-term uncommitted, unsecured credit lines from banks totaling $122.0 million.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.


Results of Operations

Net sales for the twelve weeks ended March 25, 1995 decreased by $21.5 million compared to the same quarter one year earlier. Operating income increased by $1.9 million compared to the same quarter one year ago.

The segment distribution of the increase (decrease) in sales and operating income compared to the prior year are as follows (in thousands):


                                     Net Sales        Operating Income
                                  --------------      ----------------
Food production and processing        $(33,000)           $  3,149
Transportation                           8,746              (1,620)
Other                                    2,779                 358
                                  --------------      ----------------
                                      $(21,475)           $  1,887
                                  ==============      ================


Food Production and Processing Segment

Net sales of pork products and live hogs declined from $50.2 million in the first quarter of 1994 to $18.1 million in 1995. This resulted from discontinuing the fresh pork operations at the Company's Minnesota processing plant in March 1994. The ongoing operations of the plant consist of processed meats. Gross income in the pork operations declined from $1.3 million in 1994 to a negative $0.4 million for the quarter ending March 25, 1995 primarily due to the live hog operations reporting negative gross income in the first quarter of 1995 resulting from higher production costs as the live operations are in a start-up phase.

Net sales of poultry products increased by $6.0 million during the quarter compared to the same period one year earlier to total $95.8 million. The increase in net sales of poultry products was primarily related to increased sales volume at the Company's poultry processing plant in Western Kentucky. Gross income on poultry products increased from $6.4 million to $11.2 million for the comparable quarter ending March 25, 1995. The increase in gross income resulted primarily from lower finished feed costs, which represent a significant percentage of total poultry product costs, and an increase in pounds of poultry products sold.

Operating income within the food production and processing segment increased compared to the same quarter one year earlier. The increase was primarily related to decreases in finished poultry feed costs resulting in higher margins as described above. The net increase in operating income includes an operating loss from the pork operations resulting from expenses incurred in advance of the opening of the processing plant now being constructed in Guymon, Oklahoma.


Transportation Segment

Net sales in the transportation segment increased for the quarter compared to the same period one year earlier. The increase resulted from new services to South America and the Caribbean Basin and increased volume within existing services in Central America.

Operating income decreased compared to the same period one year ago. The decrease is primarily related to increased operating costs resulting from new services.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.1 million during the quarter compared to the same period one year earlier. The increase is primarily attributable to staffing and expenses relating to pork operations in advance of the opening of the processing plant now being constructed in Guymon, Oklahoma. In addition, selling, general and administrative costs increased as a result of additional marketing and administrative support of expanded shipping routes and product lines.


Other

Interest expense decreased during the quarter compared to the same period one year ago principally because the Company retired $26.3 million of long-term debt in the fourth quarter of 1994. A significant portion of the Company's debt has fixed rates of interest, and therefore increasing interest rates did not have a significant effect on interest expense. Interest rate exchange agreements resulted in additional interest expense of $0.5 million in the first quarter of 1994.

Foreign currency gains and losses included in earnings for the first quarter of 1995 and 1994 were not material.

The effective income tax rate for the quarter ending March 25, 1995 increased compared to the same quarter one year ago. The increase is primarily related to the expiration of the Targeted Jobs Tax Credit.

The Company does not believe its businesses have been materially adversely affected by inflation.

                    SEABOARD CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


The annual meeting of stockholders was held on April 24, 1995 in Newton, Massachusetts. Two items were submitted to a vote of stockholders as described in the Company's Proxy Statement dated March 31, 1995. The table below briefly describes the proposals and results of the stockholders' vote:


                           Votes in          Votes                Broker
                             Favor          Against     Abstain  Nonvotes

1.  To elect:
    H. Harry Bresky,            1,434,271      0          510            0
    Joe E. Rodrigues,           1,434,281      0          500            0
    David A. Adamsen            1,434,281      0          500            0
    and Thomas J. Shields       1,434,281      0          500            0
    as directors.

2.  To ratify selection of
    KPMG Peat Marwick LLP
    as independent
    auditors.                   1,434,291    275          215            0



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by item 601 of Regulation S-K and by Item 6(a) of Instruction.

       27   Financial Data Schedule

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the twelve week period ended March 25, 1995.

                         PART II - OTHER INFORMATION



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            DATE:     May 8, 1995

            Seaboard Corporation


            by:  /s/ Rick J. Hoffman
                 Rick J. Hoffman, Vice President




            by:  /s/ Jesse H. Bechtold
                 Jesse H. Bechtold, Chief Accounting Officer