Form 10-Q
period 1995-06-17
SEABOARD CORP /DE/
filed 1995-08-01
CIK 88121

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For Quarter Ended        June 17, 1995

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

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.
Common stock of $1 par value, 1,487,520 shares outstanding, as of June 17, 1995.

                              Total pages in filing - 12 pages



                    SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                     June 17, 1995 and December 31, 1994
                           (Thousands of Dollars)

Part I - Financial Information

                                               June 17,       December 31,
                                                 1995             1994
                                             -----------      ------------
                              Assets
Current assets:
    Cash and cash equivalents                    $  3,276         $  4,773
    Short-term investments                        250,657          174,665
    Receivables, net                              114,973          104,695
    Inventories                                    93,123           73,243
    Deferred income taxes                           7,878            6,914
    Prepaid expenses and deposits                  15,040            7,705
                                               -----------      -----------
         Total current assets                     484,947          371,995
                                               -----------      -----------
Investments in and advances to foreign
    subsidiaries not consolidated                  26,110           30,453
                                               -----------      -----------
Property, plant and equipment                     518,206          430,151
Accumulated depreciation                         (189,669)        (175,080)
                                               -----------      -----------
    Net property, plant and equipment             328,537          255,071
                                               -----------      -----------
Other assets                                       17,891           17,692
                                               -----------      -----------
Total assets                                     $857,485         $675,211
                                               ===========      ===========




             Liabilities and Stockholders' Equity
             ------------------------------------
Current liabilities:
    Notes payable and current maturities
         of long-term debt                       $ 34,753         $ 23,984
    Accounts payable                               46,969           42,560
    Income taxes payable                            4,222           11,931
    Other current liabilities                      59,112           33,999
                                               -----------      -----------
         Total current liabilities                145,056          112,474
                                               -----------      -----------
Long-term debt, less current maturities           307,115          177,666
                                               -----------      -----------
Deferred income taxes                              19,843           18,810
                                               -----------      -----------
Other liabilities                                  24,415           20,181
                                               -----------      -----------
Stockholders' equity:
     Common stock of $1 par value,
          Authorized 4,000,000 shares;
          issued 1,789,599 shares                   1,790            1,790
     Less 302,079 shares held in treasury,
          at par value                                302              302
                                               -----------      -----------
                                                    1,488            1,488

     Additional capital                            13,214           13,214
     Unrealized gain (loss) on debt
       securities, (net of deferred income
       taxes of $92 and $466 at June 17, 1995
       and December 31, 1994, respectively.)          152             (764)
     Retained earnings                            346,202          332,142
                                               -----------      -----------
          Total stockholders' equity              361,056          346,080
                                               -----------      -----------
Total liabilities and stockholders' equity       $857,485         $675,211
                                               ===========      ===========

See notes to condensed consolidated financial statements.


                    SEABOARD CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Earnings
             Twelve weeks ended June 17, 1995 and June 18, 1994
               (Thousands of dollars except per share amounts)


                                               June 17,         June 18,
                                                 1995             1994
                                             -----------      -----------
Net sales                                      $255,402         $215,016
Cost of sales and operating expenses            215,189          175,084
                                             -----------      -----------
             Gross income                        40,213           39,932

Selling, general and administrative expenses     31,101           24,472
                                             -----------      -----------
             Operating income                     9,112           15,460
                                             -----------      -----------
Income from foreign subsidiaries not
   consolidated                                   1,275              370
                                             -----------      -----------
Other income (expense):

       Interest income                            2,458            1,915
       Interest expense                          (3,228)          (3,191)
       Miscellaneous                                (83)           2,613
                                             -----------      -----------
         Total other income (expense)              (853)           1,337
                                             -----------      -----------
Earnings before income taxes                      9,534           17,167
                                             -----------      -----------
Income tax expense(benefit):
       Current                                    3,094            6,188
       Deferred                                    (324)            (165)
                                             -----------      -----------
         Total income taxes                       2,770            6,023
                                             -----------      -----------
           Net earnings                        $  6,764         $ 11,144
                                             ===========      ===========
Earnings per common share                      $   4.55         $   7.49
                                             ===========      ===========
Dividends declared per common share            $    .25         $    .25
                                             ===========      ===========
Average number of shares outstanding          1,487,520        1,487,520
                                             ===========      ===========

See notes to condensed consolidated financial statements.



                    SEABOARD CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Earnings
           Twenty-four weeks ended June 17, 1995 and June 18, 1994
               (Thousands of dollars except per share amounts)



                                               June 17,         June 18,
                                                 1995             1994
                                             -----------      -----------
Net sales                                      $491,325         $472,414
Cost of sales and operating expenses            409,025          396,413
                                             -----------      -----------
             Gross income                        82,300           76,001

Selling, general and administrative expenses     59,499           48,739
                                             -----------      -----------
             Operating income                    22,801           27,262
                                             -----------      -----------
Income from foreign subsidiaries not
   consolidated                                     256            1,169
                                             -----------      -----------
Other income(expense):

       Interest income                            4,759            3,659
       Interest expense                          (5,762)          (6,549)
       Miscellaneous                               (130)           2,675
                                             -----------      -----------
         Total other income (expense)            (1,133)            (215)
                                             -----------      -----------
Earnings before income taxes                     21,924           28,216
                                             -----------      -----------
Income tax expense(benefit):
      Current                                     7,625            9,005
      Deferred                                     (505)             591
                                             -----------      -----------
         Total income taxes                       7,120            9,596
                                             -----------      -----------
          Net earnings                         $ 14,804         $ 18,620
                                             ===========      ===========
Earnings per common share                      $   9.95         $  12.52
                                             ===========      ===========
Dividends declared per common share            $    .50         $    .50
                                             ===========      ===========
Average number of shares outstanding          1,487,520        1,487,520
                                             ===========      ===========


See notes to condensed consolidated financial statements.

                    SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
           Twenty-four weeks ended June 17, 1995 and June 18, 1994
                           (Thousands of Dollars)



                                               June 17,         June 18,
                                                 1995             1994
                                             -----------      -----------
Net cash provided by
  operating activities                         $ 14,160         $ 14,367
                                             -----------      -----------
Cash flows from investing activities:
  Purchase of investments                      (299,928)        (375,425)
  Proceeds from the sale or maturity of
    investments                                 225,410          387,760
  Capital expenditures                          (91,411)         (28,057)
  Notes receivable                                  646            4,131
  Investments and advances to foreign
    subsidiaries not consolidated                 4,599             (118)
                                             -----------       -----------
        Net cash used in investing
            activities                         (160,684)         (11,709)
                                             -----------       -----------
Cash flows from financing activities:
  Notes payable to bank                          11,064           (6,178)
  Proceeds from long-term debt                  131,269            3,792
  Principal payments                             (2,115)          (6,695)
  Deferred grants                                 3,927            4,341
  Bond construction fund                          1,626              --
  Dividends paid                                   (744)            (744)
                                             -----------       -----------
        Net cash provided by (used in)
            financing activities                145,027            (5,484)
                                             -----------       -----------
Net decrease in cash and cash
  equivalents                                    (1,497)           (2,826)

Cash and cash equivalents at beginning of
  year                                            4,773             7,110
                                             -----------       -----------
Cash and cash equivalents at end of quarter    $  3,276          $  4,284
                                             ===========       ===========

Disclosure of accounting policy:

For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all demand deposits and overnight investments as cash and cash equivalents.

See notes to condensed consolidated financial statements.

                    SEABOARD CORPORATION AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements

Note 1
------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 17, 1995, and the results of operations and cash flows for the twenty-four weeks ended June 17, 1995 and June 18, 1994.

Note 2
------

The results of operations for the twenty-four weeks ended June 17, 1995 and June 18, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 3
------

The following is a summary of inventories at June 17, 1995 and December 31, 1994 (in thousands):

                                              June 17,     December 31,
                                                1995           1994
                                            -----------    ------------
At lower of last-in, first-out
   (LIFO) cost or market:
       Live poultry                            $23,805         $22,230
       Dressed poultry                          14,699          13,344
       Feed and baking ingredients,
          packaging supplies and other           7,280           6,121
                                            -----------    ------------
                                                45,784          41,695
       LIFO allowance                           (3,021)         (1,390)
                                            -----------    ------------
          Total inventories at lower of
             LIFO cost or market                42,763          40,305
                                            -----------    ------------
At lower of first-in, first-out
   (FIFO) cost or market:
       Live hogs                                14,275          10,122
       Grain, flour and feed                    19,787           7,622
       Crops in production, fertilizers
          and pesticides                         5,295           6,132
       Dressed pork                              2,615           2,523
       Other                                     8,388           6,539
                                            -----------    ------------
          Total inventories at lower of
             FIFO cost or market                50,360          32,938
                                            -----------    ------------
          Total inventories                    $93,123         $73,243
                                            ===========    ============


                            Second Quarter 1995
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations



                      Liquidity and Capital Resources
                      -------------------------------

Liquidity, as measured by current ratio and working capital, is presented as follows:

                                June 17, 1995         December 31, 1994
                                -------------         -----------------
      Current Ratio                 3.34                    3.31

      Working Capital             $339,891                $259,521
      (in thousands)


Significant increases in accounts receivable, inventories and current liabilities resulted from expanded commodity trading activities in the second quarter of 1995. At the end of the quarter, certain commodity trades had not been completed. Accordingly, these commodities were still in inventory and advance payments received were included in current liabilities. The increase in receivables also includes higher poultry export and transportation sales which have longer collection terms.

The Company invested $69.4 million in property, plant and equipment through June 17, 1995 in the food production and processing segment. Capital expenditures of $52.6 million were for construction of hog farrowing and finishing facilities, a feedmill and a pork processing plant. The
facilities are located in Oklahoma, Colorado and Kansas.   Cumulative capital
expenditures on these facilities since 1992 total $117.7 million.  The
Company expects additional expenditures for facilities and working capital to total approximately $149 million in the next two years, of which approximately $45 million is currently under contract. Management anticipates the facilities will be financed from the proceeds of the senior notes issued in June, 1995, described below, and cash generated from operations.

Other capital expenditures in the food production and processing segment through June 17, 1995 consisted of $16.8 million in general modernization and efficiency upgrades of plant and equipment.

Capital expenditures in the transportation segment through June 17, 1995 totaled $24.0 million. The Company purchased two cargo vessels for $14.7 million for use in the ocean liner service and other capital expenditures

-------------------------------------------

of $9.3 million were for general replacement and upgrades of property and equipment. $2.6 million of the capital expenditures were financed through a capitalized lease and the balance was paid with cash.

In June 1995, the Company issued $125.0 million in unsecured Senior Notes to various lenders, the proceeds of which will be used for the construction of hog production facilities, a pork processing plant and for general corporate purposes. The notes bear interest at 7.88% and mature in equal installments of $25.0 million on June 1, 2003, 2004, 2005, 2006 and 2007.

The Company borrowed the proceeds of $3.3 million in Adjustable rate, 7-Day Demand Revenue Bonds issued by the Guymon Utilities Authority. The funds are being used to construct a waste pre-treatment facility for the Company's pork processing plant currently under construction in Guymon, Oklahoma.

As of June 17, 1995 and December 31, 1994, the Company had $31.6 million and $20.6 million, respectively, outstanding under the Company's short-term uncommitted, unsecured credit lines from banks totaling $122.0 million.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.

Results of Operations
---------------------

Net sales for the twelve and twenty-four weeks ended June 17, 1995 increased by $40.4 million and $18.9 million, respectively, compared to the same periods one year earlier. Operating income for the twelve and twenty-four weeks ended decreased by $6.3 million and $4.5 million, respectively, compared to the same periods one year ago.

The segment distribution of the increase (decrease) in net sales and operating income compared to the prior year are as follows (in thousands):





                            Net Sales               Operating Income
                      ---------------------     -------------------------
                       Quarter Year-to-date      Quarter    Year-to-date
                      -------- ------------     ---------  --------------
Food production
and processing        $14,220   $ (18,780)      $ (5,292)      $(2,261)

Transportation         26,023      34,769            555        (1,278)

Other                     143       2,922         (1,611)         (922)
                      -------- ------------     ---------  --------------
                      $40,386   $  18,911       $ (6,348)      $(4,461)
                      ======== ============     =========  ==============

---------------------------------

Food Production and Processing Segment

Net sales of pork products and live hogs for the twelve and twenty-four weeks ended June 17, 1995 totaled $16.6 million and $34.7 million, respectively. Year-to-date net sales from pork products declined by $36.3 million primarily from discontinuing the fresh pork operations at the Company's Minnesota processing plant in March, 1994. Gross income in pork operations for the twelve and twenty-four weeks ended June 17, 1995 were a negative $1.3 million and $1.7 million, respectively. The margins declined for the quarter and year to date by $0.1 million and $1.8 million, respectively, compared to the same periods one year earlier. The decline is primarily due to start-up costs of the pork operations located in Western Oklahoma and Southwest Kansas. Management expects Third and Fourth Quarter results to continue to be adversely effected by costs associated with the start-up of its hog processing plant in Guymon, Oklahoma in October, 1995.

Net sales of poultry products for the twelve and twenty-four weeks ended
June 17, 1995 were $106.9 million and $202.7 million, respectively. Net sales increased for the quarter and year to date by $6.7 million and $12.7 million, respectively, compared to the same periods one year earlier. The increase in net sales of poultry products was primarily related to increased production at the Company's poultry processing plant in Western Kentucky and higher volume of further processed and export products which have higher sales prices relative to other products. Gross income on poultry products for the twelve and twenty-four weeks ended was $10.7 million and $21.9 million, respectively. Gross income decreased for the twelve weeks ended June 17, 1995 by $4.1 million compared to the same period one year earlier despite significantly lower finished feed costs. The decline was primarily related to a decrease in the average selling price of poultry products and higher processing costs. Year-to-date gross income increased by $0.8 million compared to the same period one year ago.

Operating income within the food production and processing segment decreased compared to the same quarter one year earlier. The decrease is primarily related to a decline in the average sales price of poultry products, increased processing costs on poultry products and operating losses from the pork operations resulting from expenses incurred in advance of the opening of the processing plant now being constructed in Guymon, Oklahoma.

Higher grain costs are expected to increase the cost of production at the Company's live hog and poultry operations in the second half of 1995.

Transportation Segment

Net sales in the transportation segment increased for the twelve and twenty-four weeks ended June 17, 1995 compared to the same period one year earlier. The increase resulted from new services to South America and the Caribbean Basin and increased volume within existing services in Central America.

Operating income for the twenty-four weeks ended decreased compared to the same period one year ago. The decrease is primarily related to the increased operating costs resulting from new services.

The U. S. Congress is currently considering the elimination of the Federal Maritime Commission. Management cannot yet determine the impact of this, however, it could result in greater competition from larger shipping lines and lower freight rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the twelve and twenty-four weeks ended June 17, 1995 by $6.6 million and $10.8 million, respectively, compared to the same period one year earlier. The increase is primarily attributable to staffing and expenses relating to start-up of the pork operations in Western Oklahoma and Southwest Kansas. In addition, selling, general and administrative costs increased as a result of reserving for certain foreign accounts receivable and increased marketing and administrative support of expanded shipping routes and product lines.

Other

Interest income increased during the twelve and twenty-four weeks ended June 17, 1995 compared to the same period one year earlier. The increase is primarily related to increased rates on invested funds.

Interest expense decreased for the twenty-four weeks ended June 17, 1995 compared to the same period one year ago principally because the Company retired $26.3 million of long-term debt in the fourth quarter of 1994. A significant portion of the Company's debt has fixed rates of interest, and therefore increasing interest rates did not have a significant effect on interest expense. Interest rate exchange agreements resulted in additional interest expense of $0.5 million in the first quarter of 1994.

Miscellaneous income in the second quarter of 1994 includes a $2.9 million gain from liquidating an interest rate exchange agreement. The Company entered into the interest rate exchange agreement as an anticipatory hedge against interest rate risk associated with variable rate financing. Subsequent to obtaining the interest rate exchange agreement the Company received commitments for fixed rate financing and, therefore, terminated the agreement.

Foreign currency gains and losses included in earnings for the first quarter of 1995 and 1994 were not material.

The effective tax rate for the quarter declined compared to the same period one year earlier. The decrease is attributable to an increase in tax exempt interest income, utilization of foreign tax credits, increases in foreign sales corporation (FSC) income which is taxed at substantially lower rates and increased earnings of nonconsolidated subsidiaries which are recorded net of tax. The expiration of the Targeted Jobs Tax Credit in 1995 partially offset the decline in the effective tax rate.

The Company does not believe its businesses have been materially adversely affected by inflation.

                   SEABOARD CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the twelve week period ended June 17, 1995.

                        PART II - OTHER INFORMATION



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         DATE:     July 31, 1995

                         Seaboard Corporation



                    by:  /s/ Rick J. Hoffman
                      -------------------------------------
                       Rick J. Hoffman, Vice President



                    by:  /s/ Jesse H. Bechtold
                       ------------------------------------
                       Jesse H. Bechtold, Chief Accounting Officer