Form 10-Q
period 1995-09-09
SEABOARD CORP /DE/
filed 1995-10-24
CIK 88121

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended        September 9, 1995
 .......................................................................

Commission file number   1-3390
 .......................................................................

                             Seaboard Corporation
 .......................................................................

            (Exact name of registrant as specified in its charter)


          Delaware                           04-2260388
 .......................................................................
(State or other jurisdiction of    (IRS Employer Identification
 incorporation or organization).             No.)


     9000 W. 67th Street, Shawnee Mission, KS    66202
 .......................................................................
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including
   area code                            913-676-8800
                                   ..............................
 .......................................................................
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date. Common stock of $1 par value, 1,487,520 shares outstanding, as of September 9, 1995.

                              Total pages in filing - 13 pages



                     SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    September 9, 1995 and December 31, 1994
                            (Thousands of Dollars)

Part I - Financial Information
                                                September 9,    December 31,
                                                    1995            1994
                                                ------------    ------------
                                   Assets
                                  --------
Current assets:
    Cash and cash equivalents                      $  4,992        $  4,773
    Short-term investments                          216,906         174,665
    Receivables, net                                115,723         104,695
    Inventories                                      93,931          73,243
    Deferred income taxes                             9,660           6,914
    Prepaid expenses and deposits                    13,301           7,705
                                                   ---------       ---------
    Total current assets                            454,513         371,995
                                                   ---------       ---------
Investments in and advances to foreign
    subsidiaries not consolidated                    26,986          30,453
                                                   ---------       ---------
Property, plant and equipment                       566,824         430,151
Accumulated depreciation                           (199,456)       (175,080)
                                                   ---------       ---------
    Net property, plant and equipment               367,368         255,071
                                                   ---------       ---------
Other assets                                         20,457          17,692
                                                   ---------       ---------
Total assets                                       $869,324        $675,211
                                                   =========       =========

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Current liabilities:
    Notes payable and current maturities
         of long-term debt                         $ 34,450        $ 23,984
    Accounts payable                                 51,014          42,560
    Income taxes payable                              7,704          11,931
    Other current liabilities                        56,810          33,999
                                                   ---------       ---------
         Total current liabilities                  149,978         112,474
                                                   ---------       ---------
Long-term debt, less current maturities             306,413         177,666
                                                   ---------       ---------
Deferred income taxes                                20,437          18,810
                                                   ---------       ---------
Other liabilities                                    24,800          20,181
                                                   ---------       ---------
Stockholders' equity:
    Common stock of $1 par value,
         Authorized 4,000,000 shares;
         issued 1,789,599 shares                      1,790           1,790
    Less 302,079 shares held in treasury,
         at par value                                   302             302
                                                   ---------       ---------
                                                      1,488           1,488

    Additional capital                               13,214          13,214
    Unrealized gain (loss) on debt securities,
       (net of deferred income tax (expense)
       benefit of $(50) and $466 at September 9,
       1995 and December 31, 1994, respectively)         84            (764)
    Retained earnings                               352,910         332,142
                                                   ---------       ---------
         Total stockholders' equity                 367,696         346,080
                                                   ---------       ---------
Total liabilities and stockholders' equity         $869,324        $675,211
                                                   =========       =========

See notes to condensed consolidated financial statements.

                   SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Earnings
        Twelve weeks ended September 9, 1995 and September 10, 1994
              (Thousands of dollars except per share amounts)

                                                September 9, September 10,
                                                    1995            1994
                                                ------------    ------------
Net sales                                         $288,263         $214,952
Cost of sales and operating expenses               248,341          183,405
                                                ------------    ------------
             Gross income                           39,922           31,547

Selling, general and administrative expenses        30,426           22,939
                                                ------------    ------------
             Operating income                        9,496            8,608
                                                ------------    ------------
Income (loss) from foreign subsidiaries not
  consolidated                                       1,701             (301)
                                                ------------    ------------
Other income(expense):
       Interest income                               3,349           2,068
       Interest expense                             (4,648)         (2,713)
       Miscellaneous                                    39              13
                                                ------------    ------------
         Total other income (expense)               (1,260)           (632)
                                                ------------    ------------
Earnings before income taxes                         9,937           7,675
                                                ------------    ------------
Income tax expense(benefit):
       Current                                       4,002           1,380
       Deferred                                     (1,145)            646
                                                ------------    ------------
         Total income taxes                          2,857           2,026
                                                ------------    ------------
           Net earnings                           $  7,080        $  5,649
                                                ============    ============
Earnings per common share                         $   4.76        $   3.80
                                                ============    ============
Dividends declared per common share               $    .25        $    .25
                                                ============    ============
Average number of shares outstanding             1,487,520       1,487,520
                                                ============    ============


See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Earnings
      Thirty-six weeks ended September 9, 1995 and September 10, 1994
              (Thousands of dollars except per share amounts)


                                                September 9,    September 10,
                                                    1995            1994
                                                ------------    ------------
Net sales                                         $779,588        $687,366
Cost of sales and operating expenses               657,366         579,818
                                                ------------    ------------
             Gross income                          122,222         107,548

Selling, general and administrative expenses        89,925          71,678
                                                ------------    ------------
              Operating income                      32,297          35,870
                                                ------------    ------------
Income from foreign subsidiaries not
    consolidated                                     1,957             868
                                                ------------    ------------
Other income(expense):
       Interest income                               8,108           5,727
       Interest expense                            (10,410)         (9,262)
       Miscellaneous                                   (91)          2,688
                                                -------------   ------------
         Total other income (expense)               (2,393)           (847)
                                                -------------   ------------
Earnings before income taxes                         31,861         35,891
                                                -------------   ------------
Income tax expense(benefit):
       Current                                       11,627         10,385
       Deferred                                      (1,650)         1,237
                                                -------------   ------------
         Total income taxes                           9,977         11,622
                                                -------------   ------------
            Net earnings                          $  21,884       $ 24,269
                                                =============   ============
Earnings per common share                         $   14.71       $  16.32
                                                =============   ============
Dividends declared per common share               $     .75       $    .75
                                                =============   ============
Average number of shares outstanding              1,487,520      1,487,520
                                                =============   ============


See notes to condensed consolidated financial statements.


                  SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
   Thirty-Six weeks ended September 9, 1995 and September 10, 1994
                      (Thousands of Dollars)

                                                September 9,    September 10,
                                                    1995            1994
                                                ------------    ------------
Net cash provided by
  operating activities                            $ 29,261        $ 43,676
                                                ------------    ------------
Cash flows from investing activities:
  Purchase of investments                         (560,015)       (586,700)
  Proceeds from the sale or maturity of
    investments                                    519,138         574,162
  Capital expenditures, net                       (140,194)        (34,316)
  Notes receivable                                   1,188           2,689
  Investments and advances to foreign
    subsidiaries not consolidated                    5,424              28
                                                ------------    ------------
        Net cash used in investing
            activities                            (174,459)        (44,137)
                                                ------------    ------------
Cash flows from financing activities:
  Notes payable to bank                             10,723          (1,552)
  Proceeds from long-term debt                     131,369           3,792
  Principal payments                                (2,879)         (7,464)
  Deferred grants                                    3,927           4,481
  Bond construction fund                             3,393             --
  Dividends paid                                    (1,116)         (1,116)
                                                ------------    ------------
         Net cash provided by (used in)
           financing activities                    145,417          (1,859)
                                                ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                          219          (2,320)

Cash and cash equivalents at beginning of
  year                                               4,773           7,110
                                                ------------    ------------
Cash and cash equivalents at end of quarter       $  4,992        $  4,790
                                                ============    ============



For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all demand deposits and overnight investments as cash.

See notes to condensed consolidated financial statements.

                      SEABOARD CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

Note 1
------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 9, 1995, and the results of operations and cash flows for the periods ended September 9, 1995 and September 10, 1994.

Note 2
------

The results of operations for the thirty-six weeks ended September 9, 1995 and September 10, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 3
------

The following is a summary of inventories at September 9, 1995 and December 31, 1994 (in thousands):

                                          September 9,   December 31,
                                              1995           1994
                                          ------------   ------------
At lower of last-in, first-out (LIFO)
cost or market:
      Live poultry                           $23,822        $22,230
      Dressed poultry                         19,100         13,344
      Feed and baking ingredients,
         packaging supplies and other          6,964          6,121
                                          ------------   ------------
                                              49,886         41,695
      LIFO allowance                          (3,851)        (1,390)
                                          ------------   ------------
             Total inventories at lower
                of LIFO cost or market        46,035         40,305
                                          ------------   ------------
At lower of first-in, first-out (FIFO)
cost or market:
      Live hogs                               18,442         10,122
      Grain, flour and feed                   11,576          7,622
      Crops in production, fertilizers
         and pesticides                        6,587          6,132
      Dressed pork                             3,346          2,523
      Other                                    7,945          6,539
                                          ------------   ------------
             Total inventories at lower
                of FIFO cost or market        47,896         32,938
                                          ------------   ------------
             Total inventories               $93,931        $73,243
                                          ============   ============


Note 4
------

The Company is a defendant in a pending arbitration proceeding in the matter of a chartered barge and tug which were damaged after delivering cargo. No demand for any specific dollar amount has been made. While the ultimate outcome is not presently determinable, management, after investigation of the facts and discussions with legal counsel, does not believe that the Company has any liability.

A lawsuit has been brought by a private individual against the Company's Honduran subsidiary engaging in shrimp production. The individual alleges that a previous owner of the shares of stock of the Company's Honduran subsidiary fraudulently transferred his shares without his knowledge.
Damages of approximately $12.5 million have been asserted. Management, after discussion with legal counsel, does not believe the Company's Honduran subsidiary has any liability.

Management's Discussion and Analysis of
Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------------
Liquidity, as measured by current ratio and working capital, are presented as follows:

                             September 9, 1995       December 31, 1994
                             -----------------       -----------------
 Current Ratio                      3.03                    3.31

 Working Capital                  $304,535                $259,521
 (In thousands)

Cash generated from operating activities was primarily a result of net earnings. Increased working capital requirements include higher inventories of live hogs as the Company's Guymon, Oklahoma pork processing plant nears completion. Increases in poultry inventories resulted from the timing of export shipments. Cash used to increase inventories has been offset by higher accrued liabilities attributable to ocean voyages in progress and accrued payroll and benefit costs.

The Company invested $116.9 million in property, plant and equipment through September 9, 1995 in the food production and processing segment. Capital expenditures of $94.7 million were for construction of hog farrowing and finishing facilities, two feed mills and a pork processing plant. The facilities are located in Oklahoma, Colorado and Kansas. Cumulative capital expenditures on these facilities since 1992 total $159.8 million. The Company expects additional expenditures for facilities and working capital to total approximately $107 million in the next two years, of which approximately $48 million is currently under contract. Management anticipates the facilities will be financed from the proceeds of the senior notes and cash.

Capital expenditures of $4.7 million were made at the Company's poultry processing plant in Athens, Georgia to expand processing capacity. Remaining capital expenditures for the expansion are expected to total $2.1 million through 1996 and will be funded with cash.

Other capital expenditures in the food production and processing segment through September 9, 1995 consisted of $17.5 million in general modernization and efficiency upgrades of plant and equipment.

Capital expenditures in the transportation segment through September 9, 1995 totaled $25.2 million. The Company purchased two cargo vessels for $14.7 million for use in the ocean liner service and other capital expenditures of $10.5 million were for general replacement and upgrades of equipment. $2.6 million of the capital expenditures were financed through a capitalized lease and the balance was paid using short-term uncommitted, unsecured credit lines from banks.

In June 1995, the Company issued $125.0 million in unsecured Senior Notes to various lenders, the proceeds of which are to finance the construction of hog production facilities, a pork processing plant and for general corporate purposes. The notes bear interest at 7.88% and mature in equal installments of $25.0 million on June 1, 2003, 2004, 2005, 2006 and 2007.

The Company borrowed the proceeds of $3.3 million in Adjustable rate, 7-Day Demand Revenue Bonds issued by the Guymon Utilities Authority. The funds are being used to construct a waste pre-treatment facility for the Company's pork processing plant currently under construction in Guymon, Oklahoma.

As of September 9, 1995 and December 31, 1994, the Company had $31.3 million and $20.6 million, respectively, outstanding under the Company's short-term uncommitted, unsecured credit lines from banks totaling $122.0 million.

The Company leases various ships, facilities and equipment under noncancelable operating lease agreements. Minimum lease commitments under noncancelable leases with initial terms greater than one year are $12.3 million for the remainder of 1995, $31.4 million, $23.4 million, $18.0 million, $1.6 million, for the years ending December 31, 1996, 1997, 1998, 1999, respectively, and $5.8 million thereafter. The increase in lease commitments for the last quarter of 1995 and for the years ending in 1996, 1997 and 1998 are primarily related to the renewal of time charters on ships for extended periods. Management intends to lease additional facilities and equipment for a three year noncancelable term. These leases would increase future minimum lease payments by approximately $2.7 million in 1996 and $5.4 million annually thereafter. It is expected that, in the ordinary course of business, leases and time charters will be renewed or replaced.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.


RESULTS OF OPERATIONS
---------------------------------------
Net sales for the twelve and thirty-six weeks ended September 9, 1995 increased by $73.3 million and $92.2 million, respectively, compared to the same periods one year earlier. Operating income increased by $0.9 million for the twelve weeks ended September 9, 1995 compared to the same period one year earlier. Year-to-date operating income decreased by $3.6 million compared to the same period one year ago.

The segment distribution of the increase (decrease) in net sales and operating income compared to the prior year are as follows (in thousands):

                                                      Operating
                            Net Sales                  Income
                    -----------------------  -----------------------
                     Quarter   Year-to-date   Quarter   Year-to-date
                    ---------  ------------  ---------  ------------

Food production
 and processing      $57,078      $43,210      $ 3,101    $    840
Transportation        15,485       45,342       (2,174)     (3,452)
Other                    748        3,670          (39)       (961)
                    ---------  ------------  ----------  -----------
                     $73,311      $92,222      $   888    $ (3,573)
                    =========  ============  ==========  ===========

Food Production and Processing Segment

Net sales of commodity products increased by $44.7 million and $55.6 million for the quarter and year-to-date respectively. The increase in trading consists primarily of grains shipped to new customers in the Middle East and Africa. These sales have not significantly effected operating earnings.

Net sales of pork products and live hogs for the quarter and year-to-date totaled $22.3 million and $57.1 million, respectively. Net sales of pork products and live hogs have increased by $6.7 million for the quarter compared to the same period one year ago due to increased production of live hogs in anticipation of opening the processing plant in Guymon, Oklahoma. Year-to-date sales are $20.0 million lower than one year earlier due to discontinuing fresh pork sales at the Company's Minnesota processing plant. Gross income in the pork operations for the quarter and year-to-date were $0.5 million and $(1.2) million, respectively. Gross income increased during the quarter by $1.8 million compared to the same period one year earlier. The increase was primarily related to an increase in the market price of hogs and an increase in the quantity of hogs sold. For the year, gross income was almost unchanged compared to the same period one year earlier. Management expects fourth quarter 1995 and first quarter 1996 results to be adversely affected by costs associated with the start-up of its hog processing plant in Guymon, Oklahoma.

Net sales of poultry products for the quarter and year-to-date were $108.5 million and $311.3 million, respectively. Net sales increased during the quarter and year-to-date by $4.2 million and $16.9 million, respectively, compared to the same periods one year earlier. The increase in net sales during the quarter was primarily related to an increase in the average selling price of poultry products. Year-to-date net sales increased primarily as a result of increased production at the Company's processing plant in Western Kentucky. Gross income on poultry products for the quarter was $15.6 million, an increase of $3.3 million compared to the same period one year earlier. Year-to-date gross income was $37.9 million, an increase of $5.4 million compared to the same period one year ago. The increase occurred primarily in the third quarter and can be attributed to stronger selling prices for poultry products.

Finished feed costs began increasing in the third quarter due to higher grain costs. These higher grain costs are expected to increase the cost of production at the Company's live hog and poultry operations during the fourth quarter of 1995.

Operating income within the food production and processing segment increased for the quarter and year-to-date compared to the same periods one year earlier. The increase was primarily related to margins generated at the Company's poultry operations which were partially offset by expenses incurred in advance of the opening of the processing plant now being constructed in Guymon, Oklahoma.

Transportation Segment

Net sales in the transportation segment increased for the quarter and year-to-date compared to the same periods one year earlier. The increase resulted from new and expanded services to South America and the Caribbean Basin and increased volume within existing services in Central America.

Operating income for the quarter and year-to-date decreased compared to the same period one year ago. The decrease is attributable to costs associated with expanding services and to lower freight rates in certain markets. The lower rates are the result of increased competition.

The U.S. Congress is currently considering the elimination of the Federal Maritime Commission. Management cannot yet determine the impact of this, however, it could result in greater competition from larger shipping lines and lower freight rates.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and year-to-date by $7.5 million and $18.2 million, respectively, compared to the same periods one year earlier. The increase is primarily attributable to staffing and expenses relating to pork operations in advance of the opening of the processing plant now being constructed in Guymon, Oklahoma. In addition, selling, general and administrative costs increased as a result of reserving for certain domestic and foreign accounts receivable and increased marketing and administrative support of expanded shipping routes and product lines.


Other

Interest income increased during the quarter and year-to-date compared to the same periods one year earlier. The increase is primarily related to the cash proceeds from the issuance of the Senior Notes invested in short-term investments and an increase in rates on invested funds.

Interest expense increased for the quarter and year-to-date compared to the same periods one year ago primarily as a result of the issuance of $125.0 million in Senior Notes and an increase in short-term borrowings. Interest rate exchange agreements resulted in additional interest expense of $0.5 million in the first quarter of 1994.

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

Foreign currency gains and losses included in earnings for 1995 and 1994 were not material.

The effective tax rate for the quarter increased compared to the same period one year earlier. The increase is primarily related to the expiration of Targeted Jobs Tax Credit.

The Company does not believe its businesses have been materially adversely affected by inflation.

                      SEABOARD CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

     4.3 - Note Purchase Agreement dated June 1, 1995 between the registrant and various purchasers as listed in the exhibit. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the commission.

     4.4 - Seaboard Corporation 7.88% Senior Notes Due June 1, 2007 issued pursuant to the Note Purchase Agreement described above.

     27  - Financial Data Schedule

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the twelve week period ended September 9, 1995.

                            PART II - OTHER INFORMATION



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               DATE:        October 24, 1995

                               Seaboard Corporation


                               by:  /s/ Rick J. Hoffman
                                    -------------------------------
                                    Rick J. Hoffman, Vice President




                               by:  /s/ Jesse H. Bechtold
                                    -----------------------------------
                                    Jesse H. Bechtold, Chief Accounting
                                      Officer