Form 10-K405
period 1995-12-31
SEABOARD CORP /DE/
filed 1996-03-29
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K


     (Mark One)
      X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934       [FEE REQUIRED]

     For the fiscal year ended   December 31, 1995

                                    OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934      [NO FEE REQUIRED]

     For the transition period from _______________ to ________________

     Commission file number    1-3390

                            Seaboard Corporation
      ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                             Delaware                     04-2260388
     -----------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     9000 W. 67th Street, Shawnee Mission, Kansas          66202
     -----------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code      (913) 676-8800
                                                        --------------------
     Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
          Title of each class                         which registered

     Common Stock                                 American Stock Exchange
     $1.00 Par Value

     Securities registered pursuant of Section 12(g) of the Act:

                                  None
    -----------------------------------------------------------------------
                             (Title of class)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes     X      No

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

     $79,975,465 (March 15, 1996). On such date, 332,193 shares were held by non-affiliates, and the stock was sold at $240 3/4 per share.


            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,487,519.75 shares of Common Stock as of March 18, 1996.


               DOCUMENTS INCORPORATED BY REFERENCE


Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 5, 6, 7 and 8 are incorporated by reference to the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part III, a part of item 10 and items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 1996 annual meeting of stockholders (the "1996 Proxy Statement").



     This Form 10K and its Exhibits (Form 10-K) contain forward-looking statements within the meaning of the Private Securities Litigation Reform
Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans,
(iii) the Company's competitive position, (iv) the supply and price of feed stocks and other materials used by the Company, (v) the demand and price for the Company's products and services, or (vi) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-K, including without limitation the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors which could cause such differences.

                                  FORM 10-K
                             SEABOARD CORPORATION


                                     PART I

Item 1.  Business

     (a)  General Development of Business

     Seaboard Corporation, a Delaware corporation, the successor corporation to a company first incorporated in 1928, and subsidiaries ("Registrant"), is a diversified international agribusiness and transportation company which is primarily engaged in domestic poultry and pork production and processing, commodity merchandising, baking, flour milling and shipping. Overseas, the Company primarily engages in shrimp production and processing, flour milling and animal feed production. See Item 1(c) (i) (ii) below for a discussion of developments in specific segments.


     (b)  Financial Information about Industry Segments

     The information required by Item 1 relating to Industry Segments is hereby incorporated by reference to note 13 of Registrant's Consolidated Financial Statements appearing on pages 50, 51 and 52 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


     (c)  Narrative Description of Business

          (1)  Business Done and Intended to be Done by the Registrant

               (i)  Principal Products and Services

     Registrant produces and processes poultry in the United States and sells processed chicken and chicken parts, both directly and through commercial distributors, to retail, food service and institutional markets, primarily in the eastern half of the United States.

     Registrant produces hogs and processes pork in the United States and sells fresh pork to domestic and foreign markets. Market hogs produced by Company owned or managed facilities are processed at the Company's processing plant or sold to third parties.


                                  FORM 10-K

                             SEABOARD CORPORATION


     Registrant operates an ocean liner service for containerized cargo between Florida and ports in Central and South America and the Caribbean Basin. Registrant also operates bulk carriers primarily in the Atlantic Basin.

     Registrant is engaged in Puerto Rico in the milling of flour and the production and distribution of a full line of baked goods. These goods are distributed directly within Puerto Rico and neighboring islands to food service and retail outlets.

     Registrant trades commodities, such as bulk grains and oil seeds, primarily in the Eastern Mediterranean and the Atlantic Basin.

     Registrant produces and processes produce and shrimp in Central and South America, primarily for export to the U.S. and Europe. Registrant also brokers fruits, vegetables and shrimp for independent growers. The majority of these products are transported using the Registrant's shipping line and distribution facility in Miami, Florida.

     Registrant also produces polypropylene bags, operates power generating facilities, operates flour and animal feed mills, and produces salmon.


     The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is hereby incorporated by reference to note 13 of Registrant's Consolidated Financial Statements appearing on pages 50, 51 and 52 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report.


               (ii) Status of Product or Segment

     Registrant continues to expand its food production and processing segment by further investing in poultry, and pork production and processing facilities. The Registrant is currently constructing an integrated hog production and processing operation in Oklahoma, Kansas, Texas and Colorado. These facilities will include hog farrowing, nursing and finishing buildings, feed mills and a processing plant. The processing plant, which began operating in December, 1995, will produce fresh and processed pork to be marketed primarily in the Southwest United States and for export.

     Registrant ceased operations at its Albert Lea, Minnesota pork processing plant in December 1995 when it leased the plant to a third party.


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


               (iv) Patents, Trademarks, Licenses, Franchises and Concessions

     Registrant uses two trademarks; Gold-n-Fresh and Easy Entrees for retail sales of poultry products. Registrant uses two trademarks, Season Sweet, Chestnut Hill Farms, and Cumars Best in marketing fresh fruits, vegetables and shrimp in the United States. Registrant's Puerto Rican Baking business uses three trademarks registered to a third party; Holsum, Country Hearth and Olympic Kids ; under a licensing agreement.

     Patents, trademarks, franchises, licenses and concessions are not material to any of Registrant's other businesses.


               (v)  Seasonal Business

     Profitability of the poultry operations is generally higher in the summer months. Profits from processed pork are generally higher in the fall months. Produce operations are seasonal, depending on the crop being grown. Generally, crops which are exported to the United States are only in production from November through May. The Registrant's other businesses are not seasonally dependent.


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


               (x)  Competitive Conditions

     Competition in Registrant's food production and processing segment comes from a variety of national and regional producers and is based primarily on product performance, customer service and price. In the January 1996 issue of Broiler Industry, an industry trade publication, the Registrant was ranked as the eighth largest poultry processor in the United States based on average weekly production of ready-to-cook chicken. In the October 1995 issue of Successful Farming, an industry trade publication, the Registrant was ranked in the top ten pork producers in the United States based on sows in production. Registrant's Puerto Rican baking business is the largest bakery in Puerto Rico. Competition, based on price and product performance, comes primarily from imported baked goods in the cookie and donut lines, and from one Puerto Rican sliced bread baker.

     Registrant believes it is among the top five ranking ocean liner services for containerized cargoes in the Caribbean Basin. During the fourth quarter of 1995, competition based on price and consumer service increased significantly in certain markets served by the Registrant.






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


               (xiii)  Number of Persons Employed by Registrant

     As of December 31, 1995, Registrant had 11,699 employees, of whom 7,809 were employed in the United States (including Puerto Rico).


     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     The financial information required by Item 1 relating to export sales is hereby incorporated by reference to note 13 of Registrant's Consolidated Financial Statements appearing on pages 50, 51 and 52 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report. Foreign sales, including sales to non-consolidated foreign subsidiaries, represent less than 10% of Registrant's consolidated revenue. Registrant did not have a material amount of sales or transfers between geographic areas for the periods reported on herein.

     Registrant considers its relations with the governments of the countries in which its foreign subsidiaries are located to be satisfactory, but these foreign operations are subject to the normal risks of doing business abroad, including expropriation, confiscation, currency inconvertibility and devaluation, and currency exchange controls. To minimize these risks, Registrant has insured certain investments in and loans to its flour mill and shrimp farm in Ecuador and its flour mill in Zaire to the extent deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government.



                                  FORM 10-K

                             SEABOARD CORPORATION


 Item 2.  Properties

     The Registrant currently has production and distribution facilities in the following states: Alabama, Colorado, Florida, Georgia, Kansas, Kentucky, Maine, Oklahoma, Pennsylvania, New Jersey, North Carolina, Tennessee and Texas. Additionally, the Registrant has wholly or partially owned facilities in Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Guyana, Honduras, Nigeria, Panama, Peru, Puerto Rico, Sierra Leone, Venezuela and Zaire.

     (1)  Food Production and Processing

     The principal poultry operations of the Registrant consists of five processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packing, deboning or further-processing chickens. The total slaughter capacity is approximately 218 million head per year. To support these facilities, the Registrant operates four feed mills, four hatcheries and a network of 725 contract growers that supply pullet, breeder and broiler farms. These facilities are located in Alabama, Georgia, Kentucky and Tennessee.

     The construction in Oklahoma of a hog processing plant with a double shift capacity of four million hogs per year was completed in December, 1995. Registrant expects single shift capacity to be reached in the third quarter of 1996. Hog production facilities currently consist of a combination of owned and leased farrowing, nursery and finishing units to support 77,000 sows. Registrant owns two feed mills and is constructing a third which will have combined capacity to produce 840 thousand tons of feed annually to support the hog production. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

     The Registrant owns in whole or in part six flour mills with capacity to produce 46,700 cwts of bakery flour and mill feed per day. In addition, Registrant has feed mill capacity of 35 tons per hour to produce formula animal feed. The flour mills, located in Puerto Rico, Guyana, Ecuador, Sierra Leone, Nigeria and Zaire and the feed mills located in Ecuador, Nigeria and Zaire are owned in fee except for a flour mill in Sierra Leone which is on land which the Government of Sierra Leone has agreed to lease for a remaining term of 18 years, and a Nigerian flour and feed mill with a remaining lease term of 79 years and renewal option of 75 years.

     The Registrant owns two bakeries in Puerto Rico.

     The Registrant operates approximately 3,100 acres of shrimp ponds in Honduras and Ecuador. Approximately 2,400 acres are leased for a nineteen year term and the rest are owned.

     (2)  Transportation

     Registrant leases a 166,400 square foot warehouse, office space and port terminal land and facilities in Florida which are used in its containerized cargo operations.

     The Registrant owns six 9,000 metric-ton deadweight dry bulk carriers and seven containerized ocean cargo vessels with deadweights ranging from 949 to 12,648 metric-tons. In addition, Registrant timecharters, under short-term agreements, between twelve and fifteen containerized ocean cargo vessels with deadweights ranging from 2,488 to 9,200 metric-tons.



                                  FORM 10-K

                             SEABOARD CORPORATION


     (3)  Other

     Registrant owns a floating power generating facility, capable of producing 40 megawatts of power, located in the Port of Rio Haino in Santo Domingo, Dominican Republic. Registrant manages a second power generating facility capable of producing 17.5 megawatts of power also located in the Dominican Republic.

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

Item 3.  Legal Proceedings

     The Company is subject to legal proceedings related to the normal conduct of its business. In the opinion of management, none of these actions are expected to result in a final judgement having a materially adverse effect on the consolidated financial statements of the Company.


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

Name (Age)             Positions and Offices with Registrant and Affiliates

H. Harry Bresky (70)   President of Registrant; President and Treasurer of
                       Seaboard Flour Corporation (SFC)

Joe E. Rodrigues (59)  Executive Vice President, Treasurer and
                       Chief Financial Officer of Registrant

Jack S. Miller (67)    Vice President - Operations/Administration
                       of Registrant

Rick J. Hoffman (41)   Vice President of Registrant

Steven J. Bresky (42)  Vice President of Registrant

Jesse H. Bechtold (38) Controller and Assistant Treasurer

David M. Becker (34)   Assistant Secretary and Manager of Legal Affairs

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

     Mr. Hoffman has served as Vice President of Registrant since April 1989.

     Mr. Steven J. Bresky has served as Vice President of Registrant since April 1989.

     Mr. Bechtold became Controller of the Registrant in March of 1992. He has been employed with the Registrant since 1990.

     Mr. Becker has served as Assistant Secretary of Registrant since May 1994. He has been employed with the Registrant since 1993 and prior to that was employed by the law firm Stinson Mag and Fizzell PC.



                                  FORM 10-K

                             SEABOARD CORPORATION



                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by Item 5 is hereby incorporated by reference to "Stock Listing" and "Quarterly Financial Data" appearing on pages 53 and 33, respectively, of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 is hereby incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing on pages 27 through 32 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is hereby incorporated by reference to Registrant's "Quarterly Financial Data," "Independent Auditor's Report," "Consolidated Statements of Earnings," "Consolidated Statements of Stockholders' Equity," " Consolidated Balance Sheets," " Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on pages 33 through 52 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.



                                  FORM 10-K

                             SEABOARD CORPORATION



                                   PART III


Item 10.  Directors and Executive Officers of Registrant


Refer to "Executive Officers of Registrant" in Part 1.

     Information required by this item relating to directors of Registrant has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1995, the close of its fiscal year. The information required by this item relating to directors is incorporated by reference to "Item 1" appearing on pages 3 and 4 of the 1996 Proxy statement. The information required by this item relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the first paragraph on page 3 of the Registrant's 1996 Proxy Statement.


Item 11.  Executive Compensation

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1995, the close of its fiscal year. The information required by this item is incorporated by reference to "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 5, 6, 7 and 9 of the 1996 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1995, the close of its fiscal year. The information required by this item is incorporated by reference to "Principal Stockholders" appearing on page 2 and "Election of Directors" on pages 3 and 4 of the 1996 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1995, the close of its fiscal year. The information required by this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" and "Interests of Management and Others in Certain Transactions" appearing on page 9 of the 1996 Proxy Statement.



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

               4.3 Note Purchase Agreement dated June 1, 1995 between the registrant and various purchasers as listed in the exhibit. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the commission. Incorporated by reference to Exhibit 4.3 of Registrant's Form 10-Q for the quarter ended September 9, 1995.

               4.4 Seaboard Corporation 7.88% Senior Note Due June 1, 2007 issued pursuant to the Note Purchase Agreement described above. Incorporated by reference to Exhibit 4.4 of Registrant's Form 10-Q for the quarter ended September 9, 1995.

            * 10.1 Registrant's Executive Retirement Plan dated October 18, 1994. Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended September 10, 1994.

            * 10.2 Registrant's Summary of Benefits for Excess 401(k) Contributions (Supplemental Executive Retirement Plan). Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended September 10, 1994.

            * 10.3 Registrant's Supplemental Executive Retirement Plan for H. Harry Bresky dated March 21, 1995.

            * 10.4 Registrant's Supplemental Executive Retirement Plan for Jack S. Miller dated March 21, 1995.


                                  FORM 10-K

                             SEABOARD CORPORATION



            * 10.5 Employment Agreement for Joe E. Rodrigues dated July 9, 1986 and amended August 10, 1990.

            *  10.6  First Amendment to Registrant's Executive
               Retirement Plan dated December 31, 1995.

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


                             SEABOARD CORPORATION



By /s/H. Harry Bresky                   By /s/J. E. Rodrigues
H. Harry Bresky,                        J.E. Rodrigues,
President                               Executive Vice President and
(principal executive officer)           Treasurer (principal financial
                                        officer)

Date: March 29, 1996                    Date: March 29, 1996


                    By  /s/Jesse H. Bechtold
                        Jesse H. Bechtold,
                        Controller
                        (principal accounting officer)

                        Date: March 29, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



/s/H. Harry Bresky                          /s/J. E. Rodrigues
H. Harry Bresky, Director                   J. E. Rodrigues, Director

Date: March 29, 1996                        Date: March 29, 1996


/s/David A. Adamsen                         /s/Thomas J. Shields
David A. Adamsen, Director                  Thomas J. Shields, Director

Date: March 29, 1996                        Date: March 29, 1996



               SEABOARD CORPORATION AND SUBSIDIARIES

         Consolidated Financial Statements and Schedules
                           (Form 10-K)
                Securities and Exchange Commission
               For the year ended December 31, 1995

           (With Independent Auditors' Report Thereon)



               SEABOARD CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedules

                       Financial Statements
                       --------------------




                                                            Stockholders'
                                                         Annual Report Page
                                                         ------------------

Independent Auditors' Report                                     34

Consolidated Balance Sheets as of December 31, 1995
  and December 31, 1994                                          37


Consolidated Statements of Earnings for the years
  ended December 31, 1995, December 31, 1994 and
  December 31, 1993                                              35


Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, December 31, 1994 and
  December 31, 1993                                              36


Consolidated Statements of Cash Flows for the years
  ended December 31, 1995, December 31, 1994 and
  December 31, 1993                                              39


Notes to Consolidated Financial Statements                       40


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





                                                    (Continued)
                                      F-1




               SEABOARD CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedule

                             Schedule
                            ---------

                                                                Page
                                                                ----
II - Valuation and Qualifying Accounts for
the years ended December 31, 1995, 1994 and 1993                 F-4




All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.





                                      F-2


                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Seaboard Corporation:


Under date of March 1, 1996, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 1995 and 1994 and the consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the December 31, 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994 and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.





                                             KPMG Peat Marwick LLP


March 1 , 1996
                                       F-3



                                                         Schedule II

                SEABOARD CORPORATION AND SUBSIDIARIES
                  Valuation and Qualifying Accounts
                            (In Thousands)

                               Balance at               Write-offs   Balance
                               beginning     Provision  net of       at end
                               of year          (1)     recoveries   of year
                               ----------    ---------  ----------   -------
Year ended December 31, 1995:

   Allowance for doubtful
     accounts                    $9,196       10,554       2,662      17,088
                               ==========    ========   ==========   ========
Year ended December 31, 1994:

   Allowance for doubtful
     accounts                    $6,556        2,910         270       9,196
                               ==========    ========   ==========   ========
Year ended December 31, 1993:

   Allowance for doubtful
     accounts                    $5,653        2,600       1,697       6,556
                               ==========    ========   ==========   ========








(1)  Charged to selling, general and administrative expenses.
