Form 10-Q
period 1996-03-23
SEABOARD CORP /DE/
filed 1996-05-06
CIK 88121

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934



For Quarter Ended             March 23, 1996
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Commission file number                                      1-3390
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                       Seaboard Corporation
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

      (Exact name of registrant as specified in its charter)


      Delaware                           04-2260388
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)


 9000 W. 67th Street, Shawnee Mission, KS                   66202
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(Address of principal executive offices)                    (Zip Code)

          913-676-8800
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(Registrant's telephone number, including area code)


 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Former name, former address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .  No ___.

  Indicate number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date. Common stock of $1 par value, 1,487,520 shares outstanding, as of March 23, 1996.

                                Total pages in filing - 12 pages



              SEABOARD CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
               March 23, 1996 and December 31, 1995
                      (Thousands of Dollars)

Part I - Financial Information

                                               March 23,    December 31,
                                                  1996          1995
                                              -----------   ------------
                             Assets
                             ------
Current assets:
    Cash and cash equivalents                  $  5,007       $  5,529
    Short-term investments                       99,500        135,197
    Receivables, net                            125,504        117,709
    Inventories                                 144,511        112,843
    Income taxes receivable                       6,607           --
    Deferred income taxes                         8,584          8,231
    Prepaid expenses and deposits                15,221         14,251
                                              ----------      ---------
          Total current assets                  404,934        393,760
                                              ----------      ---------
Investments in and advances to foreign
    subsidiaries not consolidated                26,203         26,140
                                              ----------      ---------
Property, plant and equipment                   683,734        650,402
Accumulated depreciation                       (223,304)      (211,987)
                                              ----------      ---------
Net property, plant and equipment               460,430        438,415
                                              ----------      ---------
Other assets                                     19,676         19,817
                                              ----------      ---------
Total assets                                   $911,243       $878,132
                                              ==========      =========

                Liabilities and Stockholders' Equity
                ------------------------------------
Current liabilities:
     Notes payable and current maturities
          of long-term debt                    $ 63,186       $ 40,826
     Accounts payable                            59,712         75,749
     Income taxes payable                          --              744
     Other current liabilities                   93,372         57,417
                                              ----------     ----------
          Total current liabilities             216,270        174,736
                                              ----------     ----------
Long-term debt, less current maturities         297,582        297,440
                                              ----------     ----------
Deferred income taxes                            15,546         14,569
                                              ----------     ----------
Other liabilities                                27,721         25,577
                                              ----------     ----------
Stockholders' equity:
    Common stock of $1 par value,
         Authorized 4,000,000 shares;
         issued 1,789,599 shares                  1,790          1,790
    Less 302,079 shares held in treasury,
         at par value                               302            302
                                              ----------     ----------
                                                  1,488          1,488

    Additional capital                           13,214         13,214
    Unrealized gain on debt securities,
         (net of deferred income tax expense
         of $25 and $150 at March 23, 1996
         and December 31, 1995, respectively)        52            251
    Retained earnings                           339,370        350,857
                                              ----------     ----------
         Total stockholders' equity             354,124        365,810
                                              ----------     ----------
Total liabilities and stockholders' equity     $911,243       $878,132
                                              ==========     ==========

See notes to condensed consolidated financial statements.

                                  Page 2

               SEABOARD CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Earnings
        Twelve weeks ended March 23, 1996 and March 25, 1995
          (Thousands of dollars except per share amounts)



                                               March 23,     March 25,
                                                 1996          1995
                                              -----------   -----------
Net sales                                       $297,631      $235,923
Cost of sales and operating expenses             277,427       193,836
                                              -----------   -----------
             Gross income                         20,204        42,087

Selling, general and administrative expenses      33,035        28,398
                                              -----------   -----------
             Operating income (loss)             (12,831)       13,689
                                              -----------   -----------
Income (loss) from foreign subsidiaries not
  consolidated                                        68        (1,019)
                                              -----------   -----------
Other income(expense):
        Interest income                            1,744         2,301
        Interest expense                          (5,683)       (2,534)
        Miscellaneous                                 97           (47)
                                              -----------   -----------
         Total other income (expense)             (3,842)         (280)
                                              -----------   -----------
Earnings (loss) before income taxes              (16,605)       12,390
                                              -----------   -----------
Income tax expense(benefit):
        Current                                   (6,240)        4,531
        Deferred                                     750          (181)
                                              -----------   -----------
         Total income taxes                       (5,490)        4,350
                                              -----------   -----------
            Net earnings (loss)                 $(11,115)     $  8,040
                                              ===========   ===========
Earnings (loss) per common share                $  (7.47)     $   5.40
                                              ===========   ===========
Dividends declared per common share             $    .25      $    .25
                                              ===========   ===========
Average number of shares outstanding           1,487,520     1,487,520
                                              ===========   ===========


See notes to condensed consolidated financial statements.

                                  Page 3



                  SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
           Twelve weeks ended March 23, 1996 and March 25, 1995
                          (Thousands of Dollars)

                                               March 23,     March 25,
                                                 1996           1995
                                             ------------   -----------
Net cash provided by (used in)
  operating activities                        $ (25,026)      $  3,948
                                             ------------   -----------
Cash flows from investing activities:
  Purchase of investments                      (107,152)       (67,846)
  Proceeds from the sale or maturity of
    investments                                 142,525         79,582
  Capital expenditures, net                     (33,780)       (29,195)
  Notes receivable                               (1,254)         1,014
  Investments and advances to foreign
    subsidiaries not consolidated                     5            987
                                             -----------     ----------
       Net cash provided by (used in)
         investing activities                       344        (15,458)
                                             -----------     ----------
Cash flows from financing activities:
  Notes payable to bank                          22,396          6,488
  Proceeds from long-term debt                      349          5,943
  Principal payments                               (243)        (1,436)
  Deferred grants                                   --           2,993
  Bond construction fund                          2,030          1,117
  Dividends paid                                   (372)          (372)
                                             -----------     ----------
       Net cash provided by (used in)
       financing activities                      24,160         14,733
                                             -----------     ----------
Net increase (decrease) in cash and cash
  equivalents                                      (522)         3,223

Cash and cash equivalents at beginning of
  year                                            5,529          4,773
                                             -----------     ----------
Cash and cash equivalents at end of quarter    $  5,007        $ 7,996
                                             ===========     ==========

  For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all demand deposits and overnight investments as cash.

  See notes to condensed consolidated financial statements.

                                  Page 4






                   SEABOARD CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements

Note 1
- ------
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 23, 1996, and the results of operations and cash flows for the periods ended March 23, 1996 and March 25, 1995.

Note 2
- ------
The results of operations for the twelve weeks ended March 23, 1996 and March 25, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 3
- ------

The following is a summary of inventories at March 23, 1996 and December 31, 1995 (in thousands):




                                                   March 23,     December 31,
                                                     1996            1995
                                                  ----------     ------------
At lower of last-in, first-out (LIFO)
   cost or market:

       Live poultry                                $ 28,206        $ 26,442
       Dressed poultry                               23,733          21,219
       Feed and baking ingredients, packaging
          supplies and other                          8,713           8,772
                                                  ----------      ----------
                                                     60,652          56,433
       LIFO allowance                                (8,905)         (6,965)
                                                  ----------      ----------
              Total inventories at lower of
                 LIFO cost or market                 51,747          49,468
                                                  ----------      ----------
At lower of first-in, first-out (FIFO)
   cost or market:

       Live hogs                                     32,613          28,626
       Grain, flour and feed                         40,146          19,551
       Crops in production, fertilizers and
          pesticides                                  8,870           7,639
       Dressed pork                                   3,727             166
       Other                                          7,408           7,393
                                                  ----------      ----------
  Total inventories at lower of
   FIFO cost or market                               92,764          63,375
                                                  ----------      ----------
  Total inventories                                $144,511        $112,843
                                                  ==========      ==========

Management's Discussion and Analysis of
Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
- -----------------------------------------------------------------------------
                                           March 23,           December 31,
                                             1996                  1995
- -----------------------------------------------------------------------------
Current ratio                               1.87:1                2.25:1
Working capital                           $  188.7          $      219.0
- -----------------------------------------------------------------------------

Cash used in operating activities for the quarter ending March 23, 1996 was $25.0 million, compared to $3.9 million of cash provided by operations in the same quarter one year earlier. The decrease in cash was primarily related to the net loss of $11.1 million and increased inventories and receivables. The increased inventories primarily represent shipments of commodities enroute to foreign customers. Additional pork inventories represent expansion of the live hog herds, grain in feed mills and finished product at a pork plant which began operating in December, 1995. The increase in accounts receivable is primarily attributable to sales of wheat to affiliated, nonconsolidated foreign flour mills. Partially offsetting these is a $21 million increase in current liabilities primarily consisting of advance payments on commodity sales and accrued voyage expenses.

The Company invested $29.3 million in property, plant and equipment through March 23, 1996 in the food production and processing segment. Capital expenditures of $25.3 million were for construction of hog farrowing and finishing facilities, two feed mills and a pork-processing plant located in Guymon, Oklahoma. Cumulative capital expenditures on these facilities since 1992 total $248.5 million. The Company expects additional expenditures for facilities and working capital to total approximately $25.0 million in the next two years, of which approximately $20.6 million is currently under contract. Management anticipates the facilities will be financed from cash.

Capital expenditures of $1.0 million were made at the Company's poultry processing plant in Athens, Georgia to increase processing capacity through processing equipment upgrades. Cumulative capital expenditures related to the expansion totaled $9.5 million and were funded with cash.

Other capital expenditures in the food production and processing segment through March 23, 1996 included $3.0 million in general modernization and efficiency upgrades of plant and equipment.

Capital expenditures in the transportation segment through March 23, 1996 totaled $4.2 million for general replacement and upgrades of property and equipment.

At December 31, 1995, the Company had $33.8 million outstanding under short-term uncommitted credit lines from banks that totaled $122 million.
In the first quarter of 1996, the Company entered into a $75 million one-year revolving credit facility and a five-year $50 million revolving credit facility with a group of banks and certain uncommitted credit lines were reduced by $17 million. As of March 23, 1996, the Company had $35 million outstanding under the one-year revolving credit facility and $20.8 million outstanding under the remaining short-term uncommitted credit lines totaling $105 million. Subsequent to March 23, 1996, the Company borrowed $10 million of the $50 million revolving credit facility. Utilization of the five- year revolving credit facility is limited by existing debt covenants.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.

RESULTS OF OPERATIONS
- ---------------------
Net sales for the twelve weeks ending March 23, 1996 increased by $61.7 million compared to the same quarter one year earlier. Operating income decreased by $26.5 million compared to the same quarter one year ago.

The segment distribution of net sales and operating income compared to the prior year are as follows (in millions).

                              Net Sales                 Operating Income
                         ----------------------      -----------------------
                         March 23,    March 25,      March 23,     March 25,
                           1996         1995           1996          1995
                         ---------    ---------      ---------     ---------
Food Production and
   Processing Segment    $   157.5    $   145.2      $  (13.2)     $     3.2
Commodity Segment             73.9         24.4           3.9            1.9
Transportation Segment        57.0         59.1          (2.9)           8.6
Other                          9.2          7.2          (0.6)            --
                         ---------    ---------      ---------     ---------
                         $   297.6     $  235.9      $  (12.8)     $    13.7
                         =========    =========      =========     =========

Food Production And Processing Segment
- --------------------------------------
Corn is the most significant component of the feed used to grow the Company's poultry and hog inventories. The gross income of both the poultry and pork product lines have been affected by the rising price of corn. The price of May corn futures on the Chicago Board of Trade has risen from $2.50 per bushel on March 24, 1995 to $3.90 per bushel on March 22, 1996. Management does not expect corn prices to recover to previous levels in the current year due to anticipated short supplies of corn attributed to adverse weather conditions. The Company implements hedging stratagies to manage exposure to fluctuations in these commodity markets; however, prolonged periods of high corn prices have caused and will continue to cause an increase in the cost to grow livestock. Because poultry inventories are valued at LIFO, the higher cost of corn is reflected in earnings when purchased. The pork inventories are valued at FIFO, accordingly most of the higher cost corn is in inventory and will affect cost of sales in future quarters. If the Company is not able to recover these higher costs through higher sales prices, the Company's gross income would be negatively affected. Management, at this time, is not able to assess the likelihood or timing of its ability to increase prices.

Net sales of poultry products totaled $110.3 million in the first quarter of 1996, an increase of $14.5 million compared to the first quarter of 1995.
The increase was primarily due to increased volume resulting from efficiency upgrades of equipment. Sales prices in the first quarter were slightly higher than those of a year ago but lower than prices in the fourth quarter of 1995.
A temporary suspension of shipments to Russia caused an industry-wide inventory buildup in the first quarter and sales prices, particularly for leg quarters, have fallen. Russian importation of poultry resumed in the first quarter and Management expects prices to recover once inventory levels have been reduced though lower prices are expected to continue through the second quarter.
Higher feed costs are the primary reason gross income from poultry sales have fallen $10.7 million to $0.5 million when compared to the first quarter of 1995.

Net sales of live hogs and pork products increased by $3.6 million in the first quarter of 1996, compared to the same time one year earlier, to total $21.8 million. The increase resulted primarily from sales of pork products at the hog processing plant in Guymon, Oklahoma which began operations in December 1995. The net increase was partially offset by the discontinued operations at the Albert Lea, Minnesota pork processing plant in December 1995 when the Company leased the plant to a third party. Management expects increases in sales as the Oklahoma plant increases its production.

The pork operations reported negative gross income of $4.6 million in the first quarter of 1996 compared to a negative gross income of $0.3 million in the first quarter of 1995. The decline is primarily related to the hog processing plant in Guymon, Oklahoma. The plant is in the initial stage of operations and is not expected to operate at single shift capacity until the third quarter of 1996. The Company expects second quarter results to continue to be adversely affected from operating at less than full capacity and higher grain costs.

Operating income for the segment declined by $16.4 million for the quarter ending March 23, 1996 compared to the same quarter one year earlier. The decline was primarily related to higher finished feed costs and operating the pork plant at less than capacity.

Commodity Trading
- -----------------
Net sales from commodity trading activity increased by $49.5 million in the first quarter of 1996 compared to the same quarter one year earlier. The increase is primarily related to expanded trading of wheat, soybeans, corn and other grains in foreign markets.

Transportation Segment
- ----------------------
Net sales from containerized cargo operations decreased by $2.1 million in the first quarter of 1996 compared to the first quarter of 1995 despite an increase in the number of revenue producing units moved during the quarter. Operating income from containerized cargo operations decreased by $11.5 million in the first quarter of 1996 compared to the same quarter one year ago. The decrease in sales and operating income was primarily related to lower freight rates resulting from competition in certain markets. Management cannot predict when rates in these markets will improve and, therefore, the results of operations in future periods could continue to be adversely affected.

Other Operations
- ----------------
Net sales from electric power generating increased by $2.0 million in the first quarter of 1996 compared to the same time one year earlier to total $9.2 million. Operating income decreased primarily as a result of increasing reserves on the receivables from the sale of electric power in the Dominican Republic.

Selling, General and Administrative Expenses
- --------------------------------------------
Selling, general and administrative (SG&A) expenses totaled $33.0 million for the quarter ending March 23, 1996, an increase of $4.6 million compared to the same time one year earlier. The increase was primarily related to reserves for potential uncollectible receivables. The increased SG&A expenses associated with opening the pork plant in Oklahoma were offset by the decrease in SG&A expenses from the discontinued operations at the Albert Lea, Minnesota pork processing plant in December, 1995.

Interest Income and Expense
- ---------------------------
Interest income declined during the quarter compared to the same quarter one year earlier resulting primarily from a decrease in invested funds. Interest expense increased during the quarter by $3.1 million compared to the same quarter one year earlier. The increase was primarily related to the issuance of long-term debt in the second quarter of 1995 and increased short-term borrowings.

The Company does not believe its businesses have been materially adversely affected by general inflation.

                  SEABOARD CORPORATION AND SUBSIDIARIES

                       PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


The annual meeting of stockholders was held on April 22, 1996 in Newton, Massachusetts. Two items were submitted to a vote of stockholders as described in the Company's Proxy Statement dated March 29, 1996. The table below briefly describes the proposals and results of the stockholders' vote.


                                  Votes in   Votes               Broker
                                    Favor   Against   Abstain   Nonvotes
                                 ---------  -------   -------   --------
1.  To elect:
     H. Harry Bresky,            1,340,371     0       6,072        0
     Joe E. Rodrigues            1,340,451     0       5,992        0
     David A. Adamsen            1,340,351     0       6,092        0
     and Thomas J. Shields       1,340,351     0       6,092        0
     As directors.

2.  To ratify selection of
     KPMG Peat Marwick LLP
     As independent auditors.    1,346,183    50         210        0

              SEABOARD CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

             4.5 - $75.0 million Amended And Restated Short-Term Revolving Credit Agreement dated as of March 28, 1996. The Exhibits to the Amended And Restated Short-Term Revolving Credit Agreement have been omitted from the filing, but will be provided supplementally upon request of the commission.

             4.6 - $50.0 million Amended And Restated Long-Term Revolving Credit Agreement dated as of March 28, 1996. The Exhibits to the Amended And Restated Long-Term Revolving Credit Agreement have been omitted from the filing, but will be provided supplementally upon request of the commission.

             4.7 - Seaboard Corporation Note Agreement dated as of December 1, 1993 ($100,000,000 Senior Notes due December 1, 2005). First Amendment to Note Agreement.

             4.8 - Seaboard Corporation Note Agreement dated as of June 1, 1995 ($125,000,000 Senior Notes due June 1, 2007). First
             Amendment to Note Agreement.

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the twelve week period ended March 23, 1996.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the Company's competitive position, (iv) the supply and price of feed stocks and other materials used by the Company, (v) the demand and price for the Company's products and services, or (vi) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q, including with limitation the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.

                        PART II - OTHER INFORMATION



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   DATE:    May 6, 1996

                                   Seaboard Corporation


                                   by:  /s/ Robert Steer
                                   ------------------------------------
                                   Robert Steer, Vice President-Finance




                                   by:  /s/ Jesse H. Bechtold
                                   -------------------------------------------
                                   Jesse H. Bechtold, Chief Accounting Officer