Form 10-Q
period 1996-06-15
SEABOARD CORP /DE/
filed 1996-07-30
CIK 88121

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934



For Quarter Ended             June 15, 1996
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

  Indicate number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date. Common stock of $1 par value, 1,487,520 shares outstanding, as of June 15, 1996.

                               Total pages in filing - 13 pages


             SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Balance Sheets
              June 15, 1996 and December 31, 1995
                     (Thousands of Dollars)

Part I - Financial Information

                                                 June 15,   December 31,
                                                   1996         1995
                                              ------------  ------------
                             Assets
                            --------
Current assets:
    Cash and cash equivalents                   $   4,453     $   5,529
    Short-term investments                         99,732       135,197
    Receivables, net                              135,449       117,709
    Inventories                                   136,410       112,843
    Income taxes receivable                         8,538          --
    Deferred income taxes                           9,320         8,231
    Prepaid expenses and deposits                  16,281        14,251
                                              ------------  ------------
                   Total current assets           410,183       393,760
                                              ------------  ------------
Investments in and advances to foreign
    subsidiaries not consolidated                  23,853        26,140
                                              ------------  ------------
Property, plant and equipment                     709,951       650,402
Accumulated depreciation                         (233,934)     (211,987)
                                              ------------  ------------
    Net property, plant and equipment             476,017       438,415
                                              ------------  ------------
Other assets                                       16,462        19,817
                                              ------------  ------------
Total assets                                    $ 926,515     $ 878,132
                                              ============  ============




                Liabilities and Stockholders' Equity
                ------------------------------------
Current liabilities:
    Notes payable and current maturities
        of long-term debt                       $ 106,568     $  40,826
    Accounts payable                               63,569        75,749
    Income taxes payable                             --             744
    Other current liabilities                      65,648        57,417
                                              ------------  ------------
                   Total current liabilities      235,785       174,736
                                              ------------  ------------
Long-term debt, less current maturities           297,361       297,440
                                              ------------  ------------
Deferred income taxes                              18,051        14,569
                                              ------------  ------------
Other liabilities                                  26,000        25,577
                                              ------------  ------------
Stockholders' equity:
    Common stock of $1 par value,
          Authorized 4,000,000 shares;
          issued 1,789,599 shares                   1,790         1,790
    Less 302,079 shares held in treasury,
          at par value                                302           302
                                              ------------  ------------
                                                    1,488         1,488

    Additional capital                             13,214        13,214
    Unrealized gain (loss) on debt securities,
       (net of deferred income tax benefit
       (expense) of $21 and ($150) at June 15,
       1996 and December 31, 1995, respectively)      (43)          251
   Retained earnings                              334,659       350,857
                                              ------------  ------------
Total stockholders' equity                        349,318       365,810
                                              ------------  ------------
Total liabilities and stockholders' equity      $ 926,515     $ 878,132
                                              ============  ============

See notes to condensed consolidated financial statements.

                                  Page 2


               SEABOARD CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Earnings
         Twelve weeks ended June 15, 1996 and June 17, 1995
          (Thousands of dollars except per share amounts)

                                                 June 15,     June 17,
                                                   1996         1995
                                               -----------  -----------
Net sales                                       $ 330,503    $ 255,402
Cost of sales and operating expenses              302,602      215,189
                                               -----------  -----------
        Gross income                               27,901       40,213
                                               -----------  -----------
Selling, general and administrative expenses       31,880       31,101
                                               -----------  -----------
        Operating income (loss)                    (3,979)       9,112
                                               -----------  -----------
Income (loss) from foreign subsidiaries not
  consolidated                                       (499)       1,275
                                               -----------  -----------
Other income(expense):

        Interest income                             1,856        2,458
        Interest expense                           (5,872)      (3,228)
        Miscellaneous                                 (37)         (83)
                                               -----------  -----------
         Total other income (expense)              (4,053)        (853)
                                               -----------  -----------
Earnings (loss) before income taxes                (8,531)       9,534
                                               -----------  -----------
Income tax expense(benefit):
        Current                                    (6,007)       3,094
        Deferred                                    1,815         (324)
                                               -----------  -----------
         Total income taxes                        (4,192)       2,770
                                               -----------  -----------
           Net earnings (loss)                  $  (4,339)   $   6,764
                                               ===========  ===========
Earnings (loss) per common share                $   (2.92)   $    4.55
                                               ===========  ===========
Dividends declared per common share             $     .25    $     .25
                                               ===========  ===========
Average number of shares outstanding            1,487,520    1,487,520
                                               ===========  ===========


See notes to condensed consolidated financial statements.

               SEABOARD CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Earnings
      Twenty-Four weeks ended June 15, 1996 and June 17, 1995
          (Thousands of dollars except per share amounts)

                                                 June 15,     June 17,
                                                   1996         1995
                                               -----------  -----------
Net sales                                       $ 628,134    $ 491,325
Cost of sales and operating expenses              580,029      409,025
                                               -----------  -----------
        Gross income                               48,105       82,300

Selling, general and administrative expenses       64,915       59,499
                                               -----------  -----------
        Operating income (loss)                   (16,810)      22,801
                                               -----------  -----------
Income (loss) from foreign subsidiaries not
  consolidated                                       (431)         256
                                               -----------  -----------
Other income(expense):

        Interest income                             3,600        4,759
        Interest expense                          (11,555)      (5,762)
        Miscellaneous                                  60         (130)
                                               -----------  -----------
         Total other income (expense)              (7,895)      (1,133)
                                               -----------  -----------
Earnings (loss) before income taxes               (25,136)      21,924
                                               -----------  -----------
Income tax expense(benefit):
        Current                                   (12,247)       7,625
        Deferred                                    2,565         (505)
                                               -----------  -----------
         Total income taxes                        (9,682)       7,120
                                               -----------  -----------
            Net earnings (loss)                 $ (15,454)   $  14,804
                                               ===========  ===========
Earnings (loss) per common share                $  (10.39)   $    9.95
                                               ===========  ===========
Dividends declared per common share             $     .50    $     .50
                                               ===========  ===========
Average number of shares outstanding            1,487,520    1,487,520
                                               ===========  ===========


See notes to condensed consolidated financial statements.


                  SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
        Twenty-Four weeks ended June 15, 1996 and June 17, 1995
                        (Thousands of Dollars)

                                                 June 15,     June 17,
                                                   1996         1995
                                               -----------  -----------
Net cash provided by (used in)
  operating activities                          $ (43,959)   $  14,160
                                               -----------  -----------
Cash flows from investing activities:
  Purchase of investments                        (154,022)    (299,928)
  Proceeds from the sale or maturity of
    investments                                   189,022      225,410
  Capital expenditures, net                       (62,005)     (91,411)
  Notes receivable                                   (243)         646
  Investments and advances to foreign
    subsidiaries not consolidated                   1,855        4,599
                                               -----------  -----------
       Net cash (used in) investing
       activities                                 (25,393)    (160,684)
                                               -----------  -----------
Cash flows from financing activities:
  Notes payable to bank                            65,816       11,064
  Proceeds from long-term debt                     10,349      131,269
  Principal payments                              (10,502)      (2,115)
  Deferred grants                                    --          3,927
  Bond construction fund                            3,357        1,626
  Dividends paid                                     (744)        (744)
                                               -----------  -----------
       Net cash provided by
       financing activities                        68,276      145,027
                                               -----------  -----------
Net (decrease) in cash and cash
equivalents                                        (1,076)      (1,497)

Cash and cash equivalents at beginning of year      5,529        4,773
                                               -----------  -----------
Cash and cash equivalents at end of quarter     $   4,453    $   3,276
                                               ===========  ===========

For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all demand deposits and overnight investments as cash.

See Notes to condensed consolidated financial statements.

                       SEABOARD CORPORATION AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements

Note 1
- ------
 In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 15, 1996, and the results of operations and cash flows for the periods ended June 15, 1996 and June 17, 1995.

Note 2
- ------
 The results of operations for the twenty-four weeks ended June 15, 1996 and June 17, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 3
- ------

 The following is a summary of inventories at June 15, 1996 and December 31, 1995 (in thousands):

                                                 June 15,     December 31,
                                                   1996           1995
                                               -----------    ------------
At lower of last-in, first-out (LIFO)
cost or market:
     Live poultry                               $  30,542       $  26,442
     Dressed poultry                               22,328          21,219
     Feed and baking ingredients, packaging
         supplies and other                         8,084           8,772
                                               -----------    ------------
                                                   60,954          56,433
     LIFO allowance                               (12,224)         (6,965)
                                               -----------    ------------
         Total inventories at lower of
            LIFO cost or market                    48,730          49,468
                                               -----------    ------------
At lower of first-in, first-out (FIFO)
cost or market:
     Live hogs                                     42,196          28,626
     Grain, flour and feed                         24,080          19,551
     Dressed pork                                   3,580             166
     Crops in production, fertilizers and
       pesticides                                   9,185           7,639
     Other                                          8,639           7,393
                                               -----------    ------------
         Total inventories at lower of
            FIFO cost or market                    87,680          63,375
                                               -----------    ------------
         Total inventories                      $ 136,410       $ 112,843
                                               ===========    ============

Management's Discussion and Analysis of
Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
- -----------------------------------------------------------------------------
                                              June 15,          December 31,
                                                1996                1995
- -----------------------------------------------------------------------------
Current ratio                                  1.74:1             2.25:1
Working capital                              $  174.4       $      219.0
- -----------------------------------------------------------------------------

 Cash used in operating activities for the twenty-four weeks ending June 15, 1996 was $44 million compared to $14.2 million of cash provided by operations for the same period one year earlier. The decrease in cash was primarily related to the net loss of $15.5 million and increased inventories and receivables. Inventories increased primarily as a result of expansion of the live hog herds, higher priced corn to grow the hogs and finished product at the Company's pork processing plant which began operating in December, 1995. The increase in accounts receivable is primarily related to sales of pork and poultry products, sales of wheat to affiliated, nonconsolidated foreign flour mills and income taxes receivable resulting from the net loss.

 The Company invested $63.3 million in property, plant and equipment through June 15, 1996 in the food production and processing segment. Capital expenditures of $48.7 million were for construction of hog farrowing and finishing facilities, two feed mills and the Guymon pork processing plant. Cumulative capital expenditures on these facilities since 1992 total $270.9 million. The Company expects additional expenditures for hog farrowing and finishing facilities and working capital to total approximately $47 million in the next two years, of which approximately $15.2 million is currently under contract. Management anticipates the facilities will be financed from cash.

 Capital expenditures of $1 million were made to complete a $9.5 million expansion of processing capacity at the Company's poultry plant in Athens, Georgia.

 Other capital expenditures in the food production and processing segment through June 15, 1996 included $6.1 million in general modernization and efficiency upgrades of plant and equipment.

 Capital expenditures in the transportation segment through June 15, 1996 totaled $4.5 million for general replacement and upgrades of property and equipment.

 At December 31, 1995, the Company had $33.8 million outstanding under short-term uncommitted credit lines from banks that totaled $122 million. In the first quarter of 1996, the Company entered into a $75 million one-year revolving credit facility and a five-year $50 million revolving credit facility with a group of banks and certain uncommitted credit lines were reduced by $17 million. As of June 15, 1996, the Company had $73 million outstanding under the one-year revolving credit facility and $26.6 million outstanding under the remaining short-term uncommitted credit lines totaling

$105 million. The Company borrowed $10 million of the five-year revolving credit facility, the proceeds of which were used to retire $10 million in existing term loans. Utilization of the five-year revolving credit facility is limited by existing debt covenants.

 Subject to completion of definitive documentation, the Company intends to sell three vessels to a third party for $28.5 million. The vessels will then be chartered from the third party for terms ranging from seven to ten years. The Company will realize a $5.5 million gain on the sale of the vessels which will be deferred and recognized over the term of the charter agreements.
The charters will be accounted for as operating leases.

 Subsequent to the end of the second quarter, the Company purchased a 50% interest in Ingenio Y Refineria San Martin Del Tabacal S.A. (Tabacal). Tabacal is an Argentinian company primarily engaged in growing and refining sugar cane for consumption in Argentina and for export. The Company's net equity investment in Tabacal is $8.1 million. The Company has not assumed or guaranteed any of the liabilities of Tabacal. The investment will be accounted for using the equity method of accounting. The Company also acquired a one-third interest in a holding company which owns 22% of the outstanding shares of Tabacal. The Company has no control over the manner in which the holding company votes its shares of Tabacal. The Company's investment in the holding company is approximately $700,000 and will be accounted for using the equity method of accounting.

 Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.

RESULTS OF OPERATIONS

 Net sales for the twelve and twenty-four weeks ended June 15, 1996 increased by $75.1 million and $136.8 million, respectively, compared to the same periods one year earlier. Operating income for the twelve and twenty-four weeks ended June 15, 1996 decreased by $13.1 million and $39.6 million, respectively, compared to the same periods one year ago.

 The segment distribution of the increase (decrease) in net sales and operating income compared to the prior year are as follows (in millions).

                                   Net Sales             Operating Income
                          -------------------------   ------------------------
                          Quarter      Year-to-Date   Quarter     Year-to-Date
                          -------------------------   ------------------------
Food Production and
   Processing Segment     $     36.2     $     48.5   $    (7.9)   $    (24.3)
Commodity Segment               41.8           91.2          .3           2.3
Transportation Segment          (4.9)          (7.0)       (8.2)        (19.8)
Other                            2.0            4.1         2.7           2.2
                          -----------    -----------  ----------   -----------
                          $     75.1     $    136.8   $   (13.1)   $    (39.6)
                          ===========    ===========  ==========   ===========

Food Production And Processing Segment

  Corn is the most significant component of the feed used to grow the Company's poultry and hog inventories. Gross income of both the poultry and pork product lines have been affected by the rising price of corn. The price of July corn futures on the Chicago Board of Trade as quoted on June 14, 1996 was $1.88 per bushel higher compared to the same time one year earlier. Management cannot predict if corn prices will recover to previous levels in the current year. The Company implements hedging strategies to manage exposure to fluctuations in these commodity markets; however, prolonged periods of high corn prices have caused and will continue to cause an increase in the cost to grow livestock. Because poultry inventories are valued at LIFO, the higher cost of corn is reflected in earnings when purchased. The pork inventories are valued at FIFO, accordingly most of the higher cost corn is in inventory and will affect cost of sales in future quarters as hogs mature and are processed. If the Company is not able to recover these higher costs through higher sales prices, the Company's gross income will continue to be negatively affected. While the Company realized higher sales prices for poultry products late in the second quarter, Management, at this time, is not able to assess whether the increases will be sustainable or the likelihood of further increases in sales price.

 Net sales of poultry products for the quarter and year-to-date were $112.1 million and $222.4 million, respectively. This is an increase of $5.2 million and $19.7 million, respectively, compared to the same periods one year earlier. The increase in sales of poultry products is primarily related to increased production resulting from expanded processing capacity and an increase in the average selling price of poultry products. The increased sales prices are partially attributable to higher poultry markets and partially attributable to a change in product mix which increased the volume of cooked products. Gross income on poultry products for the quarter and year-to-date were $3.1 million and $3.5 million, respectively. Gross income decreased for the quarter and year-to-date by $7.6 million and $18.3 million, respectively, compared to the same periods one year earlier. The decrease in gross income is primarily related to higher feed costs partially offset by higher poultry prices and improved yields.

  Net sales from the pork operations for the quarter and year-to-date totaled $39.5 million and $61.2 million, respectively. Net sales increased by $22.8 million and $26.5 million, respectively, compared to the same periods one year earlier. The increase resulted primarily from sales of pork products at the hog processing plant in Guymon, Oklahoma which began operations in December 1995. During the second quarter of 1996, sales of market hogs to third parties were discontinued. The market hogs produced at the Company's live hog operations are slaughtered at the hog processing plant. The net increase was partially offset by the discontinued operations at the Albert Lea, Minnesota hog processing plant in December 1995 when the Company leased the plant to a third party. Management expects increases in sales as the Oklahoma plant increases its production.

 Gross income in the pork operations for the quarter and year-to-date was a negative $0.2 million and a negative $4.9 million, respectively. The gross margin declined by $0.1 million and $3.1 million, respectively, compared to the same periods one year earlier. The decline is primarily related to the hog processing plant in Guymon, Oklahoma. The plant is in the initial stage of operations and is not expected to operate at single shift capacity until the third quarter of 1996. The Company expects third quarter results to continue to be adversely affected from operating at less than full capacity and higher grain costs.

 Operating income decreased for the quarter and year-to-date by $7.9 million and $24.2 million, respectively, compared to the same period one year earlier. The decline was primarily related to higher finished feed costs and operating the pork plant at less than capacity.


Commodity Trading

 Net sales from commodity trading activity increased for the quarter and year-to-date by $49.5 million and $91.2 million, respectively, compared to the same periods one year earlier. The increase is primarily related to expanded trading of wheat, soybeans, corn and other grains in foreign markets.

Transportation Segment

 Net sales from containerized cargo operations decreased for the quarter and year-to-date by $4.9 million and $7 million, respectively, compared to the same periods one year earlier despite an increase in the number of revenue producing units moved. The decline was primarily related to lower freight rates in certain markets serviced by the Company compared to the same periods one year earlier.

 Operating income decreased by $8.2 million and $19.8 million, respectively, compared to the same periods one year earlier. The decrease was primarily related to lower freight rates. Management cannot predict when rates in these markets will improve.

Other Operations

 Net sales from electric power generating increased for the quarter and year-to-date by $2.1 million and $4.6 million, respectively, compared to the same periods one year earlier. Operating income decreased for the same periods by $1 million and $1.5 million, respectively, primarily as a result of increasing reserves on the receivables from the sale of electric power in the Dominican Republic.

Selling, General and Administrative Expenses

 Selling, general and administrative (SG&A) expenses for the quarter and year-to-date totaled $31.9 million and $64.9 million, respectively. SG&A increased by $.8 million and $5.4 million respectively, compared to the same periods one year earlier. The increase was primarily related to reserves for potential uncollectible receivables discussed above. The increased selling, general and administrative expenses associated with opening the pork plant in Oklahoma were offset by the decrease in selling, general and administrative expenses from the discontinued operations at the Albert Lea, Minnesota pork processing plant in December, 1995.

Interest Income and Expense

 Interest income declined for the quarter and year-to-date by $0.6 million and $1.2 million, respectively, compared to the same periods one year earlier. The decrease in interest income resulted primarily from a decline in invested funds. Interest expense increased during the quarter and year-to-date by $2.6 million and $5.8 million, respectively, compared to the same periods one year earlier. The increase was primarily related to the issuance of long-term debt in the second quarter of 1995 and increased short-term borrowings.

Income Tax Benefit

 The second quarter effective rate of the income tax benefit increased compared to the first quarter as a result of reversing approximately $750,000 of deferred taxes provided on undistributed earnings of foreign subsidiaries recorded in the first quarter. These deferred taxes were reversed when the applicable earnings were permanently invested as part of the Tabacal purchase.

 The Company does not believe its businesses have been materially adversely affected by general inflation.

                      SEABOARD CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits - None


(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the twelve week period ended June 15, 1996.


This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans,
(iii) the Company's competitive position, (iv) the supply and price of feed stocks and other materials used by the Company, (v) the demand and price for the Company's products and services, (vi) utilization of plant capacity, or
(vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q, including with limitation the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.

                       PART II - OTHER INFORMATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:    July 29, 1996

                           Seaboard Corporation


                           by:  /s/ Robert Steer
                               -------------------------------------
                                Robert Steer, Vice President-Finance




                           by:  /s/ Jesse H. Bechtold
                               ------------------------------------
                                Jesse H. Bechtold, Chief Accounting Officer