Form 10-Q
period 1996-09-07
SEABOARD CORP /DE/
filed 1996-10-22
CIK 88121

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934



For Quarter Ended             September 7, 1996
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

  Indicate number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date. Common stock of $1 par value, 1,487,520 shares outstanding, as of September 7, 1996.

                                 Total pages in filing - 13 pages


              SEABOARD CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
             September 7, 1996 and December 31, 1995
                      (Thousands of Dollars)

Part I - Financial Information
                                               September 7,   December 31,
                                                   1996           1995
                                               ------------   ------------
                            Assets
                            ------
Current assets:
   Cash and cash equivalents                    $   8,443      $   5,529
   Short-term investments                         106,036        135,197
   Receivables, net                               154,379        117,709
   Inventories                                    142,681        112,843
   Income taxes receivable                         12,265           --
   Deferred income taxes                            8,638          8,231
   Prepaid expenses and deposits                   16,807         14,251
                                               ------------    -----------
        Total current assets                      449,249        393,760
                                               ------------    -----------
Investments in and advances to foreign
   subsidiaries not consolidated                   31,964         26,140
                                               ------------    -----------
Property, plant and equipment                     698,611        650,402
Accumulated depreciation                         (237,062)      (211,987)
                                               ------------    -----------
     Net property, plant and equipment            461,549        438,415
                                               ------------    -----------
Other assets                                       15,321         19,817
                                               ------------    -----------
Total assets                                    $ 958,083      $ 878,132
                                               ============    ===========

                Liabilities and Stockholders' Equity
                ------------------------------------
Current liabilities:
   Notes payable and current maturities
        of long-term debt                       $ 115,565      $  40,826
   Accounts payable                                69,632         75,749
   Income taxes payable                              --              744
   Other current liabilities                       75,342         57,417
                                               ------------    -----------
        Total current liabilities                 260,539        174,736
                                               ------------    -----------
Long-term debt, less current maturities           297,231        297,440
                                               ------------    -----------
Deferred income taxes                              21,288         14,569
                                               ------------    -----------
Other liabilities                                  26,963         25,577
                                               ------------    -----------
Stockholders' equity:
   Common stock of $1 par value,
        Authorized 4,000,000 shares;
        issued 1,789,599 shares                     1,790          1,790
   Less 302,079 shares held in treasury,
        at par value                                  302            302
                                               ------------    -----------
                                                    1,488          1,488

   Additional capital                              13,214         13,214
   Unrealized gain (loss) on debt securities,
     (net of deferred income tax benefit
     (expense) of $23 and ($150) at September
     7, 1996 and December 31, 1995,
     respectively)                                    (48)           251
   Retained earnings                              337,408        350,857
                                               ------------    -----------
Total stockholders' equity                        352,062        365,810
                                               ------------    -----------
Total liabilities and stockholders' equity      $ 958,083      $ 878,132
                                               ============    ===========

               SEABOARD CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Earnings
     Twelve weeks ended September 7, 1996 and September 9, 1995
          (Thousands of dollars except per share amounts)

                                       September 7,   September 9,
                                          1996           1995
                                       ------------   ------------
Net sales                               $  350,739     $  288,263
Cost of sales and operating expenses       311,314        248,341
                                       ------------   ------------
             Gross income                   39,425         39,922

Selling, general and administrative
   expenses                                 30,139         30,426
                                       ------------   ------------
             Operating income                9,286          9,496
                                       ------------   ------------
Income (loss) from foreign
   subsidiaries not consolidated              (557)         1,701
                                       ------------   ------------
Other income(expense):
       Interest income                       1,762          3,349
       Interest expense                     (6,358)        (4,648)
       Miscellaneous                           898             39
                                       ------------   ------------
         Total other income (expense)       (3,698)        (1,260)
                                       ------------   ------------
Earnings before income taxes                 5,031          9,937
                                       ------------   ------------
Income tax expense(benefit):
       Current                              (2,011)         4,002
       Deferred                              3,921         (1,145)
                                       ------------   ------------
         Total income taxes                  1,910          2,857
                                       ------------   ------------
            Net earnings                $    3,121     $    7,080
                                       ============   ============
Earnings per common share               $     2.10     $     4.76
                                       ============   ============
Dividends declared per common share     $      .25     $      .25
                                       ============   ============
Average number of shares outstanding    $1,487,520     $1,487,520
                                       ============   ============


       See notes to condensed consolidated financial statements.

               SEABOARD CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Earnings
   Thirty-Six weeks ended September 7, 1996 and September 9, 1995
          (Thousands of dollars except per share amounts)


                                         September 7,    September 9,
                                            1996            1995
                                         ------------    ------------
Net sales                                 $  978,873      $  779,588
Cost of sales and operating expenses         891,343         657,366
                                         ------------    ------------
Gross income                                  87,530         122,222

Selling, general and administrative
   expenses                                   95,054          89,925
                                         ------------    ------------
Operating income (loss)                      ( 7,524)         32,297
                                         ------------    ------------
Income (loss) from foreign subsidiaries
   not consolidated                             (988)          1,957
                                         ------------    ------------
Other income(expense):
       Interest income                         5,362           8,108
       Interest expense                      (17,913)        (10,410)
       Miscellaneous                             958            ( 91)
                                         ------------    ------------
         Total other income (expense)        (11,593)         (2,393)
                                         ------------    ------------
Earnings (loss) before income taxes          (20,105)         31,861
                                         ------------    ------------
Income tax expense(benefit):
       Current                               (14,258)         11,627
       Deferred                                6,486          (1,650)
                                         ------------    ------------
          Total income taxes                  (7,772)          9,977
                                         ------------    ------------
            Net earnings (loss)           $  (12,333)     $   21,884
                                         ============    ============
Earnings (loss) per common share          $    (8.29)     $    14.71
                                         ============    ============
Dividends declared per common share       $      .75      $      .75
                                         ============    ============
Average number of shares outstanding      $1,487,520      $1,487,520
                                         ============    ============



           See notes to condensed consolidated financial statements.

                    SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
     Thirty-Six weeks ended September 7, 1996 and September 9, 1995
                          (Thousands of Dollars)


                                              September 7,    September 9,
                                                  1996            1995
                                              ------------    ------------
Cash flows from operating activities:
  Net earnings (loss)                          $ (12,333)      $  21,884
   Adjustment to reconcile net earnings to
   net cash provided by (used in) operating
   activities:
         Depreciation and amortization            36,410          27,897
         Deferred income taxes                     6,312          (1,119)
         Other operating activities                1,335          (9,819)
Changes in assets and liabilities:
         Receivables                             (48,935)        (11,028)
         Inventories                             (29,838)        (20,688)
         Prepaid expenses and deposits            (2,556)         (5,596)
         Liabilities, excluding debt              12,345          27,730
                                              ------------     -----------
         Net cash provided by (used in)
          operating activities                   (37,260)         29,261
                                              ------------     -----------
Cash flows from investing activities:
  Purchase of investments                       (234,602)       (560,015)
  Proceeds from the sale or maturity of
    investments                                  263,291         519,138
  Capital expenditures, net                      (59,544)       (140,194)
  Notes receivable                                   797           1,188
  Investments and advances to foreign
    subsidiaries not consolidated                ( 6,812)          5,424
                                              ------------     -----------
         Net cash (used in) investing
          activities                             (36,870)       (174,459)
                                              ------------     -----------
Cash flows from financing activities:
  Notes payable to bank                           75,114          10,723
  Proceeds from long-term debt                    10,348         131,369
  Principal payments                             (10,932)         (2,879)
  Deferred grants                                    350           3,927
  Bond construction fund                           3,280           3,393
  Dividends paid                                  (1,116)         (1,116)
                                              ------------     -----------
         Net cash provided by
          financing activities                    77,044         145,417
                                              ------------     -----------
Net increase in cash and cash equivalents          2,914             219

Cash and cash equivalents at beginning of
   year                                            5,529           4,773
                                              ------------     -----------
Cash and cash equivalents at end of quarter    $   8,443        $  4,992
                                              ============     ===========

                  SEABOARD CORPORATION AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements

Note 1
------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 7, 1996, and the results of operations and cash flows for the periods ended September 7, 1996 and September 9, 1995.

Note 2
------

The results of operations for the thirty-six weeks ended September 7, 1996 and September 9, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 3
------

The following is a summary of inventories at September 7, 1996 and December 31, 1995 (in thousands):

                                              September 7,   December 31,
                                                 1996            1995
                                              ------------   ------------
At lower of last-in, first-out (LIFO)
   cost or market:
        Live poultry                           $   30,967     $   26,442
        Dressed poultry                            18,237         21,219
        Feed and baking ingredients,
          packaging supplies and other              8,995          8,772
                                              ------------   ------------
                                                   58,199         56,433
        LIFO allowance                            (13,137)        (6,965)
                                              ------------   ------------
               Total inventories at lower of
                  LIFO cost or market              45,062         49,468
                                              ------------   ------------
At lower of first-in, first-out (FIFO)
   cost or market:
        Live hogs                                  53,220         28,626
        Grain, flour and feed                      20,805         19,551
        Dressed pork                                3,283            166
        Crops in production, fertilizers and
          pesticides                                9,663          7,639
        Other                                      10,648          7,393
                                              ------------   ------------
              Total inventories at lower of
                 FIFO cost or market               97,619         63,375
                                              ------------   ------------
              Total inventories                $  142,681     $  112,843
                                              ============   ============

Management's Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES
___________________________________________________________________________

                                       September 7,     December 31,
(Dollars in millions)                      1996             1995
---------------------------------------------------------------------------
Current ratio                             1.72:1           2.25:1
Working capital                          $ 188.7          $ 219.0
---------------------------------------------------------------------------

Cash used in operating activities for the thirty-six weeks ending
September 7, 1996 was $37.3 million compared to $29.3 million of cash provided by operations for the same period one year earlier. The decrease in cash was primarily related to the net loss of $12.3 million and increased inventories, receivables and liabilities exclusive of debt. Inventories increased primarily as a result of expansion of the live hog herd, higher priced feed raw materials and finished product at the Guymon pork plant which began operating in December, 1995. The increase in receivables was primarily related to increased sales of pork and poultry products, sales of wheat to affiliated nonconsolidated foreign flour mills, advances to a nonconsolidated foreign subsidiary and income taxes receivable resulting from the net loss. The increase in liabilities consists primarily of accrued voyage expenses.

The Company invested $75.5 million in property, plant and equipment through September 7, 1996 in the food production and processing segment. Capital expenditures of $64.5 million were for construction of hog farrowing and finishing facilities, two feed mills and the Guymon pork processing plant. Cumulative capital expenditures on these facilities since 1992 total $286.2 million. The Company expects additional expenditures for hog farrowing and finishing facilities and working capital to total approximately $39 million in the next two years, of which approximately $6.6 million is currently under contract. Management anticipates the facilities will be financed from cash.

Capital expenditures of $1 million were made to complete a $9.5 million expansion of processing capacity at the Company's poultry plant in Athens, Georgia.

Other capital expenditures in the food production and processing segment through September 7, 1996 included $10 million in general modernization and efficiency upgrades of plant and equipment.

Capital expenditures in the transportation segment through September 7, 1996 totaled $7.6 million for general replacement and upgrades of property and equipment.

At December 31, 1995, the Company had $33.8 million outstanding under short-term uncommitted credit lines from banks that totaled $122 million. During 1996, the Company entered into one-year revolving credit facilities totaling $90 million and a five-year $50 million revolving credit facility and reduced certain uncommitted credit lines. As of September 7, 1996, the Company had $82.5 million outstanding under the one-year revolving credit facilities and $26 million outstanding under the remaining short-term uncommitted credit lines totaling $87.5 million. The Company borrowed $10 million of the five-year revolving credit facility, the proceeds of which were used to retire $10 million in existing term loans. Utilization of the five-year revolving credit facility is subject to debt covenant compliance.

During the quarter the Company sold three vessels used in the transportation segment to a third party for $28.5 million. The vessels have been chartered from the third party for terms ranging from seven to ten years. The Company realized a $5.5 million gain on the sale of the vessels which will be deferred and recognized over the term of the charter agreements. The charters are accounted for as operating leases.

During the quarter, the Company purchased for $8.8 million a non-controlling interest in Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal). Tabacal is an Argentinean company primarily engaged in growing and refining sugar cane and citrus production for consumption in Argentina and for export. The investment will be accounted for using the equity method of accounting. As of September 7, 1996, the Company had advanced $9.2 million to Tabacal for working capital requirements. Subsequent to quarter end, the Company has advanced an additional $9.7 million.

Subsequent to the end of the third quarter, the Company acquired for $4.6 million a 50% interest in a flour mill located in Mozambique. The purchase price consisted of $1 million payable at closing and a note of $3.6 million payable in installments during the next six years. The investment will be accounted for using the equity method of accounting.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.

RESULTS OF OPERATIONS

Net sales for the twelve and thirty-six weeks ended September 7, 1996 increased by $62.5 million and $199.3 million, respectively, compared to the same periods one year earlier. Operating income for the twelve and thirty-six weeks ended September 7, 1996 decreased by $.2 million and $39.8 million, respectively, compared to the same periods one year ago.

The segment distribution of the increase (decrease) in net sales and operating income compared to the prior year are as follows (in millions):



                             Net Sales                   Operating Income
                      -----------------------         ----------------------
                      Quarter    Year-to-Date         Quarter   Year-to-Date
                      -----------------------         ----------------------
Food Production and
   Processing         $  62.6       $  111.6            $  ( .1)   $  (22.1)
Commodity                 1.8           92.5                2.0         4.6
Transportation           (2.7)          (9.8)              (1.8)      (21.6)
Other                      .8            5.0               ( .3)        (.7)
                      --------      ---------           --------   ---------
                      $  62.5       $  199.3            $  ( .2)   $  (39.8)
                      ========      =========           ========   =========


Food Production And Processing Segment

Net sales of poultry products for the quarter and year-to-date were $130.1 million and $352.6 million, respectively. This is an increase of $21.6 million and $41.3 million, respectively, compared to the same periods one year earlier. The increase in sales of poultry products was primarily related to increased production resulting from expanded processing capacity and an increase in the average selling price of poultry products. The increased sales prices were partially attributable to higher poultry markets and changes in product mix. Gross income on poultry products for the quarter and year-to -date were $12 million and $15.5 million, respectively. Gross income decreased for the quarter and year-to-date by $4.1 million and $22.4 million, respectively, compared to the same periods one year earlier. The decrease in gross income is primarily related to higher feed costs.

Net sales from the pork operations for the quarter and year-to-date totaled $60.4 million and $121.6 million, respectively. Net sales increased by $38.1 million and $64.5 million, respectively, compared to the same periods one year earlier. The increase resulted primarily from sales of pork products at the Company's hog processing plant which began operations in December 1995. During the second quarter of 1996, sales of market hogs to third parties were discontinued. The market hogs produced at the Company's live hog operations are slaughtered at the pork processing plant. The net increase in sales was partially offset by the decrease in sales resulting from discontinuing the operations at the Albert Lea, Minnesota pork processing plant in December 1995.

Gross income from pork operations for the quarter was $2.2 million, an increase of $1.8 million compared to the same period one year earlier. The increase in gross income is primarily related to an increase in the number of hogs processed at the Company's processing plant and higher sales prices on pork products. Year-to-date gross income was a negative $2.6 million, a decline of $1.3 million compared to the same period one year ago. The decline was primarily related to start-up costs associated with the Company's hog processing plant.

The segment's operating income for the quarter was almost unchanged compared to the same period one year earlier despite higher finished feed costs. The increase in finished feed costs was offset by higher sales prices for poultry and pork products and efficiencies in the pork operations resulting from increased production of live hogs. Year-to-date operating income declined by $22.1 million compared to the same period one year ago. The decline was primarily related to higher finished feed costs. The higher finished feed costs are primarily a result of higher corn prices. Higher corn prices which have impacted and will continue to impact the cost of livestock for the next quarter declined significantly subsequent to the end of the third quarter. Significant declines in the price of corn should lessen the cost of growing livestock in future quarters. At this time, management cannot assess whether corn will remain at lower price levels or the net effect the lower priced corn will have on operating income.

Commodity Trading

Net sales from commodity trading activity increased for the quarter and year-to-date by $ 1.8 million and $92.5 million, respectively, compared to the same periods one year earlier. The increase is primarily related to expanded trading of wheat, soybeans, corn and other grains in foreign markets.

Transportation Segment

Net sales from containerized cargo operations decreased for the quarter and year-to-date by $2.7 million and $9.8 million, respectively, compared to the same periods one year earlier despite an increase in the number of revenue producing units moved. The decline was primarily related to lower freight rates in certain markets serviced by the Company compared to the same periods one year earlier.

Operating income decreased by $1.8 million and $21.6 million, respectively, compared to the same periods one year earlier. The decrease was primarily related to lower freight rates. Management cannot predict when rates in these markets will improve.

Other Operations

Net sales from electric power generating increased for the quarter and year-to-date by $0.8 million and $5.4 million, respectively, compared to the same periods one year earlier.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the quarter and year-to-date totaled $30.1 million and $95.1 million, respectively. Year-to-date SG&A increased by $5.1 million compared to the same period one year earlier. The increase was primarily related to reserves for potentially uncollectible foreign receivables and SG&A costs associated with opening the Company's hog processing plant in Guymon, Oklahoma. The increases were partially offset by the decrease in SG&A costs from discontinuing the operations at the Albert Lea, Minnesota pork processing plant in December, 1995.

Interest Income and Expense

Interest income decreased for the quarter and year-to-date by $1.6 million and $2.7 million, respectively, compared to the same periods one year earlier. The decrease in interest income resulted primarily from a decline in invested funds. Interest expense increased for the quarter and year-to-date by $1.7 million and $7.5 million, respectively, compared to the same periods one year earlier. The increase was primarily related to increased short-term borrowing and the issuance of long-term debt in the second quarter of 1995.

The Company does not believe its businesses have been materially adversely affected by general inflation.

                 SEABOARD CORPORATION AND SUBSIDIARIES

                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None


(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the twelve week period ended September 7, 1996.


This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (I) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the Company's competitive position, (iv) the supply and price of feed stocks and other materials used by the Company,
(v) the demand and price for the Company's products and services, (vi) utilization of plant capacity, or (vii) other trends affecting the Company's financial condition or results of operations and acquisition of new business. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors.
The accompanying information contained in this Form 10-Q, including with limitation the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.

                      PART II - OTHER INFORMATION
                      ---------------------------


                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and principal financial officer.




                              DATE:     October 21, 1996

                              Seaboard Corporation


                              by:  /s/ Robert Steer
                                   ------------------------------------
                                   Robert Steer, Vice President-Finance