Form 10-K405/A
period 1996-12-31
SEABOARD CORP /DE/
filed 1997-04-09
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K


(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934       [FEE REQUIRED]

For the fiscal year ended   December 31, 1996

                              OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934      [NO FEE REQUIRED]

For the transition period from ___________________ to ____________________

Commission file number    1-3390

                            Seaboard Corporation
--------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Delaware                                04-2260388
--------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)


9000 W. 67th Street, Shawnee Mission, Kansas            66202
--------------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code     (913) 676-8800
                                                         -----------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
     Title of each class                             which registered

Common Stock                                       American Stock Exchange
$1.00 Par Value

Securities registered pursuant of Section 12(g) of the Act:

                                   None
--------------------------------------------------------------------------
                          (Title of class)



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

     $84,044,829 (March 14, 1997). On such date, 332,193 shares were held by non-affiliates, and the stock was sold at $253.00 per share.


            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,487,519.75 shares of Common Stock as of March 14, 1997.


               DOCUMENTS INCORPORATED BY REFERENCE


Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 5, 6, 7 and 8 are incorporated by reference to the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part III, a part of item 10 and items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 1997 annual meeting of stockholders (the "1997 Proxy Statement").



     This Form 10-K and its Exhibits (Form 10-K) contain forward-looking statements within the meaning of the Private Securities Litigation Reform
Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans,
(iii) the Company's competitive position, (iv) the supply and price of feed stocks and other materials used by the Company, (v) the demand and price for the Company's products and services, or (vi) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-K, including without limitation, the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors which could cause such differences.


                                  FORM 10-K

                             SEABOARD CORPORATION


                                    PART I

Item 1.  Business

     (a)  General Development of Business

     Seaboard Corporation, a Delaware corporation, the successor corporation to a company first incorporated in 1928, and subsidiaries ("Registrant"), is a diversified international agribusiness and transportation company which is primarily engaged in domestic poultry and pork production and processing, commodity merchandising, baking, flour milling and shipping. Overseas, the Company is primarily engaged in flour and feed milling, shrimp and produce farming and electric power generation. See Item 1 (c) (i) (ii) below for a discussion of developments in specific segments.


     (b)  Financial Information about Industry Segments

     The information required by Item 1 relating to Industry Segments is hereby incorporated by reference to note 13 of Registrant's Consolidated Financial Statements appearing on pages 45, 46 and 47 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


     (c)  Narrative Description of Business

          (1)  Business Done and Intended to be Done by the Registrant

               (i)  Principal Products and Services

     Registrant produces and processes poultry in the United States and sells processed chicken and chicken parts, both directly and through commercial distributors, to retail, food service and institutional markets, primarily in the eastern half of the United States and foreign markets.

     Registrant produces hogs and processes pork in the United States and sells fresh pork to domestic and foreign markets. Hogs produced by Company owned or leased facilities are processed at the Company's processing plant.

                                  FORM 10-K

                             SEABOARD CORPORATION


     Registrant operates an ocean liner service for containerized cargo between Florida and ports in the Caribbean Basin and South America. Registrant also operates bulk carriers primarily in the Atlantic Basin.

     Registrant is engaged in Puerto Rico in the milling of flour and the production and distribution of a full line of baked goods. These goods are distributed directly within Puerto Rico and neighboring islands to food service and retail outlets.

     Registrant trades commodities, such as bulk grains and oil seeds, primarily in the Eastern Mediterranean and the Atlantic Basin.

     Registrant, by itself or through non-controlled subsidiaries, produces and processes produce and shrimp in Central and South America, primarily for export to the U.S. and Europe. Registrant also brokers fruits, vegetables and shrimp for independent growers. The majority of these products are transported using the Registrant's shipping line and distribution facility in Miami, Florida.

     Registrant, by itself or through non-controlled subsidiaries, also produces polypropylene bags, operates power generating facilities, operates flour and animal feed mills, produces and refines sugarcane and citrus and produces salmon.

     The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is hereby incorporated by reference to note 13 of Registrant's Consolidated Financial Statements appearing on pages 45, 46 and 47 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report.


               (ii) Status of Product or Segment

     Registrant continues to expand its food production and processing segment by further investing in poultry and pork production and processing facilities. During 1996, the Registrant completed construction of an integrated hog production and processing operation in Oklahoma, Kansas, Texas and Colorado. These facilities include hog farrowing, nursing and finishing buildings, feed mills and a processing plant. The processing plant, which began operating in December, 1995, produces fresh and processed pork marketed primarily in the Southwest United States and for export.

     During 1996, the Registrant purchased a non-controlling interest in an Argentinean company which produces and refines sugarcane and citrus. Improvements are being made to existing operations and the sugarcane and citrus fields are being expanded.


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


               (iv) Patents, Trademarks, Licenses, Franchises and Concessions

     Registrant uses two trademarks; Gold-n-Fresh and Easy Entrees for retail sales of poultry products. Registrant uses three trademarks, Season Sweet , Chestnut Hill Farms , and Cumars Best in marketing fresh fruits, vegetables and shrimp in the United States. Registrant's Puerto Rican Baking business uses three registered trademarks: Holsum , Country Hearth and Olympic Kids.

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


               (x)  Competitive Conditions

     Competition in Registrant's food production and processing segment comes from a variety of national and regional producers and is based primarily on product performance, customer service and price. In the January 1997 issue of Broiler Industry, an industry trade publication, the Registrant was ranked as the ninth largest poultry processor in the United States based on average weekly production of ready-to-cook chicken. In the October 1996 issue of Successful Farming, an industry trade publication, the Registrant was ranked in the top ten pork producers in the United States based on sows in production.

     Registrant's Puerto Rican baking business is the largest bakery in Puerto Rico. Competition, based on price and product performance, comes primarily from imported baked goods in the cookie and donut lines, and from one Puerto Rican sliced bread baker.

     Registrant believes it is among the top five ranking ocean liner services for containerized cargoes in the Caribbean Basin. During the fourth quarter of 1995, competition based on price and consumer service increased significantly in certain markets served by the Registrant. During the fourth quarter of 1996, container rates began to increase modestly.


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


               (xiii)  Number of Persons Employed by Registrant

     As of December 31, 1996, Registrant, excluding non-controlled, non-consolidated foreign subsidiaries, had 10,788 employees, of whom 9,089 were employed in the United States (including Puerto Rico).


     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     The financial information required by Item 1 relating to export sales is hereby incorporated by reference to note 13 of Registrant's Consolidated Financial Statements appearing on pages 45, 46 and 47 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report. Foreign sales, including sales to non-consolidated foreign subsidiaries, represent less than 10% of Registrant's consolidated revenue. Registrant did not have a material amount of sales or transfers between geographic areas for the periods reported on herein.

     Registrant considers its relations with the governments of the countries in which its foreign subsidiaries are located to be satisfactory, but these foreign operations are subject to the normal risks of doing business abroad, including expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls. To minimize these risks, Registrant has insured certain investments in and loans to its flour mill and shrimp farm in Ecuador and its flour mill in Zaire to the extent deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government.



                                  FORM 10-K

                             SEABOARD CORPORATION


 Item 2.  Properties

     The Registrant currently has production and distribution facilities in the following states: Alabama, Colorado, Florida, Georgia, Kansas, Kentucky, Maine, Oklahoma, Pennsylvania, New Jersey, North Carolina, Tennessee and Texas. Additionally, the Registrant has wholly or partially owned facilities in Argentina, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Guyana, Honduras, Mozambique, Nigeria, Panama, Peru, Puerto Rico, Sierra Leone, Venezuela and Zaire.

     (1)  Food Production and Processing

     The principal poultry operations of the Registrant consists of five owned and one leased processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packing, deboning or further-processing chickens. The total slaughter capacity is approximately 232.4 million birds per year. To support these facilities, the Registrant operates four feed mills, four hatcheries and a network of 670 contract growers that supply pullet, breeder and broiler farms. These facilities are located in Alabama, Georgia, Kentucky and Tennessee.

     The construction in Oklahoma of a hog processing plant with a double shift capacity of four million hogs per year was completed in December, 1995. Registrant reached single shift capacity in the third quarter of 1996. Hog production facilities currently consist of a combination of owned and leased farrowing, nursery and finishing units to support 102,500 sows. Registrant owns three feed mills which have a combined capacity to produce 850 thousand tons of feed annually to support the hog production. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

     The Registrant owns in whole or in part seven flour mills with capacity to produce 49,400 cwts of bakery flour and mill feed per day. In addition, Registrant has feed mill capacity of 35 tons per hour to produce formula animal feed. The flour mills, located in Puerto Rico, Guyana, Ecuador, Sierra Leone, Mozambique, Nigeria and Zaire, and the feed mills located in Ecuador, Nigeria and Zaire are owned except for a flour mill in Sierra Leone which is located on land which the Government of Sierra Leone has agreed to lease for a remaining term of 17 years, and a Nigerian flour and feed mill with a remaining lease term of 78 years and renewal option of 75 years.

     The Registrant owns two bakeries in Puerto Rico.

     The Registrant, by itself or through non-controlled subsidiaries, operates approximately 3,100 acres of shrimp ponds in Honduras and Ecuador. Approximately 2,400 acres are leased for a nineteen year term and the rest are owned.

     The Registrant owns a non-controlling interest in an Argentinean company which owns approximately 37,000 acres of planted sugarcane and approximately 4,200 acres of planted citrus. In addition, this company owns a sugar mill with a capacity to process 140,000 tons of sugar per year.

     (2)  Transportation

     Registrant leases a 166,400 square foot warehouse, office space and port terminal land and facilities in Florida which are used in its containerized cargo operations.

     The Registrant owns six 9,000 metric-ton deadweight dry bulk carriers and three containerized ocean cargo vessels with deadweights ranging from 6,818 to 12,648 metric-tons. In addition, Registrant timecharters, under short-term agreements, between twelve and fifteen containerized ocean cargo vessels with deadweights ranging from 2,488 to 9,200 metric-tons. Registrant also bare boat charters, under long-term lease agreements, three containerized ocean cargo vessels with deadweights ranging from 12,169 to 12,648 metric tons.


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

Item 3.  Legal Proceedings

     The Company is subject to legal proceedings related to the normal conduct of its business. Although in the opinion of management, none of these actions are expected to result in a final judgement having a materially adverse effect on the consolidated financial statements of the Company, the Company is a defendant in a maritime arbitration claim more fully described in Note 12 of the consolidated financial statements.


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

Name (Age)              Positions and Offices with Registrant and Affiliates

H. Harry Bresky (71)    President of Registrant; President and
                          Treasurer of Seaboard Flour Corporation (SFC)

Joe E. Rodrigues (60)   Executive Vice President and Treasurer

Rick J. Hoffman (42)    Vice President

Steven J. Bresky (43)   Vice President

Robert L. Steer (37)    Vice President - Finance

Douglas W. Schult (40)  Vice President - Human Resources

David M. Becker (35)    Assistant Secretary and Director of Legal Affairs


                                  FORM 10-K

                             SEABOARD CORPORATION


     Mr. H. Harry Bresky has served as President of Registrant since 1967 and as President of SFC since 1987, and as Treasurer of SFC since 1973. Mr. Bresky is the father of Steven J. Bresky.

      Mr. Rodrigues has served as Executive Vice President and Treasurer of Registrant since December 1986.


     Mr. Hoffman has served as Vice President of Registrant since April 1989.

     Mr. Steven J. Bresky has served as Vice President of Registrant since April 1989.

     Mr. Steer has served as Vice President - Finance of Registrant since April 1996. He has been employed with the Registrant since 1984.

     Mr. Schult has served as Vice President - Human Resources of Registrant since April 1996. He has been employed with the Registrant since February 1995, by M.G. Waldbaum from January 1993 to January 1995 and prior to that by IBP, Inc.

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


                                  FORM 10-K

                             SEABOARD CORPORATION



                                    PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by Item 5 is hereby incorporated by reference to "Stock Listing" and "Quarterly Financial Data" appearing on pages 48 and 28, respectively, of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 6.  Selected Financial Data

     The information required by Item 6 is hereby incorporated by reference to the "Summary of Selected Financial Data" appearing on page 4 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 of this Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 is hereby incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 22 through 27 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


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


                                  FORM 10-K

                             SEABOARD CORPORATION





                                  PART III


Item 10.  Directors and Executive Officers of Registrant


Refer to "Executive Officers of Registrant" in Part I.

     Information required by this item relating to directors of Registrant has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1996, the close of its fiscal year. The information required by this item relating to directors is incorporated by reference to "Item 1" appearing on pages 3 and 4 of the 1997 Proxy statement. The information required by this item relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the last paragraph on page 2 of the Registrant's 1997 Proxy Statement.


Item 11.  Executive Compensation

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1996, the close of its fiscal year. The information required by this item is incorporated by reference to "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 5, 6, 7 and 9 of the 1997 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1996, the close of its fiscal year. The information required by this item is incorporated by reference to "Principal Stockholders" appearing on page 2 and "Election of Directors" on page 3 of the 1997 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1996, the close of its fiscal year. The information required by this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" appearing on page 9 of the 1997 Proxy Statement.



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

               4.1 - Note Purchase Agreement dated December 1, 1993 between the Registrant and various purchasers as listed in the exhibit. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the Commission. Incorporated by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

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

               4.5 - Seaboard Corporation Note Agreement dated as of December 1, 1993 ($100,000,000 Senior Notes due December 1, 2005).
               First Amendment to Note Agreement. Incorporated by reference to Exhibit 4.7 of Registrant's Form 10-Q for the quarter ended March 23, 1996.

               4.6 - Seaboard Corporation Note Agreement dates as of June 1, 1995 ($125,000,000 Senior Notes due June 1, 2007). First
               Amendment to Note Agreement. Incorporated by reference to
               Exhibit 4.8 of Registrant's Form 10-Q for the quarter ended March 23, 1996.


                                  FORM 10-K

                             SEABOARD CORPORATION



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
               H. Harry Bresky dated March 21, 1995. Incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

           *   10.4   Employment Agreement for Joe E. Rodrigues dated July 9,
               1986 and amended August 10, 1990. Incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

           * 10.5 First Amendment to Registrant's Executive Retirement Plan dated December 31, 1995. Incorporated by reference to
               Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

               13 - Sections of Annual Report to security holders incorporated by reference herein.

               18 - Letter regarding change in accounting principles.

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


                               SEABOARD CORPORATION



By  /s/H. Harry Bresky                           By  /s/Robert L. Steer
---------------------------                      ---------------------------
H. Harry Bresky, President                       R.L. Steer, Vice President -
(principal executive officer)                    Finance (principal financial
                                                 and accounting officer)




Date: March 27, 1997                             Date: March 27, 1997






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



/s/H. Harry Bresky                               /s/J. E. Rodrigues
----------------------------                     -------------------------
H. Harry Bresky, Director                        J. E. Rodrigues, Director


Date: March 27, 1997                             Date: March 27, 1997




/s/David A. Adamsen                              /s/Thomas J. Shields
-----------------------------                    -------------------------
David A. Adamsen, Director                       Thomas J. Shields, Director


Date: March 27, 1997                             Date: March 27, 1997


                      SEABOARD CORPORATION AND SUBSIDIARIES

                 Consolidated Financial Statements and Schedule
                                   (Form 10-K)
                       Securities and Exchange Commission
                      For the year ended December 31, 1996

                  (With Independent Auditors' Report Thereon)




                      SEABOARD CORPORATION AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

                             Financial Statements
                             --------------------




                                                            Stockholders'
                                                         Annual Report Page
                                                         ------------------

Independent Auditors' Report                                      34


Consolidated Balance Sheets as of December 31, 1996
and December 31, 1995                                             37


Consolidated Statements of Earnings for the years
  ended December 31, 1996, December 31, 1995 and
  December 31, 1994                                               35


Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, December 31, 1995 and
  December 31, 1994                                               36


Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, December 31, 1995 and
  December 31, 1994                                               39


Notes to Consolidated Financial Statements                        40


The foregoing are incorporated by reference.



The individual financial statements of the minority-owned nonconsolidated foreign subsidiaries which would be required if each such foreign subsidiary were a Registrant are omitted, because (a) the Registrant's and its other subsidiaries' investments in and advances to such foreign subsidiaries do not exceed 20% of the total assets as shown by the most recent consolidated balance sheet; (b) the Registrant's and its other subsidiaries' proportionate share of the total assets (after intercompany eliminations) of such foreign subsidiaries do not exceed 20% of the total assets as shown by the most recent consolidated balance sheet; and (c) the Registrant's and its other subsidiaries' equity in the earnings before income taxes and extraordinary items of the foreign subsidiaries does not exceed 20% of such income of the Registrant and consolidated subsidiaries compared to the average income for the last five fiscal years.


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





                                                     (Continued)

                                      F-1





                      SEABOARD CORPORATION AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

                                   Schedule
                                   --------

                                                                      Page
                                                                      ----

II - Valuation and Qualifying Accounts for the years ended
               December 31, 1996, 1995 and 1994                       F-4



All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.



                                       F-2




                            INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Seaboard Corporation:


Under date of March 3, 1997, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 1996 and 1995 and the consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 as contained in the December 31, 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 5 to the consolidated financial statements, the Company changed its method of accounting for spare parts and supplies inventories in 1996.


                                                  KPMG Peat Marwick LLP


Kansas City, Missouri
March 3, 1997



                                F-3

                                                          Schedule II

                 SEABOARD CORPORATION AND SUBSIDIARIES
                   Valuation and Qualifying Accounts
                            (In Thousands)

                               Balance at                Write-offs   Balance
                               beginning    Provision    net of       at end
                               of year         (1)       recoveries   of year
                               -----------  ---------    ----------   --------
Year ended December 31, 1996:

    Allowance for doubtful
       accounts                 $ 17,088       4,122         1,762    $ 19,448
                               ===========  =========    ==========   =========


Year ended December 31, 1995:

    Allowance for doubtful
       accounts                 $  9,196      10,554         2,662    $ 17,088
                               ===========  ========     ==========   =========


Year ended December 31, 1994:

    Allowance for doubtful
       accounts                 $  6,556       2,910           270    $  9,196
                               ===========  ========     ==========   =========










(1)  Charged to selling, general and administrative expenses.


                                       F-4