Form 10-Q
period 1997-03-31
SEABOARD CORP /DE/
filed 1997-05-13
CIK 88121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


                                     OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _______

                                 _____________

Commission File Number 1-3390

                               Seaboard Corporation
             -------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                       04-2260388
-------------------------------                   -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

9000 W. 67th Street, Shawnee Mission, Kansas                66202
--------------------------------------------           ----------------
(Address of principal executive offices)                  (Zip Code)

        (Registrant's telephone number,
              including area code)                       (913) 676-8800

                                Not Applicable
----------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .  No ___.

    There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on April 18, 1997.

                                          Total pages in filing - 13 pages






                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                      SEABOARD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996
                             (Thousands of Dollars)

                                                   March 31,     December 31,
                                                     1997            1996
                                                 -------------   ------------
                Assets
                ------
Current assets:
     Cash and cash equivalents                    $     5,080    $    11,467
     Short-term investments                           104,928         90,373
     Receivables, net                                 192,268        184,284
     Inventories                                      200,981        185,701
     Deferred income taxes                              7,560          7,224
     Prepaid expenses and deposits                     13,438         14,330
                                                  ------------   ------------
         Total current assets                         524,255        493,379

Investments in and advances to foreign
     subsidiaries not consolidated                     29,573         32,212
Net property, plant and equipment                     466,770        466,161
Other assets                                           17,212         12,933
                                                  ------------   ------------
         Total assets                              $1,037,810     $1,004,685
                                                  ============   ============

          Liabilities and Stockholders' Equity
          ------------------------------------
Current liabilities:
     Notes payable                                 $  153,948     $  150,157
     Current maturities of long-term debt               6,713          6,900
     Accounts payable                                  57,105         72,398
     Other current liabilities                         86,702         59,687
                                                  ------------   ------------
         Total current liabilities                    304,468        289,142
                                                  ------------   ------------
Long-term debt, less current maturities               307,599        297,719
Deferred income taxes                                  24,524         22,721
Other liabilities                                      26,378         25,169
                                                  ------------   ------------
         Total non-current and deferred
         liabilities                                  358,501        345,609
                                                  ------------   ------------
Stockholders' equity:
     Common stock of $1 par value,
          Authorized 4,000,000 shares; issued
          1,789,599 shares                              1,790          1,790
     Less 302,079 shares held in treasury,at par
          value                                          (302)          (302)
                                                  ------------   ------------
                                                        1,488          1,488
     Additional capital                                13,214         13,214
     Unrealized gain (loss)on available-for-sale
         securities, (net of a $20 deferred income
         tax benefit and $8 deferred income tax
         expense at March 31, 1997 and December
         31, 1996, respectively)                          (41)            16
     Retained earnings                                360,180        355,216
                                                  ------------   ------------
         Total stockholders' equity                   374,841        369,934
                                                  ------------   ------------
Total liabilities and stockholders' equity         $1,037,810     $1,004,685
                                                  ============   ============

        See notes to condensed consolidated financial statements.

                      SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
      Three Months ended March 31, 1997 and twelve weeks ended March 23, 1996
                 (Thousands of dollars except per share amounts)

                                                     March 31,      March 23,
                                                       1997           1996
                                                   -----------    -------------
Net sales                                          $  400,180     $    297,631
Cost of sales and operating expenses                  348,211          276,766
                                                   -----------    -------------
     Gross income                                      51,969           20,865

Selling, general and administrative expenses           35,849           33,035
                                                   -----------    -------------
     Operating income (loss)                           16,120          (12,170)
                                                   -----------    -------------
Other income(expense)

     Interest income                                    1,211            1,744
     Interest expense                                  (7,760)          (5,683)
     Income (loss) from foreign subsidiaries
          not consolidated                             (1,649)              68
     Miscellaneous                                        303               97
                                                   -----------    -------------
     Total other income (expense), net                 (7,895)          (3,774)
                                                   -----------    -------------
Earnings (loss) before income taxes and cumulative
   effect of a change in accounting principle           8,225          (15,944)

Income tax expense (benefit)                            2,889           (5,232)
                                                   -----------    -------------
Earnings (loss) before cumulative effect
   of a change in accounting principle                  5,336          (10,712)

Cumulative effect of changing the accounting for
   inventories, net of income tax expense of $1,922       --             3,006
                                                   -----------     ------------
Net earnings (loss)                                $    5,336      $    (7,706)
                                                   ===========     ============
Earnings (loss) per common share before cumulative
   effect of a change in accounting principle      $     3.59      $     (7.20)

Cumulative effect of changing the accounting
   for inventories                                        --              2.02
                                                   ------------    ------------
Earnings (loss) per common share                   $     3.59      $     (5.18)
                                                   ============    ============
Dividends declared per common share                $      .25      $       .25
                                                   ============    ============
Average number of shares outstanding               $ 1,487,520     $ 1,487,520
                                                   ============    ============

See notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
     Three months ended March 31, 1997 and twelve weeks ended March 23, 1996
                             (Thousands of Dollars)

                                                     March 31,       March 23,
                                                       1997            1996
                                                   ------------    ------------
Cash flows from operating activities:
  Net earnings (loss)                              $     5,336     $    (7,706)
  Adjustments to reconcile net earnings to
  Cash from operating activities:
    Depreciation and amortization                       13,904          11,765
    Equity in (earnings) losses of
      non-consolidated subsidiaries                      1,649             (68)
    Deferred income taxes                                1,467             624
    Changes in current assets and liabilities          (10,650)        (31,275)
    Other, Net                                             912           1,634
                                                   ------------     ----------
         Net cash from operating activities             12,618         (25,026)
                                                   ------------     ----------

Cash flows from investing activities:
    Purchase of investments                            (54,178)       (107,152)
    Proceeds from the sale or maturity of
       investments                                      39,538         142,525
    Capital expenditures, net                          (15,378)        (34,094)
    Proceeds from sale of equipment                        865             314
    Investments and advances to foreign
       subsidiaries not consolidated                       990               5
    Notes receivable                                      (320)         (1,254)
                                                      ----------    -----------
         Net cash from investing activities            (28,483)            344
                                                      ----------    -----------
Cash flows from financing activities:
    Notes payable to bank, net                           3,791          22,396
    Proceeds from long-term debt                        10,032             349
    Principal payments of long-term debt                  (339)           (243)
    Bond construction fund                              (3,634)          2,030
    Dividends paid                                        (372)           (372)
                                                      ---------      ---------
         Net cash from financing activities              9,478          24,160
                                                      ---------      ---------
Net decrease in cash and cash equivalents               (6,387)           (522)

Cash and cash equivalents at beginning of year          11,467           5,529
                                                      ---------      ---------
Cash and cash equivalents at end of quarter           $  5,080       $   5,007
                                                      =========      =========


                See notes to condensed consolidated financial statements.

                      SEABOARD CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its wholly owned domestic and foreign subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in minority-owned, non-controlled foreign subsidiaries are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1996 as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

In 1997, the Company changed its quarters to four-three month quarters from three-twelve week periods and one sixteen week period. Accordingly, the 1997 period reflects approximately thirteen weeks of operations compared to twelve weeks for 1996.

Effective for the Company's fiscal year ending December 31, 1997, Statement of Financial Accounting Standards No. 128,"Earnings Per Share", revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Retroactive application is required. The Company believes the adoption of this Statement will not have a significant effect on its reported earnings per share.


Note 2 - Inventories


During 1996, the Company changed its method of accounting for spare parts and supplies used in its poultry and pork processing operations. The following is a summary of inventories at March 31, 1997 and December 31, 1996 (in thousands):

                                                     March 31,  December 31,
                                                       1997         1996
                                                    ----------  ------------

At lower of last-in, first-out (LIFO) cost or
   market:
      Live poultry                                  $   28,627   $   27,610
      Dressed poultry                                   32,085       29,295
      Feed and baking ingredients, packaging
         supplies and other                              7,864        7,353
                                                    -----------  -----------
                                                        68,576       64,258
      LIFO allowance                                    (5,309)      (6,000)
                                                     ----------  -----------
        Total inventories at lower of LIFO cost
             or market                                  63,267       58,258
                                                     ----------   ----------
At lower of first-in, first-out (FIFO) cost or
   market:
      Live hogs                                         74,165       68,409
      Grain, flour and feed                             36,730       30,461
      Crops in production, fertilizers
          and pesticides                                 5,524       10,097
      Dressed pork                                       8,841        4,709
      Other                                             12,454       13,767
                                                    -----------  -----------
        Total inventories at lower of
             FIFO cost or market                       137,714      127,443
                                                    -----------  -----------
        Total inventories                           $  200,981   $  185,701
                                                    ===========  ===========


Note 3 - Contingencies

The Company is a defendant in a pending arbitration proceeding and related litigation in Puerto Rico brought by the owner of a chartered barge and tug which were damaged by fire after delivery of the cargo. Damages of $47.6 million are alleged. The Company is vigorously defending the action and believes that it has no responsibility for the loss. The Company also believes that it would have a claim for indemnity if it were held liable for any loss.

The Company is subject to various other legal proceedings related to the normal conduct of its business. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of the Company.



              =================================================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------
                                     March 31,               December 31,
                                       1997                      1996
--------------------------------------------------------------------------
Current ratio                          1.72:1                    1.71:1
Working capital                    $    219.8              $      204.2
--------------------------------------------------------------------------

Cash from operating activities for the three months ended March 31, 1997 was $12.6 million, compared to $(25.0) million in the same quarter one year earlier. The increase in cash was primarily related to the increase in net earnings of $13.0 million and smaller increases in accounts receivable and inventories for the first quarter of 1997 compared to the first quarter of 1996. Receivables and inventories increased for the quarter as a result of increased sales and higher pork production levels, respectively.

The Company invested $13.3 million in property, plant and equipment in the food production and processing segment for the three months ended March 31, 1997. Capital expenditures in the pork division of $8.4 million were primarily for the completion of hog farrowing and finishing facilities. Management expects additional expenditures in 1997 of approximately $11 million for current production facilities to be financed through internally generated cash. The Company is in the initial planning stages for an expansion of its hog production capacity by .5 million hogs per year to a total of 2.5 million hogs per year. Management anticipates that this expansion will be completed over the next eighteen to twenty-four months. Management is currently evaluating alternative methods of implementing this expansion, including construction of additional facilities by the Company, engaging contract growers or additional operating leased facilities.

Capital expenditures of $3.8 million for the three months ended March 31, 1997 were made in the poultry division. The Company anticipates spending a total of $37 million in 1997 to expand and convert the Athens, Georgia facility from retail tray-pack production to foodservice production and to add an additional cooking line at the Elberton, Georgia facility. Management anticipates these expenditures will be financed by internally generated cash.

Other capital expenditures in the food production and processing segment for the three months ended March 31, 1997 included $1.1 million in general modernization and efficiency upgrades of plant and equipment.

Capital expenditures in the transportation segment through March 31, 1997 totaled $1.8 million for general replacement and upgrades of property and equipment.

During the three months ended March 31, 1997, the Company made short-term advances of $12.3 million to Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal) in which the Company owns a non-controlling interest. As of March 31, 1997, advances totaled $39.9 million for improvements of existing operations, expanding sugarcane and citrus fields and working capital. For the remainder of 1997, the Company anticipates making additional advances or guaranteeing loans made to Tabacal by third parties in amounts not expected to exceed $17 million.

In the first quarter of 1997, the Company's one-year revolving credit facilities were increased to $160 million as a result of the extension and increase of an existing facility and the establishment of a new facility.
As of March 31, 1997, the company had $145 million outstanding under the one-year revolving credit facilities and $8.9 million outstanding under the short-term uncommitted credit lines totaling $119.5 million. At December 31, 1996, the Company had $150.2 million outstanding under the Company's one-year revolving credit facilities totaling $90 million and short-term uncommitted credit lines from banks totaling $115 million.

During the first quarter of 1997, the existing five-year revolving credit facility was extended and reduced from $50 million to $25 million. In addition, the Company borrowed the proceeds of $10 million of Adjustable Rate, Seven-Day Demand Exempt Facility Revenue Bonds issued by the Oklahoma Development Finance Authority. These funds were used to finance certain costs associated with hog production facilities.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.

RESULTS OF OPERATIONS
---------------------
Net sales for the three months ended March 31, 1997 increased by $102.6 million compared to the twelve weeks ended March 23, 1996. Operating income increased by $28.3 million compared to the same quarter one year ago. In 1997, the Company changed its quarters to four-three month quarters from three-twelve week periods and one sixteen week period. Accordingly, the 1997 period reflects approximately thirteen weeks of operations compared to twelve weeks for 1996.

The segment distribution of net sales and operating income compared to the prior year are as follows (in millions):

                                    Net Sales             Operating Income
                             -----------------------    ---------------------
                             March 31,     March 23,    March 31,   March 23,
                               1997          1996         1997        1996
                             ---------     ---------    ---------   ---------
Food Production and
   Processing Segment         $ 251.5       $ 157.5      $   7.5     $ (12.6)
Commodity Trading and
   Milling Segment               70.8          73.9          2.7         3.9
Transportation Segment           68.6          57.0          6.6        (2.9)
Other                             9.3           9.2         (0.7)       (0.6)
                             ---------     ---------    ---------   ---------
                              $ 400.2       $ 297.6      $  16.1     $ (12.2)
                             =========     =========    =========   =========

Food Production and Processing Segment
--------------------------------------

Net sales for the food production and processing segment increased $94 million for the first quarter of 1997 compared to the first quarter of 1996 primarily as a result of increased poultry and pork sales and the longer accounting period. Operating income increased $20.1 million for the first quarter of 1997 compared to the first quarter of 1996 primarily as a result of lower grain prices and the pork processing plant operating at full single-shift capacity. Corn is the most significant component of the finished feed used to grow the Company's poultry and pork inventories. Management expects that these decreases in grain prices will continue to have a positive effect on the Company's 1997 operating income through the second quarter compared to 1996.

Net sales of poultry products totaled $116.5 million in the first quarter of 1997, an increase of $6.2 million compared to the first quarter of 1996 primarily as the result of a longer accounting period. Lower finished feed costs and a reduction in packaging costs are the primary reasons gross income from poultry sales increased to $6.3 million from $.9 million for the first quarter of 1996.

Net sales within the pork operations increased by $83.1 million to $104.9 million in the first quarter of 1997, compared to the first quarter of 1996. The increase primarily resulted from increased sales of pork at the hog processing plant, which reached full single-shift capacity during the second half of 1996, and higher pork prices. Management expects continued increases in sales as the hog processing plant commences double-shift operations during the second quarter of 1997. The Company anticipates that it will achieve full double-shift capacity in late 1997 or early 1998. Lower finished feed costs, increased productivity levels at the sow farms and increased utilization of the hog processing plant are the primary reasons gross income increased $14.9 million to $10.5 million when compared to negative gross income of $4.4 for the first quarter of 1996.



Commodity Trading and Milling Segment
-------------------------------------

Net sales from commodity trading and milling activity decreased by $3.1 million in the first quarter of 1997 compared to the first quarter of 1996. The decrease is primarily a result of lower wheat sales to foreign markets. Operating income for the first quarter of 1997 decreased $1.2 million when compared to the first quarter of 1996 primarily as a result of lower feedmeal prices in foreign markets.

Transportation Segment
----------------------

Net sales from containerized cargo operations increased by $11.6 million to $68.6 million in the first quarter of 1997 compared to the first quarter of 1996. This increase is primarily a result of overall higher container rates and increased cargo volumes in certain markets that the Company serves combined with the longer accounting period. Operating income from containerized cargo operations increased by $9.5 million in the first quarter of 1997 compared to the same quarter one year ago. The increase in operating income was primarily related to higher container rates and lower operating expenses. A year ago, container rates were under significant competitive pressure but stabilized and began to improve in the fourth quarter of fiscal 1996. Management cannot predict whether rates will continue to improve during 1997.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative (SG&A) expenses increased $2.8 million to $35.8 million for the first quarter of 1997 compared to the first quarter of 1996 primarily as a result of a longer accounting period. As a percentage of revenues, SG&A decreased to 9.0% from 11.1% compared to the first quarter of 1996 as a result of higher pork sales and lower operating expenses in the transportation segment.

Other Income and Expense
------------------------

Interest income declined during the quarter compared to the same quarter one year earlier resulting primarily from a decrease in average invested funds. Interest expense increased during the quarter compared to the same quarter one year earlier primarily as a result of increased short-term borrowings.

Results from foreign subsidiaries not consolidated for the first quarter of 1997 are primarily attributable to the upgrading and expansion of operations of Tabacal. The Company anticipates incurring additional losses during 1997 as Tabacal continues its upgrading and expansion activities.

                      SEABOARD CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


The annual meeting of stockholders was held on April 28, 1997 in Newton, Massachusetts. Two items were submitted to a vote of stockholders as described in the Company's Proxy Statement dated March 27, 1997. The table below briefly describes the proposals and results of the stockholders' vote.


                                Votes in      Votes                Broker
                                  Favor      Against   Abstain    Nonvotes
                             ------------    -------   -------    --------
1.  To elect:
     H. Harry Bresky,        1,366,524.25       0        440          0
     Joe E. Rodrigues        1,366,634.25       0        330          0
     David A. Adamsen        1,366,434.25       0        530          0
     and Thomas J. Shields   1,366,634.25       0        330          0
     As directors.

2.  To ratify selection
     ofKPMG Peat Marwick
     LLP As independent
     auditors.               1,366,404.25      50        510          0

                        SEABOARD CORPORATION AND SUBSIDIARIES

                             PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended March 31, 1997.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the price for the Company's products and services, or (v) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.

                           PART II - OTHER INFORMATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DATE:  May 12, 1997

                                  Seaboard Corporation


                                  by:     /s/ Robert L. Steer
                                         ------------------------
                                         Robert L. Steer,
                                         Vice President-Finance
                                         (Authorized officer and principal
                                         financial and accounting officer)