Form 10-Q
period 1997-06-30
SEABOARD CORP /DE/
filed 1997-08-14
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997


                                 OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to _______

                          _____________

                   Commission File Number 1-3390

                       Seaboard Corporation
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                                  04-2260388
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

9000 W. 67th Street, Shawnee Mission, Kansas                 66202
--------------------------------------------              ----------
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)    (913) 676-8800

                                Not Applicable
-------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      .  No ___.

  There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on July 18, 1997.

                                            Total pages in filing - 14 pages



                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1996
                            (Thousands of Dollars)



                                             June 30,       December 31,
                                               1997            1996
                                           ------------     ------------
                             Assets
                             ------
Current assets:
    Cash and cash equivalents               $    5,615       $   11,467
    Short-term investments                     102,568           90,373
    Receivables, net                           159,089          184,284
    Inventories                                214,032          185,701
    Deferred income taxes                        8,178            7,224
    Prepaid expenses and deposits               24,924           14,330
                                           ------------     ------------
         Total current assets                  514,406          493,379
Investments in and advances to foreign
    subsidiaries not consolidated               77,986           32,212
Net property, plant and equipment              472,297          466,161
Other assets                                    14,206           12,933
                                           ------------     ------------
         Total assets                       $1,078,895       $1,004,685
                                           ============     ============

   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
    Notes payable                           $  160,400       $  150,157
    Current maturities of long-term debt         6,725            6,900
    Accounts payable                            57,729           72,398
    Other current liabilities                  106,573           59,687
                                           ------------     ------------
         Total current liabilities             331,427          289,142
                                           ------------     ------------
Long-term debt, less current maturities        307,444          297,719
Deferred income taxes                           27,680           22,721
Other liabilities                               27,327           25,169
                                           ------------     ------------
Total non-current and deferred
    liabilities                                362,451          345,609
                                           ------------     ------------
Stockholders' equity:
     Common stock of $1 par value,
        Authorized 4,000,000 shares;
        issued 1,789,599 shares                  1,790            1,790
     Less 302,079 shares held in
        treasury, at par value                    (302)            (302)
                                           ------------     ------------
                                                 1,488            1,488

Additional capital                              13,214           13,214
Unrealized gain on available-for-sale
     securities, (net of deferred income
     tax expense of $1 and $8 at June 30,
     1997 and December 31, 1996,
     respectively)                                   2               16
Retained earnings                              370,313          355,216
                                           ------------     ------------
Total stockholders' equity                     385,017          369,934
                                           ------------     ------------
Total liabilities and stockholders'
     equity                                 $1,078,895       $1,004,685
                                           ============     ============

           See notes to condensed consolidated financial statements.

                    SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Earnings
    Three months ended June 30, 1997 and twelve weeks ended June 15, 1996
               (Thousands of dollars except per share amounts)


                                             June 30,         June 15,
                                               1997             1996
                                           ------------     ------------
Net sales                                  $   449,366      $   330,503
Cost of sales and operating expenses           392,286          302,291
                                           ------------     ------------
       Gross income                             57,080           28,212

Selling, general and administrative
   expenses                                     32,871           31,880
                                           ------------     ------------
       Operating income (loss)                  24,209           (3,668)
                                           ------------     ------------
Other income(expense):
       Interest income                           1,483            1,856
       Interest expense                         (7,141)          (5,872)
       Loss from foreign subsidiaries
         not consolidated                       (3,069)            (499)
       Miscellaneous                               219              (37)
                                           ------------     ------------
       Total other income (expense), net        (8,508)          (4,552)
                                           ------------     ------------
Earnings (loss) before income taxes
   and cumulative effect of a change in
   accounting principle                         15,701           (8,220)

Income tax expense (benefit)                     5,196           (4,071)
                                           ------------     ------------
Earnings (loss) before cumulative effect
   of a change in accounting principle          10,505           (4,149)

Cumulative effect of changing the
   accounting for inventories                    --               --
                                           ------------     ------------
Net earnings (loss)                        $    10,505      $    (4,149)
                                           ============     ============

Earnings (loss) per common share before
   cumulative effect of a change in
   accounting principle                    $      7.06      $     (2.79)
Cumulative effect of changing the
   accounting for inventories                    --               --
                                           ------------     ------------
Earnings (loss) per common share           $      7.06      $     (2.79)
                                           ============     ============
Dividends declared per common share        $       .25      $       .25
                                           ============     ============
Average number of shares outstanding         1,487,520        1,487,520

          See notes to condensed consolidated financial statements.

                  SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Earnings
    Six months ended June 30, 1997 and twenty-four weeks ended June 15, 1996
                (Thousands of dollars except per share amounts)

                                             June 30,         June 15,
                                               1997             1996
                                           ------------     ------------
Net sales                                  $   849,546      $   628,134
Cost of sales and operating expenses           740,497          579,057
                                           ------------     ------------
       Gross income                            109,049           49,077

Selling, general and administrative
   expenses                                     68,720           64,915
                                           ------------     ------------
Operating income (loss)                         40,329          (15,838)
                                           ------------     ------------
Other income(expense):
       Interest income                           2,694            3,600
       Interest expense                        (14,901)         (11,555)
       Loss from foreign subsidiaries not
          consolidated                          (4,718)            (431)
       Miscellaneous                               522               60
                                           ------------     ------------
       Total other income (expense), net       (16,403)          (8,326)
                                           ------------     ------------
Earnings (loss) before income taxes
   and cumulative effect of a change in
   accounting principle                         23,926          (24,164)

Income tax expense (benefit)                     8,085           (9,303)
                                           ------------     ------------
Earnings (loss) before cumulative effect
   of a change in accounting principle          15,841          (14,861)

Cumulative effect of changing the
   accounting for inventories, net of
   income tax expense of $1,922                  --               3,006
                                           ------------     ------------
Net earnings (loss)                        $    15,841      $   (11,855)
                                           ============     ============
Earnings (loss) per common share before
   cumulative effect of a change in
   accounting principle                    $     10.65      $     (9.99)

Cumulative effect of changing the
   accounting for inventories                     --               2.02
                                           ------------     ------------
Earnings (loss) per common share           $     10.65      $     (7.97)
                                           ============     ============
Dividends declared per common share        $       .25      $       .25
                                           ============     ============
Average number of shares outstanding         1,487,520        1,487,520
                                           ============     ============

See notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
   Six months ended June 30, 1997 and twenty-four weeks ended June 15, 1996
                             (Thousands of Dollars)



                                             June 30,         June 15,
                                               1997             1996
                                           ------------     ------------
Cash flows from operating activities:
  Net earnings (loss)                      $    15,841      $   (11,855)
  Adjustments to reconcile net earnings
  to cash from operating activities:
    Depreciation and amortization               28,236           24,403
    Equity in losses of non-consolidated
      subsidiaries                               4,718              431
    Deferred income taxes                        4,005            2,394
  Changes in current assets and
  liabilities:
    Receivables, net of allowance               (3,160)         (26,278)
    Inventories                                (28,331)         (27,166)
    Prepaid expenses and deposits              (10,594)          (2,030)
    Current liabilities exclusive of debt       32,217           (4,117)
  Other, net                                     1,779              259
                                           ------------     ------------
       Net cash from operating activities       44,711          (43,959)
                                           ------------     ------------
Cash flows from investing activities:
  Purchase of investments                     (117,590)        (154,022)
  Proceeds from the sale or maturity
    of investments                             105,374          189,022
  Capital expenditures, net                    (34,372)         (62,005)
  Investments and advances to foreign
    subsidiaries not consolidated              (22,137)           1,855
  Notes receivable, net                            160             (243)
                                           ------------     ------------
        Net cash from investing activities     (68,565)         (25,393)
                                           ------------     ------------
Cash flows from financing activities:
  Notes payable to bank, net                    10,243           65,816
  Proceeds from long-term debt                  10,032           10,349
  Principal payments of long-term debt            (482)         (10,502)
  Bond construction fund                        (1,047)           3,357
  Dividends paid                                  (744)            (744)
                                           ------------     ------------
        Net cash from financing activities      18,002           68,276
                                           ------------     ------------
Net decrease in cash and cash equivalents       (5,852)          (1,076)

Cash and cash equivalents at beginning
  of year                                       11,467            5,529
                                           ------------     ------------
Cash and cash equivalents at end of
  quarter                                  $     5,615      $     4,453
                                           ============     ============

               See notes to condensed consolidated financial statements.

                      SEABOARD CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its wholly owned domestic and foreign subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-controlled foreign subsidiaries are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1996 as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

In 1997, the Company changed its quarters to four three-month quarters from three twelve-week periods and one sixteen-week period. Accordingly, the three and six months ended June 30, 1997, reflect approximately thirteen and twenty-six weeks of operations, respectively, compared to twelve and twenty-four weeks, respectively, for 1996.

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


Note 2 - Inventories


During 1996, the Company changed its method of accounting for spare parts and supplies used in its poultry and pork processing operations. The following is a summary of inventories at June 30, 1997 and December 31, 1996 (in thousands):

                                             June 30,       December 31,
                                               1997             1996
                                           ------------     ------------

At lower of last-in, first-out (LIFO)
cost or market:
      Live poultry                         $    27,416      $    27,610
      Dressed poultry                           43,638           29,295
      Feed and baking ingredients,
        packaging supplies and other             8,191            7,353
                                           ------------     ------------
                                                79,245           64,258
      LIFO allowance                            (5,488)          (6,000)
                                           ------------     ------------
       Total inventories at lower of LIFO
          cost or market                        73,757           58,258
                                           ------------     ------------
At lower of first-in, first-out (FIFO)
cost or market:
      Live hogs                                 76,351           68,409
      Grain, flour and feed                     30,980           30,461
      Crops in production, fertilizers
         and pesticides                          8,740           10,097
      Dressed pork                              10,408            4,709
      Other                                     13,796           13,767
                                           ------------     ------------
       Total inventories at lower of
          FIFO cost or market                  140,275          127,443
                                           ------------     ------------
Total inventories                          $   214,032      $   185,701
                                           ============     ============

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------------------------------
                                              June 30,           December 31,
                                                1997                 1996
-----------------------------------------------------------------------------
Current ratio                                  1.55:1               1.71:1
Working capital                             $   183.0            $   204.2
-----------------------------------------------------------------------------

Cash from operating activities for the six months ended June 30, 1997, was $44.7 million, compared to $(44.0) million for the twenty-four weeks ended June 15, 1996. The increase in cash from operating activities was primarily related to the increase in net earnings of $27.7 million, a smaller increase in accounts receivable and an increase in current liabilities for the six months of 1997 compared to the first twenty-four weeks of 1996. The smaller increase in receivables during 1997 was primarily the result of increased sales of wheat to affiliated, non-consolidated foreign flour mills during 1996 and improved collections in the transportation and power divisions during 1997. The increase in current liabilities consists primarily of accrued voyage expenses.

The Company invested $32.5 million in property, plant and equipment in the food production and processing segment for the six months ended June 30, 1997. Capital expenditures in the pork division of $15.3 million were primarily for the completion of hog farrowing and finishing facilities. Management expects additional expenditures in 1997 of approximately $24.5 million for completion of existing production facilities and improvements to the pork processing plant to be financed through internally generated cash. The Company is in the final planning stages for an expansion of its hog production capacity by 0.5 million hogs per year to a total of 2.5 million hogs per year. Management anticipates that this expansion will be completed over the next twelve to eighteen months at an estimated cost of approximately $82 million. Management is currently evaluating alternative methods of implementing this expansion, including construction of additional facilities by the Company, engaging contract growers or additional operating leased facilities. Facilities completed by the Company will be financed with internally generated cash.

Capital expenditures of $15.3 million for the six months ended June 30, 1997, were made in the poultry division. The Company anticipates spending a total of $37 million in 1997 to expand and convert the Athens, Georgia facility from retail tray-pack production to foodservice production and to add an additional cooking line at the Elberton, Georgia facility. Management anticipates these expenditures will be financed by internally generated cash.

Other capital expenditures in the food production and processing segment for the six months ended June 30, 1997, included $1.9 million in general modernization and efficiency upgrades of plant and equipment.

Capital expenditures in the transportation segment through June 30, 1997, totaled $3.8 million for general replacement and upgrades of property and equipment.

During the six months ended June 30, 1997, the Company made advances of $22.4 million to Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal) in which the Company owns a non-controlling interest. As of June 30, 1997, advances totaled $50.0 million for improvements of existing operations, expanding sugarcane and citrus fields and working capital. During the second quarter of 1997, it was determined that these advances to Tabacal would not be repaid on a short-term basis and accordingly such advances are recorded as long-term advances as of June 30, 1997. For the remainder of 1997, the Company anticipates making additional advances to Tabacal in an amount which is not presently expected to exceed $10 million.

In the first quarter of 1997, the Company's one-year revolving credit facilities were increased to $160 million as a result of the extension and increase of an existing facility and the establishment of a new facility. As of June 30, 1997, the Company had $141.6 million outstanding under the one-year revolving credit facilities and $18.8 million outstanding under short-term uncommitted credit lines totaling $119.5 million. At December 31, 1996, the Company had $150.2 million outstanding under the Company's one-year revolving credit facilities totaling $90 million and short-term uncommitted credit lines from banks totaling $115 million.

During the first quarter of 1997, the Company borrowed the proceeds of $10 million of Adjustable Rate, Seven-Day Demand Exempt Facility Revenue Bonds issued by the Oklahoma Development Finance Authority. These funds were used to finance certain costs associated with hog production facilities. In addition, the existing five-year revolving credit facility was extended and reduced from $50 million to $25 million.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.

RESULTS OF OPERATIONS

Net sales for the three and six months ended June 30, 1997, increased by $118.9 and $221.4 million, respectively, compared to the twelve and twenty-four weeks
ended June 15, 1996.   Operating income increased by $27.9 and $56.2 million,
respectively, compared to the periods one year ago. In 1997, the Company changed its quarters to four three-month quarters from three twelve-week periods and one sixteen-week period. Accordingly, the three and six months ended June 30, 1997, reflect approximately thirteen and twenty-six weeks of operations, respectively, compared to twelve and twenty-four weeks, respectively, for 1996.

The segment distribution of the increase (decrease) in net sales and operating income compared to the prior year are as follows (in millions):

                                     Net Sales             Operating Income
                              ----------------------    ----------------------
                              Quarter   Year-to-Date    Quarter   Year-to-Date
                              --------  ------------    --------  ------------
Food Production and
   Processing Segment         $ 102.6   $    196.7      $  20.5   $      40.5
Commodity Trading and
   Milling Segment                2.1         (1.0)        (0.1)         (1.4)
Transportation Segment           14.0         25.6          7.2          16.8
Other                             0.2          0.1          0.3           0.3
                              -------   -----------     --------  ------------
                              $ 118.9   $    221.4      $  27.9   $      56.2
                              =======   ===========     ========  ============

Food Production and Processing Segment

Net sales for the food production and processing segment increased $102.6 and $196.7 million for the three and six months ended June 30,1997, respectively, compared to the twelve and twenty-four weeks ended June 15, 1996. The increases are primarily a result of the pork processing plant operating at full single-shift capacity for the 1997 period in addition to commencing double-shift operations during the second quarter of 1997.
Operating income increased $20.5 and $40.5 million for the three and six month periods of 1997 compared to similar periods of 1996 primarily as a result of lower grain prices and the efficiencies reached by increased production at the pork processing plant and hog production facilities. Management cannot predict grain prices for the remainder of 1997.

Net sales of poultry products totaled $114.7 and $231.3 million for the three and six months ended June 30, 1997, an increase of $2.6 and $8.9 million compared to the twelve and twenty-four weeks ended June 30,1996, primarily as the result of a longer accounting period. Lower finished feed costs, primarily corn, and a reduction in packaging costs, primarily as a result of product mix, are the primary reasons gross income from poultry sales increased to $4.1 and $10.4 million for the three and six month periods of 1997, respectively, from $3.1 and $4.0 million for the similar periods of 1996. These increases were partially offset by downtime experienced during the second quarter of 1997 as a result of converting the Company's largest processing plant, located in Athens, Georgia from retail tray-pack to foodservice production. This conversion, coupled with the future addition of a cooking line at the Elberton, Georgia location will increase the further processing capacity of the Company. Management expects to experience additional costs of conversion during the third quarter of 1997 and complete the expansion of its further processing capacity by the end of 1997 or early in 1998.

 Net sales within the pork operations increased by $98.0 and $181.2 million to $137.5 and $242.4 million, respectively, for the three and six months ended June 30, 1997, compared to the twelve and twenty-four weeks ended June 15, 1996. The increase is primarily the result of increased sales of pork at the hog processing plant, which reached full single-shift capacity during the second half of 1996 and commenced double-shift operations during the second quarter of 1997, along with higher pork prices. Management expects continued increases in sales during the last half of 1997 as the hog processing plant continues to increase its double-shift operations. The Company anticipates that it will achieve full double-shift capacity in late 1997 or early 1998. Increased utilization of the pork processing plant along with increased production at the hog production facilities are the primary reasons gross income increased $17.9 million and $32.7 million to $17.4 and $27.9 million, respectively, for the three and six month periods of 1997, when compared to similar periods of 1996.

Commodity Trading and Milling Segment

Net sales from commodity trading and milling activity increased by $2.1 and decreased $1.0 million to $82.8 and $153.5 million, respectively, for the three and six months ended June 30, 1997, compared to the twelve and twenty-four weeks ended June 15, 1996. The increase is primarily a result of higher wheat sales to foreign markets for the quarter while such sales were lower for the six months. Operating income for the three and six month periods of 1997 decreased $0.1 and $1.4 million to $2.8 and $5.6 million, respectively, when compared to similar periods of 1996 primarily as a result of lower millfeed prices in foreign markets.

Transportation Segment

Net sales from containerized cargo operations increased by $14.0 and $25.6 million to $76.8 and $145.4 million, respectively, for the three and six months ended June 30, 1997, compared to the twelve and twenty-four weeks ended June 15, 1996. This increase is primarily a result of increased cargo volumes and overall higher container rates in certain markets that the Company serves combined with the longer accounting period. Operating income from containerized cargo operations increased by $7.2 and $16.8 million to $7.1 and $13.7 million, respectively, for the three and six month periods of 1997 compared to similar periods in 1996. The increase in operating income was primarily related to increased cargo volumes, higher container rates and lower operating expenses. A year ago, container rates were under significant competitive pressure but stabilized and began to improve in the fourth quarter of fiscal 1996. Management cannot predict whether rates will continue to improve during 1997.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $1.0 and $3.8 million to $32.9 and $68.7 million for the three and six months ended June 30, 1997, compared to the twelve and twenty-four weeks ended June 15, 1996, primarily as a result of a longer accounting period. As a percentage of revenues, SG&A decreased to 7.3% and 8.1% for the three and six month periods of 1997, respectively, compared to 9.6% and 10.3% for similar periods of 1996 as a result of increased pork production and lower expenses in the transportation segment.

Other Income and Expense

Interest income declined during the three and six months ended June 30, 1997, compared to the similar periods one year earlier resulting primarily from a decrease in average invested funds. Interest expense increased during the three and six month periods of 1997 compared to similar periods one year earlier primarily as a result of increased short-term borrowings.

Loss from foreign subsidiaries not consolidated for the three and six months ended June 30, 1997, is primarily attributable to the upgrading and expansion of operations of Tabacal. The Company anticipates incurring additional losses during 1997 and the first half of 1998 as Tabacal continues its upgrading and expansion activities.

                    SEABOARD CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended June 30, 1997.

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




                                     DATE: August 14, 1997

                                     Seaboard Corporation


                                     by:  /s/ Robert L. Steer
                                          ----------------------------------
                                          Robert L. Steer, Vice President-
                                          Finance (Authorized officer and
                                          principal financial and accounting
                                          officer)