Form 10-Q
period 1997-09-30
SEABOARD CORP /DE/
filed 1997-11-14
CIK 88121

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                               _____________

Commission File Number 1-3390

                            Seaboard Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                  04-2260388
------------------------------           ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

9000 W. 67th Street, Shawnee Mission, Kansas           66202
--------------------------------------------         ----------
(Address of principal executive offices)             (Zip Code)


        (Registrant's telephone number, including area code)    (913) 676-8800

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

There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on October 31, 1997.

                                              Total pages in filing - 14 pages




                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                    SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                   September 30, 1997 and December 31, 1996
                            (Thousands of Dollars)
                                                 September 30,   December 31,
                                                     1997            1996
                                                --------------  --------------
               Assets
               ------
Current assets:
    Cash and cash equivalents                    $      6,275    $     11,467
    Short-term investments                            102,365          90,373
    Receivables, net                                  169,602         184,284
    Inventories                                       195,608         185,701
    Deferred income taxes                               9,289           7,224
    Prepaid expenses and deposits                      20,074          14,330
                                                --------------  --------------
         Total current assets                         503,213         493,379

Investments in and advances to foreign
    subsidiaries not consolidated                      84,486          32,212
Net property, plant and equipment                     478,501         466,161
Other assets                                           14,513          12,933
                                                --------------  --------------
          Total assets                           $  1,080,713    $  1,004,685
                                                ==============  ==============
       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
    Notes payable                                $    142,517    $    150,157
    Current maturities of long-term debt                6,761           6,900
    Accounts payable                                   67,598          72,398
    Other current liabilities                         103,377          59,687
                                                --------------  --------------
          Total current liabilities                   320,253         289,142
                                                --------------  --------------
Long-term debt, less current maturities               307,221         297,719
Deferred income taxes                                  29,492          22,721
Other liabilities                                      28,583          25,169
                                                --------------  --------------
          Total non-current and deferred
              liabilities                             365,296         345,609
                                                --------------  --------------
Stockholders' equity:
    Common stock of $1 par value,
          authorized 4,000,000 shares;
          issued 1,789,599 shares                       1,790           1,790
    Less 302,079 shares held in treasury,
          at par value                                   (302)           (302)
                                                --------------  --------------
                                                        1,488           1,488

     Additional capital                                13,214          13,214
     Unrealized gain on available-for-sale
         securities, (net of deferred income
         tax expense of $6 and $8 at September
         30, 1997 and December 31, 1996,
         respectively)                                     13              16
   Retained earnings                                  380,449         355,216
                                                --------------  --------------
         Total stockholders' equity                   395,164         369,934
                                                --------------  --------------
Total liabilities and stockholders' equity       $  1,080,713    $  1,004,685
                                                ==============  ==============

See notes to condensed consolidated financial statements.


                      SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
             Three months ended September 30, 1997 and twelve weeks
                            ended September 7, 1996
                (Thousands of dollars except per share amounts)




                                                 September 30,   September 7,
                                                      1997           1996
                                                 -------------  -------------
Net sales                                         $   429,610    $   350,739
Cost of sales and operating expenses                  372,123        310,994
                                                 -------------  -------------
Gross income                                           57,487         39,745

Selling, general and administrative expenses           34,253         30,139
                                                 -------------  -------------
       Operating income                                23,234          9,606
                                                 -------------  -------------
Other income(expense):
       Interest income                                  1,774          1,762
       Interest expense                                (8,271)        (6,358)
       Loss from foreign subsidiaries not
          consolidated                                 (2,246)          (557)
       Miscellaneous                                      287            898
                                                 -------------  -------------
       Total other income (expense), net               (8,456)        (4,255)
                                                 -------------  -------------
Earnings before income taxes and cumulative
   effect of a change in accounting principle          14,778          5,351

Income tax expense                                      4,270          2,035
                                                 -------------  -------------
Earnings before cumulative effect
   of a change in accounting principle                 10,508          3,316

Cumulative effect of changing the accounting
   for inventories                                      --             --
                                                 -------------  -------------
Net earnings                                      $    10,508    $     3,316
                                                 =============  =============

Earnings per common share before cumulative
effect of a change in accounting principle        $      7.06    $      2.23

Cumulative effect of changing the
accounting for inventories                              --             --
                                                 -------------  -------------
Earnings per common share                         $      7.06    $      2.23
                                                 =============  =============
Dividends declared per common share               $       .25    $       .25
                                                 =============  =============
Average number of shares outstanding                1,487,520      1,487,520
                                                 =============  =============

See notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Earnings
          Nine months ended September 30, 1997 and thirty-six weeks
                            ended September 7, 1996
               (Thousands of dollars except per share amounts)


                                                 September 30,   September 7,
                                                     1997           1996
                                                 -------------  -------------
Net sales                                         $ 1,279,156    $   978,873
Cost of sales and operating expenses                1,112,620        890,051
                                                 -------------  -------------
Gross income                                          166,536         88,822

Selling, general and administrative expenses          102,973         95,054
                                                 -------------  -------------
       Operating income (loss)                         63,563         (6,232)
                                                 -------------  -------------
Other income(expense):
       Interest income                                  4,468          5,362
       Interest expense                               (23,172)       (17,913)
       Loss from foreign subsidiaries not
          consolidated                                 (6,964)          (988)
       Miscellaneous                                      809            958
                                                 -------------  -------------
Total other income (expense), net                     (24,859)       (12,581)
                                                 -------------  -------------
Earnings (loss) before income taxes and
   cumulative effect of a change in accounting
   principle                                           38,704        (18,813)

Income tax expense (benefit)                           12,355         (7,268)
                                                 -------------  -------------
Earnings (loss) before cumulative effect
   of a change in accounting principle                 26,349        (11,545)

Cumulative effect of changing the accounting
   for inventories, net of income tax expense
   of $1,922                                             --            3,006
                                                 -------------  -------------
Net earnings (loss)                               $    26,349    $    (8,539)
                                                 =============  =============
Earnings (loss) per common share before
cumulative effect of a change in accounting
principle                                         $     17.71    $     (7.76)

Cumulative effect of changing the accounting
    for inventories                                      --             2.02
                                                 -------------  -------------
Earnings (loss) per common share                  $     17.71    $     (5.74)
                                                 =============  =============
Dividends declared per common share               $       .75    $       .75
                                                 =============  =============
Average number of shares outstanding                1,487,520      1,487,520
                                                 =============  =============

See notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1997 and thirty-six weeks
                            ended September 7,1996
                            (Thousands of Dollars)

                                                 September 30,   September 7,
                                                     1997           1996
                                                 -------------  -------------
Cash flows from operating activities:
  Net earnings (loss)                             $    26,349    $    (8,539)
  Adjustments to reconcile net earnings to
    cash from operating activities:
    Depreciation and amortization                      42,543         36,410
    Equity in losses of non-consolidated
      subsidiaries                                      6,964            988
    Deferred income taxes                               4,706          6,312
  Changes in current assets and liabilities:
    Receivables, net of allowance                     (13,673)       (48,935)
    Inventories                                        (9,907)       (34,136)
    Prepaid expenses and deposits                      (5,744)        (2,556)
    Current liabilities exclusive of debt              38,890         12,849
  Other, net                                            2,808            347
                                                 -------------  -------------
         Net cash from operating activities            92,936        (37,260)
                                                 -------------  -------------
Cash flows from investing activities:
  Purchase of investments                            (189,596)      (234,602)
  Proceeds from the sale or maturity of
     investments                                      177,599        263,291
  Capital expenditures, net                           (54,883)       (59,544)
  Investments and advances to foreign
     subsidiaries not consolidated                    (30,883)        (6,812)
  Notes receivable, net                                    78            797
                                                 -------------  -------------
         Net cash from investing activities           (97,685)       (36,870)
                                                 -------------  -------------
Cash flows from financing activities:
  Notes payable to bank, net                           (7,640)        75,114
  Proceeds from long-term debt                         10,097         10,348
  Principal payments of long-term debt                   (734)       (10,932)
  Bond construction fund                               (1,050)         3,280
  Deferred grants                                         --             350
  Dividends paid                                       (1,116)        (1,116)
                                                 -------------  -------------
         Net cash from financing activities              (443)        77,044
                                                 -------------  -------------
Net decrease in cash and cash equivalents              (5,192)         2,914
Cash and cash equivalents at beginning of year         11,467          5,529
                                                 -------------  -------------
Cash and cash equivalents at end of quarter       $     6,275    $     8,443
                                                 =============  =============




See notes to condensed consolidated financial statements.


                      SEABOARD CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements

Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its wholly owned domestic and foreign subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-controlled foreign subsidiaries are accounted for by the equity method.
The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1996, as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operation's and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

In 1997, the Company changed its quarters to four three-month quarters from three twelve-week periods and one sixteen-week period. Accordingly, the three and nine months ended September 30, 1997, reflect approximately thirteen and thirty-nine weeks of operations, respectively, compared to twelve and thirty-six weeks, respectively, for 1996.

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


Note 2 - Inventories



During 1996, the Company changed its method of accounting for spare parts and supplies used in its poultry and pork processing operations. The following is a summary of inventories at September 30, 1997, and December 31, 1996 (in thousands):

                                              September 30,   December 31,
                                                  1997            1996
                                              -------------  -------------
At lower of last-in, first-out
(LIFO) cost or market:
      Live poultry                             $    26,865    $    27,610
      Dressed poultry                               35,979         29,295
      Feed and baking ingredients,
        packaging supplies and other                 6,716          7,353
                                              -------------  -------------
                                                    69,560         64,258
      LIFO allowance                                (5,188)        (6,000)
                                              -------------  -------------
        Total inventories at lower of LIFO
           cost or market                           64,372         58,258
                                              -------------  -------------
At lower of first-in, first-out (FIFO)
cost or market:
      Live hogs                                     72,988         68,409
      Grain, flour and feed                         26,539         30,461
      Dressed pork                                  11,373          4,709
      Crops in production, fertilizers
        and pesticides                               6,345         10,097
      Other                                         13,991         13,767
                                              -------------  -------------
        Total inventories at lower of
           FIFO cost or market                     131,236        127,443
                                              -------------  -------------
        Total inventories                      $   195,608    $   185,701
                                              =============  =============

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------------------------------
                                         September 30,           December 31,
                                            1997                     1996
-----------------------------------------------------------------------------
Current ratio                               1.57:1                   1.71:1
Working capital                          $   183.0               $    204.2
-----------------------------------------------------------------------------

Cash from operating activities for the nine months ended September 30, 1997, was $92.9 million, compared to $(37.3) million for the thirty-six weeks ended September 7, 1996. The increase in cash was primarily related to the increase in net earnings of $34.9 million, smaller increases in accounts receivable and inventories, and a larger increase in current liabilities for the nine months of 1997 compared to the first thirty-six weeks of 1996. The smaller increase in receivables during 1997 was primarily the result of smaller increases in poultry and pork receivables and improved collections in the transportation and power divisions during 1997. The smaller increase in inventory was primarily a result of the pork division being in a live hog production start-up phase during 1996. This increase was partially offset by the increase in the dressed poultry inventory as a result of lower sales of leg quarters. The increase in current liabilities consists primarily of accrued voyage expenses.

The Company invested $53.9 million in property, plant and equipment in the food production and processing segment for the nine months ended September 30, 1997. Capital expenditures in the pork division of $24.1 million were primarily for the completion of hog farrowing and finishing facilities and improvements to the pork processing plant. Management expects additional expenditures in 1997 of approximately $22.5 million for completion of existing production facilities and improvements to the pork processing plant to be financed through internally generated cash. The Company is in the final planning stages for an expansion of its hog production capacity by 0.5 million hogs per year to a total of 2.5 million hogs per year. Management anticipates that this expansion will be completed over the next nine to fifteen months. Management is currently evaluating alternative methods of implementing this expansion, including constructing additional company-owned facilities, engaging contract growers or adding more leased facilities. Facilities constructed by the Company will be financed with internally generated cash.

Capital expenditures of $26.8 million for the nine months ended September 30, 1997, were made in the poultry division primarily to expand and convert the Athens, Georgia facility from retail tray-pack production to foodservice production and to add an additional cooking line at the Elberton, Georgia facility. Management expects additional expenditures of approximately $10 million for the remainder of 1997 to complete these existing projects. Management anticipates these expenditures will be financed by internally generated cash.

Other capital expenditures in the food production and processing segment for the nine months ended September 30, 1997, included $3.0 million in general modernization and efficiency upgrades of plant and equipment.

Capital expenditures in the transportation segment for the nine months ended September 30, 1997, totaled $4.6 million for general replacement and upgrades of property and equipment.

During the nine months ended September 30, 1997, the Company made net advances and non-voting investments of $30.9 million to Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal) in which the Company owns a non-controlling interest. As of September 30, 1997, net advances and non-voting investments totaled $58.5 million for improvements of existing operations, expanding sugarcane and citrus fields and working capital. During the second quarter of 1997, it was determined that these advances to Tabacal would not be repaid on a short-term basis and accordingly such advances are recorded as long-term advances and investments as of September 30, 1997. Over the next twelve to fifteen months, the Company anticipates guaranteeing loans made to Tabacal by third parties, making additional advances to or non-voting investments in Tabacal of $20 million.

In the first quarter of 1997, the Company's one-year revolving credit facilities were increased to $160 million as a result of the extension and increase of an existing facility and the establishment of a new facility. As of September 30, 1997, the Company had $141.4 million outstanding under the one-year revolving credit facilities and $1.1 million outstanding under short-term uncommitted credit lines totaling $110.0 million. At December 31, 1996, the Company had a combined total of $150.2 million outstanding under the Company's one-year $90 million revolving credit facilities and short-term uncommitted credit lines from banks totaling $115 million.

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

RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 30, 1997, increased by $78.9 and $300.3 million, respectively, compared to the twelve and
thirty-six weeks ended September 7, 1996.   Operating income increased by
$13.6 and $69.8 million, respectively, compared to the periods one year ago.

In 1997, the Company changed its quarters to four three-month quarters from three twelve-week periods and one sixteen-week period. Accordingly, the three and nine months ended September 30, 1997, reflect approximately thirteen and thirty-nine weeks of operations, respectively, compared to twelve and thirty-six weeks, respectively, for 1996. The segment distribution of the increase (decrease) in net sales and operating income compared to the prior year is as follows (in millions):

                                 Net Sales              Operating Income
                         -------------------------   -------------------------
                           Quarter    Year-to-Date     Quarter    Year-to-Date
                         ----------   ------------   ----------   ------------
Food Production and
  Processing Segment     $    84.2     $    280.9    $     7.7     $     48.2
Commodity Trading and
   Milling Segment           (23.0)         (24.0)        (1.6)          (3.0)
Transportation Segment        16.8           42.4          5.0           21.8
Other                           .9            1.0          2.5            2.8
                         ----------   ------------   ----------   ------------
                         $   78.9      $    300.3    $    13.6     $     69.8
                         ==========   ============   ==========   ============

Food Production and Processing Segment

Net sales for the food production and processing segment increased $84.2 and $280.9 million for the three and nine months ended September 30, 1997, respectively, compared to the twelve and thirty-six weeks ended September 7, 1996. The increases are primarily a result of the pork processing plant operating at full single-shift capacity for the 1997 period in addition to commencing double-shift operations during the second quarter of 1997. Operating income increased $7.7 and $48.2 million for the three and nine month periods of 1997 compared to similar periods of 1996 primarily as a result of lower grain prices and the efficiencies created by increased production at the pork processing plant and live hog production facilities. Management cannot predict grain prices for the remainder of 1997 or the beginning of 1998.

Net sales of poultry products totaled $128.4 and $359.7 million for the three and nine months ended September 30, 1997, a decrease of $1.8 million and an increase of $7.1 million compared to the twelve and thirty-six weeks ended September 7, 1996, respectively. Gross income from poultry sales was $8.2 and $18.6 million for the three and nine months ended September 30, 1997, a decrease of $3.8 million and an increase of $2.6 million compared to the twelve and thirty-six weeks ended September 7, 1996. The decreases for the three months were a result of downtime and start-up costs associated with converting the Company's largest processing plant, located in Athens, Georgia, from retail tray-pack to foodservice production and a soft market for leg quarter products. The increase in sales for the nine months is primarily the result of a longer accounting period. The increase in gross income for the nine months is primarily the result of lower finished feed costs, primarily corn, and a reduction in packaging costs, primarily as a result of product mix. The conversion of the Athens plant, coupled with the future addition of a cooking line at the Elberton, Georgia location will increase the further processing capacity of the Company. Management expects to complete the expansion of its further processing capacity by the end of 1997 or early in 1998.

Net sales for the pork operations increased by $83.7 and $264.9 million to $144.4 and $386.8 million, respectively, for the three and nine months ended September 30, 1997, compared to the twelve and thirty-six weeks ended September 7, 1996. These increases are primarily the result of increased sales of pork at the hog processing plant, which reached full single-shift capacity during the second half of 1996 and commenced double-shift operations during the second quarter of 1997, along with higher pork prices. Management expects continued increases in sales during the remainder of 1997 as the hog processing plant continues to increase its operations. The Company anticipates that it will achieve full double-shift capacity in late 1997 or early 1998. Gross income increased $14.9 and $47.7 million to $17.4 and $45.3 million, respectively, for the three and nine month periods of 1997, when compared to similar periods of 1996. These increases were primarily the result of increased utilization of the pork processing plant along with increased production and weight per hog at the hog production facilities.

Commodity Trading and Milling Segment

Net sales from commodity trading and milling activity decreased by $23.0 and $24.0 million to $47.7 and $201.2 million, respectively, for the three and nine months ended September 30, 1997, compared to the twelve and thirty-six weeks ended September 7, 1996. These decreases are primarily a result of a decrease in commodity prices, mainly wheat and corn, sold in foreign markets. Operating income for the three and nine month periods of 1997 decreased $1.6 and $3.0 million to $2.7 and $8.3 million, respectively, when compared to similar periods of 1996 primarily as a result of lower millfeed prices in foreign markets.

Transportation Segment

Net sales from containerized cargo operations increased by $16.8 and $42.4 million to $76.7 and $222.1 million, respectively, for the three and nine months ended September 30, 1997, compared to the twelve and thirty-six weeks ended September 7, 1996. These increases are primarily a result of increased cargo volumes in certain markets that the Company serves and overall higher container rates combined with the longer accounting period. Operating income from containerized cargo operations increased by $5.0 and $21.8 million to $5.4 and $19.1 million, respectively, for the three and nine month periods of 1997 compared to similar periods in 1996. The increases in operating income were primarily related to increased cargo volumes and higher container rates. A year ago, container rates were under significant competitive pressure but stabilized and began to improve in the fourth quarter of fiscal 1996. Management cannot predict whether rates will continue to improve for the remainder of 1997 or the beginning of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $4.1 and $7.9 million to $34.3 and $103.0 million, respectively, for the three and nine months ended September 30, 1997, compared to the twelve and thirty-six weeks ended September 7, 1996, primarily as a result of a longer accounting period. As a percentage of revenues, SG&A decreased to 8.0% and 8.1% for the three and nine month periods of 1997, respectively, compared to 8.6% and 9.7% for similar periods of 1996 as a result of increased pork production and lower expenses in the transportation segment.

Other Income and Expense

Interest income declined during the nine months ended September 30, 1997, compared to the similar period one year earlier primarily as a result of a decrease in average invested funds. Interest expense increased during the three and nine months ended September 30, 1997, compared to similar periods of 1996, primarily as a result of increased short-term borrowings.

Results from foreign subsidiaries not consolidated for the three and nine months ended September 30, 1997, are primarily attributable to the upgrading and expansion of operations of Tabacal. The Company anticipates incurring additional losses during the remainder of 1997 and throughout 1998 as Tabacal continues its upgrading and expansion activities.

Income Tax Expense

The effective tax rate for the three and nine months ended September 30, 1997
decreased compared to similar periods of 1996.   These decreases were a result
of increased permanently deferred foreign tax earnings during 1997 and the effect of certain other permanent differences on the increased level of income for 1997 compared to 1996.

                     SEABOARD CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended September 30, 1997.

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




                                  DATE: November 14, 1997

                                  Seaboard Corporation



                                  by:     /s/ Robert L. Steer
                                  ---------------------------------------
                                  Robert L. Steer, Vice President-Finance
                                  (Authorized officer and principal
                                   financial and accounting officer)