Form 10-K405
period 1997-12-31
SEABOARD CORP /DE/
filed 1998-03-26
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K


(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1997

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

$136,365,227 (March 6, 1998).  On such date, 332,193 shares were held by non-affiliates, and the stock was sold at $410.50 per share.


        (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,487,519.75 shares of Common Stock as of March 6, 1998.


        DOCUMENTS INCORPORATED BY REFERENCE


Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 5, 6, 7 and 8 are incorporated by reference to the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part III, a part of item 10 and items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 1998 annual meeting of stockholders (the "1998 Proxy Statement").



This Form 10-K and its Exhibits (Form 10-K) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) price for the Company's products and services, or (v) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-K, including without limitation, the information under the headings "Management's Discussion and Analysis of Financial
Condition and Results of Operations", identifies important factors which could cause such differences.


        PART I

Item 1.  Business

(a)     General Development of Business

Seaboard Corporation, a Delaware corporation, the successor corporation to a company first incorporated in 1928, and subsidiaries ("Registrant"), is a diversified international agribusiness and transportation company which is primarily engaged in domestic pork and poultry production and processing, commodity merchandising, baking, flour milling and shipping. Overseas, the Company is primarily engaged in flour and feed milling, shrimp and produce farming and electric power generation. See Item 1(c) (1) (ii) below for a discussion of developments in specific segments.


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


(c)     Narrative Description of Business

(1)     Business Done and Intended to be Done by the Registrant

(i)     Principal Products and Services

Registrant produces hogs and processes pork in the United States and sells fresh pork to further processors, foodservice and retail, primarily in the western half of the United States and foreign markets. Hogs produced at Company owned or leased facilities are processed at the Company's processing plant.

Registrant produces and processes poultry in the United States and sells processed chicken and chicken parts, both directly and through commercial distributors, foodservice and institutional markets, to retail, primarily in the eastern half of the United States and foreign markets.

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


(ii)    Status of Product or Segment

Registrant continues to expand its food production and processing segment by further investing in pork and poultry production and processing facilities. The Registrant has announced plans to construct a second pork processing plant capable of processing over four million hogs annually. In addition, the Registrant plans to construct facilities to produce an additional two million market hogs per year. This expansion is anticipated to include two feed mills and additional hog farrowing, nursing and finishing buildings. During 1997, the Registrant expanded and converted its largest poultry processing plant, located in Athens, Georgia, from retail tray-pack to food service production and added an additional cooking line at the Elberton, Georgia, facility.

The State of Oklahoma has recently enacted a moratorium on the issuance of permits for pork facilities not yet operating. Under the present legislation, the moratorium will remain in effect for one year unless earlier repealed. The effect of the moratorium could be to delay the Company's expansion plans or to increase related development costs.

The Registrant's Argentinean affiliate continues to make improvements to existing operations and expand the sugarcane and citrus fields.




(iii)   Sources and Availability of Raw Materials


None of Registrant's businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers.


(iv)    Patents, Trademarks, Licenses, Franchises and Concessions

Registrant uses two trademarks; Gold-n-Fresh and Easy Entrees for retail sales of poultry products. Registrant uses three trademarks, Season Sweet, Chestnut Hill Farms and Cumars Best in marketing fresh fruits, vegetables and shrimp in the United States. Registrant's Puerto Rican Baking business uses three registered trademarks; Holsum, Country Hearth and Bimbo.

Patents, trademarks, franchises, licenses and concessions are not material to any of Registrant's other businesses.


(v)     Seasonal Business

Profits from processed pork are generally higher in the fall months. Profitability of the poultry operations is generally higher in the summer months. Produce operations are seasonal, depending on the crop being grown. Generally, crops which are exported to the United States are only in production from November through May. The Registrant's other businesses are not seasonally dependent.


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


(x)     Competitive Conditions

Competition in Registrant's food production and processing segment comes from a variety of national and regional producers and is based primarily on product performance, customer service and price. In the October 1997 issue of Successful Farming, an industry trade publication, the Registrant was ranked in the top ten pork producers in the United States based on sows in production. In the January 1998 issue of Broiler Industry, an industry trade publication, the Registrant was ranked as one of the top ten largest poultry processors in the United States based on average weekly production of ready-to-cook chicken.

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


(xiii)  Number of Persons Employed by Registrant

As of December 31, 1997, Registrant, excluding non-controlled, non-consolidated foreign subsidiaries, had 12,031 employees, of whom 10,230 were employed in the United States (including Puerto Rico).


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

Registrant considers its relations with the governments of the countries in which its foreign subsidiaries are located to be satisfactory, but these foreign operations are subject to the normal risks of doing business abroad, including expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls. To minimize these risks, Registrant has insured certain investments in and loans to its flour mill and shrimp farm in Ecuador and its flour mill in Democratic Republic of Congo (formerly Zaire) to the extent deemed appropriate against certain of these risks with the Overseas Private
Investment Corporation, an agency of the United States Government. In addition, the Company has purchased commercial insurance to cover certain forms of political risk if physical damage is done to facilities abroad.

Item 2.  Properties

The Registrant currently has production and distribution facilities in the following states: Alabama, Colorado, Florida, Georgia, Kansas, Kentucky, Maine, Oklahoma, Pennsylvania, New Jersey, North Carolina, Tennessee and Texas. Additionally, the Registrant has wholly or partially owned facilities in Argentina, Chile, Colombia, Costa Rica, Democratic Republic of Congo, Dominican Republic, Ecuador, Guatemala, Guyana, Honduras, Mozambique, Nigeria, Panama, Peru, Puerto Rico, Sierra Leone and Venezuela.

(1)     Food Production and Processing

The Registrant owns a hog processing plant in Oklahoma with a double shift capacity of four million hogs per year. The plant reached double shift capacity in the fourth quarter of 1997. Hog production facilities currently consist of a combination of owned and leased farrowing, nursery and finishing units to support 110,000 sows. Registrant owns three feed mills which have a combined capacity to produce 850,000 tons of feed annually to support the hog production. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

The principal poultry operations of the Registrant consists of five owned and one leased processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packing, deboning or further-processing chickens. The total slaughter capacity is approximately 244 million birds per year. To support these facilities, the Registrant operates four feed mills, four hatcheries and a network of 680 contract growers that supply pullet, breeder and broiler farms. These facilities are located in Alabama, Georgia, Kentucky and Tennessee.

The Registrant owns in whole or in part seven flour mills with capacity to produce 49,400 cwts of bakery flour and mill feed per day. In addition, Registrant has feed mill capacity of 35 tons per hour to produce formula animal feed. The flour mills, located in Democratic Republic of Congo, Ecuador, Guyana, Mozambique, Nigeria, Puerto Rico and Sierra Leone, and the feed mills located in Democratic Republic of Congo, Ecuador and Nigeria are owned except for a flour mill in Sierra Leone which is located on land which the Government of Sierra Leone has agreed to lease for a remaining term of 16 years, and a Nigerian flour and feed mill with a remaining lease term of 77 years and renewal option of 75 years.

The Registrant owns two bakeries in Puerto Rico.

The Registrant, by itself or through non-controlled subsidiaries, operates approximately 3,100 acres of shrimp ponds in Honduras and Ecuador. Approximately 2,400 acres are leased for a eighteen year term and the rest are owned.

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

The Registrant owns six 9,000 metric-ton deadweight dry bulk carriers and three containerized ocean cargo vessels with deadweights ranging from 6,818 to 12,648 metric-tons. In addition, Registrant timecharters, under short-term agreements, between fifteen and eighteen containerized ocean cargo vessels with deadweights ranging from 2,488 to 9,200 metric-tons. Registrant also bare boat charters, under long-term lease agreements, three containerized ocean cargo vessels with deadweights ranging from 12,169 to 12,648 metric tons.


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

Name (Age)                              Positions and Offices with
                                        Registrant and Affiliates

H. Harry Bresky (72)                    President of Registrant;
                                        President and Treasurer of
                                        Seaboard Flour Corporation
                                        (SFC)

Joe E. Rodrigues (61)                   Executive Vice President and
                                        Treasurer

Rick J. Hoffman (43)                    Vice President

Steven J. Bresky (44)                   Vice President

Robert L. Steer (38)                    Vice President - Finance

Douglas W. Schult (41)                  Vice President - Human
                                        Resources

David M. Becker (36)                    Assistant Secretary and
                                        Director of Legal Affairs


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


Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 is hereby incorporated by reference to Registrant's "Quarterly Financial Data," "Independent Auditors' Report," "Consolidated Statements of Earnings," "Consolidated Statements of Stockholders' Equity," " Consolidated Balance Sheets," " Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on pages 28 through 47 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


        PART III


Item 10.  Directors and Executive Officers of Registrant


Refer to "Executive Officers of Registrant" in Part I.

Information required by this item relating to directors of Registrant has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1997, the close of its fiscal year. The information required by this item relating to directors is incorporated by reference to "Item 1" appearing on pages 3 and 4 of the 1998 Proxy statement. The information required by this item relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the last paragraph on page 2 of the Registrant's 1998 Proxy Statement.


Item 11.  Executive Compensation

This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1997, the close of its fiscal year. The information required by this item is incorporated by reference to "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 5, 6, 7 and 9 of the 1998 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1997, the close of its fiscal year. The information required by this item is incorporated by reference to "Principal Stockholders" appearing on page 2 and "Election of Directors" on page 3 of the 1998 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1997, the close of its fiscal year. The information required by this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" appearing on page 9 of the 1998 Proxy Statement.


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

            3.2 - Registrant's By-laws, as amended.

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


    * 10.1 Registrant's Executive Retirement Plan dated January 1, 1997 amending and restating Registrant's Executive Retirement Plan, as amended, dated October 14, 1994 previously filed as incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended September 10, 1994. The addenda have been omitted from the filing, but will be provided supplementary upon request of the Commission.

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




Date: March 26, 1998                             Date: March 26, 1998






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


Date: March 26, 1998                             Date: March 26, 1998




/s/David A. Adamsen                              /s/Thomas J. Shields
-----------------------------                    -------------------------
David A. Adamsen, Director                       Thomas J. Shields, Director


Date: March 26, 1998                             Date: March 26, 1998






                      SEABOARD CORPORATION AND SUBSIDIARIES

                 Consolidated Financial Statements and Schedule
                                   (Form 10-K)
                       Securities and Exchange Commission
                      For the year ended December 31, 1997

                  (With Independent Auditors' Report Thereon)




                      SEABOARD CORPORATION AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

                             Financial Statements
                             --------------------




                                                            Stockholders'
                                                         Annual Report Page
                                                         ------------------

Independent Auditors' Report                                      34


Consolidated Balance Sheets as of December 31, 1997
and December 31, 1996                                             37


Consolidated Statements of Earnings for the years
  ended December 31, 1997, December 31, 1996 and
  December 31, 1995                                               35


Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, December 31, 1996 and
  December 31, 1995                                               36


Consolidated Statements of Cash Flows for the years
  ended December 31, 1997, December 31, 1996 and
  December 31, 1995                                               39


Notes to Consolidated Financial Statements                        40


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

                                F-1



                     SEABOARD CORPORATION AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

                                   Schedule
                                   --------

                                                                      Page
                                                                      ----

II - Valuation and Qualifying Accounts for the years ended
               December 31, 1997, 1996 and 1995                       F-4


All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

                                F-2



        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Seaboard Corporation:


Under date of March 6, 1998, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the December 31, 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December
31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


Kansas City, Missouri
March 6, 1998


                                F-3



                                                          Schedule II

                 SEABOARD CORPORATION AND SUBSIDIARIES
                   Valuation and Qualifying Accounts
                            (In Thousands)


                               Balance at                Write-offs   Balance
                               beginning    Provision    net of       at end
                               of year         (1)       recoveries   of year
                               -----------  ---------    ----------   --------
Year ended December 31, 1997:

    Allowance for doubtful
       accounts                 $ 19,448       3,845         2,635    $ 20,658
                               ===========  =========    ==========   ========


Year ended December 31, 1996:

    Allowance for doubtful
       accounts                 $ 17,088       4,122         1,762    $ 19,448
                               ===========  ========     ==========   ========


Year ended December 31, 1995:

    Allowance for doubtful
       accounts                 $  9,196      10,554         2,662    $ 17,088
                               ===========  ========     ==========   ========










(1)  Charged to selling, general and administrative expenses.



                                F-4