Form 10-Q
period 1998-03-31
SEABOARD CORP /DE/
filed 1998-05-14
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

                                  OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to _______
                             _____________

  Commission File Number 1-3390

                         Seaboard Corporation
  _____________________________________________________________
        (Exact name of registrant as specified in its charter)

             Delaware                           04-2260388
  _______________________________    ___________________________________
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

  9000 W. 67th Street, Shawnee Mission, Kansas          66202
  ____________________________________________        _________
  (Address of principal executive offices)            (Zip Code)

  (Registrant's telephone number, including area code)    (913) 676-8800


                            Not Applicable
  _______________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___.


       There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on April 30, 1998.


                                   Total pages in filing - 13 pages

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                 March 31, 1998 and December 31, 1997
                        (Thousands of dollars)

                                                   March 31,    December 31,
                                                     1998           1997
                        Assets
  Current assets:
  Cash and cash equivalents                      $    8,751      $    8,552
  Short-term investments                            109,385         108,744
  Receivables, net                                  185,587         175,640
  Inventories                                       190,019         211,024
  Deferred income taxes                              10,179           9,730
  Prepaid expenses and deposits                      19,556          15,545
       Total current assets                         523,477         529,235
Investments in and advances to foreign affiliates   100,089          93,668
Net property, plant and equipment                   479,772         486,373
Other assets                                         18,892          15,109
       Total assets                              $1,122,230      $1,124,385

       Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                         $  168,621      $  157,445
  Current maturities of long-term debt                6,854           6,843
  Accounts payable                                   63,997          78,805
  Other current liabilities                         116,866         117,809
       Total current liabilities                    356,338         360,902
Long-term debt, less current maturities             306,393         306,666
Deferred income taxes                                27,443          27,943
Other liabilities                                    30,549          29,859
       Total non-current and deferred liabilities   364,385         364,468

Stockholders' equity:
  Common stock of $1 par value,
          Authorized 4,000,000 shares;
          issued 1,789,599 shares                     1,790           1,790

  Less 302,079 shares held in treasury                 (302)           (302)
                                                      1,488           1,488
  Additional capital                                 13,214          13,214
  Accumulated other comprehensive income                 11              10
  Retained earnings                                 386,794         384,303
       Total stockholders' equity                   401,507         399,015
Total liabilities and stockholders' equity       $1,122,230      $1,124,385

          See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
              Three months ended March 31, 1998 and 1997
            (Thousands of dollars except per share amounts)


                                                   March 31,       March 31,
                                                     1998            1997
Net sales                                        $  446,532      $  400,180
Cost of sales and operating expenses                398,056         348,211
 Gross income                                        48,476          51,969
Selling, general and administrative expenses         36,215          35,849
 Operating income                                    12,261          16,120
Other income(expense):
 Interest income                                      1,616           1,211
 Interest expense                                    (7,812)         (7,760)
 Loss from foreign affiliates                        (2,576)         (1,649)
 Miscellaneous                                          620             303
 Total other income (expense), net                   (8,152)         (7,895)
Earnings before income taxes                          4,109           8,225
Income tax expense                                    1,245           2,889
Net earnings                                     $    2,864      $    5,336
Earnings per common share                        $     1.93      $     3.59
Dividends declared per common share              $      .25      $      .25
Average number of shares outstanding              1,487,520       1,487,520


          See notes to condensed consolidated financial statements.

                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 1998 and 1997
                        (Thousands of dollars)


                                                   March 31,       March 31,
                                                     1998            1997
Cash flows from operating activities:
   Net earnings                                  $    2,864      $    5,336

   Adjustments to reconcile net earnings to
    cash from operating activities:
         Depreciation and amortization               15,334          13,904
         Equity in losses of foreign affiliates       2,576           1,649
         Deferred income taxes                         (949)          1,467
   Changes in current assets and liabilities:
         Receivables, net of allowance               (9,947)         (7,984)
         Inventories                                 21,005         (15,280)
         Prepaid expenses and deposits               (4,011)            892
         Current liabilities exclusive of debt      (15,751)         11,722
         Other, net                                    (925)            912
               Net cash from operating activities    10,196          12,618

Cash flows from investing activities:
   Purchase of investments                          (66,758)        (54,178)
   Proceeds from the sale or maturity of investments 66,118          39,538
   Capital expenditures, net                        (12,644)        (15,378)
   Proceeds from sale of equipment                    3,848             865
   Investments in and advances to foreign affiliates (8,997)            990
   Investment in domestic affiliate                  (2,500)              -
   Notes receivable                                     394            (320)
                Net cash from investing activities  (20,539)        (28,483)

Cash flows from financing activities:
   Notes payable to bank, net                        11,176           3,791
   Proceeds from long-term debt                           -          10,032
   Principal payments of long-term debt                (262)           (339)
   Bond construction fund                                 -          (3,634)
   Dividends paid                                      (372)           (372)
                Net cash from financing activities   10,542           9,478

Net change in cash and cash equivalents                 199          (6,387)
Cash and cash equivalents at beginning of year        8,552          11,467
Cash and cash equivalents at end of quarter      $    8,751      $    5,080



       See notes to condensed consolidated financial statements.

                 SEABOARD CORPORATION AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its wholly owned domestic and foreign subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-controlled foreign affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1997 as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998. This statement establishes requirements for reporting and display of comprehensive income and its components. For the three months ended March 31, 1998 and 1997, Other Comprehensive Income adjustments consisted of an immaterial unrealized gain on available-for-sale securities, net of tax.


Note 2 - Inventories

The following is a summary of inventories at March 31, 1998 and December 31, 1997 (in thousands):

                                                 March 31, December 31,
                                                   1998        1997

At lower of last-in, first-out (LIFO) cost or market:

    Live poultry                                 $ 26,139   $ 27,116
    Dressed poultry                                21,860     32,496
    Feed and baking ingredients, packaging
      supplies and other                            6,512      6,970
                                                   54,511     66,582
    LIFO allowance                                 (2,910)    (4,744)
        Total inventories at lower of LIFO cost
      or market                                    51,601     61,838
At lower of first-in, first-out (FIFO) cost or
market:
    Live hogs                                      79,764     76,484
    Grain, flour and feed                          22,459     37,575
    Crops in production, fertilizers and
      pesticides                                   10,704     11,166
    Dressed pork                                    8,300      8,388
    Other                                          17,191     15,573
        Total inventories at lower of FIFO cost
      or market                                   138,418    149,186
        Total inventories                        $190,019   $211,024



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



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

                              March 31,             December 31,
                                 1998                   1997
Current ratio                   1.47:1                 1.47:1
Working capital                 $167.1                 $168.3



Cash from operating activities for the three months ended March 31, 1998 was $10.2 million, compared to $12.6 million in the same quarter one year earlier. The decrease in cash flows was primarily related to decreases in net income and changes in deferred income taxes, partially offset by increases in depreciation and amortization.

Overall working capital did not change significantly in the first quarter of 1998 compared to the first quarter of 1997. Changes in individual components of working capital are primarily related to the sell-off of a build-up of poultry leg-quarter inventory, and the timing of normal transactions including voyage settlements and trade payables.

The Company invested $11.0 million in property, plant and equipment in the food production and processing segment for the three months ended March 31, 1998.

Capital expenditures in the pork division of $4.5 million were primarily for improvements to the pork processing plant. During 1998, an additional $15.0 million is expected to be spent on existing facilities. In connection with previously disclosed plans to expand production from two million to four million hogs per year, the Company is currently making arrangements to produce an additional one million hogs per year, increasing annual production to three million head. This increase in hog production will be accomplished through a combination of operating lease arrangements and third party contract growers. The timing of the second million head of additional annual production capacity, which would expand production to four million hogs per year, as well as the Company's previously announced plans to construct a second processing plant, has not been finalized.

Capital expenditures of $5.9 million for the three months ended March 31, 1998 were made in the poultry division, primarily for the continuing expansion projects at the Athens and Elberton, Georgia, poultry facilities. The Company anticipates spending $15.0 million over the next nine months to complete these expansions and make general upgrades to other poultry facilities. Management anticipates these expenditures will be financed by internally generated cash.

Other capital expenditures in the food production and processing segment for the three months ended March 31, 1998 included $0.6 million in general modernization and efficiency upgrades of plant and equipment.

Capital expenditures in the transportation segment through March 31, 1998 totaled $1.1 million for general replacement and upgrades of property and equipment.

During the three months ended March 31, 1998, the Company made $9.1 million in advances to and non-voting investments in Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal) in which the Company owns a non-controlling interest. For the remainder of 1998, the Company anticipates guaranteeing loans made to Tabacal by third parties and/or making additional advances to and/or non-voting investments in Tabacal of approximately $10.0 million.

In the first quarter of 1998, the Company's one-year revolving credit facilities maturing during the first quarter of 1998 were extended for an additional year. As of March 31, 1998, the Company had $141.4 million outstanding under one-year revolving credit facilities totaling $160.0 million and $27.2 million outstanding under short-term uncommitted credit lines totaling $92.5 million.

In January 1998, the Company invested $2.5 million for a minority interest in a new limited liability company in Maine. The new company acquired the assets of an existing seafood company which processes and distributes prepackaged smoked seafood and related products. The investment is being accounted for using the equity method.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1998 increased by $46.3 million compared to the three months ended March 31, 1997. Operating income decreased by $3.8 million compared to the same quarter one year ago.

The segment distribution of net sales and operating income compared to the prior year are as follows (in millions):


                            Net Sales           Operating Income
                       March 31,   March 31,   March 31,  March 31,
                         1998        1997        1998       1997

Food Production and
Processing Segment     $ 277.2     $ 251.5     $  1.7     $  7.5

Commodity Trading
and Milling Segment       82.6        70.8        2.5        2.7

Transportation Segment    78.3        68.6        7.9        6.6

Other                      8.4         9.3        0.2       (0.7)

                       $ 446.5     $ 400.2     $ 12.3     $ 16.1


Food Production and Processing Segment

An industry wide surplus of meat has resulted in lower sales prices in most meat markets beginning in the latter part of 1997. Despite lower poultry and pork prices, net sales for the food production and processing segment increased $25.7 million for the first quarter of 1998 compared to the first quarter of 1997 primarily as a result of increased poultry and pork sales volumes. Operating income decreased $5.8 million for the first quarter of 1998 compared to the first quarter of 1997 primarily as a result of lower pork margins described below.

Net  sales  of  poultry products totaled $125.2 million in  the  first quarter  of  1998, an increase of $8.7 million compared to  the  first quarter of 1997. This increase is primarily a result of increased sales volume at the Elberton, Georgia, plant and, to a lesser extent, selling off a build-up of leg-quarter inventory. The addition of an additional cooking line at the Elberton location in late 1997 has increased its processing capacity. Gross income from poultry sales increased to $7.5 million in the first quarter of 1998 from $6.3 million in the first quarter of 1997, primarily as a result of lower finished feed costs, partially offset by lower sales prices. Management cannot predict whether grain prices will remain at current levels during the remainder of the year.

Net sales for the pork operations increased by $16.8 million to $121.7 million in the first quarter of 1998 compared to the first quarter of 1997. The increase primarily resulted from increased sales of pork at the hog processing plant, which operated at double-shift production during the first quarter of 1998, compared with single-shift production in the first quarter of 1997. Despite higher sales volumes, lower prices for finished pork products without a comparable decrease in the cost of production resulted in a decrease in gross income to $1.5 million for the first quarter of 1998 compared to $10.5 million for the first quarter of 1997. Management anticipates that lower pork prices will continue to have a negative effect on financial results during 1998 compared to 1997.

Commodity Trading and Milling Segment

Net sales from commodity trading and milling activity increased by $11.8 million to $82.6 million in the first quarter of 1998 compared to the first quarter of 1997. The increase is primarily a result of higher volumes of commodity sales, mainly soybeans, to foreign markets. Operating income for the first quarter of 1998 decreased $0.2 million when compared to the first quarter of 1997 primarily as a result of costs associated with the collection of certain receivables.

Transportation Segment

Net sales from containerized cargo operations increased by $9.7 million to $78.3 million in the first quarter of 1998 compared to the first quarter of 1997. Operating income from containerized cargo operations increased by $1.3 million in the first quarter of 1998 compared to the same quarter one year ago. These increases are primarily related to increased cargo volumes in certain markets that the Company serves.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $0.4 million to $36.2 million for the first quarter of 1998 compared to the first quarter of 1997. As a percentage of revenues, SG&A decreased to 8.1% from 9.0% compared to the first quarter of 1997 primarily as a result of increased pork production.

Other Income and Expense

Interest income increased during the quarter compared to the same quarter one year earlier resulting primarily from an increase in average invested funds.

Losses from foreign affiliates for the first quarter of 1998 are primarily attributable to the operations of Tabacal. During the first quarter of 1997, losses attributable to Tabacal were reduced by interest income recorded on the related advances. During the second quarter of 1997, the Company ceased recording interest income. Subsequently, the Company recorded the advances as long-term when it was determined that they would not be repaid on a short-term basis. The Company anticipates incurring losses during 1998 similar to 1997.

Other Financial Information

The  Company  will  adopt Statement of Financial Accounting  Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ending December 31, 1998. This statement requires companies to report certain information about operating segments in their financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Application to interim financial statements in the year of adoption is not required, however, comparative information for interim periods in the year of adoption will be reported in the financial statements for interim periods in fiscal 1999.

                 SEABOARD CORPORATION AND SUBSIDIARIES

                      PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


The  annual  meeting of stockholders was held on  April  27,  1998  in
Newton, Massachusetts. Two items were submitted to a vote of stockholders as described in the Company's Proxy Statement dated March 26, 1998. The table below briefly describes the proposals and results of the stockholders' vote.


                                  Votes in      Votes
                                   Favor       Against   Abstain

1.  To elect:
     H. Harry Bresky,           1,441,755.25       0      1,783
     Joe E. Rodrigues           1,441,765.25       0      1,773
     David A. Adamsen           1,441,665.25       0      1,873
     and Thomas J. Shields      1,441,665.25       0      1,873
     As directors.

2.  To ratify selection of
     KPMG Peat Marwick LLP
     As independent auditors.   1,441,999.25     560        979

                 SEABOARD CORPORATION AND SUBSIDIARIES

                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended March 31, 1998.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the price for the Company's products and services, (v) the anticipated improvement in the financial results of Tabacal, or (vi) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.

                      PART II - OTHER INFORMATION



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  May 14, 1998

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Vice President-Chief
                               Financial Officer (Authorized officer
                               and principal financial and accounting
                               officer)