Form 10-Q
period 1998-06-30
SEABOARD CORP /DE/
filed 1998-08-13
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to _______
                             _____________

Commission File Number 1-3390

                         Seaboard Corporation
        (Exact name of registrant as specified in its charter)

             Delaware                   04-260388
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
  incorporation or organization)

9000 W. 67th Street, Shawnee Mission, Kansas       66202
  (Address of principal executive offices)      (Zip Code)

(Registrant's telephone number, including area code)  (913) 676-8800

                     Not Applicable
 (Former name, former address and former fiscal year, if
               changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___.

  There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on July 31, 1998.

                                   Total pages in filing - 13 pages


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                  June 30, 1998 and December 31, 1997
                        (Thousands of dollars)

                                                  (Unaudited)
                                                    June 30,    December 31,
                                                       1998         1997
                         Assets
Current assets:
  Cash and cash equivalent                        $    4,755   $    8,552
  Short-term investments                             115,914      108,744
  Receivables, net                                   178,581      175,640
  Inventories                                        187,526      211,024
  Deferred income taxes                               10,576        9,730
  Prepaid expenses and deposits                       16,640       15,545
       Total current assets                          513,992      529,235
Investments in and advances to foreign affiliates    117,174       93,668
Net property, plant and equipment                    475,790      486,373
Other assets                                          16,357       15,109
       Total assets                               $1,123,313   $1,124,385

          Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                          $  176,713   $  157,445
  Current maturities of long-term debt                 6,867        6,843
  Accounts payable                                    63,699       78,805
  Other current liabilities                          100,028      117,809
       Total current liabilities                     347,307      360,902

Long-term debt, less current maturities              306,223      306,666
Deferred income taxes                                 29,429       27,943
Other liabilities                                     31,284       29,859
       Total non-current and deferred liabilities    366,936      364,468

Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                         1,790        1,790
  Less 302,079 shares held in treasury                  (302)        (302)
                                                       1,488        1,488
  Additional capital                                  13,214       13,214
  Accumulated other comprehensive income                  13           10
  Retained earnings                                  394,355      384,303
       Total stockholders' equity                    409,070      399,015
Total liabilities and stockholders' equity        $1,123,313   $1,124,385

     See notes to condensed consolidated financial statements.


                      SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                    Three months ended June 30, 1998 and 1997
                 (Thousands of dollars except per share amounts)
                                 (Unaudited)


                                               June 30,     June 30,
                                                 1998         1997

Net sales                                    $  454,645   $  449,366
Cost of sales and operating expenses            400,257      392,286
  Gross income                                   54,388       57,080
Selling, general and administrative expenses     35,132       32,871
  Operating income                               19,256       24,209
Other income (expense):
  Interest income                                 1,920        1,483
  Interest expense                               (8,046)      (7,141)
  Loss from foreign affiliates                   (2,560)      (3,069)
  Miscellaneous                                   1,139          219
  Total other income (expense), net              (7,547)      (8,508)
Earnings before income taxes                     11,709       15,701
Income tax expense                                3,777        5,196
Net earnings                                 $    7,932   $   10,505
Earnings per common share                    $     5.33   $     7.06
Dividends declared per common share          $      .25   $      .25
Average number of shares outstanding          1,487,520    1,487,520

          See notes to condensed consolidated financial statements.


                SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                Six months ended June 30, 1998 and 1997
             (Thousands of dollars except per share amounts)
                              (Unaudited)


                                                June 30,     June 30,
                                                  1998         1997

Net sales                                    $  901,177   $  849,546
Cost of sales and operating expenses            798,313      740,497
 Gross income                                   102,864      109,049
Selling, general and administrative expenses     71,347       68,720
 Operating income                                31,517       40,329
Other income (expense):
 Interest income                                  3,536        2,694
 Interest expense                               (15,858)     (14,901)
 Loss from foreign affiliates                    (5,136)      (4,718)
 Miscellaneous                                    1,759          522
 Total other income (expense), net              (15,699)     (16,403)
Earnings before income taxes                     15,818       23,926
Income tax expense                                5,022        8,085
Net earnings                                 $   10,796   $   15,841

Earnings per common share                    $     7.26   $    10.65
Dividends declared per common share          $      .50   $      .50
Average number of shares outstanding          1,487,520    1,487,520


          See notes to condensed consolidated financial statements.

                SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                Six months ended June 30, 1998 and 1997
                        (Thousands of dollars)
                             (Unaudited)

                                                      June 30,     June 30,
                                                        1998         1997

Cash flows from operating activities:
  Net earnings                                     $   10,796  $   15,841
  Adjustments to reconcile net earnings to
    cash from operating activities:
       Depreciation and amortization                   31,265      28,236
       Loss from foreign affiliates                     5,136       4,718
       Deferred income taxes                              639       4,005
       Gain from sale of fixed assets                  (1,479)       (543)
  Changes in current assets and liabilities:
       Receivables, net of allowance                   (2,941)     (3,160)
       Inventories                                     23,498     (28,331)
       Prepaid expenses and deposits                   (1,095)    (10,594)
       Current liabilities exclusive of debt          (32,887)     32,217
  Other, net                                              241       1,779
            Net cash from operating activities         33,173      44,168
Cash flows from investing activities:
  Purchase of investments                            (160,179)   (117,590)
  Proceeds from the sale or maturity of investments   153,013     105,374
  Capital expenditures                                (24,670)    (37,600)
  Proceeds from sale of fixed assets                    6,675       3,771
  Investments in and advances to foreign affiliates   (28,642)    (22,137)
  Investment in domestic affiliate                     (2,500)          -
  Notes receivable                                      1,228         160
            Net cash from investing activities        (55,075)    (68,022)
Cash flows from financing activities:
  Notes payable to bank, net                           19,268      10,243
  Proceeds from long-term debt                              -      10,032
  Principal payments of long-term debt                   (419)       (482)
  Bond construction fund                                    -      (1,047)
  Dividends paid                                         (744)       (744)
            Net cash from financing activities         18,105      18,002
Net change in cash and cash equivalents                (3,797)     (5,852)
Cash and cash equivalents at beginning of year          8,552      11,467
Cash and cash equivalents at end of quarter        $    4,755  $    5,615


       See notes to condensed consolidated financial statements.


       SEABOARD CORPORATION AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts
of Seaboard Corporation  and  its  wholly owned domestic
and foreign  subsidiaries (the "Company").
All   significant  intercompany   balances   and
transactions  have  been eliminated in consolidation.
The Company's investments in non-controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1997 as filed in its Annual Report on Form 10-K.

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
requirements for reporting and display of comprehensive income and its components. For the three and six months ended June 30, 1998 and 1997, Other
Comprehensive Income adjustment consisted of an immaterial unrealized gain on available-for-sale securities, net of tax.


Note 2 - Inventories

The following is a summary of inventories at June 30, 1998 and December 31, 1997 (in thousands):

                                                        June 30,   December 31,
                                                          1998         1997
At lower of last-in, first-out (LIFO) cost or market:
  Live poultry                                         $   25,801   $   27,116
  Dressed poultry                                          25,232       32,496
  Feed and baking ingredients, packaging
     supplies and other                                     6,848        6,970
                                                           57,881       66,582
  LIFO allowance                                           (1,263)      (4,744)
   Total inventories at lower of LIFO cost or market       56,618       61,838

At lower of first-in, first-out (FIFO) cost or market:
  Live hogs                                                79,736       76,484
  Grain, flour and feed                                    17,689       37,575
  Crops in production and related materials                10,433       11,166
  Dressed pork                                              6,780        8,388
  Other                                                    16,270       15,573

Total inventories at lower of FIFO cost or market         130,908      149,186
       Total inventories                               $  187,526   $  211,024


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



Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

                                 June 30,          December 31,
                                   1998                1997

Current ratio                     1.48:1              1.47:1
Working capital                   $166.7              $168.3



Cash  from operating activities for the six months ended
June 30, 1998 was  $33.2 million, compared to $44.2
million for the six months ended June 30, 1997.  The
decrease in cash flows was primarily related to  a
decrease  in net income and a net decrease in noncash
working  capital items.   Changes  in  individual
components of working capital are primarily related to the sell-off of a previous build-up of poultry leg-quarter inventory, and the timing of normal transactions including voyage settlements and trade payables.

The Company invested $21.8 million in property, plant and equipment in the food production and processing segment for the six months ended June 30, 1998.

Capital  expenditures  in  the  pork division  of  $9.0
million  were primarily  for  improvements to the pork
processing  plant.   For  the remainder of 1998, an
additional $4.5 million is expected to be spent on existing facilities. The Company previously disclosed plans to construct a second processing plant and increase annual production from two to four million hogs. In connection with these plans, the Company is currently making arrangements to increase annual production to three million hogs.
This increase in hog production will be accomplished through a combination of operating lease arrangements and third party contract growers. The timing of expanding production from three to four million hogs, as well as the construction of the second processing plant, have not been finalized.

Capital  expenditures of $11.2 million for the six months
ended  June 30,  1998  were  made  in  the  poultry
division,  primarily  for  the completion of expansion
projects at the Athens and Elberton,  Georgia, poultry
facilities.  The Company anticipates spending  $10.7
million for the remainder of 1998 primarily to make general upgrades to its poultry facilities. Management anticipates these expenditures will be financed by internally generated cash.

Capital expenditures in the transportation segment through June 30, 1998 totaled $2.0 million for general replacement and upgrades of property and equipment.

During the six months ended June 30, 1998, the Company made $29.8 million in advances to and non-voting investments in Ingenio y Refineria San Martin del
Tabacal S.A. (Tabacal) in which the Company owns a non-controlling interest. The Company cannot presently predict the amount of additional advances that may be needed for the remainder of 1998.

In the first quarter of 1998, the Company extended committed, one-year revolving credit facilities totaling
$145 million for an additional year. As of June 30, 1998, the Company had $142.2 million outstanding under committed, one-year revolving credit facilities totaling
$160.0 million and $34.5 million outstanding under short-term uncommitted credit lines totaling $95.0 million.

In January 1998, the Company invested $2.5 million for a minority interest in a new limited liability company in Maine. The new company acquired the assets of an existing seafood company which processes and distributes prepackaged smoked seafood and related products. The investment is being accounted for using the equity method.

In  June 1998, the Company, pursuant to a joint venture
with two other partners, completed its acquisition of an
interest in a flour mill  in Haiti.  The Company made an
investment of $3.0 million for a minority
interest  in  the joint venture, which in turn owns 70% of
a  Haitian company  which  owns  the  flour mill.   In
July 1998, the Company completed the acquisition of a 50% interest in a flour mill in Lesotho for approximately
$5.0 million. These investments are being accounted for using the equity method.

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

RESULTS OF OPERATIONS

The segment distribution of the increase (decrease) in net sales and operating income compared to the prior year are as follows (in millions):


                             Net Sales             Operating Income
                          Quarter Year-to-Date  Quarter Year-to-Date
Food Production and
   Processing Segment    $  4.8      $ 30.5        $ (5.3)     $(11.0)
Commodity Trading and
   Milling Segment         (5.2)        6.7           1.5         1.2
Transportation Segment      6.5        16.1          (0.1)        1.2
Other                      (0.8)       (1.7)         (1.1)       (0.2)
                         $  5.3      $ 51.6        $ (5.0)     $ (8.8)

Food Production and Processing Segment

Since  late  1997,  an industry wide increase in meat
production  has resulted  in lower sales prices in most
meat markets, especially  pork products.   Although  pork
prices continue to  be  depressed,  poultry prices
improved  during the second quarter of  1998.   Despite
these recent price pressures, net sales for the food production and processing segment increased $4.8 and $30.5 million, respectively, for the three and six months ended June 30, 1998 primarily as a result of increased poultry and pork sales volumes. Operating income decreased $5.3 and $11.0 million, respectively, for the three and six months ended June 30, 1998, compared to the same periods one year earlier. As more fully described below, these decreases are primarily the result of a substantial decrease in pork margins, partially offset by improved poultry margins.

Net  sales  of poultry products totaled $124.7 and $249.9
million  for the three and six months ended June 30, 1998,
an increase of $10.0 and $18.6  million compared to the
periods one year earlier, respectively. These  increases
are primarily a result of increased sales  volume  at the
Elberton, Georgia, plant and, to a lesser extent, selling
off  a build-up of leg-quarter inventory.  The addition of
a new cooking line at  the  Elberton  location in late
1997 has increased  the  Company's capacity to offer
further processed products in place of retail  traypack
products.  Gross income from poultry sales increased to
$14.0 and $21.5   million  for  the  three  and  six
month  periods  of   1998, respectively, from $4.1 and
$10.4 million for the similar periods of 1997. These increases are primarily the result of lower finished feed costs and uninterrupted operation of the Athens, Georgia, plant. During 1997, the Athens plant was shut down for one week to convert from retail tray-pack to food service production.

Net sales for the pork operations totaled $133.2 and $254.9 million for the three and six months ended June
30, 1998, a decrease of $4.3 million and an increase of $12.5 million compared to the same periods one year earlier, respectively. The decrease in sales for the three month period resulted from lower sales prices, despite an increase in sales volume. The increase in sales for the six month period resulted from increased sales volumes partially offset by lower sales prices. The increases in sales volume are the result of the hog processing plant operating at double-shift production during the entire first six months of 1998, compared with single-shift production in the first quarter of 1997 and double-shift capacity for only part of the second quarter of 1997. Gross income decreased to $3.9 and $5.4 million for the three and six months ended June
30, 1998, respectively, compared to $17.4 and $27.9 million for the same periods one year earlier. The decreases in gross income are primarily the result of lower prices for finished pork products without a comparable decrease in the cost of production.
Management anticipates that lower pork prices will continue to have a negative effect on financial results during the remainder of 1998 compared to 1997.

Commodity Trading and Milling Segment

Compared  with  the  same  periods one year earlier,  net
sales  from commodity trading and milling activity
decreased $5.2 to $77.6 million for  the three month
period, and increased $6.7 to $160.2 million  for the  six
month period.  The decrease in sales for the three months
was primarily  a  result of lower volumes of commodity
sales  to  foreign
markets.   The increase for the six months is primarily
the result  of
higher  volumes of commodity sales, mainly soybeans,
partially  offset by  lower  commodity prices.  Operating
income for the three  and  six months  ended June 30,
1998, increased $1.5 and $1.2 million, to  $4.3 and  $6.8
million, respectively, compared to the same periods one year earlier. The increases are the result of increased income from operating certain mills in foreign countries.

Transportation Segment

Net  sales from containerized cargo operations increased
by  $6.5  and $16.1 million to $83.3 and $161.6 million
for the three and six months ended  June  30, 1998,
respectively, compared to the same periods  one year
earlier.   Operating income from containerized cargo
operations decreased  $0.1  to  $7.0  million for the
three  month  period,  and increased  $1.2  to  $14.9
million for the  six  month  period.  The
increases  in  revenue  and six month operating income
are  primarily related to increased cargo volumes in
certain markets that the Company serves.   Increased cargo
capacities result in higher profit  margins. The  decrease
in  operating  income for the  three  month  period  is
primarily   attributable  to  an  increase  in  various
general and administrative costs.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses
increased $2.3 and $2.6  million to $35.1 and $71.3
million for the three and six  months ended  June  30,
1998, respectively, compared to the same periods  one year
earlier.  As a percentage of revenues, and compared with
the same periods  one  year earlier, SG&A increased from
7.3% to 7.7%  for  the three  month period, and decreased
from 8.1% to 7.9% for the six month period.   SG&A
increased for the three months as a result of increased selling expenses in the poultry division and various general and administrative costs in the transportation segment. SG&A decreased as a percentage of revenues for the six months as a result of increased pork production.

Other Income and Expense

Interest  income increased during the three and six months
ended  June 30,  1998,  compared  to the same periods one
year earlier,  primarily from   an  increase  in  average
invested  funds.   Interest  expense increased  during the
three and six month periods of 1998 compared to same periods in 1997 as a result of increased short-term borrowings. Loss from foreign affiliates is primarily related to Tabacal.

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

During  the second quarter of 1998 the Financial
Accounting  Standards
board  issued Statement of Financial Accounting Standards
(SFAS)  No. 133,  "Accounting for Derivative Instruments
and Hedging  Activities." This  statement  establishes
accounting and  reporting  standards  for derivative
instruments and all hedging activities.  It requires  that
an entity recognize all derivatives as either assets or
liabilities at their  fair  values.  Accounting for
changes in the fair  value  of  a derivative   depends  on
its  designation  and  effectiveness.    For derivatives
that qualify as effective hedges, the change in fair value
will  have  no  net  impact on earnings until the  hedged
transaction affects  earnings.  For derivatives that are
not designated as hedging instruments,  or for the
ineffective portion of a hedging  instrument, the  change
in  fair value will affect current period earnings.   The
Company will adopt SFAS No. 133 during its first quarter of fiscal 2000 and does not believe it will have a material impact on the Company's reported financial position, results of operations or cash flows.

                 SEABOARD CORPORATION AND SUBSIDIARIES

                PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended June 30, 1998.


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




                           DATE:  August 13, 1998

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Vice President-Chief
                               Financial Officer (Authorized officer
                               and principal financial and accounting
                               officer)