Form 10-Q
period 1998-09-30
SEABOARD CORP /DE/
filed 1998-11-12
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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


       There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on October 31, 1998.

                                   Total pages in filing - 15 pages

                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997
                        (Thousands of dollars)

                                                  (Unaudited)
                                                 September 30, December 31,
                                                     1998          1997
                            Assets
Current assets:
  Cash and cash equivalents                       $   12,865   $    8,552
  Short-term investments                             117,963      108,744
  Receivables, net                                   177,921      175,640
  Inventories                                        196,807      211,024
  Deferred income taxes                               11,117        9,730
  Prepaid expenses and deposits                       18,980       15,545
       Total current assets                          535,653      529,235
Investments in and advances to foreign affiliates    122,410       93,668
Net property, plant and equipment                    470,656      486,373
Other assets                                          17,182       15,109
       Total assets                               $1,145,901   $1,124,385

                 Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                          $  175,048   $  157,445
  Current maturities of long-term debt                 6,883        6,843
  Accounts payable                                    67,009       78,805
  Other current liabilities                          113,293      117,809
       Total current liabilities                     362,233      360,902

Long-term debt, less current maturities              306,048      306,666
Deferred income taxes                                 32,342       27,943
Other liabilities                                     31,428       29,859
       Total non-current and deferred liabilities    369,818      364,468

Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                         1,790        1,790
  Less 302,079 shares held in treasury                  (302)        (302)
                                                       1,488        1,488
  Additional capital                                  13,214       13,214
  Accumulated other comprehensive income                 147           10
  Retained earnings                                  399,001      384,303
       Total stockholders' equity                    413,850      399,015
Total liabilities and stockholders' equity        $1,145,901   $1,124,385

     See notes to condensed consolidated financial statements.

                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
            Three months ended September 30, 1998 and 1997
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                             September 30, September 30,
                                                1998          1997

Net sales                                    $  438,909   $  429,610
Cost of sales and operating expenses            382,681      372,123
  Gross income                                   56,228       57,487
Selling, general and administrative expenses     34,721       34,253
  Operating income                               21,507       23,234
Other income (expense):
  Interest income                                 1,630        1,774
  Interest expense                              (8,485)       (8,271)
  Loss from foreign affiliates                  (6,916)       (2,246)
  Miscellaneous                                   1,701          287
  Total other income (expense), net            (12,070)       (8,456)
Earnings before income taxes                      9,437       14,778
Income tax expense                                4,419        4,270
Net earnings                                 $    5,018   $   10,508

Earnings per common share                    $     3.37   $     7.06
Dividends declared per common share          $      .25   $      .25
Average number of shares outstanding          1,487,520    1,487,520


          See notes to condensed consolidated financial statements.

                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
             Nine months ended September 30, 1998 and 1997
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                           September 30, September 30,
                                              1998          1997

Net sales                                     $1,340,086   $1,279,156
Cost of sales and operating expenses           1,180,994    1,112,620
 Gross income                                    159,092      166,536
Selling, general and administrative expenses     106,068      102,973
 Operating income                                 53,024       63,563
Other income (expense):
 Interest income                                   5,166        4,468
 Interest expense                                (24,343)     (23,172)
 Loss from foreign affiliates                    (12,052)      (6,964)
 Miscellaneous                                     3,460          809
 Total other income (expense), net               (27,769)     (24,859)
Earnings before income taxes                      25,255       38,704
Income tax expense                                 9,441       12,355
Net earnings                                  $   15,814   $   26,349

Earnings per common share                     $    10.63   $    17.71
Dividends declared per common share           $      .75   $      .75
Average number of shares outstanding           1,487,520    1,487,520


          See notes to condensed consolidated financial statements.

                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 1998 and 1997
                        (Thousands of dollars)
                              (Unaudited)


                                            September 30, September 30,
                                                1998          1997

Cash flows from operating activities:
  Net earnings                                    $   15,814   $   26,349
  Adjustments to reconcile net earnings to
    cash from operating activities:
       Depreciation and amortization                  44,543       42,543
       Loss from foreign affiliates                   12,052        6,964
       Deferred income taxes                           2,944        4,706
       Gain from sale of fixed assets                 (2,209)        (366)
  Changes in current assets and liabilities:
       Receivables, net of allowance                  (2,281)     (13,673)
       Inventories                                    14,217       (9,907)
       Prepaid expenses and deposits                  (3,435)      (5,744)
       Current liabilities exclusive of debt         (16,312)      38,890
  Other, net                                           1,224        2,808
            Net cash from operating activities        66,557       92,570
Cash flows from investing activities:
  Purchase of investments                           (268,518)    (189,596)
  Proceeds from the sale or maturity of investments  259,504      177,599
  Capital expenditures                               (34,958)     (60,839)
  Proceeds from sale of fixed assets                   8,033        6,322
  Investments in and advances to foreign affiliates  (40,794)     (30,883)
  Investment in domestic affiliate                    (2,500)           -
  Notes receivable                                     1,080           78
            Net cash from investing activities       (78,153)     (97,319)
Cash flows from financing activities:
  Notes payable to bank, net                          17,603       (7,640)
  Proceeds from long-term debt                             -       10,097
  Principal payments of long-term debt                  (578)        (734)
  Bond construction fund                                   -       (1,050)
  Dividends paid                                      (1,116)      (1,116)
            Net cash from financing activities        15,909         (443)
Net change in cash and cash equivalents                4,313       (5,192)
Cash and cash equivalents at beginning of year         8,552       11,467
Cash and cash equivalents at end of quarter       $   12,865   $    6,275


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
statement establishes requirements for reporting and display of comprehensive income and its components. For the three and nine months ended September 30, 1998 and 1997, other comprehensive income adjustment consisted of an immaterial unrealized gain on available-for-sale securities, net of tax.


Note 2 - Inventories

The following is a summary of inventories at September 30, 1998 and December 31, 1997 (in thousands):

                                                    September 30, December 31,
                                                       1998          1997

At lower of last-in, first-out (LIFO) cost or market:
  Live poultry                                      $   24,989   $   27,116
  Dressed poultry                                       28,577       32,496
  Feed and baking ingredients, packaging
     supplies and other                                  7,204        6,970
                                                        60,770       66,582
  LIFO allowance                                           615       (4,744)
   Total inventories at lower of LIFO cost or market    61,385       61,838
At lower of first-in, first-out (FIFO) cost or market:
  Live hogs                                             76,101       76,484
  Grain, flour and feed                                 23,794       37,575
  Crops in production and related materials             11,024       11,166
  Dressed pork                                           7,793        8,388
  Other                                                 16,710       15,573
   Total inventories at lower of FIFO cost or market   135,422      149,186
       Total inventories                            $  196,807   $  211,024

Significant decreases in commodity prices during 1998 have effectively eliminated the LIFO reserve as overall poultry feed costs have decreased below base year levels. This change in LIFO reserve is reflected in earnings as a reduction in cost of sales.

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


Note 4 - Subsequent Event

In October 1998, the Company entered into a letter of intent to sell its Holsum Bakers business and Harinas flour mill, both located in Puerto Rico, to a group led by the current president of Holsum Bakers for $80 million and the assumption of approximately $12 million of liabilities. The consummation of the proposed transaction is subject to the satisfaction of a number of conditions; however, the parties expect the closing to occur sometime during the fourth quarter of 1998. Neither the Holsum nor Harinas operations qualify as significant segments or major lines of business for segment or discontinued operations reporting. The Company anticipates recording a material gain on the sale of these operations. The sale of these operations is not expected to have a material effect on future earnings per share. The reduction in future operating income previously provided by these businesses is expected to be offset by either lower interest expense if proceeds from the sale are used to lower outstanding debt, or higher interest income if proceeds are invested.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

                              September 30,        December 31,
                                   1998                1997

Current ratio                     1.48:1              1.47:1
Working capital                   $173.4              $168.3



Cash from operating activities for the nine months ended September 30, 1998 was $66.6 million, compared to $92.6 million for the nine months ended September 30, 1997. The decrease in cash flows was primarily related to changes in certain noncash working capital items and a decrease in net income. Changes in individual components of working capital are primarily related to the timing of normal transactions including voyage settlements and trade payables and receivables. Within the commodity trading and milling division there were fewer voyages in transit at September 30, 1998 compared to December 31, 1997 resulting in a decrease in deferred revenue balances and a partially offsetting decrease in related grain inventories. In the poultry division, the sell-off of a previous build-up of poultry leg-quarter inventory also contributed to the inventory decrease.

The Company invested $30.8 million in property, plant and equipment in the food production and processing segment for the nine months ended September 30, 1998.

Capital expenditures in the pork division of $14.6 million were primarily for improvements to the pork processing plant. For the remainder of 1998, an additional $1.5 million is expected to be spent on existing facilities. The Company previously disclosed plans to construct a second processing plant and increase annual production from two to four million hogs. In connection with these plans, the Company is currently making arrangements to increase annual production to three million hogs. This increase in hog production will be accomplished through a combination of operating lease arrangements and third party contract growers. The timing of expanding production from three to four million hogs, as well as the construction of the second processing plant, have not been finalized.

Capital expenditures of $13.9 million for the nine months ended September 30, 1998 were made in the poultry division, primarily for the completion of expansion projects at the Athens and Elberton, Georgia, poultry facilities. The Company anticipates spending $4.4 million for the remainder of 1998 primarily to make general upgrades to its poultry facilities. Management anticipates these expenditures will be financed by internally generated cash.

Capital expenditures in the transportation segment through September 30, 1998 totaled $2.8 million for general replacement and upgrades of property and equipment.

During the nine months ended September 30, 1998, the Company made $37.6 million in advances to and non-voting investments in Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal) in which the Company owns a non-controlling interest. The Company currently cannot estimate the aggregate amount of future advances that may be required.

In the first quarter of 1998, the Company extended committed, one-year revolving credit facilities totaling $145 million for an additional year. As of September 30, 1998, the Company had $142.0 million outstanding under committed, one-year revolving credit facilities totaling $160.0 million and $33.0 million outstanding under short-term uncommitted credit lines totaling $100.0 million.

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

In October 1998, the Company purchased a controlling interest in a Bulgarian winery for approximately $15 million. The acquisition will be accounted for as a consolidated subsidiary and would not have significantly affected net earnings or earnings per share on a pro forma basis.

See Note 4 to Condensed Consolidated Financial Statements for information concerning the planned sale of the Company's Puerto Rican baking and flour milling operations. The pending sale will generate available cash for the Company allowing it to reduce short-term borrowings or increase investments.

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


RESULTS OF OPERATIONS

The segment distribution of the increase (decrease) in net sales and operating income compared to the prior year are as follows (in millions):


                                   Net Sales             Operating Income
                              Quarter  Year-to-Date    Quarter   Year-to-Date

Food Production and
   Processing Segment          $(12.1)     $18.4        $  2.7      $ (8.3)
Commodity Trading and
   Milling Segment               25.5       32.2          (2.0)       (0.8)
Transportation Segment           (3.7)      12.4          (2.8)       (1.6)
Other                            (0.4)      (2.1)          0.4         0.2
                               $  9.3      $60.9        $ (1.7)     $(10.5)

Food Production and Processing Segment

Since late 1997, lower sales prices for most pork products have resulted from an industry wide increase in production and, to a lesser extent, pricing pressure from the Asian economic situation. Poultry prices, however, improved during the current quarter and year-to-date periods compared with the respective prior year periods. Comparative third-quarter net sales for the food production and processing segment decreased $12.1 million primarily as a result of lower pork prices, partially offset by increased poultry prices and increased pork sales volumes. Comparative year-to-date net sales increased $18.4 million primarily as a result of improved poultry prices and increased poultry and pork sales volumes, partially offset by lower pork prices. For both the third-quarter and year-to-date comparative periods, poultry margins improved and pork margins declined. Operating income for the quarter improved by $2.7 million as improvements in poultry margins exceeded declines in pork margins. Year-to-date operating income decreased $8.3 million as declines in pork margins exceeded improvements in poultry margins. Changes in poultry and pork margins are more fully described below.

Net  sales  of poultry products totaled $135.4 and $385.3 million  for the three and nine months ended September 30, 1998, an increase of $7.0 and $25.6 million compared to the respective periods one year earlier. For the third-quarter comparative periods, the increase is primarily the result of improved poultry prices, partially offset by a decrease in sales volume. Although management cannot predict poultry prices, it is not anticipated that prices will continue at these higher levels for the remainder of 1998 and early 1999. Specifically, the Russian economic situation had a negative effect on prices in September 1998 for certain export products, especially leg-quarters. For the year-to-date comparative periods, the increase in net sales is primarily the result of higher sales volume and, to a lesser extent, improved prices. Increased sales volume at the Elberton, Georgia, plant throughout 1998 and selling off a build-up of leg-quarter inventory in the first quarter of 1998 contributed to the increase in year-to-date net sales. The addition of a new cooking line at the Elberton location in late 1997 has increased the Company's capacity to offer further processed products in place of retail tray-pack products. Gross income from poultry sales totaled $27.8 and $49.3 million for the three and nine months ended September 30, 1998, compared to $8.2 and $18.6 million for the respective periods one year earlier. These increases are primarily the result of significantly lower finished feed costs, improved sales prices and uninterrupted operation of the Athens, Georgia, plant. During 1997, the Athens plant was shut down for one week to convert from retail tray-pack to food service production.

Net sales for the pork operations totaled $124.5 and $379.5 million for the three and nine months ended September 30, 1998, a decrease of $19.9 and $7.3 million compared to the respective periods one year earlier. These decreases resulted from lower sales prices as discussed above, despite increases in sales volume. The increases in sales volume are the result of the hog processing plant operating at double-shift production during all of 1998. The plant did not employ a second shift until part way through the second quarter of 1997. During the third quarter of 1998, the plant reached full capacity on a double shift basis. Gross income decreased to $(0.1) and $5.3 million for the three and nine months ended September 30, 1998, compared to $17.4 and $45.3 million for the respective periods one year earlier. These decreases are primarily the result of lower prices for finished pork products without a comparable decrease in the cost of production. Management anticipates that pork prices will continue to have a negative effect on financial results during the remainder of 1998 and early 1999.

In October 1998, Hurricane Mitch caused damage to certain of the Company's food production and processing businesses in Central America. Based on preliminary estimates, management anticipates inventory losses could lower earnings during the fourth quarter of 1998 and early 1999. Substantially all damage to building and equipment and related business interruption losses will be covered by insurance.

Commodity Trading and Milling Segment

Commodity Trading and Milling net sales increased to $73.2 and $233.4 million for the three and nine months ended September 30, 1998, from $47.7 and $201.2 million for the respective periods one year earlier. These increases are primarily the result of higher volumes of commodity sales, mainly soybeans, partially offset by lower commodity prices. Operating income for the three and nine months ended September 30, 1998, decreased $2.0 and $0.8 million, to $0.7 and $7.5 million, respectively, compared to the same periods one year earlier. The decreases are primarily the result of increased costs related to third-quarter shipments delayed in accessing a foreign port, and to a lesser extent an increase in reserves on accounts receivable. These decreases are partially offset by increased income from operating certain mills in foreign countries.

Transportation Segment

Compared with the same periods one year earlier, net sales from containerized cargo operations decreased $3.7 to $73.0 million for the three month period, and increased $12.4 to $234.5 million for the nine month period. Cargo volumes were higher during the first six months of 1998 compared to 1997 resulting in the increase in year-to-date sales. However, weakening financial conditions in certain foreign markets the company serves resulted in lower volumes and rates during the third quarter of 1998. Management expects the lower volumes and rates in these markets to continue into the fourth quarter and early 1999. In addition, October 1998 shipping delays caused by Hurricane Mitch in Central America could also reduce volume and earnings
in the fourth quarter  of  1998.   The  Company is presently
unable to predict if hurricane damage to various customers of the Company will have any effect on future volume and earnings in that market.  Operating income from  containerized  cargo
operations decreased  to  $2.6  and  $17.5 million  for the three and nine months ended September 30, 1998, from $5.4 and $19.1 million for the respective periods one year earlier. The decrease in the three month period is primarily a result of the lower volumes and rates during that period. The decrease in the nine month period results primarily from an increase in various general and administrative costs.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $0.5 and $3.1 million to $34.7 and $106.1 million for the three and nine months ended September 30, 1998, compared to the respective periods one year earlier. As a percentage of revenues, and compared with the same periods one year earlier, SG&A decreased 0.1% from 8.0% to 7.9% for both the three and nine month periods. As a percentage of revenue, increased selling expenses in the poultry division and various general and administrative costs in the transportation segment are essentially offset by decreases in the pork division due to increased production.

Other Income and Expense

Interest income increased during the nine months ended September 30, 1998, compared to the respective period one year earlier, primarily from an increase in average invested funds. Loss from foreign affiliates is primarily related to Tabacal. Losses at Tabacal increased during September 1998 as a result of lower sugar prices and planned operating efficiencies and harvest production levels not being realized. Based on a continuing deterioration of these factors subsequent to September 1998, management expects such increased losses to continue for the remainder of 1998 and early 1999. Increases in miscellaneous income are primarily the result of gains on the sale of fixed assets in the transportation division as older, fully depreciated fleet equipment is replaced in the normal course of business.

Income Taxes

The effective tax rate increased to 47% and 37% for the three and nine months ending September 30, 1998, from 29% and 32% for the respective periods one year earlier. The increase is primarily attributable to an increase in losses from foreign affiliates.

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

During the second quarter of 1998 the Financial Accounting Standards board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no net impact on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt SFAS No. 133 during its first quarter of fiscal 2000. Depending on market interest rates and the types of financial hedging derivatives in place at the time of adoption, adoption of this statement could result in significant adjustments to the Company's balance sheet as financial derivatives are recorded as assets or liabilities at fair value with corresponding adjustments to Other Comprehensive Income. The Company does not believe adoption will have a material impact on the Company's results of operations or cash flows.

The Company has expanded the scope of its original Year 2000 assessment and is nearing completion of the assessment of its primary mainframe computer systems, both hardware and software. Resolution of issues identified within the primary mainframe computer systems, including all necessary testing, is expected to be completed over the next several months. The Company is in the early stages of assessing other computer and electronic information systems throughout its operations, with the objective of addressing any issues deemed critical to operations by early 1999. Certain equipment with embedded chip technology cannot be tested or guaranteed by the manufacturer for Year 2000 compliance. Consequently, general contingency plans are being developed for certain locations including lists of spare parts to have on hand in case of failure. Although not deemed critical to consolidated operations, computer systems at certain international locations are being reviewed and upgrades are planned or in process. The failure to identify or resolve any significant Year 2000 issue in a timely manner could have a material adverse effect on the Company, including an interruption in, or a failure of, certain normal business activities or operations.

The Company is also in the process of communicating with significant suppliers and customers to determine the extent to which the Company is vulnerable to failure of those third parties to resolve their own Year 2000 issues. The Company does not anticipate the cost of Year
2000 compliance by suppliers to be passed on to the Company and has not been informed of any material risks related to third party Year 2000 compliance. However, the failure of a significant third party supplier or customer to resolve their own Year 2000 issues in a timely manner could have a material adverse effect on the Company. For example, business disruptions resulting from noncompliance by a local utility (either electric, gas or water) or chartered vessel service would likely have a material adverse effect on the Company.

Based upon assessments completed to date, the Company believes that the total costs, including internal costs consisting primarily of payroll related costs, to resolve Year 2000 issues will not be material to the Company's consolidated financial position. Not all assessments are complete at this date and the discovery of a significant Year 2000 issue unknown at this time could materially alter this estimate.



                 SEABOARD CORPORATION AND SUBSIDIARIES

                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended September 30, 1998.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the price for the Company's products and services, (v) the cash requirements and financial results of Tabacal, (vi) the impact of Year 2000 issues, or
(vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.

                      PART II - OTHER INFORMATION



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  November 12, 1998

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Vice President-Chief
                               Financial Officer (Authorized officer
                               and principal financial and accounting
                               officer)