Form 10-K405
period 1998-12-31
SEABOARD CORP /DE/
filed 1999-03-25
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K


(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to
____________________________

Commission file number        1-3390

                       Seaboard Corporation
      (Exact name of registrant as specified in its charter)


         Delaware                                    04-2260388
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

  9000 W. 67th Street, Shawnee Mission, Kansas         66202
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code          (913)676-8800

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

     $122,179,750 (March 5, 1999).  On such date, 349,085 shares were held by non-affiliates, and the closing price of the stock was $350.00 per share.


           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,487,519.75 shares of Common Stock as of March 5, 1999.


              DOCUMENTS INCORPORATED BY REFERENCE


Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 5, 6, 7, 7A and 8 are incorporated by reference to the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part III, a part of item 10 and items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 1999 annual meeting of stockholders (the "1999 Proxy Statement").



     This Form 10-K and its Exhibits (Form 10-K) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the price for the Company's products and services, (v) the effect of Tabacal on the consolidated financial statements of the Company, (vi) the impact of Year 2000 issues, or (vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-K, including without limitation, the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors which could cause such differences.

                             PART I


Item 1.  Business


     (a)  General Development of Business

     Seaboard Corporation, a Delaware corporation, the successor corporation to a company first incorporated in 1928, and subsidiaries ("Registrant" or "Company"), is a diversified international agribusiness and transportation company which is primarily engaged in domestic poultry and pork production and processing, and cargo shipping. Overseas, the Company is primarily engaged in commodity merchandising, flour and feed milling, produce farming, sugar production, and electric power generation. See Item 1(c) (1) (ii) below for a discussion of developments in specific segments.


     (b)  Financial Information about Industry Segments

     The information required by Item 1 relating to Industry
Segments is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements appearing on pages
41, 42 and 43 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


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

     Registrant operates an ocean liner service for containerized cargo primarily between Florida and ports in the Caribbean Basin and Central and South America.

     Registrant sources and trades commodities, such as bulk grains and oilseeds, for its subsidiaries, affiliates and third parties primarily in Africa, the Caribbean, Central and South America, the Eastern Mediterranean and Europe. Registrant operates its own bulk carriers primarily in the Atlantic Basin to conduct a portion of its commodity trading activities. Registrant, by itself or through non-controlled subsidiaries, operates flour and feed mills in Africa, the Caribbean and South America.


     Registrant, by itself or through non-controlled affiliates, produces and processes produce and shrimp in Central and South America, primarily for export to the U.S. and Europe. Registrant also brokers fruits, vegetables and shrimp for independent growers. The majority of these products are transported using the Registrant's shipping line and distribution facility in Miami, Florida. Registrant also operates a power generating facility in the Dominican Republic, produces and refines sugarcane and produces and processes citrus in Argentina, and produces wine in Bulgaria. The Registrant, through non-controlled affiliates, produces salmon and processes seafood in Maine.

     The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements appearing on pages 41, 42 and 43 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report.


               (ii) Status of Product or Segment

     Registrant continues to expand its poultry and pork segments by further investing in pork and poultry production and processing facilities.

     The Registrant plans to expand its Mayfield, Kentucky and Chattanooga, Tennessee poultry facilities. Phase one of the expansion is scheduled to begin in 1999 and includes a new hatchery and feed mill in Mayfield, and an expansion of the Mayfield poultry processing facility. In addition, Registrant plans to add new deboning lines to the Chattanooga processing facility. Phase two is scheduled to begin in 2000 and is tentatively planned to include additional expansion of the Chattanooga facilities.

     In 1998, the Registrant began construction of facilities to produce an additional one million market hogs per year. The Registrant plans to construct a second vertically integrated pork operation capable of processing over four million hogs annually although the timing has not been finalized.

     The Registrant's Argentine subsidiary continues to make improvements to existing facilities and expand the sugarcane fields.

     In December 1998, the Registrant sold its baking and flour mill operations in Puerto Rico.


               (iii)     Sources and Availability of Raw Materials

     None of Registrant's businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers.


               (iv) Patents, Trademarks, Licenses, Franchises and Concessions

     Registrant currently uses one registered trademark: Easy Entrees, for retail sales of poultry products. Registrant uses three registered trademarks; Season Sweet, Chestnut Hill Farms and Cumars Best in marketing fresh fruits, vegetables and shrimp in the United States.

     Patents, trademarks, franchises, licenses and concessions are not material to any of Registrant's other segments.



               (v)  Seasonal Business

     Profitability of the poultry operations is generally higher in the summer months. Profits from processed pork are generally higher in the fall months. Produce operations are seasonal, depending on the crop being grown. Generally, crops which are exported to the United States are only in production from November through May. The Registrant's other segments are not seasonally dependent to any material extent.


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


               (ix) Government Contracts

     No material portion of Registrant's business involves government contracts.


               (x)  Competitive Conditions

     Competition in Registrant's poultry and pork segments come from a variety of national and regional producers and is based primarily on product performance, customer service and price. In the January 1999 issue of Broiler Industry, an industry trade publication, the Registrant was ranked as one of the ten largest poultry processors in the United States based on number of birds processed. In the October 1998 issue of Successful Farming, an industry trade publication, the Registrant was ranked in the top ten pork producers in the United States based on sows in production.

     Registrant's ocean liner service for containerized cargoes faces competition based on price and customer service. A new U.S. shipping law, The Ocean Reform Act of 1998, will go into effect in May 1999 and will permit shipping companies to enter into unregulated confidential rate agreements with shippers. Management is not able to predict the impact of this new law on the Registrant. Registrant believes it is among the top five ranking ocean liner services for containerized cargoes in the Caribbean Basin based on cargo volume.



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


               (xiii)  Number of Persons Employed by Registrant

     As of December 31, 1998, Registrant, excluding non-controlled, non-consolidated foreign subsidiaries, had 14,954 employees, of whom 9,336 were employed in the United States.


     (d)  Financial Information about Foreign and Domestic
          Operations and Export Sales

     The financial information required by Item 1 relating to export sales is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements appearing on pages 41, 42 and 43 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report. Registrant did not have a material amount of sales or transfers between geographic areas for the periods reported on herein.

     Registrant considers its relations with the governments of the countries in which its foreign subsidiaries are located to be satisfactory, but these foreign operations are subject to the normal risks of doing business abroad, including expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls. To minimize these risks, Registrant has insured certain investments in and loans to its affiliate shrimp farm in Ecuador and its affiliate flour mills, in Democratic Republic of Congo, Ecuador, Haiti and Mozambique, to the extent deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. In addition, the Company has purchased commercial insurance to cover certain forms of political risk if physical damage is done to its own and affiliate facilities abroad.





Item 2.  Properties


     (1)  Poultry

     The principal poultry operations of the Registrant consist of five owned and one leased processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packing, deboning or further-processing chickens. The total slaughter capacity is approximately 244 million birds per year. To support these facilities, the Registrant operates four feed mills, four hatcheries and a network of 680 contract growers that supply pullet, breeder and broiler farms. These facilities are located in Alabama, Georgia, Kentucky and Tennessee.

     (2)  Pork

     The Registrant owns a hog processing plant in Oklahoma with a double shift capacity of approximately four million hogs per year. Hog production facilities currently consist of a combination of owned and leased farrowing, nursery and finishing units to support 125,500 sows. Registrant owns three feed mills which have a combined capacity to produce 850,000 tons of feed annually to support the hog production. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

     (3)  Marine

     Registrant leases a 135,000 square foot warehouse and more than 70 acres of port terminal land and facilities in Florida which are used in its containerized cargo operations. In addition, Registrant timecharters, under short-term agreements, between eighteen and twenty-two containerized ocean cargo vessels with deadweights ranging from 2,488 to 9,200 metric-tons. Registrant also bareboat charters, under long-term lease agreements, three containerized ocean cargo vessels with deadweights ranging from 12,169 to 12,648 metric tons.

     (4)  Commodity Trading and Milling

     The Registrant owns in whole or in part nine flour mills with capacity to produce over 5,000 metric tons of flour per day. In addition, Registrant has feed mill capacity of 75 metric tons per hour to produce formula animal feed. The flour mills, located in Democratic Republic of Congo, Ecuador, Guyana, Haiti, Lesotho, Mozambique, Nigeria, Sierra Leone and Zambia, and the feed mills located in Ecuador, Lesotho, Nigeria and Zambia are owned; in Lesotho, Nigeria and Sierra Leone the land the mills are located on is leased under long-term agreements. The Registrant owns six 9,000 metric-ton deadweight dry bulk carriers.



     (5)  Other

     Registrant leases 1,300 acres in Honduras and 1,000 acres in Arizona for growing produce. Registrant also leases 40,000 square feet of refrigerated space and 70,000 square feet of dry space in the Port of Miami for warehousing produce products.

     Registrant has a controlling interest in an Argentine company which owns approximately 37,000 acres of planted sugarcane and approximately 4,200 acres of planted citrus. In addition, this company owns a sugar mill with a capacity to process 155,000 metric tons of sugar per year.

     Registrant owns a floating power generating facility, capable of producing 40 megawatts of power, located in the Port of Rio Haino in Santo Domingo, Dominican Republic. During 1998, Registrant sold the assets of a second power generating facility capable of producing 17.5 megawatts of power also located in the Dominican Republic.

     Registrant owns a controlling interest in a Bulgarian winery with a capacity to produce 27 million liters of wine per year.
Related facilities are located on approximately 330 acres of owned land.

     Registrant, by itself or through non-controlled affiliates, operates approximately 3,100 acres of shrimp ponds in Honduras and Ecuador. Approximately 1,400 acres are leased and the rest are owned.

     Registrant owns a non-controlling interest in a company in Maine capable of producing over 10 million pounds of salmon.

     Registrant owns a non-controlling interest in a company in Maine with a 20,000 square feet facility for processing seafood and related products.

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


Item 3.  Legal Proceedings

     The Company is subject to legal proceedings related to the normal conduct of its business, including as a defendant in a maritime arbitration claim more fully described in Note 11 of the consolidated financial statements. In the opinion of management, none of these actions are expected to result in a final judgement having a materially adverse effect on the consolidated financial statements of the Company.


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

Name (Age)               Positions and Offices with Registrant and Affiliates

H. Harry Bresky (73)     President of Registrant; President and Treasurer of
                           Seaboard Flour Corporation (SFC)

Joe E. Rodrigues (62)    Executive Vice President and Treasurer

Rick J. Hoffman (44)     Vice President

Steven J. Bresky (45)    Vice President

Robert L. Steer (39)     Vice President - Chief Financial Officer

Douglas W. Schult (42)   Vice President - Human Resources

James L. Gutsch (45)     Vice President - Engineering

David M. Becker (37)     General Counsel and Assistant Secretary

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

     Mr. Rodrigues has served as Executive Vice President and
Treasurer of Registrant since December 1986.

     Mr. Hoffman has served as Vice President of Registrant since
April 1989.

     Mr. Steven J. Bresky has served as Vice President of
Registrant since April 1989.

     Mr. Steer has served as Vice President - Chief Financial
Officer of Registrant since April 1998 and previously as Vice
President - Finance of Registrant since April 1996. He has been employed with the Registrant since 1984.

     Mr. Schult has served as Vice President - Human Resources of
Registrant since April 1996. He has been employed with the Registrant since February 1995, by M.G. Waldbaum from January
1993 to January 1995 and prior to that by IBP, Inc.

     Mr. Gutsch has served as Vice President - Engineering of
Registrant since December 1998. He has been employed with the Registrant since 1984.

     Mr. Becker has served as General Cousel and Assistant
Secretary of Registrant since April 1998 and previously Assistant
Secretary of Registrant since May 1994. He has been employed with the Registrant since 1993 and prior to that was employed by the law firm Stinson Mag and Fizzell PC.

                             PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The information required by Item 5 is hereby incorporated by reference to "Stock Listing" and "Quarterly Financial Data" appearing on pages 44 and 17, respectively, of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 6.  Selected Financial Data

     The information required by Item 6 is hereby incorporated by reference to the "Summary of Selected Financial Data" appearing on page 16 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 of this Report.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The information required by Item 7 is hereby incorporated by reference to "Management's Discussion and Analysis of Financial
Condition and Results of Operations" appearing on pages 18 through 24 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 7A is hereby incorporated by reference to the material under the captions "Financial Instruments" and "Commodity Instruments" within Note 1 of the Registrant's Consolidated Financial Statements appearing on page 33, and to the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 22 through 24 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is hereby incorporated by reference to Registrant's "Quarterly Financial Data," "Independent Auditors' Report," "Consolidated Statements of Earnings," "Consolidated Statements of Stockholders' Equity," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on pages 17 and 25 through 43 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     Not applicable.
                            PART III


Item 10.  Directors and Executive Officers of Registrant


Refer to "Executive Officers of Registrant" in Part I.

     Information required by this item relating to directors of Registrant has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1998, the close of its fiscal year. The information required by this item relating to directors is incorporated by reference to "Item 1" appearing on pages 3 and 4 of the 1999 Proxy statement. The information required by this item relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the last paragraph on page 2 of the Registrant's 1999 Proxy Statement.


Item 11.  Executive Compensation

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1998, the close of its fiscal year. The information required by this item is incorporated by reference to "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 5 through 8 and 10 of the 1999 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1998, the close of its fiscal year. The information required by this item is incorporated by reference to "Principal
Stockholders" appearing on page 2 and "Election of Directors" on page 3 of the 1999 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1998, the close of its fiscal year. The information required by this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" appearing on page 10 of the 1999 Proxy Statement.
                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          1.   Consolidated financial statements.
               See Index to Consolidated Financial Statements on page F-1.

          2.   Consolidated financial statement schedules.
               See Index to Consolidated Financial Statements on page F-2.

          3.   Exhibits.

               2.1 - Stock and Asset Purchase Agreement by and between HDPR Acquisitions Corp., and CB Acquisitions Corp., as Buyers and Seaboard Corporation, as Seller, dated as of November 9, 1988. Incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K, dated December 30, 1998.

               2.2 - Asset Purchase Agreement by and between HDPR Acquisitions Corp., as Buyer, Harinas de Puerto Rico, Inc., as Seller and Seaboard Corporation, dated as of November 9, 1998. Incorporated by reference to Exhibit 2.2 of Registrant's Form 8-K, dated December 30, 1998.

               3.1 - Registrant's Certificate of Incorporation, as amended, incorporated by reference to Exhibit
               3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

               3.2 - Registrant's By-laws, as amended.
               Incorporated by reference to Exhibit 3.2 of Registrant's Annual Report or Form 10-K for the fiscal year ended December 31, 1997.

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

            * 10.1 Registrant's Executive Retirement Plan dated January 1, 1997. The addenda have been omitted from the filing, but will be provided supplementary upon request of the Commission. Incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

            *  10.2  Registrant's Amended and Restated
               Supplemental Executive Retirement Plan.

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

     (b)  Reports on Form 8-K

     On January 13, 1999 the Registrant filed a report on Form 8-K, dated December 30, 1998, disclosing the sale of its baking and flour milling businesses located in Puerto Rico. This sale is further described in Note 2 to the Consolidated Financial
Statements.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      SEABOARD CORPORATION



By /s/H. Harry Bresky           By  /s/Robert L. Steer
   H. Harry Bresky, President       Robert L. Steer, Vice President - Chief
   (principal executive officer)    Financial Officer (principal financial and
                                    accounting officer)


Date:         March 25, 1999        Date:        March 25, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


By /s/H. Harry Bresky           By  /s/J.E. Rodrigues
   H. Harry Bresky, Director           J.E. Rodrigues, Director


Date:         March 25, 1999        Date:        March 25, 1999



By /s/David A. Adamsen          By  /s/Thomas J. Shields
   David A. Adamsen, Director       Thomas J. Shields, Director


Date:         March 25, 1999        Date:        March 25, 1999


























              SEABOARD CORPORATION AND SUBSIDIARIES

         Consolidated Financial Statements and Schedule
                           (Form 10-K)
               Securities and Exchange Commission
              For the year ended December 31, 1998

           (With Independent Auditors' Report Thereon)


              SEABOARD CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedule

                      Financial Statements





                                                     Stockholders'
                                                   Annual Report Page

Independent Auditors' Report                               25

Consolidated Statements of Earnings for the years
 ended December 31, 1998, December 31, 1997 and
 December 31, 1996                                         26

Consolidated Statements of Changes in Equity for the
 years ended December 31, 1998, December 31, 1997 and
 December 31, 1996                                         27

Consolidated Balance Sheets as of December 31, 1998
 and December 31, 1997                                     28

Consolidated Statements of Cash Flows for the years
 ended December 31, 1998, December 31, 1997 and
 December 31, 1996                                         30

Notes to Consolidated Financial Statements                 31

The foregoing are incorporated by reference.



The individual financial statements of the nonconsolidated foreign affiliates which would be required if each such foreign affiliate were a Registrant are omitted, because (a) the Registrant's and its other subsidiaries' investments in and advances to such foreign affiliates do not exceed 20% of the total assets as shown by the most recent consolidated balance sheet; (b) the Registrant's and its other subsidiaries' proportionate share of the total assets (after intercompany eliminations) of such foreign affiliates do not exceed 20% of the total assets as shown by the most recent consolidated balance sheet; and (c) the Registrant's and its other subsidiaries' equity in the earnings before income taxes and extraordinary items of the foreign affiliates does not exceed 20% of such income of the Registrant and consolidated subsidiaries compared to the average income for the last five fiscal years.


Combined condensed financial information as to assets, liabilities and results of operations have been presented for nonconsolidated foreign affiliates in Note 5 of "Notes to the Consolidated Financial Statements."

                                  F-1


                                                      (Continued)
              SEABOARD CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedule

                            Schedule


                                                               Page


II - Valuation and Qualifying Accounts for the years ended
     December 31, 1998, 1997 and 1996
                                                               F-4



All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.



                                 F-2




                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Seaboard Corporation:


Under date of February 26, 1999, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the December 31, 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for spare parts and supplies inventories in 1996.



                                   KPMG LLP


Kansas City, Missouri
February 26, 1999

                                  F-3

                                                       Schedule II

              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)


                                    Balance at           Write-offs net Aquisitions  Balance
                                    beginning  Provision net of         and          at end
                                    of year       (1)    recoveries     Disposals    of year
Year ended December 31, 1998:

  Allowance for doubtful accounts   $20,658    5,902     1,790          1,347        $26,117


Year ended December 31, 1997:

  Allowance for doubtful accounts   $19,448    3,845     2,635             --        $20,658


Year ended December 31, 1996:

  Allowance for doubtful accounts   $17,088    4,122     1,762             --        $19,448













(1)  Charged to selling, general and administrative expenses.

                                  F-4