Form 10-Q
period 1999-03-31
SEABOARD CORP /DE/
filed 1999-05-07
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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


       There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on
  April 30, 1999.

                                   Total pages in filing - 16 pages

                    PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                 March 31, 1999 and December 31, 1998
                        (Thousands of dollars)

                                                  (Unaudited)
                                                   March 31,    December 31,
                                                      1999         1998
                                Assets
Current assets:
  Cash and cash equivalents                      $   16,708   $   20,716
  Short-term investments                            129,917      155,763
  Receivables, net                                  177,415      181,583
  Inventories                                       240,826      214,846
  Deferred income taxes                              14,692       14,604
  Prepaid expenses and deposits                      21,521       13,757
       Total current assets                         601,079      601,269
Investments in and advances to foreign affiliates    28,407       28,416
Net property, plant and equipment                   558,197      559,749
Other assets                                         35,396       33,700
       Total assets                              $1,223,079   $1,223,134

                 Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                         $  162,612   $  158,980
  Current maturities of long-term debt               18,511       18,608
  Accounts payable                                   55,060       73,481
  Other current liabilities                         130,747      114,395
       Total current liabilities                    366,930      365,464
Long-term debt, less current maturities             329,452      329,469
Deferred income taxes                                45,681       44,147
Other liabilities                                    29,246       28,580
       Total non-current and deferred liabilities   404,379      402,196
Minority interest                                     1,351        5,682
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                        1,790        1,790
  Less 302,079 shares held in treasury                 (302)        (302)
                                                      1,488        1,488
  Additional capital                                 13,214       13,214
  Accumulated other comprehensive income               (115)         (81)
  Retained earnings                                 435,832      435,171
       Total stockholders' equity                   450,419      449,792
Total liabilities and stockholders' equity       $1,223,079   $1,223,134

     See notes to condensed consolidated financial statements.

                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
              Three months ended March 31, 1999 and 1998
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                                 March 31,    March 31,
                                                    1999         1998

Net sales                                      $  367,607   $  446,532
Cost of sales and operating expenses              327,311      398,056
  Gross income                                     40,296       48,476
Selling, general and administrative expenses       30,000       36,215
  Operating income                                 10,296       12,261
Other income (expense):
  Interest income                                   1,852        1,616
  Interest expense                                 (9,591)      (7,812)
  Income (loss) from foreign affiliates                85       (2,576)
  Minority interest                                   474            -
  Miscellaneous                                       611          620
  Total other income (expense), net                (6,569)      (8,152)
Earnings before income taxes                        3,727        4,109
Income tax expense                                  2,694        1,245
Net earnings                                   $    1,033   $    2,864
Earnings per common share                      $      .69   $     1.93
Dividends declared per common share            $      .25   $      .25
Average number of shares outstanding            1,487,520    1,487,520


          See notes to condensed consolidated financial statements.

                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 1999 and 1998
                        (Thousands of dollars)
                              (Unaudited)


                                                    March 31,     March 31,
                                                       1999         1998

Cash flows from operating activities:
  Net earnings                                      $  1,033     $  2,864
  Adjustments to reconcile net earnings to
    cash from operating activities:
       Depreciation and amortization                  14,574       15,334
       (Income) loss from foreign affiliates             (85)       2,576
       Gain from sale of fixed assets                   (608)        (484)
       Deferred income taxes                           1,469         (949)
  Changes in current assets and liabilities:
       Receivables, net of allowance                   4,168       (9,947)
       Inventories                                   (25,980)      21,005
       Prepaid expenses and deposits                  (7,764)      (4,011)
       Current liabilities exclusive of debt          (2,069)     (15,751)
  Other, net                                          (2,222)        (925)
            Net cash from operating activities       (17,484)       9,712

Cash flows from investing activities:
  Purchase of investments                            (99,497)     (66,758)
  Proceeds from the sale or maturity of investments  125,286       66,118
  Capital expenditures                               (14,887)     (12,644)
  Proceeds from sale of fixed assets                   1,508        4,332
  Notes receivable                                        28          394
  Additional investment in a controlled subsidiary    (2,202)           -
  Investments in and advances to foreign affiliates       94       (8,997)
  Investment in domestic affiliate                         -       (2,500)
            Net cash from investing activities        10,330      (20,055)

Cash flows from financing activities:
  Notes payable to bank, net                           3,632       11,176
  Principal payments of long-term debt                  (114)        (262)
  Dividends paid                                        (372)        (372)
            Net cash from financing activities         3,146       10,542

Net change in cash and cash equivalents               (4,008)         199
Cash and cash equivalents at beginning of year        20,716        8,552
Cash and cash equivalents at end of quarter         $ 16,708     $  8,751


       See notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-
controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1998 as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

For the three months ended March 31, 1999 and 1998, other comprehensive income adjustments consisted of an immaterial unrealized gain on available-for-sale securities and foreign currency cumulative translation adjustment, net of tax.


Note 2 - Inventories

The following is a summary of inventories at March 31, 1999 and December 31, 1998 (in thousands):

                                                      March 31,    December 31,
                                                        1999         1998
At lower of last-in, first-out (LIFO) cost or market:
  Live poultry                                        $ 24,569     $ 24,840
  Dressed poultry                                       24,574       22,961
  Feed ingredients, packaging
     supplies and other                                  5,106        5,813
                                                        54,249       53,614
  LIFO allowance                                         4,662        2,811
       Total inventories at lower of LIFO cost
       or market                                        58,911       56,425
At lower of first-in, first-out (FIFO) cost or market:
  Live hogs                                             74,749       75,887
  Grain, flour and feed                                 31,471        8,196
  Sugar produced and in process                         24,576       26,025
  Crops in production and related materials             10,300       11,233
  Dressed pork                                           6,340        8,486
  Other                                                 34,479       28,594
       Total inventories at lower of FIFO cost
       or market                                       181,915      158,421
       Total inventories                              $240,826     $214,846

Significant decreases in commodity prices during 1999 and 1998 have eliminated the LIFO reserve as overall poultry feed costs have decreased below base year levels. This change in LIFO reserve is reflected in earnings as a reduction in cost of sales.


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


Note 4 - Segment Information

The following tables set forth specific financial information about each segment as reviewed by the Company's management. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income is used as the measure of evaluating segment performance because management does not consider interest and income tax expense on a segment basis.

The Company accounted for its investment in Tabacal using the equity method through December 1998. Effective December 31, 1998, the Company obtained voting control over a majority of the capital stock of Tabacal. Accordingly, during 1999 the operating results of Tabacal are accounted for as a consolidated subsidiary. Due to the significance of Tabacal's operating results, it is reported as an additional segment (Sugar and Citrus) in 1999. The December 31, 1998, total assets by segment information has been restated to reflect Tabacal as a separate segment. No comparative 1998 segment operating result information is provided as Tabacal's results were reported under the equity method in 1998.


Sales to External Customers
                                     Three Months Ended March 31,
(Thousands of dollars)                   1999           1998

Poultry                              $  110,671     $  125,188
Pork                                    120,163        121,736
Marine                                   70,221         77,043
Commodity Trading and Milling            41,699         82,625
Sugar and Citrus                          5,132              -
All Other                                19,721         39,940
 Segment/Consolidated Totals         $  367,607     $  446,532


Operating Income
                                     Three Months Ended March 31,
(Thousands of dollars)                   1999           1998

Poultry                              $    6,489     $      607
Pork                                      4,791         (2,373)
Marine                                    2,355          6,924
Commodity Trading and Milling             1,338          2,825
Sugar and Citrus                         (3,878)             -
All Other                                   236          4,365
Segment Totals                           11,331         12,348
Reconciliation to consolidated totals-
 Corporate Items                         (1,035)           (87)
 Consolidated Totals                 $   10,296     $   12,261


Total Assets
                                      March 31,     December 31,
(Thousands of dollars)                   1999           1998

Poultry                              $  188,363     $  188,558
Pork                                    386,171        387,699
Marine                                   86,833         99,609
Commodity Trading and Milling           135,834        108,822
Sugar and Citrus                        164,128        162,094
All Other                                99,208        107,029
Segment Totals                        1,060,537      1,053,811
Reconciliation to consolidated totals-
 Corporate items                        162,542        169,323
 Consolidated Totals                 $1,223,079     $1,223,134

Administrative services provided by the corporate office are primarily allocated to the individual segments based on revenues. Corporate assets include short-term investments, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
                                March 31,          December 31,
                                   1999                1998

Current ratio                     1.64:1              1.65:1
Working capital                   $234.1              $235.8


Cash from operating activities for the three months ended March 31, 1999, decreased $27.2 million compared to the same period one year earlier. The decrease in cash flows was primarily related to changes in certain components of working capital and, to a lesser extent, the timing of normal receipts and payments. Within the Commodity Trading and Milling segment there were several more voyages in transit at March 31, 1999 than at December 31, 1998, resulting in an increase in inventory balances and a partially offsetting increase in deferred revenue balances. During the first quarter of 1998 the sell-off of a build-up of poultry leg-quarter inventory and a decrease in voyages in transit resulted in a decrease in inventories during that period.

The Company invested $14.9 million in property, plant and equipment for the three months ended March 31, 1999, of which $3.3 million was expended in the Poultry segment, $3.1 million in the Pork segment, $4.2 million in the Marine segment, $2.0 million in the Sugar and Citrus segment, and $2.3 million in other businesses of the Company.

The Company invested $3.3 million primarily for the expansion projects at the Mayfield, Kentucky and Chattanooga, Tennessee, poultry facilities. The Company anticipates spending $53.5 million over the next nine months for these expansions and to make general upgrades to other poultry facilities. Management anticipates these expenditures will be financed by internally generated cash.

The Company invested $3.1 million primarily for improvements to the pork processing plant. The Company plans to invest $10.7 million over the next nine months for general upgrades to the pork processing plant and continued expansion of hog production facilities.

Capital expenditures in the Marine segment totaled $4.2 million to purchase a vessel previously chartered and for general replacement and upgrades of property and equipment. Over the next nine months, the Company anticipates spending $9.3 million for the purchase of an additional vessel currently chartered and for general replacement and upgrades of property and equipment.

The Company invested $2.0 million in the Sugar and Citrus segment primarily for improvements to existing operations and expansion of sugarcane fields. Over the next nine months, the Company anticipates spending $13.0 million for additional improvement and expansion.

Capital expenditures in the other segments for the three months ended March 31, 1999 included $2.3 million in general modernization and efficiency upgrades of plant and equipment.

During the first quarter of 1999, the Company invested $2.2 million to acquire additional shares of a Bulgarian winery. The Company originally purchased a controlling interest in the winery in October 1998.

In the first quarter of 1999, the Company's one-year revolving credit facilities totaling $145.0 million, maturing during the first quarter of 1999 were increased to $153.3 million and extended for an additional year. In addition, the existing five-year revolving credit facility totaling $25.0 million was increased to $26.7 million. As of March 31, 1999, the Company had $141.0 million outstanding under one-year revolving credit facilities totaling $153.3 million and $21.6 million outstanding under short-term uncommitted credit lines totaling $126.0 million.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.


RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1999 decreased by $78.9 million compared to the three months ended March 31, 1998. Operating income decreased by $2.0 million compared to the same quarter one year ago.

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, certain 1998 quarterly segment information below has been reclassified to conform with the new presentations.

Poultry Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    1999           1998

Net sales                             $ 110.7          125.2
Operating income                      $   6.5            0.6

Net sales of poultry products during the first quarter of 1999 decreased $14.5 million compared to the first quarter of 1998. This decrease is primarily a result of decreased leg-quarter sales volume and price, partially offset by an increase in the sales volume and prices of further processed products. Decreased leg-quarter sales in 1999 are primarily attributable to the continued Russian economic crisis and the sell off of a build-up of leg-quarter inventories in the first quarter of 1998. As Russia is a large importer of leg quarters, the decrease in volume exported to Russia is increasing domestic supply, thereby lowering domestic leg-quarter prices. Sales volume and, to a lesser extent, prices of further processed products increased in the first quarter of 1999 compared to the first quarter of 1998. The Company continues to emphasize further processed products, generally involving the processing of smaller birds but resulting in higher per pound prices. Although management is unable to predict future poultry prices, it is anticipated that prices will generally remain favorable during 1999, with the exception of leg quarters.

Operating income for the Poultry segment increased $5.9 million in the first quarter of 1999 compared to the first quarter of 1998, primarily as a result of lower finished feed costs, partially offset by lower leg-quarter sales prices. Although management cannot predict finished feed costs, it is anticipated that feed ingredient costs should continue to be favorable for most of 1999.

Pork Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    1999           1998

Net sales                             $ 120.2          121.7
Operating income                      $   4.8           (2.4)

Net sales for the Pork segment decreased $1.5 million in the first quarter of 1999 compared to the first quarter of 1998. Lower pork prices were largely offset by an increase in sales volume. Lower sales prices for most pork products have resulted from an industry wide excess supply of live hogs and, to a lesser extent, pricing pressure from the Asian economic situation. The increase in sales volume is the result of the hog processing plant operating at full capacity on a double-shift basis during the first quarter of 1999.
The plant employed a second shift during the first quarter of 1998, but did not achieve full double-shift capacity until the third quarter of 1998. Although management cannot predict pork prices, it is anticipated that market conditions will be more favorable to the Company during the remainder of 1999 compared to 1998.

Operating income for the Pork segment increased $7.2 million in the first quarter of 1999 compared to the first quarter of 1998 primarily as a result of a decrease in the cost of third party hogs processed and, to a lesser extent, a decrease in the cost of Company raised hogs. The decrease in the cost of Company raised hogs is primarily the result of lower grain prices. Although management cannot predict grain prices, it is anticipated that grain prices should continue to be favorable for most of 1999.

Marine Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    1999           1998

Net sales                             $  70.2           77.0
Operating income                      $   2.4            6.9

Net sales for the Marine segment decreased $6.8 million in the first quarter of 1999 compared to the first quarter of 1998. Cargo volumes and applicable cargo rates decreased in 1999 compared to 1998 primarily as a result of weakening economic conditions in certain South American markets the Company serves and, to a lesser extent, from lingering trade disruptions of northbound fruit cargo relating to Hurricane Mitch in Central America.

Operating income from the Marine segment decreased $4.5 million in the first quarter of 1999 compared to the first quarter of 1998, primarily as a result of lower cargo volumes and rates discussed above. Management expects that these situations will continue to have a negative effect on financial results through at least the first half of 1999. A new U.S. shipping law, The Ocean Reform Act of 1998, will go into effect in May 1999 and will permit shipping companies to enter into unregulated confidential rate agreements with shippers. Management is not able to predict the impact of this new law on 1999 financial results.

Commodity Trading and Milling Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    1999           1998

Net sales                             $  41.7           82.6
Operating income                      $   1.3            2.8

Net sales for the Commodity Trading and Milling segment decreased $40.9 million in the first quarter of 1999 compared to the first quarter of 1998. The decrease is primarily a result of lower soybean sales, lower wheat sales to certain foreign affiliates and, to a lesser extent, a decrease in commodity prices sold in foreign markets.

Operating income for this segment decreased $1.5 million in the first quarter of 1999 compared to the first quarter of 1998, primarily due to the decrease in wheat sales to certain foreign affiliates.

Sugar and Citrus Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    1999           1998

Net sales                             $   5.1            -
Operating income                      $  (3.9)           -

As discussed in Note 4 to the Condensed Consolidated Financial Statements, comparative operating results for the Sugar and Citrus segment are not presented as Tabacal was accounted for on the equity method in 1998. However, lower sugar prices have resulted in significantly lower revenues and higher losses in the first quarter 1999 compared to 1998. In the first quarter of 1998, the loss from foreign affiliates attributable to Tabacal was $2.0 million. To reduce future operating costs, management plans certain employee layoffs during the second quarter expected to result in related severance charges of approximately $3 to $4 million. Failure of sugar prices to return to historical levels could lower future expected cash flows to the extent that the carrying amount of Tabacal's long-lived asset values might be impaired. Any such impairment may require a write down of the related asset values with a corresponding charge to earnings sometime during 1999 or 2000. Although management cannot predict future sugar prices, it is anticipated that market conditions will continue to have a negative effect on Tabacal resulting in additional losses for the remainder of 1999.

Other Operations
                                     Three Months Ended March 31,
(Dollars in millions)                    1999           1998

Net sales                             $  19.7           39.9
Operating income                      $   0.2            4.4

Net sales for all other segments decreased $20.2 million in the first quarter of 1999 compared to the first quarter of 1998. The decrease is primarily a result of the sale of the Puerto Rican baking operations in December 1998, partially offset by the revenues of the Bulgarian winery acquired late in 1998.

Operating income for all other segments decreased $4.2 million in the first quarter of 1999 compared to the first quarter of 1998. This decrease primarily reflects the Puerto Rican baking operations sold in December 1998, lower operating income from the produce division and small losses from the Bulgarian winery acquired late in 1998.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $6.2 million to $30.0 million for the first quarter of 1999 compared to the first quarter of 1998. The decrease is primarily a result of the Puerto Rican baking operations sold in December 1998, partially offset by the winery acquired late in 1998 and consolidation of Tabacal results in 1999. As a percentage of revenues, SG&A increased slightly to 8.2% in the first quarter of 1999 from 8.1% in the first quarter of 1998.

Interest Expense

Interest expense increased $1.8 million in the first quarter of 1999 compared to the first quarter of 1998. The increase is primarily a result of increased long-term borrowings and higher overall borrowing rates. Increased long-term borrowings are primarily the result of the consolidation, effective December 1998, of the existing debts of Tabacal and the Bulgarian winery.

Income (loss) from Foreign Affiliates

Losses from foreign affiliates for the first quarter of 1998 were primarily attributable to the operations of Tabacal. As discussed in
Note 4 to the Condensed Consolidated Financial Statements, Tabacal is included in 1999 consolidated operations.

Minority Interest

Minority interest represents the minority shareholders' share of the operating results of the Bulgarian winery acquired in the fourth quarter of 1998.

Income Tax Expense

The effective tax rate increased to 72% in the first quarter of 1999 from 30% in the first quarter of 1998. This increase is primarily attributable to an increase in losses from foreign entities for which no tax benefit is available.

Other Financial Information

In 1998, the Company expanded the scope of its original Year 2000 assessment and has completed the assessment of its primary mainframe computer systems, both hardware and software. Resolution of issues identified within the primary mainframe computer systems, including all necessary testing, is expected to be completed by mid-1999. The Company is in the advanced stages of assessing other computer and electronic information systems throughout its operations, with the objective of addressing any issues deemed critical to operations by mid-1999. Certain equipment with embedded chip technology cannot be tested or guaranteed by the manufacturer for Year 2000 compliance. Consequently, general contingency plans are being developed for certain locations including lists of spare parts to have on hand and work around options in case of failure. Although not deemed critical to consolidated operations, computer systems at certain international locations are being reviewed and upgrades are planned or in process. The failure to identify or resolve any significant Year 2000 issue in a timely manner could have a material adverse effect on the Company, including an interruption in, or a failure of, certain normal business activities or operations.

The Company is also in the process of communicating with significant suppliers and customers to determine the extent to which the Company is vulnerable to failure of those third parties to resolve their own Year 2000 issues. The Company does not anticipate the cost of Year
2000 compliance by suppliers to be passed on to the Company and has not been informed of any material risks related to third party Year 2000 compliance. The Company is developing general contingency plans for some instances of third party noncompliance including limited backup utility sources to support live inventories for a short period of time. However, the failure of a significant third party supplier or customer to resolve its Year 2000 issues in a timely manner could have a material adverse effect on the Company, such as business disruptions resulting from noncompliance by a local utility (either electric, gas or water) or chartered vessel service.

Based upon assessments completed to date, the Company believes that the total costs, including equipment replacements and internal costs consisting primarily of payroll related costs, to resolve Year 2000 issues will not be material to the Company's consolidated financial statements. Not all assessments are complete at this date and the discovery of a significant Year 2000 issue unknown at this time could materially alter this estimate.

Derivative Information

The Company is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing interest rates and commodity prices. Changes in interest rates impact the cash required to service variable rate debt. Changes in commodity prices impact the cost of necessary raw materials as well as the selling prices of finished products. The Company uses interest rate swaps to manage risks of increasing interest rates. The Company uses corn, wheat, soybeans and soybean meal futures and options to manage risks of increasing prices of raw materials. The Company uses hog futures and options to manage risks of fluctuating prices of third party hogs acquired for processing. The Company is also subject to foreign currency exchange rate risk on a short-term note payable denominated in foreign currency. This risk is managed through the use of a foreign currency forward exchange agreement. The Company's market risk exposure related to these items has not changed substantially since December 31, 1998.


SEABOARD CORPORATION AND SUBSIDIARIES

                      PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


The  annual  meeting of stockholders was held on  April  26,  1999  in
Newton, Massachusetts. Two items were submitted to a vote of stockholders as described in the Company's Proxy Statement dated March 25, 1999. The table below briefly describes the proposals and results of the stockholders' vote.


                                   Votes in   Votes
                                    Favor     Against   Abstain

1. To elect:
    H. Harry Bresky,            1,443,476.75     0     1,530
    Joe E. Rodrigues            1,443,096.75     0     1,910
    David A. Adamsen            1,443,096.75     0     1,910
    and Thomas J. Shields       1,443,476.75     0     1,530
    as directors.

2.  To ratify selection of
    KPMG LLP
    as independent auditors.    1,443,503.75    20     1,483


A shareholder proposal to recommend a stock split which had been included in the Company's proxy statement was not presented to the meeting as the proponent did not attend the meeting either in person or by duly qualified representative.

SEABOARD CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     2.1 - Registrant's By-laws, as amended.

     10.1 - Registrant's Executive Deferred Compensation Plan dated January 1, 1999

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended March 31, 1999.

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




                           DATE:  May 7, 1999

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Vice President-Chief
                               Financial Officer (Authorized officer
                               and principal financial and accounting
                               officer)