Form 10-Q
period 1999-06-30
SEABOARD CORP /DE/
filed 1999-08-11
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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


       There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on July 31, 1999.

                                   Total pages in filing - 17 pages


                    PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998
                        (Thousands of dollars)

                                                  (Unaudited)
                                                    June 30,    December 31,
                                                      1999         1998
Assets
Current assets:
  Cash and cash equivalents                       $   20,140   $   20,716
  Short-term investments                             102,434      155,763
  Receivables, net                                   187,569      181,583
  Inventories                                        251,874      214,846
  Deferred income taxes                               14,882       14,604
  Prepaid expenses and deposits                       21,784       13,757
       Total current assets                          598,683      601,269
Investments in and advances to foreign affiliates     29,116       28,416
Net property, plant and equipment                    571,000      559,749
Other assets                                          31,619       33,700
        Total assets                              $1,230,418   $1,223,134

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                          $  178,595   $  158,980
  Current maturities of long-term debt                21,431       18,608
  Accounts payable                                    58,923       73,481
  Other current liabilities                          118,647      114,395
       Total current liabilities                     377,596      365,464
Long-term debt, less current maturities              325,423      329,469
Deferred income taxes                                 45,914       44,147
Other liabilities                                     31,431       28,580
         Total non-current and deferred liabilities  402,768      402,196
Minority interest                                      1,002        5,682
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                         1,790        1,790
  Less 302,079 shares held in treasury                  (302)        (302)
                                                       1,488        1,488
  Additional capital                                  13,214       13,214
  Accumulated other comprehensive income                (171)         (81)
  Retained earnings                                  434,521      435,171
       Total stockholders' equity                    449,052      449,792
Total  liabilities and stockholders' equity       $1,230,418   $1,223,134

     See notes to condensed consolidated financial statements.

                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
               Three months ended June 30, 1999 and 1998
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                                June 30,     June 30,
                                                  1999         1998

Net sales                                    $  429,245   $  454,645
Cost of sales and operating expenses            387,352      400,257
  Gross income                                   41,893       54,388
Selling, general and administrative expenses     34,462       35,132
  Operating income                                7,431       19,256
Other income (expense):
  Interest income                                 1,918        1,920
  Interest expense                               (8,854)      (8,046)
  Loss from foreign affiliates                     (595)      (2,560)
  Minority interest                                 349            -
  Miscellaneous                                     723        1,139
  Total other income (expense), net              (6,459)      (7,547)
Earnings before income taxes                        972       11,709
Income tax expense                                1,911        3,777
Net earnings (loss)                          $     (939)  $    7,932
Earnings (loss) per common share             $     (.63)  $     5.33
Dividends declared per common share          $      .25   $      .25
Average number of shares outstanding          1,487,520    1,487,520


          See notes to condensed consolidated financial statements.

                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                Six months ended June 30, 1999 and 1998
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                                June 30,     June 30,
                                                  1999         1998

Net sales                                    $  796,852   $  901,177
Cost of sales and operating expenses            714,663      798,313
  Gross income                                   82,189      102,864
Selling, general and administrative expenses     64,462       71,347
  Operating income                               17,727       31,517
Other income (expense):
  Interest income                                 3,770        3,536
  Interest expense                              (18,445)     (15,858)
  Loss from foreign affiliates                     (510)      (5,136)
  Minority interest                                 823            -
  Miscellaneous                                   1,334        1,759
  Total other income (expense), net             (13,028)     (15,699)
Earnings before income taxes                      4,699       15,818
Income tax expense                                4,605        5,022
Net earnings                                 $       94   $   10,796
Earnings per common share                    $      .06   $     7.26
Dividends declared per common share          $      .50   $      .50
Average number of shares outstanding          1,487,520    1,487,520


          See notes to condensed consolidated financial statements.

                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                Six months ended June 30, 1999 and 1998
                        (Thousands of dollars)
                              (Unaudited)


                                                       June 30,     June 30,
                                                         1999         1998

Cash flows from operating activities:
  Net earnings                                        $     94     $ 10,796
  Adjustments to reconcile net earnings to
    cash from operating activities:
       Depreciation and amortization                    29,995       31,265
       Loss from foreign affiliates                        510        5,136
       Gain from sale of fixed assets                   (1,109)      (1,479)
       Deferred income taxes                             1,548          639
  Changes in current assets and liabilities:
       Receivables, net of allowance                    (6,913)      (2,941)
       Inventories                                     (37,028)      23,498
       Prepaid expenses and deposits                    (8,027)      (1,095)
       Current liabilities exclusive of debt           (10,292)     (32,887)
  Other, net                                             3,325          241
              Net cash from operating activities       (27,897)      33,173

Cash flows from investing activities:
  Purchase of investments                             (269,547)    (160,179)
  Proceeds from the sale or maturity of investments    322,727      153,013
  Capital expenditures                                 (43,455)     (24,670)
  Proceeds from sale of fixed assets                     3,161        6,675
  Notes receivable                                         299        1,228
  Additional investment in a controlled subsidiary      (2,302)           -
  Investments in and advances to foreign affiliates     (1,210)     (28,642)
  Investment in domestic affiliate                           -       (2,500)
              Net cash from investing activities         9,673      (55,075)

Cash flows from financing activities:
  Notes payable to bank, net                            19,615       19,268
  Principal payments of long-term debt                  (1,223)        (419)
  Dividends paid                                          (744)        (744)
              Net cash from financing activities        17,648       18,105

Net change in cash and cash equivalents                   (576)      (3,797)
Cash and cash equivalents at beginning of year          20,716        8,552
Cash and cash equivalents at end of quarter           $ 20,140     $  4,755


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

For the three and six months ended June 30, 1999 and 1998, other comprehensive income adjustments consisted of an immaterial unrealized gain on available-for-sale securities and foreign currency cumulative translation adjustment, net of tax.


Note 2 - Inventories

The following is a summary of inventories at June 30, 1999 and December 31, 1998 (in thousands):

                                                       June 30,    December 31,
                                                         1999         1998
At lower of last-in, first-out (LIFO) cost or market:
  Live poultry                                        $ 24,637     $ 24,840
  Dressed poultry                                       30,456       22,961
  Feed ingredients, packaging
     supplies and other                                  4,721        5,813
                                                        59,814       53,614
  LIFO allowance                                         4,902        2,811
       Total inventories at lower of LIFO cost
       or market                                        64,716       56,425
At lower of first-in, first-out (FIFO) cost or market:
  Live hogs                                             75,202       75,887
  Grain, flour and feed                                 38,002        8,196
  Sugar produced and in process                         22,929       26,025
  Crops in production and related materials             10,237       11,233
  Dressed pork                                           5,740        8,486
        Other                                           35,048       28,594
       Total inventories at lower of FIFO cost
       or market                                       187,158      158,421
       Total inventories                              $251,874     $214,846

Significant decreases in commodity prices during 1999 and 1998 have eliminated the LIFO allowance as overall poultry feed costs have decreased below base year levels. This change in LIFO allowance is reflected in earnings as a reduction in cost of sales.


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

The Company accounted for its investment in Tabacal using the equity method through December 1998. Effective December 31, 1998, the Company obtained voting control over a majority of the capital stock of Tabacal. Accordingly, during 1999 the operating results of Tabacal are accounted for as a consolidated subsidiary. Due to the significance of Tabacal's operating results, it is reported as an additional segment (Sugar and Citrus) in 1999. The December 31, 1998 total assets by segment information has been restated to include Tabacal as a separate segment. No comparative 1998 segment operating results information is provided as Tabacal's results were reported under the equity method in 1998.

Sales to External Customers
                                   Three Months Ended      Six Months Ended
                                         June 30,              June 30,
(Thousands of dollars)               1999        1998       1999       1998

Poultry                            $120,264  $124,696     $230,935  $249,884
Pork                                136,055   133,215      256,218   254,951
Marine                               71,983    82,399      142,204   159,442
Commodity Trading and Milling        72,656    77,592      114,355   160,217
Sugar and Citrus                      9,999         -       15,131         -
All Other                            18,288    36,743       38,009    76,683
 Segment/Consolidated Totals       $429,245  $454,645     $796,852  $901,177

Operating Income
                                   Three Months Ended      Six Months Ended
                                         June 30,              June 30,
(Thousands of dollars)               1999        1998       1999       1998

Poultry                            $ 10,763  $  5,979     $ 17,252  $  6,586
Pork                                  5,416     1,029       10,207    (1,344)
Marine                               (3,233)    6,254         (878)   13,178
Commodity Trading and Milling           558     4,033        1,896     6,858
Sugar and Citrus                     (4,922)        -       (8,800)        -
All Other                               150     2,949          386     7,314
Segment Totals                        8,732    20,244       20,063    32,592
Reconciliation to consolidated totals
 Corporate Items                     (1,301)     (988)      (2,336)   (1,075)
 Segment/Consolidated Totals       $  7,431  $ 19,256     $ 17,727  $ 31,517


Total Assets
                                         June 30,     December 31,
(Thousands of dollars)                    1999           1998

Poultry                                $  197,849     $  188,558
Pork                                      386,009        387,699
Marine                                     87,439         99,609
Commodity Trading and Milling             151,517        108,822
Sugar and Citrus                          170,317        162,094
All Other                                  95,790        107,029
Segment Totals                          1,088,921      1,053,811
Reconciliation to consolidated totals
 Corporate items                          141,497        169,323
 Consolidated Totals                   $1,230,418     $1,223,134

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
                                 June 30,          December 31,
                                   1999                1998

Current ratio                     1.59:1              1.65:1
Working capital                   $221.1              $235.8

Cash from operating activities for the six months ended June 30, 1999 decreased $61.1 million compared to the same period one year earlier. The decrease in cash flows was primarily related to changes in certain components of working capital and a decrease in net earnings. The timing of certain transactions can have a significant influence over changes in working capital balances. Current liabilities exclusive of debt decreased during the second quarter of 1999 as the Company paid $14.6 million in taxes related to the 1998 gain from the sale of baking and flour milling operations. Within the Commodity Trading and Milling segment there were several more voyages in transit at June 30, 1999 than at December 31, 1998, resulting in an increase in grain inventory balances and a partially offsetting increase in deferred revenue balances. In 1998 there were fewer voyages in transit at June 30, 1998 than at December 31, 1997, resulting in a decrease in grain inventories and a partially offsetting decrease in deferred revenues during that period. Dressed poultry inventory increased during 1999 in preparation for significant third quarter obligations under sales contracts with certain customers compared to a decrease in dressed poultry during 1998. Dressed poultry inventory decreased during the first quarter of 1998 from the sell-off of a build-up of poultry leg-quarter inventory. Wine inventories increased in 1999 due to seasonal fluctuations. Wine inventories were not included in the comparable 1998 period as the winery was not acquired until October 1998.

Cash from investing activities for the six months ended June 30, 1999 increased $64.7 million compared to the same period one year earlier. The increase is primarily related to a net sale and maturity of investments in the 1999 period compared to a net purchase of investments in the comparable 1998 period. For the six months ended June 30, 1998, investments in and advances to foreign affiliates includes $29.8 million to Tabacal. As discussed in Note 4, Tabacal has been consolidated since December 31, 1998. As such, funds invested in Tabacal for the six months ended June 30, 1999 are reflected within the appropriate components of the cash flow statement, including capital expenditures.

The Company invested $43.5 million in property, plant and equipment for the six months ended June 30, 1999.

The Company invested $13.0 million in the Poultry segment primarily for the expansion projects at the Mayfield, Kentucky and Chattanooga, Tennessee, poultry facilities. The Company anticipates spending $43.8 million over the next six months for these expansions and to make general upgrades to other poultry facilities.

The Company invested $7.7 million in the Pork segment primarily for the expansion of hog production facilities and for improvements to the pork processing plant. The Company plans to invest $6.0 million over the next six months for continued expansion of hog production facilities and general upgrades to the pork processing plant.

Capital expenditures in the Marine segment totaled $10.0 million to purchase two vessels previously chartered and for general replacement and upgrades of property and equipment. Over the next six months, the Company anticipates spending $6.4 million for general replacement and upgrades of property and equipment.

The Company invested $8.7 million in the Sugar and Citrus segment primarily for improvements to existing operations and expansion of sugarcane fields. Over the next six months, the Company anticipates spending $8.4 million for additional improvement and expansion.

Capital expenditures in the other segments for the six months ended June 30, 1999 included $4.1 million in general modernization and efficiency upgrades of plant and equipment.

Management anticipates the planned capital expenditures for the remainder of 1999 will be financed by internally generated cash or proceeds from the sale or maturity of investments.

During the first quarter of 1999, the Company invested $2.3 million to acquire additional shares of a Bulgarian winery. The Company originally purchased a controlling interest in the winery in October 1998.

During the second quarter of 1999, the Company invested $1.7 million for a minority interest in a flour mill in Angola to be accounted for under the equity method.

In the first quarter of 1999, the Company's one-year revolving credit facilities totaling $145.0 million, maturing during the first quarter of 1999, were increased to $153.3 million and extended for an additional year. In addition, the existing five-year revolving credit facility totaling $25.0 million was increased to $26.7 million. As of June 30, 1999, the Company had $151.5 million outstanding under one-year revolving credit facilities totaling $153.3 million and $27.1 million outstanding under short-term uncommitted credit lines totaling $126.0 million.

Subsequent to the second quarter balance sheet date, the Company prepaid certain of its higher cost, U.S. dollar denominated foreign subsidiary debt obligations. This prepayment reduced total debt obligations by $8.4 million.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities will be adequate for its current and intended operations.


RESULTS OF OPERATIONS

Net sales for the three and six months ended June 30, 1999 decreased $25.4 and $104.3 million, respectively, compared to the same periods one year earlier. Operating income for the three and six months ended June 30, 1999 decreased by $11.8 and $13.8 million, respectively, compared to the same periods one year earlier.

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, certain 1998 quarterly segment information below has been reclassified to conform with the new presentations.


Poultry Segment

                             Three Months Ended     Six Months Ended
                                   June 30,             June 30,
(Dollars in millions)          1999      1998        1999      1998
Net sales                    $ 120.3     124.7     $ 230.9     249.9
Operating income             $  10.8       6.0     $  17.3       6.6

Net sales of poultry products for the three and six months ended June 30, 1999 decreased $4.4 and $19.0 million, respectively, compared to the same periods in 1998. These decreases are primarily a result of lower overall sales prices for poultry products. An increase in poultry production within the industry has resulted in lower prices for most poultry products while the Russian economic situation continues to have a negative effect on domestic prices for dark meat sales. Sales volumes increased for the three months ended June 30, 1999 compared to the same period in 1998 primarily as a result of increased export sales. Although export sales volumes increased during the quarter, related revenues decreased due to the lower prices. Despite the increase in export sales volume during the second quarter, sales volumes for the six months ended June 30, 1999 did not change significantly compared to the same period in 1998 due to the sell-off of a build up of leg quarter inventories in the first quarter of 1998. Although management is unable to predict future poultry prices, current market conditions indicate that poultry prices will remain lower than 1998 for the remainder of 1999.

Operating income for the Poultry segment increased $4.8 and $10.7 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998, primarily as a result of lower finished feed costs, partially offset by lower sales prices. Although management cannot predict finished feed costs, it is anticipated that feed ingredient costs should continue to be favorable for the remainder of 1999.


Pork Segment

                             Three Months Ended     Six MonthsEnded
                                   June 30,             June 30,
(Dollars in millions)          1999     1998         1999      1998
Net sales                    $ 136.1    133.2      $ 256.2     255.0
Operating income             $   5.4      1.0      $  10.2      (1.3)

Net sales for the Pork segment increased $2.9 and $1.2 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. An increase in sales volume was largely offset by lower pork prices. The increase in sales volume is the result of the hog processing plant operating at full capacity on a double-shift basis during 1999. The plant employed a second shift during the first half of 1998, but did not achieve full double-shift capacity until the third quarter of 1998. Lower sales prices for most pork products have resulted from an industry wide excess supply of
live  hogs.   Management cannot predict pork prices for the remainder
of 1999.

Operating income for the Pork segment increased $4.4 and $11.5 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. These increases are primarily a result of a decrease in the cost of third party hogs processed and, to a lesser extent, a decrease in the cost of Company raised hogs. The decrease in the cost of Company raised hogs is primarily the result of lower grain prices. Although management cannot predict the cost of third party hogs or grain prices, it is anticipated that market conditions should continue to be favorable for the remainder of 1999.


Marine Segment

                             Three Months Ended     Six Months Ended
                                   June 30,             June 30,
(Dollars in millions)          1999     1998         1999      1998
Net sales                    $  72.0     82.4      $ 142.2     159.4
Operating income             $  (3.2)     6.3      $  (0.9)     13.2

Net sales for the Marine segment decreased $10.4 and $17.2 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. Cargo volumes and applicable cargo rates decreased in 1999 compared to 1998 primarily as a result of weak economic conditions in certain South American markets served by the Company.

Operating income from the Marine segment decreased $9.5 and $14.1 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998, primarily as a result of lower cargo volumes and rates discussed above. Management expects that these situations will continue to have a negative effect on financial results for the remainder of 1999. A new U.S. shipping law, The Ocean Reform Act of 1998, went into effect in May 1999 and permits shipping companies to enter into unregulated confidential rate agreements with shippers. Management is not able to predict the impact of this new law on 1999 financial results.


Commodity Trading and Milling Segment

                             Three Months Ended     Six Months Ended
                                   June 30,             June 30,
(Dollars in millions)          1999      1998         1999      1998
Net sales                    $  72.7      77.6      $ 114.4     160.2
Operating income             $   0.6       4.0      $   1.9       6.9

Net sales for the Commodity Trading and Milling segment decreased $4.9 and $45.8 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. The decrease is primarily a result of lower soybean sales, lower wheat sales to certain foreign affiliates and, to a lesser extent, a decrease in commodity prices sold in foreign markets. Such decreases were partially offset by the addition of sales during 1999 from the Company's milling operations in Zambia acquired in late 1998.

Operating income for this segment decreased $3.4 and $5.0 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998, primarily due to the decrease in wheat sales to certain foreign affiliates.


Sugar and Citrus Segment

                             Three Months Ended     Six Months Ended
                                   June 30,             June 30,
(Dollars in millions)          1999      1998         1999      1998
Net sales                    $  10.0        -       $  15.1        -
Operating income             $  (4.9)       -       $  (8.8)       -

As discussed in Note 4 to the Condensed Consolidated Financial Statements, comparative operating results for the Sugar and Citrus segment are not presented as Tabacal was accounted for on the equity method in 1998. However, lower sugar prices have resulted in significantly lower revenues and higher losses in the first six months of 1999 compared to 1998. Also, during the second quarter of 1999 severance charges of $3.0 million were incurred related to certain employee layoffs enacted to reduce future operating costs. For the three and six months ended June 30, 1998 the loss from foreign affiliates attributable to Tabacal was $2.0 and $4.0 million, respectively.

Failure of sugar prices to return to historical levels could lower future expected cash flows to the extent that the carrying amount of Tabacal's long-lived asset values might be impaired. Any such impairment may require a write down of the related asset values with a corresponding charge to earnings sometime during 1999 or 2000. Management cannot predict sugar prices for the remainder of 1999.


Other Operations

                             Three Months Ended     Six Months Ended
                                   June 30,             June 30,
(Dollars in millions)          1999      1998         1999      1998
Net sales                    $  18.3      36.7      $  38.0      76.7
Operating income             $   0.2       2.9      $   0.4       7.3

Net sales for all other segments decreased $18.4 and $38.7 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. The decrease is primarily a result of the sale of the Puerto Rican baking operations in December 1998, partially offset by the revenues of the Bulgarian winery acquired late in 1998.

Operating income for all other segments decreased $2.7 and $6.9 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. This decrease primarily reflects the Puerto Rican baking operations sold in December 1998, lower operating income from the produce division and losses from the Bulgarian winery acquired late in 1998.


Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $0.7 and $6.9 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. The decrease is primarily a result of the Puerto Rican baking operations sold in December 1998, partially offset by the winery acquired late in 1998, and consolidation of Tabacal results in 1999, including the $3.0 million of severance charges discussed above. As a percentage of revenues, SG&A increased slightly to 8.0% for the second quarter of 1999 from 7.7% for the second quarter of 1998. For the six months ended June 30, 1999 SG&A increased to 8.1% compared to 7.9% for the same period in 1998.


Other Income (Expense)

Interest expense increased $0.8 and $2.6 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. The increase is primarily a result of increased long-term borrowings and higher overall borrowing rates. Increased long-term borrowings are primarily the result of the consolidation, effective December 1998, of the existing debts of Tabacal and the Bulgarian winery.

Loss from foreign affiliates for the three and six months ended June 30, 1998 were primarily attributable to the operations of Tabacal. As discussed in Note 4 to the Condensed Consolidated Financial Statements, Tabacal is included in 1999 consolidated operations.

Minority interest represents the minority shareholders' share of the operating results of the Bulgarian winery acquired in the fourth quarter of 1998.


Income Tax Expense

Compared to the same periods one year earlier, the effective tax rates increased significantly for the three and six months ended June 30, 1999. These increases and the unusually high effective tax rates for the 1999 periods are attributable to significant increases in overall losses from foreign entities during 1999 for which no tax benefit is available within their respective countries or to offset domestic income.


Other Financial Information

During the second quarter of 1999, the Financial Accounting Standards board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date. The Company will now be required to adopt SFAS No. 133 during the first quarter of fiscal 2001.

The Company has completed the Year 2000 assessment of its primary mainframe computer systems and other computer and electronic information systems throughout its operations. Resolution of all critical issues identified within these systems, including all necessary testing, is complete. Certain equipment with embedded chip technology cannot be tested or guaranteed by the manufacturer for Year 2000 compliance. Consequently, general contingency plans are being developed for certain locations including lists of spare parts to have on hand and work around options in case of failure. Although not deemed critical to consolidated operations, computer systems at certain international locations are being reviewed and upgrades are planned or in process. The failure to identify or resolve any significant Year 2000 issue in a timely manner could have a material adverse effect on the Company, including an interruption in, or a failure of, certain normal business activities or operations.

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

During the second quarter of 1999, the Company terminated two interest rate swap agreements for proceeds totaling $0.7 million. These agreements had remaining lives of eight years and combined notional amounts of $50 million. Subsequent to June 30, 1999, the Company terminated all remaining interest rate swap agreements for proceeds totaling $5.3 million. These agreements had remaining lives of eight years and combined notional amounts of $150 million. Proceeds received will be amortized as a reduction of interest expense over the remaining eight year lives.

Other  than  the  termination of the swap  agreements,  the  Company's
market   risk  exposure  related  to  these  items  has  not   changed
substantially since December 31, 1998.


SEABOARD CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended June 30, 1999.

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




                           DATE:  August 11, 1999

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Vice President-Chief
                               Financial Officer (Authorized officer
                               and principal financial and accounting
                               officer)