Form 10-Q
period 1999-09-30
SEABOARD CORP /DE/
filed 1999-10-22
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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


       There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on October 15, 1999.

                                   Total pages in filing - 17 pages


                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
               September 30, 1999 and December 31, 1998
                        (Thousands of dollars)

                                                 (Unaudited)
                                                 September 30,   December 31,
                                                     1999           1998
Assets
Current assets:
  Cash and cash equivalents                        $ 28,837       $ 20,716
  Short-term investments                             77,891        155,763
  Receivables, net                                  185,060        181,583
  Inventories                                       257,476        214,846
  Deferred income taxes                              15,019         14,604
  Prepaid expenses and deposits                      19,284         13,757
       Total current assets                         583,567        601,269
Investments in and advances to foreign affiliates    28,821         28,416
Net property, plant and equipment                   588,241        559,749
Other assets                                         31,615         33,700
        Total assets                             $1,232,244     $1,223,134

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                         $  204,755     $  158,980
  Current maturities of long-term debt               11,297         18,608
  Accounts payable                                   65,306         73,481
  Other current liabilities                         109,458        114,395
       Total current liabilities                    390,816        365,464
Long-term debt, less current maturities             310,222        329,469
Deferred income taxes                                44,987         44,147
Other liabilities                                    36,406         28,580
         Total non-current and deferred liabilities 391,615        402,196
Minority interest                                     1,068          5,682
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                        1,790          1,790
  Less 302,079 shares held in treasury                 (302)          (302)
                                                      1,488          1,488
  Additional capital                                 13,214         13,214
  Accumulated other comprehensive income               (181)           (81)
  Retained earnings                                 434,224        435,171
       Total stockholders' equity                   448,745        449,792
Total  liabilities and stockholders' equity      $1,232,244     $1,223,134

     See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
            Three months ended September 30, 1999 and 1998
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                             September 30,     September 30,
                                                1999              1998

Net sales                                    $  445,128        $  438,909
Cost of sales and operating expenses            400,230           382,681
  Gross income                                   44,898            56,228
Selling, general and administrative expenses     34,857            34,721
  Operating income                               10,041            21,507
Other income (expense):
  Interest income                                 1,770             1,630
  Interest expense                               (9,456)           (8,485)
  Gain (loss) from foreign affiliates                36            (6,916)
  Minority interest                                 114                 -
  Miscellaneous                                      98             1,701
  Total other income (expense), net              (7,438)          (12,070)
Earnings before income taxes                      2,603             9,437
Income tax expense                                2,528             4,419
Net earnings                                 $       75        $    5,018

Earnings per common share                    $      .05        $     3.37
Dividends declared per common share          $      .25        $      .25
Average number of shares outstanding          1,487,520         1,487,520


          See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
             Nine months ended September 30, 1999 and 1998
            (Thousands of dollars except per share amounts)
                              (Unaudited)



                                             September 30,     September 30,
                                                1999              1998

Net  sales                                   $1,241,980        $1,340,086
Cost of sales and operating expenses          1,114,893         1,180,994
  Gross income                                  127,087           159,092
Selling, general and administrative expenses     99,319           106,068
  Operating income                               27,768            53,024
Other income (expense):
  Interest income                                 5,540             5,166
  Interest expense                              (27,901)          (24,343)
  Loss from foreign affiliates                     (474)          (12,052)
  Minority interest                                 937                 -
  Miscellaneous                                   1,432             3,460
  Total other income (expense), net             (20,466)          (27,769)
Earnings before income taxes                      7,302            25,255
Income tax expense                                7,133             9,441
Net earnings                                 $      169        $   15,814
Earnings per common share                    $      .11        $    10.63
Dividends declared per common share          $      .75        $      .75
Average number of shares outstanding          1,487,520         1,487,520


          See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 1999 and 1998
                        (Thousands of dollars)
                              (Unaudited)


                                                    September 30, September 30,
                                                       1999          1998

Cash flows from operating activities:
  Net earnings                                       $     169     $  15,814
  Adjustments to reconcile net earnings to
    cash from operating activities:
       Depreciation and amortization                    46,041        44,543
       Loss from foreign affiliates                        474        12,052
       Gain from sale of fixed assets                   (1,433)       (2,209)
       Deferred income taxes                               452         2,944
  Changes in current assets and liabilities:
       Receivables, net of allowance                    (5,048)       (2,281)
       Inventories                                     (42,544)        14,217
       Prepaid expenses and deposits                    (5,527)       (3,435)
       Current liabilities exclusive of debt           (13,113)      (16,312)
  Other, net                                             2,186         1,224
              Net cash from operating activities       (18,343)       66,557

Cash flows from investing activities:
  Purchase of investments                             (335,503)     (268,518)
    Proceeds from the sale or maturity of investments  413,248       259,504
  Capital expenditures                                 (78,938)      (34,958)
  Proceeds from sale of fixed assets                     4,152         8,033
  Notes receivable                                         315         1,080
    Additional investment in a controlled subsidiary    (2,302)            -
    Investments in and advances to foreign affiliates     (879)      (40,794)
  Investment in domestic affiliate                           -        (2,500)
             Net cash from investing activities             93       (78,153)

Cash flows from financing activities:
  Notes payable to bank, net                            45,775        17,603
  Principal payments of long-term debt                 (24,270)         (578)
  Proceeds from interest rate swaps                      5,982             -
  Dividends paid                                        (1,116)       (1,116)
              Net cash from financing activities        26,371        15,909
Net change in cash and cash equivalents                  8,121         4,313
Cash and cash equivalents at beginning of year          20,716         8,552
Cash and cash equivalents at end of quarter          $  28,837     $  12,865


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

For the three and nine months ended September 30, 1999 and 1998, other comprehensive income adjustments consisted of an immaterial unrealized loss on available-for-sale securities and foreign currency cumulative translation adjustment, net of tax.


Note 2 - Inventories

The following is a summary of inventories at September 30, 1999 and December 31, 1998 (in thousands):

                                                   September 30,   December 31,
                                                      1999            1998
At lower of last-in, first-out (LIFO) cost or market:
  Live poultry                                        $ 24,812      $ 24,840
  Dressed poultry                                       34,742        22,961
  Feed ingredients, packaging
     supplies and other                                  4,531         5,813
                                                        64,085        53,614
  LIFO allowance                                         6,666         2,811
       Total inventories at lower of LIFO cost
       or market                                        70,751        56,425
At lower of first-in, first-out (FIFO) cost or market:
  Live hogs                                             74,772        75,887
  Grain, flour and feed                                 30,543         8,196
  Sugar produced and in process                         22,726        26,025
  Crops in production and related materials             12,003        11,233
  Dressed pork                                           6,370         8,486
  Other                                                 40,311        28,594
       Total inventories at lower of FIFO cost
       or market                                       186,725       158,421
       Total inventories                              $257,476      $214,846

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

The Company is a defendant in a lawsuit brought in federal court by a third party hog supplier claiming breach of agreement, common law fraud and violation of the federal RICO statute. Damages of approximately $25 million are alleged. Any amount awarded under the RICO count would be trebled. The Company has counterclaimed asserting breach of agreement and claiming damages of approximately $16 million. The Company believes it has meritorious defenses to all counts, that the RICO count is without merit, and that it will prevail on its counterclaim.

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

Sales to External Customers
                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
(Thousands of dollars)                 1999      1998         1999      1998

Poultry                           $  126,359  $  135,423  $  357,294 $  385,307
Pork                                 138,101     124,503     394,319    379,454
Marine                                74,061      72,029     216,265    231,471
Commodity Trading and Milling         75,698      73,163     190,053    233,380
Sugar and Citrus                      15,091           -      30,222          -
All Other                             15,818      33,791      53,827    110,474
 Segment/Consolidated Totals      $  445,128  $  438,909  $1,241,980 $1,340,086

Operating Income
                                     Three Months Ended     Nine MonthsEnded
                                        September 30,          September 30,
(Thousands of dollars)                 1999      1998         1999      1998

Poultry                           $    9,333  $   19,320  $   26,585 $   25,906
Pork                                   7,611      (3,383)     17,818     (4,727)
Marine                                (4,631)      1,573      (5,509)    14,751
Commodity Trading and Milling           (140)        834       1,756      7,692
Sugar and Citrus                        (443)          -      (9,243)         -
All Other                               (677)      4,009        (291)    11,323
Segment Totals                        11,053      22,353      31,116     54,945
Reconciliation to Consolidated Totals
 Corporate Items                      (1,012)       (846)     (3,348)    (1,921)
 Consolidated Totals              $   10,041  $   21,507  $   27,768 $   53,024


Total Assets
                                        September 30,   December 31,
(Thousands of dollars)                     1999            1998

Poultry                                $  222,668      $  188,558
Pork                                      388,958         387,699
Marine                                     87,228          99,609
Commodity Trading and Milling             147,779         108,822
Sugar and Citrus                          173,838         162,094
All Other                                  92,338         107,029
Segment Totals                          1,112,809       1,053,811
Reconciliation to Consolidated Totals
 Corporate Items                          119,435         169,323
 Consolidated Totals                   $1,232,244      $1,223,134

Administrative services provided by the corporate office are primarily allocated to the individual segments based on the size and nature of their operations. Prior to the third quarter of 1999, these costs were primarily allocated based on revenues. The change in estimates is deemed to provide a more accurate allocation and does not have a material impact on prior period comparative information. Corporate assets include short-term investments, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

                              September 30,        December 31,
                                  1999                1998

Current ratio                    1.49:1              1.65:1
Working capital                  $192.8              $235.8

Cash from operating activities for the nine months ended September 30, 1999 decreased $84.9 million compared to the same period one year earlier. The decrease in cash flows was primarily related to changes in certain components of working capital and a decrease in net earnings. The timing of certain transactions can have a significant influence over changes in working capital balances. Current liabilities exclusive of debt decreased during 1999 as the Company paid $14.6 million in taxes related to the 1998 gain from the sale of baking and flour milling operations in Puerto Rico. Within the Commodity Trading and Milling segment there was a higher value of inventory in transit at September 30, 1999 than at December 31, 1998, resulting in increases in grain inventory and prepaid expense balances and a partially offsetting increase in deferred revenue balances. In 1998 there was a lower value of inventory in transit at September 30, 1998 than at December 31, 1997, resulting in a decrease in grain inventories and a partially offsetting decrease in deferred revenues during that period. Dressed poultry inventory increased during 1999 in preparation for significant fourth quarter obligations under sales contracts with certain customers compared to a decrease in dressed poultry during 1998. Dressed poultry inventory decreased during the first quarter of 1998 from the sell-off of a build-up of poultry leg-quarter inventory. Wine inventories increased in 1999 due to seasonal fluctuations. Wine inventories were not included in the comparable 1998 period as the winery was not acquired until October 1998.

Cash from investing activities for the nine months ended September 30, 1999 increased $78.2 million compared to the same period one year earlier. The increase is primarily related to a net sale and maturity of investments in the 1999 period compared to a net purchase of investments in the comparable 1998 period. For the nine months ended September 30, 1998, investments in and advances to foreign affiliates includes $37.6 million to Tabacal. As discussed in Note 4, Tabacal has been consolidated since December 31, 1998. As such, funds invested in Tabacal for the nine months ended September 30, 1999 are reflected within the appropriate components of the cash flow statement, including capital expenditures.

The Company invested $78.9 million in property, plant and equipment for the nine months ended September 30, 1999.

The Company invested $31.8 million in the Poultry segment primarily for the expansion projects at the Mayfield, Kentucky and Chattanooga, Tennessee, poultry facilities. The Company anticipates spending $25.0 million over the next six months for these expansions, an expansion of the Elberton, Georgia, facility, and to make general upgrades to other poultry facilities.

The Company invested $15.1 million in the Pork segment primarily for the expansion of hog production facilities and for improvements to the pork processing plant. The Company plans to invest $1.5 million during the remainder of 1999 for general upgrades to the pork processing plant.

Capital expenditures in the Marine segment totaled $12.2 million to purchase two vessels previously chartered and for general replacement and upgrades of property and equipment. During the remainder of 1999, the Company anticipates spending $2.5 million for general replacement and upgrades of property and equipment.

The Company invested $12.5 million in the Sugar and Citrus segment primarily for improvements to existing operations and expansion of sugarcane fields. During the remainder of 1999, the Company anticipates spending $3.7 million for additional improvements and expansion.

Capital expenditures in the Commodity Trading and Milling segment totaled $3.1 million, including $2.0 million to purchase a previously chartered bulk carrier vessel from a wholly-owned subsidiary of Seaboard Flour Corporation, the owner of 75.3% of the Company's outstanding common stock.

Capital expenditures in the other segments for the nine months ended September 30, 1999 included $4.2 million in general modernization and efficiency upgrades of plant and equipment.

Management anticipates that the planned capital expenditures for the remainder of 1999 will be financed by internally generated cash or proceeds from the sale or maturity of investments.

During the first quarter of 1999, the Company invested $2.3 million to acquire additional shares of a Bulgarian winery. The Company originally purchased a controlling interest in the winery in October 1998.

During the second quarter of 1999, the Company invested $1.7 million for a minority interest in a flour mill in Angola to be accounted for under the equity method.

Cash from financing activities for the nine months ended September 30, 1999 increased $10.5 million compared to the same period one year earlier. The increase is primarily related to proceeds from short-term borrowings and terminating interest rate swap agreements, partially offset by payments on long-term debt. See further discussion of terminated swap agreements under "Derivative Information" below.

During the third quarter of 1999, the Company prepaid at a discount certain long-term debt obligations assumed with the purchase of the Bulgarian winery in October 1998 and adjusted certain acquisition balances related to this acquisition. During the third quarter of 1999, the Company also prepaid at a discount other higher cost, U.S. dollar denominated foreign subsidiary debt obligations. These prepayments reduced total long-term debt obligations by $13.5 million. Changes to the preliminary purchase price allocations and other non-cash adjustments related to these transactions resulted in immaterial adjustments to several balance sheet line items, primarily reductions to minority interest, net property plant and equipment, and long-term debt.

In the first quarter of 1999, the Company's one-year revolving credit facilities totaling $145.0 million, maturing during the first quarter of 1999, were increased to $153.3 million and extended for an additional year. In addition, the existing five-year revolving credit facility totaling $25.0 million was increased to $26.7 million. During the third quarter of 1999, the Company repaid the outstanding advances totaling $10.0 million on the five-year revolving credit facility. As of September 30, 1999, the Company had $153.3 million outstanding under one-year revolving credit facilities totaling $153.3 million and $51.5 million outstanding under short-term uncommitted credit lines totaling $156.0 million.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities will be adequate for its current and intended operations.



RESULTS OF OPERATIONS

Compared to the same periods one year earlier, net sales for the three months ended September 30, 1999 increased $6.2 million, and net sales for the nine months ended September 30, 1999 decreased $98.1 million. Operating income for the three and nine months ended September 30, 1999 decreased by $11.5 and $25.3 million, respectively, compared to the same periods one year earlier.

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, certain 1998 quarterly segment information below has been reclassified to conform with the new presentations.


Poultry Segment
                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
(Dollars in millions)        1999      1998                 1999      1998

Net sales                    $ 126.4     135.4             $ 357.3     385.3
Operating income             $   9.3      19.3             $  26.6      25.9

Net  sales  of  poultry products for the three and nine  months  ended
September 30, 1999 decreased $9.0 and $28.0 million, respectively, compared to the same periods in 1998. These decreases are primarily a result of lower overall sales prices for poultry products. An increase in poultry production within the industry has resulted in lower prices for most poultry products while the Russian economic situation continues to have a negative effect on domestic prices for dark meat sales. Sales volumes increased for the three and nine months ended September 30, 1999 compared to the same periods in 1998, primarily as a result of increased export sales. From time to time, a portion of the dressed product needed to meet increased levels of export sales is purchased from third party suppliers. Although export sales volumes increased during the periods, related revenues decreased due to the lower prices. The sales volume increase for the nine month period was partially offset by the sell-off of a build up of leg quarter inventories in the first quarter of 1998. Although management is unable to predict future poultry prices, current market conditions indicate that poultry prices will remain lower than 1998 for the remainder of 1999.

Compared to the same periods in 1998, operating income for the Poultry segment decreased $10.0 million for the three months ended September 30, 1999, and increased $0.7 million for the nine months ended September 30, 1999. During the first two quarters of 1999, operating income increased compared to 1998 as the benefits of lower finished feed costs more than offset lower sales prices. However, during the third quarter of 1999, significantly lower sales prices were only partially offset by lower finished feed costs, resulting in the decrease in operating income for the quarter. Over the nine month period, the lower feed costs were essentially offset by lower sales prices. Although management cannot predict finished feed costs, it is anticipated that feed ingredient costs should continue to be favorable for the remainder of 1999.


Pork Segment
                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
(Dollars in millions)          1999      1998               1999      1998

Net sales                     $ 138.1     124.5            $ 394.3     379.5
Operating income              $   7.6      (3.4)           $  17.8      (4.7)

Net sales for the Pork segment increased $13.6 and $14.8 million, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998. During the first two quarters of 1999, an increase in sales volume was partially offset by lower pork prices. During the third quarter of 1999, sales volume and pork prices increased compared to the same period in 1998. The increase in sales volume is the result of the hog processing plant operating at full capacity on a double-shift basis during 1999. The plant employed a second shift during the first half of 1998, but did not achieve full double-shift capacity until the third quarter of 1998. Lower sales prices for most pork products during the first two quarters of 1999 resulted from an industry-wide excess supply of live hogs, during the third quarter the excess declined, resulting in improved prices. Management cannot predict pork prices for the remainder of 1999.

Operating income for the Pork segment increased $11.0 and $22.5 million, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998. These increases are primarily a result of a decrease in the cost of third party hogs processed and, to a lesser extent, a decrease in the cost of Company raised hogs. Operating income for the three months ended September 30, 1999 also benefited from the improvement in sales prices. The decrease in the cost of Company raised hogs is primarily the result of lower grain prices. Although management cannot predict the cost of third party hogs or grain prices, it is anticipated that market conditions for these items should continue to be favorable for the remainder of 1999.


Marine Segment
                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
(Dollars in millions)          1999      1998               1999      1998

Net sales                     $  74.1      72.0            $ 216.3     231.5
Operating income              $  (4.6)      1.6            $  (5.5)     14.8

Compared to the same periods in 1998, net sales for the Marine segment increased $2.1 million for the three months ended September 30 1999, and decreased $15.2 million for the nine months ended September 30, 1999. Cargo volumes and applicable cargo rates decreased in the first two quarters of 1999 compared to 1998 primarily as a result of weak economic conditions in certain South American markets served by the Company. During the third quarter of 1999, overall cargo volume increased due to improvements in certain markets, but the effect on net sales was largely offset as rates remained depressed.

Operating income from the Marine segment decreased $6.2 and $20.3 million, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998, primarily as a result of lower cargo rates discussed above. Management expects that these situations will continue to have a negative effect on financial results for the remainder of 1999. A new U.S. shipping law, The Ocean Reform Act of 1998, went into effect in May 1999 and permits shipping companies to enter into unregulated confidential rate agreements with shippers. Management is not able to determine the impact, if any, of this new law on 1999 financial results.


Commodity Trading and Milling Segment

                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
(Dollars in millions)          1999      1998               1999      1998

Net sales                    $  75.7      73.2             $ 190.1     233.4
Operating income             $  (0.1)      0.8             $   1.8       7.7

Compared to the same periods in 1998, net sales for the Commodity Trading and Milling segment increased $2.5 million for the three months ended September 30 1999, and decreased $43.3 million for the nine months ended September 30, 1999. The decrease for the nine month period is primarily a result of lower soybean sales, lower wheat sales to certain foreign affiliates and, to a lesser extent, a decrease in commodity prices sold in foreign markets during the first two quarters of 1999. Such decreases were partially offset by the addition of sales during 1999 from the Company's milling operations in Zambia acquired in late 1998.

Operating income for this segment decreased $0.9 and $5.9 million, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998, primarily due to the decrease in wheat sales to certain foreign affiliates.


Sugar and Citrus Segment
                             Three Months Ended      Nine Months Ended
                                September 30,          September 30,
(Dollars in millions)          1999      1998         1999      1998

Net sales                     $  15.1       -        $  30.2       -
Operating income              $  (0.4)      -        $  (9.2)      -

As discussed in Note 4 to the Condensed Consolidated Financial Statements, comparative operating results for the Sugar and Citrus segment are not presented as Tabacal was accounted for on the equity method in 1998. However, lower sugar prices have resulted in significantly lower revenues and higher losses in the first nine months of 1999 compared to 1998. Also, during the second quarter of 1999 severance charges of $3.0 million were incurred related to certain employee layoffs enacted to reduce future operating costs. For the three and nine months ended September 30, 1998 the loss from foreign affiliates attributable to Tabacal was $6.4 and $10.4 million, respectively.

Failure of sugar prices to return to historical levels could lower future expected cash flows to the extent that the carrying amount of Tabacal's long-lived asset values might be impaired. Any such impairment may require a write down of the related asset values with a corresponding charge to earnings sometime during the next twelve months. Management cannot predict sugar prices for the remainder of 1999.


Other Operations
                             Three Months Ended    Nine Months Ended
                                September 30,         September 30,
(Dollars in millions)          1999      1998        1999      1998

Net sales                    $  15.8      33.8     $  53.8     110.5
Operating income             $  (0.7)      4.0     $  (0.3)     11.3

Net sales for all other segments decreased $18.0 and $56.7 million, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The decrease is primarily a result of the sale of the Puerto Rican baking operations in December 1998.

Operating income for all other segments decreased $4.7 and $11.6 million, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998. This decrease primarily reflects the Puerto Rican baking operations sold in December 1998, lower operating results from the produce and power divisions and losses from the Bulgarian winery acquired late in 1998.


Selling, General and Administrative Expenses

Compared to the same periods in 1998, selling, general and administrative (SG&A) expenses increased $0.1 million for the three months ended September 30 1999, and decreased $6.7 million for the nine months ended September 30, 1999. The nine month decrease is primarily a result of the Puerto Rican baking operations sold in December 1998, partially offset by the winery acquired late in 1998, and consolidation of Tabacal results in 1999, including the $3.0 million of severance charges discussed above.


Other Income (Expense)

Interest expense increased $1.0 and $3.6 million, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The increase is primarily a result of an increase in average outstanding long-term borrowings and higher rates on short-term borrowings. Increased average outstanding long-term borrowings are primarily the result of the consolidation, effective
December 1998, of the existing debts of Tabacal and the Bulgarian winery.

Loss from foreign affiliates for the three and nine months ended September 30, 1998 were primarily attributable to the operations of Tabacal. As discussed in Note 4 to the Condensed Consolidated Financial Statements, Tabacal is included in 1999 consolidated operations.

Minority interest represents the minority shareholders' share of the operating results of the Bulgarian winery acquired in the fourth quarter of 1998.


Income Tax Expense

Compared to the same periods one year earlier, the effective tax rates increased significantly for the three and nine months ended September 30, 1999. These increases and the unusually high effective tax rates for the 1999 periods are attributable to significant increases in overall losses from foreign entities during 1999 for which no tax benefit is available within their respective countries or to offset domestic income.


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

During the second quarter of 1999, the Company terminated two interest rate swap agreements for proceeds totaling $0.7 million. These agreements had remaining lives of eight years and combined notional amounts of $50 million. During the third quarter of 1999, the Company terminated all remaining interest rate swap agreements for proceeds totaling $5.3 million. These agreements had remaining lives of eight years and combined notional amounts of $150 million. Proceeds received will be amortized as a reduction of interest expense over the remaining eight year lives.

Other  than  the  termination of the swap  agreements,  the  Company's
market   risk  exposure  related  to  these  items  has  not   changed
substantially since December 31, 1998.


SEABOARD CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company's subsidiary, Seaboard Farms, Inc. ("SF"), is a party to a lawsuit brought by Consolidated Nutrition Marketing Corp. ("CN") in the United States District Court for the District of Nebraska relating to an agreement for SF to purchase hogs from CN. CN alleges breach of the agreement, common law fraud and violation of the federal RICO statute. The action seeks a declaratory judgment that SF breached the agreement, unspecified damages for the breach of agreement count, and damages of approximately $25 million on the other counts. Any amount awarded under the RICO count would be trebled. SF has counterclaimed against CN asserting breach of the agreement and claiming damages of approximately $16 million. SF believes it has meritorious defenses to all counts, that the RICO count is without merit,and that it will prevail on its counterclaim. The lawsuit was originally filed on August 14, 1998 and was amended October 4, 1999.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended September 30, 1999.

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




                           DATE:  October 21, 1999

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Vice President-Chief
                               Financial Officer (Authorized officer
                               and principal financial and accounting
                               officer)