Form 10-K405
period 1999-12-31
SEABOARD CORP /DE/
filed 2000-03-10
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K


(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

     $61,089,875 (March 3, 2000).  On such date, 349,085 shares were held by non-affiliates, and the closing price of the stock was $175.00 per share.


           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,487,519.75 shares of Common Stock as of March 3, 2000.


              DOCUMENTS INCORPORATED BY REFERENCE


Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 5, 6, 7, 7A and 8 are incorporated by reference to the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part III, a part of item 10 and items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 2000 annual meeting of stockholders (the "2000 Proxy Statement").



     This Form 10-K and its Exhibits (Form 10-K) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the cost to purchase third-party hogs for slaughter at the Company's hog processing facility and the sale price for pork products from such operations, (v) the price for the Company's products and services, (vi) the effect of Tabacal on the consolidated financial statements of the Company, or (vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-K, including without limitation, the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors which could cause such differences.

                             PART I


Item 1.  Business


     (a)  General Development of Business

     Seaboard Corporation, a Delaware corporation, the successor corporation to a company first incorporated in 1928, and subsidiaries ("Registrant" or "Company"), is a diversified international agribusiness and transportation company which is primarily engaged in domestic pork production and processing, and cargo shipping. Overseas, the Company is primarily engaged in commodity merchandising, flour and feed milling, produce farming, sugar production, and electric power generation. See Item 1(c)
(1) (ii) below for a discussion of developments in specific segments.


     (b)  Financial Information about Industry Segments

     The information required by Item 1 relating to Industry
Segments is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements appearing on pages
40 through 42 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


     (c)  Narrative Description of Business

          (1)  Business Done and Intended to be Done by the Registrant

               (i)  Principal Products and Services

     Registrant produces hogs and processes pork in the United States and sells fresh pork to further processors, foodservice and retail, primarily in the western half of the United States and foreign markets. Hogs produced at Company owned or leased facilities as well as third-party hogs are processed at the Company's processing plant.

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


     Registrant operates a power generating facility in the Dominican Republic, produces and refines sugarcane and produces and processes citrus in Argentina, and produces wine in Bulgaria.

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

     The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements appearing on pages 40 through 42 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report.


               (ii) Status of Product or Segment

     In December 1999, the Registrant agreed to sell its domestic poultry operations. The sale was completed on January 3, 2000.

     Registrant continues to expand its pork segment by further investing in pork production and processing facilities. The Registrant is currently making arrangements to increase annual production to approximately three and one-half million hogs per year. In late February 2000, Registrant signed an agreement to acquire approximately 22,000 additional sows effective late March or early April 2000. The Registrant plans to construct a second vertically integrated pork operation capable of processing over four million hogs annually although the timing has not been finalized.

     The Registrant's Argentine subsidiary continues to make improvements to existing facilities and expand the sugarcane fields.

     In January 2000, the Registrant signed a construction contract to build a 71.2 megawatt barge-mounted power plant to be located in the Dominican Republic and anticipates supplying power in the fourth quarter of 2000.



               (iii)     Sources and Availability of Raw Materials

     None of Registrant's businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers.


               (iv) Patents, Trademarks, Licenses, Franchises and Concessions

     The following names of the Registrant's businesses are registered trademarks: Seaboard, Seaboard Farms and Seaboard
Marine.

     Patents, trademarks, franchises, licenses and concessions are not material to any of Registrant's other segments.



               (v)  Seasonal Business

     Profits from processed pork are generally higher in the fall months. Produce operations are seasonal, depending on the crop being grown. Generally, crops which are exported to the United States are only in production from November through May. Sugar prices in Argentina are generally lower during the typical sugar cane harvest period between June and November. The Registrant's other segments are not seasonally dependent to any material extent.


               (vi) Practices Relating to Working Capital Items

     There are no unusual industry practices or practices of Registrant relating to working capital items.


               (vii)     Depending on a Single Customer or Few Customers

     Registrant does not have sales to any one customer equal to 10% or more of Registrant's consolidated revenues. All of the sales of the power segment are to the state-owned electric company of the Dominican Republic. No other segments have sales to a few customers which, if lost, would have a material adverse effect on any such segment or on Registrant taken as a whole.


               (viii)    Backlog

     Backlog is not material to Registrant's businesses.


               (ix) Government Contracts

     No material portion of Registrant's business involves government contracts.


               (x)  Competitive Conditions

     Competition in Registrant's pork segment comes from a variety of national and regional producers and is based primarily on product performance, customer service and price. In the October 1999 issue of Successful Farming, an industry trade publication, the Registrant was ranked in the top five pork producers in the United States based on sows in production.

     Registrant's ocean liner service for containerized cargoes faces competition based on price and customer service. A new U.S. shipping law, The Ocean Reform Act of 1998, went into effect in May 1999 and permits shipping companies to enter into unregulated confidential rate agreements with shippers. Management is not able to predict the impact of this new law, if any, on the Registrant. Registrant believes it is among the top five ranking ocean liner services for containerized cargoes in the Caribbean Basin based on cargo volume.

     Registrant's sugar business faces significant competition for sugar sales in the local Argentine market. Sugar prices in Argentina are higher than world markets due to current Argentine government price protection policies. The entire Argentine sugar industry is experiencing financial difficulties with Tabacal and certain large competitors incurring operating losses in part because Argentine sugar prices are below historical levels.

     Registrant's Bulgarian wine production business faces increasing competition for quality grapes from local grape suppliers.


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


               (xiii)  Number of Persons Employed by Registrant

     As of December 31, 1999, Registrant, excluding non-controlled, non-consolidated foreign subsidiaries, had 9,763 employees, of whom 4,246 were employed in the United States. These totals exclude 5,690 employees of the Poultry division which was sold on January 3, 2000, and presented as a discontinued operation in the Company's 1999 financial statements.


     (d)  Financial Information about Foreign and Domestic
          Operations and Export Sales

     The financial information required by Item 1 relating to export sales is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements appearing on pages 40 through 42 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report. Registrant did not have a material amount of sales or transfers between geographic areas for the periods reported on herein.

     Registrant considers its relations with the governments of the countries in which its foreign subsidiaries are located to be satisfactory, but these foreign operations are subject to the normal risks of doing business abroad, including expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls. To minimize these risks, Registrant has insured certain investments in and loans to its affiliate shrimp farm in Ecuador, its winery in Bulgaria and its affiliate flour mills, in Democratic Republic of Congo, Ecuador, Haiti, Lesotho, Mozambique and Zambia, to the extent deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. In addition, the Company has purchased commercial insurance to cover certain forms of political risk if physical damage is done to its own and affiliate facilities abroad.





Item 2.  Properties


     (1)  Pork

     The Registrant owns a hog processing plant in Oklahoma with a double shift capacity in excess of four million hogs per year. Hog production facilities currently consist of a combination of owned and leased farrowing, nursery and finishing units to support 160,000 sows. Registrant owns three feed mills which have a combined capacity to produce 850,000 tons of feed annually to support the hog production. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

     (2)  Marine

     Registrant leases a 135,000 square foot warehouse and more than 90 acres of port terminal land and facilities in Florida which are used in its containerized cargo operations. In addition, Registrant timecharters, under short-term agreements, between sixteen and twenty containerized ocean cargo vessels with deadweights ranging from 2,600 to 17,565 metric-tons. Registrant also bareboat charters, under long-term lease agreements, three containerized ocean cargo vessels with deadweights ranging from 12,169 to 12,648 metric tons.

     (3)  Commodity Trading and Milling

     The Registrant owns in whole or in part ten flour mills with capacity to produce over 5,000 metric tons of flour per day. In addition, Registrant has feed mill capacity of 75 metric tons per hour to produce formula animal feed. The flour mills, located in Angola, Democratic Republic of Congo, Ecuador, Guyana, Haiti, Lesotho, Mozambique, Nigeria, Sierra Leone and Zambia, and the feed mills located in Ecuador, Lesotho, Nigeria and Zambia are owned; in Lesotho, Nigeria and Sierra Leone the land the mills are located on is leased under long-term agreements. The Registrant owns seven 9,000 metric-ton deadweight dry bulk carriers.

     (4)  Sugar and Citrus

     Registrant has a controlling interest in an Argentine company which owns approximately 33,000 acres of planted sugarcane and approximately 2,700 acres of planted citrus. In addition, this company owns a sugar mill with a capacity to process approximately 165,000 metric tons of sugar per year.

     (5)  Power

     Registrant owns a floating power generating facility, capable of producing 40 megawatts of power, located in Santo
Domingo, Dominican Republic.

     (6)  Wine

     Registrant owns a controlling interest in a Bulgarian winery with a capacity to produce approximately 41 million liters of wine per year. Related facilities are located on approximately
330 acres of owned land.

     (7)  Other

     Registrant leases 1,900 acres in Honduras and 1,000 acres in Arizona for growing produce. Registrant also leases 40,000 square feet of refrigerated space and 70,000 square feet of dry space in the Port of Miami for warehousing produce products.

     Registrant, by itself or through non-controlled affiliates, operates approximately 3,100 acres of shrimp ponds in Honduras and Ecuador. Approximately 1,600 acres are leased and the rest are owned.

     Registrant owns a non-controlling interest in a company in Maine capable of producing over 11 million pounds of salmon per year. Registrant owns a non-controlling interest in a company in Maine with a 20,000 square feet facility for processing seafood and related products.

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

     Poultry facilities sold in January 2000 consisted of four fully integrated processing facilities and two further processing facilities located in Georgia, Tennessee and Kentucky. Each processing facility contained a hatchery, feed mill and processing plant.


Item 3.  Legal Proceedings

     The Company is subject to legal proceedings related to the normal conduct of its business, including as a defendant in a maritime arbitration claim and third-party hog supplier claim more fully described in Note 11 of the consolidated financial statements. In the opinion of management, none of these actions are expected to result in a final judgement having a materially adverse effect on the consolidated financial statements of the Company.


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

Name (Age)               Positions and Offices with Registrant and Affiliates

H. Harry Bresky (74)     President of Registrant; President and Treasurer of
                           Seaboard Flour Corporation (SFC)

Joe E. Rodrigues (63)    Executive Vice President and Treasurer

Rick J. Hoffman (45)     Vice President

Steven J. Bresky (46)    Vice President

Robert L. Steer (40)     Vice President - Chief Financial Officer

Douglas W. Schult (43)   Vice President - Human Resources

James L. Gutsch (46)     Vice President - Engineering

David M. Becker (38)     General Counsel and Assistant Secretary

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

     Mr. Schult has served as Vice President - Human Resources of
Registrant since April 1996. He has been employed with the Registrant since February 1995 and by M.G. Waldbaum from January
1993 to January 1995.

     Mr. Gutsch has served as Vice President - Engineering of
Registrant since December 1998. He has been employed with the Registrant since 1984.

     Mr. Becker has served as General Counsel and Assistant
Secretary of Registrant since April 1998 and previously Assistant
Secretary of Registrant since May 1994.



                             PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The information required by Item 5 is hereby incorporated by reference to "Stock Listing" and "Quarterly Financial Data" appearing on pages 44 and 15, respectively, of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 6.  Selected Financial Data

     The information required by Item 6 is hereby incorporated by reference to the "Summary of Selected Financial Data" appearing on page 14 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 of this Report.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The information required by Item 7 is hereby incorporated by reference to "Management's Discussion and Analysis of Financial
Condition and Results of Operations" appearing on pages 16 through 23 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 7A is hereby incorporated by reference to the material under the captions "Financial Instruments" and "Commodity Instruments" within Note 1 of the Registrant's Consolidated Financial Statements appearing on page 33, and to the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 22 through 23 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is hereby incorporated by reference to Registrant's "Quarterly Financial Data," "Independent Auditors' Report," "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on pages 15 and 24 through 43 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     Not applicable.


                            PART III


Item 10.  Directors and Executive Officers of Registrant


Refer to "Executive Officers of Registrant" in Part I.

     Information required by this item relating to directors of Registrant has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1999, the close of its fiscal year. The information required by this item relating to directors is incorporated by reference to "Item 1" appearing on pages 3 and 4 of the 2000 Proxy statement. The information required by this item relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the last paragraph on page 2 of the Registrant's 2000 Proxy Statement.


Item 11.  Executive Compensation

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1999, the close of its fiscal year. The information required by this item is incorporated by reference to "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 5 through 8 and 10 of the 2000 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1999, the close of its fiscal year. The information required by this item is incorporated by reference to "Principal
Stockholders" appearing on page 2 and "Election of Directors" on pages 3 and 4 of the 2000 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 1999, the close of its fiscal year. The information required by this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" appearing on page 10 of the 2000 Proxy Statement.


                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          1.   Consolidated financial statements.
               See Index to Consolidated Financial Statements on page F-1.

          2.   Consolidated financial statement schedules.
               See Index to Consolidated Financial Statements on page F-2.

          3.   Exhibits.

               2.1 - Asset Purchase Agreement by and between Seaboard Corporation and ConAgra, Inc., dated December 6, 1999. Incorporated by reference to
               Exhibit 2.1 of Registrant's Form 8-K, dated
               January 3, 2000.

               2.2 - Addendum to Asset Purchase Agreement dated
               December 30, 1999.  Incorporated by reference to
               Exhibit 2.2 of Registrant's Form 8-K, dated
               January 3, 2000.

               3.1 - Registrant's Certificate of Incorporation, as amended, incorporated by reference to Exhibit
               3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

               3.2 - Registrant's By-laws, as amended.
               Incorporated by reference to Exhibit 2.1 of Registrant's Form 10-Q for the quarter ended March
               31, 1999.

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
               Supplemental Executive Retirement Plan.
               Incorporated by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

            *  10.5   Registrant's Executive Deferred
               Compensation Plan dated January 1, 1999.
               Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended March
               31, 1999.

               13 - Sections of Annual Report to security holders incorporated by reference herein.

               18 - Letter regarding change in accounting principles.

               21 - List of subsidiaries.

               27 - Financial Data Schedule (included in electronic copy only).

*  Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

     On January 18, 2000 the Registrant filed a report on Form 8-
K, dated January 3, 2000, disclosing the sale of its poultry businesses. This sale is further described in Note 13 to the Consolidated Financial Statements.


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


Date:         March 10, 2000     Date:        March 10, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


By /s/H. Harry Bresky            By /s/J.E. Rodrigues
   H. Harry Bresky, Director        J.E. Rodrigues, Director


Date:         March 10, 2000     Date:        March 10, 2000



By /s/David A. Adamsen           By /s/Thomas J. Shields
   David A. Adamsen, Director       Thomas J. Shields, Director


Date:         March 10, 2000     Date:        March 10, 2000













              SEABOARD CORPORATION AND SUBSIDIARIES

         Consolidated Financial Statements and Schedule
                           (Form 10-K)
               Securities and Exchange Commission
              For the year ended December 31, 1999

           (With Independent Auditors' Report Thereon)

              SEABOARD CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedule

                      Financial Statements





                                                        Stockholders'
                                                      Annual Report Page

Independent Auditors' Report                                  24

Consolidated Statements of Earnings for the years
 ended December 31, 1999, December 31, 1998 and
 December 31, 1997                                            25

Consolidated Balance Sheets as of December 31, 1999
 and December 31, 1998                                        26

Consolidated Statements of Changes in Equity for the
 years ended December 31, 1999, December 31, 1998 and
 December 31, 1997                                            28

Consolidated Statements of Cash Flows for the years
 ended December 31, 1999, December 31, 1998 and
 December 31, 1997                                            29

Notes to Consolidated Financial Statements                    30

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




                                                      (Continued)
              SEABOARD CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedule

                            Schedule


                                                                 Page


II - Valuation and Qualifying Accounts for the years ended
     December 31, 1999, 1998 and 1997
                                                                 F-4



All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.



                            F-2




                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Seaboard Corporation:


Under date of February 28, 2000, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the December 31, 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As  discussed in Note 4 to the consolidated financial statements,
the   Company  changed  its  method  of  accounting  for  certain inventories from the first-in, first-out method to the last-in, first-out method in 1999.



                                   KPMG LLP


Kansas City, Missouri
February 28, 2000


                               F-3


                                                      Schedule II

              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)






                                    Balance at
                                    beginning     Provision   Write-offs net   Aquisitions    Balance at
                                    of year          (1)      of recoveries    and Disposals  end of year
Year ended December 31, 1999:

  Allowance for doubtful accounts   $26,117       7,105       4,147               --          $29,075


Year ended December 31, 1998:

  Allowance for doubtful accounts   $20,658       5,902       1,790            1,347          $26,117


Year ended December 31, 1997:

  Allowance for doubtful accounts   $19,448       3,845       2,635               --          $20,658




(1)  Charged to selling, general and administrative expenses.



                               F-4