Form 10-Q
period 2000-03-31
SEABOARD CORP /DE/
filed 2000-04-28
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from            to

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


       There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on April 21, 2000.

                                   Total pages in filing - 16 pages



                    PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                 March 31, 2000 and December 31, 1999
                        (Thousands of dollars)

                                                (Unaudited)
                                                  March 31,    December 31,
                                                    2000          1999
                                Assets
Current assets:
  Cash and cash equivalents                     $   20,571   $   11,039
  Short-term investments                           237,011       91,609
  Receivables, net                                 194,390      171,931
  Inventories                                      203,631      200,382
  Deferred income taxes                             17,328       15,031
  Prepaid expenses and deposits                     22,667       20,395
  Current assets of discontinued operations              -      103,464
       Total current assets                        695,598      613,851
Investments in and advances to foreign affiliates   35,355       28,449
Net property, plant and equipment                  557,312      480,415
Other assets                                        29,829       30,204
Non-current assets of discontinued operations            -      132,407
       Total assets                             $1,318,094   $1,285,326

                 Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                        $  100,602   $  221,353
  Current maturities of long-term debt              13,508       11,487
  Accounts payable                                  53,040       61,529
  Other current liabilities                        169,592      106,334
  Current liabilities of discontinued operations         -       24,013
       Total current liabilities                   336,742      424,716
Long-term debt, less current maturities            342,365      318,017
Deferred income taxes                               53,571       41,589
Other liabilities                                   34,884       34,924
Non-current liabilities of discontinued operations       -       16,824
       Total non-current and deferred liabilities  430,820      411,354
Minority interest                                      565          831
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                       1,790        1,790
  Less 302,079 shares held in treasury                (302)        (302)
                                                     1,488        1,488
  Additional capital                                13,214       13,214
  Accumulated other comprehensive income               480         (201)
  Retained earnings                                534,785      433,924
       Total stockholders' equity                  549,967      448,425
Total liabilities and stockholders' equity      $1,318,094   $1,285,326

       See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
              Three months ended March 31, 2000 and 1999
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                             March 31,    March 31,
                                                2000         1999

Net sales                                   $  361,523   $  256,936
Cost of sales and operating expenses           315,767      232,858

  Gross income                                  45,756       24,078

Selling, general and administrative expenses    27,410       23,206

  Operating income                              18,346          872

Other income (expense):

  Interest income                                4,352        1,852
  Interest expense                              (9,286)      (8,472)
  Income (loss) from foreign affiliates           (589)          85
  Minority interest                                266          474
  Miscellaneous                                  4,045          578
  Total other income (expense), net             (1,212)      (5,483)

Earnings (loss) from continuing operations
 before income taxes                            17,134       (4,611)
Income tax (expense) benefit                    (7,073)         483
Earnings (loss) from continuing operations      10,061       (4,128)
Earnings from discontinued operations,
 net of income taxes of $2,320                       -        3,820
Gain on disposal of discontinued operations,
 net of income taxes of $56,560                 91,172            -
Net earnings (loss)                         $  101,233   $     (308)

Earnings (loss) per common share
 from continuing operations                 $     6.76   $    (2.78)
Earnings per common share
 from discontinued operations                    61.29         2.57
Earnings (loss) per common share            $    68.05   $     (.21)
Dividends declared per common share         $      .25   $      .25
Average number of shares outstanding         1,487,520    1,487,520


          See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2000 and 1999
                        (Thousands of dollars)
                              (Unaudited)


                                                     March 31,     March 31,
                                                       2000          1999

Cash flows from operating activities:
  Net earnings                                       $101,233     $   (308)
  Adjustments to reconcile net earnings to
    cash from operating activities:
       Net earnings from discontinued
        operations                                          -       (3,820)
       Net gain on disposal of discontinued
       operations                                     (91,172)           -
       Depreciation and amortization                   11,891       10,465
       (Income) loss from foreign affiliates              589          (85)
       Gain from sale of fixed assets                    (448)        (575)
       Gain from recognition of deferred
        swap proceeds                                  (2,010)           -
       Deferred income taxes                            4,494        1,469
  Changes in current assets and liabilities
    (net of businesses acquired and disposed):
       Receivables, net of allowance                  (22,459)       2,311
       Inventories                                      8,608      (23,470)
       Prepaid expenses and deposits                   (2,272)      (7,892)
       Current liabilities exclusive of debt          (13,918)       2,577
  Other, net                                           (1,097)      (2,309)
            Net cash from operating activities         (6,561)     (21,637)

Cash flows from investing activities:
  Purchase of investments                            (788,879)     (99,497)
  Proceeds from the sale or maturity of investments   644,593      125,286
  Capital expenditures                                (28,349)     (11,570)
  Proceeds from sale of fixed assets                    2,700        1,478
  Additional investment in a controlled subsidiary          -       (2,202)
  Investments in and advances to foreign affiliates    (7,495)          94
  Acquisition of business                             (34,134)           -
  Proceeds from disposal of discontinued operations,
    net of cash expenditures                          356,107            -
            Net cash from investing activities        144,543       13,589

Cash flows from financing activities:
  Notes payable to bank, net                         (120,751)       3,632
  Principal payments of long-term debt                 (7,327)        (114)
  Dividends paid                                         (372)        (372)
            Net cash from financing activities       (128,450)       3,146
Net cash flows from discontinued operations                 -          894
Net change in cash and cash equivalents                 9,532       (4,008)
Cash and cash equivalents at beginning of year         11,039       20,716
Cash and cash equivalents at end of quarter          $ 20,571     $ 16,708

       See notes to condensed consolidated financial statements.



SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (the "Company"). As more fully described in Note 2, the Company sold its Poultry Division effective January 3, 2000. Accordingly, comparative 1999 financial results and notes have been restated to reflect the Poultry Division as a discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999 as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

For the three months ended March 31, 2000 and 1999, other comprehensive income adjustments consisted of an immaterial unrealized gain on available-for-sale securities and foreign currency cumulative translation adjustment, net of tax.

As more fully described in Note 2, during the first quarter of 2000 the Company sold its Poultry Division and acquired the assets of an existing hog production operation. The following table summarizes the noncash transactions resulting from the Poultry Division sale:

                                                  Three Months Ended
 (Thousands of dollars)                             March 31, 2000

Decrease in net assets of discontinued operation       $195,034
Decrease in net working capital (including current
 income tax liability)                                   65,145
Increase in deferred income tax liability                 4,756
Gain on disposition, net of income taxes                 91,172

  Proceeds from disposition, net of cash expenditures  $356,107


The following table summarizes the noncash transactions resulting from the acquisition of the hog production operation:


                                                  Three Months Ended
(Thousands of dollars)                              March 31, 2000

Increase in net working capital                        $  8,033
Increase in fixed assets                                 62,797
Increase in long-term debt                              (33,696)
Increase in other liabilities                            (3,000)

  Cash paid                                            $ 34,134



Note 2 - Acquisitions and Dispositions of Businesses

Effective January 3, 2000, the Company completed the sale of its Poultry Division to ConAgra, Inc. for $375 million, consisting of the assumption of approximately $16 million in indebtedness and the remainder in cash, subject to certain adjustments. The sale resulted in a pre-tax gain of approximately $148 million ($91 million after taxes). This gain is based on certain estimates including a final working capital adjustment and construction costs the Company is required to fund in 2000 to complete certain expansion projects on behalf of the buyer. Any differences between these estimates and their actual settlement will change the gain accordingly.

The Company's 1999 financial results have been restated to reflect the Poultry Division as a discontinued operation. The amounts exclude general corporate overhead previously allocated to the Poultry Division for segment reporting purposes. The amounts include interest on debt at the Poultry Division assumed by the buyer and an allocation of the interest on the Company's general credit facilities based on a ratio of the net assets of the discontinued operations to the total net assets of the Company plus existing debt under the Company's general credit facilities.

During the first quarter of 2000, the Company purchased the assets of an existing hog production operation for approximately $75 million, consisting of $34 million in cash and the assumption of $34 million in debt, $4 million of currently payable liabilities and $3 million payable over the next four years. The transaction was accounted for using the purchase method and would not have significantly affected net earnings or earnings per share on a pro forma basis.



Note 3 - Inventories

During 1999 the Company changed its method of accounting for certain inventories of the Pork Division from FIFO to LIFO, retroactive to January 1, 1999. The following is a summary of inventories at March 31, 2000 and December 31, 1999 (in thousands):

                                               March 31,    December 31,
                                                  2000         1999
At lower of LIFO cost or market:
  Live hogs and related materials              $ 93,600     $ 75,662
  Dressed pork and related materials              6,027        8,360
                                                 99,627       84,022
  LIFO allowance                                  6,572        4,026
       Total inventories at lower of LIFO cost
       or market                                106,199       88,048
At lower of FIFO cost or market:
  Grain, flour and feed                          33,057       41,772
  Sugar produced and in process                  21,232       22,398
  Crops in production and related materials      11,984       14,121
  Wine and spirits, finished and in process      13,331       12,555
  Other                                          17,828       21,488
       Total inventories at lower of FIFO cost
       or market                                 97,432      112,334
       Total inventories                       $203,631     $200,382

Low commodity prices during 2000 and 1999 have eliminated the LIFO allowance as overall pork feed costs have decreased below base year levels. This change in LIFO allowance is reflected in earnings as a reduction in cost of sales.



Note 4 - Contingencies

The Company is a defendant in a pending arbitration proceeding and related litigation in Puerto Rico brought by the owner of a chartered barge and tug which were damaged by fire after delivery of the cargo. Damages of $47.6 million are alleged. The Company recently received a ruling in the arbitration proceeding in its favor which dismisses the principal theory of recovery although the ruling has been appealed. The Company believes that the ruling will be upheld on appeal and it will have no responsibility for the loss.

During the first quarter of 2000, the Company resolved to the mutual satisfaction of all parties litigation brought in federal court by a third-party hog supplier claiming breach of agreement, common law fraud and violation of the federal RICO statute and the Company's counterclaims in this litigation. The resolution did not have a material effect on the Company's financial position, results of operations or cash flows.

The Company is subject to various other legal proceedings related to the normal conduct of its business. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of the Company.



Note 5 - Segment Information

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

During the fourth quarter of 1999, the Company changed its method of accounting for certain inventories of the Pork segment from FIFO to LIFO, retroactively effective as of January 1, 1999. Quarterly data for 1999 has been restated accordingly.

The Sugar and Citrus segment represents Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal), an Argentine company primarily engaged in growing and refining sugarcane and, to a lesser extent, citrus production. The entire Argentine sugar industry is experiencing financial difficulties, with Tabacal and certain large competitors incurring operating losses because Argentine sugar prices are below historical levels. As a result of these recent operating losses for Tabacal, at year-end 1999 the Company evaluated the recoverability of Tabacal's long-lived assets and believes that the value of those assets are presently recoverable. However, any further decline in sugar prices would likely result in the carrying values not being recoverable, which would result in a material charge to earnings for the impairment of these assets.


Sales to External Customers:
                                     Three Months Ended March 31,
(Thousands of dollars)                   2000           1999

Pork                                 $  175,258     $  120,163
Marine                                   76,851         70,221
Commodity Trading and Milling            79,850         41,699
Sugar and Citrus                          9,759          5,132
Power                                     6,606          4,948
Wine                                      2,104          3,360
All Other                                11,095         11,413
 Segment/Consolidated Totals         $  361,523     $  256,936


Operating Income
                                     Three Months Ended March 31,
(Thousands of dollars)                   2000           1999

Pork                                 $   22,510     $    2,593
Marine                                     (524)         2,355
Commodity Trading and Milling               921          1,338
Sugar and Citrus                         (2,668)        (3,878)
Power                                     1,387          1,265
Wine                                     (1,895)        (1,043)
All Other                                  (478)           (26)
 Segment Totals                          19,253          2,604
Corporate Items                            (907)        (1,732)
 Consolidated Totals                 $   18,346     $      872


Total Assets
                                      March 31,     December 31,
(Thousands of dollars)                   2000           1999

Pork                                 $  484,934     $  401,316
Marine                                  102,580         97,561
Commodity Trading and Milling           150,218        161,477
Sugar and Citrus                        165,545        167,972
Power                                    47,319         21,068
Wine                                     26,101         29,156
All Other                                44,818         46,466
 Segment Totals                       1,021,515        925,016
Corporate items                         296,579        124,439
Discontinued Poultry Operations               -        235,871
 Consolidated Totals                 $1,318,094     $1,285,326

Administrative services provided by the corporate office are primarily allocated to the individual segments based on the size and nature of their operations. Corporate assets include short-term investments, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments and, in 1999, general corporate overhead previously allocated to the discontinued Poultry operations as discussed in Note 2.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


As more fully described in Note 2 to the Condensed Consolidated Financial Statements, the Company completed the sale of its Poultry Division to ConAgra, Inc. effective January 3, 2000. As a result, the Company's 1999 financial results have been restated to reflect the Poultry Division as a discontinued operation. The discussions and figures below are based on this restated presentation.

LIQUIDITY AND CAPITAL RESOURCES
                                March 31,          December 31,
                                  2000                 1999

Current ratio                    2.07:1               1.45:1
Working capital                  $358.9               $189.1


Cash from operating activities for the three months ended March 31, 2000, increased $15.1 million compared to the same period one year earlier. The increase in cash flows was primarily related to an increase in net earnings from continuing operations, partially offset by changes in components of working capital. Changes in components of working capital are primarily related to the timing of normal transactions for voyage settlements, trade payables and receivables. Within the Commodity Trading and Milling segment there was a lower value of inventory in transit at March 31, 2000 than at December 31, 1999 resulting in decreases in grain inventory and a partially offsetting decrease in deferred revenue balances. At March 31, 1999, there was a higher value of inventory in transit than at December 31, 1998, resulting in an increase in inventory balances and a partially offsetting increase in deferred revenue balances.

Cash  from  investing activities for the three months ended March  31,
2000 increased $131.0 million primarily related to proceeds from the sale of discontinued poultry operations, partially offset by acquisitions, capital expenditures and net purchases of investments. See Note 2 to the Condensed Consolidated Financial Statements for further discussion of the Poultry Division sale and acquisition of the assets of an existing hog production operation.

The Company invested $28.3 million in property, plant and equipment for the three months ended March 31, 2000, of which $4.8 million was expended in the Pork segment, $2.5 million in the Sugar and Citrus segment, $19.1 million in the Power segment and $1.9 million in other businesses of the Company.

The Company invested $4.8 million primarily for expansion of existing hog production facilities and for improvements to the pork processing plant. The Company plans to invest $5.2 million over the next nine months for general upgrades to the pork processing plant and continued expansion of hog production facilities.

The Company invested $2.5 million in the Sugar and Citrus segment primarily for improvements to existing facilities and sugarcane fields. Over the next nine months, the Company anticipates spending $8.5 million for additional improvements.

The Company invested $19.1 million in the Power segment primarily for the construction of a 71.2 megawatt barge-mounted power plant to be located in the Dominican Republic. Construction costs are expected to total approximately $50 million.

During the first quarter of 2000, the Company purchased a minority interest in a flour and feed mill operation in Kenya for $7.5 million. This transaction is being accounted for using the equity method.

In the first quarter of 2000, the Company's one-year revolving credit facilities totaling $153.3 million maturing in the first quarter of 2000 were reduced to $141.0 million and extended for an additional year and the short-term uncommitted credit lines totaling $145.0 million were reduced to $132.5 million. As of March 31, 2000, the Company had $77.6 million outstanding under one-year revolving credit facilities and $23.0 million outstanding under short-term uncommitted credit lines. During the first quarter of 2000, the Company repaid approximately $128.1 million in notes payable and industrial development revenue bonds, primarily with proceeds from the Poultry Division sale. As a result of these repayments, approximately $2.0 million in unamortized proceeds from prior terminations of interest rate agreements related to these notes were recognized as miscellaneous income. In early April 2000, the Company repaid an additional $11.0 million in industrial revenue bonds from the proceeds of the Poultry Division sale.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.



RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2000 increased by $104.6 million compared to the three months ended March 31, 1999. Operating income increased by $17.5 million compared to the same quarter one year ago.


Pork Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2000           1999

Net sales                             $ 175.3          120.2
Operating income                      $  22.5            2.6

Net sales for the Pork segment increased $55.1 million in the first quarter of 2000 compared to the first quarter of 1999, as a result of higher pork prices and an increase in sales volume. An excess supply of hogs had depressed pork prices through the first half of 1999. The excess has since declined resulting in improved prices. Sales volume increased as the plant ran extended shifts to take advantage of positive margins. Although management cannot predict pork prices, it is anticipated that market conditions will continue to be favorable during the remainder of 2000.

Operating income for the Pork segment increased $19.9 million in the first quarter of 2000 compared to the first quarter of 1999, primarily as a result of improved sales prices and volumes as discussed above. The Company also continues to benefit from low grain prices for Company raised hogs, while the cost of third-party hogs has increased. Management is unable to predict future market prices for these items but anticipates overall margins will remain favorable during the remainder of 2000.


Marine Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2000           1999

Net sales                             $  76.9           70.2
Operating income                      $  (0.5)           2.4

Net sales for the Marine segment increased $6.7 million in the first quarter of 2000 compared to the first quarter of 1999. The increase resulted from a significant increase in volume, largely offset by a general decrease in cargo rates. Management believes that weak economic conditions in certain South American markets continue to depress rates, however, volumes have begun to increase. A new shipping law, The Ocean Reform Act of 1998, went into effect in May 1999 and permits shipping companies to enter into unregulated confidential rate agreements with shippers. Management is not able to determine the impact, if any, this new law has had on financial results.

Operating income from the Marine segment decreased $2.9 million in the first quarter of 2000 compared to the first quarter of 1999, primarily as a result of the lower cargo rates discussed above and higher fuel costs. Management anticipates that these conditions will improve for the remainder of 2000 compared to 1999.


Commodity Trading and Milling Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2000           1999

Net sales                             $  79.9           41.7
Operating income                      $   0.9            1.3

Net sales for the Commodity Trading and Milling segment increased $38.2 million in the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily a result of increased commodity sales to third-parties and certain foreign affiliates.

Operating income for this segment decreased $0.4 million in the first quarter of 2000 compared to the first quarter of 1999, primarily due to losses incurred from the Zambia milling operations partially offset by increases from commodity sales.


Sugar and Citrus Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2000           1999

Net sales                             $   9.8            5.1
Operating income                      $  (2.7)          (3.9)

Net sales for the Sugar and Citrus segment increased $4.7 million in the first quarter of 2000 compared to the first quarter of 1999, primarily as a result of higher sales volumes. Operating income for this segment increased $1.2 million from improved margins and lower operating costs. Although management cannot predict future sugar prices, it is anticipated that sugar prices during the remainder of 2000 will remain at levels that result in operating losses for the Company.

As a result of recent operating results for Tabacal, at year-end 1999 the Company evaluated the recoverability of Tabacal's long-lived assets and believes that the value of those assets are presently recoverable. However, any further decline in sugar prices would likely result in the carrying values not being recoverable, which would result in a material charge to earnings for the impairment of these assets.


Power Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2000           1999

Net sales                             $   6.6            4.9
Operating income                      $   1.4            1.3

Net sales for the Power segment increased $1.7 million in the first quarter of 2000 compared to the first quarter of 1999, primarily as a result of higher rates and, to a lesser extent, an increase in demand. Rates have increased as a result of a fuel adjustment clause allowing the Company to pass on higher fuel costs. Operating income for this segment increased $0.1 million due to the increase in demand.


Wine Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2000           1999

Net sales                             $   2.1            3.4
Operating income                      $  (1.9)          (1.0)

Net sales for the Wine segment decreased $1.3 million in the first quarter of 2000 compared to the first quarter of 1999, primarily as a result of a decrease in sales volumes in certain European markets. Operating income for this segment decreased $0.9 million as a result of the cost of acquiring wine materials on the open market to supplement local grape shortages and increasing reserves for uncollectible advances for raw materials. Although management is not able to predict the amount of operating losses for 2000, it is anticipated that operating losses will continue during 2000.



Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $4.2 million to $27.4 million for the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily a result of higher sales volumes in the Pork and Marine segments. As a percentage of revenues, SG&A decreased to 7.6% in the first quarter of 2000 from 9.0% in the first quarter of 1999, primarily due to the increase in revenues in the Commodity Trading and Milling segment without a corresponding increase in SG&A costs.


Interest Income

Interest income increased $2.5 million in the first quarter of 2000 compared to the first quarter of 1999. The increase reflects an increase in average funds invested and, to a lesser extent, an increase in interest rates. Average funds invested increased primarily from proceeds from the sale of the Poultry Division in January 2000.


Interest Expense

Interest expense increased $0.8 million in the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily a result of higher short-term borrowing rates.


Income (loss) from Foreign Affiliates

Income from foreign affiliates decreased $0.7 million for the first quarter of 2000 compared to the first quarter of 1999, primarily from lower earnings at certain milling operations in Africa.


Miscellaneous Income

Miscellaneous income increased $3.5 million for the first quarter of 2000 compared to the first quarter of 1999. As discussed in Liquidity and Capital Resources above, $2.0 million of this increase resulted from the recognition of unamortized proceeds from prior terminations of interest rate agreements associated with debt repaid during the quarter. The remaining increase is primarily attributable to a sales tax refund in the Pork Division.


Income Tax Expense

For the three months ended March 31, 1999, the Company incurred a tax benefit resulting from net losses at its domestic entities. For the three months ended March 31, 2000, the Company's tax expense is primarily attributable to net income from domestic entities, primarily the Pork Segment.




Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing interest rates and commodity prices. Changes in interest rates impact the cash required to service variable rate debt. From time to time, the Company uses interest rate swaps to manage risks of increasing interest rates. Changes in commodity prices impact the cost of necessary raw materials as well as the selling prices of finished products. The Company uses corn, wheat, soybean and soybean meal futures and options to manage risks of increasing prices of raw materials. The Company uses hog futures and options to manage risks of fluctuating prices of third party hogs acquired for processing. The Company is also subject to foreign currency exchange rate risk on a short-term note payable denominated in foreign currency. This risk is managed through the use of a foreign currency forward exchange agreement. The Company's market risk exposure related to these items has not changed materially since December 31, 1999.



SEABOARD CORPORATION AND SUBSIDIARIES

                      PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

On March 23, 2000, the Company resolved to the mutual satisfaction of all parties litigation brought in federal court by a third-party hog supplier claiming breach of agreement, common law fraud and violation of the federal RICO statute and the Company's counterclaims in this litigation. The resolution did not have a material effect on the Company's financial position, results of operations or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders

The  annual  meeting of stockholders was held on  April  24,  2000  in
Newton, Massachusetts. Two items were submitted to a vote of stockholders as described in the Company's Proxy Statement dated March 10, 2000. The table below briefly describes the proposals and results of the stockholders' vote.

                                   Votes in   Votes
                                     Favor   Against   Abstain

1. To elect:
    H. Harry Bresky            1,441,011.75       0     6,488
    Joe E. Rodrigues           1,407,221.75       0    40,278
    David A. Adamsen           1,441,771.75       0     5,728
    and Thomas J. Shields      1,442,011.75       0     5,488
    as directors.

2.  To ratify selection of
    KPMG LLP
    as independent auditors.   1,441,129.75   1,775     4,595


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K. On January 18, 2000 the Registrant filed a report on Form 8-K, dated January 3, 2000, disclosing the sale of its Poultry businesses. This sale is further described in Note 2 to the Condensed Consolidated Financial Statements.


This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the cost to purchase third-party hogs for slaughter at the Company's hog processing facility and the sale price for pork products from such operations, (v) the price for the Company's products and services,
(vi) the effect of Tabacal and/or the Wine segment on the consolidated financial statements of the Company, or (vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.



PART II - OTHER INFORMATION



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  April 28, 2000

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Vice President-Chief
                               Financial Officer (Authorized officer
                               and principal financial and accounting
                               officer)