Form 10-Q
period 2000-06-30
SEABOARD CORP /DE/
filed 2000-08-14
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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


       There were 1,487,520 shares of common stock, $.01 par value per share, outstanding on July 28, 2000.

                                   Total pages in filing - 19 pages



                    PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements


                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999
                        (Thousands of dollars)

                                                   (Unaudited)
                                                    June 30,    December 31,
                                                      2000         1999
                                Assets
Current assets:
  Cash and cash equivalents                      $   19,285   $   11,039
  Short-term investments                            185,972       91,609
  Receivables, net                                  169,201      171,931
  Inventories                                       199,601      192,847
  Deferred income taxes                              16,545       15,031
  Prepaid expenses and deposits                      21,581       20,395
  Current assets of discontinued operations               -      103,464
       Total current assets                         612,185      606,316
Investments in and advances to foreign affiliates    34,373       28,449
Net property, plant and equipment                   577,757      480,415
Other assets                                         29,902       30,204
Non-current assets of discontinued operations             -      132,407
       Total assets                              $1,254,217   $1,277,791

                 Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                         $   67,093   $  221,353
  Current maturities of long-term debt               14,346       11,487
  Accounts payable                                   39,864       61,529
  Other current liabilities                         149,761      103,697
  Current liabilities of discontinued operations          -       24,013
       Total current liabilities                    271,064      422,079
Long-term debt, less current maturities             329,621      318,017
Deferred income taxes                                68,219       41,948
Other liabilities                                    33,981       34,924
Non-current liabilities of discontinued operations        -       16,824
       Total non-current and deferred liabilities   431,821      411,713
Minority interest                                       343          831
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                        1,790        1,790
  Less 302,079 shares held in treasury                 (302)        (302)
                                                      1,488        1,488
  Additional capital                                 13,214       13,214
  Accumulated other comprehensive income              1,849         (201)
  Retained earnings                                 534,438      428,667
       Total stockholders' equity                   550,989      443,168
Total liabilities and stockholders' equity       $1,254,217   $1,277,791

       See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
               Three months ended June 30, 2000 and 1999
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                              June 30,     June 30,
                                                2000         1999

Net sales                                   $  386,268   $  308,981
Cost of sales and operating expenses           342,491      280,301
  Gross income                                  43,777       28,680
Selling, general and administrative expenses    31,549       27,618
  Operating income                              12,228        1,062
Other income (expense):
  Interest income                                3,166        1,918
  Interest expense                              (8,091)      (7,545)
  Loss from foreign affiliates                    (793)        (595)
  Minority interest                                222          349
  Miscellaneous                                  3,083          640
  Total other income (expense), net             (2,413)      (5,233)
Earnings (loss) from continuing operations
 before income taxes                             9,815       (4,171)
Income tax (expense) benefit                    (4,331)         (24)
Earnings (loss) from continuing operations       5,484       (4,195)
Earnings from discontinued operations,
 net of income taxes of $3,857                       -        6,353
Net earnings                                $    5,484   $    2,158

Earnings (loss) per common share
 from continuing operations                 $     3.68   $    (2.82)
Earnings per common share
 from discontinued operations                        -         4.27
Earnings per common share                   $     3.68   $     1.45
Dividends declared per common share         $      .25   $      .25
Average number of shares outstanding         1,487,520    1,487,520


          See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                Six months ended June 30, 2000 and 1999
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                              June 30,     June 30,
                                                2000         1999

Net sales                                   $  747,791   $  565,917
Cost of sales and operating expenses           658,569      513,626
  Gross income                                  89,222       52,291
Selling, general and administrative expenses    58,959       50,824
  Operating income                              30,263        1,467
Other income (expense):
  Interest income                                7,518        3,770
  Interest expense                             (17,377)     (16,017)
  Loss from foreign affiliates                  (1,382)        (510)
  Minority interest                                488          823
  Miscellaneous                                  7,128        1,218
  Total other income (expense), net             (3,625)     (10,716)
Earnings (loss) from continuing operations
 before income taxes                            26,638       (9,249)
Income tax (expense) benefit                   (11,295)         622
Earnings (loss) from continuing operations      15,343       (8,627)
Earnings from discontinued operations,
 net of income taxes of $6,177                       -       10,173
Gain on disposal of discontinued operations,
 net of income taxes of $56,560                 91,172            -
Net earnings                                $  106,515   $    1,546

Earnings (loss) per common share
 from continuing operations                 $    10.31   $    (5.80)
Earnings per common share
 from discontinued operations                    61.29         6.84
Earnings per common share                   $    71.60   $     1.04
Dividends declared per common share         $      .50   $      .50
Average number of shares outstanding         1,487,520    1,487,520


          See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                Six months ended June 30, 2000 and 1999
                        (Thousands of dollars)
                              (Unaudited)


                                                      June 30,     June 30,
                                                        2000         1999

Cash flows from operating activities:
  Net earnings                                       $106,515     $  1,546
  Adjustments to reconcile net earnings to
   cash from operating activities:
      Net earnings from discontinued operations             -      (10,173)
      Net gain on disposal of discontinued operations (91,172)           -
      Depreciation and amortization                    23,404       21,776
      Loss from foreign affiliates                      1,382          510
      Gain from sale of fixed assets                     (565)        (993)
      Gain from recognition of deferred swap proceeds  (3,760)           -
      Deferred income taxes                            18,748        1,548
  Changes in current assets and liabilities
   (net of businesses acquired and disposed):
      Receivables, net of allowance                     2,730       (8,998)
      Inventories                                       5,103      (28,203)
      Prepaid expenses and deposits                    (1,186)      (8,120)
      Current liabilities exclusive of debt           (44,552)      (9,870)
  Other, net                                              546        2,473
            Net cash from operating activities         17,193      (38,504)

Cash flows from investing activities:
  Purchase of investments                            (990,907)    (269,547)
  Proceeds from the sale or maturity of investments   899,847      322,727
  Capital expenditures                                (53,485)     (30,451)
  Proceeds from sale of fixed assets                    3,979        2,375
  Additional investment in a controlled subsidiary          -       (2,302)
  Investments in and advances to foreign affiliates    (7,306)      (1,210)
  Acquisition of businesses                           (42,019)           -
  Proceeds from disposal of discontinued operations,
    net of cash expenditures                          356,107            -
            Net cash from investing activities        166,216       21,592

Cash flows from financing activities:
  Notes payable to bank, net                         (154,260)      19,615
  Principal payments of long-term debt                (20,159)      (1,223)
  Dividends paid                                         (744)        (744)
            Net cash from financing activities       (175,163)      17,648
Net cash flows from discontinued operations                 -       (1,312)
Net change in cash and cash equivalents                 8,246         (576)
Cash and cash equivalents at beginning of year         11,039       20,716
Cash and cash equivalents at end of quarter          $ 19,285     $ 20,140

       See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (the "Company"). As more fully described in Note 2, the Company sold its Poultry Division effective January 3, 2000. Accordingly, comparative 1999 financial results and notes have been restated to reflect the Poultry Division as a discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999, an amended version of which is anticipated to be filed in its Annual Report on Form 10-K/A at the earliest practical date (see Produce Division restatement discussion below).

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

In August 2000, the Company announced that its management had discovered that assets of its Produce Division had been overstated in prior periods due to accounting errors and irregularities in the
Produce Division's books and records. The overstatements related primarily to the crops in production and related materials in Honduras as reported by the Miami headquarters of the Produce Division. After consultation with the Company's independent auditors, management determined to restate the Company's financial statements for each of the prior periods effected as presented below. Financial statements and related disclosures contained in this report reflect, where appropriate, changes to conform to these restatements. The Company plans to amend the applicable previous filings at the earliest practical date. The Company expects such filings will reflect the following:


 (Thousands of dollars)       Net Earnings  Restatement   Net Earnings
For the Year Ended:           as Reported    Adjustment   as Restated
December 31, 1999               $     240         (193)     $     47
December 31, 1998               $  52,355       (1,417)     $ 50,938
December 31, 1997               $  30,574       (1,495)     $ 29,079
December 31, 1996               $   5,846         (458)     $  5,388
December 31, 1995               $  20,202       (1,694)     $ 18,508

(Thousands of dollars)        Net Earnings  Restatement   Net Earnings
For the Quarter Ended:        as Reported    Adjustment   as Restated
March 31, 2000                  $ 101,233         (202)     $101,031
December 31, 1999               $  (3,770)         119      $ (3,651)
September 30, 1999              $   2,262         (110)     $  2,152
June 30, 1999                   $   2,056          102      $  2,158
March 31, 1999                  $    (308)        (304)     $   (612)
December 31, 1998               $  36,541          182      $ 36,723
September 30, 1998              $   5,018         (956)     $  4,062
June 30, 1998                   $   7,932         (585)     $  7,347
March 31, 1998                  $   2,864          (58)     $  2,806






 (Thousands of dollars)              Total           Shareholders'
Restated amounts as of:              Assets              Equity
March 31, 2000                     $1,310,248          $  544,508
December 31, 1999                  $1,277,791          $  443,168
December 31, 1998                  $1,215,897          $  444,728
December 31, 1997                  $1,119,327          $  395,368
December 31, 1996                  $1,001,927          $  367,782
December 31, 1995                  $  876,079          $  364,116


For the three and six months ended June 30, 2000, other comprehensive income adjustments totaled $1.4 million and $2.1 million, respectively. For the three and six months ended June 30, 1999, other comprehensive income adjustments totaled $(0.1) million and $(0.1) million, respectively. These adjustments consist primarily of an unrealized gain on available-for-sale securities.

As more fully described in Note 2, during the first six months of 2000 the Company sold its Poultry Division and acquired the assets of an existing hog production operation and a cargo terminal facility. The following table summarizes the noncash transactions resulting from the Poultry Division sale:

                                                   Six Months Ended
 (Thousands of dollars)                             June 30, 2000

Decrease in net assets of discontinued operation       $195,034
Decrease in net working capital (including current
 income tax liability)                                   65,145
Increase in deferred income tax liability                 4,756
Gain on disposition, net of income taxes                 91,172

  Proceeds from disposition, net of cash expenditures  $356,107


The following table summarizes the noncash transactions resulting from the acquisition of the hog production operation and cargo terminal facility:


                                                 Six Months Ended
(Thousands of dollars)                            June 30, 2000

Increase in net working capital                      $  8,654
Increase in fixed assets                               70,887
Increase in other assets                                  600
Increase in long-term debt                            (34,622)
Increase in other liabilities                          (3,500)

  Cash paid                                          $ 42,019




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

During the second quarter of 2000, the Company purchased the assets of a cargo terminal facility for approximately $9.1 million consisting of $8.2 million in cash, including transaction expenses, and the assumption of $0.9 million in debt. The transaction was accounted for using the purchase method and would not have significantly affected net earnings or earnings per share on a pro forma basis.

Note 3 - Inventories

During 1999 the Company changed its method of accounting for certain inventories of the Pork Division from FIFO to LIFO, retroactive to January 1, 1999. The following is a summary of inventories at June 30, 2000 and December 31, 1999 (in thousands):

                                                June 30,    December 31,
                                                  2000         1999
At lower of LIFO cost or market:
  Live hogs and related materials              $100,603     $ 75,662
  Dressed pork and related materials              6,940        8,360
                                                107,543       84,022
  LIFO allowance                                  5,660        4,026
       Total inventories at lower of LIFO cost
       or market                                113,203       88,048
At lower of FIFO cost or market:
  Grain, flour and feed                          34,853       41,772
  Sugar produced and in process                  17,652       22,398
  Crops in production and related materials       6,109        7,490
  Wine and spirits, finished and in process      12,686       12,555
  Other                                          15,098       20,584
       Total inventories at lower of FIFO cost
       or market                                 86,398      104,799
       Total inventories                       $199,601     $192,847

Low commodity prices during 2000 and 1999 have eliminated the LIFO allowance as overall pork feed costs have decreased below base year levels. This change in LIFO allowance is reflected in earnings as a reduction in cost of sales.


Note 4 - Contingencies

The Company is a defendant in a pending arbitration proceeding and related litigation in Puerto Rico brought by the owner of a chartered barge and tug which were damaged by fire after delivery of the cargo. Damages of $47.6 million are alleged. The Company received a ruling in the arbitration proceeding in its favor which dismisses the principal theory of recovery although the ruling has been appealed. The Company believes that the ruling will be upheld on appeal and it will have no responsibility for the loss.

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

The Sugar and Citrus segment represents Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal), an Argentine company primarily engaged in growing and refining sugarcane and, to a lesser extent, citrus production. The entire Argentine sugar industry is experiencing financial difficulties, with Tabacal and certain large competitors incurring operating losses because Argentine sugar prices are below historical levels. As a result of these recent operating losses for Tabacal, at year-end 1999 the Company evaluated the recoverability of Tabacal's long-lived assets and believes that the value of those assets is presently recoverable. However, any further long-term decline in sugar prices would likely result in the carrying values not being recoverable, which would result in a material charge to earnings for the impairment of these assets.

As a result of recent operating losses, management is considering various strategic alternatives for portions of its Produce Division (included in "All Other" below). Continued losses in this operation could result in a determination that the carrying values of certain assets are not recoverable, resulting in a charge to earnings for the impairment of any such assets.


Sales to External Customers
                                 Three Months Ended   Six Months Ended
                                      June 30,             June 30,
(Thousands of dollars)            2000      1999        2000      1999
Pork                           $180,628  $136,055    $355,886  $256,218
Marine                           87,633    71,983     164,484   142,204
Commodity Trading and Milling    86,678    72,656     166,528   114,355
Sugar and Citrus                 14,792     9,999      24,551    15,131
Power                             6,756     5,657      13,362    10,605
Wine                              1,331     3,519       3,435     6,879
All Other                         8,450     9,112      19,545    20,525
 Segment/Consolidated Totals   $386,268  $308,981    $747,791  $565,917

Operating Income
                                 Three Months Ended   Six Months Ended
                                      June 30,             June 30,
(Thousands of dollars)            2000      1999        2000      1999
Pork                           $ 17,900  $ 10,326    $ 40,410  $ 12,919
Marine                            3,058    (3,233)      2,534      (878)
Commodity Trading and Milling       (45)      558         876     1,896
Sugar and Citrus                 (1,132)   (4,922)     (3,800)   (8,800)
Power                             1,601     1,626       2,988     2,891
Wine                             (1,504)   (1,172)     (3,399)   (2,215)
All Other                        (6,764)     (107)     (7,553)     (600)
 Segment Totals                  13,114     3,076      32,056     5,213
Corporate Items                    (886)   (2,014)     (1,793)   (3,746)
 Consolidated Totals           $ 12,228  $  1,062    $ 30,263  $  1,467


Total Assets
                                       June 30,     December 31,
(Thousands of dollars)                   2000           1999
Pork                                 $  487,602     $  401,316
Marine                                   94,651         97,561
Commodity Trading and Milling           160,099        161,477
Sugar and Citrus                        168,002        167,972
Power                                    61,767         21,068
Wine                                     25,359         29,156
All Other                                38,146         38,931
 Segment Totals                       1,035,626        917,481
Corporate items                         218,591        124,439
Discontinued Poultry Operations               -        235,871
 Consolidated Totals                 $1,254,217     $1,277,791

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


As more fully described in Note 2 to the Condensed Consolidated Financial Statements, the Company completed the sale of its Poultry Division to ConAgra, Inc. effective January 3, 2000. As a result, the Company's 1999 financial results have been restated to reflect the Poultry Division as a discontinued operation. In August 2000, the Company announced that its management had recently discovered that assets of its Produce Division had been overstated in prior periods and, as a result, management determined to restate the Company's financial statements for each of the prior periods effected. The discussions and figures below are based on the restated presentation.


LIQUIDITY AND CAPITAL RESOURCES
                                 June 30,          December 31,
                                   2000                1999
Current ratio                     2.26:1              1.44:1
Working capital                   $341.1              $184.2

Cash from operating activities for the six months ended June 30, 2000 increased $55.7 million compared to the same period one year earlier. The increase in cash flows was primarily related to an increase in net earnings from continuing operations and, to a lesser extent, changes in components of working capital. Changes in components of working capital, net of businesses acquired and disposed, are primarily related to the timing of normal transactions for voyage settlements, trade payables and receivables. Within the Commodity Trading and Milling segment there was a lower value of inventory in transit at June 30, 2000 than at December 31, 1999 resulting in decreases in grain inventory and a partially offsetting decrease in deferred revenue balances. At June 30, 1999 there was a higher value of inventory in transit than at December 31, 1998, resulting in an increase in inventory balances and a partially offsetting increase in deferred revenue balances.

Cash from investing activities for the six months ended June 30, 2000 increased $144.6 million compared to the same period one year earlier. The increase is primarily related to proceeds from the sale of discontinued poultry operations, partially offset by acquisitions, capital expenditures and net purchases of investments. See Note 2 to the Condensed Consolidated Financial Statements for further discussion of the Poultry Division sale and the acquisition of the assets of a hog production operation and cargo terminal facility.

The Company invested $53.5 million in property, plant and equipment for the six months ended June 30, 2000, of which $8.4 million was expended in the Pork segment, $3.8 million in the Marine segment, $7.0 million in the Sugar and Citrus segment, $30.5 million in the Power segment and $3.8 million in other businesses of the Company.

The Company invested $8.4 million in the Pork segment primarily for the expansion of existing hog production facilities and for improvements to the pork processing plant. The Company plans to invest $17.9 million over the next six months for continued expansion of hog production facilities and general upgrades to the pork processing plant.

The Company invested $3.8 million in the Marine segment primarily for container and other material handling equipment. The Company plans to invest $6.5 million over the next six months for additional equipment.

The Company invested $7.0 million in the Sugar and Citrus segment primarily for improvements to existing facilities and sugarcane fields. Over the next six months, the Company anticipates spending $3.1 million for additional improvements.

The Company invested $30.5 million in the Power segment primarily for the construction of a 71.2 megawatt barge-mounted power plant to be located in the Dominican Republic. Construction costs are expected to total approximately $50 million.

During the first quarter of 2000, the Company purchased a minority interest in a flour and feed mill operation in Kenya for $7.5 million. This transaction was accounted for using the equity method.

In the first quarter of 2000, the Company's one-year revolving credit facilities totaling $153.3 million maturing in the first quarter of 2000 were reduced to $141.0 million and extended for an additional year and the short-term uncommitted credit lines totaling $145.0 million were reduced to $132.5 million. In the second quarter of 2000, short-term uncommitted credit lines were reduced an additional $10.0 million to $122.5 million. As of June 30, 2000, the Company had $30.0 million outstanding under one-year revolving credit facilities and $37.1 million outstanding under short-term uncommitted credit lines. During the first six months of 2000, the Company repaid approximately $174.4 million in notes payable, industrial development revenue bonds and other debt primarily with proceeds from the Poultry Division sale. As a result of these repayments, approximately $3.8 million in unamortized proceeds from prior terminations of interest rate agreements related to these notes were recognized as miscellaneous income.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities will be adequate for its current and intended operations.


RESULTS OF OPERATIONS

Net sales for the three and six months ended June 30, 2000 increased $77.3 and $181.9 million, respectively, compared to the same periods one year earlier. Operating income for the three and six months ended June 30, 2000 increased $11.2 and $28.8 million, respectively, compared to the same periods one year earlier.

Pork Segment

                             Three Months Ended    Six Months Ended
                                June 30,               June 30,
(Dollars in millions)        2000      1999         2000      1999
Net sales                  $ 180.6     136.1      $ 355.9     256.2
Operating income           $  17.9      10.3      $  40.4      12.9

Net sales for the Pork segment increased $44.5 and $99.7 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999, as a result of higher pork prices and, to a lesser extent, an increase in sales volume. An excess supply of hogs had depressed pork prices through the first half of 1999. The excess has since declined resulting in improved prices. Sales volume increased as the plant ran extended shifts to take advantage of positive margins. Although management cannot predict pork prices, it is anticipated that market conditions will continue to be favorable during the remainder of 2000.

Operating income for the Pork segment increased $7.6 and $27.5 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. These increases are primarily a result of improved sales prices and volumes as discussed above. As a result of recent acquisitions, the Company also benefited from the increased number of lower cost Company raised hogs slaughtered. While the cost of third-party hogs increased, third-party hogs as a percent of total hogs slaughtered decreased. Management is unable to predict future market prices for these items but anticipates overall margins will remain favorable during the remainder of 2000.

Marine Segment

                             Three Months Ended    Six Months Ended
                                June 30,              June 30,
(Dollars in millions)        2000      1999         2000      1999
Net sales                  $  87.6      72.0      $ 164.5     142.2
Operating income           $   3.1      (3.2)     $   2.5      (0.9)

Net sales for the Marine segment increased $15.6 and $22.3 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. These increases resulted from a significant increase in volumes, partially offset by a general decrease in cargo rates. Management believes that weak economic conditions in certain South American markets continue to depress rates, however, volumes have increased and second quarter 2000 rates overall began to stabilize. A new shipping law, The Ocean Reform Act of 1998, went into effect in May 1999 and permits shipping companies to enter into unregulated confidential rate agreements with shippers. Management is not able to determine the impact, if any, this new law has had on financial results.

Operating income from the Marine segment increased $6.3 and $3.4 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999, primarily as a result of the increased volumes discussed above partially offset by lower rates and higher fuel costs. Management expects that these situations will continue to improve for the remainder of 2000 compared to 1999.

Commodity Trading and Milling Segment

                             Three Months Ended     Six Months Ended
                                June 30,              June 30,
(Dollars in millions)        2000      1999         2000      1999
Net sales                  $  86.7      72.7      $ 166.5     114.4
Operating income           $   0.0       0.6      $   0.9       1.9

Net sales for the Commodity Trading and Milling segment increased $14.0 and $52.1 million, respectively, for the three and six months
ended  June  30,  2000  compared to the same  periods  in  1999.   The
increases are primarily a result of increased commodity sales to third-parties and certain foreign affiliates.

Operating income for this segment decreased $0.6 and $1.0 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. The decreases are primarily a result of losses incurred from the milling operations in Zambia, partially offset by the increased commodity sales discussed above.

Sugar and Citrus Segment
                             Three  Months Ended            Six Months
Ended
                                June 30,              June 30,
(Dollars in millions)        2000      1999        2000      1999
Net sales                  $  14.8      10.0      $  24.6      15.1
Operating income           $  (1.1)     (4.9)     $  (3.8)     (8.8)

Net sales for the Sugar and Citrus segment increased $4.8 million and $9.5 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increases are primarily a result of higher sales volumes, partially offset by lower prices.

Operating income for this segment increased $3.8 million and $5.0 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999, primarily as a result of improved margins and lower operating costs. During the second quarter of 1999, severance charges of $3.0 million were incurred related to certain employee layoffs. Management is unable to predict sugar prices or operating results for the remainder of 2000.

As a result of recent operating results for Tabacal, at year-end 1999 the Company evaluated the recoverability of Tabacal's long-lived assets and believes that the value of those assets are presently recoverable. However, any further long-term decline in sugar prices would likely result in the carrying values not being recoverable, which would result in a material charge to earnings for the impairment of these assets.

Power Segment
                             Three Months Ended    Six Months Ended
                                June 30,              June 30,
(Dollars in millions)        2000      1999         2000      1999
Net sales                  $   6.8       5.7      $  13.4      10.6
Operating income           $   1.6       1.6      $   3.0       2.9

Net sales for the Power segment increased $1.1 million and $2.8 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999 while operating income remained substantially unchanged. The increases are primarily a result of higher rates, which have increased as a result of a fuel adjustment clause allowing the Company to pass on higher fuel costs.

Wine Segment
                             Three Months Ended    Six Months Ended
                                June 30,              June 30,
(Dollars in millions)        2000      1999         2000      1999
Net sales                  $   1.3       3.5      $   3.4       6.9
Operating income           $  (1.5)     (1.2)     $  (3.4)     (2.2)

Net sales for the Wine segment decreased $2.2 million and $3.5 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. The decreases are a result of lower sales volumes in certain European markets.

Operating income for this segment decreased $0.3 million and $1.2 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. The decreases in operating income primarily result from lower sales discussed above, the cost of acquiring wine materials on the open market to supplement local grape shortages and increasing reserves for uncollectible receivables and advances for raw materials. Although management is not able to predict the amount of operating losses for 2000, it is anticipated that operating losses will continue during 2000. Management is currently evaluating future operating or strategic alternatives for the Wine segment.

All Other
                             Three Months Ended    Six Months Ended
                                June 30,              June 30,
(Dollars in millions)        2000      1999         2000      1999
Net sales                  $   8.5       9.1      $  19.5      20.5
Operating income           $  (6.8)     (0.1)     $  (7.6)     (0.6)

Operating income from all other businesses decreased for the three and six months ended June 30, 2000, compared to the same periods in 1999. This decrease was primarily the result of low yields and quality in the Produce Division which decreased margins on seasonal produce sales, primarily melons, and to a lesser extent, losses related to the pickle and pepper operations in Honduras. In addition, at the end of the melon growing season in June 2000, management increased reserves for certain related grower advances. Although management is not able to predict the amount of operating losses for 2000, it is anticipated that losses will continue to a lesser extent for the remainder of the year.

As a result of recent operating losses, management is considering various strategic alternatives for portions of its Produce Division. Continued losses in this operation could result in a determination that the carrying values of certain assets are not recoverable, resulting in a charge to earnings for the impairment of any such assets.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $3.9 and $8.1 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increase is primarily a result of costs associated with acquired operations in the Pork segment and the increase in reserves for certain uncollectible grower advances in the Produce Division as discussed above. As a percentage of revenues, SG&A decreased to 8.2% for the second quarter of 2000 from 8.9% for the second quarter of 1999. For the six months ended June 30, 2000 SG&A decreased to 7.9% from 9.0% for the same period in 1999. These decreases are primarily attributable to increases in revenues in the Marine and Sugar & Citrus segments without a corresponding increase in SG&A costs.

Interest Income

Interest income increased $1.2 and $3.7 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increase reflects an increase in average funds invested and, to a lesser extent, an increase in interest rates. Average funds invested increased primarily as a result of the proceeds from the sale of the Poultry Division in January 2000.

Interest Expense

Interest expense increased $0.5 and $1.4 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increase is primarily a result of higher borrowing rates somewhat offset by reduced short-term debt outstanding.

Loss from Foreign Affiliates

Losses from foreign affiliates increased $0.2 and $0.9 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999, primarily from lower earnings at certain milling operations in Africa.

Miscellaneous Income

Miscellaneous income increased $2.4 and $5.9 million, respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. As discussed in Liquidity and Capital Resources above, these increases are primarily attributable to the recognition of unamortized proceeds from prior terminations of interest rate agreements associated with debt repaid during the periods.

Income Tax Expense

For the three and six months ended June 30, 2000, the Company's tax expense is primarily attributable to net income from domestic entities, primarily the Pork Segment, as compared to net losses from domestic entities in the comparative 1999 periods. The effective tax rates for the comparative 1999 periods were impacted by overall losses from foreign entities for which tax benefits are not available within their respective countries or to offset domestic income.



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


SEABOARD CORPORATION AND SUBSIDIARIES

                      PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

The United States Environmental Protection Agency (USEPA) and the United States Army Corp. of Engineers (USCOE) are investigating whether Seaboard Farms, Inc. (the "Company") filled or discharged animal waste into wetland, without requisite permits, constructed facilities without a stormwater permit, or operated without a discharge permit, all at the Dorman sow farm in Beaver County, Oklahoma leased by the Company. This investigation was commenced by a Document Information Request from the USEPA dated April 14, 2000, to which the Company has responded.

The USEPA and USCOE are also investigating whether violations of the Clean Water Act, 33 USC 1251, et seq. have occurred at various facilities which the Company began to lease in January, 2000 in Kingfisher County, Oklahoma. In connection with this investigation, various Warrants and Orders for Entry and Investigation have been issued by the United States District Court for the Western District of Oklahoma, Docket Nos. MOO 109-BA through MOO 114-BA, inclusive, and the Company expects to receive a document information request in connection with these matters.

At present, these matters involve only the investigations under the Clean Water Act described above, and, accordingly, no relief has yet been sought by USEPA or USCOE. However, should an enforcement action result in either one, the government may seek (a) to require the Company to obtain requisite permits in order to continue operations, and (b) civil penalties as provided in the Clean Water Act.

On June 2, 2000, a Complaint was filed by the Sierra Club against the Company, Seaboard Farms, Inc. and Shawnee Funding, Limited Partnership in the United States District Court for the Western District of Oklahoma, No. CIV-00-979-L, seeking declaratory relief and civil penalties. This Complaint has not been served. The Sierra Club alleges violation of various sections of the Clean Water Act, and intends to seek injunctive relief and a civil penalty of $25,000 for each day of violation. The Company asserts the claims of the Sierra Club are false and misleading, and intends to contest them vigorously.



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K.
     On August 9, 2000 the Registrant filed a report on Form 8-K announcing the discovery of information revealing that assets of its Produce Division had been overstated in prior periods and its intent to restate financial statements for the affected periods.

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




                           DATE:  August 14, 2000

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Vice President-Chief
                               Financial Officer (Authorized officer
                               and principal financial and accounting
                               officer)