Form 10-K/A
period 1999-12-31
SEABOARD CORP /DE/
filed 2000-08-28
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-K/A


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in
Part III of this Form 10K/A or any amendment to this Form 10K/A.
X

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


              DOCUMENTS INCORPORATED BY REFERENCE


Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 7, 7A and parts of item 8 are incorporated by reference to sections of the Registrant's Consolidated Financial Statements.

Part III, a part of item 10 and items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 2000 annual meeting of stockholders (the "2000 Proxy Statement").



     This Form 10-K/A and its Exhibits (Form 10-K/A) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-K/A and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the cost to purchase third-party hogs for slaughter at the Company's hog processing facility and the sale price for pork products from such operations, (v) the price for the Company's products and services, (vi) the effect of Tabacal on the consolidated financial statements of the Company, or (vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-K/A, including without limitation, the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors which could cause such differences.

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


     (b)  Financial Information about Industry Segments

     The information required by Item 1 relating to Industry Segments is hereby incorporated by reference to Note 12 of Registrant's
Consolidated Financial Statements.


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

     The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements.


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


               (iv) Patents, Trademarks, Licenses, Franchises and Concessions

     The following names of the Registrant's businesses are registered trademarks: Seaboardr, Seaboard Farmsr and Seaboard Mariner.

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


     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     The financial information required by Item 1 relating to export sales is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements. Registrant did not have a material amount of sales or transfers between geographic areas for the periods reported on herein.

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


Item 3.  Legal Proceedings

     The Company is subject to legal proceedings related to the normal conduct of its business, including as a defendant in a maritime arbitration claim and third-party hog supplier claim more fully described in Note 11 of Registrant's Consolidated Financial
Statements. In the opinion of management, none of these actions are expected to result in a final judgement having a materially adverse effect on the consolidated financial statements of the Company.


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

                                PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the American Stock
Exchange under the symbol SEB. The Company had 308 shareholders of record of shares of its common stock as of December 31, 1999. The remaining information required by Item 5 is included under the caption "Quarterly Financial Data" included in Item 8 below.


Item 6.  Selected Financial Data


(Thousands of dollars except per share amounts)Years ended December 31,

                             1999       1998       1997      1996      1995

Net sales                 $1,255,304 $1,265,366 $1,303,753 $  962,652 $ 715,362
Earnings (loss) from
 continuing operations    $  (13,587)$   31,427 $   35,070 $    5,203 $   3,241
Net earnings              $       47 $   50,938 $   29,079 $    5,388 $  18,508
Earnings (loss) per
  common share from
  continuing operations   $    (9.13)$    21.12 $    23.58 $     3.50 $    2.18
Earnings per common share $     0.03 $    34.24 $    19.55 $     3.62 $   12.44
Total assets              $1,277,791 $1,215,897 $1,119,327 $1,002,892 $ 876,079
Long-term debt            $  318,017 $  313,324 $  290,521 $  281,574 $ 281,240
Stockholders' equity      $  443,168 $  444,728 $  395,368 $  367,782 $ 364,116
Dividends per common
 share                    $     1.00 $     1.00 $     1.00 $     1.00 $    1.00

     In August 2000, the Company announced that assets of its Produce Division had been overstated in prior periods and management determined to restate the Company's financial statements for each of the prior periods effected. See Note 1 to the Consolidated Financial Statements for further discussion.
     In December 1999, the Company agreed to sell its Poultry Division. The sale was completed on January 3, 2000. Accordingly, the Company's financial statements and data above have been restated to reflect the Poultry Division as a discontinued operation for all periods presented. See Note 13 to the Consolidated Financial Statements for further discussion.
     As described in Note 4 to the Consolidated Financial Statements, the Company changed its method of accounting for certain inventories from FIFO to LIFO in 1999. The net effect of this change in 1999 was to increase net earnings by $2,456,000 or $1.65 per common share.
     In December 1998, the Company sold its baking and flour milling operations in Puerto Rico, recognizing an after-tax gain of $33,272,000 or $22.37 per common share. See Note 2 to the Consolidated Financial Statements for further discussion.
     The Company changed its method of accounting for spare parts and supplies inventories in 1996. The cumulative effect of this change at January 1, 1996, was to increase net earnings by $3,006,000 or $2.02 per common share. In addition, the net effect of this change in 1996, exclusive of the cumulative effect, was to increase net earnings by $788,000 or $.53 per common share.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As more fully described in Note 1 to the Consolidated Financial Statements, in August 2000, the Company announced that assets of its Produce Division had been overstated in prior periods and management determined to restate the Company's financial statements for each of the prior periods effected. As more fully described in Note 13 to the Consolidated Financial Statements, in December 1999 the Company agreed to sell its Poultry Division for $375 million, consisting of the assumption of approximately $16 million in indebtedness and the remainder in cash, subject to certain adjustments. The sale was completed on January 3, 2000 resulting in a pre-tax gain of approximately $148 million ($90 million after estimated taxes). The Company's financial statements have been restated to reflect the Poultry Division as a discontinued operation for all periods presented. As a result, the Poultry Division is no longer presented as a reportable segment, and two other divisions, Power and Wine, now qualify as reportable segments of the Company. Restated Poultry results are presented as earnings (losses) from discontinued operations, net of applicable income taxes, and exclude general corporate overhead and certain interest charges previously allocated to that division. The discussions and figures below are based on these restated presentations.

Liquidity and Capital Resources

(Dollars in millions)            1999           1998              1997

Current ratio                    1.44:1         1.64:1            1.46:1
Working capital                 $ 184.2          231.1             165.0
Cash from operating activities  $ (40.5)          59.5             116.2
Capital expenditures            $  67.7           26.9              48.3
Long-term debt, exclusive of
    current maturities          $ 318.0          313.3             290.5
Total capitalization*           $ 854.9          847.3             760.2

* Total capitalization is defined as stockholders' equity and noncurrent liabilities.

Cash provided by operating activities for 1999 decreased $100.0 million compared to 1998. The decrease is primarily related to changes in certain components of working capital, which include Tabacal for 1999 (see Sugar and Citrus segment discussion below), and a decrease in net earnings from continuing operations. Changes in components of working capital are primarily related to the timing of normal transactions for voyage settlements, trade payables and receivables. Within the Commodity Trading and Milling segment there was a higher value of inventory in transit at December 31, 1999 than at December 31, 1998 resulting in increases in grain inventory and prepaid expense balances and a partially offsetting increase in deferred revenue balances. Current liabilities exclusive of debt increased only slightly during 1999 as the Company paid $14.6 million in taxes related to the 1998 gain from the sale of baking and flour milling operations in Puerto Rico primarily offsetting the increase in deferred revenue balances.

Cash provided by operating activities for 1998 decreased $56.7 million compared to 1997. The decrease in cash flows was primarily related to a decrease in net earnings from continuing operations and changes in certain components of working capital. Changes in components of working capital are primarily related to the timing of normal transactions for voyage settlements, trade payables and receivables. Within the Commodity Trading and Milling segment there was a smaller value of inventory in transit at December 31, 1998 compared to December 31, 1997 resulting in a decrease in deferred revenue balances and a partially offsetting decrease in related grain inventories.

Cash from investing activities for 1999 increased $44.7 million compared to 1998. The increase is primarily related to a net sale and maturity of investments in 1999 compared to a net purchase of investments in 1998. The net purchase of investments in 1998 related to the $72.4 million in cash received from the sale of baking and flour milling operations. During 1998, investments in and advances to foreign affiliates included $45.8 million to Tabacal. As further discussed in Note 5 to the Consolidated Financial Statements, Tabacal has been consolidated since December 31, 1998. As such, funds invested in Tabacal during 1999 are reflected within the appropriate components of the cash flow statements, including capital expenditures. The Company invested $67.7 million in the property, plant and equipment of continuing operations during 1999 as described below.

The Company invested $22.1 million in the Pork segment during 1999 primarily for the expansion of existing hog production facilities and for improvements to the pork processing plant. The Company plans to invest $10.0 million in 2000 for general upgrades to the pork processing plant and continued expansion of existing hog production facilities. The Company previously disclosed plans to construct a second vertically integrated pork operation and is currently making arrangements to increase annual production to approximately three and one-half million hogs. Management anticipates that this increase in hog production will primarily be accomplished through a combination of operating lease arrangements, third party contract growers or the purchase of existing businesses. The timing of the remaining expansion plans, primarily related to a second processing plant, has not been finalized.

Capital expenditures in the Marine segment during 1999 totaled $20.0 million primarily for the purchase of two vessels previously chartered and for general replacement and upgrades of property and equipment. During 2000, the Company anticipates spending $7.5 million for general replacement and upgrades of property and equipment.

Capital expenditures in the Commodity Trading and Milling segment totaled $4.8 million, including $2.0 million to purchase a previously chartered bulk carrier vessel from a wholly-owned subsidiary of Seaboard Flour Corporation, the owner of 75.3% of the Company's outstanding common stock. During 2000, the Company anticipates spending $4.2 million for general replacement and upgrades of property and equipment.

Capital expenditures in the Sugar and Citrus segment totaled $15.0 million primarily for improvements to existing operations and expansion of sugarcane fields. During 2000, the Company anticipates spending $14.5 million for improvements to existing operations and expansion of sugarcane fields.

Capital expenditures in all other segments for 1999 totaled $5.8 million in general modernization and efficiency upgrades of plant and equipment. Management anticipates that the planned capital expenditures for 2000 will be financed by internally generated cash.

During 1999, the Company invested $2.8 million to acquire additional shares of a Bulgarian winery originally acquired in 1998. During 1999, the Company invested $1.7 million for a minority interest in a flour mill in Angola which is being accounted for using the equity method.

In January 2000, the Company signed a construction contract to build a
71.2 megawatt barge-mounted power plant for approximately $50 million to be located in the Dominican Republic. The Company is currently evaluating financing options including potential leasing alternatives and expects to begin supplying power during the fourth quarter of 2000.

In February 2000, the Company signed an agreement to purchase assets of an existing hog production operation for approximately $75 million, consisting of $36 million in cash, the assumption of $33 million in debt and $6 million payable over the next four years. The transaction is expected to close in late March or early second quarter of 2000 and will be accounted for using the purchase method.

Cash from investing activities in 1998 increased $53.8 compared to 1997, primarily as a result of proceeds received from the disposition of businesses. On December 30, 1998, the Company completed the sale of its baking and flour milling businesses in Puerto Rico. These businesses were sold for $81.4 million and the assumption of $11.8 million of liabilities resulting in a gain of $54.5 million ($33.3 million after taxes). The proceeds from the sale consisted of approximately $72.4 million in cash and $9.0 million in notes receivable. See Note 2 to the Consolidated Financial Statements for further discussion.

During 1998 the Company invested $26.9 million in property, plant and equipment of continuing operations. Capital expenditures in the Pork segment totaled $16.3 million primarily for improvements to the pork processing plant. Capital expenditures in the Marine segment totaled $5.2 million for general replacement and upgrades of property and equipment. Capital expenditures in all other segments totaled $5.4 million in general modernization and efficiency upgrades of plant and equipment. During 1998, the Company made $45.8 million in advances to and non-voting investments in Tabacal for working capital requirements, reduction of debt, general modernization, efficiency upgrades of plant and equipment, and expansion of sugarcane fields.

In November 1998, the Company purchased a milling business in Zambia by assuming liabilities of $10.2 million. In October 1998, the Company purchased a controlling interest in an existing Bulgarian winery by acquiring newly issued shares for $15.0 million. These acquisitions were accounted for using the purchase method and would not have significantly affected net earnings or earnings per share on a pro forma basis.

In July 1998, the Company completed the acquisition of a 50% interest in a flour mill in Lesotho for approximately $5.0 million. In June 1998, the Company, in a joint venture with two other partners, completed its acquisition of an interest in a flour mill in Haiti.
The Company made an investment of $3.0 million for a minority interest in the joint venture, which in turn owns 70% of a Haitian company which owns the flour mill. These investments are being accounted for using the equity method.

In January 1998, the Company invested $2.5 million for a minority interest in a new limited liability company in Maine. The new company acquired the assets of an existing seafood company which processes and distributes smoked seafood and related products. The investment is being accounted for using the equity method.

Cash from financing activities in 1999 increased $90.6 million compared to 1998 primarily related to proceeds from short-term borrowings and, to a lesser extent, terminating interest rate swap agreements. See further discussion of terminated swap agreements under "Derivative Information" below.

During 1999, the Company prepaid at a discount certain long-term debt obligations assumed with the purchase of the Bulgarian winery in October 1998 and adjusted certain balances related to the acquisition. During 1999, the Company also prepaid at a discount other higher cost, U.S. dollar denominated foreign subsidiary debt obligations. These prepayments reduced total long-term debt obligations by $13.5 million. Changes to the preliminary purchase price allocations and other non-cash adjustments related to these transactions resulted in immaterial adjustments to several balance sheet line items, primarily reductions to minority interest, net property, plant and equipment, and long-term debt.

During 1999, the Company's one-year revolving credit facilities totaling $145.0 million were increased to $153.3 million and extended for an additional year. In addition, the existing five-year revolving credit facility totaling $25.0 million was increased to $26.7 million. During 1999, the Company repaid the outstanding advances totaling $10.0 million on the five-year revolving credit facility and
subsequently borrowed the full $26.7 million.   As of December 31,
1999, the Company had $150.9 million outstanding under one-year revolving credit facilities totaling $153.3 million and $70.5 million outstanding under short-term uncommitted credit lines totaling $145.0 million.

Subsequent to year-end, the Company's one-year revolving credit facilities totaling $153.3 million maturing in the first quarter of 2000 were reduced to $141.0 million and extended for an additional year and short-term uncommitted credit lines totaling $145.0 million were reduced to $132.5 million. During the first several months of 2000 the Company anticipates repaying approximately $118.3 million in notes payable and industrial development revenue bonds from the proceeds of the Poultry Division sale.

Cash from financing activities in 1998 decreased $37.6 million compared to 1997 primarily related to repayments of short-term borrowings.

Cash used in discontinued poultry operations in 1999 primarily represents capital expenditures ($52.9 million including expansion projects) in excess of net operating cash flows. As part of the agreement to sell the Poultry Division, the Company plans to spend an additional $13.1 million in 2000 to complete these expansions on behalf of the buyer. This amount will be included as a reduction of the gain recorded on the sale in January 2000. Cash provided by discontinued poultry operations in 1998 primarily represents net operating cash flows in excess of capital expenditures ($18.6 million). The increase in cash from discontinued operations in 1998 over 1999 and 1997 is primarily a result of higher earnings and lower capital expenditures in 1998 compared to 1999 and 1997.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities, including proceeds from the sale of the Poultry Division, are adequate for its current and intended operations.


Results of Operations

Net sales totaled $1,255.3 million for the year ended December 31, 1999, compared to sales of $1,265.4 million for the year ended
December 31, 1998. Operating income of $12.4 million for 1999 decreased $17.4 million compared to 1998.

Net sales totaled $1,265.4 million for the year ended December 31, 1998, compared to sales of $1,303.8 million for the year ended
December 31, 1997. Operating income of $29.8 million for 1998 decreased $49.1 million compared to 1997.


Pork Segment

(Dollars in millions)         1999         1998           1997
Net sales                 $  571.2        500.4          531.6
Operating income          $   37.7         (1.1)          38.4

Net sales increased $70.8 million to $571.2 million in 1999 compared to 1998. This increase is primarily the result of an increase in sales volume and, to a lesser extent, improved prices for finished pork products. The increase in sales volume is the result of the hog processing plant operating at full capacity on a double-shift basis during 1999. The plant employed a second shift during the first half of 1998, but did not achieve full double-shift capacity until the third quarter of 1998. An excess supply of live hogs depressed pork prices during 1998 and the first half of 1999. During the second half of 1999 the excess declined, resulting in improved prices for the year. Although management cannot predict pork prices for 2000, it is anticipated that prices for finished pork products will continue to be favorable.

Operating income increased $38.8 million to $37.7 million in 1999 compared to 1998. This increase is primarily a result of improved sales prices, and to a lesser extent, a decrease in the cost of Company raised hogs. The decrease in the cost of Company raised hogs is primarily the result of lower grain prices. The Company also continued to benefit from low prices for third-party hogs purchased during 1999. However, an increase in this cost during the fourth quarter of 1999 compared to extremely low prices for third-party hogs during the fourth quarter of 1998 resulted in a slight increase in this cost for the year. In addition, effective January 1, 1999, the Company changed its method of accounting for certain pork inventories from FIFO to LIFO, increasing operating income in 1999 by $4.0 million. Although management cannot predict the cost of third-party hogs or grain prices for 2000, it is anticipated that market conditions for these items should continue to be favorable.

Net sales decreased $31.2 million to $500.4 million in 1998 compared to 1997. This decrease is the result of lower pork prices partially offset by an increase in sales volume. Lower sales prices for most pork products resulted from an industry wide excess supply of live hogs and, to a lesser extent, pricing pressure from the Asian economic situation. The increase in sales volume is the result of the hog processing plant operating at double-shift production during all of 1998. The plant did not employ a second shift until part way through the second quarter of 1997. During the third quarter of 1998, the plant reached full capacity on a double-shift basis.

Operating income decreased $39.5 million to $(1.1) million in 1998 compared to 1997. This decrease is primarily the result of lower prices for finished pork products without a comparable decrease in the cost of production. This decrease was partially offset by an increase in the percentage of cheaper third-party hogs processed compared to Company raised hogs.


Marine Segment

(Dollars in millions)         1999         1998           1997
Net sales                 $  307.7        310.9          309.3
Operating income          $   (1.9)        17.4           27.3

Net sales decreased $3.2 million to $307.7 million in 1999 compared to 1998. Cargo volumes and applicable cargo rates decreased in the first half of 1999 compared to 1998 primarily as a result of weak economic conditions in certain South American markets served by the Company. During the second half of 1999, overall cargo volume increased from 1998 due to improvements in certain markets, but the effect on net sales was largely offset as rates remained depressed.

Operating income from the Marine segment decreased $19.3 million to $(1.9) million in 1999 compared to 1998, primarily as a result of lower cargo rates discussed above. Management expects that these situations will continue to have a negative effect on financial results during 2000. A new U.S. shipping law, The Ocean Reform Act of 1998, went into effect in May 1999 and permits shipping companies to enter into unregulated confidential rate agreements with shippers. Management is not able to determine the impact, if any, this new law had on 1999 financial results.

Net sales increased $1.6 million to $310.9 million in 1998 compared to 1997. During the first half of 1998, the Company experienced higher cargo volumes in certain markets the Company serves. During the last half of 1998, cargo volumes and applicable cargo rates decreased primarily as a result of weakening economic conditions in certain South American markets the Company serves and, to a lesser extent, from trade disruptions relating to Hurricane Mitch in Central America during the fourth quarter of 1998.

Operating income decreased $9.9 million to $17.4 million in 1998 compared to 1997. This decrease is primarily a result of lower cargo volumes and rates during the last half of 1998, trade disruptions relating to Hurricane Mitch during the fourth quarter of 1998 and, to a lesser extent, an increase in various general and administrative costs.


Commodity Trading and Milling Segment

(Dollars in millions)         1999         1998           1997
Net sales                 $  259.5        306.4          313.9
Operating income          $    2.6         10.5            9.5

Net sales decreased $46.9 million to $259.5 million in 1999 compared to 1998, primarily as a result of lower wheat sales to certain foreign affiliates, lower soybean sales to third parties and, to a lesser extent, a decrease in commodity prices sold in foreign markets. Wheat sales to certain foreign affiliates decreased as political unrest resulted in economic problems that reduced consumer purchasing power and thus lowered milling volumes. Such decreases were partially offset by the addition of sales during 1999 from the Company's milling operations in Zambia acquired in late 1998.

Operating income decreased $7.9 million to $2.6 million in 1999 compared to 1998, primarily as a result of the decrease in wheat sales and margins to certain foreign affiliates as discussed above and operating losses from the Company's milling operations in Zambia acquired in late 1998. Continued political unrest and economic problems in countries where the Company does business could continue to have a negative effect on financial results during 2000.

Net sales decreased $7.5 million to $306.4 million in 1998 compared to 1997. This decrease is primarily the result of a decrease in commodity prices sold in foreign markets partially offset by an increase in tonnage sold. Operating income increased $1.0 million to $10.5 million in 1998 compared to 1997. This increase is primarily the result of increased income from operating certain mills in foreign countries.


Sugar and Citrus Segment

(Dollars in millions)         1999         1998           1997
Net sales                 $   46.9            -              -
Operating income          $  (15.9)           -              -

As discussed in Note 5 to the Consolidated Financial Statements, comparative operating results for the Sugar and Citrus segment are not presented as Tabacal was accounted for on the equity method in 1998. However, lower sugar prices have offset increased volumes resulting in lower revenues and higher losses in 1999 compared to 1998. Lower sugar prices are primarily the result of an excess supply of sugar in Argentina and, to a lesser extent, lower sugar prices on the world market. Also, during the second quarter of 1999 severance charges of $3.0 million were incurred related to certain employee layoffs enacted to reduce future operating costs. Although management cannot predict sugar prices for 2000, it is anticipated that sugar prices will remain at low levels that result in operating losses for the Company. During 1998, the loss from foreign affiliates attributable to Tabacal was $15.8 million.

As a result of recent operating results for Tabacal, the Company has evaluated the recoverability of Tabacal's long-lived assets and believes that the value of those assets are presently recoverable. However, any further decline in sugar prices would likely result in the carrying values not being recoverable, which would result in a material charge to earnings for the impairment of these assets.


Power Segment

(Dollars in millions)         1999         1998           1997
Net sales                 $   23.0         26.2           30.3
Operating income          $    7.9          8.8            7.9

Net sales decreased $3.2 million to $23.0 million in 1999 compared to 1998. Operating income decreased $0.9 million to $7.9 million in 1999 compared to 1998. These decreases are primarily a result of the termination of operations in October 1998 of a customer that was the only user of service from a generating station owned by the Company.

Net sales decreased $4.1 million to $26.2 million in 1998 compared to 1997, primarily as a result of the customer discussed above decreasing usage throughout 1998 prior to terminating operations in October. Despite the decrease in sales, operating income increased $0.9 million to $8.8 million in 1998 compared to 1997 primarily due to the recovery of previously written off receivables associated with the termination of service discussed above.


Wine Segment

(Dollars in millions)         1999         1998           1997
Net sales                 $   12.9            -              -
Operating income          $   (5.9)           -              -

As discussed in Note 2 to the Consolidated Financial Statements, the Company acquired an existing Bulgarian winery in October 1998. No results are presented for 1998 as the winery is reported on a three-month lag. Operating losses in 1999 are primarily a result of acquiring more expensive wine materials on the open market to supplement local grape shortages and reserving for uncollectible advances for raw materials. Although management is not able to predict the amount of operating losses for 2000, it is anticipated that operating losses will continue during 2000.


Other Operations

(Dollars in millions)         1999         1998           1997
Net sales                 $   34.3        121.5          118.6
Operating income          $   (4.7)        (0.4)          (0.4)

Net sales from other operations decreased $87.2 million to $34.3 million in 1999 compared to 1998, while operating income decreased $4.3 million to $(4.7) million in 1999 compared to 1998. These decreases are primarily a result of the sale of the Puerto Rican baking operations in December 1998 as discussed in Note 2 to the Consolidated Financial Statements. Changes in net sales and operating income from other operations in 1998 compared to 1997 were not significant.


Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) totaled $107.8 million, $119.3 million and $116.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. As a percent of revenues, SG&A decreased to 8.6% in 1999 compared to 9.4% in 1998 primarily as a result of the sale of the Puerto Rican baking operations in December 1998. This decrease is partially offset by the consolidation of Tabacal results in 1999, including the $3.0 million of severance charges discussed above, and the winery and Zambia milling operations acquired in late 1998. As a percent of revenues, SG&A increased to 9.4% in 1998 compared to 8.9% in 1997 primarily as a result of various cost increases in the Marine segment.


Interest Income

Interest income totaled $7.4 million, $7.1 million and $6.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 reflects an increase in interest rates partially offset by a decrease in average funds invested. The increase in 1998 is primarily the result of an increase in average funds invested.


Interest Expense

Interest expense totaled $31.4 million, $26.4 million and $25.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.
The increase during 1999 over 1998 reflects an increase in both long-term and short-term average borrowings and an increase in interest rates. The increase in average borrowings during 1999 is primarily attributable to the consolidation of Tabacal in December 1998.


Loss from Foreign Affiliates

Loss from foreign affiliates totaled $1.4 million, $17.1 million and $8.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Losses during 1998 and 1997 are primarily attributable to the operations of Tabacal. As discussed in Note 5 to the Consolidated Financial Statements, Tabacal is included in 1999 consolidated operations. During 1998, losses increased from Tabacal as a result of lower sugar prices and planned operating efficiencies and harvest production levels not being realized.


Gain on Disposition of Businesses

On December 30, 1998, the Company completed the sale of its baking and flour milling businesses in Puerto Rico resulting in a pre-tax gain of $54.5 million ($33.3 million after taxes). See Note 2 to the Consolidated Financial Statements for further discussion.


Miscellaneous Income

Miscellaneous income totaled $3.1 million, $3.9 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in 1999 and 1998 over 1997 are primarily the result of gains on the sale of fixed assets in the Marine segment as older, fully depreciated equipment was replaced in the normal course of business.


Income Tax Expense

The effective tax rates increased significantly during 1999 and 1998 primarily as a result of significant increases in overall losses from foreign entities for which tax benefits are not available within their respective countries or to offset domestic income.


Discontinued Operations

Earnings from discontinued poultry operations, net of income taxes, decreased in 1999 compared to 1998 due primarily to lower overall sales prices for poultry products, partially offset by lower finished feed costs. An increase in poultry production within the industry has resulted in lower prices for most poultry products while the Russian economic situation continued to have a negative effect on domestic prices for dark meat sales.

Earnings from discontinued operations, net of income taxes, increased in 1998 compared to 1997 primarily as a result of significantly lower finished feed costs, improved sales prices and, to a lesser extent, uninterrupted operations of a plant that was shut down for one week in 1997 for a process conversion.


Other Financial Information

The Company is subject to various federal and state regulations regarding environmental protection and land and water use. Among other things, these regulations affect the disposal of livestock waste and corporate farming matters in general. Management believes it is in compliance with all such material regulations. Laws and regulations in the states where the Company currently conducts its pork operations are becoming more restrictive. These and future changes could delay the Company's expansion plans or increase related development costs. Future changes in environmental or corporate farming laws could affect the manner in which the Company operates its business and its cost structure.

During the second quarter of 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no net impact on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period net earnings. During the second quarter of 1999 the Financial Accounting Standards Board amended SFAS No. 133 delaying the effective date. The Company will adopt SFAS No. 133 during the first quarter of fiscal 2001. Depending on market interest rates and the types of financial hedging derivatives in place at the time of adoption, if any, adoption of this statement could result in significant adjustments to the Company's balance sheet as financial derivatives are recorded as assets or liabilities at fair value with corresponding adjustments to Other Comprehensive Income. The Company does not believe adoption will have a material impact on the Company's net earnings or cash flows.

The Company has not experienced nor does it expect to experience any significant Year 2000 issues or disruptions in operations. The Company believes that the total costs, including equipment replacements and internal costs consisting primarily of payroll related costs, to resolve Year 2000 issues were not material to the Company's consolidated financial statements.

The Company does not believe its businesses have been materially adversely affected by general inflation.


Derivative Information

The Company is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing interest rates and commodity prices. Changes in interest rates impact the cash required to service variable rate debt. From time to time, the Company uses interest rate swaps to manage risks of increasing interest rates. Changes in commodity prices impact the cost of necessary raw materials as well as the selling prices of finished products. The Company uses corn, wheat, soybeans and soybean meal futures and options to manage risks of increasing prices of raw materials. The Company uses hog futures and options to manage risks of decreasing prices of pork products. The Company is also subject to foreign currency exchange rate risk on a short-term note payable denominated in foreign currency. This risk is managed through the use of a foreign currency forward exchange agreement.

The table below provides information about the Company's non-trading financial instruments sensitive to changes in interest rates at December 31, 1999. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. At December 31, 1999, long-term debt includes foreign subsidiary obligations of $5.1 million denominated in U.S. dollars and $12.8 million payable in Argentine pesos. At December 31, 1998, long-term debt includes foreign subsidiary obligations of $21.5 million denominated in U.S. dollars and $14.6 million payable in Argentine pesos. The Argentine peso is currently pegged to the U.S. dollar and accordingly, management believes there is minimal exchange rate risk. Weighted average variable rates are based on rates in place at the reporting date. Short-term instruments including short-term investments, non-trade receivables and current notes payable have carrying values that approximate market and are not included in this table due to their short-term nature.

 (Dollars in thousands)  2000   2001   2002    2003    2004 Thereafter  Total
Long-term debt:
 Fixed rate            $8,964  23,388  22,842  47,126  47,149 102,145 $251,614
  Average interest rate  5.84%   7.02%   6.78%   7.48%   7.48%   8.01%    7.53%
 Variable rate         $2,523       -  26,667       -   6,000  42,700 $ 77,890
  Average interest rate  5.00%      -    6.57%      -    5.85%   6.17%    6.25%

Non-trading financial instruments sensitive to changes in interest rates at December 31, 1998 consisted of fixed rate long-term debt totaling $263,749 million with an average interest rate of 7.71%, and variable rate long-term debt totaling $68,183 million with an average interest rate of 5.60%. At December 31, 1998, the Company had interest rate exchange agreements in place effectively fixing the interest rate on $200 million of variable rate debt to a fixed, weighted average rate of 6.33%. During 1999 the Company terminated these agreements for proceeds totaling $6.0 million.

Inventories that are sensitive to changes in commodity prices, including carrying amounts and fair values at December 31, 1999 and 1998 are presented in Note 4 to the Consolidated Financial Statements. Projected raw material requirements, finished product sales, and firm sales commitments may also be sensitive to changes in commodity prices. The tables below provide information about the Company's derivative contracts that are sensitive to changes in commodity prices. Although used to manage overall market risks, certain contracts do not qualify as hedges for financial reporting purposes. As a result, they are classified as trading instruments and carried at fair market value. Contracts that qualify as hedges for financial reporting purposes are classified as non-trading instruments. Gains and losses on non-trading instruments are deferred and recognized as adjustments of the carrying amounts of the commodities when the hedged transaction occurs. The following tables present the notional quantity amounts, the weighted average contract prices, the contract maturities, and the fair value of the position of the Company's open trading and non-trading derivatives at December 31, 1999.

Trading:
                             Contract Volumes              Wtd.-avg.                      Fair
Futures Contracts          Quantity (000's) Units         Price/Unit    Maturity     Value (000's)
Corn purchases - long           1,010 bushels             $ 1.99          2000           $  54
Corn sales - short              1,045 bushels               2.13          2000             (50)

Hog sales - short               1,440 pounds                0.59          2000              16

                             Contract Volumes              Wtd.-avg. Exercise                    Fair
Option Contracts           Quantity (000's) Units             Price/Unit          Maturity   Value (000's)
Corn puts written - long           2,300 bushels                $ 2.11              2000         $ (273)
Corn puts purchased - short        2,000 bushels                  1.90              2000             40

Corn calls written - short         2,060 bushels                  2.39              2000           (137)
Corn calls purchased - long        2,725 bushels                  2.57              2000            110

Wheat puts written - long          1,885 bushels                  2.70              2000           (402)
Wheat puts purchased - short       1,345 bushels                  2.71              2000            362

Wheat calls written - short        1,750 bushels                  3.40              2000             (5)
Wheat calls purchased - long       2,585 bushels                  3.12              2000             55

Soybean meal calls purchased - long  5.6 tons                   145.98              2000             32

Soybean meal puts written - long     5.6 tons                   135.98              2000             (8)


Non-trading:
                             Contract Volumes              Wtd.-avg.                      Fair
Futures Contracts          Quantity (000's) Units         Price/Unit    Maturity     Value (000's)
Corn purchases - long           2,130 bushels             $ 2.06          2000           $ (32)
Corn sales - short              2,950 bushels               2.01          2000            (118)

Wheat purchases - long            405 bushels               3.24          2000             (60)
Wheat sales - short               870 bushels               2.77          2000              91

Soybean meal purchases - long    28.2 tons                144.20          2000              72
Soybean meal sales - short       31.4 tons                145.07          2000             (53)

At December 31, 1998, the Company had net trading contracts to purchase
10.8 million bushels of grain (fair value of $(628,000)) and 115,000 tons of meal (fair value of $68,000), and net contracts to sell 1.4 million pounds of hogs (fair value of $(11,000)). At December 31, 1998, the Company had net non-trading contracts to purchase 1.1 million bushels of grain (fair value of $(101,000)) and 4,000 tons of meal (fair value of $44,000).

The table below provides information about the Company's financial instruments and related derivative financial instruments sensitive to foreign currency exchange rates, consisting of a Japanese Yen (Yen) denominated note obligation and a foreign currency forward exchange agreement. Information is presented in U.S. dollar equivalents. The table presents the notional amounts and weighted average exchange rate by contractual maturity date. The notional amount is generally used to calculate the contractual payments to be exchanged under the contract. Due to the short-term nature of these instruments, their carrying and contract values approximate market.


(Dollars in thousands)                              1999      1998

Short-term notes payable:
 Variable rate (Yen)                              $20,000   $16,560
 Average interest rate                               7.19%     5.85%

Related derivative:
 Forward exchange agreement, including projected
  interest due at maturity (receive Yen/pay $US)  $20,363   $ 16,616
 Exchange rate                                     104.13     116.63



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 7A is hereby incorporated by reference to the material under the captions "Financial Instruments" and "Commodity Instruments" within Note 1 of the Registrant's Consolidated Financial Statements, and to the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in
Item 7 above.


Item 8.  Financial Statements and Supplementary Data

     The selected quarterly financial data required by Item 8 is as follows:


(Unaudited)

(Thousands of dollars          1st       2nd      3rd       4th    Total for
except per share amounts)    Quarter   Quarter   Quarter Quarter   the Year

1999
Net sales                  $  256,936  308,981   318,769  370,618  $1,255,304
Operating income           $      405    1,062     3,393    7,508  $   12,368
Earnings (loss) from
 continuing operations     $   (4,432)  (4,195)   (3,117)  (1,843) $  (13,587)
Net earnings (loss)        $     (612)   2,158     2,152   (3,651) $       47
Earnings (loss) per common
  share from continuing
  operations               $    (2.98)   (2.82)    (2.09)   (1.24) $    (9.13)
Earnings (loss) per common
 share                     $    (0.41)    1.45      1.45    (2.46) $     0.03
Dividends per common share $      .25      .25       .25      .25  $     1.00
Market price range per common
 share:
                 High      $      457      340       320      262
                 Low       $      298      256       216      185 1/4

1998
Net sales                  $  321,344  329,949   303,486  310,587  $1,265,366
Operating income           $   10,822   11,546       (65)   7,467  $   29,770
Earnings (loss) from
 continuing operations     $    2,852    4,073    (7,483)  31,985  $   31,427
Net earnings               $    2,806    7,347     4,062   36,723  $   50,938
Earnings (loss) per common
  share from continuing
  operations               $     1.92     2.74     (5.03)   21.49  $    21.12
Earnings per common share  $     1.89     4.94      2.73    24.68  $    34.24
Dividends per common share $      .25      .25       .25      .25  $     1.00
Market price range per common
 share:
                 High      $      435      375 1/16  336      445
                 Low       $      365      265 1/2   261      256

     In August 2000, the Company announced that assets of its Produce Division had been overstated in prior periods and management determined to restate the Company's financial statements for each of the prior periods effected. See Note 1 to the Consolidated Financial Statements for further discussion. The effect of this restatement in 1999 was to increase (decrease) net earnings and earnings per common share by $(304,000) ($(0.20) per share), $102,000 ($0.06 per share),
$(110,000) ($(0.07) per share) and $119,000 ($0.08 per share), respectively, for the first, second, third and fourth quarters of 1999. The effect of this restatement in 1998 was to increase (decrease) net earnings and earnings per common share by $(58,000) ($(0.04) per share), $(585,000) ($(0.39) per share), $(956,000)
($(0.64) per share) and $182,000 ($0.11 per share), respectively, for the first, second, third and fourth quarters of 1998.
     In December 1999, the Company agreed to sell its Poultry Division. The sale was completed on January 3, 2000. Accordingly, the Company's financial statements and data above have been restated to reflect the Poultry Division as a discontinued operation for all periods presented. See Note 13 to the Consolidated Financial Statements for further discussion.
     As described in Note 4 to the Consolidated Financial Statements, the Company changed its method of accounting for certain inventories from FIFO to LIFO during the fourth quarter of 1999. This change has been applied retroactively to January 1, 1999 and accordingly, the first three quarters of 1999 have been restated. The effect of this change in 1999 was to increase (decrease) net earnings and earnings per common share by $(1,341,000) ($(0.90) per share), $2,995,000
($2.02 per share), $2,187,000 ($1.47 per share) and $(1,385,000)
($(0.94) per share), respectively, for the first, second, third and fourth quarters of 1999.
     In the fourth quarter of 1998, the Company sold its baking and flour milling operations in Puerto Rico, recognizing an after-tax gain of $33,272,000 or $22.37 per common share. See Note 2 to the Consolidated Financial Statements for further discussion.

     The remaining information required by Item 8 is hereby incorporated by reference to Registrant's Consolidated Financial
Statements under the captions "Independent Auditors' Report,"
"Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated
Statements of Cash Flows" and "Notes to Consolidated Financial
Statements."


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


Date: August 28, 2000           Date: August 28, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


By /s/H. Harry Bresky           By  /s/J.E. Rodrigues
   H. Harry Bresky, Director        J.E. Rodrigues, Director


Date: August 28, 2000           Date: August 28, 2000



By /s/David A. Adamsen          By  /s/Thomas J. Shields
   David A. Adamsen, Director       Thomas J. Shields, Director


Date: August 28, 2000           Date: August 28, 2000




                           EXHIBIT 18



February 28, 2000



The Board of Directors
Seaboard Corporation


We have audited the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 1999 and have reported thereon under date of February 28, 2000, as contained in the December 31, 1999 annual report to shareholders. The aforementioned consolidated financial statements and our audit report thereon are incorporated by reference in the Company's annual report on Form 10K/A for the year ended December 31, 1999. As stated in Note 4, the Company changed its method of accounting for certain inventories from the first-in, first-out method to the last-in, first-out (LIFO) method and states that the newly adopted accounting principle is preferable in the circumstances because the LIFO method of valuing inventories more closely matches current costs and revenues in periods of price level changes. In accordance with your request, we have reviewed and discussed with Company officials the circumstances and business judgment and planning upon which the decision to make this change in the method of accounting was based.

With regard to the aforementioned accounting change, authoritative criteria have not been established for evaluating the preferability of one acceptable method of accounting over another acceptable method. However, for purposes of Seaboard Corporation's compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

Based on our review and discussion, with reliance on management's business judgment and planning, we concur that the newly adopted method of accounting is preferable in the Company's circumstances.


Very truly yours,


KPMG LLP


                           EXHIBIT 21


SUBSIDIARIES                 NAMES UNDER          STATE OR OTHER
   OF THE                 WHICH SUBSIDIARIES       JURISDICTION
 REGISTRANT                  DO BUSINESS         OF INCORPORATION

A & W Interlining        American Interlining         Maryland
Services Corp.                 Company
                       Western Coat Pad Company

Agencia Maritima
 del Istmo, S.A.                Same                  Costa Rica

Agencias Generales
 Conaven, C.A.                 Conaven                Venezuela

Almacenadora
 Conaven, S.A.                  Same                  Venezuela

Atlantic Salmon
 (Maine) Limited
 Liability Company*             Same                  Maine

Cape Fear Railways, Inc.        Same                 North Carolina

Cayman Freight Shipping
 Services, Ltd.*                Same                 Cayman Islands

Chestnut Hill Farms, Inc.       Same                 Florida

Chestnut Hill Farms
Honduras, S.A. de C.V.          Same                 Honduras

Consorcio Naviero de
Occidente, C.A.                Conaven               Venezuela

ContiSea LLC*                   Same                 Maine

Cultivos Marinos,
S.A. de C.V.                    CUMAR                Honduras

Delta Packaging
Company Ltd.*                   Same                 Nigeria

Desarrollo Industrial
Bioacuatico, S.A.*              DIBSA                Ecuador

Ducktrap River Fish
Farm, L.L.C.*                   Same                 Maine

Empacadora Litoral,
S.A. de C.V.                    Same                 Honduras

Globe International
 Holdings, S.A.*                Same                 Nigeria

H&O Shipping Limited            Same                 Liberia

Haiti Agro Processors
 Holdings, Ltd*                 Same                 Cayman Islands

Ingenio y Refineria
San Martin del Tabacal          Tabacal              Argentina

KWABA - Sociedade Industrial
 e Comercial, SARL*              KWABA               Angola

Les Moulins d'Haiti S.E.M.
 (LHM)*                         Same                 Haiti

                           EXHIBIT 21
                           (continued)


Lesotho Flour Mills Limited*    Same                 Lesotho

Life Flour Mill Ltd.*           Same                 Nigeria

Minoterie de Matadi, S.A.R.L.*  Midema               Democratic Republic
                                                     of Congo

Mobeira, SARL*                  Same                 Mozambique

Molinos Champion, S.A.*        Mochasa               Ecuador

Molinos del Ecuador, C.A.*     Molidor               Ecuador

National Milling Company
of Guyana, Ltd.                 Same                 Guyana

National Milling Company
 Limited                        Same                 Zambia

Port of Miami Cold Storage,
 Inc.                           Same                 Florida

Representaciones Maritimas
 y Aereas, S.A.                Remarsa               Guatemala

S.B.D., LLC                     Same                 Delaware

Samovar International
Finance, Inc.                   Same                 Puerto Rico

SASCO Engineering Co./
Seaboard Sales Corporation
 Ltd.                           Same                 Bermuda

Sea Cargo, S.A.                 Same                 Panama

Seaboard de Colombia, S.A.      Same                 Colombia

Seaboard de Honduras, S.A.
 de C.V.                        Same                 Honduras

Seaboard del  Peru, S.A.        Same                 Peru

Seaboard Farms, Inc.            Same                 Oklahoma

Seaboard Freight & Shipping
 Jamaica Limited                Same                 Jamaica

Seaboard Guyana, Ltd.           Same                 Bermuda

Seaboard Holdings Ltd.          Same                 British
Virgin Islands

Seaboard Marine Bahamas, Ltd.   Same                 Bahamas

Seaboard Marine Ltd.            Same                 Liberia

Seaboard Marine of Florida,
Inc.                            Same                 Florida

Seaboard Overseas Limited       Same                 Bahamas

                           EXHIBIT 21
                           (continued)


Seaboard Ship Management Inc.   Same                 Florida

Seaboard Shipping Services
 (PTY) Ltd.                     Same                 South Africa

Seaboard Trading and Shipping
 Ltd.                           Same                 Minnesota

Seaboard Transport Inc.         Same                 Oklahoma

Seaboard West Africa Limited*   Same                 Sierra Leone

SEADOM, S.A.*                   Same                 Dominican Republic

Secuador Limited                Same                 Bermuda

Shilton Limited                 Same                 Cayman
Islands

Top Feeds Limited*              Same                 Nigeria

Transcontinental Capital Corp.
(Bermuda) Ltd.                  Same                 Bermuda

Vinprom Rousse AD               Same                 Bulgaria

Zenith Investments, Ltd.*       Same                 Nigeria




*Represents a non-controlled, non-consolidated affiliate.






















              SEABOARD CORPORATION AND SUBSIDIARIES

         Consolidated Financial Statements and Schedule
                          (Form 10-K/A)
               Securities and Exchange Commission
              For the year ended December 31, 1999

           (With Independent Auditors' Report Thereon)

                     SEABOARD CORPORATION AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

                             Financial Statements





                                                       Page

Independent Auditors' Report                           F-3

Consolidated Statements of Earnings for the years
 ended December 31, 1999, December 31, 1998 and
 December 31, 1997                                     F-4

Consolidated Balance Sheets as of December 31, 1999
 and December 31, 1998                                 F-5

Consolidated Statements of Changes in Equity for the
 years ended December 31, 1999, December 31, 1998 and
 December 31, 1997                                     F-7

Consolidated Statements of Cash Flows for the years
 ended December 31, 1999, December 31, 1998 and
 December 31, 1997                                     F-8

Notes to Consolidated Financial Statements             F-9

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


                                                                    (Continued)
                     SEABOARD CORPORATION AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

                                   Schedule


                                                            Page


II - Valuation and Qualifying Accounts for the years ended
     December 31, 1999, 1998 and 1997                       F-36




All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.



Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seaboard Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 1999 have been restated.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for certain inventories from the first-in, first-out method to the last-in, first-out method in 1999.


KPMG LLP
Kansas City, Missouri
February 28, 2000,
except as to the third paragraph of
Note 1, which is as of August 14, 2000


                     Seaboard Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                (Thousands of dollars except per share amounts)


                                                  Years ended December 31,

                                                1999        1998        1997

Net sales                                   $1,255,304  $1,265,366  $1,303,753

Cost of sales and operating expenses         1,135,176   1,116,253   1,108,523

     Gross income                              120,128     149,113     195,230

Selling, general and administrative expenses   107,760     119,343     116,378

     Operating income                           12,368      29,770      78,852

Other income (expense):

     Interest income                             7,446       7,072       6,127

     Interest expense                          (31,418)    (26,371)    (25,577)

     Loss from foreign affiliates               (1,413)    (17,105)     (8,733)

     Gain on disposition of business                 -      54,544           -

     Minority interest                           1,283           -           -

     Miscellaneous                               3,128       3,908       1,221

     Total other income (expense), net         (20,974)     22,048     (26,962)

Earnings (loss) from continuing operations
 before income taxes                            (8,606)     51,818      51,890

Income tax expense                              (4,981)    (20,391)    (16,820)

Earnings (loss) from continuing operations     (13,587)     31,427      35,070

Earnings (loss) from discontinued operations,
  net of income taxes of $8,278, $11,753 and
  $(3,616), for 1999, 1998 and 1997
  respectively                                  13,634      19,511      (5,991)

Net earnings                                $       47  $   50,938  $   29,079


Earnings per common share:

     Earnings (loss) from continuing
      operations                            $    (9.13) $    21.12  $    23.58

     Earnings (loss) from discontinued
      operations                                  9.16       13.12       (4.03)

Earnings per common share                   $     0.03  $    34.24  $    19.55

See accompanying notes to consolidated financial statements.

                     Seaboard Corporation and Subsidiaries
                          Consolidated Balance Sheets
                            (Thousands of dollars)


                                                        December 31,

               Assets                              1999            1998
Current assets:

 Cash and cash equivalents                    $   11,039      $   20,716

 Short-term investments                           91,609         155,763

 Receivables:

  Trade                                          141,838         133,282

  Due from foreign affiliates                     31,383          25,319

  Other                                           27,785          21,418

                                                 201,006         180,019

  Allowance for doubtful receivables             (29,075)        (26,117)

   Net receivables                               171,931         153,902

 Inventories                                     192,847         144,720

 Deferred income taxes                            15,031          14,604

 Prepaid expenses and deposits                    20,395          12,268

 Current assets of discontinued operations       103,464          92,059

   Total current assets                          606,316         594,032

Investments in and advances to foreign affiliates 28,449          28,416

Net property, plant and equipment                480,415         462,856

Other assets                                      30,204          33,506

Non-current assets of discontinued operations    132,407          97,087

 Total Assets                                 $1,277,791      $1,215,897



See accompanying notes to consolidated financial statements.

                     Seaboard Corporation and Subsidiaries
                          Consolidated Balance Sheets
                            (Thousands of dollars)
                                                        December 31,

               Liabilities and Stockholders' Equity   1999         1998
Current liabilities:

 Notes payable to banks                       $  221,353      $  158,980

 Current maturities of long-term debt             11,487          18,608

 Accounts payable                                 61,529          58,662

 Accrued liabilities                              54,408          71,295

 Deferred revenues                                31,929          15,384

 Accrued payroll                                  17,360          16,353

 Current liabilities of discontinued operations   24,013          23,650

  Total current liabilities                      422,079         362,932

Long-term debt, less current maturities          318,017         313,324

Deferred income taxes                             41,948          44,506

Other liabilities                                 34,924          27,609

Non-current liabilities of discontinued
  operations                                      16,824          17,116

  Total non-current and deferred liabilities     411,713         402,555

Minority interest                                    831           5,682

Commitments and contingent liabilities

Stockholders' equity:

Common stock of $1 par value.  Authorized
 4,000,000 shares;issued 1,789,599 shares
 including 302,079 shares of treasury stock        1,790           1,790

Shares held in treasury                             (302)           (302)

                                                   1,488           1,488

Additional capital                                13,214          13,214

Accumulated other comprehensive income              (201)            (81)

Retained earnings                                428,667         430,107

Total stockholders' equity                       443,168         444,728

Total Liabilities and Stockholders' Equity    $1,277,791      $1,215,897

See accompanying notes to consolidated financial statements.

                     Seaboard Corporation and Subsidiaries
                 Consolidated Statements of Changes in Equity
                (Thousands of dollars except per share amounts)
                 Years ended December 31, 1999, 1998 and 1997

                                                               Accumulated
                                                                  Other
                              Common  Treasury   Additional    Comprehensive     Retained   Comprehensive
                              Stock    Stock       Capital        Income         Earnings       Income
Balances, January 1, 1997     $1,790   $ (302)    $ 13,214      $    16         $ 353,064


Net earnings                       -        -            -            -            29,079        $29,079

Other comprehensive income,
 net of income tax benefit
 of $3                             -        -            -           (6)                -             (6)

Comprehensive income               -        -            -            -                 -         29,073

Dividends on common stock
($1.00 per share)                  -        -            -            -            (1,487)

Balances, December 31, 1997    1,790     (302)      13,214           10           380,656


Net earnings                       -        -            -            -            50,938         50,938

Other comprehensive income,
 net of income tax benefit
 of $56                            -        -            -          (91)                -            (91)

Comprehensive income               -        -            -            -                 -         50,847

Dividends on common stock
($1.00 per share)                  -        -            -            -            (1,487)

Balances, December 31, 1998    1,790     (302)      13,214          (81)          430,107


Net earnings                       -        -            -            -                47             47

Other comprehensive income,
 net of income tax benefit
 of $77                            -        -            -         (120)                -           (120)

Comprehensive income               -        -            -            -                 -        $   (73)

Dividends on common stock
($1.00 per share)                  -        -            -            -            (1,487)

Balances, December 31, 1999   $1,790   $ (302)    $ 13,214      $  (201)        $ 428,667

See accompanying notes to consolidated financial statements.

                     Seaboard Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                            (Thousands of dollars)

                                                   Years ended December 31,

                                                   1999        1998      1997

Cash flows from operating activities:
 Net earnings                                   $      47  $  50,938 $  29,079
 Adjustments to reconcile net earnings to cash from
   operating activities:
  Net (earnings) loss from discontinued operations(13,634)   (19,511)    5,991
  Depreciation and amortization                    45,582     40,479    41,746
  Loss from foreign affiliates                      1,413     17,105     8,733
  Deferred income taxes                            (2,985)    10,884     2,719
  Gain from sale of fixed assets                   (1,984)    (2,737)   (1,798)
  Gain from disposition of businesses                   -    (54,544)        -
 Changes in current assets and liabilities
   (net of businesses acquired and disposed):
  Receivables, net of allowance                   (18,029)     7,471   (16,231)
  Inventories                                     (48,127)    35,341   (19,020)
  Prepaid expenses and deposits                    (8,127)    (1,040)   (1,398)
  Current liabilities exclusive of debt             3,532    (24,576)   61,086
 Other, net                                         1,837       (346)    5,266
   Net cash from operating activities             (40,475)    59,464   116,173

Cash flows from investing activities:
 Purchase of investments                         (443,978)  (446,868) (277,437)
 Proceeds from the sale of investments            456,903    311,433   193,303
 Proceeds from the maturity of investments         51,073     85,053    65,754
 Capital expenditures                             (67,713)   (26,913)  (48,324)
 Investments in and advances to foreign
 affiliates, net                                   (1,446)   (48,586)  (41,834)
 Proceeds from the sale of fixed assets             5,042      9,795     7,117
 Investment in domestic affiliate                       -     (2,500)        -
 Additional investment in a controlled subsidiary  (2,791)         -         -
 Acquisition of business (net of cash acquired)         -     (1,388)        -
 Proceeds from disposition of businesses                -     72,359         -
   Net cash from investing activities              (2,910)   (47,615) (101,421)

Cash flows from financing activities:
 Notes payable to banks, net                       62,373    (15,025)    7,288
 Proceeds from issuance of long-term debt          26,667          -    10,213
 Principal payments of long-term debt             (26,807)    (7,400)   (1,278)
 Dividends paid                                    (1,487)    (1,487)   (1,487)
 Proceeds from termination of interest
 rate swap agreements                               5,982          -         -
 Bond construction fund                                 -          -    (1,055)
   Net cash from financing activities              66,728    (23,912)   13,681

Net cash flows from discontinued operations       (33,020)    24,227   (31,348)

Net change in cash and cash equivalents            (9,677)    12,164    (2,915)

Cash and cash equivalents at beginning of year     20,716      8,552    11,467

Cash and cash equivalents at end of year        $  11,039  $  20,716 $   8,552

See accompanying notes to consolidated financial statements.

                     Seaboard Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                       December 31, 1999, 1998 and 1997


Note 1

Summary of Significant Accounting Policies


Operations of Seaboard Corporation and its Subsidiaries

      Seaboard  Corporation and its subsidiaries (the Company) is a diversified international  agribusiness  and transportation company  primarily  engaged  in

domestic  pork  production and processing, and cargo shipping.   Overseas,  the

Company  is  primarily  engaged  in commodity  merchandising,  flour  and  feed milling,  produce  farming,  sugar production, and electric  power  generation.

Seaboard  Flour Corporation is the owner of 75.3% of the Company's  outstanding common stock.



Principles of Consolidation and Investments in Affiliates

      The  consolidated financial statements include the accounts  of  Seaboard

Corporation  and  its  domestic  and  foreign  subsidiaries.   All  significant

intercompany  balances and transactions have been eliminated in  consolidation.

The Company's investments in non-controlled affiliates are accounted for by the

equity  method.   Financial information from certain foreign  subsidiaries  and affiliates  is reported on a one- to three-month lag depending on the  specific

entity.   As  more  fully described in Note 13, in December  1999  the  Company agreed  to  sell  its  Poultry Division.  Accordingly, the Company's  financial statements  and notes have been restated to reflect the Poultry Division  as  a discontinued operation for all periods presented.



Restatement for Accounting Error

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

Produce  Division.  As a result, management determined to restate the Company's financial  statements  for each of the prior periods effected  back  to  fiscal

1995.   Financial statements and related disclosures contained in  this  report

reflect,  where  appropriate, changes to conform to  these  restatements.   Net

earnings  and balance sheet amounts as previously reported and as restated  are as follows:


 (Thousands of dollars)         Net Earnings as               Net Earnings
For the Years Ended:          Previously Reported             as Restated

December 31, 1999                  $     240                   $      47

December 31, 1998                  $  52,355                   $  50,938

December 31, 1997                  $  30,574                   $  29,079


                                Total Assets             Stockholders' Equity
                          as Previously     as       as Previously      as
 (Thousands of dollars)     Reported     Restated       Reported     Restated

December 31, 1999          $1,285,326   $1,277,791     $448,425     $  443,168

December 31, 1998          $1,223,134   $1,215,897     $449,792     $  444,728



Short-term Investments

      Short-term  investments are retained for future use in the  business  and include time deposits, commercial paper, tax-exempt bonds, corporate bonds  and

U.S.  government obligations.  All short-term investments held by  the  Company are  categorized  as  available-for-sale and are reported at  fair  value  with unrealized gains and losses reported, net of tax, as a component of accumulated

other  comprehensive  income.   The cost of debt  securities  is  adjusted  for

amortization  of  premiums  and  accretion  of  discounts  to  maturity.   Such

amortization is included in interest income.



Inventories

     Effective January 1, 1999, the Company changed its method of accounting from the lower of first-in, first-out (FIFO) cost or market to the lower of last-in, first-out (LIFO) cost or market for determining inventory cost of live hogs, dressed pork product and related materials.  All other inventories are valued at the lower of FIFO cost or market.



Property, Plant and Equipment

      Property,  plant  and  equipment  are  carried  at  cost  and  are  being depreciated  generally on the straight-line method over  useful  lives  ranging from  3 to 30 years.  Property, plant and equipment leases which are deemed  to be  installment purchase obligations have been capitalized and included in  the

property,  plant  and  equipment  accounts.   Maintenance,  repairs  and  minor

renewals  are  charged to operations while major renewals and improvements  are capitalized.


Deferred Grant Revenue

     Included in other liabilities at December 31, 1999 and 1998 is $10,704,000

and  $11,127,000,  respectively, of deferred  grant  revenue.   Deferred  grant

revenue  represents economic development funds contributed to  the  Company  by government  entities  that were limited to construction  of  a  hog  processing facility  in Guymon, Oklahoma.  Deferred grants are being amortized  to  income over the life of the assets acquired with the funds.



Income Taxes

     Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future  years to  differences between the financial statement carrying amounts  and  the  tax bases of existing assets and liabilities.



Comprehensive Income

      For the years ended December 31, 1999, 1998 and 1997, other comprehensive income  adjustments  were not material and consisted  of  unrealized  gains  on available-for-sale  securities  and  foreign  currency  cumulative  translation adjustments, net of tax.



Revenue Recognition

      The  Company recognizes revenue on commercial exchanges at the time title to  the  goods  transfers to the buyer.  Revenue of the Company's containerized cargo service is recognized ratably over the transit time for each voyage.



Use of Estimates

      The  preparation of the consolidated financial statements  in  conformity with  generally  accepted accounting principles requires the  Company  to  make estimates  and  assumptions  that affect the reported  amounts  of  assets  and liabilities and disclosure of contingent assets and liabilities at the date  of the  consolidated financial statements and the reported amounts of revenues and expenses  during the reporting period.  Actual results could differ from  those estimates.



Impairment of Long-lived Assets

      Long-lived  assets and certain identifiable intangibles are reviewed  for impairment  whenever  events  or  changes in circumstances  indicate  that  the carrying  amount may not be recoverable.  Recoverability of assets to  be  held and  used  is measured by a comparison of the carrying amount of the  asset  to future  net  cash flows expected to be generated by the asset.  If such  assets are  considered to be impaired, the impairment to be recognized is measured  by the amount by which the carrying amount of the assets exceed the fair value  of the assets.  Assets to be disposed of are reported at the lower of the carrying amount  or  fair  value  less costs to sell.  See Note  12  for  discussion  of recoverability of Sugar and Citrus segment's long-lived assets.


Earnings Per Common Share

      Earnings  per common share are based upon the average shares  outstanding during  the period.  Average shares outstanding were 1,487,520 for each of  the

three  years ended December 31, 1999, 1998 and 1997, respectively.   Basic  and

diluted earnings per share are the same for all periods presented.



Cash and Cash Equivalents

      For  purposes of the consolidated statements of cash flows,  the  Company considers  all  demand deposits and overnight investments as cash  equivalents.

Included  in accounts payable are outstanding checks in excess of cash balances of  $23,483,000  and  $19,997,000 at December 31, 1999 and 1998,  respectively.

The amounts paid (received) for income taxes and interest are as follows:

                                             Years ended December 31,

(Thousands of dollars)                      1999        1998        1997

Interest (net of amounts capitalized)  $    33,090     26,444     24,753

Income taxes                           $    15,432    (3,608)      7,987


Supplemental Noncash Transactions

      As  more  fully  described  in Notes 2 and 5,  during  1998  the  Company purchased  two  businesses,  consolidated a previously  non-controlled  foreign affiliate and disposed of its Puerto Rican baking and flour milling operations.

The  following  table summarizes the noncash transactions  resulting  from  the acquisitions and consolidation of the foreign affiliate:

                                             Year ended December 31,

(Thousands of dollars)                                 1998

Increase in other working capital                    $ 38,539

Decrease in investments in and advances to
foreign affiliates                                    (96,733)

Increase in fixed assets                              114,867

Increase in other net assets                            9,198

Increase in notes payable and long-term debt          (58,801)

Minority interest                                      (5,682)

  Cash paid, net of cash acquired and consolidated   $  1,388


The  following  table summarizes the noncash transactions  resulting  from  the disposition of businesses:

                                             Year ended December 31,

(Thousands of dollars)                                 1998

Decrease in short-term investments                   $  3,429

Decrease in other working capital                       1,303

Decrease in fixed assets                               19,736

Decrease in other net assets                            1,347

Long-term note receivable from sale                    (8,000)

Gain on disposal                                       54,544

  Proceeds from disposition of businesses            $ 72,359



Foreign Currency

      The Company has operations in and transactions with customers in a number of foreign countries.  The currencies of the countries fluctuate in relation to

the  U.S.  dollar.   Most  of the Company's major contracts  and  transactions,

however,  are denominated in U.S. dollars.  In addition, the value of the  U.S.

dollar  fluctuates in relation to the currencies of countries where certain  of the  Company's foreign subsidiaries and affiliates primarily conduct  business.

These  fluctuations  result in exchange gains and losses.   The  activities  of

these  foreign  subsidiaries and affiliates are primarily conducted  with  U.S.

subsidiaries or operate in hyper-inflationary environments.  As a  result,  the

Company translates the financial statements of certain foreign subsidiaries and

affiliates  using  the  U.S. dollar as the functional currency.   The  exchange

gains  and  losses reported in earnings were not material for the  years  ended

December  31,  1999,  1998  and 1997.  Foreign currency  exchange  restrictions imposed upon the Company's foreign subsidiaries and foreign affiliates  do  not have  a  significant  effect  on the consolidated  financial  position  of  the

Company.

      Certain  foreign  subsidiaries use local  currency  as  their  functional currency.  Assets and liabilities of these subsidiaries are translated to  U.S.

dollars at year-end exchange rates, and income and expense items are translated at average rates for the year.  Resulting translation gains and losses were not

material  for  the  years ended December 31, 1999, 1998 and 1997.   Translation

gains  and losses are recorded as components of accumulated other comprehensive income.


Financial Instruments

      The  Company,  from  time-to-time, enters  into  interest  rate  exchange agreements which involve the exchange of fixed-rate and variable-rate  interest payments over the life of the agreements without the exchange of the underlying notional amounts to hedge the effects of fluctuations in interest rates.  These agreements effectively convert specifically identified, variable-rate debt into fixed-rate debt.  The Company also has a foreign currency exchange agreement to manage  a foreign currency exchange risk on a short-term note which is  payable

in  foreign  currency.   Differences to be paid  or  received  are  accrued  as

interest  or  exchange  rates change and are recognized  as  an  adjustment  to interest  expense.  See Note 8 for a description of outstanding  exchange  rate agreements.

      Gains and losses on termination of interest rate exchange agreements  are deferred and recognized over the term of the underlying debt instrument  as  an adjustment  to interest expense.  At December 31, 1999 and 1998,  net  deferred gains  on  terminated interest rate exchange agreements totaled $6,435,000  and

$784,000,  respectively.  In cases where there is no remaining underlying  debt instrument,  gains  and  losses  on termination  are  recognized  currently  in miscellaneous income (expense).



Commodity Instruments

      The Company enters into forward purchase and sale contracts, futures  and options  to manage its exposure to price fluctuations in the commodity markets.

These commodity instruments generally involve the anticipated purchase of  feed grains  and  the  sale  of hogs.  At December 31, 1999,  the  Company  had  net contracts  to purchase 1.0 million bushels of grain and 8.0 tons of  meal,  and net contracts to sell 1.4 million pounds of hogs.

      Gains  and losses on commodity instruments designated as hedges  and  for which  there is high correlation between changes in the value of the instrument and  changes  in the value of the hedged commodity are deferred and  ultimately

recognized  in  operations  as part of the cost of the  commodity.   Gains  and

losses  on  qualifying  hedges  of  firm commitments  or  probable  anticipated transactions  are also deferred and recognized as adjustments of  the  carrying

amounts  of  the  commodities  when  the hedged  transaction  occurs.   When  a

qualifying hedge is terminated or ceases to meet the specific criteria for  use of hedge accounting, any deferred gains or losses through that date continue to

be  deferred.   Commodity instruments not qualifying as  hedges  for  financial reporting  purposes are marked to market and included in cost of sales  in  the consolidated statements of operations.  For the years ended December 31,  1999,

1998  and 1997, losses on commodity contracts reported in operating income were

$592,000,  $3,139,000 and $2,962,000, respectively.  At December 31, 1999,  the net  deferred  loss on commodity instruments was $426,000, compared  to  a  net deferred  gain at December 31, 1998 of $92,000.  These amounts are included  in

deferred  revenues  in  the  consolidated  balance  sheets.   Cash  flows  from

commodity  instruments are classified in the same category as cash  flows  from the hedged commodities in the consolidated statements of cash flows.




Note 2

Acquisitions and Dispositions of Businesses


      In  December 1999, the Company agreed to sell its Poultry Division.   The

sale  of  this division is presented as a discontinued operation  and  is  more fully described in Note 13.

      In  October  1998,  the Company purchased a controlling  interest  in  an existing  Bulgarian  winery by acquiring newly issued shares  for  $15,000,000.

During  1999,  the  Company further increased its interest  in  the  winery  by purchasing  previously  issued shares for $2,791,000.  In  November  1998,  the

Company  purchased  a flour and feed milling operation in  Zambia  by  assuming liabilities  of  approximately $10,232,000.  These acquisitions were  accounted for  using the purchase method and would not have significantly affected sales,

net earnings or earnings per share on a pro forma basis.

      On  December 30, 1998, the Company completed the sale of its Puerto Rican baking and flour milling businesses, to a management group led by the President of  the  baking  businesses.  These assets were sold for  $81,359,000  and  the

assumption   of  $11,770,000  in  liabilities.   The  proceeds   consisted   of

$72,359,000   in  cash,  an  $8,000,000  interest  bearing  subordinated   note

receivable  due  in  2004,  and a $1,000,000 interest bearing  note  receivable subsequently collected in the first quarter of 1999.  The Company recognized  a pre-tax  gain  of $54,544,000 ($33,272,000 after tax) in connection  with  this transaction.

      The  following pro forma unaudited financial data reflects the pro  forma impact on the Company's results of operations as if the sale was consummated at the  beginning of each year presented, excluding the gain on the sale, with pro forma  adjustments  to give effect to reducing short-term borrowings,  interest income earned on short-term investments and certain other adjustments, together with related income tax effects:

                                             Years ended December 31,

(Thousands of dollars, except per share amounts)    1998             1997

Net sales                                        $1,174,190        1,209,776

Earnings (loss) from continuing operations       $   (4,146)          32,166

Net earnings                                     $   16,128           26,979

Earnings (loss) per share from continuing
operations                                       $    (2.79)           21.62

Earnings per share                               $    10.84            18.14

      The pro forma financial information is not necessarily indicative of  the results of operations that would have occurred had the sale been consummated on the  dates  assumed,  nor are they necessarily indicative of  future  operating results.



Note 3

Short-term Investments


       Substantially   all  available-for-sale  securities   have   contractual

maturities within two years and are available to meet current operating  needs.

The amortized cost of these investments approximates fair value at December 31,

1999  and 1998.  The gross realized gains and losses on sales of available-for-

sale  securities were not material for the years ended December 31, 1999,  1998 and 1997.  The following is a summary of the estimated fair value of available-

for-sale securities at December 31, 1999 and 1998:

                                                         December 31,

(Thousands of dollars)                              1999              1998

U.S. Treasury securities and obligations of U.S.
 government agencies                             $  33,960         $  39,265

Obligations of states and political subdivisions    35,526            60,877

Other securities                                    22,123            55,621

Total securities                                 $  91,609         $ 155,763


Note 4

Inventories


      During  the  fourth quarter of 1999, the Company changed  its  method  of accounting  for  certain inventories of the Pork Division from  FIFO  to  LIFO,

retroactively  effective as of January 1, 1999.  The Company believes  the  new method  is  preferable  because the LIFO method  of  valuing  inventories  more closely  matches current costs and revenues in periods of price level  changes.

The  net  effect  of this change was to increase net earnings  from  continuing operations by $2,456,000 or $1.65 per common share.



A summary of inventories at the end of each year is as follows:

                                                             December 31,

(Thousands of dollars)                                  1999             1998

At lower of LIFO (FIFO for 1998) cost or market:

 Live hogs and related materials                     $  75,662        $  73,804

 Dressed pork and related materials                      8,360            8,766
                                                        84,022           82,570
 LIFO allowance                                          4,026                -

  Total inventories at lower of LIFO cost or market     88,048           82,570

At lower of FIFO cost or market:

 Grain, flour and feed                                  41,772            6,478

 Sugar produced and in process                          22,398           26,025

 Crops in production and related materials               7,490            5,408

 Wine and other spirits                                  8,391            4,288

 Other                                                  24,748           19,951

  Total inventories at lower of FIFO cost or market    104,799           62,150

Total inventories                                    $ 192,847        $ 144,720



Note 5

Investments in and Advances to Foreign Affiliates


     The Company has made investments in and advances to non-controlled foreign

affiliates  primarily  conducting business in  flour  and  feed  milling.   The

foreign  affiliates  are located in Angola, the Democratic Republic  of  Congo,

Lesotho,  Mozambique,  Nigeria and Sierra Leone in  Africa;  Ecuador  in  South

America;  and Haiti in the Caribbean.  These investments are accounted  for  by the equity method.

      The Company's investments in foreign affiliates are primarily carried  at the  Company's equity in the underlying net assets of each subsidiary.  Certain of  these  foreign  affiliates  operate under  restrictions  imposed  by  local governments which limit the Company's ability to have significant influence  on their operations.  These restrictions have resulted in a loss in value of these investments  and advances that is other than temporary.  The Company  suspended the  use  of  the  equity  method  for these  investments  and  recognized  the impairment in value by a charge to earnings in years prior to 1997.

     During the second quarter of 1999, the Company invested $1.7 million for a minority  interest  in  a  flour mill in Angola.  In  July  1998,  the  Company acquired  for $5,000,000 a non-controlling interest in a flour mill in Lesotho.

In June 1998, the Company, in a joint venture with two other partners, acquired an  interest  in  a  flour mill in Haiti.  The Company made  an  investment  of

$3,000,000 for a minority interest in the joint venture, which in turn owns 70%

of  a  Haitian company which owns the flour mill.  These investments are  being accounted for using the equity method.

      Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal) is an Argentine

company  primarily engaged in growing and refining sugarcane and, to  a  lesser extent, citrus production.  The Company accounted for this investment using the equity  method  from  July 1996 (date of acquisition)  through  December  1998.

Losses  from foreign affiliates during 1998 and 1997 are primarily attributable to  the  operations  of  Tabacal.  Effective December  31,  1998,  the  Company

obtained  voting  control  over a majority of the  capital  stock  of  Tabacal.

Accordingly,  as  of  December  31,  1998,  Tabacal  is  accounted  for  as   a

consolidated subsidiary.  See Note 1 for further discussion of the  effects  of the consolidation on the 1998 balance sheet.

      Sales  of  grain and supplies to non-consolidated foreign affiliates  are included in consolidated net sales for the years ended December 31, 1999,  1998

and   1997,   and  amounted  to  $69,739,000,  $107,424,000  and   $79,946,000,

respectively.

      Combined  condensed  financial information of  the  non-controlled,  non-

consolidated foreign affiliates for their fiscal periods ended within  each  of the  Company's years ended, excluding Tabacal's 1999 operating results and 1999 and 1998 balance sheets, are as follows:

                                                   December 31,

(Thousands of dollars)                      1999        1998        1997

Net sales                               $  166,592    217,362    208,340

Net loss                                $   (8,966)   (20,497)   (13,831)

Total assets                            $  122,008    137,381    240,511

Total liabilities                       $   61,557     72,995    193,094

Total equity                            $   60,451     64,386     47,417



Note 6

Property, Plant and Equipment


A  summary  of  property, plant and equipment at the end of  each  year  is  as follows:

                                                   December 31,

(Thousands of dollars)                        1999              1998

Land and improvements                      $  81,317         $  76,750

Buildings and improvements                   154,647           153,092

Machinery and equipment                      388,887           353,917

Transportation equipment                      82,174            71,506

Office furniture and fixtures                 13,697            12,048

Construction in progress                      14,023             6,926

                                             734,745           674,239

Accumulated depreciation and amortization   (254,330)         (211,383)

 Net property, plant and equipment         $ 480,415         $ 462,856



Note 7

Income Taxes


      Income  taxes attributable to continuing operations for the  years  ended

December  31, 1999, 1998 and 1997 differ from the amounts computed by  applying the  statutory U.S. Federal income tax rate to earnings (loss) from  continuing operations before income taxes for the following reasons:

                                                Years ended December 31,

(Thousands of dollars)                         1999        1998        1997

Computed "expected" tax expense (benefit)     $(3,012)    $18,136    $18,162

Adjustments to tax expense (benefit) attributable to:

Foreign tax differences                         8,988       7,680        705

Tax-exempt investment income                     (358)       (730)      (621)

State income taxes, net of Federal benefit         12         199        944

Other                                            (649)     (4,894)    (2,370)

Income tax expense - continuing operations      4,981      20,391     16,820

Income tax expense (benefit) - discontinued
  operations                                    8,278      11,753     (3,616)

Total income tax expense                      $13,259     $32,144    $13,204


The components of total income taxes are as follows:

                                             Years ended December 31,

(Thousands of dollars)                      1999        1998        1997

Current:

 Federal                                   $ 2,976   $(11,570)   $ 7,227

 Foreign (including Puerto Rico)             5,332     17,126      6,469

 State and local                              (419)      (118)       909

Deferred:

 Federal                                    (3,445)    14,300      2,587

 Foreign (including Puerto Rico)                (6)       110       (730)

 State and local                               543        543        358

Income tax expense - continuing operations   4,981     20,391     16,820

Unrealized changes in other comprehensive
 income                                        (77)       (56)        (3)

Income tax expense (benefit) - discontinued
 operations                                  8,278     11,753     (3,616)


 Total income taxes                        $13,182   $ 32,088    $13,201


Components of the net deferred income tax liability at the end of each year are as follows:

                                                   December 31,

(Thousands of dollars)                        1999              1998

Deferred income tax liabilities:

 Cash basis farming adjustment             $  17,162         $  18,084

 Deferred earnings of foreign subsidiaries     1,749             4,819

 Depreciation                                 64,116            52,853

 Other                                         4,123               775

                                              87,150            76,531

Deferred income tax assets:

 Reserves/accruals                            48,591            40,001

 Foreign losses                                2,420             3,165

 Other                                        11,372             5,613

                                              62,383            48,779

Valuation allowance                            2,150             2,150

 Net deferred income tax liability         $  26,917         $  29,902



     The Company believes that its future taxable income will be sufficient for

full   realization  of  the  deferred  tax  assets.   The  valuation  allowance

represents  the  effect of accumulated losses on certain  foreign  subsidiaries that  will  not  be  recognized without future liquidation  or  sale  of  these subsidiaries.

      At  December  31,  1999  and 1998 current income  taxes  payable  totaled

$7,155,000 and $14,699,000, respectively.

      At December 31, 1999 and 1998, no provision has been made in the accounts for  Federal income taxes which would be payable if the undistributed  earnings

of   certain  foreign  subsidiaries  were  distributed  to  the  Company  since management has determined that the earnings are permanently invested  in  these

foreign  operations.   Should  such accumulated earnings  be  distributed,  the

resulting Federal income taxes would amount to approximately $30,000,000.


Note 8

Notes Payable and Long-term Debt


      Notes payable amounting to $221,353,000 and $158,980,000 at December  31,

1999  and  1998,  respectively, consisted of obligations due banks  within  one

year.   At  December 31, 1999, these funds were outstanding under the Company's one-year  revolving credit facilities totaling  $153.3 million  and  short-term uncommitted  credit lines from banks totaling $145.0 million, less  outstanding letters  of credit commitments totaling $6.0 million.  Subsequent to  year-end,

the  Company's  one-year  revolving credit facilities totaling  $153.3  million maturing  in  the  first  quarter of 2000 were reduced to  $141.0  million  and extended  for  an  additional  year  and short-term  uncommitted  credit  lines totaling  $145.0  were  reduced to $132.5 million.  Weighted  average  interest rates  on the notes payable were 7.24% and 6.18% at December 31, 1999 and 1998,

respectively.

      Included  in notes payable at December 31, 1999 and 1998, are $20,000,000 and  $16,560,000, respectively, payable in Japanese Yen (Yen)  and  outstanding under a $20 million uncommitted line of credit.  At December 31, 1999 and 1998,

the  Company  had  foreign exchange contracts in place effectively  fixing  the exchange  rate  on  this $20,000,000 note payable at 104.13  Yen  to  one  U.S.

dollar,  and on the $16,560,000 note payable at 116.63 Yen to one U.S.  dollar,

respectively.

      Notes  payable,  the revolving credit facilities and  uncommitted  credit lines  from  banks  are  unsecured  and do not require  compensating  balances.

Facility fees on these agreements are not material.

A summary of long-term debt at the end of each year is as follows:

                                                        December 31,

(Thousands of dollars)                             1999              1998

Private placements:

 6.49% senior notes, due 2001 through 2005      $ 100,000         $ 100,000

 7.88% senior notes, due 2003 through 2007        125,000           125,000

Industrial Development Revenue Bonds (IDRBs),
 floating rates (5.75% - 6.78% at
 December 31, 1999) due through 2027               48,700            48,700

Revolving credit facility, floating rate
 (6.57% at December 31, 1999) due 2002             26,667            10,000

Foreign subsidiary obligations
 (9.00% - 14.50%) due 2001 through 2007            15,353            26,665

Foreign subsidiary obligations, floating rate
 (5.00% at December 31, 1999) due 2000              2,522             9,484

Term loan, 3.00%, due 2000                          5,415             5,415

Capital lease obligations and other                 5,847             6,668

                                                  329,504           331,932

Current maturities of long-term debt              (11,487)          (18,608)

 Long-term debt, less current maturities        $ 318,017         $ 313,324



      Of the 1999 foreign subsidiary obligations, $5,085,000 is denominated  in

U.S.  dollars and the remaining $12,790,000 is payable in Argentine pesos.   Of

the  1998 foreign subsidiary obligations, $21,532,000 was denominated  in  U.S.

dollars and the remaining $14,617,000 was payable in Argentine pesos.

      At  December 31, 1999, Argentine land and sugar production facilities and equipment  with a depreciated cost of $17,621,000, secure certain  bond  issues and foreign subsidiary debt.  Included in other assets at December 31, 1999 and

1998  are  $1,532,000 and $1,477,000, respectively, of unexpended bond proceeds held  in  trust  that  are  invested  in  accordance  with  the  bond  issuance agreements.

      The  terms  of  the note agreements pursuant to which the  senior  notes,

IDRBs,  term  loan and revolving credit facilities were issued  require,  among other terms, the maintenance of certain ratios and minimum net worth, the  most restrictive  of  which  requires  the ratio  of  consolidated  funded  debt  to consolidated shareholders' equity, as defined, not to exceed .90 to 1; requires the  maintenance of consolidated tangible net worth, as defined,  of  not  less than  $250,000,000;  and  limits the Company's ability  to  sell  assets  under certain circumstances.  The Company is in compliance with all restrictive  debt covenants relating to these agreements as of December 31, 1999.

     At December 31, 1998, the Company had interest rate exchange agreements in place  effectively fixing the interest rate on $200 million  of  variable  rate

debt  to  a  fixed,  weighted-average rate  of  6.33%.   These  contracts  were

scheduled to expire in 2007.  However, during 1999 the Company terminated these agreements for proceeds totaling $5,982,000.  These proceeds will be  amortized as  a  reduction of interest expense through the original expiration  dates  in

2007, or recognized as other income to the extent of any early repayment of the related debt.  Unamortized proceeds of $582,000 at December 31, 1999 relate  to

agreements   associated  with  debt  of  the  Company's  discontinued   poultry

operations (see Note 13) and will be recognized as a component of the  gain  on the  disposal  in  the first quarter of 2000.  Ownership of  these  agreements,

including any amortization of termination proceeds, increased interest  expense in 1999 by $799,000 and in 1998 by $808,000.

      Annual  maturities of long-term debt at December 31, 1999 are as follows:

$11,487,000  in 2000, $23,388,000 in 2001, $49,509,000 in 2002, $47,126,000  in

2003, $53,149,000 in 2004 and $144,845,000 thereafter.



Note 9

Fair Value of Financial Instruments


      The fair value of the Company's short-term investments is based on quoted

market  prices  at  the  reporting date for these or similar  investments.   At

December  31,  1999  and  1998  the  fair value  of  the  Company's  short-term investments  was $91,609,000 and $155,763,000, respectively, with an  amortized

cost   of  $91,684,000  and  $155,682,000  at  December  31,  1999  and   1998,

respectively.

     The fair value of long-term debt is determined by comparing interest rates for  debt with similar terms and maturities.  At December 31, 1999 and 1998 the fair  value  of the Company's long-term debt was $325,275,000 and $347,269,000,

respectively,  with  a  carrying  value of  $329,504,000  and  $331,932,000  at

December 31, 1999 and 1998, respectively.

      Other financial instruments consisting of cash and cash equivalents,  net receivables,  notes payable, and accounts payable are carried  at  cost,  which approximates  fair  value,  as  a  result  of  the  short-term  nature  of  the instruments.

Note 10

Employee Benefits


      The  Company  maintains defined benefit pension plans  for  its  domestic salaried  and  clerical  employees.  The Company also  sponsors  non-qualified,

unfunded supplemental executive plans.  The plans generally provide for  normal retirement at age 65 and eligibility for participation after one year's service upon  attaining  the  age  of 21.  The Company bases pension  contributions  on funding standards established by the Employee Retirement Income Security Act of

1974.   Benefits are generally based upon the number of years of service and  a

percentage  of  final  average  pay.   Plan  assets  are  invested  in   equity

securities, fixed income bonds and short-term cash equivalents.  The changes in the  plans'  benefit obligations and fair value of assets for the  years  ended

December  31,  1999  and  1998, and a statement of  the  funded  status  as  of

December 31, 1999 and 1998 are as follows:

                                                   December 31,

(Thousands of dollars)                        1999              1998

Reconciliation of benefit obligation:

 Benefit obligation at beginning of year   $  30,072         $  35,786

 Service cost                                  2,419             2,640

 Interest cost                                 2,231             2,558

 Actuarial losses (gains)                     (1,685)            1,514

 Benefits paid                                (1,273)           (2,075)

 Divestitures (see Note 2)                         -           (10,351)

 Benefit obligation at end of year            31,764            30,072


Reconciliation of fair value of plan assets:

 Fair value of plan assets at beginning of
  year                                        26,213            30,763

 Actual return on plan assets                  2,734             3,492

 Employer contributions                           48             1,028

 Benefits paid                                (1,273)           (2,075)

 Divestitures (see Note 2)                         -            (6,995)

 Fair value of plan assets at end of year     27,722            26,213

Funded status                                 (4,042)           (3,859)

Unrecognized transition obligation             1,052             1,213

Unamortized prior service cost                (1,966)           (2,188)

Unrecognized net actuarial gains              (5,315)           (3,167)

 Accrued benefit cost                      $ (10,271)        $  (8,001)


Assumptions used in determining pension information were:

                                             Years ended December 31,

                                           1999        1998         1997

Weighted-average assumptions:

 Discount rate                               8.00%       7.25%        7.50%

 Expected return on plan assets              8.75%       8.75%        8.75%

 Long-term rate of increase in compensation
  levels                                     4.50%       4.50%   4.25-4.50%


The net periodic benefit cost of these plans was as follows:

                                             Years ended December 31,

(Thousands of dollars)                     1999        1998         1997

Components of net periodic benefit cost:

 Service cost                           $  2,419    $   2,640    $  2,506

 Interest cost                             2,231        2,558       2,282

 Expected return on plan assets           (2,268)      (2,692)     (2,407)

 Amortization and other                      (65)         (68)        (94)

 Net periodic benefit cost              $  2,317    $   2,438    $  2,287


      As of December 31, 1999, the projected benefit obligation and accumulated benefit obligation for unfunded pension plans were  $3,583,000 and  $2,685,000,

respectively.   As of December 31, 1998, the projected benefit  obligation  and accumulated  benefit obligation for unfunded pension plans were $2,561,000  and

$2,143,000,  respectively.  As more fully described in  Note  13,  the  Poultry

Division was sold in January 2000 and is presented as a discontinued operation.

Poultry employees retain benefits in the primary pension plan summarized  above

and  are treated as terminated and fully vested at the date of the sale.   This

results  in  a  $1.6  million curtailment gain and  will  be  recognized  as  a

component  of  the  gain  on  the sale in January 2000.   A  plan  for  certain

production employees of the Poultry Division was assumed by the buyer  and  the above  information  for 1998 and 1997 has been excluded from  the  presentation above.

      The  Company has certain individual, non-qualified, unfunded supplemental

retirement  agreements for certain executive employees.   Pension  expense  for

these   plans  was  $658,000,  $514,000  and  $574,000  for  the  years   ended

December  31, 1999, 1998 and 1997, respectively.  Included in other liabilities at  December  31,  1999  and 1998 is  $8,492,000 and $8,207,000,  respectively,

representing the accrued benefit obligation for these plans.

      The  Company maintains a defined contribution plan covering most  of  its domestic salaried and clerical employees.  The Company contributes to the  plan an  amount  equal to 100% of employee contributions up to a maximum  of  3%  of employee  compensation.  Employee vesting is based upon years of  service  with

20%  vested after one year of service and an additional 20% vesting  with  each additional  complete  year of service.  Contribution  expense  was  $1,157,000,

$1,102,000 and $916,000 for the years ended December 31, 1999, 1998  and  1997,

respectively.



Note 11

Commitments and Contingencies


       The  Company  leases  various  ships,  facilities  and  equipment  under noncancelable operating lease agreements.

      In addition, the Company is a party to master lease programs with limited partnerships  which  own  certain of the facilities  used  by  the  Company  in connection  with its hog production.  These arrangements are accounted  for  as operating leases.  Under these arrangements, the Company has certain rights  to acquire  any  or  all  of  the leased properties at  the  conclusion  of  their respective lease terms at a price based on estimated fair market value  of  the property.  In the event the Company does not acquire any property which it  has ceased  to lease, the Company has a limited obligation to the lessors  for  any deficiency between the amortized cost of the property and the price  for  which it is sold up to a specific amount.

      Rental expense for operating leases amounted to  $58,253,000, $57,515,000

and   $48,628,000  in  1999,  1998  and  1997,  respectively.   Minimum   lease

commitments under noncancelable leases with initial terms greater than one year

at  December  31,  1999,  were   $23,020,000 for 2000,  $15,283,000  for  2001,

$11,223,000  for 2002, $9,039,000 for 2003, $6,666,000 for 2004 and $35,560,000

thereafter.   It  is expected that, in the ordinary course of business,  leases will be renewed or replaced.

      In  January 2000, the Company signed a construction contract to  build  a

71.2  megawatt  barge-mounted power plant for approximately $50 million  to  be located  in  the  Dominican  Republic.  The  Company  is  currently  evaluating financing options including potential leasing alternatives and expects to begin supplying power during the fourth quarter of 2000.

     In February 2000, the Company signed an agreement to purchase assets of an existing hog production operation for approximately $75 million, consisting  of

$36  million  in  cash, the assumption of  $33 million in debt and  $6  million payable over the next four years.  The transaction is expected to close in late

March  or  early  second quarter of 2000 and will be accounted  for  using  the purchase method.

     The Company is a defendant in a pending arbitration proceeding and related litigation  in  Puerto Rico brought by the owner of a chartered barge  and  tug which were damaged by fire after delivery of the cargo.  Damages of $47,600,000

are  alleged.   The  Company  recently received a ruling  in  its  favor  which dismisses the principal theory of recovery although the appeal period  has  not

expired.   Accordingly, the Company believes that it has no responsibility  for the loss.

      The  Company is a defendant in a lawsuit brought in federal  court  by  a third-party  hog supplier claiming breach of agreement, common  law  fraud  and violation  of the federal RICO statute.  Damages of approximately  $25  million

are  alleged.   Any amount awarded under the RICO count would be trebled.   The

Company  has counterclaimed asserting breach of agreement and claiming  damages of approximately $16 million.  The Company believes it has meritorious defenses to all counts and that the RICO count is without merit.

      The Company is subject to various other legal proceedings related to  the normal  conduct of its business.  In the opinion of management, none  of  these actions is expected to result in a judgment having a materially adverse  effect on the consolidated financial statements of the Company.



Note 12

Segment Information


      Seaboard Corporation has six reportable segments: Pork, Marine, Commodity

Trading  and  Milling,  Sugar and Citrus, Power,  and  Wine,  each  offering  a specific product or service.  The Pork segment sells fresh and value-added pork

products   mainly  to  further  processors  and  foodservice   companies   both

domestically and overseas.  The Marine segment, primarily based out of the Port of Miami, offers containerized cargo shipping services throughout Latin America and  the Caribbean.  The Commodity Trading and Milling segment sources bulk and bag  commodities primarily overseas and operates foreign flour and feed  mills.

The  Sugar  and  Citrus  segment produces and processes  sugar  and  citrus  in

Argentina  to  be  marketed locally and for export to  the  United  States  and

Europe.   The Power segment generates electric power from a floating generating facility  located  in  the Dominican Republic.  The Wine  segment,  located  in

Bulgaria,  produces  wines,  brandies  and  other  beverages  to  be   marketed

throughout Europe and for export to the United Kingdom, Canada, Russia and  the

United  States.   Revenues from all other segments are primarily  derived  from operations  including produce farming and baking (sold in  December  1998,  see

Note  2).   Each of the six main segments is separately managed  and  each  was started or acquired independent of the other segments.

      In  December  1999, the Company agreed to sell its Poultry Division  (see

Note  13).   As  a  result, the Poultry Division is no  longer  reported  as  a separate  segment  and  two other operations, Power and Wine,  now  qualify  as reportable  segments of the Company.  As discussed in Note 13, certain  amounts have  been  restated to exclude general corporate overhead previously allocated to the discontinued operation.

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

Results  in  1999 include severance charges of $3.0 million related to  certain employee  layoffs enacted to reduce future operating costs.  The  December  31,

1998,  total assets by segment information has been restated to reflect Tabacal

as   a  separate  segment.   No  comparative  1998  segment  operating  results

information  is  provided as Tabacal's results were reported under  the  equity method in 1998.

       The   entire   Argentine   sugar  industry  is  experiencing   financial

difficulties,  with  Tabacal and certain large competitors incurring  operating

losses in part because Argentine sugar prices are below historical levels.   As

a  result  of  these  recent  operating losses for  Tabacal,  the  Company  has evaluated  the recoverability of Tabacal's long-lived assets and believes  that the  value  of  those assets are presently recoverable.  However,  any  further decline  in sugar prices would likely result in the carrying values  not  being recoverable,  which  would  result in a material charge  to  earnings  for  the impairment of these assets.

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



Sales to External Companies:                  Years ended December 31,

(Thousands of dollars)                     1999        1998         1997

Pork                                    $  571,159  $  500,357   $  531,587

Marine                                     307,663     310,903      309,306

Commodity Trading and Milling              259,489     306,406      313,900

Sugar and Citrus                            46,855           -            -

Power                                       22,975      26,183       30,336

Wine                                        12,859           -            -

All other                                   34,304     121,517      118,624

 Segment/Consolidated Totals            $1,255,304  $1,265,366   $1,303,753


Operating Income:                             Years ended December 31,

(Thousands of dollars)                     1999        1998         1997

Pork                                    $ 37,661    $  (1,122)   $ 38,378

Marine                                    (1,893)      17,379      27,297

Commodity Trading and Milling              2,615       10,505       9,542

Sugar and Citrus                         (15,909)           -           -

Power                                      7,942        8,839       7,879

Wine                                      (5,946)           -           -

All other                                 (4,673)        (395)       (390)

 Segment Totals                           19,797       35,206      82,706

Corporate Items                           (7,429)      (5,436)     (3,854)

 Consolidated Totals                    $ 12,368    $  29,770    $ 78,852


Depreciation and Amortization:                Years ended December 31,

(Thousands of dollars)                     1999        1998         1997

Pork                                    $ 20,759    $  20,676    $ 20,225

Marine                                     9,651        8,451       9,476

Commodity Trading and Milling              3,230        2,985       3,037

Sugar and Citrus                           7,102            -           -

Power                                      1,547        1,638       1,623

Wine                                         362            -           -

All other                                  2,160        6,125       6,212

 Segment Totals                           44,811       39,875      40,573

Corporate Items                              771          604       1,173

 Consolidated Totals                    $ 45,582    $  40,479    $ 41,746


Capital Expenditures:                         Years ended December 31,

(Thousands of dollars)                     1999        1998         1997

Pork                                    $ 22,072    $  16,304    $ 31,850

Marine                                    20,001        5,151       9,020

Commodity Trading and Milling              4,816        1,162       1,464

Sugar and Citrus                          14,998            -           -

Power                                        389           79       1,381

Wine                                       3,746            -           -

All other                                    715        3,200       4,381

 Segment Totals                           66,737       25,896      48,096

Corporate Items                              976        1,017         228

 Consolidated Totals                    $ 67,713    $  26,913    $ 48,324



Total Assets:                                          December 31,

(Thousands of dollars)                             1999            1998

Pork                                           $ 401,316       $ 387,699

Marine                                            97,561          99,609

Commodity Trading and Milling                    161,477         108,822

Sugar and Citrus                                 167,972         162,094

Power                                             21,068          32,736

Wine                                              29,156          31,066

All other                                         38,931          35,990

Segment Totals                                   917,481         858,016

Corporate Items                                  124,439         168,735

Discontinued Poultry Operations                  235,871         189,146

 Consolidated Totals                           $1,277,791      $1,215,897


      Administrative  services provided by the corporate office  are  primarily allocated  to  the individual segments based on the size and  nature  of  their

operations.   Prior  to the third quarter of 1999, these costs  were  primarily allocated based on revenues.  This change is deemed to provide a more  accurate allocation  and  does  not have a material impact on prior  period  comparative

information.   Corporate assets include short-term investments, investments  in and  advances  to  foreign affiliates, fixed assets, deferred tax  amounts  and

other  miscellaneous  items.   Corporate  operating  losses  represent  certain

operating  costs not specifically allocated to individual segments and  general

Corporate overhead previously allocated to the discontinued Poultry operations.



Geographic Information

      No  individual  foreign country accounts for 10%  or  more  of  sales  to external customers.  The following table provides a geographic summary  of  the

Company's net sales based on the location of product delivery:


                                              Years ended December 31,

(Thousands of dollars)                     1999        1998         1997

United States                           $  639,167  $  651,581   $  683,851

Caribbean, Central and South America       355,337     336,868      315,409

Africa                                     102,022     126,150      160,524

Pacific Basin and Far East                  84,148      72,033       82,975

Canada/Mexico                               40,294      35,972       20,676

Eastern Mediterranean                       13,124      39,436       37,123

Europe                                      21,212       3,326        3,195

Totals                                  $1,255,304  $1,265,366   $1,303,753



      The  following table provides a geographic summary of the Company's long-

lived  assets according to their physical location and primary port for Company owned vessels:

                                                    December 31,

 (Thousands of dollars)                       1999              1998

United States                              $ 331,765         $ 323,458

Argentina                                    111,486           103,968

All other                                     37,164            35,430

Totals                                     $ 480,415         $ 462,856


      At  December 31, 1999 and 1998, the Company had approximately $93,624,000 and  $80,096,000,  respectively, of foreign receivables, excluding  receivables due from foreign affiliates, which represent more of a collection risk than the

Company's  domestic receivables.  The Company believes that its  allowance  for doubtful receivables is adequate.



Note 13

Discontinued Operations / Subsequent Event


     In  December  1999,  the Company agreed to sell its  Poultry  Division  to

ConAgra,  Inc.  for $375 million, consisting of the assumption of approximately

$16  million  in  indebtedness and the remainder in cash,  subject  to  certain adjustments.  The sale was completed on January 3, 2000 resulting in a  pre-tax gain  on  the  sale of approximately $148 million ($90 million after  estimated

taxes).   This  gain is based on certain estimates including  a  final  working capital  adjustment and construction costs the Company is required to  fund  in

2000  to  complete  certain expansion projects on behalf  of  the  buyer.   Any

differences between these estimates and their actual settlement will change the gain accordingly.

     The  Company's  financial statements have been  restated  to  reflect  the

Poultry  Division  as  a  discontinued operation  for  all  periods  presented.

Operating results of the discontinued poultry operations are summarized  below.

The  amounts  exclude general corporate overhead previously  allocated  to  the

Poultry  Division for segment reporting purposes.  The amounts include interest on  debt at the Poultry Division assumed by the buyer and an allocation of  the interest on the Company's general credit facilities based on a ratio of the net assets  of  the discontinued operations to the total net assets of the  Company plus  existing debt under the Company's general credit facilities.  The results for 1999 reflect activity through November 1999 (the measurement date); results for  1998  and 1997 reflect activity for each entire year.  Net losses incurred after  the measurement date (for the month of December 1999) totaled $4,180,000 and  have  been  deferred  as  a component of current  assets  of  discontinued

operations  at December 31, 1999.  These losses will be recognized  in  January

2000 as a reduction of the gain realized on the sale.


                                                   Years ended December 31,

 (Thousands of dollars)                         1999        1998         1997

Net sales                                    $437,695     514,503      476,580

Operating income (loss)                      $ 27,023      36,414       (4,076)

Earnings (loss) from discontinued operations $ 13,634      19,511       (5,991)



Assets and liabilities of the discontinued poultry operations are summarized below:

                                                      December 31,

(Thousands of dollars)                             1999            1998

Receivables                                    $  27,367       $  27,681

Inventories                                       70,532          62,889

Prepaid expenses and deposits                      1,385           1,489

Deferred net loss after measurement date           4,180               -

Current assets of discontinued operations      $ 103,464       $  92,059


Net property, plant and equipment              $ 132,224       $  96,893

Other assets                                         183             194

Non-current assets of discontinued operations  $ 132,407       $  97,087


Accounts payable                               $  14,189       $  14,819

Accrued liabilities                                9,824           8,831

Current liabilities of discontinued operations $  24,013       $  23,650


Long-term debt                                 $  16,145       $  16,145

Other liabilities                                    679             971

Non-current liabilities of discontinued
operations                                     $  16,824       $  17,116




                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Seaboard Corporation:


Under date of February 28, 2000, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the December 31, 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10K/A for the year ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial
statement  schedule  as  listed  in  the accompanying  index.   This  financial
statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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



                                   KPMG LLP


Kansas City, Missouri
February 28, 2000




                                                        Schedule II

                     SEABOARD CORPORATION AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                                (In Thousands)






                                       Balance at       Provision    Write-offs net   Aquisitions    Balance at
                                    beginning of year      (1)        of recoveries  and Disposals  end of year

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

