Form 10-Q/A
period 2000-03-31
SEABOARD CORP /DE/
filed 2000-08-28
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q/A


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
                        (Thousands of dollars)

                                                 (Unaudited)
                                                   March 31,   December 31,
                                                     2000         1999
                                Assets
Current assets:
  Cash and cash equivalents                      $   20,571   $   11,039
  Short-term investments                            237,011       91,609
  Receivables, net                                  194,090      171,931
  Inventories                                       196,585      192,847
  Deferred income taxes                              17,328       15,031
  Prepaid expenses and deposits                      22,467       20,395
  Current assets of discontinued operations               -      103,464
       Total current assets                         688,052      606,316
Investments in and advances to foreign affiliates    35,355       28,449
Net property, plant and equipment                   557,312      480,415
Other assets                                         29,829       30,204
Non-current assets of discontinued operations             -      132,407
       Total assets                              $1,310,548   $1,277,791

                 Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                         $  100,602   $  221,353
  Current maturities of long-term debt               13,508       11,487
  Accounts payable                                   53,340       61,529
  Other current liabilities                         166,846      103,697
  Current liabilities of discontinued operations          -       24,013
       Total current liabilities                    334,296      422,079
Long-term debt, less current maturities             342,365      318,017
Deferred income taxes                                53,930       41,948
Other liabilities                                    34,884       34,924
Non-current liabilities of discontinued operations        -       16,824
       Total non-current and deferred liabilities   431,179      411,713
Minority interest                                       565          831
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                        1,790        1,790
  Less 302,079 shares held in treasury                 (302)        (302)
                                                      1,488        1,488
  Additional capital                                 13,214       13,214
  Accumulated other comprehensive income                480         (201)
  Retained earnings                                 529,326      428,667
       Total stockholders' equity                   544,508      443,168
Total liabilities and stockholders' equity       $1,310,548   $1,277,791

       See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
              Three months ended March 31, 2000 and 1999
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                                March 31,     March 31,
                                                  2000          1999

Net sales                                    $  361,523    $  256,936
Cost of sales and operating expenses            316,078       233,325
  Gross income                                   45,445        23,611
Selling, general and administrative expenses     27,410        23,206
  Operating income                               18,035           405
Other income (expense):
  Interest income                                 4,352         1,852
  Interest expense                               (9,286)       (8,472)
  Income (loss) from foreign affiliates            (589)           85
  Minority interest                                 266           474
  Miscellaneous                                   4,045           578
  Total other income (expense), net              (1,212)       (5,483)
Earnings (loss) from continuing operations
 before income taxes                             16,823        (5,078)
Income tax (expense) benefit                     (6,964)          646
Earnings (loss) from continuing operations        9,859        (4,432)
Earnings from discontinued operations,
 net of income taxes of $2,320                                  3,820
Gain on disposal of discontinued operations,
 net of income taxes of $56,560                  91,172             -
Net earnings (loss)                          $  101,031    $     (612)

Earnings (loss) per common share
 from continuing operations                  $     6.63    $    (2.98)
Earnings per common share
 from discontinued operations                     61.29          2.57
Earnings (loss) per common share             $    67.92    $    (0.41)
Dividends declared per common share          $      .25    $      .25
Average number of shares outstanding          1,487,520     1,487,520


          See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2000 and 1999
                        (Thousands of dollars)
                              (Unaudited)


                                             March 31,     March 31,
                                                2000         1999

Cash flows from operating activities:
  Net earnings                                    $ 101,031     $   (612)
  Adjustments to reconcile net earnings to
    cash from operating activities:
       Net earnings from discontinued
        operations                                        -       (3,820)
       Net gain on disposal of discontinued
       operations                                   (91,172)           -
       Depreciation and amortization                 11,891       10,465
       (Income) loss from foreign affiliates            589          (85)
       Gain from sale of fixed assets                  (448)        (575)
       Gain from recognition of deferred
        swap proceeds                                (2,010)
       Deferred income taxes                          4,494        1,469
  Changes in current assets and liabilities
    (net of businesses acquired and disposed):
       Receivables, net of allowance                (22,159)       2,311
       Inventories                                    8,119      (23,002)
       Prepaid expenses and deposits                 (2,072)      (7,892)
       Current liabilities exclusive of debt        (13,727)       2,413
  Other, net                                         (1,097)      (2,309)
            Net cash from operating activities       (6,561)     (21,637)

Cash flows from investing activities:
  Purchase of investments                          (788,879)     (99,497)
  Proceeds from the sale or maturity of investments 644,593      125,286
  Capital expenditures                              (28,349)     (11,570)
  Proceeds from sale of fixed assets                  2,700        1,478
  Additional investment in a controlled subsidiary        -       (2,202)
  Investments in and advances to foreign affiliates  (7,495)          94
  Acquisition of business                           (34,134)           -
  Proceeds from disposal of discontinued operations,
    net of cash expenditures                        356,107            -
            Net cash from investing activities      144,543       13,589

Cash flows from financing activities:
  Notes payable to bank, net                       (120,751)       3,632
  Principal payments of long-term debt               (7,327)        (114)
  Dividends paid                                       (372)        (372)
            Net cash from financing activities     (128,450)       3,146
Net cash flows from discontinued operations               -          894
Net change in cash and cash equivalents               9,532       (4,008)
Cash and cash equivalents at beginning of year       11,039       20,716
Cash and cash equivalents at end of quarter       $  20,571     $ 16,708

       See notes to condensed consolidated financial statements.



       SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (the "Company"). As more fully described in Note 2, the Company sold its Poultry Division effective January 3, 2000. Accordingly, comparative 1999 financial results and notes have been restated to reflect the Poultry Division as a discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999 as filed in its Annual Report on Form 10-K/A.

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

(Thousands of dollars)          Net Earnings as       Net Earnings
For the Three Months Ended:   Previously Reported     as Restated

March 31, 2000                     $ 101,233           $ 101,031
March 31, 1999                     $    (308)          $    (612)


                             Total Assets            Stockholders' Equity
                        as Previously    as         as Previously     as
(Thousands of dollars)    Reported    Restated        Reported    Restated

March 31, 2000          $1,318,094  $1,310,548       $549,967    $544,508
December 31, 1999       $1,285,326  $1,277,791       $448,425    $443,168


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



Note 3 - Inventories

During 1999 the Company changed its method of accounting for certain inventories of the Pork Division from FIFO to LIFO, retroactive to January 1, 1999. The following is a summary of inventories at March 31, 2000 and December 31, 1999 (in thousands):

                                               March 31,    December 31,
                                                  2000         1999
At lower of LIFO cost or market:
  Live hogs and related materials              $ 93,600     $ 75,662
  Dressed pork and related materials              6,027        8,360
                                                 99,627       84,022
  LIFO allowance                                  6,572        4,026
       Total inventories at lower of LIFO cost
       or market                                106,199       88,048
At lower of FIFO cost or market:
  Grain, flour and feed                          33,057       41,772
  Sugar produced and in process                  21,232       22,398
  Crops in production and related materials       5,842        7,490
  Wine and spirits, finished and in process      13,331       12,555
  Other                                          16,924       20,584
       Total inventories at lower of FIFO cost
       or market                                 90,386      104,799
       Total inventories                       $196,585     $192,847

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


Sales to External Customers:
                                     Three Months Ended March 31,
(Thousands of dollars)                   2000           1999

Pork                                 $  175,258     $  120,163
Marine                                   76,851         70,221
Commodity Trading and Milling            79,850         41,699
Sugar and Citrus                          9,759          5,132
Power                                     6,606          4,948
Wine                                      2,104          3,360
All Other                                11,095         11,413
 Segment/Consolidated Totals         $  361,523     $  256,936


Operating Income
                                     Three Months Ended March 31,
(Thousands of dollars)                   2000           1999

Pork                                 $   22,510     $    2,593
Marine                                     (524)         2,355
Commodity Trading and Milling               921          1,338
Sugar and Citrus                         (2,668)        (3,878)
Power                                     1,387          1,265
Wine                                     (1,895)        (1,043)
All Other                                  (789)          (493)
 Segment Totals                          18,942          2,137
Corporate Items                            (907)        (1,732)
 Consolidated Totals                 $   18,035     $      405


Total Assets
                                      March 31,     December 31,
(Thousands of dollars)                   2000           1999

Pork                                 $  484,934     $  401,316
Marine                                  102,580         97,561
Commodity Trading and Milling           150,218        161,477
Sugar and Citrus                        165,545        167,972
Power                                    47,319         21,068
Wine                                     26,101         29,156
All Other                                37,272         38,931
 Segment Totals                       1,013,969        917,481
Corporate items                         296,579        124,439
Discontinued Poultry Operations                        235,871
 Consolidated Totals                 $1,310,548     $1,277,791

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


As more fully described in Note 1 to the Condensed Consolidated Financial Statements, in August 2000, the Company announced that assets of its Produce Division had been overstated in prior periods and management determined to restate the Company's financial statements for each of the prior periods effected. As more fully described in Note 2 to the Condensed Consolidated Financial Statements, the Company completed the sale of its Poultry Division to ConAgra, Inc. effective January 3, 2000. As a result, the Company's 1999 financial results have been restated to reflect the Poultry
Division as a discontinued operation. The discussions and figures below are based on these restated presentations.

LIQUIDITY AND CAPITAL RESOURCES
                                March 31,          December 31,
                                   2000                1999
Current ratio                    2.06:1               1.44:1
Working capital                  $353.8               $184.2


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



RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2000 increased by $104.6 million compared to the three months ended March 31, 1999. Operating income increased by $17.6 million compared to the same quarter one year ago.


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


This Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q/A and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the cost to purchase third-party hogs for slaughter at the Company's hog processing facility and the sale price for pork products from such operations, (v) the price for the Company's products and services,
(vi) the effect of Tabacal and/or the Wine segment on the consolidated financial statements of the Company, or (vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q/A under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.


PART II - OTHER INFORMATION



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  August 28, 2000

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Vice President-Chief
                               Financial Officer (Authorized officer
                               and principal financial and accounting
                               officer)