Form 10-Q
period 2000-09-30
SEABOARD CORP /DE/
filed 2000-10-30
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

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


       There were 1,487,520 shares of common stock, $1.00 par value per share, outstanding on October 27, 2000.

                                   Total pages in filing - 19 pages


                    PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
               September 30, 2000 and December 31, 1999
                        (Thousands of dollars)

                                                 (Unaudited)
                                                 September 30,  December 31,
                                                    2000           1999
                                Assets
Current assets:
  Cash and cash equivalents                      $   27,480   $   11,039
  Short-term investments                            129,451       91,609
  Receivables, net                                  184,206      171,931
  Inventories                                       227,750      192,847
  Deferred income taxes                              15,708       15,031
  Prepaid expenses and deposits                      29,058       20,395
  Current assets of discontinued operations               -      103,464
       Total current assets                         613,653      606,316
Investments in and advances to foreign affiliates    33,569
28,449
Net property, plant and equipment                   610,533      480,415
Other assets                                         32,312       30,204
Non-current assets of discontinued operations             -      132,407
       Total assets                              $1,290,067   $1,277,791

                 Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                         $   68,928   $  221,353
  Current maturities of long-term debt               12,223       11,487
  Accounts payable                                   50,430       61,529
  Other current liabilities                         168,166      103,697
  Current liabilities of discontinued operations          -       24,013
       Total current liabilities                    299,747      422,079
Long-term debt, less current maturities             330,666      318,017
Deferred income taxes                                73,975       41,948
Other liabilities                                    33,043       34,924
Non-current liabilities of discontinued operations        -       16,824
       Total non-current and deferred liabilities   437,684      411,713
Minority interest                                       241          831
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                        1,790        1,790
  Less 302,079 shares held in treasury                 (302)        (302)
                                                      1,488        1,488
  Additional capital                                 13,214       13,214
  Accumulated other comprehensive income                (37)        (201)
  Retained earnings                                 537,730      428,667
       Total stockholders' equity                   552,395      443,168
Total liabilities and stockholders' equity       $1,290,067   $1,277,791

       See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
            Three months ended September 30, 2000 and 1999
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                             September 30,   September 30,
                                                2000            1999

Net sales                                    $  364,491      $  318,769
Cost of sales and operating expenses            322,141         288,118
  Gross income                                   42,350          30,651
Selling, general and administrative expenses     31,447          27,258
  Operating income                               10,903           3,393
Other income (expense):
  Interest income                                 2,362           1,770
  Interest expense                               (6,995)         (7,955)
  Income (loss) from foreign affiliates            (884)             36
  Minority interest                                 102             114
  Miscellaneous                                   3,406             191
  Total other income (expense), net              (2,009)         (5,844)
Earnings (loss) from continuing operations
 before income taxes                              8,894          (2,451)
Income tax expense                               (5,230)           (666)
Earnings (loss) from continuing operations        3,664          (3,117)
Earnings from discontinued operations,
 net of income taxes of $3,199                        -           5,269
Net earnings                                 $    3,664      $    2,152

Earnings (loss) per common share
 from continuing operations                  $     2.46      $    (2.09)
Earnings per common share
 from discontinued operations                         -            3.54
Earnings per common share                    $     2.46      $     1.45
Dividends declared per common share          $      .25      $      .25
Average number of shares outstanding          1,487,520       1,487,520


          See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
             Nine months ended September 30, 2000 and 1999
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                             September 30,  September 30,
                                                2000           1999
Net sales                                    $1,112,282     $  884,686
Cost of sales and operating expenses            980,710        801,744
  Gross income                                  131,572         82,942
Selling, general and administrative expenses     90,406         78,082
  Operating income                               41,166          4,860
Other income (expense):
  Interest income                                 9,880          5,540
  Interest expense                              (24,372)       (23,972)
  Loss from foreign affiliates                   (2,266)          (474)
  Minority interest                                 590            937
  Miscellaneous                                  10,534          1,409
  Total other income (expense), net              (5,634)       (16,560)
Earnings (loss) from continuing operations
 before income taxes                             35,532        (11,700)
Income tax expense                              (16,525)           (44)
Earnings (loss) from continuing operations       19,007        (11,744)
Earnings from discontinued operations,
 net of income taxes of $9,376                        -         15,442
Gain on disposal of discontinued operations,
 net of income taxes of $56,560                  91,172              -
Net earnings                                 $  110,179     $    3,698

Earnings (loss) per common share
 from continuing operations                  $    12.77     $    (7.89)
Earnings per common share
 from discontinued operations                     61.29          10.38
Earnings per common share                    $    74.06     $     2.49
Dividends declared per common share          $      .75     $      .75
Average number of shares outstanding          1,487,520      1,487,520


          See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 2000 and 1999
                        (Thousands of dollars)
                              (Unaudited)

                                             September 30,   September 30,
                                                2000            1999

Cash flows from operating activities:
  Net earnings                               $   110,179     $     3,698
  Adjustments to reconcile net earnings to
    cash from operating activities:
       Net earnings from discontinued
        operations                                     -         (15,442)
       Net gain on disposal of discontinued
       operations                                (91,172)              -
       Depreciation and amortization              36,175          33,675
       Loss from foreign affiliates                2,266             474
       Gain from sale of fixed assets             (1,035)         (1,410)
       Gain from recognition of deferred
        swap proceeds                             (3,760)              -
       Deferred income taxes                      26,430             452
  Changes in current assets and liabilities
    (net of businesses acquired and disposed):
       Receivables, net of allowance             (12,275)         (9,208)
       Inventories                               (23,046)        (26,688)
       Prepaid expenses and deposits              (8,663)         (5,570)
       Current liabilities exclusive of debt     (15,581)        (14,605)
  Other, net                                      (2,799)          2,494
            Net cash from operating activities    16,719         (32,130)

Cash flows from investing activities:
  Purchase of investments                     (1,136,511)       (335,503)
  Proceeds from the sale or maturity of
   investments                                 1,098,997         413,248
  Capital expenditures                           (92,997)        (47,095)
  Proceeds from sale of fixed assets               4,203           3,453
  Additional investment in a controlled
    subsidiary                                         -          (2,302)
  Investments in and advances to foreign
    affiliates                                    (7,386)           (879)
  Acquisition of businesses                      (45,444)              -
  Proceeds from disposal of discontinued
    operations, net of cash expenditures         356,107               -
            Net cash from investing activities   176,969          30,922

Cash flows from financing activities:
  Notes payable to bank, net                    (152,425)         45,775
  Principal payments of long-term debt           (23,706)        (24,270)
  Proceeds from interest rate swaps                    -           5,982
  Dividends paid                                  (1,116)         (1,116)
            Net cash from financing activities  (177,247)         26,371
Net cash flows from discontinued operations            -         (17,042)
Net change in cash and cash equivalents           16,441           8,121
Cash and cash equivalents at beginning of year    11,039          20,716
Cash and cash equivalents at end of quarter  $    27,480     $    28,837

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

For the three months ended September 30, 2000, other comprehensive income adjustments totaled $(1.9) million as certain available-for-sale securities with previously unrealized gains were sold during the period. For all other periods presented, other comprehensive income adjustments were immaterial.

As more fully described in Note 2, during the first nine months of 2000 the Company sold its Poultry Division and acquired the assets of an existing hog production operation, a cargo terminal facility and a flour and feed milling facility. The following table summarizes the noncash transactions resulting from the Poultry Division sale:

                                                Nine Months Ended
 (Thousands of dollars)                         September 30, 2000

Decrease in net assets of discontinued operation $195,034 Decrease in net working capital (including current
 income tax liability)                                  65,145
Increase in deferred income tax liability                4,756
Gain on disposition, net of income taxes                91,172

  Proceeds from disposition, net of cash expenditures $356,107


The following table summarizes the noncash transactions resulting from the acquisition of the hog production operation, cargo terminal facility and flour and feed milling facility:


                                                Nine Months Ended
(Thousands of dollars)                          September 30, 2000

Increase in net working capital                      $  8,654
Increase in fixed assets                               76,781
Increase in other assets                                  600
Increase in long-term debt                            (37,091)
Increase in other liabilities                          (3,500)

  Cash paid                                          $ 45,444




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

During the third quarter of 2000, the Company purchased the assets of a flour and feed milling facility in the Republic of Congo for approximately  $5.9 million, consisting of $3.4 million  in  cash  and
$2.5 million payable over the next ten years. The transaction was accounted for using the purchase method and would not have significantly affected net earnings or earnings per share on a pro forma basis.

During the third quarter of 2000, the Company discontinued the business of marketing fruits and vegetables grown through joint ventures or independent growers by selling certain assets of its Produce Division resulting in a $2.0 million loss.



Note 3 - Inventories

During 1999 the Company changed its method of accounting for certain inventories of the Pork Division from FIFO to LIFO, retroactive to
January 1, 1999. The following is a summary of inventories at September 30, 2000 and December 31, 1999 (in thousands):

                                             September 30,  December 31,
                                                2000           1999
At lower of LIFO cost or market:
  Live hogs and related materials              $106,498     $ 75,662
  Dressed pork and related materials              6,516        8,360
                                                113,014       84,022
  LIFO allowance                                  4,691        4,026
       Total inventories at lower of LIFO cost
       or market                                117,705       88,048
At lower of FIFO cost or market:
  Grain, flour and feed                          52,484       41,772
  Sugar produced and in process                  22,504       22,398
  Crops in production and related materials       4,691        7,490
  Wine and spirits, finished and in process      12,048       12,555
  Other                                          18,318       20,584
       Total inventories at lower of FIFO cost
       or market                                110,045      104,799
       Total inventories                       $227,750     $192,847

Low commodity prices during 2000 and 1999 have created a positive LIFO allowance as overall pork feed costs have decreased below base year levels. This change in LIFO allowance is reflected in earnings as an adjustment to cost of sales.



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

The Sugar and Citrus segment represents Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal), an Argentine company primarily engaged in growing and refining sugarcane and, to a lesser extent, citrus production. The entire Argentine sugar industry is experiencing financial difficulties, with Tabacal and certain large competitors incurring operating losses because Argentine sugar prices are below historical levels. As a result of these operating losses for Tabacal, at year-end 1999 the Company evaluated the recoverability of Tabacal's long-lived assets and believes that the value of those assets is presently recoverable. However, any further long-term decline in sugar prices would likely result in the carrying values not being recoverable, which would result in a material charge to earnings for the impairment of these assets.

Management continues to consider various strategic alternatives for the Produce Division (included in "All Other" below). Continued losses in this division could result in a determination that the carrying values of certain assets are not recoverable, resulting in a charge to earnings for the impairment of such assets.


Sales to External Customers:
                             Three Months Ended     Nine Months Ended
                                September 30,          September 30,
(Thousands of dollars)         2000       1999        2000       1999
Pork                         $169,185   $138,101   $  525,071  $394,319
Marine                         95,651     74,061      260,135   216,265
Commodity Trading and Milling  68,540     75,698      235,068   190,053
Sugar and Citrus               17,906     15,091       42,457    30,222
Power                           6,141      6,110       19,503    16,715
Wine                            1,156      2,851        4,591     9,730
All Other                       5,912      6,857       25,457    27,382
 Segment/Consolidated Totals $364,491   $318,769   $1,112,282  $884,686



Operating Income
                             Three Months Ended     Nine Months Ended
                                September 30,         September 30,
(Thousands of dollars)         2000       1999       2000       1999
Pork                         $ 14,568   $ 11,195   $ 54,978  $ 24,114
Marine                          3,562     (4,631)     6,096    (5,509)
Commodity Trading and Milling  (1,835)      (140)      (959)    1,756
Sugar and Citrus                 (417)      (443)    (4,217)   (9,243)
Power                             492      1,656      3,480     4,547
Wine                           (1,922)      (838)    (5,321)   (3,053)
All Other                      (2,926)    (1,665)   (10,479)   (2,265)
 Segment Totals              $ 11,522   $  5,134   $ 43,578  $ 10,347
Corporate items                  (619)    (1,741)    (2,412)   (5,487)
 Segment/Consolidated Totals $ 10,903   $  3,393   $ 41,166  $  4,860


Total Assets
                                    September 30,   December 31,
(Thousands of dollars)                   2000           1999
Pork                                 $  503,416     $  401,316
Marine                                  109,569         97,561
Commodity Trading and Milling           184,129        161,477
Sugar and Citrus                        185,574        167,972
Power                                    78,684         21,068
Wine                                     28,162         29,156
All Other                                26,802         38,931
 Segment Totals                       1,116,336        917,481
Corporate items                         173,731        124,439
Discontinued Poultry Operations               -        235,871
 Consolidated Totals                 $1,290,067     $1,277,791

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



Note 6 - Subsequent Event

In October 2000, the Company entered into an agreement with a Bulgarian wine company and its affiliated wine marketing company to combine wine operations. Under the agreement, the Company will contribute its entire interest in its wine business (a controlling interest) and cash in exchange for a minority interest and preferred stock in the combined entity. Currently, the fair value of the combined  entity has not been determined.  If the fair  value  of  the minority interest acquired by the Company is deemed less than the carrying value of the Company's interest contributed, the Company could incur a loss on this transaction. The closing of this transaction is subject to bank and governmental approvals but is expected to occur during the fourth quarter of 2000.



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


LIQUIDITY AND CAPITAL RESOURCES
                              September 30,        December 31,
                                   2000                1999
Current ratio                     2.05:1              1.44:1
Working capital                   $313.9              $184.2


Cash from operating activities for the nine months ended September 30, 2000 increased $48.8 million compared to the same period one year earlier. The increase in cash flows was primarily related to an increase in net earnings from continuing operations, partially offset by changes in components of working capital. Changes in components of working capital, net of businesses acquired and disposed, are primarily related to the timing of normal transactions for voyage settlements, trade payables and receivables.

Cash from investing activities for the nine months ended September 30, 2000 increased $146.0 million compared to the same period one year earlier. The increase is primarily related to proceeds from the sale of discontinued poultry operations, partially offset by acquisitions, capital expenditures and net purchases of investments. See Note 2 to the Condensed Consolidated Financial Statements for further discussion of the Poultry Division sale and the acquisition of the assets of a hog production operation, cargo terminal facility and flour and feed milling facility.

The Company invested $93.0 million in property, plant and equipment for the nine months ended September 30, 2000, of which $24.4 million was expended in the Pork segment, $5.1 million in the Marine segment, $9.6 million in the Sugar and Citrus segment, $49.0 million in the Power segment and $4.9 million in other businesses of the Company.

The Company invested $24.4 million in the Pork segment primarily for the expansion of hog production facilities and for improvements to the pork processing plant. The Company plans to invest $3.4 million during the remainder of 2000 for continued expansion of hog production facilities, construction of a new feed mill and general upgrades to the pork processing plant. The Company continues to plan for a second processing plant and is currently pursuing zoning, permitting and development plans for a selected location in northeast Kansas. If the location is deemed viable for development and the requisite zoning permits are obtained, management anticipates that construction would begin in early 2001 and, although not yet finalized, anticipates total projected construction costs of approximately $140 million.
Management is currently evaluating financing alternatives for the second processing plant.

The Company invested $5.1 million in the Marine segment primarily for container and other material handling equipment. The Company plans to invest $11.2 million during the remainder of 2000 primarily to purchase a previously chartered vessel and for additional equipment. In addition, the Company plans to purchase a second previously chartered vessel in the first quarter of 2001.

The Company invested $9.6 million in the Sugar and Citrus segment primarily for improvements to existing facilities and sugarcane fields. During the remainder of 2000, the Company anticipates spending $0.5 million for additional improvements.

The Company invested $49.0 million in the Power segment primarily for the construction of a 71.2 megawatt barge-mounted power plant located in the Dominican Republic. During the remainder of 2000, the Company anticipates spending $2.0 million to complete installation.

During the first quarter of 2000, the Company purchased a minority interest in a flour and feed mill operation in Kenya for $7.5 million. This transaction was accounted for using the equity method.

In October 2000, the Company entered into an agreement to merge its Bulgarian wine operations. See Note 6 to the Condensed Consolidated Financial Statements for further discussion.

In the first quarter of 2000, the Company's one-year revolving credit facilities totaling $153.3 million maturing in the first quarter of 2000 were reduced to $141.0 million and extended for an additional year and the short-term uncommitted credit lines totaling $145.0 million were reduced to $132.5 million. In the second quarter of 2000, short-term uncommitted credit lines were reduced an additional
$10.0 million to $122.5 million. As of September 30, 2000, the Company had $30.0 million outstanding under one-year revolving credit facilities and $38.9 million outstanding under short-term uncommitted credit lines. During the first nine months of 2000, the Company repaid approximately $176.1 million in notes payable, industrial development revenue bonds and other debt primarily with proceeds from the Poultry Division sale. As a result of these repayments, approximately $3.8 million in unamortized proceeds from prior terminations of interest rate agreements related to these notes were recognized as miscellaneous income.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities will be adequate for its current and intended operations.



RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 30, 2000 increased $45.7 and $227.6 million, respectively, compared to the same periods one year earlier. Operating income for the three and nine months ended September 30, 2000 increased $7.5 and $36.3 million, respectively, compared to the same periods one year earlier.


Pork Segment
                             Three Months Ended   Nine Months Ended
                               September 30,        September 30,
(Dollars in millions)          2000       1999       2000      1999
Net sales                   $ 169.2      138.1    $ 525.1     394.3
Operating income            $  14.6       11.2    $  55.0      24.1

Net sales for the Pork segment increased $31.1 and $130.8 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999, as a result of higher pork prices and, to a lesser extent, an increase in sales volume. An excess supply of hogs had depressed pork prices through the first half of 1999. The excess has since declined resulting in improved prices. Sales volume increased as the plant ran extended shifts to take advantage of positive margins.

Operating income for the Pork segment increased $3.4 and $30.9 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. These increases are primarily a result of improved sales prices and volumes as discussed above. As a result of recent acquisitions, the Company also benefited from the increased number of lower cost Company raised hogs slaughtered. While the cost of third-party hogs increased, third-party hogs as a percent of total hogs slaughtered decreased. Management is unable to predict future market prices for hogs or pork but anticipates overall margins will remain favorable during the remainder of 2000.


Marine Segment
                             Three Months Ended   Nine Months Ended
                               September 30,        September 30,
(Dollars in millions)          2000       1999       2000      1999
Net sales                   $  95.7       74.1    $ 260.1     216.3
Operating income (loss)     $   3.6       (4.6)   $   6.1      (5.5)

Net sales for the Marine segment increased $21.6 and $43.8 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. These increases resulted primarily from significant increases in volumes, while cargo rates increased slightly. Management believes that weak economic conditions in certain South American markets continue to depress rates, however, volumes have increased and cargo rates have increased slightly, primarily in the third quarter. A new shipping law, The Ocean Reform Act of 1998, went into effect in May 1999 and permits shipping companies to enter into unregulated confidential rate agreements with shippers. Management is not able to determine the impact, if any, this new law has had on financial results.

Operating income from the Marine segment increased $8.2 and $11.6 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999, primarily as a result of the increased volumes discussed above partially offset by higher fuel costs. Management expects that operating income will remain positive for the remainder of 2000.


Commodity Trading and Milling Segment
                             Three Months Ended   Nine Months Ended
                               September 30,        September 30,
(Dollars in millions)          2000       1999       2000      1999
Net sales                   $  68.5       75.7    $ 235.1     190.1
Operating income (loss)     $  (1.8)      (0.1)   $  (1.0)      1.8

Net sales for the Commodity Trading and Milling segment decreased $7.2 million and increased $45.0 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. While sales for the three month period declined, sales for the nine month period have increased primarily as a result of increased commodity sales to third-parties and certain foreign affiliates.

Operating income for this segment decreased $1.7 and $2.8 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The decreases are primarily a result of losses incurred from various milling operations, partially offset by margins on the increased commodity sales discussed above.


Sugar and Citrus Segment
                             Three Months Ended   Nine Months Ended
                               September 30,        September 30,
(Dollars in millions)          2000       1999       2000      1999
Net sales                   $  17.9       15.1    $  42.5      30.2
Operating (loss)            $  (0.4)      (0.4)   $  (4.2)     (9.2)

Net sales for the Sugar and Citrus segment increased $2.8 million and $12.3 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The increases are primarily a result of higher sales volumes, partially offset by lower prices.

Operating income for this segment increased $5.0 million for the nine months ended September 30, 2000 compared to the same period in 1999, primarily as a result of improved margins and lower operating costs. During the second quarter of 1999, severance charges of $3.0 million were incurred related to certain employee layoffs. Management is unable to predict operating results for the remainder of 2000.

As a result of operating results for Tabacal, at year-end 1999 the Company evaluated the recoverability of Tabacal's long-lived assets and believes that the value of those assets are presently recoverable. However, any further long-term decline in sugar prices would likely result in the carrying values not being recoverable, which would result in a material charge to earnings for the impairment of these assets.


Power Segment
                             Three Months Ended   Nine Months Ended
                               September 30,        September 30,
(Dollars in millions)          2000       1999       2000      1999
Net sales                   $   6.1        6.1    $  19.5      16.7
Operating income            $   0.5        1.7    $   3.5       4.5

Net sales for the Power segment were unchanged for the three months ended September 30, 2000 and increased $2.8 million for the nine months ended September 30, 2000 compared to the same periods in 1999. Sales increased during 2000 primarily as a result of a fuel adjustment clause allowing the Company to pass on higher fuel costs, partially offset by a decrease in rates resulting from a new contract effective in the third quarter of 2000.

Operating income decreased $1.2 million and $1.0 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999, primarily as a result of the new supply contract and certain start up expenses associated with the new power barge. The new power barge began operation in October of 2000.


Wine Segment
                             Three Months Ended   Nine Months Ended
                               September 30,        September 30,
(Dollars in millions)          2000       1999       2000      1999
Net sales                   $   1.2        2.9    $   4.6       9.7
Operating loss              $  (1.9)      (0.8)   $  (5.3)     (3.1)

Net sales for the Wine segment decreased $1.7 million and $5.1 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The decreases are a result of lower sales volumes in certain European markets.

Operating income for this segment decreased $1.1 million and $2.2 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The decreases in operating income primarily result from lower sales discussed above, the cost of acquiring wine materials on the open market to supplement local grape shortages and increasing reserves for uncollectible receivables and advances for raw materials. Management anticipates that operating losses will continue during 2000.


All Other
                             Three Months Ended   Nine Months Ended
                             September 30,         September 30,
(Dollars in millions)        2000      1999        2000      1999
Net sales                  $   5.9       6.9      $  25.5      27.4
Operating loss             $  (2.9)     (1.7)     $ (10.5)     (2.3)

Operating income from all other businesses decreased for the three and nine months ended September 30, 2000, compared to the same periods in 1999. This decrease was primarily the result of low yields and quality which decreased margins on seasonal produce sales, primarily melons, and to a lesser extent, losses related to the pickle and pepper operations in Honduras. In addition, at the end of the melon growing season in June 2000, management increased reserves for certain related grower advances. Although management is not able to predict the amount of operating losses for 2000, it is anticipated that losses will continue to a lesser extent for the remainder of the year.

During the third quarter of 2000 the Company discontinued the business of marketing fruits and vegetables grown through joint ventures or independent growers by selling certain assets of its Produce Division (see Note 2 to the Condensed Consolidated Financial Statements). Management continues to consider various strategic alternatives for the remaining portions of this division. Continued losses in the remaining operations could result in a determination that the carrying values of certain assets are not recoverable, resulting in a charge to earnings for the impairment of any such assets.



Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $4.2 and $12.3 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The increase is primarily a result of costs associated with acquired operations in the Pork segment and the increases in reserves for certain uncollectible grower advances in the Produce Division and uncollectible advances for raw materials in the Wine Segment as discussed above. As a percentage of revenues, SG&A for the third quarter of 2000 remained unchanged from the third quarter of 1999 at 8.6%. For the nine months ended September 30, 2000 SG&A decreased to 8.1% from 8.8% for the same period in 1999. This decrease is primarily attributable to increases in revenues in the Marine and Sugar & Citrus segments without a corresponding increase in SG&A costs.


Interest Income

Interest income increased $0.6 and $4.3 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The increase reflects an increase in average funds invested and, to a lesser extent, an increase in interest rates. Average funds invested increased primarily as a result of the proceeds from the sale of the Poultry Division in January 2000.


Loss from Foreign Affiliates

Losses from foreign affiliates increased $0.9 and $1.8 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999, primarily from lower earnings at certain milling operations in Africa.


Miscellaneous Income

Miscellaneous income increased $3.2 and $9.1 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. For the three months, this increase is primarily attributable to the gain on the sale of certain marketable securities held for sale and increased profitability from a domestic affiliate, partially offset by the loss on sale of certain produce assets. For the nine months, the increase is also attributable to the recognition of unamortized proceeds from prior terminations of interest rate agreements associated with debt repaid during the periods.


Income Tax Expense

For the three and nine months ended September 30, 2000, the Company's tax expense is primarily attributable to net income from domestic entities, primarily the Pork Segment, as compared to net losses from domestic entities in the comparative 1999 periods. The effective tax rates for the comparative 1999 periods were impacted by overall losses from foreign entities for which tax benefits are not available within their respective countries or to offset domestic income.



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


SEABOARD CORPORATION AND SUBSIDIARIES

                      PART II - OTHER INFORMATION


Item 2. Legal Proceedings

On  September  21,  2000,  the United States Environmental  Protection
Agency (USEPA) obtained four Warrants and Orders for Entry and Investigation issued by the United States District Court for the Western District of Oklahoma, Docket Nos. M00 197-AR to 200-AR inclusive, with respect to four facilities located in Beaver County, Oklahoma, one of which is presently being leased and three of which the Company is obligated to lease upon the completion of construction. In connection with obtaining the warrants, the USEPA indicated they were investigating whether violations of the Clean Water Act, 33 USC 1251, et seq. occurred. At present, these matters involve only an investigation under the Clean Water Act, and, accordingly, no relief has yet been sought by USEPA. However, should an enforcement action result, the government may seek (a) to require the Company to obtain requisite permits in order to engage in operations or continue with construction, as the case may be, and (b) civil penalties as provided in the Clean Water Act.

On June 2, 2000, a Complaint was filed by the Sierra Club against the Company, Seaboard Farms, Inc. and Shawnee Funding, Limited Partnership in the United States District Court for the Western District of Oklahoma, No. CIV-00-979-L, seeking declaratory relief and civil penalties. An amended complaint was filed August 17, 2000. The Sierra Club alleges several violations of the Clean Water Act, and intends to seek injunctive relief and a civil penalty of $25,000 for each day of each violation. The Company asserts the claims of the Sierra Club are false and misleading, and intends to contest them vigorously.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - 27.1 Financial Data Schedule

(b) Reports on Form 8-K. On August 9, 2000 the Registrant filed a report on Form 8-K announcing the discovery of information revealing that assets of its Produce Division had been overstated in prior periods and its intent to restate financial statements for the affected periods.


This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the cost to purchase third-party hogs for slaughter at the Company's hog processing facility and the sale price for pork products from such operations, (iv) the price for the Company's products and services,
(v) the effect of Tabacal and/or the Wine segment on the consolidated financial statements of the Company, (vi) the expected closing of a transaction for the Bulgarian wine business, or (vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.


PART II - OTHER INFORMATION



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  October 30, 2000

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Vice President-Chief
                               Financial Officer (Authorized officer
                               and principal financial and accounting
                               officer)