Form 10-K
period 2000-12-31
SEABOARD CORP /DE/
filed 2001-03-09
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K


(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                            (Continued)


State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

     $58,600,920 (January 31, 2000)  On such date, 348,815 shares were held by non-affiliates, and the closing price of the stock was $168.00 per share.


           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,487,519.75 shares of Common Stock as of March 2, 2001.


              DOCUMENTS INCORPORATED BY REFERENCE


Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 5, 6, 7, 7A and 8 are incorporated by reference to the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part III, a part of item 10 and items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 2001 annual meeting of stockholders (the "2001 Proxy Statement").



     This Form 10-K and its Exhibits (Form 10-K) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the cost to purchase third-party hogs for processing at the Company's hog plant and the sale price for pork products from such operations, (v) the price for the Company's products and services, (vi) the effect of the Company's sugar business and foreign milling operations on the consolidated financial statements of the Company, (vii) the prospects for the Company's investment in wine operations, or
(viii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors.
The accompanying information contained in this Form 10-K, including without limitation, the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors which could cause such differences.


                             PART I


Item 1.  Business


     (a)  General Development of Business

     Seaboard Corporation, a Delaware corporation, the successor corporation to a company first incorporated in 1928, and subsidiaries ("Registrant" or "Company"), is a diversified international agribusiness and transportation company which is primarily engaged domestically in pork production and processing, and cargo shipping. Overseas, the Company is primarily engaged in commodity merchandising, flour and feed milling, sugar production, and electric power generation. See Item 1(c) (1)
(ii) below for a discussion of developments in specific segments.


     (b)  Financial Information about Industry Segments

     The information required by Item 1 relating to Industry
Segments is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements appearing on pages
38 through 42 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


     (c)  Narrative Description of Business

          (1)  Business Done and Intended to be Done by the Registrant

               (i)  Principal Products and Services

     Registrant produces hogs and processes pork in the United States and sells fresh pork to further processors, foodservice and retail, primarily in the western half of the United States and foreign markets. Hogs produced at Company owned or leased facilities as well as third-party hogs are primarily processed at the Company's processing plant.

     Registrant operates an ocean liner service for containerized cargo primarily between Florida and ports in the Caribbean Basin and Central and South America, and a cargo terminal facility at the Port of Houston.

     Registrant markets grains, oilseeds and oilseed products in bulk to affiliated companies and third party customers primarily in Africa, the Caribbean, Central and South America, and the Eastern Mediterranean. Registrant operates its own bulk carriers primarily in the Atlantic Basin to conduct a portion of its commodity trading activities. Registrant, by itself or through non-controlled affiliates, operates milling businesses in Africa, the Caribbean and South America.

     Registrant operates two power generating facilities in the Dominican Republic, and produces and refines sugarcane and produces and processes citrus in Argentina.

     Registrant, by itself or through non-controlled affiliates, produces and processes pickles, peppers and shrimp in Central and South America, primarily for export to the U.S. Registrant also brokers shrimp for independent growers. The majority of these products are transported using the Registrant's shipping line and distribution facility in Miami, Florida. The Registrant, through a joint venture, produces salmon and processes seafood in Maine, and produces wine in Bulgaria.

     The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements appearing on pages 38 through 42 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report.


               (ii) Status of Product or Segment

     In January 2000, the Registrant completed the sale of its domestic poultry operations.

     Registrant continued to expand its pork segment during 2000 by further investing in pork production and processing facilities. During 2000, Registrant acquired approximately 22,000 additional sows, increasing annual production capacity to more than three million hogs per year. The Registrant previously announced plans to commence construction on a second processing plant in 2001; however, permitting and site issues now make plant construction in 2001 uncertain.

     During 2000, the Registrant acquired a cargo terminal business at the Port of Houston.

     During 2000, the Registrant acquired the assets of a milling operation in the Republic of Congo and purchased a minority interest in a milling operation in the Kenya.

     During 2000, the Registrant constructed and began operating a 71.2 megawatt barge-mounted power plant located in the Dominican Republic.

     In September 2000, the Registrant discontinued the business of marketing fruits and vegetables grown through joint ventures or independent growers by selling certain assets of its produce division.

     In December 2000, the Registrant contributed cash and its controlling interest in a Bulgarian wine company in exchange for a non-controlling interest in a larger, Bulgarian wine operation.

     In December 2000, the Registrant's non-controlled seafood affiliate in Maine signed a non-binding letter of intent to merge with a large salmon operation in Norway. Pending the resolution of certain contract terms, the merger is expected to close in the second quarter of 2001 resulting in the Registrant holding a smaller ownership percentage in a larger, merged operation.


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


               (x)  Competitive Conditions

     Competition in Registrant's pork segment comes from a variety of national and regional producers and is based primarily on product performance, customer service and price. According to recent trade publications, Registrant ranks as one of the nation's top five pork producers (based on sows in production) and top ten pork processors (based on daily processing capacity).

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


               (xii)     Environmental Compliance

     Registrant believes that it is in substantial compliance with applicable Federal, state and local provisions relating to environmental protection, including the items disclosed in Item
3. Legal Proceedings, and no significant capital expenditures are contemplated in this area.


               (xiii)  Number of Persons Employed by Registrant

     As of December 31, 2000, Registrant, excluding non-consolidated foreign subsidiaries, had 9,884 employees, of whom 5,213 were employed in the United States.


     (d)  Financial Information about Foreign and Domestic
Operations and Export Sales

     The financial information required by Item 1 relating to export sales is hereby incorporated by reference to Note 12 of Registrant's Consolidated Financial Statements appearing on pages 38 through 42 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

     Registrant considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located to be satisfactory, but these foreign operations are subject to the normal risks of doing business abroad, including expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls. To minimize these risks, Registrant has insured certain investments in its affiliate flour mills in Democratic Republic of Congo, Ecuador, Haiti, Lesotho, Mozambique and Zambia, to the extent deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. In addition, the Company has purchased commercial insurance to cover certain forms of political risk if physical damage is done to certain of its own and affiliate facilities abroad.


Item 2.  Properties


     (1)  Pork

     The Registrant owns a hog processing plant in Oklahoma with a double shift capacity of approximately four and one-half million hogs per year. Hog production facilities currently consist of a combination of owned and leased farrowing, nursery and finishing units supporting 176,500 sows. Registrant currently owns six feed mills which have a combined capacity to produce 1,400,000 tons of feed annually to support the hog production. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

     (2)  Marine

     Registrant leases a 135,000 square foot warehouse and 70 acres of port terminal land and facilities in Florida which are used in its containerized cargo operations. Registrant owns seven ocean cargo vessels with deadweights ranging from 2,813 to 14,545 metric tons. Registrant timecharters, under short-term agreements, between twelve and eighteen containerized ocean cargo vessels with deadweights ranging from 2,600 to 17,511 metric-tons. Registrant also bareboat charters, under long-term lease agreements, three containerized ocean cargo vessels with deadweights ranging from 12,169 to 12,648 metric tons.
Registrant owns or leases thousands of dry, refrigerated and specialized containers and related equipment. Registrant also leases a 62 acre cargo handling and terminal facility in Houston including a 550,000 square foot warehouse and a 240,000 square foot facility with freezer storage and office space.

     (3)  Commodity Trading and Milling

     The Registrant owns in whole or in part 12 milling operations with capacity to mill over 7,100 metric tons of wheat and maize flour per day. In addition, Registrant has feed mill capacity of 100 metric tons per hour to produce formula animal feed. The milling operations located in Angola, Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo, Sierra Leone and Zambia own their facilities; in Kenya, Lesotho, Nigeria, Republic of Congo and Sierra Leone the land the mills are located on is leased under long-term agreements. The Registrant owns seven 9,000 metric-ton deadweight dry bulk carriers.

     (4)  Sugar and Citrus

     Registrant has a controlling interest in an Argentine company which owns approximately 37,700 acres of planted sugarcane and approximately 2,700 acres of planted citrus. In addition, this company owns a sugar mill with a capacity to process approximately 165,000 metric tons of sugar per year.

     (5)  Power

     Registrant owns two floating power generating facilities, with a combined rated capacity of 112 megawatts, both located in Santo Domingo, Dominican Republic.

     (6)  Other

     Registrant leases 1,900 acres in Honduras for growing pickles and peppers. Registrant also leases 40,000 square feet of refrigerated space and 70,000 square feet of dry space in the Port of Miami for warehousing produce products.

     Registrant, by itself or through non-controlled affiliates, operates approximately 2,850 acres of shrimp ponds in Honduras and Ecuador. Approximately 1,350 acres are leased and the rest are owned.

     Registrant, through a joint venture in Maine, owns a company capable of producing over 15 million pounds of salmon per year and a company with a 36,000 square foot facility for processing seafood and related products.

     Management believes that the Registrant's present facilities are generally adequate and suitable for its current purposes. In general, facilities are fully utilized; however, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power.


Item 3.  Legal Proceedings

     The Company is subject to legal proceedings related to the normal conduct of its business, including as a defendant in a maritime arbitration claim more fully described in Note 11 of the consolidated financial statements.

     On June 2, 2000, a Complaint was filed by the Sierra Club against the Company, Seaboard Farms, Inc. and Shawnee Funding, Limited Partnership in the United States District Court for the Western District of Oklahoma, No. CIV-00-979-L, seeking declaratory relief and civil penalties. Amended Complaints were filed August 17, 2000 and February 5, 2001. The Sierra Club alleges several violations of the Clean Water Act and a violation of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and intends to seek injunctive relief and a civil penalty of $25,000 for each day of each violation. The Company asserts the claims of the Sierra Club are false and misleading, and intends to contest them vigorously.

     On February 22, 2001, the Sierra Club sent to the Company a 60-day Notice of Intent to Sue under CERCLA and the Emergency Planning and Community Right-to-Know Act ("EPCRA"), alleging the failure to notify the National Response Center and local officials of reportable releases of ammonia and hydrogen sulfide into the air at eight confined animal feeding operations. The letter alleges violations of CERCLA and EPCRA everyday since each facility obtained an operating license and continuing violation of CERCLA and EPCRA. Each authorizes a civil penalty of $25,000 per each day of each violation. The Company is in the process of reviewing the allegations, but preliminarily believes they have no merit, and in the event a lawsuit is filed, will vigorously defend the suit.

     On December 20, 2000, Seaboard Farms, Inc. received an Information Request from the United States Environmental Protection Agency ("EPA") seeking information as to compliance with the Clean Water Act ("CWA") and the Clean Air Act ("CAA") by the Company with respect to all of its confined animal feeding operations ("CAFOs"). In the Information Request, the EPA set forth that it is investigating whether the Company's CAFOs may be discharging pollutants to waters of the United States, whether they have the correct permits for such activities, and whether some of the operations may be emitting air pollutants equal to or above major source Prevention of Significant Deterioration thresholds. At present, no relief has yet been sought by EPA; however, should an enforcement action result, EPA may seek (i) to require the Company to obtain requisite permits in order to engage in operations; and (ii) civil penalties, as provided under the CWA and CAA.


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

Name (Age)               Positions and Offices with Registrant and Affiliates

H. Harry Bresky (75)     President and Chief Executive Officer of Registrant;
                         President and Treasurer of Seaboard Flour Corporation
                         (SFC)

Joe E. Rodrigues (64)    Executive Vice President and Treasurer
                         (retired February 2001)

Steven J. Bresky (47)    Senior Vice President, International Operations

Robert L. Steer (41)     Senior Vice President, Treasurer and Chief Financial
                         Officer

Rick J. Hoffman (46)     Vice President

David M. Becker (39)     Vice President, General Counsel and Assistant
                         Secretary

James L. Gutsch (47)     Vice President, Engineering

     Mr. H. Harry Bresky has served as President and Chief
Executive Officer of Registrant since February 2001 and previously as President of Registrant since 1967. He has served as President of SFC since 1987, and as Treasurer of SFC since
1973.  Mr. Bresky is the father of Steven J. Bresky.

     Mr. Rodrigues served as Executive Vice President and
Treasurer of Registrant since December 1986, until he retired in February 2001.

     Mr. Steven J. Bresky has served as Senior Vice President,
International Operations of Registrant since February 2001 and previously as Vice President of Registrant since April 1989.

     Mr. Steer has served as Senior Vice President, Treasurer and
Chief Financial Officer of Registrant since February 2001 and previously as Vice President, Chief Financial Officer of
Registrant since April 1998 and as Vice President, Finance of
Registrant since April 1996. He has been employed by the Registrant since 1984.

     Mr. Hoffman has served as Vice President of Registrant since
April 1989.

     Mr. Becker has served as Vice President, General Counsel and
Assistant Secretary of Registrant since February 2001 and previously as General Counsel and Assistant Secretary of Registrant since April 1998 and as Assistant Secretary of
Registrant since May 1994.

     Mr. Gutsch has served as Vice President, Engineering of
Registrant since December 1998. He has been employed by the Registrant since 1984.

                             PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The information required by Item 5 is hereby incorporated by reference to "Stock Listing" and "Quarterly Financial Data" appearing on pages 44 and 8, respectively, of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 6.  Selected Financial Data

     The information required by Item 6 is hereby incorporated by reference to the "Summary of Selected Financial Data" appearing on page 7 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as
Exhibit 13 of this Report.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information required by Item 7 is hereby incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 9 through 18 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 7A is hereby incorporated by reference to the material under the captions "Financial Instruments" and "Commodity Instruments" within Note 1 of the Registrant's Consolidated Financial Statements appearing on page 28, and to the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 16 through 18 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is hereby incorporated by reference to Registrant's "Quarterly Financial Data," "Independent Auditors' Report," "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on pages 8 and 19 through 43 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     Not applicable.

                            PART III


Item 10.  Directors and Executive Officers of Registrant


Refer to "Executive Officers of Registrant" in Part I.

     Information required by this item relating to directors of Registrant has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2000, the close of its fiscal year. The information required by this item relating to directors is incorporated by reference to "Item 1" appearing on pages 3 and 4 of the 2001 Proxy statement. The information required by this item relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the Registrant's 2001 Proxy Statement.


Item 11.  Executive Compensation

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2000, the close of its fiscal year. The information required by this item is incorporated by reference to "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 6 through 9 and 11 of the 2001 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2000, the close of its fiscal year. The information required by this item is incorporated by reference to "Principal
Stockholders" appearing on page 2 and "Election of Directors" on pages 3 and 4 of the 2001 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2000, the close of its fiscal year. The information required by this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" appearing on page 11 of the 2001 Proxy Statement.

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

               2.3 - Amended and Restated Contribution Agreement by and among Seaboard Corporation, Somerset Limited, the Shareholders of Boyar International Limited, Baarsma's Holding B.V., Baring Central European Investments B.V. and European Bank for Reconstruction and Development, dated December 29, 2000.

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

               4.4 - Seaboard Corporation 7.88% Senior Note Due
               June 1, 2007 issued pursuant to the Note Purchase
               Agreement described above. Incorporated by reference to Exhibit 4.4 of Registrant's Form 10-Q for the quarter ended September 9, 1995.

               4.5 - Seaboard Corporation Note Agreement dated as of December 1, 1993 ($100,000,000
               Senior Notes due December 1, 2005).  First
               Amendment to Note Agreement. Incorporated by reference to Exhibit 4.7 of Registrant's Form 10-Q for the quarter ended March 23, 1996.

               4.6 - Seaboard Corporation Note Agreement dated as of June 1, 1995 ($125,000,000
               Senior Notes due June 1, 2007). First Amendment to Note Agreement. Incorporated by reference to
               Exhibit 4.8 of Registrant's Form 10-Q for the quarter ended March 23, 1996.

             * 10.1 - Registrant's Executive Retirement Plan
               dated January 1, 1997. The addenda have been omitted from the filing, but will be provided supplementary upon request of the Commission. Incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

             * 10.2 - Registrant's Supplemental Executive Benefit
               Plan as Amended and Restated Effective January 1,
               2001, formerly the Supplemental Executive
               Retirement Plan.

             * 10.3 - Registrant's Supplemental Executive
               Retirement Plan for H. Harry Bresky dated March 21, 1995. Incorporated by reference to Exhibit
               10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

             * 10.4 - Employment Agreement for Joe E. Rodrigues
               dated July 9, 1986 and amended August 10, 1990. Incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

             * 10.5 - Registrant's Executive Deferred
               Compensation Plan dated January 1, 1999.
               Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended March
               31, 1999.

             * 10.6 - First Amendment to Registrant's Executive
               Retirement Plan as Amended and Restated January 1,
               1997, dated February 28, 2001, amending
               Registrant's Executive Retirement Plan dated
               January 1, 1997 referenced as Exhibit 10.1.

             * 10.7 - Registrant's Investment Option Plan dated
               December 18, 2000.

               13 - Sections of Annual Report to security holders incorporated by reference herein.

               21 - List of subsidiaries.

*  Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year covered by this report.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      SEABOARD CORPORATION



By    /s/H. Harry Bresky                By    /s/Robert L. Steer
      H. Harry Bresky, President and          Robert L. Steer, Senior Vice
      Chief Executive Officer                 President, Treasurer and Chief
      (principal executive officer)           Financial Officer (principal
                                              financial and accounting officer)


Date: March 9, 2001                     Date: March 9, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


By    /s/H. Harry Bresky                By    /s/J.E. Rodrigues
      H. Harry Bresky, Director and           J.E. Rodrigues, Director
      Chairman of the Board


Date: March 9, 2001                     Date: March 9, 2001



By    /s/David A. Adamsen               By    /s/Thomas J. Shields
      David A. Adamsen, Director              Thomas J. Shields, Director


Date: March 9, 2001                     Date: March 9, 2001



By    /s/Douglas W. Baena
      Douglas W. Baena, Director


Date: March 9, 2001







              SEABOARD CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedule

                      Financial Statements





                                                      Stockholders'
                                                    Annual Report Page

Independent Auditors' Report                                19

Consolidated Balance Sheets as of December 31, 2000
 and December 31, 1999                                      20

Consolidated Statements of Earnings for the years
 ended December 31, 2000, December 31, 1999 and
 December 31, 1998                                          22

Consolidated Statements of Changes in Equity for the
 years ended December 31, 2000, December 31, 1999 and
 December 31, 1998                                          23

Consolidated Statements of Cash Flows for the years
 ended December 31, 2000, December 31, 1999 and
 December 31, 1998                                          24

Notes to Consolidated Financial Statements                  25

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




                                                      (Continued)
              SEABOARD CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedule

                            Schedule


                                                                Page


II - Valuation and Qualifying Accounts for the years ended
     December 31, 2000, 1999 and 1998
                                                                F-4



All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.








                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Seaboard Corporation:


Under date of March 5, 2001, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the December 31, 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


Kansas City, Missouri
March 5, 2001



                                                      Schedule II

              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)






                                     Balance at
                                     beginning        Provision    Write-offs net    Aquisitions     Balance at
                                     of year             (1)       of recoveries     and Disposals   end of year
Year ended December 31, 2000:

  Allowance for doubtful accounts    $29,075          12,276       (8,199)           (3,351)         $29,801

  Drydock accrual                    $ 5,444           4,051       (3,999)                -          $ 5,496

Year ended December 31, 1999:

  Allowance for doubtful accounts    $26,117           7,105       (4,147)                -          $29,075

  Drydock accrual                    $ 5,207           3,504       (3,267)                -          $ 5,444

Year ended December 31, 1998:

  Allowance for doubtful accounts    $20,658           5,902       (1,790)            1,347          $26,117

  Drydock accrual                    $ 5,503           2,489       (2,785)                -          $ 5,207




(1) Allowance for doubtful accounts provisions charged to selling, general and administrative expenses; drydock provisions charged to cost of sales.