Form 10-Q
period 2001-03-31
SEABOARD CORP /DE/
filed 2001-05-07
CIK 88121

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


  (Mark One)

  {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                        OR

  { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from to

  Commission File Number 1-3390

                                Seaboard Corporation
               (Exact name of registrant as specified in its charter)

    Delaware                                                   04-2260388
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  9000 W. 67th Street, Shawnee Mission, Kansas                  66202
  (Address of principal executive offices)                     (Zip Code)

       (Registrant's telephone number, including area code)    (913)676-8800

                                    Not Applicable
  (Former name, former address and former fiscal year,if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes   X  .  No ___.


       There were 1,487,520 shares of common stock, $1.00 par value per share, outstanding on May 4, 2001.

                                              Total pages in filing - 16 pages


                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                 March 31, 2001 and December 31, 2000
                        (Thousands of dollars)


                                               (Unaudited)
                                                 March 31,     December 31,
                                                   2001            2000
                                Assets

Current assets:
  Cash and cash equivalents                    $   14,754     $   19,760
  Short-term investments                          115,426         91,375
  Receivables, net                                217,609        243,643
  Inventories                                     213,780        218,030
  Deferred income taxes                            14,388         14,132
  Prepaid expenses and other                       30,288         23,760
       Total current assets                       606,245        610,700
Investments in and advances to foreign affiliates  62,744         63,302
Net property, plant and equipment                 610,120        611,361
Other assets                                       23,996         27,485
       Total assets                            $1,303,105     $1,312,848

                 Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable to banks                       $   77,136     $   80,480
  Current maturities of long-term debt             34,531         34,487
  Accounts payable                                 49,223         59,181
  Other current liabilities                       138,413        144,254
       Total current liabilities                  299,303        318,402
Long-term debt, less current maturities           311,494        312,418
Deferred income taxes                             111,315        107,833
Other liabilities                                  31,640         33,464
       Total non-current and deferred liabilities 454,449        453,715
Minority interest                                      73             46
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                      1,790          1,790
  Less 302,079 shares held in treasury               (302)          (302)
                                                    1,488          1,488
  Additional capital                               13,214         13,214
  Accumulated other comprehensive income            1,246           (106)
  Retained earnings                               533,332        526,089
       Total stockholders' equity                 549,280        540,685
Total liabilities and stockholders' equity     $1,303,105     $1,312,848


       See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
              Three months ended March 31, 2001 and 2000
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                               March 31,     March 31,
                                                  2001          2000

Net sales                                    $  435,260    $  369,807
Cost of sales and operating expenses            386,461       324,362
  Gross income                                   48,799        45,445
Selling, general and administrative expenses     30,763        27,410
  Operating income                               18,036        18,035
Other income (expense):
  Interest income                                 2,309         4,352
  Interest expense                               (7,927)       (9,286)
  Loss from foreign affiliates                     (623)         (589)
  Minority interest                                 (27)          266
  Miscellaneous                                     772         4,045
  Total other income (expense), net              (5,496)       (1,212)
Earnings from continuing operations
 before income taxes                             12,540        16,823
Income tax expense                               (4,925)       (6,964)
Earnings from continuing operations               7,615         9,859
Gain on disposal of discontinued operations,
 net of income taxes of $56,560                       -        91,172
Net earnings                                 $    7,615    $  101,031

Earnings per common share
 from continuing operations                  $     5.12    $     6.63
Earnings per common share
 from discontinued operations                         -         61.29
Earnings per common share                    $     5.12    $    67.92
Dividends declared per common share          $      .25    $      .25
Average number of shares outstanding          1,487,520     1,487,520


          See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2001 and 2000
                        (Thousands of dollars)
                              (Unaudited)


                                                    March 31,      March 31,
                                                       2001          2000

Cash flows from operating activities:
  Net earnings                                     $   7,615     $   101,031
  Adjustments to reconcile net earnings to
    cash from operating activities:
       Net gain on disposal of discontinued
       operations                                          -         (91,172)
       Depreciation and amortization                  13,640          11,891
       Loss from foreign affiliates                      623             589
       (Gain) loss from disposal of
        fixed assets                                   1,333            (448)
       Gain from recognition of deferred
        swap proceeds                                      -          (2,010)
       Deferred income taxes                           2,281           4,494
  Changes in current assets and liabilities
    (net of businesses acquired and disposed):
       Receivables, net of allowance                  26,034         (22,159)
       Inventories                                     4,250           8,119
       Prepaid expenses and other                     (6,528)         (2,072)
       Current liabilities exclusive of debt         (15,799)        (13,727)
  Other, net                                           2,464          (1,097)
            Net cash from operating activities        35,913          (6,561)

Cash flows from investing activities:
  Purchase of investments                           (133,360)       (788,879)
  Proceeds from the sale or maturity of investments  109,176         644,593
  Capital expenditures                               (14,858)        (28,349)
  Proceeds from sale of fixed assets                   1,017           2,700
  Investments in and advances to foreign affiliates      (65)         (7,495)
  Acquisition of business                                  -         (34,134)
  Proceeds from disposal of discontinued operations,
    net of cash expenditures                               -         356,107
            Net cash from investing activities       (38,090)        144,543

Cash flows from financing activities:
  Notes payable to bank, net                          (3,344)       (120,751)
  Principal payments of long-term debt                  (880)         (7,327)
  Dividends paid                                        (372)           (372)
  Bond construction fund                               1,767               -
            Net cash from financing activities        (2,829)       (128,450)
Net change in cash and cash equivalents               (5,006)          9,532
Cash and cash equivalents at beginning of year        19,760          11,039
Cash and cash equivalents at end of quarter        $  14,754     $    20,571


       See notes to condensed consolidated financial statements.



SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-
controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000 as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Certain Derivative Investments and Certain Hedging Activities," as amended. This statement requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value has no net impact on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

The Company, from time-to-time, holds and issues certain derivative instruments to manage various types of market risks from its day-to-day operations. These primarily include the following: i) commodity futures and option contracts to manage risks of increasing prices of raw materials and firm sales commitments, ii) foreign currency exchange agreements to manage the foreign currency exchange risk on certain transactions denominated in foreign currencies, and iii) interest rate exchange agreements to manage the risk of fluctuations in interest rates. While management believes each of these instruments manage various market risks, only certain instruments are designated and accounted for as hedges under SFAS 133 as a result of the extensive record keeping requirements of the provision. During the first quarter of 2001, the only instruments accounted for as hedges under SFAS 133 included certain commodity contracts and foreign currency exchange agreements within the Commodity Trading and Milling Segment. These were accounted for as fair value hedges and did not have a material impact on net earnings.

Adoption of this statement resulted in adjustments primarily to the Company's balance sheet as derivative instruments and related agreements and deferred amounts were recorded as assets and liabilities with corresponding adjustments to Other Comprehensive Income or earnings. The adoption resulted in a cumulative-effect-type adjustment increasing Accumulated Other Comprehensive Income by $1,353,000, net of related income taxes, as deferred proceeds from previously terminated swap agreements were reclassified from liabilities. During fiscal 2001, $200,000 of this adjustment, net of related income taxes, is expected to be recognized in earnings. The adoption did not have a material impact on the Company's earnings or cash flows.

For the three months ended March 31, 2001 and 2000, other comprehensive income adjustments consisted of an immaterial unrealized gain on available-for-sale securities and foreign currency cumulative translation adjustment, net of tax. For the three months ended March 31, 2001, other comprehensive income adjustments also include the amortization of proceeds from previously terminated swap agreements discussed above.


Note 2 - Inventories

The following is a summary of inventories at March 31, 2001 and December 31, 2000 (in thousands):

                                                March 31,   December 31,
                                                   2001         2000
At lower of LIFO cost or market:
  Live hogs and related materials              $  128,122   $  117,699
  Dressed pork and related materials               12,432       10,995
                                                  140,554      128,694
  LIFO allowance                                   (2,917)        (326)
       Total inventories at lower of LIFO cost
       or market                                  137,637      128,368

At lower of FIFO cost or market:
  Grain, flour and feed                            37,461       42,534
  Sugar produced and in process                    20,448       24,454
  Crops in production and related materials         4,276        4,978
  Other                                            13,958       17,696
       Total inventories at lower of FIFO cost
       or market                                   76,143       89,662
       Total inventories                       $  213,780   $  218,030


Note 3 - Contingencies

In August 2000, as a result of accounting errors and irregularities discovered in the Produce Division's books and records, management restated the Company's financial statements for each of the prior periods effected and filed a Form 10-K/A on August 28, 2000. In a letter dated December 27, 2000, the Securities and Exchange Commission
(SEC) notified the Company that it is conducting a formal investigation of this matter to determine whether there have been any violations of the federal securities laws and issued a subpoena to acquire certain documents from the Company. Management is cooperating with the SEC's requests and believes the outcome of the investigation will not have any material impact on the Company.

The Company owns certain partially completed hog production facilities, having a net carrying value of $12,326,000 at March 31, 2001. The Company continues to seek, but has not yet received, necessary operating and related permits. If the Company is unable to obtain such permits, the carrying value of such property could be impaired.

The Company is a defendant in a pending arbitration proceeding and related litigation in Puerto Rico brought by the owner of a chartered barge and tug which were damaged by fire after delivery of the cargo. Damages of $47.6 million are alleged. The Company received a ruling in the arbitration proceeding in its favor which dismisses the principal theory of recovery. The ruling has been upheld on appeal, although it may be appealed to a higher court. The arbitration is likely to continue based on other legal theories, although the Company believes that it will have no responsibility for the loss.

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

In December 2000 the Company exchanged its controlling interest in its Wine segment and a cash investment for a non-controlling interest in a larger wine operation to be accounted for using the equity method. As a result, the Company's segment disclosures do not reflect operating results for the Wine segment in 2001.

As a result of recent operating losses at the Company's Sugar and Citrus segment, at year-end 2000 the Company evaluated the recoverability of this segment's long-lived assets and believes that the value of those assets is presently recoverable. Recent operating losses were primarily the result of sugar prices below historical levels. Sugar prices have improved during the first quarter of 2001 resulting in operating income for this segment. However, should sugar prices return to levels resulting in operating losses, the recoverability of this segment's long-lived assets would again need to be evaluated which could result in a material charge to earnings for the impairment of these assets.

Within the Commodity Trading and Milling Division, the Company evaluated the recoverability of the long-lived assets of its Zambian milling operations at year-end 2000 due to its recent operating losses. The Company believes the value of those assets is presently recoverable. However, continued operating losses from this business could result in the carrying values not being recoverable, which could result in a material charge to earnings for the impairment of these assets. Total long-lived assets at these operations totaled $6,970,000 at March 31, 2001.


Sales to External Customers:
                                     Three Months Ended March 31,
(Thousands of dollars)                    2001           2000
Pork                                 $  181,894     $  183,542
Marine                                   89,891         76,851
Commodity Trading and Milling           116,229         79,850
Sugar and Citrus                         20,377          9,759
Power                                    16,967          6,606
Wine                                          -          2,104
All Other                                 9,902         11,095
 Segment/Consolidated Totals         $  435,260     $  369,807


Operating Income
                                     Three Months Ended March 31,
(Thousands of dollars)                    2001           2000
Pork                                 $   11,826     $   22,510
Marine                                    4,653           (524)
Commodity Trading and Milling               324            921
Sugar and Citrus                          1,022         (2,668)
Power                                     3,293          1,387
Wine                                          -         (1,895)
All Other                                (1,833)          (789)
 Segment Totals                          19,285         18,942
Corporate Items                          (1,249)          (907)
 Consolidated Totals                 $   18,036     $   18,035


Total Assets
                                      March 31,     December 31,
(Thousands of dollars)                   2001           2000
Pork                                 $  519,126     $  510,836
Marine                                  122,855        121,895
Commodity Trading and Milling           181,685        197,751
Sugar and Citrus                        181,836        186,099
Power                                    85,418         88,514
All Other                                24,785         27,665
 Segment Totals                       1,115,705      1,132,760
Corporate items                         187,400        180,088
 Consolidated Totals                 $1,303,105     $1,312,848

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


Note 5 - Subsequent Event

The Company had a non-controlling interest in a joint venture in Maine primarily engaged in the production and processing of salmon and other seafood products previously accounted for under the equity method. On May 2, 2001, this joint venture completed a merger with Fjord Seafood ASA (Fjord), a large salmon operation in Norway. The merger results in the Company exchanging its interest for 5,950,000 shares of common stock of Fjord. Based on the fair market value of Fjord stock on May 2, 2001, as quoted on the Oslo Stock Exchange, the Company will recognize a gain in the second quarter of 2001 of approximately $18 million ($11 million after taxes) related to this transaction. The Company's ownership interest in Fjord will be accounted for as a non-current available for sale equity security.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



LIQUIDITY AND CAPITAL RESOURCES
                                March 31,          December 31,
                                  2001                 2000

Current ratio                    2.03:1               1.92:1
Working capital                  $306.9               $292.3


Cash from operating activities for the three months ended March 31, 2001, increased $42.5 million compared to the same period one year earlier. The increase in cash flows was primarily related to changes in components of working capital. Changes in components of working capital are primarily related to the timing of normal transactions for voyage settlements, trade payables and receivables. Within the Commodity Trading and Milling segment, strong sales in the fourth quarter of 2000 and subsequent related collections resulted in a decrease in receivable balances from year end to March 31, 2001. In addition, during the first quarter of 2001, the Company collected approximately $7.0 million in notes receivable related to the 1998 sale of its baking and flour milling operations in Puerto Rico.

Cash from investing activities for the three months ended March 31, 2001, decreased $182.6 million compared to the same period one year earlier. The decrease was primarily related to proceeds in the first quarter of 2000 from the sale of discontinued poultry operations, partially offset by acquisitions, capital expenditures and net purchases of investments in that period.

The Company invested $14.9 million in property, plant and equipment for the three months ended March 31, 2001, of which $2.4 million was expended in the Pork segment, $10.5 million in the Marine segment, $1.1 million in the Sugar and Citrus segment, and $0.9 million in other businesses of the Company.

The Company invested $2.4 million primarily for expansion of existing hog production facilities, construction on a new feed mill and for improvements to the pork processing plant. The Company plans to invest $11.6 million over the next nine months for continued expansion of hog production facilities, completion of the new feed mill and general upgrades to the pork processing plant. In March 2001, the Company terminated previously announced plans to commence construction in 2001 on a second processing plant at a location in northeast Kansas. The Company will continue to explore alternatives to increase processing capacity.

The Company invested $10.5 million in the Marine segment primarily for the purchase of a previously chartered vessel and, to a lesser extent, for additional equipment. Over the next nine months, the Company anticipates spending $4.0 million for additional equipment.

The Company invested $1.1 million in the Sugar and Citrus segment primarily for improvements to existing facilities and sugarcane fields. Over the next nine months, the Company anticipates spending $7.5 million for additional improvements.

Cash from financing activities for the three months ended March 31, 2001, increased $125.6 million compared to the same period one year earlier. This increase is primarily the result of repaying approximately $128.1 million in notes payable and industrial development revenue bonds in the first quarter of 2000, primarily with proceeds from the Poultry Division sale.

In the first quarter of 2001, the Company's one-year revolving credit facilities totaling $141.0 million maturing in the first quarter of 2001 were extended for an additional year and the short-term uncommitted credit lines totaling $119.5 million were reduced to $89.5 million. As of March 31, 2001, the Company had $40.0 million outstanding under one-year revolving credit facilities and $37.1 million outstanding under short-term uncommitted credit lines.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current and intended operations.



RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2001 increased by $65.5 million compared to the three months ended March 31, 2000. Operating income was essentially unchanged compared to the same quarter one year ago.

Pork Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2001           2000

Net sales                             $ 181.9          183.5
Operating income                      $  11.8           22.5

Net sales for the Pork segment decreased $1.6 million in the first quarter of 2001 compared to the first quarter of 2000, as a result of a decrease in sales volume partially offset by higher pork prices. During the first quarter of 2000 the plant ran extended shifts to take advantage of positive margins. As discussed below, margins remained positive during the first quarter of 2001 but have decreased, prompting a reduction of extended shifts. Management believes pork prices have increased primarily as a result of lower meat supplies world wide.

Operating income for the Pork segment decreased $10.7 million in the first quarter of 2001 compared to the first quarter of 2000. The decrease is primarily a result of higher costs, partially offset by the higher sales prices discussed above. The cost of Company-raised hogs increased as colder winter conditions increased feed and energy usage while feed and energy prices also increased. The cost to acquire third-party hogs also increased but to a lesser extent than Company-raised hogs. These cost increases contributed to a $2.6 million LIFO inventory charge in the first quarter of 2001 with similar charges anticipated during the remaining quarters of 2001. While management is unable to predict future market prices, it currently anticipates that overall market conditions during the remainder of 2001 will continue to be favorable.

Marine Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2001           2000

Net sales                             $  89.9           76.9
Operating income                      $   4.7           (0.5)

Net sales for the Marine segment increased $13.0 million in the first quarter of 2001 compared to the first quarter of 2000. The increase resulted from an increase in volume and, to a lesser extent, an increase in cargo rates. Management believes weak economic conditions in certain South American markets depressed rates during the first quarter of 2000. Although economic uncertainties still exist, volumes in these markets improved in the first quarter of 2001 over the first quarter of 2000. Overall rates increased slightly as a result of an increased mix of higher-rate cargos, surcharges for a portion of higher fuel costs incurred and slight rate improvements in certain markets.

Operating income from the Marine segment increased $5.2 million in the first quarter of 2001 compared to the first quarter of 2000, primarily as a result of the increased volumes and rates discussed above. Management anticipates that these conditions will not fluctuate significantly during the remainder of 2001.

Commodity Trading and Milling Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2001           2000
Net sales                             $ 116.2           79.9
Operating income                      $   0.3            0.9

Net sales for the Commodity Trading and Milling segment increased $36.3 million in the first quarter of 2001 compared to the first quarter of 2000. The increase is primarily a result of increased wheat and soybean meal sales to third-parties in certain markets and, to a lesser extent, to certain foreign affiliates.

Operating income for this segment decreased $0.6 million in the first quarter of 2001 compared to the first quarter of 2000, primarily as a result of decreased income from operating certain mills in foreign countries. Despite the increase in commodity sales noted above, operating income from these sales remained essentially unchanged due to lower margins. Due to the nature of this segment's operations and its exposure to foreign political situations, management is currently unable to predict future sales and operating results.

The Company evaluated the recoverability of the long-lived assets of its Zambian milling operations at year-end 2000 due to its recent operating losses. The Company believes the value of those assets is presently recoverable. However, continued operating losses from this business could result in the carrying values not being recoverable, which could result in a material charge to earnings for the impairment of these assets. Total long-lived assets at these operations totaled $7.0 million at March 31, 2001.

Sugar and Citrus Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2001           2000

Net sales                             $  20.4            9.8
Operating income                      $   1.0           (2.7)

Net sales for the Sugar and Citrus segment increased $10.6 million in the first quarter of 2001 compared to the first quarter of 2000. The increase is primarily a result of higher sales volumes and, to a lesser extent, improved prices. Sales volumes have increased primarily as a result of increasing purchases of sugar from third-parties for resale. Operating income for this segment increased $3.7 million primarily as a result of the increased sales volumes and prices. Management cannot predict future sugar prices.

As a result of recent operating losses, at year-end 2000 the Company evaluated the recoverability of this segment's long-lived assets and believes that the value of those assets is presently recoverable. Recent operating losses were primarily the result of sugar prices below historical levels. Should sugar prices return to levels resulting in operating losses, the recoverability of this segment's long-lived assets would again need to be evaluated which could result in a material charge to earnings for the impairment of these assets.

Power Segment
                                     Three Months Ended March 31,
(Dollars in millions)                    2001           2000

Net sales                             $  17.0            6.6
Operating income                      $   3.3            1.4

Net sales for the Power segment increased $10.4 million in the first quarter of 2001 compared to the first quarter of 2000. Operating income increased $1.9 million in the first quarter of 2001 compared to the first quarter of 2000. These increases are primarily a result of a new power barge beginning operation in October 2000. Operation of the new barge is expected to continue to result in improved results for this segment during the remainder of 2001.

All Other
                                     Three Months Ended March 31,
(Dollars in millions)                     2001          2000

Net sales                             $    9.9          11.1
Operating income                      $   (1.8)         (0.8)

Net sales for all other businesses decreased $1.2 million in the first quarter of 2001 compared to the first quarter of 2000. Operating income decreased $1.0 million in the first quarter of 2001 compared to the first quarter of 2000. These decreases are primarily attributable to decreased demand for product from the Company's pickles and peppers operations in Honduras combined with lower yields in these operations.


Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $3.4 million to $30.8 million for the first quarter of 2001 compared to the first quarter of 2000. The increase is primarily a result of increasing service and support functions related to expanding operations in the Power, Sugar and Citrus, Commodity Trading and Milling, and Marine segments. As a percentage of revenues, SG&A decreased to 7.1% in the first quarter of 2001 from 7.4% in the first quarter of 2000, primarily due to the increased revenues in these same segments.


Interest Income

Interest income decreased $2.0 million in the first quarter of 2001 compared to the first quarter of 2000. The decrease primarily reflects a decrease in average funds invested. Average funds invested were higher during the first quarter of 2000 primarily from proceeds from the sale of the Poultry Division in January 2000.


Interest Expense

Interest expense decreased $1.4 million in the first quarter of 2001 compared to the first quarter of 2000. The decrease is primarily as a result of a decrease in short-term borrowings, partially offset by an increase in long-term borrowings. Short-term borrowings decreased primarily as a result of repaying short-term borrowings in the first quarter of 2000, primarily with proceeds from the Poultry Division sale, while long-term borrowings increased primarily as a result of debt assumed with certain acquisitions in 2000.


Loss from Foreign Affiliates

As discussed in Note 4, in 2001 the Company will begin reporting the results of its wine investment using the equity method. The related results will be recorded on a three-month lag and are not included in this quarter's results. As such, the Company anticipates increased losses from foreign affiliates in the remaining quarters of 2001.


Miscellaneous Income

Miscellaneous income decreased $3.3 million for the first quarter of 2001 compared to the first quarter of 2000. This decrease resulted primarily from a $2.0 million gain during the first quarter of 2000 from the recognition of unamortized proceeds from prior terminations of interest rate agreements associated with debt repaid during the quarter as discussed above.


Gain on Disposal of Discontinued Operations

The Company completed the sale of its Poultry Division on January 3, 2000, recognizing an after-tax gain on disposal of discontinued operations of $91.2 million during 2000, subsequently adjusted in the fourth quarter of 2000 to $90.0 million.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing interest rates, commodity prices and foreign currency exchange rates. Changes in interest rates impact the cash required to service variable rate debt. From time to time, the Company uses interest rate swaps to manage risks of increasing interest rates. Changes in commodity prices impact the cost of necessary raw materials, finished product sales and firm sales commitments. The Company uses corn, wheat, soybeans and soybean meal futures and options to manage certain risks of increasing prices of raw materials and firm sales commitments. From time to time, the Company uses hog futures to manage risks of increasing prices of live hogs acquired for processing. Changes in foreign currency exchange rates impact the cash paid or received by the Company on foreign currency denominated receivables and payables. The Company manages certain of these risks through the use of foreign currency forward exchange agreements. The Company's market risk exposure related to these items has not changed materially since December 31, 2000, except with respect to transactions denominated in Argentine Pesos as discussed below.

The majority of transactions at the Company's Sugar and Citrus operation in Argentina are denominated in Argentine Pesos. Over the past several years, the Argentine Peso has been pegged to the U.S. dollar and accordingly, there has been minimal exchange rate risk. However, deterioration of the economy in Argentina as well as local political instability increases the risk that there could be a currency devaluation. Management is closely monitoring the situation but is currently unable to predict the probability or magnitude of any devaluation. However, a substantial devaluation of the Argentine Peso could have a material adverse affect on the Company.


SEABOARD CORPORATION AND SUBSIDIARIES


                      PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

On April 6, 2001, the Sierra Club sent to the Company a Sixty-Day Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") and under the Emergency Planning and Community Right-to-Know Act ("EPCRA"). With respect to RCRA, it is alleged that the Company is engaging in the dumping of solid waste, causing contamination of underground drinking water sources through elevated nitrates in excess of the maximum contaminant allowed. With respect to EPCRA, it is alleged that the Company failed to notify the National Response Center and local officials of reportable releases of ammonia and hydrogen sulfide into the air. Both allegations relate to the Company's "Dorman" confined animal feeding operation. RCRA and EPCRA authorize civil penalties of $25,000 per each day of each violation. The Company is in the process of reviewing the allegations, but preliminarily believes they have no merit, and in the event a lawsuit is filed, will vigorously defend the suit.


Item 4. Submission of Matters to a Vote of Security Holders

The  annual  meeting of stockholders was held on  April  23,  2001  in
Newton, Massachusetts. Two items were submitted to a vote of stockholders as described in the Company's Proxy Statement dated March 9, 2001. The table below briefly describes the proposals and results of the stockholders' vote.

                                 Votes in    Votes
                                  Favor     Against   Abstain

1. To elect:
    H. Harry Bresky           1,405,046.75     0      32,828
    David A. Adamsen          1,435,549.75     0       2,325
    Douglas W. Baena          1,435,349.75     0       2,525
    Joe E. Rodrigues          1,433,288.75     0       4,586
    and Thomas J. Shields     1,435,539.75     0       2,335
    as directors.

2.  To ratify selection of
    KPMG LLP
    as independent auditors.  1,435,283.75   222       2,369


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K. Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended March 31, 2001.


This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the cost to purchase third-party hogs for processing at the Company's hog plant and the sale price for pork products from such operations, (v) the price for the Company's products and services, (vi) the effect of the Company's sugar business and foreign milling operations on the consolidated financial statements of the Company, or (vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.


PART II - OTHER INFORMATION



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  May 7, 2001

                           Seaboard Corporation


                           by: /s/ Robert L. Steer
                               Robert L. Steer, Senior Vice President,
                               Treasurer, and Chief Financial Officer



                           by: /s/ John A. Virgo
                               John A. Virgo, Corporate Controller