Form 10-Q
period 2001-06-30
SEABOARD CORP /DE/
filed 2001-08-06
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes   X  .  No   .


       There were 1,487,520 shares of common stock, $1.00 par value per share, outstanding on July, 27, 2001.

                                   Total pages in filing - 18 pages


                    PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                  June 30, 2001 and December 31, 2000
                        (Thousands of dollars)

                                                   (Unaudited)
                                                    June 30,    December 31,
                                                      2001         2000
                                Assets
Current assets:
  Cash and cash equivalents                        $ 14,933       $ 19,760
  Short-term investments                            132,336         91,375
  Receivables, net                                  212,814        243,643
  Inventories                                       208,976        218,030
  Deferred income taxes                              15,369         14,132
  Prepaid expenses and other                         33,404         23,760
       Total current assets                         617,832        610,700
Investments in and advances to foreign affiliates    61,920         63,302
Net property, plant and equipment                   607,622        611,361
Other assets                                         29,572         27,485
       Total assets                              $1,316,946     $1,312,848

                 Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                         $   46,287     $   80,480
  Current maturities of long-term debt               33,612         34,487
  Accounts payable                                   50,096         59,181
  Other current liabilities                         160,367        144,254
  Total current liabilities                         290,362        318,402
Long-term debt, less current maturities             310,386        312,418
Deferred income taxes                               110,281        107,833
Other liabilities                                    31,956         33,464
  Total non-current and deferred liabilities        452,623        453,715
Minority interest                                        62             46
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                        1,790          1,790
  Less 302,079 shares held in treasury                 (302)          (302)
                                                      1,488          1,488
  Additional capital                                 13,214         13,214
  Accumulated other comprehensive loss               (5,282)          (106)
  Retained earnings                                 564,479        526,089
       Total stockholders' equity                   573,899        540,685
Total liabilities and stockholders' equity      $ 1,316,946     $1,312,848

       See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
               Three months ended June 30, 2001 and 2000
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                              June 30,     June 30,
                                                2001         2000

Net sales                                   $  468,513   $  393,917
Cost of sales and operating expenses           398,720      350,140
  Gross income                                  69,793       43,777
Selling, general and administrative expenses    30,153       31,549
  Operating income                              39,640       12,228
Other income (expense):
  Interest income                                2,213        3,166
  Interest expense                              (7,184)      (8,091)
  Loss from foreign affiliates                  (2,423)        (793)
  Minority interest                                 11          222
   Gain on disposition of business              18,745            -
  Miscellaneous                                  1,687        3,083
  Total other income (expense), net             13,049       (2,413)
Earnings before income taxes                    52,689        9,815
Income tax expense                             (21,170)      (4,331)
Net earnings                                $   31,519   $    5,484

Earnings per common share                   $    21.19   $     3.68
Dividends declared per common share         $      .25   $      .25
Average number of shares outstanding         1,487,520    1,487,520

          See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                Six months ended June 30, 2001 and 2000
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                              June 30,     June 30,
                                                2001         2000

Net sales                                   $  903,773   $  763,724
Cost of sales and operating expenses           785,181      674,502
  Gross income                                 118,592       89,222
Selling, general and administrative expenses    60,916       58,959
  Operating income                              57,676       30,263
Other income (expense):
  Interest income                                4,522        7,518
  Interest expense                             (15,111)     (17,377)
  Loss from foreign affiliates                  (3,046)      (1,382)
  Minority interest                                (16)         488
  Gain on disposition of business               18,745            -
  Miscellaneous                                  2,459        7,128
  Total other income (expense), net              7,553       (3,625)
Earnings from continuing operations
 before income taxes                            65,229       26,638
Income tax expense                             (26,095)     (11,295)
Earnings from continuing operations             39,134       15,343
Gain on disposal of discontinued operations,
 net of income taxes of $56,560                      -       91,172
Net earnings                                $   39,134     $106,515

Earnings per common share
 from continuing operations                 $    26.31        10.31
Earnings per common share
 from discontinued operations                        -        61.29
Earnings per common share                   $    26.31   $    71.60
Dividends declared per common share         $      .50   $      .50
Average number of shares outstanding         1,487,520    1,487,520


          See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                Six months ended June 30, 2001 and 2000
                        (Thousands of dollars)
                              (Unaudited)


                                                      June 30,     June 30,
                                                        2001         2000

Cash flows from operating activities:
  Net earnings                                      $  39,134    $ 106,515
  Adjustments to reconcile net earnings to
   cash from operating activities:
      Net gain on disposal of discontinued operations       -      (91,172)
      Depreciation and amortization                    27,492       23,404
      Loss from foreign affiliates                      3,046        1,382
      (Gain)loss from disposal of fixed assets          1,072         (565)
      Gain from recognition of deferred swap proceeds       -       (3,760)
      Gain on disposition of business                 (18,745)           -
      Deferred income taxes                             4,356       18,748
  Changes in current assets and liabilities
   (net of businesses acquired and disposed):
      Receivables, net of allowance                    30,829        2,730
      Inventories                                       9,054        5,103
      Prepaid expenses and other                       (9,644)      (1,186)
      Current liabilities exclusive of debt             7,028      (44,552)
  Other, net                                            4,512          546
            Net cash from operating activities         98,134       17,193

Cash flows from investing activities:
  Purchase of investments                            (333,302)    (990,907)
  Proceeds from the sale or maturity of investments   293,053      899,847
  Capital expenditures                                (27,428)     (53,485)
  Proceeds from sale of fixed assets                    2,391        3,979
  Investments in and advances to foreign affiliates    (2,198)      (7,306)
  Acquisition of businesses                                 -      (42,019)
  Proceeds from disposal of discontinued operations,
    net of cash expenditures                                -      356,107
            Net cash from investing activities        (67,484)     166,216

Cash flows from financing activities:
  Notes payable to bank, net                          (34,193)    (154,260)
  Principal payments of long-term debt                 (2,907)     (20,159)
  Dividends paid                                         (744)        (744)
  Bond construction fund                                2,367            -
            Net cash from financing activities        (35,477)    (175,163)

Net change in cash and cash equivalents                (4,827)       8,246

Cash and cash equivalents at beginning of year         19,760       11,039

Cash and cash equivalents at end of quarter         $  14,933    $  19,285

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," as amended. This statement requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value has no net impact on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

The Company, from time-to-time, holds and issues certain derivative instruments to manage various types of market risks from its day-to-day operations. These primarily include the following: i) commodity futures and option contracts to manage risks of increasing prices of raw materials and firm sales commitments, ii) foreign currency exchange agreements to manage the foreign currency exchange risk on certain transactions denominated in foreign currencies, and iii) interest rate exchange agreements to manage the risk of fluctuations in interest rates. While management believes each of these instruments manage various market risks, only certain instruments are designated and accounted for as hedges under SFAS 133 as a result of the extensive record keeping requirements of the provision. During the first six months of 2001, the only instruments accounted for as hedges under SFAS 133 included certain commodity contracts and foreign currency exchange agreements within the Commodity Trading and Milling Segment. These were accounted for as fair value hedges and did not have a material impact on net earnings.

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


Note 2 - Comprehensive Income

Components of comprehensive income are summarized as follows:

                                  Three  Months Ended         Six Months Ended
                                       June 30,                   June 30,
(Thousands of dollars)               2001      2000            2001      2000

Net income                        $ 31,519  $  5,484         $39,134   $106,515
Other comprehensive income (loss)
  net of applicable taxes:
    Cumulative translation
     adjustment                       (326)       31            (326)        31
    Unrealized gain (loss) on
     investments                    (6,151)    1,338          (6,102)     2,019
   Change in deferred gain on
     swaps                             (51)        -           1,252          -
Total comprehensive income        $ 24,991  $  6,853         $33,958   $108,565

The components of accumulated other comprehensive loss for the six months ended June 30, 2001 are as follows:

                                             Balance                  Balance
                                           December  31,   Period     June 30,
(Thousands   of   dollars)                    2000         Change      2001

Cumulative  translation adjustment         $  (155)       $  (326)    $  (481)
Unrealized  gain  (loss)  on  investments       49         (6,102)     (6,053)
Deferred   gain  on  swaps                       -          1,252       1,252
Accumulated other comprehensive loss       $  (106)       $(5,176)    $(5,282)


Note 3 - Inventories

The following is a summary of inventories at June 30, 2001 and December 31, 2000:

                                                 June 30,    December 31,
(Thousands of dollars)                             2001         2000

At lower of LIFO cost or market:
  Live hogs and related materials               $125,817      $117,699
   Dressed pork and related materials              7,998        10,995
                                                 133,815       128,694
  LIFO allowance                                  (4,186)         (326)
       Total inventories at lower of LIFO cost
       or market                                 129,629       128,368
At lower of FIFO cost or market:
  Grain, flour and feed                           39,325        42,534
  Sugar produced and in process                   19,491        24,454
  Crops in production and related materials        4,297         4,978
  Other                                           16,234        17,696
       Total inventories at lower of FIFO cost
       or market                                  79,347        89,662
       Total inventories                        $208,976      $218,030


Note 4 - Contingencies

In August 2000, as a result of accounting errors and irregularities discovered in the Produce Division's books and records, management restated the Company's financial statements for each of the prior periods effected and filed a Form 10-K/A on August 28, 2000. In a letter dated December 27, 2000, the Securities and Exchange Commission
(SEC) notified the Company that it is conducting a formal investigation of this matter to determine whether there have been any violations of the federal securities laws and issued a subpoena to acquire certain documents from the Company. Management is cooperating with the SEC's requests and believes the outcome of the investigation will not have a material impact on the Company.

The Company owns certain partially completed hog production facilities, having a net carrying value of $12,326,000 at June 30,
2001. The Company continues to seek, but has not yet received, necessary operating and related permits. If the Company is unable to obtain such permits, the carrying value of such property would be impaired.

The Company is a defendant in a pending arbitration proceeding and related litigation in Puerto Rico brought by the owner of a chartered barge and tug which were damaged by fire after delivery of the cargo. Damages of $47.6 million are alleged. The Company received a ruling in the arbitration proceeding in its favor which dismisses the principal theory of recovery. The ruling has been upheld on appeal. The arbitration is likely to continue based on other legal theories, although the Company believes that it will have no responsibility for the loss.

The majority of transactions at the Company's Sugar and Citrus operation in Argentina are denominated in Argentine Pesos. As of June 30, 2001, the Company has $153,206,000 in net assets denominated in Argentine Pesos. Over the past several years, the Argentine Peso has been pegged to the U.S. dollar and accordingly, there has been minimal exchange rate risk. However, deterioration of the economy in
Argentina increases the risk that there could be a currency devaluation. Management is closely monitoring the situation but is currently unable to predict the probability or magnitude of any devaluation. However, a substantial devaluation of the Argentine Peso could have a material adverse affect on the financial position of the Company.

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

As a result of recent operating losses at the Company's Sugar and Citrus segment, at year-end 2000 the Company evaluated the recoverability of this segment's long-lived assets and determined that the value of those assets was presently recoverable. Recent operating losses were primarily the result of sugar prices below historical levels. Sugar prices have improved during the first six months of 2001 resulting in operating income for this segment. However, should sugar prices return to levels resulting in operating losses, the recoverability of this segment's long-lived assets would again need to be evaluated which could result in a material charge to earnings for the impairment of these assets.

Within the Commodity Trading and Milling Division, the Company evaluated the recoverability of the long-lived assets of its Zambian milling operation at year-end 2000 due to its recent operating losses and determined the value of those assets was presently recoverable. For the first six months of 2001, this operation has been profitable. However, should this business incur future operating losses, the recoverability of the long-lived assets of this business would again need to be evaluated which could result in a material charge to earnings for the impairment of these assets. Total long-lived assets of this business are $6,874,000 at June 30, 2001.


Sales to External Customers
                                Three  Months Ended          Six Months Ended
                                     June 30,                    June 30,
(Thousands of dollars)             2001      2000             2001      2000

Pork                             $211,103  $188,277         $392,997  $371,819
Marine                             96,663    87,633          186,554   164,484
Commodity Trading and Milling     121,046    86,678          237,275   166,528
Sugar and Citrus                   16,841    14,792           37,218    24,551
Power                              16,203     6,756           33,170    13,362
Wine                                    -     1,331                -     3,435
All Other                           6,657     8,450           16,559    19,545
 Segment/Consolidated Totals     $468,513  $393,917         $903,773  $763,724


Operating Income
                                Three  Months Ended          Six Months Ended
                                     June 30,                    June 30,
(Thousands of dollars)             2001      2000             2001      2000

Pork                             $ 25,476  $ 17,900         $ 37,302  $ 40,410
Marine                              6,379     3,058           11,032     2,534
Commodity Trading and Milling       4,152       (45)           4,476       876
Sugar and Citrus                    2,156    (1,132)           3,178    (3,800)
Power                               3,920     1,601            7,213     2,988
Wine                                    -    (1,504)               -    (3,399)
All Other                          (1,421)   (6,764)          (3,254)   (7,553)
 Segment Totals                    40,662    13,114           59,947    32,056
Corporate Items                    (1,022)     (886)          (2,271)   (1,793)
 Consolidated Totals             $ 39,640  $ 12,228         $ 57,676  $ 30,263


Total Assets
                                       June 30,     December 31,
(Thousands of dollars)                   2001           2000

Pork                                 $  506,307     $  510,836
Marine                                  119,765        121,895
Commodity Trading and Milling           175,544        197,751
Sugar and Citrus                        182,131        186,099
Power                                    81,538         88,514
All Other                                24,624         27,665
 Segment Totals                       1,089,909      1,132,760
Corporate Items                         227,037        180,088
 Consolidated Totals                 $1,316,946     $1,312,848

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


Note 6 - Disposition of Business

The Company had a non-controlling interest in a joint venture in Maine primarily engaged in the production and processing of salmon and other seafood products previously accounted for under the equity method. On May 2, 2001, this joint venture completed a merger with Fjord Seafood ASA (Fjord), a large salmon operation in Norway. The merger resulted in the Company exchanging its interest for 5,950,000 shares of common stock of Fjord. Based on the fair market value of Fjord stock on May 2, 2001, as quoted on the Oslo Stock Exchange, the Company recognized a gain in the second quarter of 2001 of $18,745,000 ($11,434,000 after taxes) related to this transaction. As of June 30, 2001, the trading price of Fjord's stock had decreased resulting in a net comprehensive loss of $6,086,000 (See Note 2). The Company's ownership interest in Fjord is accounted for as a non-current available for sale equity security, the carrying value of which was $15,642,000 at June 30, 2001.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
                                 June 30,          December 31,
                                   2001                2000
Current ratio                     2.13:1              1.92:1
Working capital                   $327.5              $292.3

Cash from operating activities for the six months ended June 30, 2001 increased $80.9 million compared to the same period one year earlier. The increase in cash flows was primarily related to changes in components of working capital and, to a lesser extent, an increase in net earnings from continuing operations. Changes in components of working capital, net of businesses acquired and disposed, are primarily related to the timing of normal transactions for voyage settlements, trade payables and receivables. Within the Commodity Trading and Milling segment, strong sales in the fourth quarter of 2000 and subsequent related collections resulted in a decrease in receivable balances from year end. In addition, during the first quarter of 2001, the Company collected $7.0 million in notes receivable related to the 1998 sale of its baking and flour milling operations in Puerto Rico.

Cash from investing activities for the six months ended June 30, 2001 decreased $233.7 million compared to the same period one year earlier. The decrease is primarily related to proceeds in the first quarter of 2000 from the sale of discontinued poultry operations, partially offset by acquisitions, capital expenditures and net purchases of investments.

The Company invested $27.4 million in property, plant and equipment for the six months ended June 30, 2001, of which $6.2 million was expended in the Pork segment, $12.9 million in the Marine segment, $6.2 million in the Sugar and Citrus segment and $2.1 million in other businesses of the Company.

The Company invested $6.2 million in the Pork segment primarily for the expansion of existing hog production facilities, completing construction of a new feed mill and for improvements to the pork processing plant. The Company plans to invest $7.8 million over the next six months for continued expansion of hog production facilities and general upgrades to the pork processing plant. In March 2001, the Company terminated previously announced plans to commence construction in 2001 of a second processing plant at a location in northeast Kansas. The Company continues to explore alternatives to increase processing capacity.

The Company invested $12.9 million in the Marine segment primarily for the purchase of a previously chartered vessel and, to a lesser extent, equipment. The Company plans to invest $1.6 million over the next six months for additional equipment.

The Company invested $6.2 million in the Sugar and Citrus segment primarily for improvements to existing facilities and sugarcane fields. Over the next six months, the Company anticipates spending $2.4 million for additional improvements.

Cash from financing activities for the six months ended June 30, 2001, increased $139.7 million compared to the same period one year earlier. This increase is primarily the result of an increase in repayments of notes payable and industrial development revenue bonds in the first six months of 2000, primarily with the proceeds from the Poultry Division sale.

In the first quarter of 2001, the Company's one-year revolving credit facilities totaling $141.0 million maturing in the first quarter of 2001 were extended for an additional year and the short-term uncommitted credit lines totaling $119.5 million were reduced to $89.5 million. As of June 30, 2001, the Company had $25.0 million outstanding under one-year revolving credit facilities and $21.3 million outstanding under short-term uncommitted credit lines.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities will be adequate for its current and intended operations.



RESULTS OF OPERATIONS

Net sales for the three and six months ended June 30, 2001 increased $74.6 and $140.0 million, respectively, compared to the same periods one year earlier. Operating income for both the three and six months ended June 30, 2001 increased $27.4, compared to the same periods one year earlier.

Pork Segment
                             Three Months Ended      Six Months Ended
                                June 30,                June 30,
(Dollars in millions)          2001      2000         2001      2000
Net sales                    $ 211.1     188.3      $ 393.0     371.8
Operating income             $  25.5      17.9      $  37.3      40.4

Net sales for the Pork segment increased $22.8 and $21.2 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. These increases are primarily a result of higher pork prices. Management believes pork prices have increased primarily as a result of the favorable industry relationship of pork supplies and pork demand.

Operating income for the Pork segment increased $7.6 million and decreased $3.1 million, respectively, for the three and six months ended June 30, 2001, compared to the same periods in 2000. The three month period increase is primarily the result of a more favorable sales mix and, to a lesser extent, higher sales prices during the quarter as discussed above partially offset by higher Company-raised hog costs. The decrease for the six-month period is primarily a result of higher Company-raised hog costs, partially offset by higher sales prices as discussed above. The cost of Company-raised hogs increased primarily as colder winter conditions increased feed and energy usage while feed and energy prices also increased throughout the growing period of the hogs processed during the first half of 2001. These cost increases contributed to a $3.9 million charge to the LIFO inventory allowance in the first six months of 2001 with additional charges anticipated for the remaining half of 2001. While management is unable to predict future market prices, it currently anticipates overall market conditions during the remainder of 2001 will continue to be favorable.



Marine Segment
                             Three Months Ended      Six Months Ended
                                June 30,                June 30,
(Dollars in millions)          2001      2000         2001      2000
Net sales                   $   96.7      87.6      $ 186.6     164.5
Operating income            $    6.4       3.1      $  11.0       2.5

Net sales for the Marine segment increased $9.1 and $22.1 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. These increases resulted from an increase in volumes, new services offered as a result of the acquisition of a cargo terminal facility at the Port of Houston in 2000 and, to a lesser extent, an increase in cargo rates. Although economic uncertainties still exist in certain South American markets, volumes and rates in these markets improved during 2001 compared to 2000 although partially offset by a decline in business in the Caribbean Basin.

Operating income for the Marine segment increased $3.3 and $8.5 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000, primarily as a result of improved South American markets discussed above. Management anticipates that these market conditions will continue through the remainder of 2001.


Commodity Trading and Milling Segment

                             Three Months Ended      Six Months Ended
                                June 30,                June 30,
(Dollars in millions)          2001      2000         2001      2000
Net sales                    $ 121.0      86.7      $ 237.3     166.5
Operating income             $   4.2       0.0      $   4.5       0.9

Net sales for the Commodity Trading and Milling segment increased $34.3 and $70.8 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. The increases are primarily a result of increased wheat and soybean sales to third-parties in certain markets and, to a lesser extent, to certain foreign affiliates.

Operating income for this segment increased $4.2 and $3.6 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. The increases are primarily a result of improvements in operating certain mills in foreign countries, including Zambia being profitable, and, to a lesser extent, increased commodity sales noted above. The current profitability of Zambia reduces the risk of impairment of related long-lived assets as discussed in Note 5 to the Condensed Consolidated Financial Statements. Due to the nature of this segment's operations and its exposure to foreign political situations, management is currently unable to predict future sales and operating results.


Sugar and Citrus Segment
                             Three Months Ended      Six Months Ended
                                June 30,                June 30,
(Dollars in millions)          2001      2000         2001      2000
Net sales                    $  16.8      14.8      $  37.2      24.6
Operating income             $   2.2      (1.1)     $   3.2      (3.8)

Net sales for the Sugar and Citrus segment increased $2.0 million and $12.6 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. For the three-month period, the increase is a result of higher sugar prices partially offset by a decrease in sales volumes. For the six-month period, the increase is a result of higher sales volumes and improved sugar prices. Sales volumes increased primarily as a result of an increase in the resale of sugar purchased from third-parties.

Operating income for this segment increased $3.3 million and $7.0 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000, primarily as a result of increased sales volumes, higher sugar prices and increases in production efficiencies. The current profitability of this segment reduces the risk of impairment of related long-lived assets as discussed in Note 5 to the Condensed Consolidated Financial Statements. While management is unable to predict sugar prices or operating results, it currently anticipates that overall market conditions for the remainder of 2001 will continue to be favorable unless the current economic situation in Argentina causes market disruptions, including the potential of a currency devaluation as discussed in Note 4 to the Condensed Consolidated Financial Statements.


Power Segment
                             Three Months Ended      Six Months Ended
                                June 30,              June 30,
(Dollars in millions)          2001      2000         2001      2000
Net sales                    $  16.2       6.8      $  33.2      13.4
Operating income             $   3.9       1.6      $   7.2       3.0

Net sales for the Power segment increased $9.4 million and $19.8 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. Operating income increased $2.3 million and $4.2 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. The increases are primarily the result of a new power barge beginning operations in October 2000. Operation of the new barge is expected to continue to result in improved results for this segment for the remainder of 2001.


All Other
                             Three Months Ended      Six Months Ended
                                June 30,              June 30,
(Dollars in millions)          2001      2000         2001      2000
Net sales                    $   6.7       8.5      $  16.6      19.5
Operating income             $  (1.4)     (6.8)     $  (3.3)     (7.6)

Sales decreased for all other businesses for the three and six months ended June 30, 2001, compared to the same periods in 2000 as a result of discontinuing the business of marketing fruits and vegetables as discussed below. Operating income from all other businesses improved for the three and six months ended June 30, 2001, compared to the same periods in 2000. This improvement was primarily the result of the Company discontinuing the business of marketing fruits and vegetables by selling certain assets of its Produce Division during the third quarter of 2000.


Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $1.4 million and increased $2.0 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. The decrease for the quarter is primarily the result of discontinuing the business of marketing fruits and vegetables by the Produce Division in the prior year as discussed above, partially offset by increases discussed below. The increases are primarily a result of increasing service and support functions related to expanding operations in the Power, Sugar and Citrus, Commodity Trading and Milling, and Marine Segments. As a percentage of revenues, SG&A decreased to 6.4% for the second quarter of 2001 from 8.0% for the second quarter of 2000. For the six months ended June 30, 2001 SG&A decreased to 6.7% from 7.7% for the same period in 2000 primarily the result of increased revenues in these same segments.


Interest Income

Interest income decreased $1.0 and $3.0 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. The decreases primarily reflect a decrease in average funds invested. Average funds invested were higher during 2000 primarily from proceeds from the sale of the Poultry Division in January 2000.


Interest Expense

Interest expense decreased $0.9 and $2.3 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. The decreases are primarily a result of a decrease in short-term borrowings, partially offset by an increase in long-term borrowings. Short-term borrowings decreased primarily as a result of repaying short-term borrowings in the first quarter of 2000, primarily with proceeds from the Poultry Division sale, while average long-term borrowings increased as a result of debt assumed with certain acquisitions in 2000.


Loss from Foreign Affiliates

Losses from foreign affiliates increased $1.6 and $1.7 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. These increases were primarily due to the Company beginning to report operating results of the Company's wine investment using the equity method during 2001 as discussed in Note 5 and, to a lesser extent, from lower earnings at certain milling operations in Africa. As the Company reports the wine investment results on a three-month lag, operating results for only three months are included for 2001. The Company anticipates increased losses from foreign affiliates for the remainder of 2001 compared to 2000.


Gain on Disposition of Business

During the second quarter of 2001, the Company exchanged its non-controlling interest in a joint venture for shares of common stock in Fjord Seafood ASA resulting in a gain of $18.7 million ($11.4 million after taxes). See Note 6 to the Condensed Consolidated Financial Statements for further discussion.


Miscellaneous Income

Miscellaneous income decreased $1.4 and $4.7 million, respectively, for the three and six months ended June 30, 2001 compared to the same periods in 2000. These decreases are primarily from a $1.8 and $3.8 million gain for the three and six months, respectively, during 2000 from the recognition of unamortized proceeds from prior terminations of interest rate agreements associated with debt repaid during 2000, as discussed above.


Gain on Disposal of Discontinued Operations

The Company completed the sale of its Poultry Division on January 3, 2000, recognizing an after-tax gain on disposal of discontinued operations of $91.2 million during 2000, subsequently adjusted in the fourth quarter of 2000 to $90.0 million.



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing interest rates, commodity prices and foreign currency exchange rates. Changes in interest rates impact the cash required to service variable rate debt. From time to time, the Company uses interest rate swaps to manage risks of increasing interest rates. Changes in commodity prices impact the cost of necessary raw materials, finished product sales and firm sales commitments. The Company uses corn, wheat, soybeans and soybean meal futures and options to manage certain risks of increasing prices of raw materials and firm sales commitments. From time to time, the Company uses hog futures to manage risks of increasing prices of live hogs acquired for processing. Changes in foreign currency exchange rates impact the cash paid or received by the Company on foreign currency denominated receivables and payables. The Company manages certain of these risks through the use of foreign currency forward exchange agreements. The Company's market risk exposure related to these items has not changed materially since December 31, 2000, except with respect to transactions denominated in Argentine Pesos as discussed in Note 4 to the Condensed Consolidated Financial Statements.


                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

On June 7, 2001, the United States Environmental Protection Agency, Region 6 ("EPA") filed an Emergency Administrative Order (the "SDWA Order"), pursuant to Section 1431(a) of the Safe Drinking Water Act, 42 U.S.C. Sec. 300i(a) (the "SDWA"), against the Company's subsidiary, Seaboard Farms, Inc. ("Seaboard Farms"), and PIC International Group, Inc. ("PIC") (collectively, "Respondents"). The SDWA Order alleges that the Respondents have violated the SDWA, through the operation of five swine facilities and the introduction of a contaminant (nitrate) into water used by several residences creating an imminent and substantial risk of harm to the persons drinking the water. The SDWA Order requires the Respondents to provide drinking water to three residences and to identify potential additional wells used for drinking water close to the facilities, to test the water in each of the additional wells for nitrate levels and to provide drinking water to any additional residences, as required by EPA. In the event the Respondents fail to comply with the SDWA Order, the EPA may commence a civil action and can seek a civil penalty of up to $15,000 per day, per violation. The swine operations are located in an area of Oklahoma which historically (before the swine farms were constructed) has high nitrate levels. The lagoons retaining effluent at the operations are lined with 30 mil high density polyethylene plastic liners, and land application of effluent for the purposes of fertilization occurs at agronomic rates (according to soil conditions and crop need). The Company does not believe the facilities are the source of the nitrates in the wells; however, the Company is cooperating with EPA.

On or about July 20, 2001, Respondents filed an action in the United States Court of Appeals for the Tenth Circuit petitioning the Court to set aside, declare invalid, and/or remand the SDWA Order for further proceedings on the basis that the SDWA Order is arbitrary, capricious, an abuse of discretion and otherwise not in accordance with law and was issued without the observance of procedures required by law.

On June 29, 2001, the EPA filed a Unilateral Administrative Order (the "RCRA Order"), pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), against the same Respondents as those in the SDWA Order: Seaboard Farms and PIC. The RCRA Order contains principally the same allegations as the SDWA Order that the same five swine facility operations are causing or could cause contamination of the groundwater and that as a result, Respondents have violated RCRA through the mishandling of solid waste in the lagoons at the facilities which may present an imminent and substantial endangerment to human health and/or the environment. The RCRA Order requires Respondents to develop and undertake a study to determine if there has been any contamination from the lagoons and if there has been, to develop and undertake a remedial plan. In the event the Respondents fail to comply with the RCRA Order, the EPA may commence a civil action and can seek a civil penalty of up to $5,500 per day, per violation.

The facilities which are the subject of the SDWA Order and the RCRA Order were previously owned by PIC. PIC is presently providing indemnity and defense of the action reserving its right to contest the obligation to provide the indemnity. The Company does not believe there are any grounds to contest providing the indemnity. The indemnity is subject to a $5,000,000 limit.



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     2.1  Subscription Agreement by and between Seaboard  Corporation,
     Fjord   Seafood  ASA,  ContiSea,  LCC,  DRFF  Corp.,   ContiGroup
     Companies, Inc. and Sabroso AS, dated March 16, 2001.

(b)  Reports on Form 8-K

     Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended June 30, 2001.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the sale price for pork products from such operations, (v) the price for the Company's products and services, (vi) the effect the Company's sugar business and foreign milling operations on the consolidated financial statements of the Company, or (vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors which could cause such differences.







                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  August 6, 2001

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Senior Vice
                               President, Treasurer, and Chief
                               Financial Officer



                           by:  /s/ John A. Virgo
                                  John A. Virgo, Corporate Controller