Form 10-Q
period 2001-09-29
SEABOARD CORP /DE/
filed 2001-11-02
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 29, 2001

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


       There were 1,487,520 shares of common stock, $1.00 par value per share, outstanding on October 26, 2001.

                                   Total pages in filing - 17 pages


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                        (Thousands of dollars)

                                                  (Unaudited)
                                                 September 29,    December 31,
                                                     2001             2000
                                Assets
Current assets:
  Cash and cash equivalents                      $   14,850       $   19,760
  Short-term investments                            141,158           91,375
  Receivables, net                                  226,596          243,643
  Inventories                                       206,512          218,030
  Deferred income taxes                              14,915           14,132
  Prepaid expenses and other                         33,021           23,760
       Total current assets                         637,052          610,700
Investments in and advances to foreign affiliates    56,503           63,302
Net property, plant and equipment                   606,651          611,361
Other assets                                         26,805           27,485
       Total assets                              $1,327,011       $1,312,848

                 Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                         $   41,592       $   80,480
  Current maturities of long-term debt               60,365           34,487
  Accounts payable                                   57,906           59,181
  Other current liabilities                         157,065          144,254
Total current liabilities                           316,928          318,402
Long-term debt, less current maturities             282,727          312,418
Deferred income taxes                               112,776          107,833
Other liabilities                                    29,863           33,464
       Total non-current and deferred liabilities   425,366          453,715
Minority interest                                        98               46
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares
       Issued 1,789,599 shares                        1,790            1,790
  Less 302,079 shares held in treasury                 (302)            (302)
                                                      1,488            1,488
  Additional capital                                 13,214           13,214
  Accumulated other comprehensive loss                 (616)            (106)
  Retained earnings                                 570,533          526,089
       Total stockholders' equity                   584,619          540,685
Total liabilities and stockholders' equity       $1,327,011       $1,312,848

       See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
            (Thousands of dollars except per share amounts)
                              (Unaudited)


                                                    Three Months Ended
                                             September 29,      September 30,
                                                 2001               2000

Net sales                                    $   466,898        $   372,260
Cost of sales and operating expenses             408,420            329,910
  Gross income                                    58,478             42,350
Selling, general and administrative expenses      28,798             31,447
  Operating income                                29,680             10,903
Other income (expense):
  Interest income                                  1,802              2,362
  Interest expense                                (6,011)            (6,995)
  Loss from foreign affiliates                    (1,520)              (884)
  Minority interest                                  (22)               102
  Net gains (losses) on investments              (14,719)             4,296
  Miscellaneous net                               (2,645)              (890)
  Total other income (expense), net              (23,115)            (2,009)
Earnings before income taxes                       6,565              8,894
Income tax expense                                  (139)            (5,230)
Net earnings                                 $     6,426        $     3,664

Earnings per common share                    $      4.32        $      2.46
Dividends declared per common share          $       .25        $       .25
Average number of shares outstanding           1,487,520          1,487,520


          See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
            (Thousands of dollars except per share amounts)
                              (Unaudited)

                                                     Nine Months Ended
                                              September 29,     September 30,
                                                  2001              2000

Net sales                                    $ 1,370,671        $ 1,135,984
Cost of sales and operating expenses           1,193,601          1,004,412
  Gross income                                   177,070            131,572
Selling, general and administrative expenses      89,714             90,406
  Operating income                                87,356             41,166
Other income (expense):
  Interest income                                  6,324              9,880
  Interest expense                               (21,122)           (24,372)
  Loss from foreign affiliates                    (4,566)            (2,266)
  Minority interest                                  (38)               590
  Net gains on investments                         4,531              5,291
  Miscellaneous net                                 (691)             5,243
  Total other income (expense), net              (15,562)            (5,634)
Earnings from continuing operations
 before income taxes                              71,794             35,532
Income tax expense                               (26,234)           (16,525)
Earnings from continuing operations               45,560             19,007
Gain on disposal of discontinued operations,
 net of income taxes of $56,560                        -             91,172
Net earnings                                 $    45,560        $   110,179

Earnings per common share
 from continuing operations                  $     30.63        $     12.77
Earnings per common share
 from discontinued operations                          -              61.29
Earnings per common share                    $     30.63        $     74.06
Dividends declared per common share          $       .75        $       .75
Average number of shares outstanding           1,487,520          1,487,520


          See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                        (Thousands of dollars)
                              (Unaudited)

                                                        Nine Months Ended
                                                  September 29,  September 30,
                                                      2001            2000

Cash flows from operating activities:
  Net earnings                                    $   45,560     $   110,179
  Adjustments to reconcile net earnings to
    cash from operating activities:
       Net gain on disposal of discontinued
       operations                                          -         (91,172)
       Depreciation and amortization                  41,542          36,175
       Loss from foreign affiliates                    4,566           2,266
       Net gains on investments                       (4,531)         (5,291)
       Net gains from sale of fixed assets               (89)         (1,035)
       Gain from recognition of deferred
        swap proceeds                                      -          (3,760)
       Deferred income taxes                           4,241          26,430
  Changes in current assets and liabilities
    (net of businesses acquired and disposed):
       Receivables, net of allowance                  17,047         (12,275)
       Inventories                                    11,518         (23,046)
       Prepaid expenses and other                     (9,261)         (8,663)
       Current liabilities exclusive of debt          11,536         (15,581)
  Other, net                                          (1,480)          2,492
            Net cash from operating activities       120,649          16,719

Cash flows from investing activities:
  Purchase of investments                           (593,768)     (1,136,511)
  Proceeds from the sale or maturity of investments  547,163       1,098,997
  Capital expenditures                               (42,330)        (92,997)
  Proceeds from sale of fixed assets                   2,613           4,203
  Investments in and advances to foreign affiliates    1,439          (7,386)
  Acquisition of businesses                                -         (45,444)
  Proceeds from disposal of discontinued operations,
    net of cash expenditures                               -         356,107
            Net cash from investing activities       (84,883)        176,969

Cash flows from financing activities:
  Notes payable to bank, net                         (38,888)       (152,425)
  Principal payments of long-term debt                (3,813)        (23,706)
  Dividends paid                                      (1,116)         (1,116)
  Bond construction fund                               3,141               -
            Net cash from financing activities       (40,676)       (177,247)
Net change in cash and cash equivalents               (4,910)         16,441
Cash and cash equivalents at beginning of year        19,760          11,039
Cash and cash equivalents at end of quarter       $   14,850     $    27,480

       See notes to condensed consolidated financial statements.



SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-
controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000 as filed in its Annual Report on Form 10-K. Beginning with the quarter ended September 29, 2001, the Company's first three quarterly periods include approximately 13 weekly periods and end on the Saturday closest to the end of March, June, and September. The Company's fiscal year-end will remain December 31. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

The Company, from time-to-time, holds and issues certain derivative instruments to manage various types of market risks from its day-to-day operations. These primarily include the following: i) commodity futures and option contracts to manage risks of increasing prices of raw materials and firm sales commitments, ii) foreign currency exchange agreements to manage the foreign currency exchange risk on certain transactions denominated in foreign currencies, and iii) interest rate exchange agreements to manage the risk of fluctuations in interest rates. While management believes each of these instruments manage various market risks, only certain instruments are designated and accounted for as hedges under SFAS 133 as a result of the extensive record keeping requirements of the provision. During the first nine months of 2001, the only instruments accounted for as hedges under SFAS 133 included certain commodity contracts and foreign currency exchange agreements within the Commodity Trading and Milling Segment. These were accounted for as fair value hedges and did not have a material impact on net earnings.

Adoption of this statement resulted in adjustments primarily to the Company's balance sheet as derivative instruments and related agreements and deferred amounts were recorded as assets and liabilities with corresponding adjustments to other comprehensive income or earnings. The adoption resulted in a cumulative-effect-type adjustment increasing other comprehensive income by $1,353,000, net of related income taxes, as deferred proceeds from previously terminated swap agreements were reclassified from liabilities. During fiscal 2001, $200,000 of this adjustment, net of related income taxes, is expected to be recognized in earnings. The adoption did not have a material impact on the Company's earnings or cash flows.



Note 2 - Comprehensive Income

Components of total comprehensive income are summarized as follows:

                                      Three Months Ended          Nine Months Ended
                                   September 29, September 30, September 29,  September 30,
(Thousands of dollars)                2001          2000          2001           2000
Net income                           $  6,426      $  3,664      $ 45,560       $110,179
Other comprehensive income (loss)
 net of applicable taxes:
  Cumulative translation adjustment       (95)          (67)         (421)           (36)
  Unrealized gain (loss) on investments 4,811        (1,819)       (1,291)           200
  Change in deferred gain on swaps        (50)            -         1,202              -
Total comprehensive income           $ 11,092      $  1,778      $ 45,050       $110,343

The components of accumulated other comprehensive loss for the nine months ended September 29, 2001 are as follows:

                                         Balance                   Balance
                                       December 31     Period    September 29
(Thousands of dollars)                    2000         Change        2001

Cumulative translation adjustment      $  (155)       $  (421)    $  (576)
Unrealized gain (loss) on investments       49         (1,291)     (1,242)
Deferred gain on swaps                       -          1,202       1,202
Accumulated  other comprehensive loss  $  (106)       $  (510)    $  (616)


Note 3 - Inventories

The following is a summary of inventories at September 29, 2001 and December 31, 2000:

                                                    September 29,  December 31,
(Thousands of dollars)                                 2001           2000

At lower of LIFO cost or market:
  Live hogs and related materials                      $125,891     $117,699
  Dressed pork and related materials                      9,788       10,995
                                                        135,679      128,694
  LIFO allowance                                         (5,032)        (326)
     Total inventories at lower of LIFO cost or market  130,647      128,368
At lower of FIFO cost or market:
  Grain, flour and feed                                  32,739       42,534
  Sugar produced and in process                          20,084       24,454
  Crops in production and related materials               3,910        4,978
  Other                                                  19,132       17,696
     Total inventories at lower of FIFO cost or market   75,865       89,662
     Total inventories                                 $206,512     $218,030



Note 4 - Contingencies

In August 2000, as a result of accounting errors and irregularities discovered in the Produce Division's books and records, management restated the Company's financial statements for each of the prior periods affected and filed a Form 10-K/A on August 28, 2000. In a letter dated December 27, 2000, the Securities and Exchange Commission
(SEC) notified the Company that it was conducting a formal investigation of this matter to determine whether there had been any violations of the federal securities laws and issued a subpoena to acquire certain documents from the Company. In October 2001, the SEC concluded its investigation and did not take action against the Company.

The Company owns certain partially completed hog production facilities having a net carrying value of $12,326,000 at September 29, 2001. The Company continues to seek, but has not yet received, necessary operating and related permits. If the Company is unable to obtain such permits, the carrying value of such property would be impaired.

The Company is a defendant in a pending arbitration proceeding and related litigation in Puerto Rico brought by the owner of a chartered barge and tug which were damaged by fire after delivery of the cargo. Damages of $47.6 million are alleged. The Company received a ruling in the arbitration proceeding in its favor, which dismisses the principal theory of recovery. The ruling has been upheld on appeal. The arbitration is likely to continue based on other legal theories, although the Company believes it will have no responsibility for the loss.

The majority of transactions at the Company's Sugar & Citrus operation in Argentina are denominated in Argentine Pesos. As of September 29, 2001, the Company has $160,897,000 in net assets denominated in Argentine Pesos. Over the past several years, the Argentine Peso has been pegged to the U.S. Dollar and accordingly, there has been minimal exchange risk. However, deterioration of the economy and recent political elections in Argentina increase the risk that there could be a currency devaluation. Management is closely monitoring the situation but is currently unable to predict the probability or magnitude of any devaluation. However, a substantial devaluation of the Argentine Peso could have a material adverse effect on the financial position of the Company.

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

In December 2000 the Company exchanged its controlling interest in its Wine segment and a cash investment for a non-controlling interest in a large wine operation to be accounted for using the equity method. As a result, the Company's segment disclosures do not reflect operating results for the Wine segment in 2001.

As a result of continued operating losses through year-end 2000 at the Company's Sugar and Citrus segment, the Company evaluated the recoverability of this segment's long-lived assets, concluding that the value of those assets is presently recoverable. Operating losses during 2000 were primarily the result of sugar prices below historical levels. Sugar prices have improved during 2001 resulting in operating income for this segment. However, should sugar prices return to levels resulting in operating losses, the recoverability of this segment's long-lived assets would again need to be evaluated which could result in a material charge to earnings for the impairment of these assets.

Within the Commodity Trading and Milling Division, the Company evaluated the recoverability of the long-lived assets of its milling operations in Zambia at year-end 2000 due to its recent operating losses and determined the carrying value of those assets were presently recoverable. During 2001, this operation has been profitable. However, should this business incur future operating losses, the recoverability of the long-lived assets of this business would again need to be evaluated which could result in a material charge to earnings for the impairment of these assets. Total long-lived assets of this business totaled $6,731,000 at September 29, 2001.

Management is considering various strategic alternatives for the Produce Division (included in "All Other" below) as a result of continuing operating losses. Final conclusion of strategic alternatives for this division could result in a determination that the carrying values of certain assets are not recoverable, causing a material charge to earnings for the impairment of such assets during the fourth quarter of 2001. Total long-lived assets of this division totaled $7,231,000 at September 29, 2001.


Sales to External Customers:
                                   Three Months Ended           Nine Months Ended
                               September 29, September 30,  September 29, September 30,
(Thousands of dollars)             2001          2000           2001          2000
Pork                           $  193,146    $  176,954     $  586,143    $  548,773
Marine                             97,641        95,651        284,195       260,135
Commodity Trading and Milling     130,302        68,540        367,577       235,068
Sugar and Citrus                   22,988        17,906         60,206        42,457
Power                              16,222         6,141         49,392        19,503
Wine                                    -         1,156              -         4,591
All Other                           6,599         5,912         23,158        25,457
 Segment/Consolidated Totals   $  466,898    $  372,260     $1,370,671    $1,135,984

Operating Income
                                   Three Months Ended           Nine Months Ended
                               September 29, September 30,  September 29, September 30,
(Thousands of dollars)             2001          2000           2001          2000
Pork                           $   20,279    $   14,568     $   57,581    $   54,978
Marine                              4,122         3,562         15,154         6,096
Commodity Trading and Milling       1,459        (1,835)         5,935          (959)
Sugar and Citrus                    2,996          (417)         6,174        (4,217)
Power                               3,973           492         11,186         3,480
Wine                                    -        (1,922)             -        (5,321)
All Other                          (2,312)       (2,926)        (5,566)      (10,479)
 Segment Totals                $   30,517    $   11,522     $   90,464    $   43,578
Corporate items                      (837)         (619)        (3,108)       (2,412)
 Segment/Consolidated Totals   $   29,680    $   10,903     $   87,356    $   41,166


Total Assets
                                    September 29,    December 31,
(Thousands of dollars)                  2001            2000

Pork                                 $  512,203     $  510,836
Marine                                  120,206        121,895
Commodity Trading and Milling           175,211        197,751
Sugar and Citrus                        195,213        186,099
Power                                    93,200         88,514
All Other                                21,899         27,665
 Segment Totals                       1,117,932      1,132,760
Corporate items                         209,079        180,088
 Consolidated Totals                 $1,327,011     $1,312,848

Administrative services provided by the corporate office are primarily allocated to the individual segments based on the size and nature of their operations. Corporate assets include investments, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments.



Note 6 - Gains (Losses) on Investments

The Company had a non-controlling interest in a joint venture in Maine primarily engaged in the production and processing of salmon and other seafood products. It was previously accounted for as a long-term investment under the equity method. On May 2, 2001, this joint venture completed a merger with Fjord Seafood ASA (Fjord), an integrated salmon producer and processor headquartered in Norway. The merger resulted in the Company exchanging its interest for 5,950,000 shares of common stock of Fjord. Based on the fair market value of Fjord stock on May 2, 2001, as quoted on the Oslo Stock Exchange, the Company recognized a gain in the second quarter of 2001 of $18,745,000 ($11,434,000 after taxes) related to this transaction. The Company's ownership interest in Fjord is accounted for as a non-current available-for-sale equity security. After May 2, 2001, the trading price of Fjord's stock had decreased resulting in a comprehensive loss of $9,977,000 ($6,086,000 net of taxes) as of June 30, 2001.

In mid-August 2001, Fjord's management announced significantly lower operating results primarily caused by low market prices for salmon during the past several months resulting in a decline of Fjord's stock price. Further dampening the prospects for near term recovery, the events of September 11, 2001 caused worldwide economic instability resulting in various near term economic uncertainties. On September 28, 2001, Fjord's management announced plans for a NOK 700 million private placement to raise needed capital. As part of this plan, Seaboard agreed to invest an additional NOK 100 million (approximately $11.4 million) at NOK 6 per share, subject to reduction based on exercise of preemptive rights by other shareholders of Fjord. The private placement is expected to be completed in mid-November 2001.

Seaboard's management continues to believe in the long-term viability of this investment as evidenced by the above commitment for additional capital investment. However, as a result of the events discussed above and the amount of the per share price decline, management determined the decline in value on its total investment in Fjord is other than temporary. As a result, a charge to earnings was recorded in the third quarter of 2001 for $18,635,000 ($11,367,000 after taxes). The remaining total carrying value of this investment as of September 29, 2001 was $5,029,000.

During the third quarter of 2001, the Company sold shares of a long-term investment of a non-controlling interest in a foreign company for $4,000,000 in cash. As a result, the Company recognized a pre-tax gain of $3,724,000 ($2,272,000 after taxes) during the third quarter.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



LIQUIDITY AND CAPITAL RESOURCES

                              September 29,        December 31,
                                   2001                2000
Current ratio                     2.01:1              1.92:1
Working capital                   $320.1              $292.3


Cash from operating activities for the nine months ended September 29, 2001 increased $103.9 million compared to the same period one year earlier. The increase in cash flows was primarily related to changes in components of working capital and, to a lesser extent, increases in net earnings from continuing operations. Changes in components of working capital, net of businesses acquired and disposed, are primarily related to the timing of normal transactions for voyage settlements, trade payables and receivables. Within the Commodity Trading & Milling segment, strong sales in the fourth quarter of 2000 and subsequent related collections resulted in a decrease in receivable balances from year-end. In addition, during the first quarter of 2001, the Company collected $7.0 million in notes receivable related to the 1998 sale of its baking and flour milling operations in Puerto Rico. These reductions have been partially offset by increased trade receivables in the Power and Sugar and Citrus segments as a result of increased sales.

Cash from investing activities for the nine months ended September 29, 2001 decreased $261.9 million compared to the same period one year earlier. The decrease is primarily related to proceeds in the first quarter of 2000 from the sale of the discontinued poultry operations, partially offset by acquisitions and capital expenditures.

The Company invested $42.3 million in property, plant and equipment for the nine months ended September 29, 2001, of which $13.4 million was expended in the Pork segment, $16.4 million in the Marine segment, $9.1 million in the Sugar and Citrus segment and $3.4 million in other businesses of the Company.

The capital expenditures of $13.4 million in the Pork segment primarily relates to the expansion of existing hog production facilities,  completion  of  construction  of  a  new  feed  mill  and improvements  to  the  pork processing plant.  The  Company  plans  to invest $5.1 million during the remainder of 2001 for continued expansion of hog production facilities and general upgrades to the pork processing plant. In March 2001, the Company terminated previously announced plans to commence construction in 2001 of a second processing plant at a location in northeast Kansas. The
Company continues to explore alternatives to increase processing capacity.

The  Company  invested  $16.4 million in the Marine  segment  for  the purchase of a previously chartered vessel and for equipment. The Company plans to invest $3.2 million during the remainder of 2001 for additional equipment.

The Company invested $9.1 million in the Sugar and Citrus segment primarily for improvements to existing facilities and sugarcane fields. During the remainder of 2001, the Company anticipates spending $2.2 million for additional improvements.

The Company has committed to invest an additional NOK 100 million (approximately $11.4 million) in a private placement of Fjord Seafood ASA stock during the fourth quarter of 2001, subject to reduction based on exercise of preemptive rights by other shareholders of Fjord. See Note 6 to the Condensed Consolidated Financial Statements for further discussion.

Cash from financing activities for the nine months ended September 29, 2001 increased $136.6 million compared to the same period one year earlier. This increase is primarily the result of an increase in repayments of notes payable and industrial revenue bonds in 2000, primarily with the proceeds from the Poultry Division sale.

In the first quarter of 2001, the Company's one-year revolving credit facilities totaling $141.0 million maturing in the first quarter of 2001 were extended for an additional year and the short-term uncommitted credit lines totaling $119.5 million were reduced to $89.5 million. As of September 29, 2001, the Company had $18.9 million outstanding under one-year revolving credit facilities and $22.7 million outstanding under short-term uncommitted credit lines.

Management intends to continue seeking opportunities for expansion in the industries in which it operates and believes that the Company's liquidity, capital resources and borrowing capabilities will be adequate for its current and intended operations.



RESULTS OF OPERATIONS

Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year. Beginning with the quarter ended September 29, 2001, the Company's first three quarterly periods include approximately 13 weekly periods and end on the Saturday closest to the end of March, June, and September. The Company's fiscal year-end will remain December 31. Net sales for the three and nine months ended September 29, 2001 increased $94.6 and $234.7 million, respectively, compared to the same periods one year earlier. Operating income for the three and nine months ended
September 29, 2001 increased $18.8 and $46.2 million, respectively, compared to the same periods one year earlier.


Pork Segment
                          Three Months Ended           Nine Months Ended
                      September 29,  September 30, September 29, September 30,
(Dollars in millions)     2001           2000          2001          2000

Net sales               $ 193.1          177.0       $ 586.1         548.8
Operating income        $  20.3           14.6       $  57.6          55.0

Net sales for the Pork segment increased $16.1 and $37.3 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000. These increases are primarily a result of higher pork prices. Management believes pork prices have increased primarily as a result of the favorable relationship of pork supplies and pork demand.

Operating income for the Pork segment increased $5.7 and $2.6 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000. These increases are primarily a result of higher sales prices as discussed above, and an increased proportion of processing consisting of lower cost, Company-raised hogs. These increases were partially offset by increased costs of both Company-raised and third party hogs. Company-raised hog cost increases reflect higher costs of feed, maintenance and energy. During the nine-month period, the colder winter conditions during the first quarter of 2001 increased feed and energy consumption while the related prices for feed and energy also increased for the growing period of the hogs processed during 2001. These cost increases contributed to a $4.7 million charge to earnings related to the LIFO inventory allowance in the first nine months of 2001. While Management is unable to predict future market prices, it currently believes overall market conditions during the remainder of 2001 will continue to be profitable, although results are anticipated to be somewhat lower than the average results achieved during the first three quarters.


Marine Segment
                          Three Months Ended           Nine Months Ended
                      September 29,  September 30, September 29, September 30,
(Dollars in millions)     2001           2000          2001          2000

Net sales               $  97.6           95.7       $ 284.2         260.1
Operating income        $   4.1            3.6       $  15.2           6.1

Net sales for the Marine segment increased $1.9 and $24.1 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000. The increase for the quarter resulted from an increase in volumes to certain markets partially offset by lower average cargo rates. The year-to-date period benefited from increased volumes, slightly higher average cargo rates and new services offered as a result of the acquisition of a cargo terminal facility at the Port of Houston in 2000. Although economic uncertainties still exist in certain South American markets, volumes in these markets improved during 2001 compared to 2000, partially offset by a decline in the Caribbean Basin.

Operating income for the Marine segment increased $0.5 and $9.1 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000, primarily as a result of improved South American markets discussed above. While management expects that current market conditions will continue throughout the remainder of 2001, results are anticipated to be lower than the fourth quarter of 2000.


Commodity Trading and Milling Segment

                          Three Months Ended           Nine Months Ended
                      September 29,  September 30, September 29, September 30,
(Dollars in millions)     2001           2000          2001          2000

Net sales               $ 130.3           68.5       $ 367.6         235.1
Operating income (loss) $   1.5           (1.8)      $   5.9          (1.0)

Net sales for the Commodity Trading and Milling segment increased $61.8 million and $132.5 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000. The increases are primarily a result of increased trading volumes of wheat, corn and soybean meal to third parties and, to a lesser extent, wheat to foreign affiliates.

Operating income for this segment increased $3.3 and $6.9 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000. The increases are primarily a result of improvements in operating certain mills in foreign countries, including profitable operations in Zambia, profitable operations of a new mill acquired during the third quarter of 2000, and, to a lesser extent, increased commodity sales as discussed above. The current profitability of operations in Zambia reduces the risk of impairment of related long-lived assets as discussed in Note 5 to the Condensed Consolidated Financial Statements. Due to the nature of this Segment's operations and its exposure to foreign political situations, management is currently unable to predict future sales and operating results.


Sugar and Citrus Segment
                          Three Months Ended           Nine Months Ended
                      September 29,  September 30, September 29, September 30,
(Dollars in millions)     2001           2000          2001          2000

Net sales               $  23.0           17.9       $  60.2          42.5
Operating income (loss) $   3.0           (0.4)      $   6.2          (4.2)

Net sales for the Sugar and Citrus segment increased $5.1 million and $17.7 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000. The increases are primarily a result of higher sales volumes and improved sugar prices. Sales volumes increased primarily as a result of an increase in the resale of sugar purchased from third parties.

Operating income for this segment increased $3.4 million and $10.4 million for the three and nine months ended September 29, 2001 compared to the same period in 2000, primarily as a result of increased sales volumes, higher sugar prices and increases in production efficiencies. The current profitability of this segment reduces the risk of impairment of related long-lived assets as discussed in Note 5 to the Condensed Consolidated Financial Statements. While management is unable to predict sugar prices or operating results, it currently anticipates that overall market conditions for the remainder of 2001 will continue to be favorable unless the current economic situation in Argentina causes market disruptions, including the potential of a currency devaluation as discussed in Note 4 to the Condensed Consolidated Financial Statements.


Power Segment
                          Three Months Ended           Nine Months Ended
                      September 29,  September 30, September 29, September 30,
(Dollars in millions)     2001           2000          2001          2000

Net sales               $  16.2            6.1       $  49.4          19.5
Operating income        $   4.0            0.5       $  11.2           3.5

Net sales for the Power segment increased $10.1 million and $29.9 million for the three and nine months ended September 29, 2001 compared to the same periods in 2000. Operating income increased $3.5 million and $7.7 million for the three and nine months ended September 29, 2001 compared to the same periods in 2000. These increases are primarily the result of a new power barge beginning operations in October 2000.

Through September 29, 2001, all sales of the power segment were to the state-owned electric company of the Dominican Republic. Subsequent to September 29, 2001, the Company commenced selling power directly to power distribution companies at spot market prices. The Company currently believes the rate to be achieved for spot market sales will be higher than the previous contracted rates. Improved results are expected to continue throughout the remainder of 2001 reflecting the new barge and higher sales prices.


All Other
                          Three Months Ended           Nine Months Ended
                      September 29,  September 30, September 29, September 30,
(Dollars in millions)     2001           2000          2001          2000

Net sales              $   6.6             5.9       $  23.2          25.5
Operating loss         $  (2.3)           (2.9)      $  (5.6)        (10.5)

Sales for the quarter ended September 29, 2001 increased slightly for all other businesses but decreased for the nine months ended compared to the same periods in 2000. Operating losses from all other businesses improved for the three and nine months ended September 29, 2001, compared to the same periods in 2000. The improvements in operating losses are primarily the result of the Company discontinuing the business of marketing fruits and vegetables by selling certain assets of its Produce Division during the third quarter of 2000. Management is currently considering various strategic alternatives for the remainder of the division, which could result in a material charge to earnings during the fourth quarter as discussed in Note 5 to the Condensed Consolidated Financial Statements.


Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $2.6 million and $0.7 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000. The decrease is primarily a result of discontinuing the business of marketing fruits and vegetables by the Produce Division in the prior year as discussed above, and changing to the equity method for the Wine business during the second quarter of 2001 (discussed in Note 5 to the Condensed Consolidated Financial Statements), partially offset by increases discussed below. The increases reflect increased service and support functions related to expanded operations in the Power, Sugar and Citrus, Commodity Trading and Milling, and Marine Segments. As a percentage of revenues, SG&A decreased to 6.2% for the third quarter of 2001 from 8.5% for the third quarter of 2000. For the nine months ended September 29, 2001 SG&A decreased to 6.6% from 8.0% for the same period in 2000 primarily as a result of increased revenue in these same segments.


Interest Income

Interest income decreased $0.6 and $3.6 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000. The decreases primarily reflect a decrease in average funds invested and a decrease in interest rates. Average funds invested were higher during 2000 primarily from the proceeds from the sale of the Poultry Division in January 2000.


Interest Expense

Interest expense decreased $1.0 and $3.3 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000. The decreases are primarily a result of a decrease in short-term borrowings for the three and nine month periods, partially offset by an increase in average long-term borrowings for the nine month period. Short-term borrowings decreased primarily as a result of repaying short-term borrowings in the first quarter of 2000, primarily with proceeds from the Poultry Division sale, while average long-term borrowings increased as a result of debt assumed with certain acquisitions in 2000.


Loss from Foreign Affiliates

Losses from foreign affiliates increased $0.6 and $2.3 million, respectively, for the three and nine months ended September 29, 2001 compared to the same periods in 2000. These increases were primarily due to the Company beginning to report operating results of the Company's wine investment using the equity method during 2001 as discussed in Note 5 to the Condensed Consolidated Financial Statements and, to a lesser extent, from lower earnings at certain milling operations in Africa. As the Company reports the wine investment results on a three-month lag, operating results for only six months are included in 2001. The Company anticipates increased losses from foreign affiliates for the remainder of 2001 compared to 2000.


Net Gains (Losses) on Investments

Net gains (losses) on investments decreased $19.0 and $0.8 million during the three and nine months ended September 29, 2001 compared to the same periods in 2000. During the second quarter of 2001, the Company exchanged its investment in a joint venture for shares of common stock in Fjord Seafood ASA (Fjord) resulting in a gain of $18.7 million ($11.4 million after taxes). Primarily as a result of significantly lower operating results and the need for additional capital, the share price of Fjord subsequently suffered a decline determined to be other than temporary. As a result, the Company recorded a $18.6 million loss ($11.4 million after taxes) in the third quarter of 2001. Also during the third quarter of 2001, the Company sold its shares of a long-term investment in a foreign company recognizing a gain of $3.7 million ($2.3 million after taxes). See
Note 6 to the Condensed Consolidated Financial Statements for further discussion. During the third quarter of 2000, the Company recognized a $3.2 million gain on sale of certain marketable securities held for sale.


Miscellaneous, Net

Miscellaneous, net decreased $1.8 and $5.9 million for the three and nine months ended September 29, 2001 compared to the same periods in 2000. During the third quarter of 2001, the Company recognized a loss of $2.9 million due to the impact of falling interest rates on interest rate swap agreements. The decrease for the nine months also reflects a $3.8 million gain during 2000 from the recognition of unamortized proceeds from prior terminations of interest rate agreements associated with debt repaid during 2000.


Gain on Disposal of Discontinued Operations

The Company completed the sale of its Poultry Division on January 3, 2000, recognizing an after-tax gain on disposal of discontinued operations of $91.2 million during 2000, subsequently adjusted in the fourth quarter of 2000 to $90.0 million.


Income Tax Expense

Income tax expense decreased $5.1 for the quarter and increased $9.7 million for the nine month period compared to the same periods in 2000 reflecting changes in taxable income. In addition, the Company's effective tax rate decreased reflecting higher nontaxable income from certain of its foreign entities.


Other Financial Information

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset
Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record a long-lived asset and related liability for the estimated future costs of retiring certain assets. The estimated asset retirement obligation, discounted to reflect present value, will grow to reflect accretion of the interest component. The related retirement asset will be amortized over the economic life of the related asset. Upon adoption of this statement, a cumulative effect of a change in accounting principle will be recorded at the beginning of the effective year to recognize the deferred asset and related accumulated amortization to date, and the estimated discounted asset retirement liability together with cumulative accretion since the inception of the liability.

The Company will incur asset retirement obligation costs associated with the closure of its hog lagoons. Accordingly, the Company is performing detailed assessments and obtaining the appraisals required to estimate the future retirement costs. Because those evaluations are not yet complete, the Company cannot currently estimate the cumulative effect of this change in accounting principle. Currently, the Company plans to adopt this statement during the first quarter of fiscal 2003.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing interest rates, commodity prices and foreign currency exchange rates. Changes in interest rates impact the cash required to service variable rate debt. From time to time, the Company uses interest rate swaps to manage risks of increasing interest rates. Changes in commodity prices impact the cost of necessary raw materials, finished product sales and firm sales commitments. The Company uses corn, wheat, soybeans and soybean meal futures and options to manage certain risks of increasing prices of raw materials and firm sales commitments. From time to time, the Company uses hog futures to manage risks of increasing prices of live hogs acquired for processing. Changes in foreign currency exchange rates impact the cash paid or received by the Company on foreign currency denominated receivables and payables. The Company manages certain of these risks through the use of foreign currency forward exchange agreements. The Company's market risk exposure related to these items has not changed materially since December 31, 2000 except with respect to transactions denominated in Argentine Pesos (as discussed in Note 4 to the Condensed Consolidated Financial Statements) and four, ten-year interest rate swap agreements pursuant to which the Company will pay a weighted average fixed rate of 5.64% and receive a variable rate based upon a three-month LIBOR rate on a total notional amount of $125,000,000.



PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K

     Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended September 29, 2001.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the sale price for pork products from such operations, (v) the price for the Company's products and services, (vi) the effect of the Company's sugar business, foreign milling operations and produce division on the consolidated financial statements of the Company, or (vii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors that could cause such differences.




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  November 2, 2001

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Senior Vice President,
                               Treasurer and Chief Financial Officer



                           by:  /s/ John A. Virgo
                               John A. Virgo, Corporate Controller