Form 10-K
period 2001-12-31
SEABOARD CORP /DE/
filed 2002-03-13
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark One)
          X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

                               OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

              Commission file number:       1-3390

                       Seaboard Corporation
     (Exact name of registrant as specified in its charter)

          Delaware                                     04-2260388
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

9000 W. 67th Street, Shawnee Mission, Kansas            66202
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:    (913) 676-8800

   Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
          Title of each class             which registered
          Common Stock                    American Stock
          $1.00 Par Value                     Exchange

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

     The aggregate market value of 348,815 shares of voting stock held by nonaffiliates on January 31, 2002 was approximately
$107,469,902, based on the closing price of $308.10 per share.
As of March 1, 2002, the number of shares of common stock outstanding was 1,487,519.75.


               DOCUMENTS INCORPORATED BY REFERENCE
     Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 5, 6, 7, 7A and 8 are incorporated by reference to the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

     Part III, a part of item 10 and items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 2002 annual meeting of stockholders (the "2002 Proxy Statement").



     This Form 10-K and its Exhibits (Form 10-K) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the sale price for pork products from such operations, (v) the price for the Company's products and services, (vi) the effect of the devaluation of the Argentine peso, (vii) the effect of the changes to the produce division operations on the consolidated financial statements of the Company, (viii) the potential effect of the proposed U.S. Farm Bill on the Company's Pork Division, (ix) the potential impact of various environmental actions pending or threatened against the Company or (x) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-K, including without limitation, the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors which could cause such differences.



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

     (b)  Financial Information about Industry Segments

     The information required by Item 1 relating to Industry
Segments is hereby incorporated by reference to Note 13 of Registrant's Consolidated Financial Statements appearing on pages
47 through 50 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

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

     Registrant operates an ocean liner service for containerized cargo primarily between Florida and ports in the Caribbean Basin and Central and South America, and also operates a cargo terminal facility at the Port of Houston.

     Registrant markets grains, oilseeds and oilseed products in bulk to affiliated companies and third party customers primarily in Africa, the Caribbean, Central and South America, and the Eastern Mediterranean. Registrant operates its own bulk carriers primarily in the Atlantic Basin to conduct a portion of its commodity trading activities and charters third party bulk carriers to conduct commodity trading activities and transport bulk goods on behalf of third party customers. Registrant, by itself or through non-controlled affiliates, operates milling businesses in Africa, the Caribbean and South America.

     Registrant operates two power generating facilities in the Dominican Republic, and produces and refines sugarcane and produces and processes citrus in Argentina.

     Registrant processes jalapeno peppers in Honduras. Registrant also brokers shrimp for independent Honduran growers. The majority of these products are transported using the Registrant's shipping line and distribution facility in Miami, Florida. The Registrant, through a non-controlled affiliate, produces wine in Bulgaria for distribution primarily throughout Europe.

     The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is hereby incorporated by reference to Note 13 of Registrant's Consolidated Financial Statements appearing on pages 47 through 50 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report.

               (ii) Status of Product or Segment

     In May 2001, the Registrant completed construction of a feed mill in Okeene, Oklahoma for the Pork Division. In March 2001, the Registrant terminated previously announced plans to commence construction during 2001 of a second pork processing plant at a location in Northeast Kansas. In February 2002, the Company announced plans to build a second processing plant in northern Texas along with related plans to expand its vertically integrated hog production facilities. These plans are contingent on obtaining necessary permits, commitments for a sufficient quantity of hogs to operate the plant, and no statutory impediments being imposed by the proposed farm bill currently being debated in the U.S. Congress as discussed below. The Company also anticipates pursuing various contract grower finishing arrangements.

     On February 12, 2002, the United States Senate passed a Farm Bill, (S. Bill 1731), which includes a provision (the "Johnson Amendment") which prohibits packers, such as the Company, from owning or controlling livestock intended for slaughter for more than 14 days prior to the slaughter. The Johnson Amendment also contains a transition rule applicable to packers of pork providing for an effective date which is 18 months after enactment of the Act. The U.S. House of Representatives also passed a Farm Bill (H. Bill 2646), but this Bill does not include the prohibition on packers owning or controlling livestock. A committee of Conferees, consisting of members of both the Senate and the House, has been established to reconcile the differences between the two Bills, including the Johnson Amendment. If a uniform Bill is agreed upon by the committee, the Farm Bill will be voted upon by both the Senate and the House and, if enacted, will be sent to the President for him to sign into law or to veto.

     If the Farm Bill containing the Johnson Amendment becomes law, it could have a material adverse effect on the Company, its operations and its strategy of vertical integration in the pork business. Currently, the Company owns and operates production facilities and owns swine and produces approximately three million hogs per year with construction in progress for an additional half million hogs per year. If enacted, the Johnson Amendment would prohibit the Company from owning or controlling hogs, and thus would require the Company to divest these operations, possibly at prices which are below the carrying value of such assets on the Company's balance sheet, or otherwise restructure its ownership and operation.

     The Johnson Amendment could also be construed as prohibiting or restricting the Company from engaging in various contractual arrangements with third party hog producers, such as traditional contract finishing arrangements. Accordingly, the Company's ability to contract for the supply of hogs to its processing facility may be significantly, negatively impacted.

     The Company, along with industry groups and other similarly situated companies are vigorously lobbying against enactment of the Johnson Amendment.

     The Registrant owns an Argentine company involved in sugar and citrus operations. In January 2002, the Argentine peso was devalued resulting in a write-down in the net assets of this Argentine company (see Note 12 of the Registrant's Consolidated Financial Statements for further discussion). The economy of Argentina has been severely, negatively impacted by the devaluation and the continuing recession. The Registrant cannot presently predict the effect the current conditions will have on the Company's future business or financial position and results of operations, but further devaluation will result in additional asset write-downs.

     Through September 2001, the Registrant's power generating facilities in the Dominican Republic sold 100% of their production to a state-owned electric company. Subsequent to September 29, 2001, the Company began selling power directly to the power distribution companies at spot market prices. The prices realized and ultimate profitability are now subject to the effects of market conditions and competition. In December 2001, the Registrant sold a 10% minority interest in its power barge placed in service during the fourth quarter of 2000. As part of the sale agreement, the buyer has the option to sell its interest back to the Company at any time until December 31, 2004 for book value at the time of sale.

     In the fourth quarter of 2001, Registrant ceased pickle, pepper and shrimp farming operations and is considering various strategic future alternatives for these operations and its shrimp processing plant in Honduras. Certain of these farms are currently leased and operated by local farmers under short-term agreements.

     In May 2001, the Registrant exchanged ownership interest in a joint venture in Maine engaged in the production and processing of salmon and other seafood products for shares of common stock of Fjord Seafood ASA.

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

     The Company's Power Division has a local environmental permit and permits to operate power generation facilities in the Dominican Republic.

     Part of the sales within the Registrant's Sugar and Citrus segment are made under the Chango brand in Argentina. Patents, trademarks, franchises, licenses and concessions are not material to any of Registrant's other segments.

               (v)  Seasonal Business

     Profits from processed pork are generally higher in the fall months. Sugar prices in Argentina are generally lower during the typical sugarcane harvest period between June and November. The Registrant's other segments are not seasonally dependent to any material extent.

               (vi) Practices Relating to Working Capital Items

     There are no unusual industry practices or practices of Registrant relating to working capital items.

               (vii) Depending on a Single Customer or Few Customers

     Registrant does not have sales to any one customer equal to 10% or more of Registrant's consolidated revenues. The power segment sells power in the Dominican Republic on the spot market accessed by three local distribution companies, a state-owned electric company, and limited other customers. No other segments have sales to a few customers which, if lost, would have a material adverse effect on any such segment or on Registrant taken as a whole.

               (viii)    Backlog

     Backlog is not material to Registrant's businesses.

               (ix) Government Contracts.

     No material portion of Registrant's business involves government contracts.

               (x)  Competitive Conditions

     Competition in Registrant's pork segment comes from a variety of national and regional producers and is based primarily on product quality, customer service and price. According to recent trade publications, Registrant ranks as one of the nation's top five pork producers (based on sows in production) and top ten pork processors (based on daily processing capacity).

     The Registrant's ocean liner service for containerized cargoes faces competition based on price and customer service. Registrant believes it is among the top five ranking ocean liner services for containerized cargoes in the Caribbean Basin based on cargo volume.

     The Registrant's sugar business faces significant competition for sugar sales in the local Argentine market. Sugar prices in Argentina are higher than world markets due to current
Argentine government price protection policies.


     The Registrant's power division is located in the Dominican
Republic. Power generated by this division is sold on the spot market at prices primarily based on market conditions rather than cost-based rates.

               (xi) Research and Development Activities

     Registrant does not engage in material research and development activities.

               (xii) Environmental Compliance

     Registrant is subject to numerous Federal, state and local provisions relating to the environment which require the expenditure of funds in the ordinary course of business. In the next fiscal year, Registrant anticipates spending approximately $2.5 million in order to ensure continued compliance with applicable Federal, state and local environmental provisions with respect to Registrant's Dorman Sow Farm. No other significant amounts are anticipated to be expended for these purposes, including with respect to the items disclosed in Item 3. Legal Proceedings, except as incurred in the ordinary course of business.

               (xiii)  Number of Persons Employed by Registrant

     As of December 31, 2001, Registrant, excluding non-consolidated foreign affiliates, had 9,502 employees, of whom 5,574 were employed in the United States.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     The financial information required by Item 1 relating to export sales is hereby incorporated by reference to Note 13 of Registrant's Consolidated Financial Statements appearing on pages 47 through 50 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

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

Item 2.  Properties

     (1)  Pork

     The Registrant owns a hog processing plant in Oklahoma with a double shift capacity of approximately four and one-half million hogs per year. Hog production facilities currently consist of a combination of owned and leased farrowing, nursery and finishing units supporting 181,000 sows. Registrant currently operates six feed mills which have a combined capacity to produce approximately 1,500,000 tons of feed annually to support the hog production. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

     (2)  Marine

     Registrant leases a 135,000 square foot warehouse and 70 acres of port terminal land and facilities in Florida which are used in its containerized cargo operations. Registrant owns seven ocean cargo vessels with deadweights ranging from 2,813 to 14,545 metric tons. Registrant timecharters, under short-term agreements, between twelve and eighteen containerized ocean cargo vessels with deadweights ranging from 2,600 to 17,511 metric-tons. Registrant also bareboat charters, under long-term lease agreements, three containerized ocean cargo vessels with deadweights ranging from 12,169 to 12,648 metric tons.
Registrant owns or leases approximately 30,000 dry, refrigerated and specialized containers and related equipment. Registrant also leases a 62 acre cargo handling and terminal facility in Houston including a 550,000 square foot warehouse and a 240,000 square foot facility with freezer storage and office space.

     (3)  Commodity Trading and Milling

     The Registrant owns in whole or in part milling operations in 12 countries with capacity to mill over 6,600 metric tons of wheat and maize per day. In addition, Registrant has feed mill capacity of 100 metric tons per hour to produce formula animal feed. The milling operations located in Angola, Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo, Sierra Leone and Zambia own their facilities; in Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo and Sierra Leone the land the mills are located on is leased under long-term agreements. The Registrant owns seven 9,000 metric-ton deadweight dry bulk carriers and timecharters, under short-term agreements, between five and ten bulk carrier ocean vessels with dead weights ranging from 8,000 to 60,000 metric tons.

     (4)  Sugar and Citrus

     Registrant has a controlling interest in an Argentine company which owns approximately 39,000 acres of planted sugarcane and approximately 3,100 acres of planted citrus. In addition, this company owns a sugar mill with a capacity to process approximately 170,000 metric tons of sugar per year.

     (5)  Power

     Registrant owns two floating power generating facilities, with a combined rated capacity of 112 megawatts, both located in Santo Domingo, Dominican Republic.

     (6)  Other

     Registrant owns a jalapeno pepper processing plant in Honduras and leases 40,000 square feet of refrigerated space and 70,000 square feet of dry space in the Port of Miami for warehousing produce products.

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


Sierra Club Claims

     On June 2, 2000, a Complaint was filed by the Sierra Club against the Company, Seaboard Farms, Inc. and Shawnee Funding, Limited Partnership in the United States District Court for the Western District of Oklahoma, No. CIV -00-979-L, alleging violations of the Clean Water Act ("CWA") at the Company's Dorman Sow Farm in Beaver County, Oklahoma. Sierra Club later amended its complaint to add claims under the Comprehensive Environmental Response Compensation & Liability Act ("CERCLA") and the Resource Conservation and Recovery Act ("RCRA"). The Complaint seeks declaratory and injunctive relief, civil penalties, and attorneys' fees.

     The Complaint asserts violations of the CWA on account of alleged discharges to waters of the United States, failure to obtain a National Pollutant Discharge Elimination System ("NPDES") permit for a concentrated animal feeding operation ("CAFO"), failure to obtain a NPDES general permit for storm water discharges associated with construction activities, and the filling of wetland areas. The Complaint also asserts violations of CERCLA, on account of an alleged failure to report routine air emissions of ammonia, and RCRA, on account of the alleged "open dumping" of hog waste allegedly leaking from wastewater treatment lagoons and the creation of an imminent and substantial endangerment to human health and the environment as a result of such alleged leaking.

     Sierra Club seeks the statutory maximum civil penalty of $27,500 per day of violation for each alleged violation of the CWA and CERCLA. Sierra Club has asserted a claim for penalties under RCRA, but RCRA does not authorize civil penalties for the particular violations alleged. In addition, Sierra Club seeks injunctive relief, including a temporary shutdown of the farm until it obtains an NPDES permit or, alternatively, improvements to the farm's wastewater handling system. Sierra Club also requests attorney's fees, which the court could award in its discretion in the event that Sierra Club is successful on the merits.

     In addition to the lawsuit that has been filed with respect to the Dorman Sow Farm, Sierra Club has alleged violations of reporting requirements under CERCLA and The Emergency Planning and Community Right-to-Know Act at other farms owned by Seaboard Farms and has stated its intent to file suit concerning such alleged violations.

     The Company believes it has meritorious defenses to all of the claims of the Sierra Club but cannot predict with certainty the outcome of the litigation.


EPA Claims Concerning Farms in Major County and Kingfisher
County, Oklahoma

     On June 7, 2001, the United States Environmental Protection Agency, Region 6 ("EPA") issued an Emergency Administrative Order (the "SDWA Order"), pursuant to Section 1431(a) of the Safe Drinking Water Act, 42 U.S.C. Sec. 300i(a) (the "SDWA"), against the Company's subsidiary, Seaboard Farms, Inc. ("Seaboard Farms"), Shawnee Funding, Limited Partnership, and PIC International Group, Inc. ("PIC") (collectively, "Respondents"). The SDWA Order alleges that the Respondents have violated the SDWA, through the operation of five swine farms located in Major County and Kingfisher County, Oklahoma, and the introduction of a contaminant (nitrate) into groundwater, creating an imminent and substantial risk of harm from contamination of domestic wells. The SDWA Order requires Respondents to sample domestic wells within a broad area potentially downgradient of the five farms and to provide alternative domestic water supplies for users of certain wells. In the event the Respondents fail to comply with the SDWA Order, the EPA may commence a civil action and can seek a civil penalty of up to $15,000 per day, per violation.

     The Company does not believe the swine farms are the source of elevated nitrates in groundwater. Respondents jointly filed petitions in the United States Court of Appeals for the Tenth Circuit, asking the court to set aside, declare invalid, and/or remand the SDWA Order and other actions by EPA on the grounds that EPA's actions are arbitrary, capricious, an abuse of discretion and otherwise not in accordance with law, and have been taken without observance of procedures required by law. Briefing in these cases has been stayed while the parties are in settlement negotiations.

     Despite Respondents' dispute with EPA concerning the validity of the SDWA Order, the Company is cooperating with EPA and hopes to resolve the matter outside of litigation by agreeing to conduct sampling of water and supplying alternative water supplies to certain residences, and without the payment of any civil penalty. Pursuant to the requirements of the SDWA Order, as subsequently modified by EPA, Respondents have conducted sampling of all known domestic wells within the relevant area and provided alternative water supplies to users of domestic wells at which nitrate levels have tested above EPA's drinking water standard.

     On June 29, 2001, the EPA filed a Unilateral Administrative Order (the "RCRA Order"), pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), against the same Respondents named in the SDWA Order: Seaboard Farms, Shawnee Funding, and PIC. The RCRA Order contains principally the same allegations as the SDWA Order that leaking infrastructure at the same five swine farms is causing or could cause contamination of the groundwater. The RCRA Order alleges that, as a result, Respondents have contributed to an "imminent and substantial endangerment" within the meaning of RCRA from the leaking of solid waste in the lagoons or other infrastructure at the farms. The RCRA Order requires Respondents to develop and undertake a study to determine if there has been any contamination from farm infrastructure and, if contamination has occurred, to develop and undertake a remedial plan. In the event the Respondents fail to comply with the RCRA Order, the EPA may commence a civil action and can seek a civil penalty of up to $5,500 per day, per violation.

     Although the Company disputes the validity of the RCRA Order on grounds similar to those that support its challenge to the SDWA Order, the Company is cooperating with EPA in the conduct of an investigation to resolve EPA's concerns about potential groundwater contamination.

     In addition to the farms identified in the SDWA and RCRA Orders, EPA has identified additional farms in Major County and Kingfisher County, Oklahoma, at which EPA believes groundwater contamination may have occurred. EPA has requested informally that the Company investigate whether contamination has occurred, and the Company is considering its response to this request.

     The farms that are the subject of the SDWA Order and the RCRA Order, as well as the additional farms identified by EPA as potential sources of groundwater contamination, were previously owned by PIC. PIC is presently providing indemnity and defense of this matter, reserving its right to contest the obligation to do so. The Company does not believe there are valid grounds to contest PIC's obligation to provide the indemnity and defense of this matter. One indemnity agreement with PIC is subject to a $5,000,000 limit, but the Company believes that a more general environmental indemnity agreement would require indemnification of liability in excess of that amount.


Potential Additional EPA Claims

     EPA also has been conducting a broad-reaching investigation of Seaboard Farms, seeking information as to compliance with the CWA, CERCLA and the Clean Air Act. Through Information Requests, EPA has sought information concerning whether Seaboard Farms' operations may be discharging pollutants to waters of the United States in violation of the CWA, whether there has been unlawful filling of "wetlands" within the jurisdiction of the CWA, whether Seaboard Farms has properly reported emissions of hazardous substances into the air, and whether some of its farms may be emitting air pollutants at levels subject to Clean Air Act permitting requirements. EPA has advised the Company that it will be seeking additional information and that it will be alleging violations of law. If EPA does allege such violations, it may seek to require the Company or Seaboard Farms to obtain requisite permits in order to engage in operations, in addition to seeking civil penalties or other relief.

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

Name (Age)               Positions and Offices with Registrant and Affiliates

H. Harry Bresky (76)     Chairman of the Board, President and
                         Chief Executive Officer of Registrant;

                         President and Treasurer of Seaboard
                         Flour Corporation (SFC)

Steven J. Bresky (48)    Senior Vice President, International Operations

Robert L. Steer (42)     Senior Vice President, Treasurer and
                         Chief Financial Officer

David M. Becker (40)     Vice President, General Counsel and
                         Assistant Secretary

James L. Gutsch (48)     Vice President, Engineering

Rodney K. Brenneman (37) President, Seaboard Farms, Inc.

John Lynch (68)          President, Seaboard Marine Ltd.

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

     Mr. Brenneman has served as President of Seaboard Farms, Inc. since June 2001 and previously served as Senior Vice President and Chief Financial Officer of Seaboard Farms, Inc. since January 1997 and prior to that, Vice President of Finance for Seaboard Farms, Inc. since January 1995. Mr. Brenneman has been employed with the Registrant or Seaboard Farms, Inc. since 1989.

     Mr. Lynch has served as President of Seaboard Marine, Ltd.
Since 1998 and previously as Vice President of Seaboard Marine
Ltd. since his employment in 1987.


                          PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by Item 5 is hereby incorporated by reference to "Stock Listing" and "Quarterly Financial Data" appearing on pages 52 and 8, respectively, of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 is hereby incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 9 through 22 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 7A is hereby incorporated by reference to the material under the captions "Derivative Instruments and Hedging Activities" within Note 1 of the Registrant's Consolidated Financial Statements appearing on page 32, and to the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 20 through 22 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is hereby incorporated by reference to Registrant's "Quarterly Financial Data," "Independent Auditors' Report," "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on pages 8 and 23 through 51 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                            PART III

Item 10.  Directors and Executive Officers of Registrant

Refer to "Executive Officers of Registrant" in Part I.

     Information required by this item relating to directors of Registrant has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2001, the close of its fiscal year. The information required by this item relating to directors is incorporated by reference to "Item 1" appearing on pages 3 and 4 of the 2002 Proxy statement. The information required by this item relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 of the Registrant's 2002 Proxy Statement.

Item 11.  Executive Compensation

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2001, the close of its fiscal year. The information required by this item is incorporated by reference to "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 6 through 9 and 11 of the 2002 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2001, the close of its fiscal year. The information required by this item is incorporated by reference to "Principal
Stockholders" appearing on page 2 and "Election of Directors" on pages 3 and 4 of the 2002 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2001, the close of its fiscal year. The information required by this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" appearing on page 11 of the 2002 Proxy Statement.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          1.   Consolidated financial statements.
               See Index to Consolidated Financial Statements on page F-1.

          2.   Consolidated financial statement schedules.
               See Index to Consolidated Financial Statements on page F-1.

          3.   Exhibits.

               2.1 - Subscription Agreement by and between
               Seaboard Corporation, Fjord Seafood ASA, ContiSea, LCC, DRFF Corp., ContiGroup Companies, Inc. and Sabroso AS, dated March 16, 2001. Incorporated by reference to Exhibit 2.1 of Registrant's Form 10-Q for the quarter ended June 30, 2001.

               3.1 - Registrant's Certificate of Incorporation, as amended. Incorporated by reference to Exhibit
               3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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

            * 10.2 - Registrant's Supplemental Executive Benefit
               Plan as Amended and Restated. Incorporated by reference to Exhibit 10.2 of Registrants Form 10-K for fiscal year ended December 31, 2000.

            * 10.3 - Registrant's Supplemental Executive
               Retirement Plan for H. Harry Bresky dated
               March 21, 1995.  Incorporated by reference to
               Exhibit 10.3 of Registrant's Annual Report on Form
               10-K for the fiscal year ended December 31, 1995.

            * 10.4 - Registrant's Executive Deferred
               Compensation Plan dated January 1, 1999.
               Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended
               March 31, 1999.

            * 10.5 - First Amendment to Registrant's Executive
               Retirement Plan as Amended and Restated
               January 1, 1997, dated February 28, 2001, amending Registrant's Executive Retirement Plan dated January 1, 1997 referenced as Exhibit 10.1. Incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for fiscal year ended December 31, 2000.

            * 10.6 - Registrant's Investment Option Plan dated
               December 18, 2000.  Incorporated by reference to
               Exhibit 10.7 of Registrant's Form 10-K for fiscal year ended December 31, 2000.

              10.7 - Registrant's Promissory Note dated
               January 25, 2002 from Seaboard Flour Corporation.

              10.8 - Registrant's Stock Pledge Agreement dated
               January 25, 2002 from Seaboard Flour Corporation.

              10.9 - Registrant's Promissory Note dated
               February 13, 2002 from Seaboard Flour Corporation.

              10.10 - Registrant's Lease Agreement dated
               August 11, 1994 with Shawnee Funding, Limited Partnership as amended by Amendment No. 1 dated August 9, 1995, by Amendment No. 2 dated December 19, 1995, and by Amendment No. 3 dated November 26, 1997.

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

                      SEABOARD CORPORATION

By /s/H. Harry Bresky                       By  /s/Robert L. Steer
   H. Harry Bresky, President and Chief         Robert L. Steer, Senior Vice
   Executive Officer (principal executive       President, Treasurer and Chief
   officer)                                     Financial Officer (principal
                                                financial officer)

Date: March 12, 2002                        Date: March 12, 2002


By /s/John A. Virgo
   John A. Virgo, Corporate Controller
   (principal accounting officer)

Date: March 12, 2002



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

By /s/H. Harry Bresky                       By  /s/J.E. Rodrigues
   H. Harry Bresky, Director and Chairman       J.E. Rodrigues, Director
   of the Board

Date: March 12, 2002                        Date: March 12, 2002


By /s/David A. Adamsen          By  /s/Thomas J. Shields
   David A. Adamsen, Director       Thomas J. Shields, Director

Date: March 12, 2002            Date: March 12, 2002


By /s/Douglas W. Baena
   Douglas W. Baena, Director

Date: March 12, 2002





              SEABOARD CORPORATION AND SUBSIDIARIES
     Index to Consolidated Financial Statements and Schedule
                        Financial Statements


                                                           Stockholders'
                                                        Annual Report Page
Independent Auditors' Report                                    23

Consolidated Balance Sheets as of December 31, 2001
 and December 31, 2000                                          24

Consolidated Statements of Earnings for the years
 ended December 31, 2001, December 31, 2000 and
 December 31, 1999                                              26

Consolidated Statements of Changes in Equity for the
 years ended December 31, 2001, December 31, 2000 and
 December 31, 1999                                              27

Consolidated Statements of Cash Flows for the years
 ended December 31, 2001, December 31, 2000 and
 December 31, 1999                                              28

Notes to Consolidated Financial Statements                      29

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

II - Valuation and Qualifying Accounts for the years ended
        December 31, 2001, 2000 and 1999                        F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.


                  INDEPENDENT AUDITORS' REPORT
The Board of Directors and Stockholders
Seaboard Corporation:

Under date of March 4, 2002, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the December 31, 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   KPMG LLP

Kansas City, Missouri
March 4, 2002


                                                                                         Schedule II
                                                SEABOARD CORPORATION AND SUBSIDIARIES
                                                   Valuation and Qualifying Accounts
                                                             (In Thousands)



                                       Balance at      Provision     Write-offs net  Acquisitions   Balance at
                                    beginning of year     (1)        of recoveries   and Disposals  end of year
Year ended December 31, 2001:
  Allowance for doubtful accounts      $  29,801          206            (9,436)               -    $   20,571
  Drydock accrual                      $   5,496        5,356            (4,800)               -    $    6,052

Year ended December 31, 2000:
  Allowance for doubtful accounts      $  29,075       12,276            (8,199)          (3,351)   $   29,801
  Drydock accrual                      $   5,444        4,051            (3,999)               -    $    5,496

Year ended December 31, 1999:
  Allowance for doubtful accounts      $  26,117        7,105            (4,147)               -    $   29,075
  Drydock accrual                      $   5,207        3,504            (3,267)               -    $    5,444


(1)   Allowance  for  doubtful  accounts  provisions  charged  to selling, general and administrative expenses;
   drydock provisions charged to cost of sales.