Form 10-Q
period 2002-03-30
SEABOARD CORP /DE/
filed 2002-04-25
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

  { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 30, 2002

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


       There were 1,487,520 shares of common stock, $1.00 par value per share, outstanding on April 19, 2002.

                                   Total pages in filing - 18 pages


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                 SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                         (Thousands of dollars)

                                                    (Unaudited)
                                                    March 30,    December 31,
                                                       2002         2001
                                Assets
Current assets:
  Cash and cash equivalents                       $   18,908   $   22,997
  Short-term investments                              92,268      126,795
  Receivables, net                                   196,281      187,416
  Inventories                                        204,767      205,345
  Deferred income taxes                               15,092       13,966
  Other current assets                                29,173       36,343
       Total current assets                          556,489      592,862
Investments in and advances to foreign affiliates     49,629       52,256
Net property, plant and equipment                    522,984      556,273
Other assets                                          38,175       34,201
       Total long-term assets                        610,788      642,730
       Total assets                               $1,167,277   $1,235,592

                 Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                          $   40,712   $   37,703
  Current maturities of long-term debt                27,174       55,166
  Accounts payable                                    49,943       61,513
  Other current liabilities                          121,620      126,218
       Total current liabilities                     239,449      280,600
Long-term debt, less current maturities              252,719      255,819
Deferred income taxes                                136,216      131,957
Other liabilities                                     33,991       33,946
       Total non-current and deferred liabilities    422,926      421,722
Minority interest                                      6,246        6,067
Stockholders' equity:
  Common stock of $1 par value,
       Authorized 4,000,000 shares;
       issued 1,789,599 shares                         1,790        1,790
  Less 302,079 shares held in treasury                  (302)        (302)
                                                       1,488        1,488
  Additional capital                                  13,214       13,214
  Accumulated other comprehensive loss               (98,158)     (65,406)
  Retained earnings                                  582,112      577,907
       Total stockholders' equity                    498,656      527,203
Total liabilities and stockholders' equity        $1,167,277   $1,235,592

       See notes to condensed consolidated financial statements.


                 SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
            (Thousands of dollars except per share amounts)
                              (Unaudited)

                                               Three Months Ended
                                             March 30,    March 31,
                                                2002         2001

Net sales                                   $  442,923   $  435,260
Cost of sales and operating expenses           399,837      386,461
  Gross income                                  43,086       48,799
Selling, general and administrative expenses    26,332       30,763
  Operating income                              16,754       18,036
Other income (expense):
  Interest expense                              (5,451)      (7,927)
  Interest income                                1,675        2,309
  Loss from foreign affiliates                  (2,091)        (623)
  Minority interest                               (177)         (27)
  Foreign currency loss, net                    (5,414)        (448)
  Miscellaneous, net                             1,308        1,220
  Total other income (expense), net            (10,150)      (5,496)
Earnings before income taxes                     6,604       12,540
Income tax expense                              (2,027)      (4,925)
Net earnings                                $    4,577   $    7,615

Earnings per common share                   $     3.08   $     5.12
Dividends declared per common share         $      .25   $      .25
Average number of shares outstanding         1,487,520    1,487,520


       See notes to condensed consolidated financial statements.



                 SEABOARD CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                        (Thousands of dollars)
                              (Unaudited)

                                                    Three Months Ended
                                                  March 30,    March 31,
                                                     2002         2001

Cash flows from operating activities:
  Net earnings                                    $  4,577    $   7,615
  Adjustments to reconcile net earnings to
    cash from operating activities:
      Depreciation and amortization                 12,849       13,640
       Loss from foreign affiliates                  2,091          623
      Foreign currency translation loss              4,979            -
       Deferred income taxes                         1,382        2,281
       Gain (loss) from sale of fixed assets            (6)       1,333
  Changes in current assets and liabilities:
       Receivables, net of allowance               (17,481)      19,394
       Inventories                                  (8,600)       1,443
       Other current assets                          6,969      (14,196)
       Current liabilities exclusive of debt       (11,988)       1,316
  Other, net                                         1,909        2,464
            Net cash from operating activities      (3,319)      35,913

Cash flows from investing activities:
  Purchase of investments                          (32,054)    (133,360)
  Proceeds from the sale or maturity of short-term
    investments                                     65,885      109,176
  Investments in and advances to foreign affiliates    375          (65)
  Capital expenditures                              (9,083)     (14,858)
  Other, net                                          (715)       1,017
            Net cash from investing activities      24,408      (38,090)

Cash flows from financing activities:
  Notes payable to bank, net                         3,009       (3,344)
  Principal payments of long-term debt             (27,607)        (880)
  Dividends paid                                      (372)        (372)
  Bond construction fund                               557        1,767
            Net cash from financing activities     (24,413)      (2,829)
Effect of exchange rate change on cash                (765)           -
Net change in cash and cash equivalents             (4,089)      (5,006)
Cash and cash equivalents at beginning of year      22,997       19,760
Cash and cash equivalents at end of quarter       $ 18,908    $  14,754

       See notes to condensed consolidated financial statements.



SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-
controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2001 as filed in its Annual Report on Form 10-K. Beginning with the quarter ended September 29, 2001, the Company's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. The Company's year-end is December 31. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Supplemental Noncash Transactions - As more fully described in Note 2, the further devaluation of the Argentine peso decreased the assets and liabilities of the Sugar and Citrus segment during the first quarter of 2002. The devaluation of the peso denominated assets and liabilities reduced working capital and fixed assets by $13,005,000 and $28,830,000, respectively, and reduced net long-term liabilities by $387,000. No tax benefit was recorded related to this devaluation.

Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of;" however, it retains most of the provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The adoption had no immediate impact on the Company's financial statements.


Note 2 - Comprehensive Income (Loss)

Components of total comprehensive income (loss), net of related taxes, are summarized as follows:

                                                  Three Months Ended
                                                       March 30, March 31,
(Thousands of dollars)                               2002      2001

Net income                                       $  4,577   $ 7,615
Other comprehensive income (loss)
  net of applicable taxes:
 Foreign currency translation adjustment          (35,185)     (155)
 Unrealized gain on investments                     2,620        98
 Net unrealized loss on cash flow hedges             (137)        -
 Deferred gain on swaps                                 -     1,353
 Amortization of deferred gain on swaps               (50)      (50)
Total comprehensive income (loss)                $(28,175)  $ 8,861

The components of and changes in accumulated other comprehensive loss for the three months ended March 30, 2002 are as follows:

                                          Balance                 Balance
                                         December 31,   Period   March 30,
(Thousands of dollars)                      2001        Change      2002

Foreign  currency translation adjustment $(62,218)    $(35,185)  $(97,403)
Unrealized gain (loss) on investments      (3,067)       2,620       (447)
Unrecognized pension cost                  (1,273)           -     (1,273)
Net unrealized loss on cash flow hedges         -         (137)      (137)
Deferred gain on swaps                      1,152          (50)     1,102
Accumulated other comprehensive loss     $(65,406)    $(32,752)  $(98,158)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso devaluation on the net assets of the Company's Sugar and Citrus segment as first recorded by the Company in the fourth quarter of 2001. During the quarter ended March 30, 2002, the peso devalued an additional 43% against the U.S. dollar. As a result of this devaluation, the Company recorded a $40,046,000 reduction to shareholders' equity through a $4,979,000 charge against net earnings for dollar denominated debt of the Company's Argentine subsidiary, and a currency translation adjustment of $35,067,000 as an other comprehensive loss for the peso denominated net assets. At March 31, 2002 the Company has $46,292,000 in net assets denominated in Argentine pesos and $14,079,000 in net liabilities denominated in U.S. dollars in Argentina. Impacts of further fluctuations in the currency exchange rate will be recorded in future periods. No tax benefit has been provided related to this reduction of shareholders' equity.

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the foreign currency translation loss discussed above, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.


Note 3 - Inventories

The following is a summary of inventories at March 30, 2002 and December 31, 2001 (in thousands):

                                                       March 30,   December 31,
                                                          2002        2001
At lower of LIFO cost or market:
  Live hogs and related materials                      $120,882     $124,212
  Dressed pork and related materials                     11,122       12,930
                                                        132,004      137,142
  LIFO allowance                                         (5,831)      (5,231)
       Total inventories at lower of LIFO cost
        or market:                                      126,173      131,911
At lower of FIFO cost or market:
  Grain, flour and feed                                  57,332       42,581
  Sugar produced and in process                           7,172       15,039
  Other                                                  14,090       15,814
       Total inventories at lower of FIFO cost
        or market                                        78,594       73,434
       Total inventories                               $204,767     $205,345


Note 4 - Contingencies

On February 12, 2002, the United States Senate passed a Farm Bill, (S. Bill 1731), which includes a provision (the "Johnson Amendment") which prohibits packers, such as the Company, from owning or controlling livestock intended for slaughter for more than 14 days prior to the slaughter. The Johnson Amendment also contains a transition rule applicable to packers of pork providing for an effective date which is 18 months after enactment of the Act. The U.S. House of Representatives also passed a Farm Bill (H. Bill 2646), but this Bill does not include the prohibition on packers owning or controlling livestock. A committee of Conferees, consisting of members of both the Senate and the House, was established to attempt to reconcile the differences between the two Bills, including the Johnson Amendment. If a uniform Bill were agreed upon by the committee, the Farm Bill would be voted upon by both the Senate and the House and, if enacted, would be sent to the President for him to sign into law or to veto.

The House Conferees informally have indicated they are not in favor of including the Johnson Amendment in the Farm Bill, and have offered a compromise to their Senate colleagues to form a Presidentially appointed committee to study the packer ownership issue and produce a report by December 2004. The report presumably would study the implications of the Johnson Amendment and make a recommendation as to it.

If the Farm Bill containing the Johnson Amendment were to become law, it could have a material adverse effect on the Company, its operations and its strategy of vertical integration in the pork business. Currently, the Company owns and operates production facilities and owns swine and produces approximately three million hogs per year with construction in progress for an additional half million hogs per year. If enacted, the Johnson Amendment would prohibit the Company from owning or controlling hogs, and thus would require the Company to divest these operations, possibly at prices which are below the carrying value of such assets on the Company's balance sheet, or otherwise restructure its ownership and operation. At March 30, 2002, the Company has $247.6 million in hog production facilities classified as net fixed assets on the Consolidated Balance Sheet plus approximately $185.0 million in hog production facilities under Facility Agreements accounted for as operating leases. In addition, the Company has $120.9 million invested in live hogs and related materials classified as inventory on the Consolidated Balance Sheet.

The Johnson Amendment could also be construed as prohibiting or restricting the Company from engaging in various contractual arrangements with third party hog producers, such as traditional contract finishing arrangements. Accordingly, the Company's ability to contract for the supply of hogs to its processing facility may be significantly, negatively impacted. At March 30, 2002, the Company had approximately $23.4 million in commitments through 2013 for various grow finishing agreements.
The Company, along with industry groups and other similarly situated companies, is vigorously lobbying against enactment of the Johnson Amendment. The ultimate outcome of this matter is not presently determinable.

The Company is a defendant in a pending arbitration proceeding and related litigation in Puerto Rico brought by the owner of a chartered barge and tug which were damaged by fire after delivery of the cargo. Damages of $47.6 million are alleged. The Company received a ruling in the arbitration proceeding in its favor which dismisses the principal theory of recovery and that ruling has been upheld on appeal. The arbitration is continuing based on other legal theories, although the Company believes that it will have no responsibility for the loss.

The Company is a defendant in an action brought by the Sierra Club alleging violations of various environmental laws related to one of the Company's hog production operations. The Company believes it has meritorious defenses to all of the claims of the Sierra Club but cannot predict with certainty the outcome of the litigation. The Company is also subject to an ongoing investigation by the United States Environmental Protection Agency.

The Company has not previously recognized any tax benefits from losses generated by Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal), its sugar and citrus segment, for financial reporting purposes since it was not a controlled entity for tax purposes and it was not apparent that the permanent basis difference would reverse in the foreseeable future. During the first quarter of 2002, the Company substantially completed a tender offer in Argentina to purchase the outstanding shares of Tabacal not currently owned by the Company for $0.4 million. As a result of the current economic and political situation in Argentina, the Company is not yet certain that it will be able to fully complete the tender offer.

If the Company is successful in concluding the above transaction during 2002, it would reduce its deferred tax liability by approximately $46.3 million which is the tax effect of the cumulative basis difference from Tabacal's operations since the date of acquisition by the Company in July of 1996 in its consolidated U.S. tax return. Of this amount, a majority of the tax benefit will reduce the currency translation adjustment recorded as other accumulated comprehensive loss. Based on the currency translation adjustment at March 30, 2002, this amount would be approximately $33.7 million. The currency translation adjustment, originally recorded as a result of the Argentine devaluation in January 2002, may fluctuate at the time of recognizing this potential tax benefit based on the exchange rates in effect at that time. The remaining benefit would be recognized as a current tax benefit in the Consolidated Statement of Earnings for 2002.

The Company is a plaintiff in a lawsuit against several manufacturers of vitamins and feed additives which have plead guilty in the context of criminal proceedings to price fixing. Because the manufacturers have admitted price fixing in the criminal context, it is likely that the manufacturers will be liable for the overcharges made as a result of the price fixing. The Company had purchases aggregating approximately $37.7 million during the relevant time period. The Company is still in the process of determining what it believes was the amount of the overcharge on these purchases on account of the price fixing. Under antitrust laws, if the matter proceeds to trial, the manufacturers are responsible for treble damages. In a separate class action law suit which was brought against the manufacturers but which the Company opted out of, the matter was settled by the manufacturers paying a total of approximately 18% of the agreed gross sales as total damages. The Company opted out of the class action because it believes that it is entitled to a greater amount, either pursuant to a settlement or at trial.

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

As the Sugar and Citrus segment operates solely in Argentina with primarily local sales and operating expenses, the functional currency is the Argentine peso. As described in Note 2, the Company has recorded the effects of the recent and ongoing devaluation of the Argentine peso. As a result, peso-denominated assets have been reduced by $49,249,000 during the first quarter of 2002.

Management is currently considering various strategic alternatives for the Produce Division and has ceased its shrimp, pickle and pepper farming operations in Honduras. After evaluating the recoverability of the long-lived assets of the Produce Division at December 31, 2001, management believes the values are presently recoverable. As of March 30, 2002, the total carrying value of these long-lived assets totaled $6,279,000.


Sales to External Customers:
                                          Three Months Ended
                                        March 30,      March 31,
(Thousands of dollars)                     2002           2001

Pork                                    $171,058       $181,894
Commodity Trading and Milling            147,538        116,229
Marine                                    90,815         89,891
Sugar and Citrus                          14,699         20,377
Power                                     12,212         16,967
All Other                                  6,601          9,902
 Segment/Consolidated Totals            $442,923       $435,260


Operating Income
                                          Three Months Ended
                                        March 30,      March 31,
(Thousands of dollars)                     2002           2001

Pork                                    $ 2,517        $11,826
Commodity Trading and Milling             6,749            324
Marine                                    3,613          4,653
Sugar and Citrus                          3,135          1,022
Power                                     1,625          3,293
All Other                                  (514)        (1,833)
 Segment Totals                          17,125         19,285
Corporate Items                            (371)        (1,249)
 Consolidated Totals                    $16,754        $18,036


Total Assets
                                         March 30,     December 31,
(Thousands of dollars)                      2002           2001

Pork                                    $  506,743     $  508,642
Commodity Trading and Milling              190,336        172,684
Marine                                     122,713        131,334
Sugar and Citrus                            70,701        115,402
Power                                       78,925         77,102
All Other                                   19,007         20,276
 Segment Totals                            988,425      1,025,440
Corporate items                            178,852        210,152
 Consolidated Totals                    $1,167,277     $1,235,592

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities for the three months ended March 30, 2002, decreased $39.2 million compared to the same period one year earlier. The decrease in cash flows was primarily related to changes in the components of working capital. Changes in components of working capital are primarily related to the timing of normal transactions for voyage settlements, trade payables and receivables. Within the Commodity Trading and Milling segment, increased sales during the first quarter of 2002 resulted in an increase in receivables compared to a decrease in receivables for the first quarter of 2001.

Cash from investing activities for the three months ended March 30, 2002, increased $62.5 million compared to the same period one year earlier. The increase was primarily related to proceeds from the net sale of short-term investments compared to net purchases of investments in the prior year.

The Company invested $9.1 million in property, plant and equipment for the three months ended March 30, 2002, of which $5.2 million was expended in the Pork segment, $1.8 million in the Marine segment, $1.2 million in the Commodity Trading and Milling Segment, $0.7 million in the Sugar and Citrus segment, and $0.2 million in other businesses of the Company.

The Company invested $5.2 million in the Pork segment primarily for expansion of existing hog production facilities, improvements to the pork processing plant, and purchase options for land upon which the Company plans to expand operations as discussed below. In
February 2002, the Company announced plans to build a second processing plant in northern Texas along with related plans to expand its vertically integrated hog production facilities. These plans are contingent on a number of factors, including obtaining necessary permits, commitments for a sufficient quantity of hogs to operate the plant, and no statutory impediments being imposed by the proposed farm bill currently being debated in the U.S. Congress (see Note 4 to the Consolidated Financial Statements). These plans will require extensive capital outlays and financing demands. The current cost estimates to build the plant are approximately $150.0 million with an additional $200.0 million for live production facilities for a total of approximately $350.0 million. The Company also anticipates pursuing various contract growing arrangements. The Company is currently evaluating its alternatives for financing these expansion plans, including additional borrowings, leases or other business ventures with third parties. Due to the uncertainties surrounding permitting and the potential impact of the proposed farm bill, the Company is currently not able to predict the timing of the expansion project. During the remainder of 2002, the Company anticipates spending $26.7 million for continued expansion of existing hog production facilities, upgrades to the existing pork processing plant and certain costs related to the planning for construction of the new processing plant.

The Company invested $1.8 million in the Marine segment primarily for the purchase of additional machinery and equipment. During the remainder of 2002, the Company anticipates spending $9.5 million for additional equipment.

The Company invested $1.2 million in the Commodity Trading and Milling segment primarily for the purchase of additional equipment. During the remainder of 2002, the Company anticipates spending $2.0 million for additional equipment.

The Company invested $0.7 million in the Sugar and Citrus segment primarily for improvements to existing facilities and sugarcane fields. During the remainder of 2002, the Company anticipates spending $2.3 million for additional improvements.

Cash from financing activities for the three months ended March 30, 2002, decreased $21.6 million compared to the same period one year earlier. This decrease is primarily the result of repaying approximately $26.7 million of the maturing five-year revolving credit facility in the first quarter of 2002, partially offset by additional notes payable to banks.

The Company's one-year revolving credit facilities totaling $141.0 million at December 31, 2001 matured during the first quarter of 2002. The Company extended $20.0 million of these facilities for one year. While the Company currently anticipates replacing the facilities that were not extended during 2002, the total amount and related terms of the facilities have not yet been determined. The Company also has short-term uncommitted credit lines totaling $85.3 million at March 30, 2002. As of March 30, 2002, the Company had $5.0 million of borrowings outstanding under the one-year revolving credit facilities and $35.7 million outstanding under the short-term uncommitted credit lines.

The Company is a party to various master lease programs and a contract finishing agreement (the "Facility Agreements") with limited partnerships and a limited liability company which own certain of the facilities that are used in connection with the Company's vertically integrated hog production. These arrangements are accounted for as operating leases. At March 30, 2002, the total amount of unamortized costs representing fixed asset values and the underlying outstanding debt under these Facility Agreements was approximately $185.0 million. These hog production facilities produce approximately 45% of the Company owned hogs processed at the plant. In August 2002, $130.0 million of the underlying bank facility in one of the limited partnerships for certain properties expires. The Company currently has not determined if it will request the limited partnership to renew the bank facility or refinance in a new bank facility in order to permit the current arrangement to be continued. If the bank facility is neither renewed nor replaced, the Company may exercise its right to purchase the assets from the limited partnership ($122.6 million at March 30, 2002) or the limited partnership may attempt to sell the properties to a third party with which the Company may enter into a grower arrangement. Currently, management believes that it will have sufficient liquidity and financing capacity to accomplish any of the alternatives.

In addition to the Pork segment expansion plans and potential financing requirements related to assets under Facility Agreements discussed above, the Company's Senior Notes continue to mature through 2007. Management believes that the Company's current combination of liquidity, capital resources and borrowing capabilities will be adequate for its existing operations during fiscal 2002. Management is evaluating various alternatives for future financings to provide adequate liquidity for the Company's future operating and expansion plans. In addition, management intends to continue seeking opportunities for expansion in the industries in which it operates.


RESULTS OF OPERATIONS

Net sales for the three months ended March 30, 2002 increased by $7.7 million compared to the three months ended March 31, 2001. Operating income decreased by $1.3 million compared to the same quarter one year ago. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.


Pork Segment
                                         Three Months Ended
                                      March 30,      March 31,
(Dollars in millions)                    2002           2001

Net sales                             $ 171.1          181.9
Operating income                      $   2.5           11.8

Net sales for the Pork segment decreased $10.8 million in the first quarter of 2002 compared to the first quarter of 2001 as a result of a lower pork prices. Reduced world-wide meat supplies during 2001 contributed to higher sales prices for that year. During the last half of the first quarter of 2002, domestic meat supplies have increased, causing increased competition resulting in lower sales prices.

Operating income for the Pork segment decreased $9.3 million in the first quarter of 2002 compared to the first quarter of 2001 primarily as the result of lower sales prices discussed above, partially offset by a decrease in cost of third party hogs. While unable to predict future market prices, management does anticipate that operating income for the remainder of 2002 will be significantly lower than 2001. Future results may also be adversely affected by the pending U.S. Farm Bill as further discussed in Note 4 to the Condensed Consolidated Financial Statements.


Commodity Trading and Milling Segment
                                         Three Months Ended
                                      March 30,      March 31,
(Dollars in millions)                    2002           2001

Net sales                             $ 147.5          116.2
Operating income                      $   6.7            0.3
Loss from foreign affiliates          $  (1.2)          (0.6)

Net sales for the Commodity Trading and Milling segment increased $31.3 million in the first quarter of 2002 compared to the first quarter of 2001. The increase is primarily a result of higher commodity prices and increased milling revenues. Milling revenues have increased primarily as a result of favorable operating environments in certain foreign locations, which have allowed mills in those locations to increase production levels.

Operating income for this segment increased $6.4 million in the first quarter of 2002 compared to the first quarter of 2001. Operating income increased primarily from realized derivative gains of $3.2 million related to commodity contracts, increased production at certain foreign milling operations, and, to a lesser extent, a lower provision for bad debts. During the 2001 quarter, the commodity contracts were treated as fair value hedges with minimal earnings impact. While the Company believes its commodity futures and options are economic hedges of its firm purchase and sales contracts, beginning in the fourth quarter of 2001, the Company discontinued the extensive record-keeping required to account for commodity transactions as fair value hedges. As a result, during 2002, while the derivative contracts have been marked-to-market through cost of goods sold, the related, offsetting change in market value of the firm commitments have not been recognized. Accordingly, the Company will recognize decreased operating income in future quarters related to these contracts based on current market values. As of March 30, 2002, the total fair value of open commodity positions was $2.0 million. Due to the nature of this segment's operations and its exposure to foreign political and economic situations, management is unable to predict future sales and operating results.

Loss from foreign affiliates increased $0.6 million primarily as a result of increased losses at a certain African milling operation. Based on current political and economic situations in the countries the flour and feed mills operate, management anticipates losses from foreign affiliates to continue for the remainder of 2002.


Marine Segment
                                         Three Months Ended
                                      March 30,      March 31,
(Dollars in millions)                    2002           2001

Net sales                             $  90.8           89.9
Operating income                      $   3.6            4.7

Net sales for the Marine segment increased $0.9 million in the first quarter of 2002 compared to the first quarter of 2001. This increase primarily reflects increased cargo volume to certain markets mostly offset by a decrease in average cargo rates compared to the prior year average. In March 2002, the Company experienced declining cargo volumes in certain South American markets as the result of local political instability in that region.

Operating income for the Marine segment decreased $1.1 million in the first quarter of 2002 compared to the first quarter of 2001, primarily reflecting the lower margins due to declining cargo rates. The duration and extent of political instability in certain South American countries will continue to affect results. Although Management expects operating results for this segment to remain profitable during 2002, with the political instability of certain markets and reduced rates throughout the Caribbean region, operating income for the remainder of 2002 is expected to be lower than 2001.


Sugar and Citrus Segment
                                         Three Months Ended
                                      March 30,      March 31,
(Dollars in millions)                    2002           2001

Net sales                             $  14.7           20.4
Operating income                      $   3.1            1.0

Net sales for the Sugar and Citrus segment decreased $5.7 million from the first quarter of 2001 primarily reflecting the devaluation of the Argentine peso, discussed below, partially offset by higher sales prices for sugar. Operating income increased $2.1 million reflecting the improved sales prices and certain lower operating costs. At this time, management is not able to predict future sugar prices and operating income for the remainder of 2002 in light of the events in Argentina discussed below.

As discussed in Note 2 to the Consolidated Financial Statements, the functional currency of the Sugar and Citrus segment, the Argentine peso, continues to devalue compared to the U.S. dollar, resulting in material currency translation losses. Operating income, as discussed above, does not include the effects of the material currency translation losses on shareholders' equity or net earnings. The economy of Argentina has been severely, negatively impacted by the devaluation and continuing recession. Currently, management has been able to increase the peso prices for sugar more than peso costs have increased, resulting in improved operating income in terms of U.S. dollars. However, as a result of the economic turmoil and uncertainty, it is not possible for management to predict if this trend will continue or if costs will begin to increase more than sugar prices in the coming months.


Power Segment
                                         Three Months Ended
                                      March 30,      March 31,
(Dollars in millions)                    2002           2001

Net sales                             $  12.2           17.0
Operating income                      $   1.6            3.3

Net sales for the Power segment decreased $4.8 million in the first quarter of 2002 compared to the first quarter of 2001 reflecting lower market rates in the spot market. Through the third quarter of 2001, all sales from this division were made under contract to the state-owned electric company. That contract was rescinded during September 2001 and the Company began selling power at market rates on the spot market. These market rates have decreased during the quarter reflecting, in part, lower average fuel costs, a component of pricing.

Operating income decreased $1.7 million for the first quarter of 2002 compared to the first quarter of 2001 primarily reflecting the lower market rates and additional transmission fees, partially offset by lower operating expenses. While management is not able to predict future market rates, it is anticipated that operating income will be lower for the remainder of 2002 compared to 2001.


All Other
                                         Three Months Ended
                                       March 30,     March 31,
(Dollars in millions)                    2002           2001

Net sales                             $    6.6           9.9
Operating loss                        $   (0.5)         (1.8)
Loss from foreign affiliates          $   (0.9)            -

Net sales for all other businesses decreased $3.3 million and operating loss decreased $1.3 million in the first quarter of 2002 compared to the first quarter of 2001. These decreases are primarily the result of the Produce division's decision to cease shrimp, pickle and pepper farming operations in Honduras. Management currently anticipates improved operating results for the remainder of 2002 compared to 2001. Management has evaluated the recoverability of those long-lived farming assets at December 31, 2001, believes the value is presently recoverable, and is currently considering various strategic alternatives for those assets. However, the final decision regarding the alternatives, or continued losses from existing operations, could result in the carrying values not being recoverable, and could result in a material charge to earnings for the impairment of those assets.

The loss from foreign affiliates during 2002 represents the Company's share of losses from an equity method investment in a Bulgarian wine business. The equity in losses from that investment began during the second quarter of 2001. Management currently anticipates continuing losses for the remainder of 2002.


Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $4.4 million to $26.3 million for the first quarter of 2002 compared to the first quarter of 2001. The decrease primarily reflects lower operating costs for the Sugar and Citrus segment, including the effects of the Argentine peso devaluation on peso denominated expenses, reduced operating expenses in the Power division and lower provision for bad debts in the Commodity Trading and Milling division. As a percentage of revenues, SG&A decreased to 5.9% in the first quarter of 2002 from 7.1% in the first quarter of 2001, primarily due to increased revenues in the Commodity Trading and Milling segment and the reduced SG&A expenses in the segments discussed above.


Interest Expense

Interest expense decreased $2.5 million in the first quarter of 2002 compared to the first quarter of 2001. The decrease is primarily a result of a lower average level of short-term and long-term borrowings outstanding during the 2002, and, to a lesser extent, lower average interest rates.


Interest Income

Interest income decreased $0.6 million in the first quarter of 2002 compared to the first quarter of 2001 reflecting lower average interest rates during 2002 and a reduction in average funds invested.


Foreign Currency Losses

Foreign  currency  losses  increased to $5.4  million  for  the  first quarter of 2002 compared with $0.4 million for the same period in 2001. The losses during 2002 primarily reflect the Argentine peso devaluation effect on dollar denominated net liabilities of the Company's Argentine subsidiary. See Note 2 to the Consolidated Financial Statements for additional discussion of the devaluation. As a result of the continuing economic uncertainties in Argentina, management is unable to predict the future extent of any further devaluation of the Argentine peso.


Income Tax Expense

The effective tax rate decreased during 2002 compared to 2001 primarily as the result of increased permanently deferred foreign earnings and lower domestic taxable income.


Other Financial Information

The Financial Accounting Standards Board (FASB) has issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record a long-lived asset and related liability for estimated future costs of retiring certain assets. The estimated asset retirement obligation, discounted to reflect present value, will grow to reflect accretion of the interest component. The related retirement asset will be amortized over the economic life of the related asset. Upon adoption of this statement, a cumulative effect of a change in accounting principle will be recorded at the beginning of the year to recognize the deferred asset and related accumulated amortization to date and the estimated discounted asset retirement liability together with cumulative accretion since the inception of the liability.

The Company will incur asset retirement obligation costs associated with the closure of the hog lagoons it is legally obligated to close. Accordingly, the Company is performing detailed assessments and obtaining the appraisals required to estimate the future retirement costs. Although these costs could change by the date of adoption, it is currently estimated that the Company will record a cumulative effect of approximately $2.1 million as a charge to earnings, an increase in net fixed assets of $2.9 million and a liability of $5.0 million for this change in accounting principle at the date of adoption. Currently, the Company plans to adopt this statement during the first quarter of fiscal 2003. During 2003, the Company currently estimates the total accretion of the liability and depreciation of fixed assets to increase cost of sales by approximately $0.5 million.

In February 2002, the Company began a tender offer in Argentina to purchase the remaining outstanding shares of its sugar and citrus subsidiary, Tabacal, not currently owned by the Company. If the
Company is successful in completing this transaction, it would increase shareholders' equity by approximately $46.3 million by reducing its deferred tax liability. This benefit would be recognized by reducing other accumulated comprehensive loss and recording a tax benefit in the Consolidated Statement of Earnings for 2002. As a result of the current economic and political situation in Argentina, the Company is not yet certain that it will be able to complete the remaining required legal actions. See Note 4 to the Consolidated Financial Statements for further discussion.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing interest rates, commodity prices and foreign currency exchange rates. Changes in interest rates impact the cash required to service variable rate debt. From time to time, the Company uses interest rate swaps to manage risks of increasing interest rates. Changes in commodity prices impact the cost of necessary raw materials, finished product sales and firm sales commitments. The Company uses corn, wheat, soybeans and soybean meal futures and options to manage certain risks of increasing prices of raw materials and firm sales commitments. From time to time, the Company uses hog futures to manage risks of increasing prices of live hogs acquired for processing. Changes in foreign currency exchange rates impact the cash paid or received by the Company on foreign currency denominated receivables and payables. The Company manages certain of these risks through the use of foreign currency forward exchange agreements. Changes in the exchange rate for the Argentine peso affect the valuation of foreign currency denominated net assets of the Company's Argentine subsidiary and net earnings for the impact of the change on that subsidiary's dollar denominated net liabilities. The Company's market risk exposure related to these items has not changed materially since December 31, 2001.


SEABOARD CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On March 29, 2002, the EPA issued an Amended Emergency Administrative Order (the "SDWA Order"), pursuant to Section 1431(a) of the Safe Drinking Water Act, 42 U.S.C. Sec. 300i(a) ( the "SDWA"), against the Company's subsidiary, Seaboard Farms, Inc. ("Seaboard Farms"), Shawnee Funding Limited Partnership and PIC USA, Inc. ("PIC") (collectively, "Respondents"). The SDWA Order was issued after the negotiation of a settlement agreement with EPA and supercedes the similar order issued June 7, 2001. Pursuant to this settlement agreement, upon the issuance of the SDWA Order, EPA and Respondents agreed to dismiss the litigation Respondents had commenced in the United States Court of Appeals for the Tenth Circuit challenging the June 7, 2001 order. The SDWA Order relates to five swine farms located in Major County and Kingfisher County, Oklahoma and alleges that Respondents have violated the SDWA through the introduction of a contaminant (nitrate) into groundwater which may create an imminent and substantial risk of harm from contamination of domestic wells. Respondents disputed the allegations of the SDWA Order, but determined that it would be more cost effective to negotiate the terms of an order than to challenge it. Pursuant to the SDWA Order, Respondents must sample certain domestic wells and provide alternative water supplies for users of certain wells until investigations reveal that the wells are safe or that the swine farms are not the source of elevated nitrates. In the event the Respondents fail to comply with the SDWA Order, the EPA may commence a civil action and can seek a civil penalty of up to $15,000 per day, per violation. Seaboard is receiving indemnity and defense of the SDWA Order from PIC.

On April 2, 2002, the United States Environmental Protection Agency ("EPA") sent to the Company's subsidiary, Seaboard Farms, and Mission Funding, LLC ("Mission) a letter pursuant to the Clean Air Act ("CAA") requiring Seaboard Farms and Mission to install and use monitoring equipment to sample emissions at certain hog confinement facilities for purposes of determining whether these operations are in compliance with the CAA. The EPA is requiring monitoring at specific facilities and requesting that Seaboard Farms and Mission determine whether the results therefrom can be reasonably extrapolated to estimate the emissions for all other farms operated by Seaboard Farms. If not, Seaboard Farms and Mission must list all unrepresented farms and either monitor those farms or identify other farms from which monitoring can be extrapolated to estimate their emissions. The letter also requires that Seaboard Farms and Mission submit a plan and protocol for testing for emissions of particulate matter, volatile organic compounds and hydrogen sulfide.

The Company believes that EPA's demand is beyond the Agency's authority pursuant to the CAA because the monitoring program demanded by EPA (a) is not reasonably required to determine whether Seaboard Farms' and Mission's facilities are in compliance with the CAA, and
(b) imposes monitoring methods that EPA has admitted are unreliable. Seaboard Farms has undertaken a technical study to determine whether its hog operations are in compliance with the CAA, including any applicable State Implementation Plan. Seaboard Farms intends to have discussions with EPA regarding a reasonable way to make the compliance determination demanded by EPA's letter. Pursuant to the CAA, if EPA is within its authority to require the monitoring and Seaboard Farms and Mission do not comply, the EPA can bring a suit to enforce the provisions of the letter, and if it is determined that EPA is within its authority, the court can impose a civil penalty of up to $27,500 per violation, per day of non-compliance, and may obtain appropriate injunctive relief.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.2  Registrant's Bylaws, as amended.

(b) Reports on Form 8-K. On January 16, 2002 the Company filed a report on Form 8-K, dated January 11, 2002, disclosing the effects of the Argentine peso devaluation on the Company's Sugar and Citrus segment located in Argentina. Further discussion is included in Note 2 to the Condensed Consolidated Financial Statements.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical  fact.  These statements appear in a number  of  places  in this Report and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the sale price for pork products from such operations, (v) the price for the Company's products and services, (vi) the effect of the devaluation of the Argentine peso, (vii) the effect of changes to the produce division operations on the consolidated financial statements of the Company, (viii) the potential effect of the proposed U.S. Farm Bill on the Company's Pork Division, (ix) the potential impact of various environmental actions pending or threatened against the Company or (x) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q, including without limitation the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors which could cause such differences.




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  April 25, 2002

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                               Robert L. Steer, Senior Vice President,
                               Treasurer, and Chief Financial Officer



                           by:  /s/ John A. Virgo
                               John A. Virgo, Corporate Controller