Form 10-Q
period 2002-06-29
SEABOARD CORP /DE/
filed 2002-08-05
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

  {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 29,2002

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


     There were 1,487,520 shares of common stock, $1.00 par value per share, outstanding on July 26, 2002.

                                               Total pages in filing - 18 pages


  PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

                         SEABOARD CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Balance Sheets
                                (Thousands of dollars)
                                      (Unaudited)

                                                  June 29,         December 31,
                                                    2002              2001
                                 Assets
  Current assets:
    Cash and cash equivalents                    $    19,868       $    22,997
    Short-term investments                            88,920           126,795
    Receivables, net                                 196,399           187,416
    Inventories                                      186,377           205,345
    Deferred income taxes                             14,897            13,966
    Other current assets                              25,356            36,343
  Total current assets                               531,817           592,862
  Investments in and advances to foreign
    affiliates                                        48,333            52,256
  Net property, plant and equipment                  516,096           556,273
  Other assets                                        30,463            34,201
  Total assets                                   $ 1,126,709       $ 1,235,592

                     Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable to banks                       $    30,882       $    37,703
    Current maturities of long-term debt              52,030            55,166
    Accounts payable                                  42,990            61,513
    Other current liabilities                        113,726           126,218
  Total current liabilities                          239,628           280,600
  Long-term debt, less current maturities            226,202           255,819
  Deferred income taxes                               79,624           131,957
  Other liabilities                                   34,422            33,946
  Total non-current and deferred liabilities         340,248           421,722
  Minority interest                                    6,610             6,067
  Stockholders' equity:
      Common stock of $1 par value,
      Authorized 4,000,000 shares;
      Issued 1,789,599 shares                          1,790             1,790
    Less 302,079 shares held in treasury                (302)             (302)
                                                       1,488             1,488
    Additional capital                                13,214            13,214
    Accumulated other comprehensive loss             (71,157)          (65,406)
    Retained earnings                                596,678           577,907
  Total stockholders' equity                         540,223           527,203
  Total liabilities and stockholders' equity     $ 1,126,709       $ 1,235,592

             See notes to condensed consolidated financial statements.



                         SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Earnings
                    (Thousands of dollars except per share amounts)
                                     (Unaudited)




                              Three Months Ended           Six Months Ended
                             June 29,       June 30,    June 29,        June 30,
                             2002           2001        2002            2001

Net sales                $  477,104     $  468,513  $  920,027      $  903,773
Cost of sales and
 operating expenses         436,962        398,720     836,799         785,181
    Gross income             40,142         69,793      83,228         118,592
Selling, general and
 administrative expenses     24,950         30,153      51,282          60,916
    Operating income         15,192         39,640      31,946          57,676

Other income (expense):
 Interest expense            (5,197)        (7,184)    (10,648)        (15,111)
 Interest income              1,487          2,213       3,162           4,522
 Other investment income,
  net                           149         18,711         152          18,600
 Loss from foreign
  affiliates                 (1,236)        (2,423)     (3,327)         (3,046)
 Minority interest             (366)            11        (543)            (16)
 Foreign currency loss, net  (8,582)           (11)    (13,996)           (459)
 Miscellaneous, net          (4,446)         1,732      (3,141)          3,063
    Total other income
     (expense), net         (18,191)        13,049     (28,341)          7,553
    Earnings (loss) before
     income taxes            (2,999)        52,689       3,605          65,229
Income tax benefit
 (expense)                   18,680        (21,170)     16,653         (26,095)
    Net earnings         $   15,681     $   31,519  $   20,258      $   39,134

Earnings per common
 share                   $    10.54     $    21.19  $    13.62      $    26.31
Dividends declared per
 common share            $     0.75     $     0.25  $     1.00      $     0.50
Average number of
 shares outstanding       1,487,520      1,487,520   1,487,520       1,487,520

             See notes to condensed consolidated financial statements.



                         SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                                (Thousands of dollars)
                                      (Unaudited)

                                              June 29,                June 30,
                                                2002                    2001

Cash flows from operating activities:
  Net earnings                                $ 20,258               $  39,134
  Adjustments to reconcile net earnings
    to cash from operating activities:
     Depreciation and amortization              25,222                  27,492
     Loss from foreign affiliates                3,327                   3,046
     Foreign currency translation loss          10,219                       -
     Deferred income taxes                     (17,247)                  4,356
     (Gain) loss from sale of fixed assets          (8)                  1,072
     Gain on exchange of investment                  -                 (18,745)
  Changes in current assets and liabilities:
     Receivables, net of allowance             (19,896)                 30,829
     Inventories                                 8,722                   9,054
     Other current assets                       10,801                  (9,644)
     Current liabilities exclusive of debt     (22,782)                  7,028
  Other, net                                       133                   4,512
Net cash from operating activities              18,749                  98,134
Cash flows from investing activities:
  Purchase of short-term investments           (46,629)               (333,302)
  Proceeds from the sale or maturity of
    short-term investments                      84,699                 293,053
  Investments in and advances to foreign
    affiliates, net                                369                  (2,198)
  Capital expenditures                         (21,366)                (27,428)
  Other, net                                      (148)                  2,391
Net cash from investing activities              16,925                 (67,484)
Cash flows from financing activities:
  Notes payable to banks, net                   (6,821)                (34,193)
  Principal payments of long-term debt         (28,597)                 (2,907)
  Dividends paid                                (1,487)                   (744)
  Bond construction fund                           575                   2,367
Net cash from financing activities             (36,330)                (35,477)
Effect of exchange rate change on cash          (2,473)                      -
Net change in cash and cash equivalents         (3,129)                 (4,827)
Cash and cash equivalents at beginning of year  22,997                  19,760
Cash and cash equivalents at end of quarter   $ 19,868               $  14,933

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

Supplemental Noncash Transactions - As more fully described in Note 2, the continuing devaluation of the Argentine peso decreased the assets and liabilities of the Sugar and Citrus segment during 2002. The devaluation of the peso-denominated assets and liabilities reduced working capital by $15,420,000, fixed assets by $34,905,000, and net long-term liabilities by $834,000 during the year. See Note 4 for a discussion of the tax benefits recorded related to this devaluation.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of;" however, it retains most of the provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The adoption had no immediate impact on the Company's financial statements.


Note 2 - Comprehensive Income (Loss)

Components of total comprehensive income (loss), net of related taxes, are summarized as follows:

                                      Three Months Ended     Six Months Ended
                                       June 29,  June 30,    June 29,  June 30,
(Thousands of dollars)                  2002      2001        2002      2001

Net income                            $ 15,681  $ 31,519    $ 20,258  $ 39,134
Other comprehensive income (loss)
 net of applicable taxes:
  Foreign currency translation
   adjustment                           31,741      (326)     (3,444)     (326)
  Unrealized loss on investments        (4,903)   (6,151)     (2,283)   (6,102)
  Net unrealized gain on cash flow
   hedges                                  213         -          76         -
  Deferred gain on swaps                     -         -           -     1,353
  Amortization of deferred gain on
   swaps                                   (50)      (51)       (100)     (101)
Total comprehensive income            $ 42,682  $ 24,991    $ 14,507  $ 33,958

The components of and changes in accumulated other comprehensive loss for the six months ended June 29, 2002 are as follows:

                                              Balance                  Balance
                                             December 31,   Period     June 29,
(Thousands of dollars)                         2001         Change      2002

Foreign  currency translation adjustment    $ (62,218)   $  (3,444)  $ (65,662)
Unrealized loss on investments                 (3,067)      (2,283)     (5,350)
Unrecognized pension cost                      (1,273)           -      (1,273)
Net unrealized gain on cash flow hedges             -           76          76
Deferred gain on swaps                          1,152         (100)      1,052
Accumulated  other comprehensive loss       $ (65,406)   $  (5,751)  $ (71,157)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso devaluation on the net assets of the Company's Sugar and Citrus segment. During 2002, the peso continued to devalue against the dollar. As a result of this devaluation the Company has recorded charges against earnings, excluding tax adjustments discussed below, totaling $12,304,000 for the six-month period in 2002 related to dollar denominated net liabilities of the Company's Argentine subsidiary. In addition, currency translation losses of $37,831,000 have been recorded during the six month period as a component of other comprehensive loss related to the peso-denominated net assets. At June 29, 2002 the Company has $41,482,000 in net assets denominated in Argentine pesos and $10,530,000 in net liabilities denominated in U.S. dollars in Argentina. Impacts of further fluctuations in the currency exchange rate will be recorded in future periods. Prior to the second quarter of 2002, no tax benefit was recorded for the devaluation losses. During the second quarter of 2002, the Company reduced the foreign currency translation adjustment by recognizing a tax benefit of $34.6 million. See Note 4 for further discussion.

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the provision related to the foreign currency translation losses discussed above, which are provided at a 35% rate, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.


Note 3 - Inventories

The following is a summary of inventories at June 29, 2002 and December 31,2001 (in thousands):

                                                  June 29,         December 31,
                                                   2002                2001
At lower of LIFO cost or market:
    Live hogs and related materials              $ 119,694           $ 124,212
    Dressed pork and related materials               6,428              12,930
                                                   126,122             137,142
    LIFO allowance                                  (5,371)             (5,231)
           Total inventories at lower of
            LIFO cost or market:                   120,751             131,911
At lower of FIFO cost or market:
    Grain, flour and feed                           44,222              42,581
    Sugar produced and in process                    4,857              15,039
    Other                                           16,547              15,814
           Total inventories at lower of
            FIFO cost or market                     65,626              73,434
           Total inventories                     $ 186,377           $ 205,345


Note 4 - Contingencies

In  May 2002, the Farm Security and Rural Investment Act of 2002 (Farm
Bill) was signed into law without the Johnson Amendment, which would have prohibited packers such as the Company from owning and raising swine. The Farm Bill is still pending appropriations. Based on the current political environment concerning packers, it is uncertain whether new legislation will be introduced in the future which could have a negative impact on the Company.

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

The Company is a defendant in an action brought by the Sierra Club alleging violations of various environmental laws related to one of the Company's hog production operations. The Company believes it has meritorious defenses to all of the claims of the Sierra Club but cannot predict with certainty the outcome of the litigation. The Company is also subject to an ongoing investigation by the United States Environmental Protection Agency. In the opinion of management, the above action and investigation are not expected to result in a materially adverse effect on the consolidated financial statements of the Company.

The Company had not previously recognized any tax benefits from losses generated by Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal), its sugar and citrus segment, for financial reporting purposes since it was not a controlled entity for tax purposes and it was not apparent that the permanent basis difference would reverse in the foreseeable future. In February 2002, the Company began a tender offer in Argentina to purchase the outstanding shares of Tabacal not owned by the Company. During the second quarter of 2002, the Company completed a series of transactions which culminated in Tabacal's conversion from a Sociedad Anonima (S.A.) to a Sociedad de Responsabilidad Limitada or (S.R.L.) organizational entity. This conversion resulted in the Company recognizing a tax benefit of $48.9 million, of which $34.6 million reduced the currency translation adjustment recorded as accumulated other comprehensive loss. The remaining benefit of $14.3 million was recognized as a current tax benefit in the Consolidated Statement of Earnings for 2002.

The Company is a plaintiff in a lawsuit against several manufacturers of vitamins and feed additives which have plead guilty in the context of criminal proceedings to price fixing. Because the manufacturers have admitted to the price fixing in the criminal context, it is likely that the manufacturers will be liable for the overcharges made as a result of the price fixing. During the second quarter of 2002, the Company recorded as miscellaneous income $4.9 million received as settlement from certain of the manufacturers from which the Company had purchases aggregating $13.3 million during the relevant period. The Company had purchases aggregating approximately $23.5 million from the remaining manufacturers during the relevant time period.

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

As the Sugar and Citrus segment operates solely in Argentina with primarily local sales and operating expenses, the functional currency is the Argentine peso. As described in Note 2, the Company has recorded the effects of the recent and ongoing devaluation of the Argentine peso. As a result, peso-denominated assets have been reduced by $60,183,000 during the first six months of 2002.

Management is currently considering various strategic alternatives for the Produce Division and has ceased its shrimp, pickle and pepper farming operations in Honduras. After evaluating the recoverability of the long-lived assets of the Produce Division at December 31, 2001, management believes the values are presently recoverable. As of June 29, 2002, the total carrying value of these long-lived assets totaled $5,955,000.

Sales to External Customers:
                                      Three Months Ended     Six Months Ended
                                     June 29,    June 30,    June 29,  June 30,
(Thousands of dollars)                2002        2001        2002      2001

Pork                               $ 159,331  $ 211,103   $ 330,389  $ 392,997
Commodity Trading and Milling        184,134    121,046     331,672    237,275
Marine                                96,648     96,663     187,463    186,554
Sugar and Citrus                      14,596     16,841      29,295     37,218
Power                                 16,313     16,203      28,525     33,170
All Other                              6,082      6,657      12,683     16,559
   Segment/Consolidated Totals     $ 477,104  $ 468,513   $ 920,027  $ 903,773


Operating Income:
                                      Three Months Ended     Six Months Ended
                                     June 29,    June 30,    June 29,  June 30,
(Thousands of dollars)                2002        2001        2002      2001

Pork                               $  (5,352) $  25,476   $  (2,835) $  37,302
Commodity Trading and Milling          7,607      4,152      14,356      4,476
Marine                                 5,562      6,379       9,175     11,032
Sugar and Citrus                       4,812      2,156       7,947      3,178
Power                                  3,287      3,920       4,912      7,213
All Other                                (22)    (1,421)       (536)    (3,254)
   Segment Totals                     15,894     40,662      33,019     59,947
Corporate Items                         (702)    (1,022)     (1,073)    (2,271)
   Consolidated Totals             $  15,192  $  39,640   $  31,946  $  57,676


Total Assets:
                                     June 29,             December 31,
(Thousands of dollars)                2002                   2001

Pork                               $   499,070            $   508,642
Commodity Trading and Milling          181,852                172,684
Marine                                 119,034                131,334
Sugar and Citrus                        63,115                115,402
Power                                   75,402                 77,102
All Other                               18,139                 20,276
   Segment Totals                      956,612              1,025,440
Corporate Items                        170,097                210,152
   Consolidated Totals             $ 1,126,709            $ 1,235,592


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


Note 6 - Subsequent Events

In July 2002, Seaboard Corporation (Seaboard) purchased for $26.9 million an additional 66,666,667 shares of common stock of Fjord
Seafood ASA (Fjord), an integrated salmon producer and processor headquartered in Norway. This additional investment increased Seaboard's ownership in Fjord to approximately 21%.

Through June 29, 2002, Seaboard had accounted for this investment as a long-term available-for-sale equity security. As a result of the increase in ownership to over 20% in July 2002, in the third quarter of 2002 Seaboard will begin to account for this investment under the equity method. In addition, in the third quarter of 2002 Seaboard will be required by Accounting Principles Board Opinion No. 18 to retroactively adjust all previous quarters' financial statements as if the equity method of accounting had been used at the time of Seaboard's initial investment in Fjord on May 2, 2001. Below is a summary of the expected retroactive adjustment of assets, equity and net income:

                                                       Year-to-date
(Thousands of dollars)  Total Assets      Equity       Net Earnings

June 30, 2001
 As reported             $1,279,179      $573,899        $39,134
 As adjusted             $1,285,265      $579,985        $39,134

September 29, 2001
 As reported             $1,312,397      $584,619        $45,560
 As adjusted             $1,309,756      $585,107        $44,759

December 31, 2001
 As reported             $1,235,592      $527,203        $53,305
 As adjusted             $1,234,757      $528,420        $51,989

March 30, 2002
 As reported             $1,167,277      $498,656        $ 4,577
 As adjusted             $1,158,760      $494,131        $ 1,723

June 29, 2002
 As reported             $1,126,709      $540,223        $20,258
 As adjusted             $1,126,207      $540,215        $16,821



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities for the six months ended June 29, 2002, decreased $79.4 million compared to the same period one year earlier. The decrease in cash flows was primarily related to lower net earnings and changes in the components of working capital. Changes in components of working capital are primarily related to the timing of normal transactions for voyage settlements, trade payables and receivables. Within the Commodity Trading and Milling segment, increased sales during 2002 resulted in an increase in receivables compared to a decrease in receivables during the first half of 2001.

Cash from investing activities for the six months ended June 29, 2002, increased $84.4 million compared to the same period one year earlier. The increase was primarily related to proceeds from the net sale of short-term investments compared to net purchases of investments in the prior year.

The Company invested $21.4 million in property, plant and equipment for the six months ended June 29, 2002, of which $13.5 million was expended in the Pork segment, $1.4 million in the Commodity Trading and Milling Segment, $4.1 million in the Marine segment, $1.5 million in the Sugar and Citrus segment, and $0.9 million in other businesses of the Company.

The Company invested $13.5 million in the Pork segment primarily for expansion of existing hog production facilities, improvements to the pork processing plant, and purchase options for land upon which the Company plans to expand operations as discussed below. During the remainder of 2002, the Company anticipates spending $20.3 million for continued expansion of existing hog production facilities, upgrades to the existing pork processing plant and certain costs related to the planning for construction of the new processing plant. In addition, during the third quarter of 2002, the Company currently intends to purchase approximately $121.0 million of certain facilities currently under lease. See below for further discussion.

In February 2002, the Company announced plans to build a second processing plant in northern Texas along with related plans to expand its vertically integrated hog production facilities. These plans are contingent on a number of factors, including obtaining necessary permits, commitments for a sufficient quantity of hogs to operate the plant, no statutory impediments being imposed and an improvement in market conditions. These plans will require extensive capital outlays and financing demands. The current cost estimates to build the plant are approximately $150.0 million with an additional $200.0 million for live production facilities for a total of approximately
$350.0 million. The Company also anticipates pursuing various contract growing arrangements. The Company is currently evaluating its alternatives for financing these expansion plans, including additional borrowings, leases or other business ventures with third parties. Due to the above uncertainties and current pork industry conditions, Management is currently not able to predict the exact timing of the expansion project. It is currently estimated that the earliest construction might commence is the second half of 2003, subject to the necessary permits and financing being obtained.

The Company invested $1.4 million in the Commodity Trading and Milling segment primarily for the purchase of additional equipment. During the remainder of 2002, the Company anticipates spending $1.1 million for additional equipment.

The Company invested $4.1 million in the Marine segment primarily for the purchase of additional machinery and equipment. During the remainder of 2002, the Company anticipates spending $8.2 million for additional equipment.

The Company invested $1.5 million in the Sugar and Citrus segment primarily for improvements to existing facilities and sugarcane fields. During the remainder of 2002, the Company anticipates spending $1.6 million for additional improvements.

In July 2002, the Company invested an additional $26.9 million in Fjord Seafood ASA (Fjord), an integrated salmon producer and processor headquartered in Norway, increasing its ownership percentage from approximately 11% to approximately 21%. See Note 6 to the Consolidated Financial Statements for further discussion.

The Company's one-year revolving credit facilities totaling $141.0 million at December 31, 2001 matured during the first quarter of 2002. The Company extended the $20.0 million facility for one year. While the Company currently anticipates replacing the facility that was not extended during 2002, the total amount and related terms of the facility have not yet been determined. The Company also has short-term uncommitted credit lines totaling $75.3 million at June 29, 2002. As of June 29, 2002, the Company had no borrowings outstanding under the one-year revolving credit facility and $30.9 million outstanding under the short-term uncommitted credit lines.

The Company is a party to various master lease programs and a contract finishing agreement (the "Facility Agreements") with limited partnerships and a limited liability company which own certain of the facilities that are used in connection with the Company's vertically integrated hog production. These arrangements are accounted for as operating leases. At June 29, 2002, the total amount of unamortized costs representing fixed asset values and the underlying outstanding debt under these Facility Agreements was approximately $183.0 million. These hog production facilities produce approximately 45% of the Company owned hogs processed at the plant. During the second quarter of 2002, the underlying bank facility in one of the limited partnerships was extended to December 2002. The Company currently intends to purchase certain assets from the limited partnerships for approximately $121.0 million, subject to obtaining the necessary financing. Management is uncertain as to the exact timing of this purchase but anticipates finalizing the purchase and related financing during the third quarter of 2002. The Company is also currently evaluating various options for certain of the remaining facilities, including purchasing certain assets from the limited partnerships ($26.3 million at June 29, 2002) or having the limited partnerships and limited liability company attempt to sell properties to third parties with which the Company may enter into grower arrangements. Currently, management believes that it will have sufficient liquidity and financing capacity to accomplish any of the alternatives.

In addition to the financing requirements to accommodate the Pork segment expansion plans, the Company's Senior Notes continue to mature through 2007. Management believes that the Company's current combination of liquidity, capital resources and borrowing capabilities will be adequate for its existing operations during fiscal 2002. Management is evaluating various alternatives for future financings to provide adequate liquidity for the Company's future operating and expansion plans. In addition, management intends to continue seeking opportunities for expansion in the industries in which it operates.


RESULTS OF OPERATIONS

Net sales for the three and six months ended June 29, 2002, increased by $8.6 and $16.3 million, respectively, compared to the same periods one year earlier. Operating income for the three and six months ended June 29, 2002 decreased by $24.4 and $25.7 million, respectively, compared to the same periods one year earlier. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Pork Segment
                               Three Months Ended       Six Months Ended
                               June 29,   June 30,      June 29, June 30,
(Dollars in millions)            2002       2001          2002     2001

Net sales                      $ 159.3   $ 211.1       $ 330.4  $ 393.0
Operating income (loss)        $  (5.4)  $  25.5       $  (2.8) $  37.3

Net sales for the Pork segment decreased $51.8 and $62.6 million, respectively, for the three and six months ended June 29, 2002 compared to the same periods in 2001 primarily as a result of lower pork prices. Reduced world-wide meat supplies during 2001 contributed to higher sales prices for that year. During 2002, domestic meat supplies have increased, causing increased competition for pork products which has resulted in significantly lower sales prices compared with the prior year.

Operating  income  for  the  Pork segment decreased  $30.9  and  $40.1 million, for the three and six months ended June 29, 2002, respectively, compared to the same periods in 2001, resulting in operating losses for the 2002 periods. The decreases primarily reflect the lower sales prices discussed above, partially offset by a decrease in cost of third party hogs. While unable to predict future market prices, management expects pork prices will remain below prior year levels and anticipates operating income for the remainder of 2002 will continue to be significantly lower than 2001, including the potential for breakeven operating results or minimal losses.


Commodity Trading and Milling Segment

                               Three Months Ended       Six Months Ended
                               June 29,   June 30,      June 29, June 30,
(Dollars in millions)            2002       2001          2002     2001

Net sales                      $ 184.1   $ 121.0       $ 331.7  $ 237.3
Operating income               $   7.6   $   4.2       $  14.4  $   4.5
Loss from foreign affiliates   $  (0.0)  $  (1.2)      $  (1.2) $  (1.8)

Net sales for the Commodity Trading and Milling segment increased $63.1 and $94.4 million, respectively, for the three and six months ended June 29, 2002 compared to the same periods in 2001. The increase is primarily a result of increased commodity trading volumes to third party customers, increased milling revenues and, to a lesser extent, increased commodity trading volumes to foreign affiliates. Commodity trading volumes to third party customers increased as the Company has focused its efforts on expanding in certain existing and new trading markets. Milling revenues have increased primarily as a result of favorable operating environments in certain foreign locations, which have allowed certain mills to increase production levels.

Operating income for this segment increased $3.4 and $9.9 million for the three and six months ended June 29, 2002, respectively, compared to the same periods in 2001. Operating income increased primarily from increased trading volumes discussed above, increased production at certain foreign milling operations, and, to a lesser extent, a lower provision for bad debts. In addition, operating income for the six months ended June 29, 2002 increased $3.0 million compared to 2001 as a result of the change in the Company's treatment of commodity contracts. During 2001, commodity derivative contracts were treated as fair value hedges with minimal earnings impact since the related firm contract was also marked to market. While the Company believes its commodity futures and options are economic hedges of its firm purchase and sales contracts, beginning in the fourth quarter of 2001, the Company discontinued the extensive record-keeping required to account for commodity transactions as fair value hedges. As a result, during 2002, while the derivative contracts have been marked-to-market through cost of goods sold, the related, offsetting change in market value of the firm commitments has not been recognized. Accordingly, the Company will recognize decreased operating income in future quarters related to these contracts based on current market values. Due to the nature of this segment's operations and its exposure to foreign political and economic situations, management is unable to predict future sales and operating results.

Loss from foreign affiliates decreased $1.2 and $0.6 million for the three and six months ended June 29, 2002, respectively, compared to the same periods in 2001. These decreases are primarily a result of improved operating environments at certain African milling operations during the second quarter. Based on the exposure to foreign political and economic situations in the countries in which the flour and feed mills operate, management believes that losses from foreign affiliates for the remainder of 2002 are possible.


Marine Segment
                               Three Months Ended       Six Months Ended
                               June 29,  June 30,       June 29, June 30,
(Dollars in millions)            2002      2001           2002     2001

Net sales                      $ 96.6    $ 96.7        $ 187.5  $ 186.6
Operating income               $  5.6    $  6.4        $   9.2  $  11.0

Net sales for the Marine segment remained fairly constant for the three and six months ended June 29, 2002 compared to the same periods in 2001. Overall, lower average cargo rates compared with prior year were primarily offset by higher volumes to certain markets. Beginning in March 2002, the Company experienced declining cargo volumes in certain South American markets as the result of political instability in that region, but this decline was offset by increases in other markets.

Operating income for the Marine segment decreased $0.8 and $1.8 million, respectively, for the three and six months ended June 29, 2002 compared to the same periods in 2001, primarily reflecting the lower margins due to declining cargo rates. The duration and extent of certain South American political instability will continue to affect future results while shipping demand for that market remains depressed. Although Management expects operating results for this segment to remain profitable during 2002, with the political instability of certain markets, operating income for the remainder of 2002 is expected to be lower than 2001.


Sugar and Citrus Segment
                               Three Months Ended       Six Months Ended
                               June 29,  June 30,      June 29,  June 30,
(Dollars in millions)            2002      2001          2002      2001

Net sales                      $ 14.6    $ 16.8        $ 29.3    $ 37.2
Operating income               $  4.8    $  2.2        $  7.9    $  3.2

Net sales for the Sugar and Citrus segment decreased $2.2 and $7.9 million, respectively, for the three and six months ended June 29, 2002 compared to the same periods in 2001. This decrease primarily reflects the devaluation of the Argentine peso, discussed below, partially offset by higher sales prices for sugar and, during the second quarter of 2002, increased sales volumes. Operating income increased $2.6 and $4.7 million, respectively, for the three and six months ended June 29, 2002 compared to the same periods in 2001, reflecting the reduction in cost of goods sold as a result of the devaluation and improved sales prices. At this time, management is not able to predict future sugar prices and operating income for the remainder of 2002 in light of the events in Argentina discussed below.

As discussed in Note 2 to the Consolidated Financial Statements, the functional currency of the Sugar and Citrus segment, the Argentine peso, continues to devalue compared to the U.S. dollar resulting in material currency translation losses. Operating income, as discussed above, does not include the effects of the material currency translation losses on shareholders' equity and net earnings that have been incurred by the Company. The economy of Argentina has been severely, negatively impacted by the devaluation and continuing recession. To date, the peso prices for sugar have increased more than peso costs have increased, resulting in improved operating income in terms of U.S. dollars. However, as a result of the economic turmoil and uncertainty, it is not possible for management to predict if this trend will continue or if costs will begin to increase more than sugar prices in the coming months.


Power Segment
                               Three Months Ended       Six Months Ended
                               June 29,  June 30,      June 29,  June 30,
(Dollars in millions)            2002      2001          2002      2001

Net sales                      $  16.3   $ 16.2        $ 28.5    $ 33.2
Operating income               $   3.3   $  3.9        $  4.9    $  7.2

Net sales for the Power segment increased $0.1 million and decreased $4.7 million, respectively, for the three and six months ended June 29, 2002 compared to the same periods in 2001 reflecting lower average market rates in the spot market for the first three months of 2002. Through the third quarter of 2001, all sales from this division were made under contract to the state-owned electric company. That contract was rescinded during September 2001 and the Company began selling power at market rates on the spot market. Market rates decreased through the first quarter of 2002 reflecting, in part, lower average fuel costs, a component of pricing, but gradually increased during the second quarter ultimately reaching levels more comparable with the prior year.

Operating income decreased $0.6 and $2.3 million, respectively, for the three and six months ended June 29, 2002 compared to the same periods in 2001 primarily reflecting the lower average market rates and additional transmission fees, partially offset by lower operating expenses. The 2002 second quarter results improved over the first quarter, reflecting the improvement in prices during the quarter as discussed above. While management is not able to predict future market rates, it is anticipated that operating income will be lower for the remainder of 2002 compared to 2001.


All Other
                              Three Months Ended        Six Months Ended
                             June 29,    June 30,      June 29,   June 30,
(Dollars in millions)          2002        2001          2002      2001

Net sales                    $  6.1     $  6.7         $ 12.7     $ 16.6
Operating loss               $ (0.0)    $ (1.4)        $ (0.5)    $ (3.3)
Loss from foreign affiliates $ (1.2)    $ (1.2)        $ (2.1)    $ (1.2)

Net sales for all other businesses decreased $0.6 and $3.9 million, respectively, and operating loss decreased $1.4 and $2.8 million, respectively,  for  the  three and six  months  ended  June  29,  2002 compared to the same periods of 2001. These decreases are primarily the result of the Produce division's decision to cease shrimp, pickle and pepper farming operations in Honduras. Management currently anticipates improved operating results for the remainder of 2002 compared to 2001. Management has evaluated the recoverability of those long-lived farming assets at December 31, 2001, believes the value is presently recoverable, and is currently considering various strategic alternatives for those assets. However, the final decision regarding the alternatives, or continued losses from existing operations, could result in the carrying values not being recoverable, and could result in a material charge to earnings for the impairment of those assets.

The loss from foreign affiliates represents the Company's share of losses from an equity method investment in a Bulgarian wine business. The equity in losses from that investment began during the second quarter of 2001. See Note 6 to the Consolidated Financial Statements for a discussion of the Company's investment in Fjord Seafood ASA whose results will be included using the equity method of accounting in future financial statements. Management currently anticipates continuing losses for the remainder of 2002.


Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $5.2 and $9.6 million, respectively, for the three and six months ended June 29, 2002 compared to the same periods in 2001. The decrease primarily reflects lower operating costs for the Sugar and Citrus segment, including the effects of the Argentine peso devaluation on peso denominated expenses, reduced operating expenses in the Marine and Power divisions and lower provision for bad debts in the Commodity Trading and Milling division. As a percentage of revenues, SG&A decreased to 5.2% and 5.6% from 6.4% and 6.7%, respectively, for the three months and six months ended June 29, 2002 compared to the same periods in 2001. These decreases are primarily the result of increased revenues in the Commodity Trading and Milling segment and the reduced SG&A expenses in the segments discussed above.


Interest Expense

Interest expense decreased $2.0 and $4.5 million, respectively, for the three and six months ended June 29, 2002 compared to the same periods in 2001. The decrease is primarily a result of a lower average level of short-term and long-term borrowings outstanding during the 2002, and, to a lesser extent, lower average interest rates.


Interest Income

Interest income decreased $0.7 and $1.4 million, respectively, for the three and six months ended June 29, 2002 compared to the same periods in 2001 reflecting a reduction in average funds invested and lower average interest rates during 2002.


Other Investment Income, Net

During the second quarter of 2001, the Company exchanged its non-controlling interest in a joint venture for shares of common stock in Fjord Seafood ASA resulting in gain of $18.7 million ($11.4 million after taxes). Subsequently, primarily as a result of lower operating results, the need for additional capital, and the price decline of Fjord's common stock, management determined the decline in value of its total investment to be other than temporary and recorded a charge to earnings of $18.6 million ($11.4 million after taxes) during the third quarter of 2001.


Foreign Currency Losses, Net

Foreign currency losses, net, increased for 2002 primarily reflecting the effect of the Argentine peso devaluation on the dollar denominated assets and liabilities of the Company's Argentine subsidiary. See
Note 2 to the Consolidated Financial Statements for additional discussion of the devaluation. As a result of the continuing economic uncertainties in Argentina, management is unable to predict the future extent of any further devaluation of the Argentine peso.


Miscellaneous, Net

Miscellaneous, net, for the 2002 three and six-month periods includes $9.6 and $8.5 million of losses, respectively, from interest rate swap agreements partially offset by a gain of $4.9 million in the second quarter related to proceeds received from a lawsuit as discussed in
Note 4 to the Consolidated Financial Statements.


Income Tax Expense

During the second quarter of 2002, the Company recognized a one-time tax benefit of $14.3 million related to Tabacal. See Note 4 to the Consolidated Financial Statements for additional discussion. Excluding the effects of Tabacal, discussed above, the effective tax rate decreased during 2002 compared to 2001 primarily as the result of increased permanently deferred foreign earnings and lower domestic taxable income.


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


SEABOARD CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, on June 29, 2001, the EPA filed a Unilateral Administrative Order (the "RCRA Order"), pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), against the Company's subsidiary, Seaboard Farms, Inc. ("Seaboard Farms"), Shawnee Funding, Limited Partnership, and PIC International Group, Inc. ("PIC") (collectively, "Respondents"). The RCRA Order alleges that five swine farms located in Major County and Kingfisher County, Oklahoma purchased from PIC are causing or could cause contamination of the groundwater. The RCRA Order alleges that, as a result, Respondents have contributed to an "imminent and substantial endangerment" within the meaning of RCRA from the leaking of solid waste in the lagoons or other infrastructure at the farms. The RCRA Order requires Respondents to develop and undertake a study to determine if there has been any contamination from farm infrastructure and, if contamination has occurred, to develop and undertake a remedial plan. In the event the Respondents fail to comply with the RCRA Order, the EPA may commence a civil action and can seek a civil penalty of up to $5,500 per day, per violation.

The Company has recently received notice from the State of Oklahoma alleging that the Company has violated various provisions of Oklahoma state law and the operating permits related to these farms based on the same conditions which gave rise to the RCRA Order.

Although the Company disputes the RCRA Order and the State of Oklahoma's contentions, the Company is cooperating with the EPA and the State of Oklahoma.

The farms that are the subject of the RCRA Order and the allegations by the State of Oklahoma were previously owned by PIC. PIC is presently providing indemnity and defense of the RCRA Order (reserving its right to contest the obligation to do so) and the Company has demanded that PIC provide indemnity and defense with respect to any actions taken by the State of Oklahoma. The Company does not believe there are valid grounds for PIC to contest its obligation to provide the indemnity and defense of these matters. One indemnity agreement with PIC is subject to a $5,000,000 limit, but the Company believes that a more general environmental indemnity agreement would require indemnification of liability in excess of that amount.



Item 4.  Submission of Matters to a Vote of Security Holders

The  annual  meeting of stockholders was held on  April  29,  2002  in
Newton, Massachusetts. Two items were submitted to a vote of stockholders as described in the Company's Proxy Statement dated March 12, 2002. The following table briefly describes the proposals and results of the stockholders' vote.

                                       Votes in          Votes
                                        Favor           Against         Abstain

1.   To elect:
     H. Harry Bresky                  1,293,424.75           0          40,428
     David A. Adamsen                 1,328,840.75           0           5,012
     Douglas W. Baena                 1,329,315.75           0           4,537
     Joe E. Rodrigues                 1,329,075.75           0           4,777
     and Thomas J. Shields            1,328,790.75           0           5,062
     as directors.

2.   To ratify selection of KPMG LLP
     as independent auditors.         1,328,623.75       2,604           2,625


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1   Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2   Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b) Reports on Form 8-K. - Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended June 29, 2002.

This Form 10Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical  fact.  These statements appear in a number  of  places  in this Report and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's financing plans, (iii) the price of feed stocks and other materials used by the Company, (iv) the sale price for pork products from such operations, (v) the price for the Company's products and services, (vi) the effect of the devaluation of the Argentine peso, (vii) the effect of changes to the produce division operations on the consolidated financial statements of the Company, (viii) the potential impact of various environmental actions pending or threatened against the Company or (ix) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q, including without limitation the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors which could cause such differences.




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  August 5, 2002

                           Seaboard Corporation


                           by: /s/ Robert L. Steer
                               Robert L. Steer, Senior Vice President,
                               Treasurer, and Chief Financial Officer



                           by: /s/ John A. Virgo
                               John A. Virgo, Corporate Controller