Form 10-Q
period 2002-09-28
SEABOARD CORP /DE/
filed 2002-11-04
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

  {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 2002

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


       There were 1,255,105 shares of common stock, $1.00 par value per share, outstanding on October 25, 2002.

                                   Total pages in filing - 21 pages




PART I - FINANCIAL INFORMATION
Item. 1  Financial Statements

                     SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                           (Thousands of dollars)
                                 (Unaudited)

                                               September 28,    December 31,
                                                   2002             2001
Assets
Current assets:
   Cash and cash equivalents                   $     15,833    $     22,997
   Short-term investments                            68,771         126,795
   Receivables, net                                 179,252         187,416
   Inventories                                      226,238         205,345
   Deferred income taxes                             15,093          10,075
   Other current assets                              21,876          36,343
Total current assets                                527,063         588,971
Investments in and advances to foreign affiliates    92,942          68,189
Net property, plant and equipment                   513,856         556,273
Other assets                                         23,979          21,324
Total assets                                   $  1,157,840    $  1,234,757

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                      $     33,946    $     37,703
   Current maturities of long-term debt              52,096          55,166
   Accounts payable                                  57,905          61,513
   Other current liabilities                        135,470         126,218
Total current liabilities                           279,417         280,600
Long-term debt, less current maturities             225,343         255,819
Deferred income taxes                                75,170         129,905
Other liabilities                                    32,820          33,946
Total non-current and deferred liabilities          333,333         419,670
Minority interest                                     6,684           6,067
Stockholders' equity:
   Common stock of $1 par value,
   Authorized 4,000,000 shares;
      issued 1,789,599 shares                         1,790           1,790
   Less 302,079 shares held in treasury                (302)           (302)
                                                      1,488           1,488
   Additional capital                                13,214          13,214
   Accumulated other comprehensive loss             (61,432)        (62,873)
   Retained earnings                                585,136         576,591
Total stockholders' equity                          538,406         528,420
Total liabilities and stockholders' equity     $  1,157,840    $  1,234,757

See notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                (Thousands of dollars except per share amounts)
                                (Unaudited)




                       Three Months Ended               Nine Months Ended
                    September 28, September 29,    September 28, September 29,
                        2002          2001             2002          2001

Net sales           $   429,800   $   466,898      $   1,349,827 $   1,370,671
Cost of sales and
 operating expenses     394,901       408,420          1,231,700     1,193,601
   Gross income          34,899        58,478            118,127       177,070
Selling, general and
 administrative expenses 25,588        28,798             76,870        89,714
   Operating income       9,311        29,680             41,257        87,356

Other income (expense):
   Interest expense      (5,129)       (6,011)           (15,777)      (21,122)
   Interest income        1,079         1,802              4,241         6,324
   Other investment
    income (loss), net      (32)      (14,069)               120         4,531
   Loss from foreign
    affiliates           (1,410)       (2,321)            (8,174)       (5,367)
   Minority interest        (74)          (22)              (617)          (38)
   Foreign currency loss
    , net                  (739)          (25)           (14,735)         (484)
   Miscellaneous, net   (14,280)       (3,270)           (17,421)         (207)
      Total other income
       (expense), net   (20,585)      (23,916)           (52,363)      (16,363)
      Earnings (loss)
       before income
       taxes            (11,274)        5,764            (11,106)       70,993
Income tax benefit
 (expense)                5,601          (139)            22,254       (26,234)
      Net earnings
       (loss)       $    (5,673)  $     5,625      $      11,148 $      44,759

Earnings (loss) per
 common share       $     (3.81)  $      3.78      $        7.49 $       30.09
Dividends declared per
 common share       $      0.75   $      0.25      $        1.75 $        0.75
Average number of
 shares outstanding   1,487,520     1,487,520          1,487,520     1,487,520

See notes to condensed consolidated financial statements.


                        SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows
                              (Thousands of dollars)
                                    (Unaudited)

                                                 September 28,    September 29,
                                                     2002             2001

Cash flows from operating activities:
   Net earnings                                     $  11,148        $  44,759
   Adjustments to reconcile net earnings to
    cash from operating activities:
       Depreciation and amortization                   37,780           41,542
       Loss from foreign affiliates                     8,174            5,367
       Foreign currency translation loss               12,526              -
       Deferred income taxes                          (24,947)           4,241
       Net gains on investments                          (120)          (4,531)
   Changes in current assets and liabilities:
        Receivables, net of allowance                  (1,089)           7,756
        Inventories                                   (30,947)           5,939
        Other current assets                           14,245          (18,391)
        Current liabilities exclusive of debt           9,732           35,536
   Other, net                                          (3,267)          (1,569)
Net cash from operating activities                     33,235          120,649
Cash flows from investing activities:
   Purchase of short-term investments                (123,916)        (593,768)
   Proceeds from the sale or maturity of investments  181,087          547,163
   Investments in and advances to foreign affiliates,
    net                                               (27,033)           1,439
   Capital expenditures                               (34,115)         (42,330)
   Other, net                                           1,696            2,613
Net cash from investing activities                     (2,281)         (84,883)
Cash flows from financing activities:
   Notes payable to banks, net                         (2,387)         (38,888)
   Principal payments of long-term debt               (29,530)          (3,813)
   Dividends paid                                      (2,603)          (1,116)
   Bond construction fund                                 569            3,141
Net cash from financing activities                    (33,951)         (40,676)
Effect of exchange rate change on cash                 (4,167)             -
Net change in cash and cash equivalents                (7,164)          (4,910)
Cash and cash equivalents at beginning of year         22,997           19,760
Cash and cash equivalents at end of quarter         $  15,833        $  14,850

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

While the Company has certain variable rate debt and operating lease payments with variable interest rate components, the Company's interest rate exchange agreements are not treated as hedges for accounting purposes. Losses related to these swaps during the 2002 three and nine-month periods of $14.2 million and $22.6 million, respectively, are included in miscellaneous, net.

Supplemental Noncash Transactions - As more fully described in Note 2, the continuing devaluation of the Argentine peso decreased the assets and liabilities of the Sugar and Citrus segment during 2002. The devaluation of the peso-denominated assets and liabilities reduced working capital by $16,470,000, fixed assets by $35,226,000, and net long-term liabilities by $1,908,000 during the year. See Note 4 for a discussion of the tax benefits recorded related to this devaluation.

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

Note 2 - Comprehensive Income (Loss)

Components of total comprehensive income (loss), net of related taxes, are summarized as follows:

                              Three Months Ended        Nine Months Ended
                        September 28, September 29, September 28, September 29,
(Thousands of dollars)        2002          2001          2002          2001
Net (loss) income          $ (5,673)      $ 5,625      $ 11,148      $ 44,759
Other comprehensive income
 (loss) net of applicable
 taxes:
 Foreign currency
  translation adjustment      5,290           (61)        1,648          (387)
 Unrealized loss on
  investments                  (190)          (20)          (63)          (36)
 Net unrealized (loss) gain
  on cash flow hedges           (70)            -             6             -
 Deferred gain on swaps           -             -             -         1,353
 Amortization of deferred
  gain on swaps                 (50)          (50)         (150)         (151)
Total comprehensive income
 (loss)                    $   (693)      $ 5,494      $ 12,589      $ 45,538


The components of and changes in accumulated other comprehensive loss for the nine months ended September 28, 2002 are as follows:

                                             Balance                Balance
                                            December 31,  Period  September 28,
(Thousands of dollars)                        2001        Change       2002

Foreign  currency  translation adjustment  $ (62,588)  $   1,648    $ (60,940)
Unrealized loss on investments                  (164)        (63)        (227)
Unrecognized pension cost                     (1,273)          -       (1,273)
Net unrealized gain on cash flow hedges            -           6            6
Deferred gain on swaps                         1,152        (150)       1,002
Accumulated  other  comprehensive loss     $ (62,873)  $   1,441    $ (61,432)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso devaluation on the net assets of the Company's Sugar and Citrus segment. During 2002, the peso continued to devalue against the dollar. As a result of this devaluation, the Company has recorded charges against earnings, excluding tax adjustments discussed below, totaling $12,526,000 for the nine-month period in 2002 related to dollar denominated net liabilities of the Company's Argentine subsidiary. In addition, currency translation losses of $37,262,000 have been recorded during the nine month period as a component of other comprehensive loss related to the peso-denominated net assets. At September 28, 2002 the Company has
$42,259,000  in  net  assets  denominated  in  Argentine   pesos   and
$9,070,000 in net liabilities denominated in U.S. dollars in Argentina. Impacts of further fluctuations in the currency exchange rate will be recorded in future periods. Prior to the second quarter of 2002, no tax benefit was recorded for the devaluation losses. During the second quarter of 2002, the Company reduced the foreign currency translation adjustment by recognizing a one-time tax benefit of $34.6 million. See Note 4 for further discussion.

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. As a result of anticipated lower discount rate and actual investment returns used in the calculation of unrecognized pension cost, it is expected that the 2002 calculation will result in additional comprehensive loss during the fourth quarter.

With the exception of the provision related to the foreign currency translation losses discussed above, which are provided at a 35% rate, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.


Note 3 - Inventories

The following is a summary of inventories at September 28, 2002 and December 31, 2001 (in thousands):

                                                   September 28,   December 31,
                                                       2002           2001
At lower of LIFO cost or market:
  Live hogs and related materials                    $ 123,404      $ 124,212
  Dressed pork and related materials                    15,270         12,930
                                                       138,674        137,142
  LIFO allowance                                        (4,905)        (5,231)
   Total inventories at lower of LIFO cost or market:  133,769        131,911
At lower of FIFO cost or market:
  Grain, flour and feed                                 67,370         42,581
  Sugar produced and in process                          8,112         15,039
  Other                                                 16,987         15,814
   Total inventories at lower of FIFO cost or market    92,469         73,434
   Total inventories                                 $ 226,238      $ 205,345


Note 4 - Contingencies

In  May 2002, the Farm Security and Rural Investment Act of 2002 (Farm
Bill) was signed into law without the Johnson Amendment, which would have prohibited packers, such as the Company, from owning and raising swine. The Farm Bill is still pending appropriations. Based on the current political environment concerning packers, it is uncertain whether new legislation will be introduced in the future which could have a negative impact on the Company.

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

The Company is a defendant in an action brought by the Sierra Club alleging violations of various environmental laws related to one of the Company's hog production operations. The Company believes it has meritorious defenses to all of the claims of the Sierra Club but cannot predict with certainty the outcome of the litigation. The Company is also subject to an ongoing investigation by the United States Environmental Protection Agency. In the opinion of management, the above action and investigation are not expected to result in a material adverse effect on the consolidated financial statements of the Company.

The Company had not previously recognized any tax benefits from losses generated by Ingenio y Refineria San Martin del Tabacal S.A. (Tabacal), its sugar and citrus segment, for financial reporting purposes since Tabacal was not a controlled entity for tax purposes and it was not apparent that the permanent basis difference would reverse in the foreseeable future. In February 2002, the Company began a tender offer in Argentina to purchase the outstanding shares of Tabacal not owned by the Company. During the second quarter of 2002, the Company completed a series of transactions which culminated in Tabacal's conversion from a Sociedad Anonima (S.A.) to a Sociedad de Responsabilidad Limitada (S.R.L.) organizational entity. This conversion resulted in the Company recognizing a one time tax benefit of $48.9 million, of which $34.6 million reduced the currency translation adjustment recorded as accumulated other comprehensive loss. The remaining benefit of $14.3 million was recognized as a current tax benefit in the Consolidated Statement of Earnings for 2002.

The Company is a plaintiff in a lawsuit against several manufacturers of vitamins and feed additives which have plead guilty in the context of criminal proceedings to price fixing. Because the manufacturers have admitted to the price fixing in the criminal context, it is likely that the manufacturers will be liable for the overcharges made as a result of the price fixing. During 2002, the Company recorded as miscellaneous income $5.0 million received as settlement from certain of the manufacturers from which the Company had purchases aggregating $13.3 million during the relevant period. The Company had purchases aggregating approximately $23.5 million from the remaining manufacturers during the relevant time period.

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

As the Sugar and Citrus segment operates solely in Argentina with primarily local sales and operating expenses, the functional currency is the Argentine peso. As described in Note 2, the Company has recorded the effects of the recent and ongoing devaluation of the Argentine peso. As a result, peso-denominated assets have been reduced by $60,811,000 during 2002.

Management is currently considering various strategic alternatives for the Produce Division and has ceased its shrimp, pickle and pepper farming operations in Honduras. After evaluating the recoverability of the long-lived assets of the Produce Division at December 31, 2001, management determined the values were recoverable. Management intends to update its analysis of recoverability during the fourth quarter of 2002. As of September 28, 2002, the total carrying value of these long-lived assets totaled $5,588,000.


Sales to External Customers:
                            Three Months Ended            Nine Months Ended
                       September 28, September 29,  September 28, September 29,
(Thousands of dollars)     2002          2001           2002          2001
Pork                    $  147,864    $  193,146     $  478,253    $  586,143
Commodity Trading and
 Milling                   152,845       130,302        484,517       367,577
Marine                      91,801        97,641        279,264       284,195
Sugar and Citrus            14,364        22,988         43,659        60,206
Power                       16,338        16,222         44,863        49,392
All Other                    6,588         6,599         19,271        23,158
 Segment/Consolidated
  Totals                $  429,800    $  466,898     $1,349,827    $1,370,671


Operating Income:
                            Three Months Ended            Nine Months Ended
                       September 28, September 29,  September 28, September 29,
(Thousands of dollars)     2002          2001           2002          2001
Pork                    $   (2,397)   $   20,279     $   (5,232)   $   57,581
Commodity Trading and
 Milling                     3,480         1,459         17,836         5,935
Marine                       3,190         4,122         12,365        15,154
Sugar and Citrus             3,375         2,996         11,322         6,174
Power                        2,488         3,973          7,400        11,186
All Other                      121        (2,312)          (415)       (5,566)
 Segment Totals             10,257        30,517         43,276        90,464
Corporate Items               (946)         (837)        (2,019)       (3,108)
 Consolidated Totals    $    9,311    $   29,680     $   41,257    $   87,356


Total Assets:
                                     September 28,   December 31,
(Thousands of dollars)                   2002           2001

Pork                                  $   503,901     $   508,642
Commodity Trading and Milling             199,341         172,684
Marine                                    117,129         131,334
Sugar and Citrus                           68,927         115,402
Power                                      70,414          77,102
All Other                                  17,657          20,276
 Segment Totals                           977,369       1,025,440
Corporate Items                           180,471         209,317
 Consolidated Totals                  $ 1,157,840     $ 1,234,757



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


Note 6 - Affiliate Investment

In July 2002, the Company purchased for $26.9 million an additional 66,666,667 shares of common stock of Fjord Seafood ASA (Fjord), an integrated salmon producer and processor headquartered in Norway. This additional investment increased the Company's ownership in Fjord to approximately 21%.

Through the second quarter of 2002, this investment was accounted for as a long-term available-for-sale equity security. As a result of the increase in ownership to over 20% in July 2002, the Company began to account for this investment under the equity method and, as required by Accounting Principles Board Opinion No. 18, retroactively adjusted all previous quarters' financial statements as if the equity method of accounting had been used at the time of its initial investment in Fjord on May 2, 2001. Below is a summary of the retroactive adjustment of assets, equity and net income:

                                                         Year-to-date
(Thousands of dollars)   Total Assets     Equity         Net Earnings

June 30, 2001
 As reported             $ 1,279,179   $  573,899        $    39,134
 As adjusted             $ 1,285,265   $  579,985        $    39,134

September 29, 2001
 As reported             $ 1,312,397   $  584,619        $    45,560
 As adjusted             $ 1,309,756   $  585,107        $    44,759

December 31, 2001
 As reported             $ 1,235,592   $  527,203        $    53,305
 As adjusted             $ 1,234,757   $  528,420        $    51,989

March 30, 2002
 As reported             $ 1,167,277   $  498,656        $     4,577
 As adjusted             $ 1,158,760   $  494,131        $     1,723

June 29, 2002
 As reported             $ 1,126,709   $  540,223        $    20,258
 As adjusted             $ 1,126,207   $  540,215        $    16,821

During  the  third  quarter  of 2002, the Company's  investment  in  a
Bulgarian wine business (the Business) negotiated an extension of a principal payment due date, future principal payment due dates and a waiver of default when it was unable to make a scheduled principal payment to a third-party bank and to achieve certain related loan covenants. The Business has not yet fulfilled all the conditions of the extension and anticipates needing additional revised terms and conditions from the bank, which the bank has agreed to discuss. In the event the Business does not obtain additional revisions to the loan terms and/or waivers and the bank pursues legal recourse, the impact on the Business and its financial condition is likely to impair the value of its assets, and its ability to continue to operate without pursuing bankruptcy protection. As of September 28, 2002, the Company's investments in and advances to the Business totaled $19.9 million.


Note 7 - Subsequent Events

On October 8, 2002, the Company completed a private placement of $109.0 million of Senior Notes due 2009 and 2012 with a weighted average interest rate of 6.29%. The Senior Notes provide debt covenants which include an increase in the minimum consolidated tangible net worth from $250.0 to $350.0 million plus 25% of consolidated net income, a new restricted payment provision which limits dividends to $10.0 million plus 50% of consolidated net income less 100% of consolidated net losses, and a new interest charge coverage ratio of 2.0 to 1.0. The debt covenants for the existing Senior Notes were also amended to reflect these provisions.

The Company used $107.3 million of the proceeds from this private placement to refinance the indebtedness related to hog production facilities currently under lease with Shawnee Funding, Limited Partnership, effectively reducing the Company's net lease payments. During the fourth quarter of 2002, management expects to purchase these facilities, which will require an additional outlay of $12.2 million for a total of approximately $119.5 million.

On October 18, 2002, the Company consummated a transaction with its parent company, Seaboard Flour Corporation (Seaboard Flour), pursuant to which the Company effectively repurchased 232,414.85 shares of its common stock owned by Seaboard Flour for $203.26 per share. Of the total consideration of $47.2 million, Seaboard Flour was required under the terms of the transaction immediately to pay $11.3 million to the Company to repay in full all inter-company indebtedness owed by Seaboard Flour to the Company, and to use the balance of the
consideration  to  pay  bank  indebtedness  of  Seaboard   Flour   and
transaction expenses.

The transaction was approved by the Company's Board of Directors after receiving the recommendation in favor of the transaction by a special committee of independent directors. The special committee was advised by independent legal counsel and an independent investment banking firm. As a result of the transaction, Seaboard Flour's ownership interest in the Company dropped from approximately 75 percent to approximately 71 percent.

As a part of the transaction, Seaboard Flour also transferred to the Company rights to receive possible future cash payments from a subsidiary of Seaboard Flour, based primarily on the future sale of real estate owned by that subsidiary. To the extent the Company receives cash payments in the future as a result of those transferred rights, the Company will issue to Seaboard Flour, at the ten day rolling average closing price, determined as of the twentieth day prior to the issue date, new shares of common stock. The maximum number of shares of the Company's common stock which may be issued to Seaboard Flour under this transaction is capped and cannot exceed the number of shares which were originally purchased from Seaboard Flour.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash and short term investments as of September 28, 2002 decreased $65.2 million from December 31, 2001 primarily reflecting payments made on the Company's long-term debt and the additional investment in Fjord Seafood ASA (Fjord) as discussed below. Cash from operating activities was principally offset by capital expenditures.

Cash from operating activities for the nine months ended September 28, 2002, decreased $87.4 million compared to the same period one year earlier. The decrease in cash flows was primarily related to lower adjusted net earnings and changes in the components of working capital. Changes in components of working capital are primarily related to an increase in inventory resulting from the timing of normal transactions for voyage settlements, trade payables and receivables.

Cash from investing activities for the nine months ended September 28, 2002, increased $82.6 million compared to the same period one year earlier. The increase was primarily related to proceeds from the net sale of short-term investments compared to net purchases of short-term investments in the prior year, partially offset by the additional investment in Fjord. In July 2002, the Company invested an additional $26.9 million in Fjord, an integrated salmon producer and processor headquartered in Norway, increasing its ownership percentage from approximately 11% to approximately 21%. See Note 6 to the Consolidated Financial Statements for further discussion.

The Company invested $34.1 million in property, plant and equipment for the nine months ended September 28, 2002, of which $23.0 million was expended in the Pork segment, $2.3 million in the Commodity Trading and Milling Segment, $5.7 million in the Marine segment, $2.0 million in the Sugar and Citrus segment, and $1.1 million in other businesses of the Company.

The Company invested $23.0 million in the Pork segment primarily for expansion of hog production facilities, improvements to the pork processing plant, and purchase options for land upon which the Company plans to expand operations as discussed below. During the remainder of 2002, the Company anticipates spending $11.8 million for continued expansion of hog production facilities, upgrades to the existing pork processing plant and certain costs related to the planning for construction of the new processing plant. In addition, during the fourth quarter of 2002, the Company also intends to purchase approximately $119.5 million of facilities currently under lease, as discussed below.

The Company previously announced plans to build a second processing plant in northern Texas along with related plans to expand its vertically integrated hog production facilities. The Company is continuing to evaluate these plans based on the current market conditions in the pork industry caused by the oversupply of hogs and pork. This project is also contingent on a number of other factors, including obtaining necessary financing for the project, obtaining the necessary permits, commitments for a sufficient quantity of hogs to operate the plant, and no statutory impediments being imposed. This project would require extensive capital outlays and financing demands. The current cost estimates to build the plant are approximately $150.0 million with an additional $200.0 million for live production facilities for a total of approximately $350.0 million. If the Company pursues this project, it would also enter into various contract growing arrangements. Due to the above uncertainties, Management is not able to predict the viability or the exact timing of the expansion project; however, if the Company decides to pursue the project, construction of the plant would not begin until after 2003.

The Company invested $2.3 million in the Commodity Trading and Milling segment primarily for the purchase of additional equipment. During the remainder of 2002, the Company anticipates spending $0.2 million for additional equipment.

The Company invested $5.7 million in the Marine segment primarily for the purchase of additional machinery and equipment. During the remainder of 2002, the Company anticipates spending $4.7 million for additional equipment.

The Company invested $2.0 million in the Sugar and Citrus segment primarily for improvements to existing facilities and sugarcane fields. During the remainder of 2002, the Company anticipates spending $0.6 million for additional improvements.

The Company's one-year revolving credit facilities totaling $141.0 million at December 31, 2001 matured during the first quarter of 2002. The Company extended a $20.0 million facility for one year. While the Company currently anticipates replacing the facility that was not extended during 2002, the total amount, related terms and timing of the facility have not yet been determined. The Company also has short-term uncommitted credit lines totaling $60.3 million at September 28,
2002.   As  of  September 28, 2002, the Company had  $5.0  million  of borrowings outstanding under the one-year revolving credit facility and $30.3 million outstanding under the short-term uncommitted credit lines.

The Company is a party to various master lease programs and a contract finishing agreement (the "Facility Agreements") with limited partnerships and a limited liability company which own certain of the facilities that are used in connection with the Company's vertically integrated hog production. These arrangements are accounted for as operating leases. At September 28, 2002, the total amount of unamortized costs representing fixed asset values and the underlying outstanding debt under these Facility Agreements was approximately $181.4 million. These hog production facilities produce approximately 45% of the Company-owned hogs processed at the plant. During the second quarter of 2002, the underlying bank facility in one of the limited partnerships was extended to December 2002 and was refinanced by the Company during October 2002 for $107.3 million, as discussed below. During the fourth quarter of 2002, the Company intends to purchase the related assets from this limited partnership, which will require an additional net outlay of $12.2 million for a total purchase price of approximately $119.5 million. The Company is also evaluating various options for certain of the remaining facilities, including purchasing certain assets from the limited partnerships ($26.0 million at September 28, 2002) or assigning its purchase option for the properties to third parties with which the Company may enter into grower arrangements. Management believes that it will have sufficient liquidity and financing capacity to accomplish any of the alternatives.

On October 8, 2002, the Company completed a private placement of $109.0 million of Senior Notes due 2009 and 2012 with a weighted average interest rate of 6.29%. The Company used $107.3 million of the proceeds from this private placement to refinance the indebtedness related to hog production facilities currently under a master lease program as discussed above, effectively reducing the Company's net lease payments. See Note 7 to the Consolidated Financial Statements for further discussion.

On October 18, 2002, the Company purchased 232,414.85 shares of its stock at $203.26 per share from Seaboard Flour Corporation (Seaboard Flour), its parent company, for a total of $47.2 million. Seaboard Flour was required to use the consideration to pay $11.3 million to the Company to pay in full all intercompany indebtedness owed by Seaboard Flour to the Company, and to use the balance to pay bank indebtedness of Seaboard Flour and transaction expenses. See Note 7 to the Consolidated Financial Statements for further discussion.

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



RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 28, 2002, decreased by $37.1 and $20.8 million, respectively, compared to the same periods one year earlier. Operating income for the three and nine months ended September 28, 2002 decreased by $20.4 and $46.1 million, respectively, compared to the same periods one year earlier. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Pork Segment
                           Three Months Ended           Nine Months Ended
                       September 28, September 29,  September 28, September 29,
(Dollars in millions)      2002          2001           2002          2001
Net sales                 $ 147.9       $ 193.1        $ 478.3       $ 586.1
Operating (loss) income   $  (2.4)      $  20.3        $  (5.2)      $  57.6

Net sales for the Pork segment decreased $45.2 and $107.8 million, respectively, for the three and nine months ended September 28, 2002 compared to the same periods in 2001 primarily as a result of lower pork prices. Reduced world-wide meat supplies during 2001 contributed to higher sales prices for that year. During 2002, domestic meat supplies have increased, causing increased competition for pork products which has resulted in significantly lower sales prices compared with the prior year.

Operating  income  for  the  Pork segment decreased  $22.7  and  $62.8 million, for the three and nine months ended September 28, 2002, respectively, compared to the same periods in 2001, resulting in operating losses for the 2002 periods. The decreases primarily reflect the lower sales prices discussed above, partially offset by a decrease in cost of third party hogs. While unable to predict future market prices, management expects pork prices will remain below prior year levels and anticipates operating losses for the remainder of 2002.


Commodity Trading and Milling Segment
                           Three Months Ended           Nine Months Ended
                       September 28, September 29,  September 28, September 29,
(Dollars in millions)      2002          2001           2002          2001
Net sales                 $ 152.8       $ 130.3        $ 484.5       $ 367.6
Operating income          $   3.5       $   1.5        $  17.8       $   5.9
Loss from foreign
 affiliates               $  (0.4)      $  (0.6)       $  (1.7)      $  (2.5)


Net sales for the Commodity Trading and Milling segment increased $22.5 and $116.9 million, respectively, for the three and nine months ended September 28, 2002 compared to the same periods in 2001. The increase is primarily a result of increased commodity trading volumes to third party customers and increased milling revenues, partially offset by a decrease in commodity trading volumes to foreign affiliates. Commodity trading volumes to third party customers increased as the Company has focused its efforts on expanding in certain existing and new trading markets. Milling revenues have increased primarily as a result of favorable operating environments in certain foreign locations, which have allowed certain mills to increase production levels.

Operating income for this segment increased $2.0 and $11.9 million for the three and nine months ended September 28, 2002, respectively, compared to the same periods in 2001. Operating income increased primarily as a result of increased third party trading volumes discussed above, increased production at certain foreign milling operations, and, to a lesser extent, a lower provision for bad debts. In addition, operating income decreased $1.4 million and increased $1.6 million for the three and nine months ended September 28, 2002, respectively, compared to 2001 as a result of the change in the Company's treatment of open commodity contracts. In 2001, commodity derivative contracts were treated as fair value hedges with minimal earnings impact since the related commodity sales contract was also marked to market. While the Company believes its commodity futures and options are economic hedges, beginning in the fourth quarter of 2001, the Company discontinued this accounting treatment given the extensive record-keeping required. During 2002, while the open derivative contracts have been marked-to-market through cost of goods sold, the related, offsetting commodity sales contracts have not been marked to market. As a result, the Company will recognize larger variations in future quarters as the derivative commodity market prices fluctuate. Due to the erratic political and economic conditions in the countries in which the Company operates, management is unable to predict future sales and operating results.

Loss from foreign affiliates decreased $0.2 and $0.8 million for the three and nine months ended September 28, 2002, respectively, compared to the same periods in 2001. These decreases are primarily a result of improved operating environments at certain African milling operations. Based on the exposure to foreign political and economic conditions in the countries where the foreign affiliates operate, management believes that losses from foreign affiliates may continue for the remainder of 2002.

Marine Segment
                           Three Months Ended           Nine Months Ended
                       September 28, September 29,  September 28, September 29,
(Dollars in millions)      2002          2001           2002          2001
Net sales                 $  91.8       $  97.6        $ 279.3       $ 284.2
Operating income          $   3.2       $   4.1        $  12.4       $  15.2

Net sales for the Marine segment decreased $5.8 and $4.9 million for the three and nine months ended September 28, 2002 compared to the same periods in 2001. During the third quarter of 2002, the Company experienced significant declines in cargo volumes to certain South American markets as the result of political instability in that region, only partially offset by increases in other markets. For the three and nine months ended September 28, 2002, cargo rates overall declined slightly.

Operating income for the Marine segment decreased $0.9 and $2.8 million, respectively, for the three and nine months ended September 28, 2002 compared to the same periods in 2001, primarily reflecting declines in cargo volumes discussed above and, to a lesser extent, lower cargo rates. The duration and extent of certain South American political instability will continue to affect future results while shipping demand for that market remains depressed. Although Management expects operating results for this segment to remain profitable, with the political instability of certain markets, operating income for the remainder of 2002 is expected to be lower than 2001.


Sugar and Citrus Segment
                           Three Months Ended           Nine Months Ended
                       September 28, September 29,  September 28, September 29,
(Dollars in millions)      2002          2001           2002          2001
Net sales                 $  14.4       $  23.0        $  43.7       $  60.2
Operating income          $   3.4       $   3.0        $  11.3       $   6.2

Net sales for the Sugar and Citrus segment decreased $8.6 and $16.5 million, respectively, for the three and nine months ended September 28, 2002 compared to the same periods in 2001. This decrease primarily reflects the devaluation of the Argentine peso, discussed below. The reductions were partially offset by higher sales prices for sugar (in pesos) and, for the nine month period, increased sales volumes. Operating income increased $0.4 and $5.1 million, respectively, for the three and nine months ended September 28, 2002 compared to the same periods in 2001, reflecting the reduction in cost of goods sold as a result of the devaluation and, to a lesser extent, improved peso sales prices. While management is not able to predict future sugar prices, this segment is expected to remain profitable for the remainder of 2002.

As discussed in Note 2 to the Consolidated Financial Statements, the functional currency of the Sugar and Citrus segment, the Argentine peso, has devalued compared to the U.S. dollar resulting in material currency translation losses. Operating income, as discussed above, does not include the effects of the material currency translation losses on shareholders' equity and net earnings that have been incurred by the Company. The economy of Argentina has been severely, negatively impacted by the devaluation and continuing recession. To date, the peso prices for sugar have increased more than peso costs have increased, resulting in improved operating income in terms of U.S. dollars. However, as a result of the economic turmoil and uncertainty, it is not possible for management to predict if this trend will continue.



Power Segment
                           Three Months Ended           Nine Months Ended
                       September 28, September 29,  September 28, September 29,
(Dollars in millions)      2002          2001           2002          2001

Net sales                 $  16.3       $  16.2        $  44.9       $  49.4
Operating income          $   2.5       $   4.0        $   7.4       $  11.2

Net sales for the Power segment were consistent for the three months but decreased $4.5 million for the nine months ended September 28,
2002 compared to the same periods in 2001, primarily reflecting the lower average market rates in the spot market during the first three months of 2002. Through the third quarter of 2001, all sales from this division were made under contract to the state-owned electric company. That contract was rescinded during September 2001 and the Company began selling power at market rates on the spot market. Market rates decreased through the first quarter of 2002 reflecting, in part, lower average fuel costs, a component of pricing, but gradually increased during the second quarter ultimately reaching levels more comparable with the prior year.

Operating income decreased $1.5 and $3.8 million, respectively, for the three and nine months ended September 28, 2002 compared to the same periods in 2001 primarily reflecting additional transmission fees and, for the nine month period, the lower average market rates. These reductions were partially offset by lower operating expenses. While management is not able to predict future market rates, it is anticipated that operating income will be lower for the remainder of 2002 compared to 2001.

All Other
                           Three Months Ended            Nine Months Ended
                       September 28, September 29    September 28,September 29,
(Dollars in millions)      2002          2001            2002         2001

Net sales                 $  6.6        $  6.6          $  19.3      $  23.2
Operating income (loss)   $  0.1        $ (2.3)         $  (0.4)     $  (5.6)
Loss from foreign
 affiliates               $ (1.0)       $ (1.7)         $  (6.5)     $  (2.9)

Net sales for all other businesses were consistent for the three months but decreased $3.9 million for the nine months ended September 28, 2002 compared to 2001, and operating loss decreased $2.4 and $5.2 million, respectively, for the three and nine months ended September 28, 2002 compared to the same periods of 2001. These decreases are primarily the result of the Produce division's decision to cease shrimp, pickle and pepper farming operations in Honduras. Management currently anticipates improved operating results for the remainder of 2002 compared to 2001. Management evaluated the recoverability of those long-lived farming assets at December 31, 2001, determined the values were recoverable, and is currently considering various strategic alternatives for those assets. However, the final decision regarding the alternatives, or continued losses from existing operations, could result in the carrying values not being recoverable, and could result in a material charge to earnings for the impairment of those assets.

The loss from foreign affiliates represents the Company's share of losses from equity method investments in Fjord and a Bulgarian wine business recorded on a three-month lag. Loss from foreign affiliates for the three months ended September 28, 2002 compared to 2001 decreased $0.7 million primarily as a result of foreign currency exchange gains in the Bulgarian wine business. Loss from foreign affiliates for the nine months ended September 28, 2002 compared to 2001 increased $3.6 million primarily as a result of equity in losses from Fjord recorded beginning in the third quarter of 2001. See Note 6 to the Consolidated Financial Statements for a discussion of the Company's increased investment in Fjord which required a retroactive adjustment to apply the equity method of accounting since the acquisition of the initial shares. As a result of low salmon prices worldwide, management anticipates losses from Fjord to continue for the remainder of 2002. The equity in losses from the wine investment began during the second quarter of 2001. Management expects losses to continue throughout the remainder of 2002.

During the third quarter of 2002, the Bulgarian wine business (the Business) negotiated an extension of a principal payment due date, future principal payment due dates and a waiver of default when it was unable to make a scheduled principal payment to a third-party bank and to achieve certain related loan covenants. The Business has not yet fulfilled all the conditions of the extension and anticipates needing additional revised terms and conditions from the bank, which the bank has agreed to discuss. In the event the Business does not obtain additional revisions to the loan terms and/or waivers and the bank pursues legal recourse, the impact on the Business and its financial condition is likely to impair the value of its assets, and its ability to continue to operate without pursuing bankruptcy protection. As of September 28, 2002, the Company's investments in and advances to the Business totaled $19.9 million.



Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $3.2 and $12.8 million, respectively, for the three and nine months ended September 28, 2002 compared to the same periods in 2001. The decrease is primarily due to lower operating costs for the Sugar and Citrus segment reflecting the effects of the Argentine peso devaluation on peso denominated expenses, reduced operating expenses in the Power division, and lower provision for bad debts in the Commodity Trading and Milling and Marine divisions. As a percentage of revenues, SG&A decreased to 6.0% and 5.7% from 6.2% and 6.5%, respectively, for the three months and nine months ended September 28, 2002 compared to the same periods in 2001. These decreases are primarily the result of the reduced SG&A expenses in the segments discussed above partially offset by lower consolidated revenues.



Interest Expense

Interest expense decreased $0.9 and $5.3 million, respectively, for the three and nine months ended September 28, 2002 compared to the same periods in 2001. The decrease is primarily a result of a lower average level of short-term and long-term borrowings outstanding during 2002, and, to a lesser extent, lower average interest rates.



Interest Income

Interest income decreased $0.7 and $2.1 million, respectively, for the three and nine months ended September 28, 2002 compared to the same periods in 2001, reflecting a reduction in average funds invested and, to a lesser extent, lower average interest rates during 2002.



Other Investment Income, Net

During the second quarter of 2001, the Company exchanged its non-controlling interest in a joint venture for shares of common stock in Fjord Seafood ASA resulting in gain of $18.7 million ($11.4 million after taxes). Subsequently, primarily as a result of Fjord's lower operating results and need for additional capital, and the price decline of Fjord's common stock, management determined the decline in value of its total investment to be other than temporary and recorded a charge to earnings of $18.6 million ($11.4 million after taxes) during the third quarter of 2001. Also during the third quarter of 2001, the Company sold its shares of a long-term investment in a foreign company recognizing a gain of $3.7 million ($2.3 million after taxes).



Foreign Currency Losses, Net

The Company operates in many developing countries throughout the world. The political and economic conditions of these markets cause volatility in currency exchange rates and expose the Company to the risk of exchange rate loss related to foreign currency denominated net assets. Foreign currency losses, net, for 2002 primarily reflects the effect of the Argentine peso devaluation on the dollar denominated assets and liabilities of the Company's Argentine subsidiary. See
Note 2 to the Consolidated Financial Statements for additional discussion of the devaluation. As a result of the continuing economic uncertainties in Argentina, management is unable to predict the extent of any further devaluation of the Argentine peso.



Miscellaneous, Net

Miscellaneous, net, for the 2002 three and nine-month periods includes $14.2 and $22.6 million of losses, respectively, from the Company's ten-year interest rate swap agreements as a result of falling interest rates. While the Company has certain variable rate debt and operating lease payments with variable interest components, these swap agreements are not accounted for as hedges. Although Management cannot predict future interest rates, if interest rates rise in the future, the Company will recognize income in future periods as the market value of these swaps increase. The 2002 year-to-date loss was partially offset by a gain of $5.0 million related to proceeds received from a lawsuit as discussed in Note 4 to the Consolidated Financial Statements.



Income Tax Expense

During the second quarter of 2002, the Company recognized a one-time tax benefit of $14.3 million related to Tabacal. See Note 4 to the Consolidated Financial Statements for additional discussion. Excluding the effects of Tabacal, discussed above, the effective tax rate for 2002 compared to 2001 primarily reflects the effects of increased permanently deferred foreign earnings and lower domestic taxable income.



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

The Company will incur asset retirement obligation costs associated with the closure of the hog lagoons it is legally obligated to close. Accordingly, the Company is performing detailed assessments and obtaining the appraisals required to estimate the future retirement costs. Although these costs could change by the date of adoption, it is currently estimated that the Company will record a cumulative effect of approximately $2.0 million as a charge to earnings, an increase in net fixed assets of $2.6 million and a liability of $4.6 million for this change in accounting principle at the date of adoption. Currently, the Company plans to adopt this statement during the first quarter of fiscal 2003. During 2003, the Company currently estimates the total accretion of the liability and depreciation of fixed assets to increase cost of sales by approximately $0.5 million.



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



Item 4.  Controls and Procedures

The Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Company's Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.



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

As also previously reported, the Company has recently received notice from the State of Oklahoma alleging that the Company has violated various provisions of Oklahoma state law and the operating permits related to these farms based on the same conditions which gave rise to the RCRA Order.

Although the Company disputes the RCRA Order and the State of Oklahoma's contentions, the Company is cooperating with the EPA and the State of Oklahoma.

The farms that are the subject of the RCRA Order and the allegations by the State of Oklahoma were previously owned by PIC. PIC is presently providing indemnity and defense of the RCRA Order (reserving its right to contest the obligation to do so) and the Company has demanded that PIC provide indemnity and defense with respect to any actions taken by the State of Oklahoma. PIC is contesting its obligation to provide indemnity and defense with respect to certain aspects of the RCRA Order and the notice of violation from the State of Oklahoma. The Company does not believe there are valid grounds for PIC to contest its obligation to provide the indemnity and defense of these matters. One indemnity agreement with PIC is subject to a $5,000,000 limit, but the Company believes that a more general environmental indemnity agreement would require indemnification of liability in excess of that amount.

Also as previously reported, EPA has been conducting a broad-reaching investigation of Seaboard Farms, seeking information as to compliance with the Clean Water Act (CWA), Comprehensive Environmental Response, Compensation & Liability Act (CERCLA) and the Clean Air Act. Through Information Requests and farm inspections, EPA obtained information concerning whether Seaboard Farms' operations may be discharging pollutants to waters of the United States in violation of the CWA, whether National Pollutant Discharge Elimination System storm water construction permits were obtained where required, whether there has been unlawful filling of "wetlands" within the jurisdiction of the CWA, whether Seaboard Farms has properly reported emissions of hazardous substances into the air under CERCLA, and whether some of its farms may be emitting air pollutants at levels subject to Clean Air Act permitting requirements. As a result of the investigation, EPA requested that the Company engage in settlement discussions to avoid further EPA investigative efforts and potential formal claims being filed. EPA has presented an initial written settlement demand, and Seaboard has responded. The Company believes it has meritorious legal and factual defenses and objections to EPA's demands, but will continue to engage in settlement discussions. Such settlement discussions could lead to an Agreed Consent Order.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     4.1 Second Amendment to the Note Purchase Agreements dated as of December 1, 1993 ($100,000,000 Senior Notes due December 1,
          2005).

     4.2 Second Amendment to the Note Purchase Agreements dated as of June 1, 1995 ($125,000,000 Senior Notes due June 1, 2007).

     4.3 Seaboard Corporation Note Purchase Agreement dated as of September 30, 2002 between the Registrant and various purchasers as listed in the exhibit. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the Commission.

     4.4 Seaboard Corporation $32,500,000 5.8% Senior Note, Series A, due September 30, 2009 issued pursuant to the Note Purchase Agreement described above.

     4.5 Seaboard Corporation $38,000,000 6.21% Senior Note, Series B, due September 30, 2009 issued pursuant to the Note Purchase Agreement described above.

     4.6 Seaboard Corporation $7,500,000 6.21% Senior Note, Series C, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above.

     4.7 Seaboard Corporation $31,000,000 6.92% Senior Note, Series D, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above.

     10.1 Reorganization Agreement by and between Seaboard Corporation and Seaboard Flour Corporation as of October 18, 2002
          incorporated   by   reference  to   the   Form   8-K   dated
          October 18, 2002.

     10.2 Purchase and Sale Agreement dated October 18, 2002 by and between Flour Holdings LLC and Seaboard Flour Corporation with respect to which the "Earnout Payments" thereunder have been assigned to Seaboard Corporation.

     99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.
      i.  Seaboard Corporation filed Form 8-K dated August  7,  2002 including as exhibits, the Statements under Oath of its Principal Executive Officer and Principal Financial Officer regarding the facts and circumstances relating to Exchange Act filings submitted to the Securities and Exchange Commission (SEC), pursuant to the SEC's Order No. 4-460 (June 27, 2002).

     ii. Seaboard Corporation filed Form 8-K dated October 8, 2002 announcing completion of a private placement of Senior Notes and its intentions for the use of the proceeds.

    iii. Seaboard Corporation filed Form 8-K dated October 18, 2002 announcing the repurchase of 232,414.85 shares of common stock from its parent, Seaboard Flour.


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

                           DATE:  November 4, 2002

                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                                Robert L. Steer, Senior Vice President,
                                Treasurer, and Chief Financial Officer

                           by:  /s/ John A. Virgo
                                John A. Virgo, Corporate Controller



                            CERTIFICATIONS


I, H. H. Bresky, certify that:

    1.  I  have reviewed this quarterly report on Form 10-Q of  Seaboard
    Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)  any  fraud, whether or not material, that involves management
        or   other  employees  who  have  a  significant  role   in   the
        registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 4, 2002

                            /s/ H. H. Bresky
                            H. H. Bresky, Chairman of the Board,
                            President and Chief Executive Officer


I, Robert L. Steer, certify that:

    1.  I  have reviewed this quarterly report on Form 10-Q of  Seaboard
    Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)  any  fraud, whether or not material, that involves management
        or   other  employees  who  have  a  significant  role   in   the
        registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 4, 2002
                            /s/ Robert L. Steer
                            Robert L. Steer, Senior Vice President,
                            Treasurer and Chief Financial Officer