Form 10-K
period 2002-12-31
SEABOARD CORP /DE/
filed 2003-03-04
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark One)
       X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      For the fiscal year ended     December 31, 2002

                                           OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from          to

                        Commission file number:       1-3390

                       Seaboard Corporation
     (Exact name of registrant as specified in its charter)

          Delaware                                       04-2260388
(State or other jurisdiction of incorporation         (I.R.S. Employer
 or organization)                                      Identification No.)

9000 W. 67th Street, Shawnee Mission, Kansas            66202
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:    (913) 676-8800

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

     Indicate by checkmark whether the registrant is an
accelerated filer (as defined in Rule 126-2 of the Act).
Yes       X        No

     The aggregate market value of 348,815 shares of voting stock held by nonaffiliates on January 31, 2003 was approximately $86,663,087, based on the closing price of $248.45 per share on June 29, 2002, the end of the registrant's second fiscal quarter. As of February 21, 2003, the number of shares of common stock outstanding was 1,255,053.90.



               DOCUMENTS INCORPORATED BY REFERENCE
     Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 5, 6, 7, 7A and 8 are incorporated by reference to the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

     Part III, a part of item 10 and items 11, 12 and 13 are incorporated by reference to the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 2003 annual meeting of stockholders (the "2003 Proxy Statement").

     This Form 10-K and its Exhibits (Form 10-K) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical fact. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's ability to obtain adequate financing and liquidity,
(iii) the price of feed stocks and other materials used by the Company, (iv) the sale price for pork products from such operations, (v) the price for the Company's products and services, (vi) the demand for power and related spot prices in the Dominican Republic, (vii) the effect of the devaluation of the Argentine peso, (viii) the effect of the changes to the produce division operations on the consolidated financial statements of the Company, (ix) the potential effect of the proposed meat packer ban legislation on the Company's Pork Division, (x) the effect of the national strike in Venezuela on the Company's Marine Division, (xi) the potential effect of the Company's investments in a wine business and salmon and other seafood business on the consolidated financial statements of the Company, (xiii) the potential impact of various environmental actions pending or threatened against the Company, or (xiii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors.
The accompanying information contained in this Form 10-K, including without limitation, the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors which could cause such differences.


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

     (b)  Financial Information about Industry Segments

     The information required by Item 1 relating to Industry
Segments is hereby incorporated by reference to Note 13 of Registrant's Consolidated Financial Statements appearing on pages
48 through 51 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

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

     Registrant operates an ocean liner service for containerized cargo primarily between Florida and ports in the Caribbean Basin and Central and South America. Registrant also operates a cargo terminal facility at the Port of Houston.

     Registrant markets grains, oilseeds and oilseed products in bulk to affiliated companies and third party customers primarily in Africa, the Caribbean, Central and South America, and the Eastern Mediterranean. Registrant operates its own bulk carriers primarily in the Atlantic Basin to conduct a portion of its commodity trading activities and charters third party bulk carriers to conduct commodity trading activities and transport bulk goods on behalf of third party customers. Registrant, by itself or through non-controlled affiliates, operates grain processing businesses in Africa, the Caribbean and South America.

     Registrant operates two power generating facilities in the Dominican Republic, and produces and refines sugarcane and produces and processes citrus in Argentina.

     Registrant processes jalapeno peppers in Honduras. Registrant also brokers shrimp for independent Honduran growers. The majority of these products are transported using the Registrant's shipping line and distribution facility in Miami, Florida. Registrant sources and sells truck freight through a brokerage business. Registrant, through a non-controlled affiliate headquartered in Norway, produces and processes salmon and other seafood. Registrant, through a non-controlled affiliate, produces wine in Bulgaria for distribution primarily throughout Europe.

     The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is hereby incorporated by reference to Note 13 of Registrant's Consolidated Financial Statements appearing on pages 48 through 51 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report.

            (ii) Status of Product or Segment

     In February 2002, the Company announced plans to build a second processing plant in northern Texas along with related plans to expand its vertically integrated hog production facilities. Consistent with those plans, the Company continues to acquire and permit land in order to meet the requirements to operate the plant. The Company is continuing to evaluate the timing of construction based on current financial and market conditions in the Pork industry caused by the oversupply of hogs and pork. This project is also contingent on a number of other factors, including obtaining necessary financing for the project, obtaining the necessary permits, commitments for a sufficient quantity of hogs to operate the plant, and no statutory impediments being imposed. If the Company pursues this project, it may also enter into various contract growing arrangements. Management is not able to predict the viability or the exact timing of the expansion project; however, if the Company decides to pursue the project, construction of the plant would not begin until after 2003.

     During the third quarter of 2002 the Company completed the first of two new Company-owned hog production facilities which increased the Company's breeding herd by approximately 12,500 sows. The second facility is expected to be completed and stocked during 2003.

     During the fourth quarter of 2002, the Company purchased certain hog production facilities previously leased under a master lease arrangement. These facilities supply approximately
24% of the Company-owned hogs processed at the plant.

     In early January 2003, a bill (the Bill) was introduced in the United States Senate which includes a provision to prohibit meat packers, such as the Company, from owning or controlling livestock intended for slaughter. The Bill also contains a transition rule applicable to packers of pork providing for an effective date which is 18 months after enactment. Similar language was passed by the U.S. Senate in 2002 as part of the Senate's version of the Farm Bill. The U.S. House of Representatives also passed a Farm Bill in 2002, but that Farm Bill did not include the prohibition on packers owning or controlling livestock and it was eventually dropped in conference committee and was not part of the final Farm Bill.

     If the Bill containing the proposed language becomes law, it could have a material adverse effect on the Company, its operations and its strategy of vertical integration in the pork business. Currently, the Company owns and operates production facilities and owns swine and produces approximately three million hogs per year with construction in progress for an additional quarter million hogs per year. If passed in its current form, the Bill would prohibit the Company from owning or controlling hogs, and thus would require the Company to divest these operations, possibly at prices which are below the carrying value of such assets on the Company's balance sheet, or otherwise restructure its ownership and operation.

     The Bill could also be construed as prohibiting or restricting the Company from engaging in various contractual arrangements with third party hog producers, such as traditional contract finishing arrangements. Accordingly, the Company's ability to contract for the supply of hogs to its processing facility could be significantly, negatively impacted. The Company, along with industry groups and other similarly situated companies are vigorously lobbying against enactment of any such legislation.

     During 2002, Registrant opened new commodity trading offices in Ecuador, Kenya and Peru.

     During 2002, the Company purchased two new ocean liner services for containerized cargo shipping out of the Port of New
Orleans to Central America, and out of the Philadelphia, Pennsylvania area to the Caribbean Basin.

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

     The Company ceased its shrimp, pickle and pepper farming operations in Honduras during 2001 and is considering various strategic alternatives for these assets. In February 2003, the Registrant signed a letter of intent with a local Honduran shrimp farmer for the sale of the Company's Honduran shrimp farming and processing plant businesses. Certain of the pickle and pepper farms are currently leased and operated by local farmers under short-term agreements.

     During July 2002, the Registrant purchased additional shares of Fjord Seafood ASA, a fully-integrated producer and processor of salmon and other seafood headquartered in Norway, increasing its ownership to approximately 21%. During 2002, the Bulgarian wine business received an extension of principal payment due dates, and a waiver of default. This business is currently negotiating with the bank for additional revised terms and conditions.

              (iii)     Sources and Availability of Raw Materials

     None of the Registrant's businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers.

              (iv) Patents, Trademarks, Licenses, Franchises and Concessions

     The Registrant uses the registered trademark of Seaboard.

     The Pork Division uses registered trademarks relating to its products, including Seaboard Farms, Inc., Seaboard Farms and PrairieFresh and has applied for registration of A Taste Like No Other. The Registrant considers the use of these trademarks important to the marketing and promotion of its' fresh pork products.

     The Marine Division uses the trade name Seaboard Marine which is also a registered trademark. There is significant recognition for the Seaboard Marine trademark in the industry and amongst customers.

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

              (vii)     Depending on a Single Customer or Few Customers

     Registrant does not have sales to any one customer equal to 10% or more of Registrant's consolidated revenues. The power segment sells power in the Dominican Republic on the spot market accessed by three local distribution companies, a state-owned electric company, and limited other customers. The Company's Produce division sells nearly all of its processed jalapeno peppers to one customer under a contract expiring in 2006. No other segments have sales to a few customers which, if lost, would have a material adverse effect on any such segment or on Registrant taken as a whole.

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

              (xii)     Environmental Compliance

     Registrant is subject to numerous Federal, state and local provisions relating to the environment which require the expenditure of funds in the ordinary course of business. No amounts which would have a material or significant effect on the Registrant's financial condition or results of operations are anticipated to be expended for these purposes, including with respect to the items disclosed in Item 3. Legal Proceedings, except as incurred in the ordinary course of business.

              (xiii)  Number of Persons Employed by Registrant

     As of December 31, 2002, Registrant, excluding non-consolidated foreign affiliates, had 9,294 employees, of whom 5,265 were employed in the United States.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     The financial information required by Item 1 relating to export sales is hereby incorporated by reference to Note 13 of Registrant's Consolidated Financial Statements appearing on pages 48 through 51 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

     Registrant considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located to be satisfactory, but these foreign operations are subject to the normal risks of doing business abroad, including expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls. To minimize these risks, Registrant has insured certain investments in its affiliate flour mills in Democratic Republic of Congo, Haiti, Lesotho, Mozambique and Zambia, to the extent deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government.

     (e)  Available Information

     Registrant electronically files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act with the Commission. The public may read and copy any materials filed with the Commission at their Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.
The public may also obtain this information by calling the Commission at 1-800-SEC-0330.

     The Commission also maintains an Internet site that contains reports, proxy and information statements, and other information regarding electronic filers at www.sec.gov. The Registrant provides access to its most recent Form 10-K, 10-Q and 8-K reports on its Internet website, www.seaboardcorp.com, free of charge, as soon as reasonably practicable after those reports are electronically filed with the Commission.


Item 2.  Properties

     (1)  Pork

     The Registrant owns a hog processing plant in Oklahoma with a double shift capacity of approximately four and one-half million hogs per year. Hog production facilities currently consist of a combination of owned and leased farrowing, nursery and finishing units supporting approximately 195,000 sows. Registrant currently operates six feed mills which have a combined capacity to produce approximately 1,500,000 tons of feed annually to support the hog production. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

     (2)  Marine

     Registrant leases a 135,000 square foot warehouse and 70 acres of port terminal land and facilities in Florida which are used in its containerized cargo operations. Registrant owns seven ocean cargo vessels with deadweights ranging from 2,813 to 14,545 metric tons. Registrant timecharters, under short-term agreements, between fifteen and nineteen containerized ocean cargo vessels with deadweights ranging from 2,600 to 20,388 metric-tons. Registrant also bareboat charters, under long-term lease agreements, three containerized ocean cargo vessels with deadweights ranging from 12,169 to 12,648 metric tons. Registrant owns or leases approximately 30,000 dry, refrigerated and specialized containers and related equipment. Registrant also leases a 62 acre cargo handling and terminal facility in Houston which includes several warehouses totaling over 690,000 square feet for cargo storage.

     (3)  Commodity Trading and Milling

     The Registrant owns in whole or in part grain-processing operations in 13 countries with productive capacity to mill over 5,800 metric tons of wheat and maize per day. In addition, Registrant has feed mill capacity of 100 metric tons per hour to produce formula animal feed. The milling operations located in Angola, Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo, Sierra Leone, Uganda and Zambia own their facilities; in Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo and Sierra Leone the land the mills are located on is leased under long-term agreements. The Registrant owns seven 9,000 metric-ton deadweight dry bulk carriers and timecharters, under short-term agreements, between seven and sixteen bulk carrier ocean vessels with dead weights ranging from 8,000 to 60,000 metric tons.

     (4)  Sugar and Citrus

     Registrant's Argentine sugar and citrus company owns approximately 39,000 acres of planted sugarcane and approximately
3,100 acres of planted citrus. In addition, this company owns a sugar mill with a capacity to process approximately 170,000 metric tons of sugar per year.

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

     Management believes that the Registrant's present facilities are adequate and suitable for its current purposes. In general, facilities are fully utilized; however, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power and imported European-subsidized finished product.


Item 3.  Legal Proceedings

     The Company is subject to legal proceedings related to the normal conduct of its business, including as a defendant in a maritime arbitration claim more fully described in Note 11 of the consolidated financial statements.

Sierra Club Claim

     The Company and Sierra Club have reached an agreement to settle the ongoing litigation brought by the Sierra Club, subject to court approval. The Complaint to bring the action was originally filed on June 2, 2000 by the Sierra Club against the Company, Seaboard Farms, Inc. ("Seaboard Farms") and Shawnee Funding, Limited Partnership ("Shawnee Funding") in the United States District Court for the Western District of Oklahoma,
No. CIV -00-979-L. The Complaint alleged violations of the Clean Water Act ("CWA") at the Company's Dorman Sow Farm in Beaver County, Oklahoma. Sierra Club later amended its complaint to add claims under the Comprehensive Environmental Response Compensation & Liability Act ("CERCLA") and the Resource Conservation and Recovery Act ("RCRA").

     Pursuant to the settlement, the Company will pay Sierra Club $125,000 and will pay an additional $100,000 to Ducks Unlimited to fund playa lake conservation efforts in Beaver and Texas Counties in Oklahoma. The Company will also conduct an investigation at three farms located in Kingfisher and Major Counties in Oklahoma according to an agreed upon process that may include corrective action if warranted. Sierra Club reserved the right to appeal the District Court's ruling that the Company does not have to aggregate ammonia emissions from all sources at the Dorman Sow Farm for CERCLA reporting purposes. In the event Sierra Club appeals and this ruling is reversed, as Sierra Club's sole remedy, the Company must pay Sierra Club an additional $25,000.


EPA and State of Oklahoma Claims Concerning Farms in Major and
Kingfisher County, Oklahoma

     On June 29, 2001, the EPA filed a Unilateral Administrative Order (the "RCRA Order") pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), against Seaboard Farms, Shawnee Funding, and PIC International Group, Inc. ("PIC") (collectively, "Respondents"). The RCRA Order alleges that five swine farms located in Major County and Kingfisher County, Oklahoma purchased from PIC are causing or could cause contamination of the groundwater. The RCRA Order alleges that, as a result, Respondents have contributed to an "imminent and substantial endangerment" within the meaning of RCRA from the leaking of solid waste in the lagoons or other infrastructure at the farms. The RCRA Order requires Respondents to develop and undertake a study to determine if there has been any contamination from farm infrastructure, and if contamination has occurred, to develop and undertake a remedial plan. In the event the Respondents fail to comply with the RCRA Order, the EPA may commence a civil action and can seek a civil penalty of up to $5,500 per day, per violation.

     On July 23, 2002, the Company received a notice from the State of Oklahoma, alleging that the Company has violated various provisions of Oklahoma state law and the operating permits related to these farms based on the same conditions, which gave rise to the RCRA Order. In the event the State brings an enforcement action, they have threatened to do so as an administrative action in which they can seek administrative penalties of not more than $10,000 per day of noncompliance and can seek to assess violation points which could prohibit the Company from continuing to operate one or more of these farms.

     Although the Company disputes the RCRA Order and the State of Oklahoma's contentions, the Company is cooperating with the EPA and the State of Oklahoma.

     The farms that are the subject of the RCRA Order and the allegations by the State of Oklahoma were previously owned by PIC. PIC is presently providing indemnity and defense of the RCRA Order (reserving its right to contest the obligation to do so). One indemnity agreement with PIC is subject to a $5 million limit, but the Company believes that a more general environmental indemnity agreement would require indemnification of liability in excess of that amount. The Company has demanded that PIC provide indemnity and defense with respect to the notice of violations letter received from the State of Oklahoma. PIC is disputing its obligation to provide indemnity and defense with respect to the notice of violation, and this dispute remains outstanding.

Potential Additional EPA Claims

     EPA has been conducting a broad-reaching investigation of Seaboard Farms, seeking information as to compliance with the Clean Water Act (CWA), Comprehensive Environmental Response, Compensation & Liability Act (CERCLA) and the Clean Air Act. Through Information Requests and farm inspections, EPA obtained information that may be related to whether Seaboard Farms' operations are discharging pollutants to waters of the United States in violation of the CWA, whether National Pollutant Discharge Elimination System storm water construction permits were obtained, where required, whether there has been unlawful filling of or discharge to "wetlands" within the jurisdiction of the CWA, whether Seaboard Farms has properly reported emissions of hazardous substances into the air under CERCLA, and whether some of its farms may be emitting air pollutants at levels subject to Clean Air Act permitting requirements. As a result of the investigation, EPA requested that the Company engage in settlement discussions to avoid further EPA investigative efforts and potential formal claims being filed. EPA has presented settlement demands, and Seaboard has responded. The Company believes it has meritorious legal and factual defenses and objections to EPA's demands, but will continue to engage in settlement discussions. Such settlement discussions could lead to an Agreed Consent Order.

     On April 2, 2002, the United States Environmental Protection Agency ("EPA") sent to Seaboard Farms, Inc. a letter pursuant to the Clean Air Act ("CAA") demanding Seaboard Farms install and use monitoring equipment to sample emissions at certain hog confinement facilities for purposes of determining whether these operations are in compliance with the CAA. The EPA is also requesting that Seaboard Farms agree that these facilities are comparable to all other facilities operated and that the monitoring results can be reasonably extrapolated to estimate the emissions for all other farms operated by Seaboard Farms. If the specified farms are not comparable, EPA is demanding that Seaboard Farms conduct monitoring at the incomparable farms. The letter also requires that Seaboard Farms submit a plan and protocol for testing for emissions of particulate matter, volatile organic compounds and hydrogen sulfide.

     The Company believes that EPA's demand is beyond the Agency's authority pursuant to the CAA and that the Company cannot be required to undertake the air monitoring. Seaboard Farms calculated its emissions using scientifically acceptable methods other than monitoring and determined that the emissions from its hog operations do not require a CAA permit. Seaboard Farms set forth this position in a letter to EPA, and will have discussions with EPA regarding compliance. The EPA could bring a suit to enforce the provisions of the letter, and if a court were to determine that EPA is within its authority, the court could impose a civil penalty of up to $27,500 per day of non-compliance, and could order injunctive relief requiring that Seaboard Farms conduct the monitoring.

     On February 20, 2003, Seaboard Farms, Inc. received an additional Information Request from the EPA seeking information as to compliance with the CWA by the Company with respect to
virtually all of its confined animal feeding operations.   The
Company is presently in the process of complying with the Information Request. At present, no relief has been sought by the EPA.


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

Name (Age)               Positions and Offices with Registrant and Affiliates

H. Harry Bresky (77)     Chairman of the Board, President and
                         Chief Executive Officer of Registrant;
                         Manager of Seaboard Flour LLC (SF)

Steven J. Bresky (49)    Senior Vice President, International Operations

Robert L. Steer (43)     Senior Vice President, Treasurer and Chief Financial
                         Officer

David M. Becker (41)     Vice President, General Counsel and Assistant
                         Secretary

James L. Gutsch (49)     Vice President, Engineering

Rodney K. Brenneman (38) President, Seaboard Farms, Inc.

John Lynch (69)          President, Seaboard Marine Ltd.

     Mr. H. Harry Bresky has served as President and Chief Executive Officer of Registrant since February 2001 and previously as President of Registrant since 1967. He has served as Manager of SF since 2002. He served as President of Seaboard Flour Corporation from 1987 through 2002, and as Treasurer of Seaboard Flour Corporation from 1973 through 2002. Mr. Bresky is the father of Steven J. Bresky.

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


                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by Item 5 is hereby incorporated by reference to (a) "Stock Listing" and "Quarterly Financial Data" appearing on pages 52 and 8, respectively, of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report and (b) "Compensation Committee Interlocks and Insider Participation" appearing on page 11 of the Registrant's 2003 Proxy Statement.


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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 7A is hereby incorporated by reference to the material under the captions "Derivative Instruments and Hedging Activities" within Note 1 of the Registrant's Consolidated Financial Statements appearing on page 31, and to the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 20 through 22 of the Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is hereby incorporated by reference to Registrant's "Quarterly Financial Data," "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Changes in Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on pages 8 and 23 through 51 of Registrant's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     Not applicable.


                            PART III

Item 10.  Directors and Executive Officers of Registrant

Refer to "Executive Officers of Registrant" in Part I.

     Information required by this item relating to directors of Registrant has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2002, the close of its fiscal year. The information required by this item relating to directors is incorporated by reference to "Item 1" appearing on pages 3 and 4 of the 2003 Proxy statement. The information required by this item relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Registrant's 2003 Proxy Statement.


Item 11.  Executive Compensation

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2002, the close of its fiscal year. The information required by this item is incorporated by reference to "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 6 through 9 and 11 of the 2003 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2002, the close of its fiscal year. The information required by this item is incorporated by reference to "Principal
Stockholders" appearing on page 2 and "Election of Directors" on pages 3 and 4 of the 2003 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     This item has been omitted since Registrant filed a definitive proxy statement within 120 days after December 31, 2002, the close of its fiscal year. The information required by this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" appearing on page 11 of the 2003 Proxy Statement.


Item 14.  Controls and Procedures

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


                             PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

               3.2 - Registrant's By-laws, as amended.
               Incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

               4.7 - Second Amendment to the Note Purchase
               Agreements dated as of December 1, 1993
               ($100,000,000 Senior Notes due December 1, 2005). Incorporated by reference to Exhibit 4.1 of Registrant's Form 10-Q for the quarter ended September 28, 2002.

               4.8 - Second Amendment to the Note Purchase
               Agreements dated as of June 1, 1995 ($125,000,000
               Senior Notes due June 1, 2007). Incorporated by reference to Exhibit 4.2 of Registrant's Form 10-Q for the quarter ended September 28, 2002.

               4.9 - Seaboard Corporation Note Purchase Agreement dated as of September 30, 2002 between the Registrant and various purchasers as listed in the exhibit. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the Commission. Incorporated by reference to Exhibit 4.3 of Registrant's Form 10-Q for the quarter ended September 28, 2002.

               4.10 - Seaboard Corporation $32,500,000 5.8%
               Senior Note, Series A, due September 30, 2009 issued pursuant to the Note Purchase Agreement described above. Incorporated by reference to
               Exhibit 4.4 of Registrant's Form 10-Q for the quarter ended September 28, 2002.

               4.11 - Seaboard Corporation $38,000,000 6.21%
               Senior Note, Series B, due September 30, 2009 issued pursuant to the Note Purchase Agreement described above. Incorporated by reference to
               Exhibit 4.5 of Registrant's Form 10-Q for the quarter ended September 28, 2002.

               4.12 - Seaboard Corporation $7,500,000 6.21%
               Senior Note, Series C, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above. Incorporated by reference to
               Exhibit 4.6 of Registrant's Form 10-Q for the quarter ended September 28, 2002.

               4.13 - Seaboard Corporation $31,000,000 6.92%
               Senior Note, Series D, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above. Incorporated by reference to
               Exhibit 4.7 of Registrant's Form 10-Q for the quarter ended September 28, 2002.

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

               10.7 - Reorganization Agreement by and between
               Seaboard Corporation and Seaboard Flour
               Corporation as of October 18, 2002 incorporated by reference to Exhibit 10.1 of the Form 8-K dated
               October 18, 2002.

               10.8 - Purchase and Sale Agreement dated October 18, 2002 by and between Flour Holdings LLC and Seaboard Flour Corporation with respect to which the "Earnout Payments" thereunder have been assigned to Seaboard Corporation. Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended September 28, 2002.

               13 - Sections of Annual Report to security holders incorporated by reference herein.

               21 - List of subsidiaries.

               99.1 - Certification of the Chief Executive
               Officer Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002.

               99.2 - Certification of the Chief Financial
               Officer Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002.

 *  Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          i. Seaboard Corporation filed Form 8-K dated October 8, 2002 announcing completion of a private placement of Senior Notes and its intentions for the use of the proceeds.

          ii. Seaboard Corporation filed Form 8-K dated October 18, 2002 announcing the repurchase of 232,414.85 shares of common stock from its parent, Seaboard Flour Corporation.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SEABOARD CORPORATION

By /s/H. Harry Bresky                         By  /s/Robert L. Steer
   H. Harry Bresky, President                     Robert L. Steer, Senior
   and Chief Executive Officer                    Vice President, Treasurer
   (principal executive officer)                  and Chief Financial Officer
                                                  (principal financial officer)

Date:  March 4, 2003                          Date:  March 4, 2003


By /s/John A. Virgo
   John A. Virgo, Corporate Controller
   (principal accounting officer)

Date:  March 4, 2003



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

By /s/H. Harry Bresky                         By  /s/J.E. Rodrigues
   H. Harry Bresky, Director and Chairman           J.E. Rodrigues, Director
   of the Board

Date:  March 4, 2003                          Date:  March 4, 2003


By /s/David A. Adamsen                        By  /s/Thomas J.Shields
   David A. Adamsen, Director                       Thomas J. Shields, Director

Date:  March 4, 2003                          Date:  March 4, 2003


By /s/Douglas W. Baena
   Douglas W. Baena, Director

Date:  March 4, 2003


                         CERTIFICATIONS

I, H. H Bresky, certify that:

1.I have reviewed this annual report on Form 10-K of Seaboard Corporation;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
     Date"); and

     c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003


                            /s/  H. H. Bresky
                            H. H. Bresky, Chairman of the Board,
                            President, and Chief Executive Officer


                         CERTIFICATIONS

I, Robert L. Steer, certify that:

1.I have reviewed this annual report on Form 10-K of Seaboard Corporation;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
     Date"); and

     c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003


                           /s/  Robert L. Steer
                           Robert L. Steer, Senior Vice President,
                           Treasurer, and Chief Financial Officer



              SEABOARD CORPORATION AND SUBSIDIARIES
     Index to Consolidated Financial Statements and Schedule
                      Financial Statements


                                                     Stockholders'
                                                   Annual Report Page

Independent Auditors' Report                               23

Consolidated Balance Sheets as of December 31, 2002
 and December 31, 2001                                     24

Consolidated Statements of Earnings for the years
 ended December 31, 2002, December 31, 2001 and
 December 31, 2000                                         25

Consolidated Statements of Changes in Equity for the
 years ended December 31, 2002, December 31, 2001and
 December 31, 2000                                         26

Consolidated Statements of Cash Flows for the years
 ended December 31, 2002, December 31, 2001 and
 December 31, 2000                                         27

Notes to Consolidated Financial Statements                 28

The foregoing are incorporated by reference.


Fjord Seafood ASA (a nonconsolidated foreign affiliate) financial statements for the years ended December 31, 2002, 2001, and 2000, will be filed by amendment to this Form 10-K no later than 180 days after December 31, 2002. The individual financial statements of all other nonconsolidated foreign affiliates, which would be required if each such foreign affiliate were a Registrant, are omitted because (a) the Registrant's and its other subsidiaries' investments in and advances to such foreign affiliates do not exceed 20% of the total assets as shown by the most recent consolidated balance sheet and (b) the Registrant's and its other subsidiaries' equity in the earnings before income taxes and extraordinary items of the foreign affiliates does not exceed 20% of such income of the Registrant and consolidated subsidiaries compared to the average income for the last five fiscal years.

Combined condensed financial information as to assets, liabilities and results of operations have been presented for nonconsolidated foreign affiliates in Note 5 of "Notes to the Consolidated Financial Statements."

II - Valuation and Qualifying Accounts for the years ended
     December 31, 2002, 2001 and 2000                     F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

                            F-1


                  INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Seaboard Corporation:

Under date of February 21, 2003, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the December 31, 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   KPMG LLP

Kansas City, Missouri
February 24, 2003

                            F-2


                                                      Schedule II
              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)



                                     Balance at       Provision      Write-offs net     Acquisitions     Balance at
                                  beginning of year      (1)         of recoveries      and Disposals    end of year
Year ended December 31, 2002:

  Allowance for doubtful accounts     $20,571              62            (4,455)               -           $16,178

  Drydock accrual                     $ 6,052           3,709            (3,368)               -           $ 6,393

Year ended December 31, 2001:

  Allowance for doubtful accounts     $29,801             206            (9,436)               -           $20,571

  Drydock accrual                     $ 5,496           5,356            (4,800)               -           $ 6,052

Year ended December 31, 2000:

  Allowance for doubtful accounts     $29,075          12,276            (8,199)          (3,351)          $29,801

  Drydock accrual                     $ 5,444           4,051            (3,999)               -           $ 5,496


(1) Allowance for doubtful accounts provisions charged to selling, general and administrative expenses; drydock provisions charged to cost of sales.

                                       F-3