Form 10-Q
period 2003-03-29
SEABOARD CORP /DE/
filed 2003-05-06
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 29, 2003

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

     Indicate by a check mark whether the registrant is an
  accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
  Yes   X   .   No    .

       There were 1,255,053.90 shares of common stock, $1.00 par value per share, outstanding on April 25, 2003.


                                   Total pages in filing - 19 pages



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                         SEABOARD CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Balance Sheets
                                  (Thousands of dollars)
                                       (Unaudited)

                                                     March 29,    December 31,
                                                       2003          2002
Assets
Current assets:
   Cash and cash equivalents                       $   28,503      $   23,242
   Short-term investments                              42,562          30,337
   Receivables, net                                   184,653         201,792
   Inventories                                        240,846         243,949
   Deferred income taxes                               18,247          15,481
   Other current assets                                41,184          42,896
Total current assets                                  555,995         557,697
Investments in and advances to foreign affiliates      83,173          83,855
Net property, plant and equipment                     622,666         621,593
Other assets                                           16,286          17,996
Total assets                                       $1,278,120      $1,281,141

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                          $   74,371      $   76,112
   Current maturities of long-term debt                55,938          55,869
   Accounts payable                                    54,648          67,464
   Other current liabilities                          152,620         156,917
Total current liabilities                             337,577         356,362
Long-term debt, less current maturities               318,176         318,746
Deferred income taxes                                  74,077          71,509
Other liabilities                                      47,406          40,639
Total non-current and deferred liabilities            439,659         430,894
Minority interest                                       5,806           7,154
Stockholders' equity:
   Common stock of $1 par value,
     Authorized 4,000,000 shares;
     issued and outstanding 1,255,054 shares            1,255           1,255
   Accumulated other comprehensive loss               (60,711)        (67,284)
   Retained earnings                                  554,534         552,760
Total stockholders' equity                            495,078         486,731
Total liabilities and stockholders' equity         $1,278,120      $1,281,141

          See notes to condensed consolidated financial statements.


                      SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                 (Thousands of dollars except per share amounts)
                                  (Unaudited)



                                                           Three Months Ended
                                                         March 29,    March 30,
                                                           2003         2002

Net sales                                              $  461,867   $  442,923
Cost of sales and operating expenses                      426,518      399,837
      Gross income                                         35,349       43,086
Selling, general and administrative expenses               27,375       26,332
      Operating income                                      7,974       16,754

Other income (expense):
   Interest expense                                        (6,821)      (5,451)
   Interest income                                            742        1,675
   Loss from foreign affiliates                            (3,291)      (4,945)
   Minority interest                                         (253)        (177)
   Foreign currency loss, net                              (1,370)      (5,414)
   Miscellaneous, net                                       2,208        1,308
      Total other income (expense), net                    (8,785)     (13,004)
Earnings (loss) before income taxes and cumulative
   effect of changes in accounting principles                (811)       3,750
Income tax expense                                           (122)      (2,027)
Earnings (loss) before cumulative effect of changes
   in accounting principles                                  (933)       1,723
Cumulative effect of changes in accounting for asset
   retirement obligations and drydock accruals,
   net of income tax expense of $550                        3,648            -
Net earnings                                           $    2,715   $    1,723

Net earnings per common share:
Earnings per share before cumulative effect of
  changes in accounting principles                     $    (0.74)  $     1.16
Cumulative effect of changes in accounting for asset
  retirement obligations and drydock accruals                2.90            -
Net earnings per common share                          $     2.16   $     1.16

Dividends declared per common share                    $     0.75   $     0.25
Average number of shares outstanding                    1,255,054    1,487,520

Pro forma amounts assuming changes in accounting
  for asset retirement obligations and drydock
  accruals were applied retroactively:
  Net earnings (loss)                                  $     (933)  $    2,512
  Net earnings (loss) per common share                 $    (0.74)  $     1.69

              See notes to condensed consolidated financial statements.


                    SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                           (Thousands of dollars)
                                 (Unaudited)

                                                          March 29,  March 30,
                                                            2003       2002

Cash flows from operating activities:
   Net earnings                                          $  2,715   $  1,723
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                       16,414     12,849
       Loss from foreign affiliates                         3,291      4,945
       Foreign currency exchange loss (gain)               (2,507)     4,979
       Cumulative effect in accounting changes, net        (3,648)         -
       Deferred income taxes                               (3,309)     1,382
   Changes in current assets and liabilities:
        Receivables, net of allowance                      18,743    (17,481)
        Inventories                                         5,080     (8,600)
        Other current assets                                1,535      6,969
        Current liabilities exclusive of debt             (13,024)   (11,988)
   Other, net                                               1,850      1,903
Net cash from operating activities                         27,140     (3,319)
Cash flows from investing activities:
   Purchase of short-term investments                     (17,880)   (32,054)
   Proceeds from the sale or maturity of short-term
     investments                                            6,156     65,885
   Investments in and advances to foreign affiliates, net   1,474        375
   Capital expenditures                                   (10,517)    (9,083)
   Other, net                                               1,447       (715)
Net cash from investing activities                        (19,320)    24,408
Cash flows from financing activities:
   Notes payable to banks, net                             (1,741)     3,009
   Principal payments of long-term debt                    (1,095)   (27,607)
   Dividends paid                                            (941)      (372)
   Bond construction fund                                     396        557
Net cash from financing activities                         (3,381)   (24,413)
Effect of exchange rate change on cash                        822       (765)
Net change in cash and cash equivalents                     5,261     (4,089)
Cash and cash equivalents at beginning of year             23,242     22,997
Cash and cash equivalents at end of quarter              $ 28,503   $ 18,908

             See notes to condensed consolidated financial statements.


SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 as filed in its Annual Report on Form 10-K. The Company's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. The Company's year-end is December 31.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Interest Rate Exchange Agreements

The Company's interest rate exchange agreements do not qualify as hedges for accounting purposes. During the quarter ended March 29, 2003 the Company recorded losses of $749,000 related to these swaps compared to gains of $1,160,000 for the first quarter of 2002. The gains and losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of interest paid or received. These amounts include net payments of $1,985,000 and $1,475,000 during 2003 and 2002, respectively, resulting from the difference between the fixed rate paid and variable rate received on these contracts.

Supplemental Non-cash Disclosures

As more fully described in Note 2, the volatility of the Argentine peso has affected the U.S. dollar value of the peso-denominated assets and liabilities of the Sugar and Citrus segment. The following table shows the non-cash impact of the change in exchange rates on various balance sheet categories, as the peso devalued during the first quarter of 2002 but strengthened during 2003.
                                                   Three Months Ended
                                                  March 29,  March 30,
Increase (Decrease) (thousands of dollars)          2003       2002

Working capital                                   $ 4,285   $(13,005)
Fixed assets                                        4,330    (28,830)
Other long-term net assets or liabilities              25       (387)

Accounting Changes and New Accounting Standards

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which required the Company to record a long-lived asset and related liability for asset retirement obligation costs associated with the closure of the hog lagoons it is legally obligated to close. Accordingly, on January 1, 2003, the Company recorded the cumulative effect of the change in accounting principle with a charge to earnings of $2,195,000 ($1,339,000 net of tax), an increase in fixed assets of $3,221,000, and the recognition of a liability, discounted to reflect present value, of $5,416,000. The retirement asset will be amortized over the economic life of the related asset. The Company currently estimates the accretion of the liability and amortization of the assets during 2003 will increase cost of sales by approximately $516,000. The adoption of SFAS 143 decreased operating income by $116,000 and net earnings by $71,000, or $0.06 per common share, for the three months ended March 29, 2003. If the Company had adopted SFAS 143 retroactively to January 1, 2002, operating income, net earnings and net earnings per common share would have decreased by $116,000, $71,000 and $0.05 per share, respectively, for the three months ended March 30, 2002.

Through December 31, 2002, costs expected to be incurred during regularly scheduled drydocking of vessels were accrued ratably prior to the drydock date. Effective January 1, 2003, the Company changed its method of accounting for these costs from the accrual method to the direct-expense method. Under the new accounting method, drydock maintenance costs are recognized as expense when maintenance services are performed. The Company believes the newly adopted accounting principle is preferable in these circumstances because the maintenance expense is not recorded until the maintenance services are performed and, accordingly, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method. As a result, during the three months ended March 29, 2003, the Company reversed the balance of the accrued liability for drydock maintenance as of December 31, 2002 for its Marine, Commodity Trading and Milling, and Power segments, resulting in an increase in earnings of $6,393,000 ($4,987,000 net of related tax expense) as a cumulative effect of a change in accounting principle. The application of the new accounting principle increased operating income by $1,008,000 and net earnings by $747,000, or $0.60 per common share, for the three months ended March 29, 2003. The Company currently estimates the change from accruing in advance to expensing as incurred will reduce cost of sales by approximately $700,000 during 2003. If the change in accounting principle was made retroactively to January 1, 2002, operating income, net earnings and net earnings per common share would have increased by $1,199,000, $860,000 and $0.58 per share respectively, for the three months ended March 30, 2002.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 applies to an entity if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity has these characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. The consolidation requirements apply to all variable interest entities (VIEs) created after January 31, 2003. The Company must apply the consolidation requirements for VIEs that existed prior to February 1, 2003 and remain in existence as of July 1, 2003.

The  Company  is  a  party  to  a master lease  program  and  contract
production   agreements  (the  "Facility  Agreements")  with   limited
liability companies which own certain of the facilities used in connection with the Company's vertically integrated hog production. These arrangements are currently accounted for as operating leases. Under the Facility Agreements, property is generally added for a three-year, noncancelable term with periodic renewals thereafter. These hog production facilities produce approximately 20% of the Company owned hogs processed at the plant. Under the Facility Agreements, the Company has certain rights to acquire any or all of the properties at the conclusion of their respective terms at a price which is expected to reflect estimated fair market value of the property. In the event the Company does not acquire any property which it has ceased to lease, the Company has a limited obligation under the Facility
Agreements for any deficiency between the amortized cost of the property and the price for which it is sold, up to a maximum of 80% to
87%  of  amortized  cost.   These facilities are  owned  by  companies
considered to be VIEs in accordance with FIN 46, for which the Company is deemed to be the primary beneficiary. Accordingly, the Company will be required to consolidate these entities in the third quarter of
2003  unless  changes in the VIEs occur prior to June  30,  2003.   At
March 29, 2003, the total amount of unamortized costs representing fixed asset values was $59,731,000 and the related underlying debt under these Facility Agreements totaled $57,338,000. The Company is evaluating various options for these facilities, including purchasing certain assets from one limited liability company with a value of $25,305,000 at March 29, 2003, and/or assigning its purchase option for all of the properties to one or more third parties with which the Company may enter into production arrangements. As the Company has not yet determined whether certain VIEs will exist as of July 1, 2003, management is not yet able to determine the impact of FIN 46 on the Company's financial position.


Note 2 - Comprehensive Income (Loss)

Components of total comprehensive income (loss), net of related taxes, are summarized as follows:
                                                          Three Months Ended
                                                         March 29,   March 30,
(Thousands of dollars)                                     2003        2002

Net earnings                                             $  2,715    $  1,723
Other comprehensive income (loss)
  net of applicable taxes:
 Foreign currency translation adjustment                    6,791     (35,080)
 Unrealized loss on investments                               (32)       (373)
 Net unrealized loss on foreign exchange cash flow hedges    (136)
(137)
 Amortization of deferred gain on interest rate swaps         (50)        (50)
Total comprehensive income (loss)                        $  9,288    $(33,917)

The components of and changes in accumulated other comprehensive loss for the three months ended March 29, 2003 are as follows:

                                           Balance                 Balance
                                          December 31,   Period   March 29,
(Thousands of dollars)                       2002        Change      2003

Foreign  currency  translation adjustment $(62,555)     $ 6,791   $(55,764)
Unrealized gain on investments                 118          (32)        86
Unrecognized pension cost                   (5,799)           -     (5,799)
Net unrealized loss on cash flow hedges          -         (136)      (136)
Deferred gain on interest rate swaps           952          (50)       902
Accumulated other comprehensive loss      $(67,284)     $ 6,573   $(60,711)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso devaluation on the net assets of the Company's Sugar and Citrus segment as first recorded by the Company in the fourth quarter of 2001 when the one to one parity with the U.S. dollar was lifted. Since that time, the peso has devalued approximately 69%. As of March 29, 2003, the Company had $54,913,000 in net assets denominated in Argentine pesos which have been revalued through the foreign currency translation adjustment. In addition, the Company had $19,760,000 of dollar denominated net liabilities which are first revalued to the peso currency through earnings. During the first quarter of 2003, the strengthening of the peso increased total stockholders' equity by $7,028,000 including an earnings increase of $1,042,000 for the dollar denominated net liabilities, and a positive translation adjustment of $5,986,000 included as a component of other comprehensive income. During the first quarter of 2002, the devaluation of the peso reduced total stockholders' equity by $40,046,000 including a $4,979,000 reduction in earnings for the dollar denominated net liabilities and a negative translation adjustment of $35,067,000 included as a component of other comprehensive loss. Until the second quarter of 2002, no tax benefit was provided related to the reduction to stockholders' equity. However, after a series of transactions was completed which changed the organizational structure of the Company's Sugar and Citrus segment, income tax benefits have been provided at a 35% rate.

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the foreign currency translation loss discussed above, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.


Note 3 - Inventories

The following is a summary of inventories at March 29, 2003 and December 31, 2002 (in thousands):

                                                        March 29,  December 31,
                                                          2003         2002
At lower of LIFO cost or market:
      Live hogs & materials                             $135,430    $129,386
      Dressed pork & materials                            29,082      21,198
                                                         164,512     150,584
      LIFO allowance                                     (12,683)    (11,422)
              Total inventories at lower of LIFO
                cost or market                           151,829     139,162
At lower of FIFO cost or market:
      Grain, flour and feed                               64,020      80,618
      Sugar produced & in process                          9,694       9,929
      Other                                               15,303      14,240
              Total inventories at lower of FIFO
                cost or market                            89,017     104,787
               Total inventories                        $240,846    $243,949


Note 4 - Contingencies

In early 2003, individual bills (the Bills) were introduced in the United States Senate and House of Representatives which include a provision to prohibit meat packers, such as the Company, from owning or controlling livestock intended for slaughter. The Bills also contain a transition rule applicable to packers of pork providing for an effective date which is 18 months after enactment. Similar language was passed by the U.S. Senate in 2002 as part of the Senate's version of the Farm Bill, but was eventually dropped in conference committee and was not part of the final Farm Bill.

If any of the Bills containing the proposed language become law, it could have a material adverse effect on the Company, its operations and its strategy of vertical integration in the pork business. Currently, the Company owns and operates production facilities and owns swine and produces over three million hogs per year. If passed in their current form, the Bills would prohibit the Company from owning or controlling hogs, and thus would require the Company to divest these operations, possibly at prices which are below the carrying value of such assets on the Company's balance sheet, or otherwise restructure its ownership and operation. At March 29, 2003, the Company had $371,022,000 in hog production facilities classified as net fixed assets on the Consolidated Balance Sheet and approximately $59,731,000 in hog production facilities under master lease agreements accounted for as operating leases. In addition, the Company has $135,430,000 invested in live hogs and related materials classified as inventory on the Consolidated Balance Sheet.

The Bills could also be construed as prohibiting or restricting the Company from engaging in various contractual arrangements with third party hog producers, such as traditional contract finishing arrangements. Accordingly, the Company's ability to contract for the supply of hogs to its processing facility could be significantly, negatively impacted. At March 29, 2003, the Company had approximately $69,954,000 in commitments through 2017 for various grower finishing agreements.

The Company, along with industry groups and other similarly situated companies, are vigorously lobbying against enactment of any such legislation. However, the ultimate outcome is not presently determinable.

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

The Company has reached an agreement to settle litigation brought by the Sierra Club, subject to court approval. Under the terms of the settlement, the Company will conduct an investigation at three farms and potentially will be required to take remedial actions at the farms if conditions so warrant.

The  Company is subject to regulatory actions and an investigation  by the United States Environmental Protection Agency and the State of Oklahoma. In the opinion of Management, the above action and investigation are not expected to result in a material adverse effect on the consolidated financial statements of the Company.

The Company is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of the Company.

Certain of the Company's nonconsolidated affiliates and third party contractors who perform services for the Company have bank debt supporting their underlying operations. From time to time, the Company will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further the Company's business objectives. The Company does not issue guarantees for compensation. The following table sets forth the terms of guarantees of third party and nonconsolidated affiliate bank indebtedness outstanding at March 29, 2003.

Guarantee beneficiary                       Maximum exposure      Maturity
Foreign affiliate grain processor - Kenya     $1,300,000            2003
Various hog contract growers                  $1,585,000            2003

The Company's guarantees of the various hog contract growers renew annually through 2013 and 2014 until the related debt matures.

The Company's Sugar and Citrus segment has agreed to commercialize certain sugar product for a third party under a contract expiring in 2008. In the event the Company does not perform under the contract, it would be responsible to make payments to the third party of a maximum of $1,000,000 for 2003, decreasing annually to $200,000 through 2008.

As of March 29, 2003, the Company had outstanding $15,048,000 of standby letters of credit (LCs) with various banks mostly to facilitate operations of consolidated subsidiaries. Of these LCs,
$8,755,000 also reduced available borrowing capacity under the Company's credit lines. Also included in this amount is an LC issued to facilitate bank borrowing of the Company's Bulgarian wine affiliate totaling 1,431,000 Euros (approximately $1,545,000). As of March 29, 2003, this affiliate's borrowings totaled EU 937,500 (approximately $1,012,500). This affiliate has pledged inventory with a value of approximately $3,900,000 as collateral for the LC. Because the value of the inventory serving as collateral for the LC is considerably more than the balance of the related debt, the Company has determined the fair value of this LC to be immaterial.


Note 5 - Segment Information

The following tables set forth specific financial information about each segment as reviewed by the Company's management. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income, along with losses from foreign affiliates for the Commodity Trading and Milling Division, is used as the measure of evaluating segment performance because management does not consider interest and income tax expense on a segment basis.

Management ceased its shrimp, pickle and pepper farming operations in Honduras in the fourth quarter of 2001 and has been considering various strategic alternatives for the Produce Division. In February 2003, the Company signed a letter of intent with a local Honduran shrimp farmer for the sale of shrimp farming and shrimp processing assets for $3,900,000. As a substantial portion of the sale price is expected to be in the form of a long-term note receivable from the buyer, the Company will use the cost recovery method of accounting, and no gain will be recognized by the Company until the actual cash is collected. The sale is expected to be completed during the second quarter of 2003. In addition, certain pickle and pepper farming assets are leased to local farmers. Based on an impairment evaluation as of December 31, 2002, management believes the remaining carrying value of these assets is recoverable. As of March 29, 2002, the carrying value of these farming assets was $968,000 which is included with All Other in the total assets table below.

The Bulgarian wine business (the Business) has negotiated an extension of principal payment due dates and revised payment terms through May 2003, after it was unable to make scheduled principal payments to a bank. The terms of the extension, among other provisions, requires the Business to repay the majority of the principal balance plus accrued interest by May 22, 2003 and the bank will forgive a portion of the debt upon achievement of certain terms and conditions. In the event the Business does not obtain external financing to make this payment, the impact on the Business and its financial condition is likely to impair the value of its assets, and its ability to continue to operate without pursuing bankruptcy protection. At December 31, 2002, the Business evaluated the recoverability of its long-lived assets based on projected future cash flows and accordingly, the Company believes there is not an other than temporary decline in value of its investment, pending the resolution of negotiations for additional financing. As of March 29, 2003, the Company's investments in and advances to the Business totaled $18,984,000. The Company's share of losses from the Business is included with All Other in the loss from foreign affiliates table below.


Sales to External Customers:
                                     Three Months Ended
                                   March 29,    March 30,
(Thousands of dollars)               2003         2002

Pork                             $  153,926   $  171,058
Commodity Trading and Milling       177,775      147,538
Marine                               92,286       90,815
Sugar and Citrus                     12,772       14,699
Power                                17,624       12,212
All Other                             7,484        6,601
   Segment/Consolidated Totals   $  461,867   $  442,923


Operating Income:
                                     Three Months Ended
                                   March 29,    March 30,
(Thousands of dollars)               2003         2002

Pork                             $   (1,445)  $    2,517
Commodity Trading and Milling         3,394        6,749
Marine                                 (951)       3,613
Sugar and Citrus                      4,462        3,135
Power                                 2,465        1,625
All Other                               787         (514)
   Segment Totals                     8,712       17,125
Corporate Items                        (738)        (371)
   Consolidated Totals           $    7,974   $   16,754


Loss from Foreign Affiliates:
                                     Three Months Ended
                                   March 29,    March 30,
(Thousands of dollars)               2003         2002

Commodity Trading and Milling    $   (1,700)  $   (1,227)
All Other                            (1,591)      (3,718)
   Segment/Consolidated Totals   $   (3,291)     $(4,945)


Total Assets:
                                   March 29,    December 31,
(Thousands of dollars)               2003           2002

Pork                             $  639,510   $   627,937
Commodity Trading and Milling       226,701       239,187
Marine                              116,366       117,366
Sugar and Citrus                     80,538        69,515
Power                                79,144        73,872
All Other                            14,433        15,971
   Segment Totals                 1,156,692     1,143,848
Corporate Items                     121,428       137,293
   Consolidated Totals           $1,278,120    $1,281,141

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


Note 6 - Subsequent Event

In April 2003, the Company received $4,446,000 from a settlement of antitrust litigation arising out of purchases by the Company of methionine, a feed additive used by the Company. This amount will be recorded in earnings in the second quarter of 2003. The Company had previously received $1,928,000 in February 2003 from a similar settlement, which was reflected in other income in the first quarter of 2003. The April 2003 settlement concludes all antitrust litigation related to methionine.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased $17.5 million primarily from a decrease in outstanding receivables. Cash from operating activities for the three months ended March 29, 2003, increased $30.5 million compared to the same period one year earlier. The increase in cash flows was primarily related to changes in the components of working capital. Changes in components of working capital primarily reflect the timing of normal transactions for voyage settlements and changes in receivable balances. Within the Commodity Trading and Milling segment, the timing of the voyage settlements contributed to higher year-end inventory levels which were reduced during the first quarter of 2003 compared to increased inventory levels during the first quarter of 2002.

Cash from investing activities for the three months ended March 29, 2003, decreased $43.7 million compared to the same period one year earlier. The decrease primarily reflects the first quarter 2003 net purchases of short-term investments compared to net sales of investments in the first quarter of 2002. Short-term investment proceeds in 2002 were primarily used to pay off the Company's maturing revolving credit facility.

The Company invested $10.5 million in property, plant and equipment for the three months ended March 29, 2003, of which $7.5 million was expended in the Pork segment, $1.5 million in the Marine segment, $1.0 million in the Sugar and Citrus segment, and $0.5 million in other businesses of the Company.

The Company invested $7.5 million in the Pork segment primarily for expansion of existing hog production facilities and land acquisition and permitting activities to support the requirements of a second processing plant. The Company previously announced plans to build a second processing plant in northern Texas along with related plans to expand its vertically integrated hog production facilities. Based on current financial and market conditions in the pork industry caused by the oversupply of hogs and pork, the Company is evaluating whether to continue to develop the project. If the Company pursues this project, it is also contingent on a number of other factors, including obtaining financing for the project, obtaining the necessary permits, commitments for a sufficient quantity of hogs to operate the plant, and no statutory impediments being imposed. This project would require extensive capital outlays and financing demands. The current cost estimates to build the plant are approximately $150.0 million with an additional $200.0 million for live production facilities for a total of approximately $350.0 million. If the Company pursues this project, it may also enter into various contract growing arrangements. Due to the above uncertainties, management is not able to predict the ultimate viability or the exact timing of the expansion project. However, if the Company decides to pursue the project, construction of the plant would not begin until after 2003. During the remainder of 2003, the Company anticipates spending $4.9 million for activities to support this Texas project, and $11.7 million to complete the expansion of existing hog production facilities and upgrade the existing pork processing plant.

The Company invested $1.5 million in the Marine segment primarily for facility improvements and the purchase of machinery and equipment. During the remainder of 2003, the Company anticipates spending $16.9 million to purchase previously chartered vessels and previously leased and new equipment.

The Company invested $1.0 million in the Sugar and Citrus segment primarily for machinery and equipment and improvements to sugarcane fields. During the remainder of 2003, the Company anticipates spending $2.7 million for additional improvements.

Excluding the potential Pork expansion plans, management anticipates the additional 2003 capital expenditures for existing operations will be financed by internally generated cash or the use of available short-term investments.

Cash from financing activities for the three months ended March 29, 2003, increased $21.0 million compared to the same period one year earlier reflecting the $26.7 million payment for the maturing five-year revolving credit facility in the first quarter of 2002.

During the first quarter of 2003, the Company extended a $20.0 million revolving credit facility and, for use by a subsidiary in the Commodity Trading and Milling segment, entered into two new committed lines for $75.0 million and $5.0 million which are secured by certain of the Company's commodity trading inventory and accounts receivable. The new lines include financial covenants for the subsidiary which require maintenance of certain levels of working capital and net worth, and limitations on debt to net worth and liabilities to net worth ratios. As of March 29, 2003, the Company had committed lines of credit totaling $125.0 million and uncommitted lines totaling $60.0 million. Borrowings outstanding under committed and uncommitted lines as of March 29, 2003 totaled $53.4 million and $21.0 million, respectively. As of March 29, 2003, standby letters of credit of $8.8 million reduced the Company's borrowing capacity.

The Company is a party to a master lease program and contract production agreements (the "Facility Agreements") with limited liability companies which own certain of the facilities that are used in connection with the Company's vertically integrated hog production. These arrangements are currently accounted for as operating leases.
These hog production facilities produce approximately 20% of the Company-owned hogs processed at the plant. These facilities are owned by companies considered to be variable interest entities (VIEs), for which the Company is deemed to be the primary beneficiary. Pursuant to Financial Accounting Standards Board Interpretation No. 46 (FIN
46), the Company will be required to consolidate these entities in the third quarter of 2003 unless changes in the VIEs occur prior to June 30, 2003. At March 29, 2003, the total amount of unamortized costs representing fixed asset values was approximately $59.7 million and the related underlying debt within these Facility Agreements totaled $57.3 million. The Company is evaluating various options for these facilities, including purchasing certain assets from one limited liability company with a value of $25.3 million at March 29, 2003, and/or assigning its purchase option for all of the properties to a third party with which the Company may enter into production arrangements. Management believes that it will have sufficient liquidity and financing capacity to accomplish any of the alternatives.

In addition to the financing requirement to accommodate the Pork segment expansion plans and potential financing requirements related to assets under Facility Agreements discussed above, the Company is also required to make payments on maturing Senior Notes. Management believes that the Company's current combination of liquidity, capital resources and borrowing capabilities will be adequate for its existing operations during fiscal 2003. Management is evaluating various alternatives for future financings to provide adequate liquidity for the Company's future operating and expansion plans. In addition, management intends to continue seeking opportunities for expansion in the industries in which it operates.

See Note 4 to the Condensed Consolidated Financial Statements for additional information with regard to commercial commitments and contingent obligations.


RESULTS OF OPERATIONS

Net sales for the three months ended March 29, 2003 increased by $18.9 million compared to the three months ended March 30, 2002. Operating income decreased by $8.8 million compared to the same quarter one year ago. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Pork Segment
                                             Three Months Ended
                                         March 29,       March 30,
(Dollars in millions)                       2003            2002

Net sales                                  $153.9          $171.1
Operating income                           $ (1.4)         $  2.5

Net sales for the Pork segment decreased $17.2 million in the first quarter of 2003 compared to the first quarter of 2002 as a result of a lower pork prices and lower sales volumes. Excess domestic meat supplies continue to result in lower sales prices compared to the prior year although prices improved in the first quarter of 2003 compared to the second half of 2002. Lower sales volume resulted from holding selected production in inventory during the first quarter of 2003 in anticipation of improved market conditions during the remainder of 2003 compared to 2002.

Operating income for the Pork segment decreased $3.9 million in the first quarter of 2003 compared to the first quarter of 2002 primarily as a result of lower sales prices and volumes discussed above and higher feed costs, partially offset by a decrease in cost of third party hogs and, to a lesser extent, lower plant processing costs.
While unable to predict future market prices, management expects overall market conditions to improve during 2003 allowing this segment to return to positive operating income for 2003. Future results may also be adversely affected by the proposed packer ban legislation discussed in Note 4 to the Condensed Consolidated Financial Statements.

Commodity Trading and Milling Segment
                                             Three Months Ended
                                         March 29,       March 30,
(Dollars in millions)                       2003            2002

Net sales                                  $177.8          $147.5
Operating income                           $  3.4          $  6.7
Loss from foreign affiliates               $ (1.7)         $ (1.2)

Net sales for the Commodity Trading and Milling segment increased $30.3 million in the first quarter of 2003 compared to the first quarter of 2002. This increase is the result of increased commodity trading volumes, primarily corn to third party customers, and, to a lesser extent, increased milling revenues. Milling revenues reflect improved prices and higher sales volumes primarily as a result of favorable operating environments in certain foreign locations, which have allowed mills in those locations to increase production levels.

Operating income for this segment decreased $3.3 million in the first quarter of 2003 compared to the first quarter of 2002. The decrease primarily reflects the difference between realized derivative gains and losses on open commodity contracts between years and, to a lesser extent, losses from foreign currency forward exchange agreements not qualifying as hedges for accounting purposes. This decrease was partially offset by improved margins at certain African milling locations. While the Company believes its commodity futures and options are economic hedges of its firm purchase and sales contracts, the Company does not perform the extensive record-keeping required to account for commodity transactions as fair value hedges. As a result, while the derivative contracts have been marked-to-market through cost of goods sold, the related, offsetting change in market value of the firm commitments have not been recognized. Operating income for 2003 included realized derivative losses of $0.4 million compared to gains of $3.2 million during the first quarter of 2002. Due to the uncertain political and economic conditions in the countries in which the Company operates, management is unable to predict future sales and operating results, but anticipates positive operating income to continue in 2003.

Loss from foreign affiliates increased $0.5 million primarily as a result of increased losses at a certain African milling operation. Based on current political and economic situations in the countries the flour and feed mills operate, management believes losses from foreign affiliates may continue for the remainder of 2003.

Marine Segment
                                             Three Months Ended
                                         March 29,       March 30,
(Dollars in millions)                       2003            2002

Net sales                                  $ 92.3          $ 90.8
Operating income                           $ (1.0)         $  3.6

Net sales for the Marine segment increased $1.5 million in the first quarter of 2003 compared to the first quarter of 2002. This increase primarily reflects increased cargo volumes in most existing markets, certain new routes added during the fourth quarter of 2002, and military cargo volumes in the middle east. These increases were partially offset by the significant declines in cargo volumes for certain South American routes as a result of the political instability in Venezuela. Commercial activity has not yet recovered from the general strike that began in December of 2002 and ended in February 2003. Lower average cargo rates also contributed to offset revenue increases when compared to the prior year.

Operating income for the Marine segment decreased $4.6 million in the first quarter of 2003 compared to the first quarter of 2002, primarily reflecting the effects of the political instability and strike in Venezuela as discussed above, higher fuel costs and, to a lesser extent, increased bad debt expense. The duration and extent of the reduced demand, primarily attributable to the political instability and general strike in Venezuela, will continue to affect future results as long as shipping demand for the affected South American routes remains depressed. However, management expects operating income will be positive for 2003 although continued economic uncertainties in certain South American routes could continue to reduce overall profitability.

Sugar and Citrus Segment
                                             Three Months Ended
                                         March 29,       March 30,
(Dollars in millions)                       2003            2002

Net sales                                  $ 12.8          $ 14.7
Operating income                           $  4.5          $  3.1

The functional currency of the Sugar and Citrus segment is the Argentine peso. After the Argentine government ended the one peso to one U.S. dollar parity in January 2002, the peso suffered significant and on-going devaluation throughout most of 2002. During the first quarter of 2003, this trend reversed and the peso regained some value. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Net sales for the Sugar and Citrus segment decreased $1.9 million in the first quarter of 2003 compared to the first quarter of 2002 reflecting reduced sugar sales volumes, primarily for resale sugar as a result of lower quantities of sugar purchased from third parties. The peso price of sugar has increased over the last year to offset the effects of the devaluation of the peso. Operating income increased $1.4 million for the first quarter of 2003 compared to the prior year reflecting the improved sales prices and the lower operating costs in terms of U.S. dollar resulting from the devalued peso. The peso price of sugar has increased more than peso costs resulting in higher operating income. While management is not able to predict future sugar prices or whether costs will begin to increase more than sugar prices in the coming months, management expects operating income will remain positive for 2003.

Power Segment
                                             Three Months Ended
                                         March 29,       March 30,
(Dollars in millions)                       2003            2002

Net sales                                  $ 17.6          $ 12.2
Operating income                           $  2.5          $  1.6

Net sales for the Power segment increased $5.4 million in the first quarter of 2003 compared to the first quarter of 2002 reflecting higher spot market rates. During the first quarter of 2002, market rates were significantly lower, reflecting, in part, lower average fuel costs, a component of pricing. Fuel prices have increased substantially, causing an increase in spot prices.

Operating income increased $0.9 million for the first quarter of 2003 compared to the first quarter of 2002 primarily reflecting the higher spot market rates. While fuel expense for the 2003 quarter was significantly higher than the prior year, sales prices increased more than fuel costs. While management is not able to predict future market rates, demand for power in the Dominican Republic is expected to remain strong during 2003. Accordingly, management expects operating income to remain positive for 2003.

All Other
                                             Three Months Ended
                                         March 29,       March 30,
(Dollars in millions)                       2003            2002

Net sales                                  $  7.5          $  6.6
Operating income (loss)                    $  0.8          $ (0.5)
Loss from foreign affiliates               $ (1.6)         $ (3.7)

Net sales and operating income for all other businesses increased $0.9 million and $1.3 million, respectively, in the first quarter of 2003 compared to the first quarter of 2002. These improvements primarily reflect discontinuing certain produce operations in 2002, discontinuing other small businesses, plus improved results from the remaining operations of the Produce division. In February 2003, management signed a letter of intent for the sale of the shrimp farming and shrimp processing assets and is currently considering various alternatives for the remaining pickle and pepper farming assets. Management evaluated the recoverability of the pickle and pepper farming assets as of December 31, 2002 and currently believes the remaining carrying value of $1.0 million as of March 29, 2003 is recoverable. A future impairment charge could be charged, however, depending on final decisions regarding the alternatives for these assets.

The loss from foreign affiliates represents the Company's share of losses from equity method investments in Fjord Seafood ASA (Fjord) and a Bulgarian wine business. Continued losses from Fjord result from sustained low world-wide salmon prices although the losses decreased in the first quarter of 2003 compared to 2002. Although management cannot predict worldwide salmon prices, losses are expected to continue through 2003. The Bulgarian wine business (the Business) has negotiated an extension of principal payment due dates and revised payment terms through May 2003, after it was unable to make scheduled principal payments to a bank. The terms of the extension, among other provisions, requires the Business to repay the majority of the principal balance plus accrued interest by May 22, 2003 and the bank will forgive a portion of the debt upon achievement of certain terms and conditions. In the event the Business does not obtain external financing to make this payment, the impact on this business and its financial condition is likely to impair the value of its assets, and its ability to continue to operate without pursuing bankruptcy protection. As of March 29, 2003 the Company's investments in and advances to this business totaled $19.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the first quarter of 2003 increased by $1.0 million over the first quarter of 2002 primarily as a result of increased bad debt expense, principally in the Marine division. As a percentage of revenues, SG&A remained at 5.9% in the first quarter of 2003 consistent with the first quarter of 2002.

Interest Expense

Interest expense increased $1.4 million in the first quarter of 2003 compared to the first quarter of 2002. The increase is primarily the result of a higher average level of short-term and long-term borrowings outstanding during the 2003 quarter, partially offset by lower average interest rates.

Interest Income

Interest income decreased $0.9 million in the first quarter of 2003 compared to the first quarter of 2002 reflecting a lower level of average funds invested during 2003.

Foreign Currency Losses

Foreign  currency  losses  decreased to $1.4  million  for  the  first quarter  of  2003 compared with $5.4 million for the  same  period  in
2002. The losses during 2003 primarily result from the effects of recent devaluation of the Dominican Republic peso on peso-denominated net assets of the Power division, principally customer receivables, partially offset by the effect of improvements in the Argentine peso on dollar denominated net liabilities of the Sugar and Citrus segment. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion of the Argentine peso devaluation. The Company operates in many developing countries throughout the world. The political and economic conditions of these markets cause volatility in currency exchange rates and expose the Company the risk of exchange loss.

Miscellaneous, Net

Miscellaneous, net, for the first quarter of 2003 includes a gain of $1.9 million from a settlement of antitrust litigation arising out of purchases by the Company of methionine, a feed additive used by the
Company. Miscellaneous, net also includes a loss of $0.7 million compared to a gain of $1.2 million from interest rate exchange agreements for the first quarters of 2003 and 2002, respectively. These swap agreements do not qualify as hedges for accounting purposes and accordingly, changes in the market value are recorded to earnings as interest rates change.

Income Tax Expense

The effective tax rate decreased during 2003 compared to 2002 primarily as the result of increased permanently deferred foreign earnings and lower domestic taxable income.

Other Financial Information

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 applies to an entity if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity has these certain characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. The consolidation requirements apply to all variable interest entities
(VIEs) created after January 31, 2003. The Company must apply the consolidation requirements for VIEs that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. See Note 1 to the Condensed Consolidated Financial Statements for the related disclosure of existing VIEs as of March 29, 2003. As the Company has not yet determined whether certain VIEs will exist as of July 1, 2003, management is not yet able to determine the impact of FIN 46 on the Company's financial position.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing interest rates, commodity prices and foreign currency exchange rates. Changes in interest rates impact the cash required to service variable rate debt. From time to time, the Company uses interest rate swaps to manage risks of increasing interest rates. Changes in commodity prices impact the cost of necessary raw materials, finished product sales and firm sales commitments. The Company uses corn, wheat, soybeans and soybean meal futures and options to manage certain risks of increasing prices of raw materials and firm sales commitments. From time to time, the Company uses hog futures to manage risks of increasing prices of live hogs acquired for processing. Changes in foreign currency exchange rates impact the cash paid or received by the Company on foreign currency denominated receivables and payables. The Company manages certain of these risks through the use of foreign currency forward exchange agreements. Changes in the exchange rate for the Argentine peso affect the valuation of foreign currency denominated net assets of the Company's Argentine subsidiary and net earnings for the impact of the change on that subsidiary's dollar denominated net liabilities. The Company's market risk exposure related to these items has not changed materially since December 31, 2002.


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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

EPA Claims Concerning Farms in Major and Kingfisher County, Oklahoma

The Company is subject to an ongoing Unilateral Administrative Order (the "RCRA Order") pursuant to Section 7003 of the Resource
Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA") filed by the Environmental Protection Agency ("EPA") on June 29, 2001 against Seaboard Farms, Inc., Shawnee Funding, Limited Partnership, and PIC International Group, Inc. ("PIC") (collectively, "Respondents"). The RCRA Order alleges that five swine farms located in Major County and Kingfisher County, Oklahoma purchased from PIC are causing or could cause contamination of the groundwater. The RCRA Order alleges that, as a result, Respondents have contributed to an "imminent and substantial endangerment" within the meaning of RCRA from the leaking of solid waste in the lagoons or other infrastructure at the farms. The RCRA Order requires Respondents to develop and undertake a study to determine if there has been any contamination from farm infrastructure, and if contamination has occurred, to develop and undertake a remedial plan. In the event the Respondents fail to comply with the RCRA Order, the EPA may commence a civil action and can seek a civil penalty of up to $5,500 per day, per violation.

The Respondents generally have been complying with the RCRA Order, and have had significant and ongoing dialogue with EPA to settle the RCRA Order. However, on April 15, 2003, EPA sent a formal Notice of Violation letter to the Respondents, alleging that the Respondents have failed to comply with the RCRA Order because they have not undertaken an investigation of land on which the Company spreads effluent originating from the five facilities. The Respondents believe that the Notice of Violation letter has no merit because the RCRA Order, by its terms, does not cover these areas, and EPA did not have jurisdiction to impose the RCRA Order.

The farms that are the subject of the RCRA Order were previously owned by PIC. PIC is presently providing indemnity and defense of the RCRA Order (reserving its right to contest the obligation to do so). One indemnity agreement with PIC is subject to a $5 million limit, but the Company believes that a more general environmental indemnity agreement would require indemnification of liability in excess of that amount.

Potential Additional EPA Claims

EPA has been conducting a broad-reaching investigation of Seaboard Farms, Inc. On March 24, 2003, Seaboard Farms, Inc. received an additional information request seeking information as to a hog farm and a feed mill, each located in Colorado. The Company is in the process of complying with the Information Request. At present, no relief has been sought by the EPA.


Item 4.  Submission of Matters to a Vote of Security Holders

The  annual  meeting of stockholders was held on  April  28,  2003  in
Newton, Massachusetts. Two items were submitted to a vote of stockholders as described in the Company's Proxy Statement dated March 27, 2003. The following table briefly describes the proposals and results of the stockholders' vote.

                                    Votes in         Votes
                                      Favor          Against         Abstain

1. To elect:
   H. Harry Bresky                  1,188,081             0          22,488
   David A. Adamsen                 1,205,270             0           5,299
   Douglas W. Baena                 1,205,430             0           5,139
   Joe E. Rodrigues                 1,194,373             0          16,196
   and Kevin M. Kennedy             1,205,440             0           5,129
   as directors.

2. To ratify selection of KPMG LLP
   as independent auditors.         1,204,523         3,632           2,414


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         18   Letter   from  KPMG  LLP  regarding  change  in   accounting
              principles

         99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         Seaboard Corporation has not filed any reports on Form 8-K during the quarter ended March 29, 2003.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical  fact.  These statements appear in a number  of  places  in this Report and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's ability to obtain adequate financing and liquidity, (iii) the price of feed stocks and other materials used by the Company, (iv) the sale price for pork products from such operations, (v) the price for the Company's products and services,
(vi) the demand for power and related spot prices in the Dominican Republic, (vii) the effect of the devaluation of the Argentine peso,
(viii) the effect of changes to the produce division operations on the consolidated financial statements of the Company, (ix) the potential effect of the proposed meat packer ban legislation, (x) the effect of the national strike in Venezuela on the Company's Marine Division,
(xi) the potential effect of the Company's investments in a wine business and salmon and other seafood business on the consolidated financial statements of the Company, (xii) the potential impact of various environmental actions pending or threatened against the Company or (xiii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q, including without limitation the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors which could cause such differences.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  May 5, 2003
                           Seaboard Corporation


                           by:  /s/ Robert L. Steer
                                Robert L. Steer, Senior Vice President,
                                Treasurer, and Chief Financial Officer
                                (principal financial officer)



                           by:  /s/ John A. Virgo
                                John A. Virgo, Corporate Controller
                                (principal accounting officer)



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

Date: May 5, 2003
                            /s/ H. H. Bresky
                            H. H. Bresky, Chairman of the Board,
                            President and Chief Executive Officer


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

Date: May 5, 2003
                            /s/ Robert L. Steer
                            Robert L. Steer, Senior Vice President,
                            Treasurer and Chief Financial Officer