Form 10-K/A
period 2002-12-31
SEABOARD CORP /DE/
filed 2003-06-30
CIK 88121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-K/A
                        (Amendment No. 1)

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


                      EXPLANATORY STATEMENT
     This amendment to the Annual Report on Form 10-K/A for the year ended December 31, 2002 is being filed to include the audited financial statements of Fjord Seafood ASA (Fjord) for the year ended December 31, 2002 as required by Rule 3-09 of Regulation S-X. As of December 31, 2002, Seaboard Corporation owned a 20.7% interest in Fjord. In accordance with rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the following pages.

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


                             PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K
     (a)  The following documents are filed as part of this report:

        **1.  Consolidated financial statements.
               See Index to Consolidated Financial Statements on page F-1.

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

             **13 - Sections of Annual Report to security holders
               incorporated by reference herein.

             **21 - List of subsidiaries.

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

*    Management contract or compensatory plan or arrangement.
**   Previously filed with the Form 10-K dated March 4, 2003.

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

                      SEABOARD CORPORATION

                By  /s/Robert L. Steer
                    Robert L. Steer, Senior Vice President, Treasurer and Chief Financial Officer (principal financial officer)

                Date:               June 30, 2003





                         CERTIFICATIONS

I, H. H Bresky, certify that:

1.I have reviewed this annual report, as amended, on Form 10-K/A of Seaboard Corporation;

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

Date: June 30, 2003


                            /s/H. H. Bresky
                            H. H. Bresky, Chairman of the Board,
                            President, and Chief Executive Officer


                         CERTIFICATIONS

I, Robert L. Steer, certify that:

1.I have reviewed this annual report, as amended, on Form 10-K/A of Seaboard Corporation;

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

Date: June 30, 2003


                           /s/Robert L. Steer
                           Robert L. Steer, Senior Vice President,
                           Treasurer, and Chief Financial Officer












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

II - Valuation and Qualifying Accounts for the years ended
     December 31, 2002, 2001 and 2000                             F-3



     Index to Fjord Seafood ASA Audited Financial Statements

                                                                 Page

Report of Independent Auditors                                    F-4

Consolidated Statements of Profit and Loss for the years ended
 December 31, 2002, December 31, 2001 and December 31, 2000       F-5

Consolidated Balance Sheet as of December 31, 2002 and December
31, 2001                                                          F-6,7

Consolidated Cash Flow Statement for the years ended December 31,
 2002, December 31, 2001 and December 31, 2000                    F-8

Notes to Consolidated Financial Statements                        F-9

The audit of the financial statements of Fjord Seafood ASA was conducted in accordance with auditing standards and practices generally accepted in Norway which differ from auditing standards generally accepted in the United States of America.

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


                  INDEPENDENT AUDITORS' REPORT
The Board of Directors and Stockholders
Seaboard Corporation:

Under date of February 21, 2003, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the December 31, 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement
Schedule II as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

                                   KPMG LLP

Kansas City, Missouri
February 24, 2003

                                                      Schedule II

                    SEABOARD CORPORATION AND SUBSIDIARIES
                      Valuation and Qualifying Accounts
                               (In Thousands)



                                       Balance at      Provision   Write-offs net   Acquisitions   Balance at
                                    beginning of year     (1)      of recoveries    andDisposals   end of year
Year ended December 31, 2002:
  Allowance for doubtful accounts      $ 20,571            62          (4,455)              -       $ 16,178
  Drydock accrual                      $  6,052         3,709          (3,368)              -       $  6,393
Year ended December 31, 2001:
  Allowance for doubtful accounts      $ 29,801           206          (9,436)              -       $ 20,571
  Drydock accrual                      $  5,496         5,356          (4,800)              -       $  6,052
Year ended December 31, 2000:
  Allowance for doubtful accounts      $ 29,075        12,276          (8,199)         (3,351)      $ 29,801
  Drydock accrual                      $  5,444         4,051          (3,999)              -       $  5,496


(1) Allowance for doubtful accounts provisions charged to selling, general and administrative expenses; drydock provisions charged to cost of sales.

          KPMG AS

          Fjordgata 68                            Telephone +47 73 80 21 00
          N-7010 Trondheim                        Fax +47 73 80 21 20
                                                  www.kpmg.no
                                                  Enterprise No 937 174 627 MVA

To the Annual Shareholders' Meeting of Fjord Seafood ASA

                      AUDITOR'S REPORT FOR 2002

Respective Responsibilities of Directors and Auditors
We have audited the annual financial statements of Fjord Seafood ASA as of 31 December 2002, showing a profit of NOK 52 605 688 for the parent company and a loss of NOK 192 278 254 for the group. We have also audited the information in the Directors' report concerning the financial statements, the going concern assumption, and the proposal for the appropriation of the profit. The financial statements comprise the balance sheet, the statements of income and cash flows, the accompanying notes and the group accounts. These financial statements and the Directors' report are the responsibility of the Company's Board of Directors and President. Our responsibility is to express an opinion on these financial statements and other information according to the requirements of the Norwegian Act on Auditing and Auditors.

Basis of Opinion
We conducted our audit in accordance with the Norwegian Act on Auditing and Auditors and auditing standards and practices generally accepted in Norway. Those standards and practices require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant accounting estimates made by management, as well as evaluating the overall financial statement presentation. To the extent required by law and auditing standards and practices an audit also comprises a review of the management of the Company's financial affairs and its accounting and internal control systems. We believe that our audit provides a reasonable basis for our opinion.

Opinion
In our opinion,
    the financial statements have been prepared in accordance with law and regulations and present the financial position of the Company and of the Group as of 31 December 2002, and the results of its operations and its cash flows for the year then ended, in accordance with accounting standards, principles and practices generally accepted in Norway.

    the Company's management has fulfilled its obligation in respect of registration and documentation of accounting information as required by law and accounting standards, principles and practices generally accepted in Norway.
    the information in the Directors' reports concerning the financial statements, the going concern assumption, and the proposal for the appropriation of the profit is consistent with the financial statements and comply with the law and regulations.

Trondheim, 31 March 2003
KPMG AS

/s/ Hallvard Stromme

Hallvard Stromme
State Authorised Public Accountant

Note: This translation of the Norwegian statutory Audit Report has been prepared for information purposes only.



Fjord Seafood ASA                              2002 Group accounts

PROFIT AND LOSS ACCOUNT                       Amounts in NOK 1 000

                                        Note       2002        2001        2000

Sales revenues                           2/4  3 995 553   3 302 533   2 317 850
Other operating revenues                1/17    253 984      62 966      12 857

TOTAL OPERATING REVENUES                      4 249 536   3 365 499   2 330 707

Transportation costs, goods sold               -324 915    -294 555    -155 466

NET OPERATING REVENUES                        3 924 622   3 070 944   2 175 241

Change in inventory                            -158 154     125 111     149 098
Write-down of inventory                          78 652    -158 800           0
Cost of materials                            -2 400 570  -2 194 260  -1 757 649
Wages, salaries, and other
 personnel expenses                      6/7   -669 665    -520 211    -210 056
Other operating expenses                6/17   -619 718    -356 527     -73 552

OPERATING PROFIT BEFORE DEPRECIATION
AND WRITE-DOWNS                                 155 166     -33 742     283 082

Ordinary depreciation                      8   -209 406    -202 016     -79 908
Write-off of fixed assets                6/8    -91 083     -71 580           0

OPERATING PROFIT BEFORE GOODWILL
WRITE-OFFS AND WRITE-DOWNS                     -145 322    -307 338     203 174

Write-off of goodwill/badwill            6/8    -31 199     -42 452     -12 584
Amortization of goodwill/badwill         6/8     25 500    -300 530           0

OPERATING PROFIT (EBIT)                        -151 021    -650 320     190 590

Share of earnings in associated companies  9    -19 127      -8 799         236
Interest income                                   7 369      14 775      14 485
Other financial income                           58 805      15 603      14 937
Interest expenses                              -180 965    -210 965     -95 605
Other financial expenses                   6    -44 643     -14 820     -13 415

PRE-TAX PROFIT/LOSS                            -329 582    -854 527     111 227

Tax                                       13    137 304     111 372     -26 215

PROFIT FOR THE YEAR                            -192 278    -743 155      85 012

Minority interests                        11     -1 936         592         870

Earnings per share (in NOK)               19      -0.63       -7.04        1.49
Earnings per share - diluted (in NOK)     19      -0.63       -7.04        1.49


Fjord Seafood ASA                              2002 Group accounts

BALANCE SHEET
                                              Amounts in NOK 1 000


ASSETS                                  NOTE       2002        2001        2000

Licenses and rights                        8  1 288 620   1 542 580   1 288 335
Deferred tax benefit                      13    135 789      31 945       5 917
Goodwill                               1/6/8    971 694     459 175     615 236

Total intangible fixed assets                 2 396 103   2 033 700   1 909 488

Land, buildings and other real property    8    439 100     494 233     322 957
Plant and equipment                        8    435 469     570 391     459 311
Ships                                      8     20 659      31 195      31 231
Fixtures and fittings, furniture, tools,
 office equipment, etc.                    8     30 988      37 581      53 020

Total tangible fixed assets                     926 217   1 133 400     866 519

Investments in associated companies        9     65 404      87 870      66 808
Loans to associated companies and FDH
 joint venture                                    8 504       3 564         430
Investments in shares and holdings        10     35 661      26 558      16 038
Bonds/debentures and other receivables           28 074      24 976      10 923

Total financial fixed assets                    137 643     142 968      94 200

Total fixed assets                            3 459 963   3 310 067   2 870 207

Current assets

Inventory                                  5  1 121 864   1 211 159     949 093

Accounts receivable                             559 056     487 914     479 456
Other receivables                               117 039     174 678      67 782

Total receivables                               676 095     662 592     547 238

Bank deposits, cash, and cash
 equivalents                              16     77 222     168 520      60 506

Total current assets                          1 875 181   2 042 272   1 556 837

TOTAL ASSETS                                  5 335 144   5 352 339   4 427 044


Fjord Seafood ASA                              2002 Group accounts

BALANCE SHEET
                                              Amounts in NOK 1 000

EQUITY AND LIABILITIES                  Note       2002        2001        2000

Equity

Share capital                             11    427 404     201 642      70 229
Own shares                                11       -596        -596           0
Other equity                              11  1 682 098   1 484 268   1 197 307
Minority interests                        11        452       2 394       1 703

Total equity                                  2 109 358   1 687 708   1 269 239


Liabilities

Deferred tax                              13     26 831      74 668     151 233
Other provisions for liabilities         7/9      6 367      23 506       6 352

Total provisions for liabilities                 33 198      98 174     157 585


Debt to financial institutions      12/14/16  1 632 638   1 831 580   1 344 757
Other long-term liabilities       8/12/14/16    110 446     125 984      89 088

Total long-term liabilities                   1 743 084   1 957 564   1 433 845


Debt to financial institutions      14/15/16    794 333     965 568   1 050 592
Accounts payable                                375 013     409 095     328 585
Taxes payable                             13      9 295       9 982      14 317
Unpaid public fees and levies                    82 942      49 663      50 889
Dividend                                              0           0      21 069
Other short-term liabilities                    187 922     174 585     100 923

Total current liabilities                     1 449 505   1 608 894   1 566 375

Total liabilities                             3 225 787   3 664 632   3 157 806

TOTAL EQUITY AND LIABILITIES                  5 335 144   5 352 339   4 427 044


Fjord Seafood ASA                              2002 Group accounts

CASH FLOW STATEMENT
                                              Amounts in NOK 1 000

                                        NOTE       2002        2001        2000

Pre-tax profit/loss                            -329 582    -854 527     111 227
Tax paid for the period                   13     -7 927      -3 626     -29 202
Gains on demerger                          1   -200 044           0           0
Gain/loss on sale of fixed assets          8     -1 540      -4 207       1 934
Write-offs and depreciation of fixed
 assets                                    8    310 073     616 578      92 492
Changes in inventory and accounts
 receivable/payable                               4 360      15 506    -152 198
Profit adjustment upon applying equity
 method                                    9     19 127       8 799        -236
Change in other current accruals                 43 045     -53 385     -24 683

Net cash flow from operations                  -162 488    -274 862        -666


Proceeds from sale of fixed assets         8      7 182      22 850      15 162
Payment for purchases of fixed assets      8   -122 246    -320 849    -192 443
Payment for Pieters Group acquisition      1   -213 896           0           0
Proceeds from sale of shares/holdings
 in other companies                               6 023     125 321       4 200
Payment for shares/holdings in other
 companies                                10    -31 888    -216 442  -2 031 693

Net cash flow from investment activities       -354 825    -389 120  -2 204 774


Received on new debt                             31 353   1 044 839   1 406 517
Repayment of debt                               -80 235  -1 014 527    -279 596
Cash received from gains on hedging              34 398           0           0
Net change in bank overdraft facility           -90 000     128 411     398 608
Receipt of equity capital                 11    546 158     660 304     765 555
Dividends paid                                        0     -25 583     -38 278
Sale of own shares                        11          0           0      35 700
Purchase of own shares                    11          0     -19 320     -28 677

Net cash flow from financing activities         441 674     774 124   2 259 829

Exchange rate fluctuations, cash and
 cash equivalents                               -15 659      -2 128      -3 799

Net change in cash and cash equivalents         -91 298     108 014      50 590

Cash and cash equivalents as of 1 January       168 520      60 506       9 917

Cash and cash equivalents as of 31 December      77 222     168 520      60 506



Accounting principles

The Group accounts, which comprise the profit and loss accounts, balance sheets, cash flow statements, and notes for the parent company and the Group, have been prepared in accordance with the Norwegian Public Limited Liability Companies Act, the Norwegian Accounting Act, and generally accepted accounting principles in Norway as of 31 December 2002.

The Group accounts have been prepared based on the fundamental principles governing historical cost accounting, comparability, continued operations, congruence, and caution. Transactions are recorded to accounts at their value at the time of the transaction. Income is entered as it is earned and costs are booked against the related earned income. Applicable accounting principles are presented in detail below. In cases where actual figures are not available at the time of the closing of the accounts, generally accepted accounting principles require management to make the best possible estimates for the profit and loss account and balance sheet. Deviations may occur between estimates and actual figures.

For profit and loss items, balance sheet items, and cash flow, historical figures for the three most recent years are presented. Historical figures are not adjusted for subsequent acquisitions or other business changes. A separate note presents reworked, pro forma figures to facilitate comparison.

CONSOLIDATION PRINCIPLES

Consolidated companies

The Group's consolidated accounts comprise the accounts of companies in which the parent company or subsidiaries have a direct or indirect controlling influence. A controlling interest exists if a party directly or indirectly owns more than 50 percent of the voting capital in the controlled entity. Companies under temporary ownership are not consolidated. The Group accounts show the companies' financial position, profit from the year's activity, and cash flow; combined for the Group as a whole. Uniform accounting principles are applied to all companies in the Group. Newly acquired subsidiaries are included from the time a controlling interest is obtained. Divested subsidiaries are included in the consolidated accounts up to the point of divestiture.

For phased acquisitions of ownership interests, the value of the assets and liabilities at the time of establishment of the Group relationship, is used as the basis for consolidation. Subsequent purchases of share holdings in existing subsidiaries will not affect the valuation of assets and liabilities, with the exception of added value in the form of goodwill, which is analyzed for each acquisition.

Elimination of internal transactions

All significant transactions and balances between companies in the Group are eliminated.

Elimination of shareholdings in subsidiaries

Shareholdings in subsidiaries are eliminated in the Group accounts according to the acquisition method. The difference between the cost price of the net ownership interest and the recorded value of the net assets at the time of acquisition is analyzed and entered for the individual balance sheet items according to their actual value. Any further added value is capitalized as goodwill and amortized in the profit and loss account in accordance with underlying assumptions and expected economic life span. Similarly, any undervalue is recorded as badwill, and recorded to income in accordance with underlying assumptions. Goodwill and badwill are presented together in the balance sheet; postings to the profit and loss account are also presented together. Deferred tax provisions are made for the excess values, except for goodwill and licenses. The nominal tax rate is used when calculating deferred tax.

Translation of accounts of foreign subsidiaries

Profit and loss transactions in foreign subsidiaries are translated using the average exchange rate for the consolidation period. The balance sheet of a foreign subsidiary is translated at the exchange rate on the balance sheet date. Differences owing to profit and loss transactions being translated at the average exchange rate and balance sheet value translation at the exchange rate on the balance sheet date are booked against equity. The effect of changes in currency exchange rates on the previous year's balance sheet is also booked against equity. Changes in the value of loans in foreign currencies due to currency exchange rate changes are booked against equity if the loans are considered hedging of investments in foreign operations. The Group has entered into a currency swap to hedge investments in foreign operations. Gains or losses on these financial instruments are booked against the Group's equity for that part that relates to the hedging. Gains or losses resulting from the part of the hedging that exceeded investments in foreign operations are booked in the profit and loss account. Group subsidiaries in Chile use the US dollar as their functional currency.

Minority interests

Minority interests' shares of after-tax profit and shareholders' equity are shown as separate items in the profit and loss account and in the balance sheet.

Associated companies

Associated companies are defined as companies in which the Group has an ownership interest of 20-50 percent, where the investment is of a long-term, strategic nature, and where the Group can exercise significant influence. Associated companies are consolidated in the Group accounts according to the equity method. The Group's share of profit in an associated company is its proportionate amount of the after-tax profit of the associated company, less any depreciation of the surplus value (due to the cost of the ownership interest exceeding the acquired share of booked equity). In the profit and loss account, the share of profit in associated companies is shown under financial items. In the balance sheet, ownership interests in associated companies are entered under fixed assets.

Treatment of joint ventures

Joint ventures are defined as entities controlled by the Group and one or more other companies. Joint venture companies are treated according to the gross method in the consolidated accounts. The Group's share of profits in a joint venture is itemized in the profit and loss statement. In the balance sheet, proportionate ownership interests are shown accordingly. In the parent company's accounts, the cost method is used, i.e., the proportionate ownership is recorded at historical cost; profits from joint ventures are not reflected in the parent company's profit and loss account.

GENERAL ACCOUNTING PRINCIPLES

Valuation principles

Valuation of current assets and short-term liabilities is made at the lower/higher of acquisition cost or market value. Market value is defined as estimated future sales price less estimated sales costs.

Fixed assets are recorded at acquisition cost. Depreciable fixed assets are depreciated over the economic lifetime of the asset. Upon a change in value not deemed to be temporary, the affected fixed asset is written down to market value. Similar principles apply to liabilities.

In accordance with generally accepted accounting principles, there are some exceptions to the general valuation rules. These exceptions are commented on in the respective notes to the accounts. Financial realities, not simply legal formalities, are decisive for applying accounting principles and for the presentation of transactions and positions.

Contingent losses

Losses that are deemed likely to occur and that are quantifiable are charged to the profit and loss account.

Classification principles

Assets and liabilities associated with the regular business cycle and items due for payment within one year from the balance sheet date are classified as current assets or short-term liabilities. All other assets are classified as fixed assets. Other liabilities and provisions for long-term liabilities are classified as long-term.

ACCOUNTING PRINCIPLES FOR SIGNIFICANT ACCOUNTING ENTRIES

Income recognition

Income is entered at the time it is earned. Income is normally entered at the time of delivery for sales of goods and services.
Operating income is entered less VAT, rebates, bonuses, and other sales costs. Transportation costs associated with sales of fish from fish-farming activities are presented separately; they comprise shipping costs paid by customers. Transportation costs for processing activities are not presented separately, as they are included in the Group's production costs.

Cost recognition/matching

Costs are grouped and expensed at the same time as the income to which the costs relate. Costs that cannot be directly related to income are expensed as they are incurred. All costs related to restructured and discontinued activities are expensed at the time restructuring or discontinuance is decided upon.

Other operating revenues and extraordinary items
Other operating revenues represent revenues not flowing from regular Group operations. Items that are not related to regular business activities, that are non-recurring, and that are material, are classified as extraordinary.

Intangible assets

Intangible assets that are expected to generate future income, such as licenses and goodwill in subsidiaries, are capitalized and depreciated over their economic lifespans. Straight-line depreciation is applied over the asset's economic lifetime. Costs associated with research and development are expensed as incurred.

The value of licenses acquired by the company is capitalized. Licenses are treated as fixed assets not subject to depreciation or amortization.

Fixed assets

Fixed assets are entered in the balance sheet at acquisition cost less accumulated depreciation and write-downs. If the market value of the fixed asset is lower than its book value, and this is due to causes not considered temporary, the asset is written down to its market value. Costs associated with normal maintenance and repair are expensed on a current basis. Costs of major replacements and renewals that substantially extend the economic lifetime of production equipment and plant are capitalized. Business assets that are replaced are expensed. Business assets are considered fixed assets if the useful economic lifetime exceeds three years and the cost price exceeds NOK 15,000. Interest associated with facilities under construction is capitalized as part of the cost price. Business assets leased on terms that largely transfer rights and obligations to the Group (financial leasing) are capitalized as business assets and entered as liabilities under other long-term liabilities. Operating lease expenses are treated as regular leasing costs, and expensed as ordinary operating expenses.

Depreciation

Ordinary straight-line depreciation is applied over the economic lifetime of the asset, based on the asset's historical cost price. Similar principles are applied to intangible assets. Depreciation is recorded under ordinary operating expenses. Leasing costs are recorded in the balance sheet according to the leasing schedule, and the liability is reduced by the leasing fee paid, after deduction of estimated interest costs.

Treatment of subsidiaries in the parent company accounts
Subsidiaries are generally defined as companies in which Fjord Seafood ASA has a shareholding exceeding 50 percent, where the investment is of a long-term strategic nature, and where it has a controlling interest. Subsidiaries are treated in the accounts in accordance with the cost method.

Shares

Other shares are valued at the lower of average acquisition cost or market value. Shares that have suffered a permanent decline in value are written down to market value.

Inventory

Inventories comprise feed, packaging, roe, juveniles, smolt, fish in the sea, and slaughtered and processed fish.

Inventories of goods are valued at the lower of cost price or estimated net sales price.

The cost price of processed goods comprises direct material costs, direct personnel expenses, and a percentage of indirect processing costs; the cost price of purchased goods is the actual purchase price. Due to lengthy pro duction times, interest costs are included in the cost price for smolt and fish in the sea. Costs related to natural losses and overproduction are allocated to the saleable biomass.

Receivables

Receivables are entered at face value less expected losses.

Deferred tax and taxation costs

Deferred tax is calculated on the basis of temporary differences between accounting and taxation values at the close of the accounting year. Nominal taxation rates are used in the calculations. Positive and negative differences are offset against each other for the same time interval. Deferred tax benefits arise from temporary differences that give rise to future tax deductions. Taxes for the year comprise changes in deferred tax and deferred tax benefits for the year, along with taxes payable for profit and loss account transactions for the tax year, and adjustments for errors in previous years' calculations.

Foreign currencies

Accounts receivable and debt in foreign currencies are valued at the year-end exchange rate.

Accounts receivables associated with sales in foreign currencies in Norway are largely hedged by drawing on foreign currency accounts. Sales in foreign currencies are hedged by drawing on a corresponding amount in a liability account in the same currency. Sales of processed goods in foreign currencies from Denmark are to some extent hedged by forward exchange contracts. When hedged, receivables are valued according to their hedged exchange rates. Whether contracted sales should be hedged is continuously assessed. Forward exchange contracts entered into are treated as hedging future sales, and recorded in the profit and loss account at the time of the transaction. The Group also uses foreign currency exchange rate options as instruments to hedge future sales. The option premium is expensed to coincide with the timing of the contract it is intended to hedge. For other contracts not asso ciated with sales governed by agreements and in which speculation is the intent, unrealized gains and losses are recorded in the profit and loss account and balance sheet on a current basis.

Cash flow statement

The cash flow statement is prepared in accordance with the indirect method. Cash and cash equivalents comprise cash, bank deposits, and other short-term, liquid placements that can be converted immediately into known cash amounts with minimal exchange risk, and that have due dates under three months from their date of acquisition. Cash flow effects from merged or acquired companies are included as of the time the companies were integrated for accounting purposes.

NOTE 1 - CHANGE IN GROUP STRUCTURE

2002 ACCOUNTING YEAR

The joint venture Fjord Domstein Holding, which was owned 50/50 by Fjord Seafood ASA and Domstein ASA, was dissolved through a demerger, with accounting effect as of 1 July 2002. Prior to the demerger, Fjord Domstein Holding was the sole owner of the Pieters Group and the Enghav Group. Through the demerger, the Fjord Seafood Group acquired all shares in Pieters NV; Domstein acquired the Enghav Group. Fjord Seafood has treated the aforesaid transactions according to the principles applying to purchase acquisitions: Fjord Seafood has treated the transaction as a divestiture of its investment in Fjord Domstein Holding. The divestiture of its stake in Fjord Domstein Holding resulted in an accounting gain of TNOK 200,544, which has been entered in the profit and loss account. The take-over of Pieters is treated by Fjord Seafood as an acquisition; valuation figures are those used for the 1 July 2002 consolidation of Pieters in the Fjord Seafood Group.

Data regarding consolidation of Pieters:

Company              Transaction type    Payment,in Fjord           Group accounts       Goodwill recorded
                                         Seafood shares or cash     consolidation date   at acquisition
Pieters Holding AS   Demerger            Shares in Fjord Domstein   1July 2002           TEUR 99 166
                     Holding, worth
                                         TNOK 475 000
                                         TNOK 333 000 demerger debt

Goodwill recorded in the 2000 balance sheet at establishment
of joint venture, eliminated due to 2002 changes.                                        -TEUR 20 942

Net gain in goodwill in 2002                                                             =TEUR 78 224



2001 ACCOUNTING YEAR

In 2001, the following businesses were acquired and consolidated into the Group accounts:

Company                  Transaction type      Payment,in Fjord           Group accounts       Goodwill recorded
                                               Seafood shares or cash     consolidation date   at acquisition
Sogn Marine Farm AS      Share purchase (60%)  746 shares in              1 Jan. 2001          0
                                               Fjord Seafood ASA

ContiSea LLC Group       Share purchase (100%) 14 000 shares in           1 April 2001         TUSD 21 304
                                               Fjord Seafood ASA

Minnamurra Limited Group Share purchase (100%) TNOK 126 278               1 April 2001         0
                                               cash settlement

Windward Seafood LLC     Share purchase (100%) TNOK 12 314                1 July 2001          TUSD 1 306
                                               cash settlement

Acquisitions are recorded in the accounts at their market value at the time of the transaction. In cases of acquisitions for which no exact transaction time has been identified, profit for the period between the date of the agreement and the date on which the transaction was completed is recorded to equity in the balance sheet.

The joint venture Fjord Domstein Holding acquired the Enghav Group as of 31 December 2001. As part of this transaction, Fjord Seafood made a TNOK 245,359 cash contribution to the FDH joint venture.

NOTE 1 - CHANGE IN GROUP STRUCTURE, CONTINUED

2000 ACCOUNTING YEAR

In 2000, the following businesses were acquired and consolidated into the Group accounts:

Company                  Transaction type      Payment, in Fjord          Group accounts       Goodwill recorded
                                               Seafood shares or cash     consolidation date   at acquisition
Eurolaks Group           Merger and group      4 842 shares in            1 April 2000         TNOK 5 086
                         formation             Fjord Seafood ASA

Saga Lax Seafood AS      Share purchase (100%) 1 356  shares in           1 Jan. 2000          TNOK 6 401
                                               Fjord Seafood ASA

Broodstock activities    Group merger          1 802  shares in           1 April 2000         TNOK 6 887
of Gigante Havbruk                             Fjord Seafood ASA

Sisomar Group            Share purchase (100%) TNOK 343 125               1 July 2000          TNOK 33 240
                                               cash settlement

Brema Flatfisk AS        Share purchase (88%)  TNOK 500                   1 July 2000
                                               cash settlement

Fjord Seafood Chile      Share purchase (100%) TNOK 839 749               1 Oct. 2000          TUSD 27 864
(Temar) Group                                  cash settlement

Salmoamerica Group       Share purchase (100%) TNOK 484 267               1 Oct. 2000
                                               cash settlement

Merger with Domstein's aquaculture division

The merger with Domstein's aquaculture division was decided upon in February 2000. For accounting purposes, the merger is treated as a merger of equal parties, as it was impossible to identify an acquiring party. The merged businesses were consolidated in the Group accounts for the entire 2000 accounting year. As payment to Domstein ASA, 18,757,447 Fjord Seafood shares were issued, which corresponded to 40 percent of voting capital.

Establishment of the Fjord Domstein Holding joint venture

Fjord Seafood ASA and Domstein ASA established the joint venture Fjord Domstein Holding DA for the purpose of acquiring all Pieters Group shares. The joint venture has been consolidated in the Fjord Seafood Group accounts according to the gross method.

Company                  Transaction type      Payment, in Fjord          Group accounts       Goodwill recorded
                                               Seafood shares or cash     consolidation date   at acquisition
Pieters Group            Share purchase (50%)  TNOK 324 462               1 Nov. 2000          TEUR 22 846
                                               cash settlement

NOTE 2 - PRO FORMA PROFIT AND LOSS ACCOUNT    Amounts in NOK 1 000
To present an overview of historical earnings based on the Group's present constellation and size, pro forma profit and loss statements have been prepared for the three most recent years. The pro forma profit and loss figures must be assessed in conjunction with the principles applied in preparing pro forma accounts. Please note that greater uncertainty is associated with pro forma accounts than with historical accounting figures.


PRO FORMA PROFIT AND LOSS ACCOUNT                  2002        2001        2000

Operating revenues                            4 440 358   4 199 667   4 730 517
Operating expenses, excluding
 write-downs and depreciation
 of fixed assets                             -4 466 648  -4 175 196  -4 085 737

Operating profit/loss before
 write-downs and depreciation                   -26 290      24 471     644 780

Write-downs                                    -259 129    -302 775    -265 249
Depreciation                                    -65 583    -372 110           0

Operating profit/loss                          -351 002    -650 414     379 531

Net financial items                            -185 378    -237 198    -212 696

Pre-tax profit                                 -536 380    -887 613     166 834

Tax                                             133 515     103 460     -68 573

Profit for the year                            -402 865    -784 153      98 261

Earnings per share (in NOK)                       -0.94       -1.83        0.23



Principles applied in preparing the pro forma accounts

Figures have been prepared by treating the following transactions as if they were concluded on 1 January 2000:
- Acquisition of the Eurolaks Group
- Acquisition of the Sisomar Group
- Acquisition of the Salmones Tecmar Group
- Acquisition of the Salmoamerica Group
- Acquisition of the ContiSea Group
- Disposal of the joint venture Fjord Domstein Holding
- Acquisition of the Pieters Group

The acquisitions are recorded in the accounts at their market value at the time of acquisition in accordance with the principles applying to purchase acquisitions. The historical figures presented as totals have been adjusted for financing costs, changes in deferred tax, amortization of added value, and goodwill recorded at acquisition. The gain recorded upon the divestiture of Fjord Domstein Holding is not included in operating revenue figures. For loan-financed acquisitions, the Group's current interest rate is applied. The acquisitions of the Sisomar and Salmoamerica groups are treated as financed through equity capital. Historical profit and loss figures involving interest rate calculations are made at the current Group interest rate. Tax expenses are calculated using the taxation rates in the appropriate countries.


NOTE 3 - COMPANIES CONSOLIDATED IN THE GROUP ACCOUNTS

Company             Country/business address  Ownership  Share of voting rights

Parent company

Fjord Seafood ASA   Norway/Bronnoy

Subsidiary

Brema Flatfisk AS   Norway/Bremanger           100.0%     100.0%
Fjord Forsoksstasjon
 Helgeland AS       Norway/Alstadhaug           51.1%      51.1%
Fjord Seafood
 Norway AS          Norway/Bronnoy             100.0%     100.0%
Fjord Seafood
 Sales AS           Norway/Maloy               100.0%     100.0%
Pieters Holding
 AS  1)             Norway/Oslo                100.0%     100.0%
Sisomar AS          Norway/Sorfold             100.0%     100.0%
Pieters N.V. 1)     Belgium                    100.0%     100.0%
Pieters Visbedrijf
 N.V. 1)            Belgium                    100.0%     100.0%
Demaro N.V. 1)      Belgium                    100.0%     100.0%
Domstein CC 1)      Belgium                    100.0%     100.0%
Verberckmoes
 Visbedrijf N.V. 1) Belgium                    100.0%     100.0%
Heartland
 Enterprises Ltd.   British Virgin Islands     100.0%     100.0%
Salmoamerica Ltd.   British Virgin Islands     100.0%     100.0%
Cultivadora de
 Salmones Linao
 Ltda.              Chile                      100.0%     100.0%
Fjord Seafood
 Chile S.A.         Chile                      100.0%     100.0%
Salmones Americanos
 Ltda.              Chile                      100.0%     100.0%
Salmones Tecmar
 S.A.               Chile                      100.0%     100.0%
Salmones Lican
 Ltda.              Chile                      100.0%     100.0%
Fjord Seafood Sales
 Denmark A/S        Denmark                    100.0%     100.0%
Six Holding SA 1)   France                     100.0%     100.0%
Sinafler SCI 1)     France                     100.0%     100.0%
LMB SA 1)           France                     100.0%     100.0%
Appeti Marine SA 1) France                     100.0%     100.0%
Rolmer SA 1)        France                     100.0%     100.0%
CC SCI 1)           France                     100.0%     100.0%
Belisco Ehf 1)      Iceland                    100.0%     100.0%
Bresken B.V. 1)     Netherlands                100.0%     100.0%
Gebr Sterk Holding
 B.V. 1)            Netherlands                100.0%     100.0%
Gebr Sterk Beheer
 B.V. 1)            Netherlands                100.0%     100.0%
Sterk Specials
 B.V. 1)            Netherlands                100.0%     100.0%
Gebr Sterk B.V. 1)  Netherlands                100.0%     100.0%
Diepvries
 Monninckendam
 B.V. 1)            Netherlands                100.0%     100.0%
Ditto B.V. 1)       Netherlands                100.0%     100.0%
Aquamerica
 International
 Holding S.A.       Panama                     100.0%     100.0%
Panamerica
 International
 Holding S.A.       Panama                     100.0%     100.0%
Salmoamerica Corp.  Panama                     100.0%     100.0%
Minnamurra Ltd.     Scotland                   100.0%     100.0%
Tobson Fish Farm
 Company Ltd.       Scotland                   100.0%     100.0%
Western Isles
 Seafood Company
 Ltd.               Scotland                   100.0%     100.0%
Sterk UK Ltd. 1)    Scotland                   100.0%     100.0%
Pieters UK Ltd. 1)  Scotland                   100.0%     100.0%
Wisco Processing
 Ltd. 1)            Scotland                   100.0%     100.0%
Alimer 1)           Switzerland                100.0%     100.0%
Covedis 1)          Switzerland                100.0%     100.0%
Atlantic Salmon
 of Maine LLC       USA                        100.0%     100.0%


Company             Country/business address  Ownership  Share of voting rights

Ducktrap River
 Fish Farm LLC      USA                        100.0%     100.0%
Fjord Seafood
 USA LLC            USA                        100.0%     100.0%
Island Aquaculture
 Company LLC        USA                        100.0%     100.0%
Treats Islands
 Fisheries Inc      USA                        100.0%     100.0%
Windward Seafood
 LLC                USA                        100.0%     100.0%

1) Consolidated in the Group as of 1 July 2002, upon Pieters Group acquisition.



NOTE 4 - BUSINESS SEGMENT REPORTING           Amounts in NOK 1 000

Fjord Seafood is organized into two divisions: Farming and Value-Added Products (VAP). The Farming division comprises the Group's aquaculture activities, and its slaughterhouses and processing activities in the USA and Norway. The VAP division comprises the Pieters Group, which is active in value-added processing and sale of fish products. In 2001 and the first half of 2002, the joint venture, Fjord Domstein Holding, was also part of the VAP business area.

Farming                                       2002                                       2001
KEY FIGURES             Norway  Scotland      USA     Chile    Elimina-    Farming    Farming
                                                                  tions      total      total
Sales revenues,
non-Group customers  1 289 018     1 750   651 938   411 962          0  2 354 668  2 482 697

Sales revenues,
Group customers      1 168 321   112 222     1 382   179 241  1 226 131    235 035    206 947

Total sales revenues 2 457 339   113 973   653 320   591 203  1 226 131  2 589 703  2 689 644

Write-offs and
 depreciation         -151 883   -34 014   -26 757   -51 009          0   -263 663   -254 536
Write-offs and
 amortization
 of goodwill           -35 624      -398    -2 395    -7 934          0    -46 351   -331 533
Other operating
 expenses           -2 480 280  -110 867  -641 920  -593 878 -1 226 131 -2 600 814 -2 766 466

Operating
 profit/loss          -210 448   -31 307   -17 753   -61 618          0   -321 126   -662 892

Assets               1 962 007   179 229   486 373 1 164 240    143 826  3 648 022  4 275 477
Liabilities         -1 467 287  -114 706  -328 522  -664 452   -145 226 -2 429 741 -2 777 256

Investments during
 the year               38 440     3 526    20 357    12 034                74 357    245 068

Number of employees
 as of 31 Dec.             578        50       279     1 473                 2 380      2 564


SALES REVENUES BY CUSTOMER'S LOCATION        2002       2001

Japan                                     206 970    253 082
China                                      21 191     71 003
Rest of Asia                              145 180     55 857
EU                                        671 410  1 000 476
Rest of Europe                            293 312    317 196
USA                                       851 328    713 161
Rest of North America                       4 927     11 791
South America                             102 798     37 058
Russia                                     24 657          0
Other regions                              32 897     23 074

Total Farming sales revenues,
 non-Group customers                    2 354 668  2 482 697


Value Added Products (VAP)

In the first half of 2002, the Group owned 50 percent of the joint venture, Fjord Domstein Holding, in which the Pieters Group comprised the bulk of business activities. As of 1 July 2002, the joint venture was dissolved; Fjord Seafood acquired the Pieters Group held by the joint venture, and the Pieters Group became a wholly owned Fjord Seafood subsidiary and was consolidated in the Group accounts as of that date. The presentation below shows how the total figures for the VAP business area are arrived at, and also provides further information about the Pieters Group for the full year, as a basis for evaluating the business area. See Note 1 for further details.


KEY FIGURES           FDH joint venture  Pieters Group                VAP total
                           1Q & 2Q 2002   3Q & 4Q 2002  Eliminations       2002

Sales revenues,
 non-Group customers            573 016        996 830             0  1 569 847
Sales revenues,
 Group customers                  1 439          6 159         1 764      9 362

Total sales revenues            574 455      1 002 989         1 764  1 579 208

Write-offs and
 depreciation                   -11 442        -23 555             0    -34 997
Write-offs and
 amortization of
 goodwill                        -2 264         42 416            11     40 162
Other operating
 expenses                      -546 442       -988 866        -1 786 -1 537 094

Operating profit/loss            14 307         32 983           -12     47 279

Assets                                       1 634 821                1 634 821
Liabilities                                 -1 165 346               -1 165 346

Investments during
 the year                        17 658         45 511                   63 169
Number of employees
 as of 31 Dec.                                   1 284                    1 284


Pieters - 100%                                           2002                                             2001
KEY FIGURES        Netherlands     Switzer-     France         UK   Belgium    Others/      Pieters    Pieters
                                       land                                    elimin.         100%      100%*
Sales revenues,
non-Group customers    448 640      126 787    274 158     58 348  1 048 435         0    1 956 368  1 675 071
Sales revenues,
Group customers              0            0          0      5 799      3 238         0        9 037      7 599

Total sales revenues   448 640      126 787    274 158     64 147  1 051 673         0    1 965 404  1 682 670

Write-offs and
 depreciation          -11 240       -2 032     -4 983     -2 462    -14 156    -9 097      -43 968    -33 744
Write-offs and
 amortization of
 goodwill               78 167       -1 126       -199          0     -7 817   -19 430       49 594     -2 211
Other operating
 expenses             -483 645     -119 627   -262 977    -71 642   -975 244     9 141   -1 903 994 -1 556 365

Operating profit/loss   31 922        4 002      5 999     -9 958     54 456   -19 385       67 036     90 350

Assets                 150 398       40 645    109 157     44 720    558 638   731 262    1 634 821    899 224
Liabilities           -119 729      -20 215    -79 368    -23 538   -344 309  -578 188   -1 165 346   -598 747

Investments during
 the year                7 463        3 022     18 831        168     39 853         0       69 337    169 084

Number of employees
as of 31 Dec.              357           39        310        161        417         0        1 284      1 348

* 2001 figures are historical accounting figures for the Pieters Group. No adjustments have been made to reflect subsequent changes in ownership, associated goodwill, or other changes.


SALES REVENUES BY CUSTOMER'S LOCATION (Pieters 100%)          2002       2001

Japan                                                        1 412      2 852
Rest of Asia                                                 7 643      7 246
EU                                                       1 786 028  1 650 493
Rest of Europe                                             139 350      6 113
USA                                                         14 866      6 820
Rest of North America                                          695        381
Russia                                                       3 194          0
Other regions                                                3 181      1 165

Total Pieters Group sales revenues, non-Group
 customers                                               1 956 368  1 675 071


Group figures - by business area          2002                            2001

KEY FIGURES              Farming        VAP  Elim./ASA      Group        Group

Sales revenues,
 non-Group customers  2 354 668  1 569 847      71 038  3 995 553    3 302 533
Sales revenues,
 Group customers        235 035      9 362    -244 396          0            0

Total sales revenues  2 589 703  1 579 208    -173 359  3 995 553    3 302 533

Write-offs and
 depreciation          -263 663    -34 997        -988   -299 648     -273 596
Write-offs and
 amortization of
 goodwill               -46 351     40 162        -350     -6 539     -342 982
Other operating
 expenses            -2 600 814 -1 537 094     297 522 -3 840 387   -3 336 275

Operating profit/loss  -321 126     47 279     122 825   -151 021     -650 320

Assets                3 648 022  1 634 821      52 302  5 335 145    5 352 339
Liabilities          -2 429 741 -1 165 346     376 551 -3 218 536   -3 664 631

Investments during
 the year                74 357     63 169     -15 279    122 246    2  45 068

Number of employees
 as of 31 December        2 380      1 284          20      3 684        3 928


GROUP SALES REVENUES BY CUSTOMER'S LOCATION  2002                          2001

                         Farming        VAP   To FDH joint      Group     Group
                                                  venture,
                                                 not elim.
Japan                    206 970       824                    207 794   253 082
China                     21 191         0                     21 191    71 002
Rest of Asia             145 180     5 950                    151 130    55 857
EU                       671 410 1 348 492                  2 019 902 1 820 312
Rest of Europe           293 312   199 333          71 038    563 682   317 196
USA                      851 328     9 910                    861 238   713 161
Rest of North America      4 927       514                      5 441    11 791
South America            102 798         0                    102 798    37 058
Russia                    24 657     1 643                     26 299         0
Other regions             32 897     3 181                     36 077    23 074

Total Group sales
 revenues, non-Group
 customers             2 354 668 1 569 847          71 038  3 995 553 3 302 533


NOTE 4 - BUSINESS SEGMENT REPORTING, CONTINUED

GROUP SALES REVENUES BY CUSTOMER'S LOCATION

Japan 5.2%
China 0.5%
Rest of Asia 3.8%
EU 50.6%
Rest of Europe 14.1%
USA 21.6%
Rest of North America 0.1%
South America 2.6%
Russia 0.7%
Other regions 0.9%


NOTE 5 - INVENTORY                                      Amounts in NOK 1 000

INVENTORY                                  2002       2001

Raw materials 1)                         75 515     47 958
Goods in progress 2)                    787 854    883 998
Finished goods 3)                       258 494    129 463

Total inventory                       1 121 864  1 061 418

Inventory, joint venture                      0    149 741

Total inventory, Group balance sheet  1 121 864  1 211 159

Total inventory write-downs              46 068    158 800

1) Includes feed, roe, and packaging.
2) Goods in progress comprise smolt and fish in the sea.
3) The increase is primarily due to the Pieters Group becoming wholly owned in 2002.
Pieters was part of the Fjord Domstein Holding joint venture in 2001.


CHANGE IN METHOD OF CALCULATING PRODUCTION EXPENSES

Activities in Scotland have changed the principles applied in calculating full production costs for fish in the sea. This change resulted in a TNOK 14,121 reduction in the 2002 opening balance.

SUPERCHILL IN THE USA

The east coast of the United States was hit with Superchill conditions in January and February 2003, when sea temperatures fell below freezing. Superchill conditions led to significant losses of fish for Fjord Seafood and for other aquaculture businesses in the area. Such losses are covered by insurance; the unreimbursed deductible amount for Superchill losses has been recorded in the 2002 accounts.


NOTE 6-RESTRUCTURING COSTS AND OTHER NON-RECURRING ITEMS   Amounts in NOK 1 000

In 2002, the Group made significant changes to its organization, changes which affected the Farming business area in particular. The changes included closing down production facilities in Chile and Norway, with the associated write-downs of operating assets and goodwill; layoffs and staff cutbacks were made. Also, VAP activities in the UK and the Netherlands were closed. The Group also incurred significant costs associated with its efforts to secure new long-term financing. The demerger of Fjord Domstein Holding resulted in significant accounting gains.

RESTRUCTURING/WRITE-DOWNS/NON-RECURRING COSTS                   2002

Allocations associated with reorganization of activities
 in Chile (Farming)                                          -10 519
Other allocations related to personnel expenses               -2 566

Total restructuring/non-recurring costs recorded under
 personnel expenses                                          -13 085

Allocations for costs of eliminating activities in the
 UK/Netherlands (VAP)                                        -24 402
Restructuring costs and non-recurring costs in Norway        -36 730
Other costs                                                   -6 284

Total restructuring/non-recurring costs recorded under
 other operating expenses                                    -67 416

Write-downs of operating assets, Norway (Farming)            -43 555
Write-downs of operating assets, Scotland (Farming)          -25 000
Write-downs, operating assets, UK/Netherlands (VAP)           -8 146
Other write-downs, operating assets                          -14 382

Total restructuring/non-recurring costs recorded under
 write-downs of operating assets                             -91 083

Amortization of goodwill, Norway (Farming)                   -29 000

Total restructuring/non-recurring costs recorded under
 amortization of goodwill                                    -29 000

Costs associated with new financing                          -34 691
Other non-recurring costs, financing                          -7 306

Total restructuring/non-recurring costs recorded under
 financing expenses                                          -41 997

Total restructuring and non-recurring costs                 -242 581


RECORDED TO INCOME

Reversal of negative goodwill UK/Netherlands (VAP),
 recorded under amortization of goodwill/badwill              54 500

Gain on demerger of joint venture, recorded under other
 operating revenues                                          200 044


NOTE 7 - PERSONNEL EXPENSES                        Amounts in NOK 1 000

NUMBER OF EMPLOYEES, AVERAGE                        2002      2001

Total number of employees, average                 3 824     3 928
At year-end 2002, the Group had 3,684 employees


BREAKDOWN OF PERSONNEL EXPENSES           2002      2001      2000

Wages and salaries                     477 183   344 042   170 485
Social security contributions           47 373    23 473    10 007
Pension expenses                         8 198     3 802     3 165
Other benefits                          32 375    17 141     5 507

Personnel expenses                     565 129   388 457   189 164

Personnel expenses, FDH joint venture
 (first six months of 2002)            104 537   131 754    20 893

Total personnel expenses               669 665   520 211   210 056


PENSION PLANS

Defined benefit plans

The Fjord Seafood Group has an early retirement plan (AFP) that covers the equivalent of 357 full-time employees. The plan is a defined benefit plan which provides employees with the right to defined future pension benefits. Early retirement plans are financed by operations.

At year-end 2002, pension liabilities associated with early retirement plans were estimated at and recorded as TNOK 700. Estimates on the percentage of employees who will make use of the plans through voluntary resignation is a key factor in estimating pension liabilities. Estimates vary within units and among regions in Norway.

Contribution plans

Those employees in Norwegian Group companies whose salaries exceed nine times the Norwegian social security base amount are included in a group annuity plan that offers investment alternatives. Under Norwegian accounting standards for pension obligations, this plan is considered a contribution plan, and the costs related to the plan, are expensed when they occur. At year-end 2002, the plan covered 28 employees.


STOCK OPTION PLANS FOR MANAGEMENT AND KEY PERSONNEL

The Group has a stock option plan for management and key personnel. The plan runs for three years. Each participant has been assigned a fixed number of shares, of which one third is earned per year. Upon establishment of the option program in 2002, a total of 13,571,302 options were included in the program. The exercise price is NOK 3 per share.


Group management options   Position           Share options       Share options
pursuant to this plan:                             assigned      earned in 2002

Paul Birger Torgnes        President and CEO        700 000             233 333
Sverre Haerem              EVP and CFO              525 000             175 000
Oyvind Fylling Jensen      EVP and COO Farming      525 000             175 000
Frank Tierenteyn           EVP and COO VAP          525 000                   0
Charlotte Hartvigsen Lem   EVP Communications       525 000             175 000

In addition, the Group has an option plan established in 2000 that included board members and several key employees. The exercise price under this option plan is NOK 52 per share. Board members and management have resigned the right to options under this plan; however it is maintained for other key personnel. The option plan expires in 2003.


REMUNERATION TO BOARD MEMBERS AND MANAGEMENT    President and CEO   Board of Directors
Salaries                                        1 850                   0
Contributions to pension plans                     72                   0
Other remunerations                                 0               1 104

President and CEO

For the 2002 accounting year, Fjord Seafood's President and CEO had a bonus program with a ceiling of TNOK 400. The bonus is awarded according to profit performance; no bonus has been or will be paid for 2002.

If the services of the President and CEO are terminated by the company, he is entitled to receive salary during the termination period, in addition to one year's salary. Payment is conditioned on the President and CEO agreeing to leave his position as of the determined date, and on the President and CEO not filing any claims against the company. If the President and CEO terminates his employment or if the company should merge with one or more companies, he may be entitled to the aforementioned post-separation salary under certain conditions. In addition, the President and CEO is subject to a waiting clause that, if invoked by the company, entitles him to one year's salary.

The President and CEO has a loan from the company of TNOK 57. The loan is paid down by TNOK 57 annually; the interest rate is 6% per annum.
Satisfactory security has been posted for the loan.

Other Group management

Members of the Group's management team have individual agreements with the company that regulate salaries, bonuses, payment upon termination of employment, and option plans. All bonus plans are performance dependent; no bonuses were paid or will be paid for 2002. No agreement for payment upon termination of employment entitles beneficiaries to more than two year's salary, above and beyond salary during the termination period.

LOANS TO EMPLOYEES

Loans to employees totaled TNOK 1,308; loans to employees in the Group's Norwegian companies constituted TNOK 1,065 of this amount.

AUDITORS' FEES               KPMG             KPMG     KPMG   Other appointed
                           Norway   Outside Norway    Total          auditors

Regular auditing services*  4 423            3 335    7 759             2 009
Other services              6 943            1 400    8 343               734
Total fees                 11 366            4 735   16 101             2 743

* Regular auditing fees comprise:

- All services that pursuant to law and generally accepted accounting practices are required to be performed by auditors to provide their audit reports to the consolidated Group accounts, the annual accounts, and the
accounts of all consolidated subsidiaries.   This includes all extra work
and consultancy associated with the presentation of the accounts as required by law.

- Signature on trading statement, annual reports for employer's social security contributions; see Auditor's verification of taxes and public fees.

- Agreed-to control actions as requested by company management or by injunction from shareholders' meetings.

- Limited auditing of accounts.

- Services related to certifications or confirmations by the company's auditor as required by law and regulations.

- Services associated with other confirmations or attestations made by the appointed auditor.


NOTE 8 - TANGIBLE AND INTANGIBLE FIXED ASSETS              Amounts in NOK 1 000

OPERATING ASSETS AND  Land, build-   Plant and         Ships,       Fixtures    Goodwill     Licenses    Invest-   Total
DEPRECIATION              ings and   equipment     rigs, etc.       and fit-                      and       ment
                        other real                               tings, fur-                   rights     grants
                          property                              niture, etc.
Acquisition costs as
 of 1 January         400 733         672 656       37 887        42 743         605 726    1 582 280  -13 606   3 328 419
Reclassifications     -38 986           4 783       -1 916        -3 961          12 295       -5 206      152     -32 839
Additions through
 mergers              211 745         297 935            0        58 909         749 451        9 876   -8 886   1 319 031
Additions, purchased
 operating assets      27 693          59 371        1 328        12 280          17 330        3 917      327     122 246
Disposals              -4 711         -46 106       -3 448        -9 001               0            0        0     -63 267

Acquisition cost as
 of 31 December       596 472         988 639       33 851       100 970       1 384 803    1 590 868  -22 013   4 673 590

Accumulated ordinary
 depreciation as of
 1 Jan  .              -3 587        -136 948       -6 643       -17 876         -47 625       -2 728    5 936    -209 471
Reclassifications      21 203          15 125          524         3 228         -10 432        3 191        0      32 839
Additions through
 mergers              -72 225        -237 692            0       -44 671         -10 586       -6 445    2 174    -369 445
Ordinary depreciation
 for the year         -29 875        -148 045       -6 713       -13 154         -28 935       -2 368    2 192    -226 899
Accumulated
 depreciation,
 disposals              1 736          32 474        2 553         6 155               0            0        0      42 919

Accumulated
 depreciation as
 of 31 Dec.           -82 747        -475 086      -10 279       -66 319         -97 578       -8 350   10 302    -730 057

Accumulated
 depreciation as
 of 1 Jan.             -2 288          -9 219          -49           -24        -300 530      -60 000        0    -372 110
Depreciation/reversals
 for the year         -38 159         -30 640            0             0          25 500      -22 283        0     -65 583

Accumulated
 depreciation as
 of 31 Dec.           -40 447         -39 859          -49           -24        -275 030      -82 283        0    -437 693

Foreign currency
 adjustments          -34 178         -38 224       -2 864        -3 639         -40 500     -211 615      489    -330 531

Book value as of
 31 December          439 100         435 469       20 659        30 988         971 694    1 288 620  -11 221   3 175 309

Economic lifetime     Up to 20 years 3-10 years    7 years       3-10 years    5-20 years    Perpetual/  3-15 years
Depreciation schedule Straight-line  Straight-line Straight-line Straight-line Straight-line 10 years    Straight-line

OF WHICH, LEASING RECORDED  Land, build-   Plant and          Ships,      Fixtures        Total
IN THE BALANCE SHEET            ings and   equipment      rigs, etc.      and fit-
IS SHOWN BELOW                other real                               tings, fur-
                                property                              niture, etc.
Acquisition costs as
 of 1 Jan.                      0          164 162         675            363            165 200
Reclassifications            -335                0           0              0               -335
Additions through mergers   4 988                0           0              0              4 988
Additions, purchased
 operating assets              82           15 201         152              0             15 436
Disposals                       0             -433           0              0               -433

Acquisition cost as of
 31 Dec.                    4 735          178 931         827            363            184 856

Accumulated ordinary
 depreciation as of 1 Jan       0          -40 101        -535           -210            -40 846
Additions through mergers  -2 153                0           0              0             -2 153
Ordinary depreciation for
 the year                    -160          -25 729         -73            -31            -25 994
Accumulated depreciation,
 disposals                      0           33 120           0              0                 33

Accumulated depreciation
 as of 31 Dec.             -2 313          -65 797        -608           -241            -68 960

Foreign currency
 adjustments                  -55           -6 860         -18            -25             -6 958

Book value as of
 31 December                2 367          106 274         201             97            108 938

Economic lifetime          Up to 20 years  3-10 years     7 years        3-10 years
Depreciation schedule      Straight-line   Straight-line  Straight-line  Straight-line

DEPRECIATION FOR THE YEAR RECORDED IN THE ACCOUNTS        2002      2001

Depreciation of operating assets of joint venture       11 442   -18 645
Depreciation of operating assets                      -197 964  -183 371

Total, ordinary depreciation of operating assets      -209 406  -202 016

Amortization of goodwill, joint venture                 -2 264   -10 098
Amortization of goodwill                               -45 235   -32 354
Reversal of badwill                                     16 300        0

Total amortization of goodwill/badwill                 -31 199   -42 452

Depreciation for the year recorded in Group accounts  -240 605  -244 468


ANNUAL LEASING COSTS OF OPERATING ASSETS
NOT RECORDED IN THE BALANCE SHEET                      2002

Office premises                                       7 579
Machines, furniture and fittings, equipment, etc.    16 249
Vehicles                                              1 421

The above-mentioned assets are not recorded in the balance sheet because their leasing agreements do not meet the criteria for classification as financial leasing, in accordance with generally accepted accounting principles.

LICENSES

The value of the company's acquired licenses is capitalized. Most of the licenses are treated as perpetual; they are not depreciated. Other rights are depreciated over their estimated economic lifetime. Of the Group's book value for licenses, TNOK 188,582 is associated with licenses subject to award in Chile; these licenses had not been formally awarded by year-end.

INVESTMENT GRANTS

The Group has received investment grants. These grants are conditioned upon the investments for which they were given not being sold before a specified date. The grants are recorded in the balance sheet as other long-term liabilities; they are recorded to income in annual amounts that correspond to the depreciation that applies to the operating assets in question.


NOTE 9 - ASSOCIATED COMPANIES

Associated companies are companies in which the Group has a significant ownership interest, ranging from 20-50 percent and over which the Group is able to exercise significant influence. Associated companies are recorded in the Group accounts according to the equity method.

COMPANY                                  Bylgja HF   NFBP EHF    NEW         Somna          Byrknes
                                                                 DHC, Inc    Laks AS        Fiskemottak AS
FORMAL DETAILS

Acquisition date                         1 July 2002 1 July 2002 1 May 2001  15 Sept. 2002  1 Jan. 2000
Business address                         Iceland     Iceland     Maine, USA  Somna          Maloy
Ownership (in %)                         25.0%        25.0%      24.5%       40.0%          37.0%
Share of voting
 rights (in %)                           25.0%        25.0%      24.5%       40.0%          37.0%

DETAILS RELATED TO ACQUISITION

Acquisition cost                                      1 244      1           400            2 410
Equity recorded in balance
 sheet at
the time of acquisition                   112            40      1           400               49
Added/under value                        -279        -2 599                                 2 361
Of which:
Licenses                                                                                    2 355
Goodwill                                  167         3 882

DETAILS RELATED TO THE YEAR'S FIGURES
Opening balance as of 1 January                                                             2 712
+/- Foreign currency adjustments of
 balance sheet items recorded to equity
+ Additions through mergers/acquisitions  337        -3 290      1           400
- Disposals by sales

Profit items for the year
+/- Share of profit for the year          18            479
+/- Share of profit for the year of joint
venture (first six months of year)       -22           -577
+/- Added/under value recorded in profit
and loss account (excl. goodwill)
- Goodwill written off/amortized
+/- Dilution effect on profit

Total Profit                              -4            -98

+/- Foreign currency adjustments, profit   1             19
+/- Other adjustments
+/- Receipt/payment of equity capital in
    the period                            29           -256

Net value, associated companies 2002     363         -3 625      1           400            2 712
Book value of investments in associated
 company                                 363                     1           400            2 712
Book value included in other liabilities             -3 625


COMPANY                             Fjord     Flatanger       Salmones  Vest Bronnbat-          Asen             Total for
                                 Marin AS  Settefisk AS Llanquihue S.A.     Service AS  Settefisk AS  Gentec S.A.    Group
FORMAL DETAILS

                                 30 June-     1 Jan.-                                     1 Jan.-
Acquisition date              1 Oct. 2000 1 Oct. 1997    1 Oct. 2000  1 Jan. 2000     1 Oct. 1997     1 Oct. 2000
Business address                Leirfjord        Asen   Puerto Varas        Maloy            Asen    Puerto Varas
Ownership (in %)                    34.8%       30.1%          25.0%        50.0%           30.3%           22.5%
Share of voting
 rights (in %)                      34.8%       30.1%          25.0%        50.0%           30.3%           22.5%

DETAILS RELATED TO ACQUISITION
Acquisition cost                   77 672       3 619          1 125           50           6 042             960    93 522
Equity recorded in balance
sheet at
the time of acquisition            77 672         968          1 125           49           2 608             960    83 984
Added/under value                               2 650                           1           3 434                     5 569
Of which:
Licenses                                                                                                              2 355
Goodwill                                          668                           1             274                     4 993

DETAILS RELATED TO THE YEAR'S
 FIGURES
Opening balance as of 1
January                            64 697       2 080          5 733           51           6 727           5 431    87 431
+/- Foreign currency
adjustments of balance
sheet items recorded to
equity                                                        -1 302                                       -1 233    -2 535
+ Additions through mergers/
acquisitions                                                                                                         -2 551
- Disposals by sales                                                          -51                                       -51
Profit items for the year
+/- Share of profit for the
year                              -13 131        -133           -243                          557          -2 202   -14 655
+/- Share of profit for the
year of joint
venture (first six months
of year)                                                                                                               -599
+/- Added/under value
recorded in profit
and loss account (excl.
goodwill)                                         -48         -2 578                         -100          -1 323    -4 049
- Goodwill written off/
amortized                                        -130                                         -51                      -181
+/- Dilution effect on
profit                                357                                                                               357

Total profit                      -12 774        -312         -2 821                          406          -3 525   -19 127

+/- Foreign currency
adjustments, profit                                              360                                          142       521
+/- Other adjustments                -359                                                     161                      -198
+/- Receipt/payment of
equity capital in period           -1 485                                                                            -1 712

Net value, associated
companies 2002                     50 079       1 768          1 971                        7 293             815    61 779
Book value of investments
in associated company              50 079       1 768          1 971            0           7 293             815    65 404
Book value included in
other liabilities                                                                                                    -3 625

Until 1 July 2002, the Group owned 50 percent of the joint venture Fjord Domstein Holding AS. The other controlling owner was Domstein ASA. The joint venture was dissolved effective 1 July 2002, and its holdings distributed to its former owners in the settlement. Fjord Seafood ASA, through the newly established Pieters Holding AS subsidiary, acquired 100 percent of Pieters N.V. and its associated subsidiaries. For more information, see Note on acquisitions, Note 1, and specification of key figures for the Group, Note 4.


NOTE 10 - SHARES AND HOLDINGS IN OTHER COMPANIES      Amounts in NOK 1 000

                           Number of    Ownership  Acquisition   Book value
                              shares       (in %)         cost

Aqua Gen AS                  292 668        11.1%       20 391       20 391
Stoknfiskur               10 633 341        10.0%        5 969        5 969
Seloy Sjofarm AS                  70        35.0%*       4 614        4 614
Aquarius AS                   11 428         3.1%        1 143        1 143
Nova Sea AS                      100         1.3%        1 000        1 000
Norway R. Salmon AS               35         2.0%          525          525
Lovund Invest AS                 500         9.1%          500          500
Sognefjord Marinefarm AS         404        40.0%*         404          404
Nordkapp Sjofarm                 200         3.3%          200          200
Sakorn Invest Nord AS            500         2.1%          200          200
Miljovarme AS                    190        19.0%          190          190
Norsal AS                        300         2.0%          150          150
Inmobiliaria Archipielago S.A.    20         1.0%          129          129
Other shares                                               246          246

Total book value, shares and holdings                   35 661       35 661

* Fjord Seafood does not have significant influence over these companies, consequently, they are not treated in the Group accounts according to the equity method.


NOTE 11 - EQUITY AND SHAREHOLDER INFORMATION

CHANGES IN EQUITY   Share capital Own shares       Other       Fund for  Minority       Total
                                                  equity      valuation  interests
                                                            differences
Equity as of 31
 December 2001            201 642       -596   1 489 083         -4 815      2 394  1 687 708
Change in equity for
 the year:

Capital expansions/
 mergers                  225 762                450 815                              676 577
Profit for the year                             -190 342                    -1 936   -192 278
Other items recorded
 to equity                                        -1 640                               -1 640
Tax on items recorded
 directly to equity                                7 323                                7 323
Foreign currency
 adjustments                                                    -68 330               -68 330
Minority interests,
 additions/eliminations                                6                        -6

Equity as of 31
 December 2002            427 404       -596   1 755 245        -73 146        452  2 109 358


OWN SHARES

Fjord Seafood acquires its own shares to use them as remuneration at acquisitions and mergers of businesses and to issue to its employees. Acquisitions and disposals of own shares are completed at the stock exchange price of the shares at the time an agreement for acquisition or disposal is entered into. Pursuant to section 5.5 of Norway's accounting act on convertible financial assets, the average acquisition price is used in calculating any accounting gains. Any gains on sale of own shares are included in other paid-in equity. Fjord Seafood ASA did not sell any own shares in 2002.

In 2001, Fjord Seafood ASA bought 596,400 own shares in the market at a total price of TNOK 19,320, which is equal to the number of shares held as of 31 December 2002. Own shares are recorded at face value and charged against paid-in equity. Other payments related to the acquisition of own shares are recorded as a deduction in earned equity.


NOTE 11 - EQUITY AND SHAREHOLDER INFORMATION, CONTINUED

THE TWENTY LARGEST FJORD SEAFOOD ASA    No. of shares   Ownership      Share of
SHAREHOLDERS AS OF 31 DECEMBER 2002        held            (in %) voting rights

Seaboard Corporation                      88 398 881       20.7%         20.7%
Domstein ASA                              53 418 164       12.5%         12.5%
Enghav Holding AS*                        35 000 000        8.2%          8.2%
SND Invest AS                             34 551 242        8.1%          8.1%
Odin Norge                                17 149 563        4.0%          4.0%
Continental Enterprises Ltd               15 782 214        3.7%          3.7%
Odin Norden                               14 350 457        3.4%          3.4%
Skagen Vekst                               6 303 182        1.5%          1.5%
Contigroup Companies, Inc.                 5 950 000        1.4%          1.4%
Fondsfinans ASA                            4 952 693        1.2%          1.2%
Sparebankenes Sikringsfond                 4 876 417        1.1%          1.1%
Nordea Avkastning                          4 790 333        1.1%          1.1%
DNB Markets, Aksjehandel/Analyse           4 708 505        1.1%          1.1%
Vital Forsikring ASA                       4 394 867        1.0%          1.0%
Torgnes Akva AS                            3 598 934        0.8%          0.8%
Verdipapirfondet Fondsfinans Aktiv         3 596 929        0.8%          0.8%
Verdipapirfondet Fondsfinans Aktiv II      3 583 151        0.8%          0.8%
Nordea Vekst                               3 449 333        0.8%          0.8%
Torgnes Invest AS                          3 333 551        0.8%          0.8%
Mathisen & Lyng Rederi AS                  3 333 333        0.8%          0.8%

Total 20 largest shareholders            315 521 749       73.8%         73.8%

Total other shareholders                 111 882 002       26.2%         26.2%

Total number of shares                   427 403 751      100.0%        100.0%

* Enghav Holding AS is wholly owned by Domstein ASA.


SHARES HELD BY DIRECTORS AND KEY PERSONNEL  Position         No. of shares held

Paul Birger Torgnes 1)                      President and CEO         9 383 623
Rolf Domstein 2)                            Board Chairman               28 932
Bent Fuglesang                              Director                      5 507
Charles Fribourg 3)                         Director                 21 732 214
Johnny Gjeseth                              Director                        320
Frank Tierenteyn                            CEO - Pieters                 7 400

1) Figure includes shares held by companies or other parties with whom Paul Birger Torgnes can be identified in accordance with law.

2) Shareholding includes shares held by companies and other parties that Rolf Domstein may be identified with in accordance with law.
In addition, Rolf Domstein has a significant holding in Domstein ASA, a major Fjord Seafood ASA owner (see details above).
Domstein ASA also owns Enghav Holding AS.

3) Shareholding includes shares held by other companies and other parties that Charles Fribourg under law may be identified with.

AUTHORIZATION TO ISSUE SHARES

Fjord Seafood's shareholders' meeting has authorized the Board to issue up to 100,000,000 new shares in the company; the Board has exercised this authority to issue 26,200,000 new shares.

The authorization also allows for the Board to issue shares for contributions in kind, and that the Board issue shares when employees exercise options granted under employee option programs.


NOTE 12 - DEBT                                            Amounts in NOK 1 000

LONG-TERM DEBT FROM FINANCE INSTITUTIONS

                                   2002                            2001

Currency         Average       Debt     Debt    Average         Debt       Debt
              interest rate  amount   in NOK  interest rate   amount     in NOK

NOK               9.17%     542 213   542 213     8.04%      380 380    380 380
USD               4.46%     114 266   795 946     7.35%      116 899  1 053 449
EUR               6.07%      33 096   241 303     5.88%       15 513    123 690
GBP               6.98%       4 750    53 176     5.68%        4 750     62 087

Total long-term debt owed
 to financial institutions          1 632 638                         1 619 606

Total long-term loans owed
 to financial institutions,
 joint venture                              0                           211 974

Total long-term debt owed
 to financial institutions          1 632 638                         1 831 580



PAYMENT SCHEDULE, LONG-TERM DEBT    2003     2004     2005     2006     2007     Later      Total
Payment schedule*                147 030  245 964  238 935  419 944  206 611   374 154  1 632 638

* See details below on restructuring of debt.


DEBT WITH MATURITY EXCEEDING FIVE YEARS           2002        2001

Debt to financial institutions               1 302 966     518 970
Other long-term debt                             1 370      89 200

Total debt                                   1 304 336     608 170

Total long-term debt, joint venture                        227 287

Total long-term debt with maturity
 exceeding five years                        1 304 336     835 457


NEW BANK AGREEMENT - RESTRUCTURING OF DEBT

Of the total debt as of 31 December 2002, TNOK 1,468,264 is associated with the Group's main bank, Nordea. In February 2003, the Group renegotiated its agreements with Nordea; the total framework for the new agreement is TNOK 2,380,000. The refinancing agreement has allowed the Group to replace major parts of its short-term debt with long-term debt by year-end 2002; however debt as of 31 December 2002 has not been regrouped in the balance sheet. The repayment schedule presented above and the interest rate terms are in accordance with the renegotiated bank agreement.

FINANCIAL COVENANTS

The majority of the Group's debt is secured by mortgages on its assets. Debt financing covenants also carry some limitations as to investments and acquisitions as well as restrictions on the Group taking on additional debt. In addition, the Group, under specific conditions is subject to requirements for liquidity. Also, there is a requirement for financial ratios associated with net interest-bearing debt in proportion to EBITDA, and equity ratio conditions must be met.


NOTE 13 - TAX                                           Amounts in NOK 1 000

TAX FOR THE YEAR IN THE PROFIT AND LOSS ACCOUNT       2002       2001      2000

Norway                                                -769     -7 161   -51 610
Foreign units                                      -11 937       -703    -5 717
Joint venture                                            0    -14 121    -3 745

Total tax payable                                  -12 706    -21 985   -61 072

Norway                                             125 171    105 529    30 289
Deferred tax established at merger in Norway             0          0     1 131
Foreign units                                       22 333     21 914     2 097
Joint venture                                       -4 672       -794     1 143

Total change in deferred tax/tax benefit           142 832    126 649    34 660

Correction of earlier year's tax                     7 178      6 708       197

Tax on profit for the year                         137 304    111 372   -26 215

TAX PAYABLE IN THE BALANCE SHEET                      2002       2001      2000

Tax payable in Norway on profit for the year             0     -7 161   -51 610
Tax payable associated with equity transactions
 in Norwegian companies                                  0      6 565    49 790

Total tax payable in Norway                              0       -596    -1 820

Tax payable, foreign units                          -9 295       -725   -12 497
Tax payable, joint venture                               0     -8 649         0

Tax payable in balance sheet                        -9 295     -9 982   -14 317


SPECIFICATION OF BASIS FOR DEFERRED TAX/TAX BENEFIT
Tax increasing/reducing temporary differences         2002       2001      2000

Fixed assets                                        26 827    -73 191  -227 309
Current assets                                    -473 070   -343 895  -468 999
Liabilities                                          7 852        115    28 099
Pension liabilities                                    723        723       607
Profit and loss account                               -626       -354    -3 804
Other differences                                   85 198     78 408    12 855
Unclaimed refund on dividends/credit deduction
 carryforward                                       39 219      3 525     3 141
Tax loss carryforward                              761 487    340 804   118 896

Total temporary differences                        447 609      6 135  -536 515

Deferred tax in balance sheet                      -26 831    -74 668  -151 233
Deferred tax benefit in balance sheet              135 789     31 945     5 917
Deferred tax in balance sheet, joint venture             0    -17 116    -6 622

Deferred tax benefit, foreign units, not
 recorded in balance sheet                          23 199     28 793         0

Fjord Seafood treats activities in Chile as taxable in Norway pursuant to section 10-60 of Norway's tax law (on taxation of owners of Norwegian-controlled companies in countries with low taxation rates). Fjord Seafood has appealed the decision of Norwegian tax authorities to not accept this treatment for the 2001 tax returns. The loss for the 2001 accounting year is TNOK 289,950, which gives rise to a tax benefit of TNOK 81,186. Because the tax position is disputed by Norwegian taxation authorities, the tax benefit is not included in the above presentation, nor has it been recorded in the balance sheet.


NOTE 13 - TAX, CONTINUED                             Amounts in NOK 1 000

CARRYFORWARD PERIOD FOR TAX LOSS

To year           Norway     Abroad

2003                   0     22 096
2004                   0     68 612
2005                   0     67 667
2006                   0          0
2007               1 614          0
2008               6 224          0
2009               8 646          0
2010               6 764        954
2011             230 363      2 051
2012             316 483          0
2016                   0     42 137
2017                   0     24 376
No date limit          0     49 160

Total            570 094    277 053



HISTORICAL RISK ADJUSTMENT, PER SHARE*

Year         RISK amount

1 Jan. 1997      0.00443
1 Jan. 1998      0.00000
1 Jan. 1999     -0.11500
1 Jan. 2000      0.10700
1 Jan. 2001     -0.24601
1 Jan. 2002      0.07621

Total RISK      -0.17337

* Historical RISK is calculated using current NOK 1 par-value shares.


NOTE 14 - SECURED LIABILITIES AND GUARANTEE LIABILITIES    Amounts in NOK 1 000

BOOK VALUE OF DEBT SECURED BY MORTGAGES,
GUARANTEES, AND PLEDGES                                 2002           2001

Debt owed to financial institutions                2 301 725      2 476 057
Leasing debt                                          92 060        100 053

Total debt secured by pledged assets               2 393 785      2 576 110

Debt secured by pledged assets, joint venture              0        321 091

Total debt secured by pledged assets               2 393 785      2 897 201

Of which, book value of leasing debt                  92 060        100 053
Of which, book value of leasing debt, joint venture        0              0

Total book value, leasing debt                        92 060        100 053

Debt guarantee commitments                           210 341        380 348
Debt guarantee commitments, joint venture                  0             45

Total debt guarantee commitments                     210 341        380 393



BOOK VALUE OF ASSETS PLEDGED AS SECURITY FOR DEBT       2002           2001

Concessions, licenses, etc.                          125 393        163 119
Land, buildings, etc.                                335 603        287 399
Ships                                                 18 661         28 788
Fixtures and fittings, machines, office equipment,
 tools, etc.                                         290 302        429 103
Inventory                                            729 588        709 542
Receivables                                          304 390        192 646
Shares                                                82 990         53 478
Cash                                                  75 456              0

Total assets pledged as security                   1 962 383      1 864 075

Total assets pledged as security, joint venture            0        491 221

Total assets pledged as security for debt          1 962 383      2 355 296


As security for Fjord Seafood's agreement with Nordea, the bank has required security in all assets that may be pledged according to Norwegian law for the Group's activities in Norway, Scotland, and North America. These businesses are jointly and severally liable for all Group debt owed to Nordea. In addition, the activities in Chile and Pieters have debt secured through pledges of their own assets.

The parent company also has a guarantee commitment of USD 30 million to its bank associated with a loan extended to the subsidiary Fjord Seafood Chile S.A.


NOTE 15 - SHORT-TERM INTEREST-BEARING DEBT              Amounts in NOK 1 000

UNUSED DRAWING RIGHTS                                          2002      2001

Unused part of bank overdraft facility, Fjord Seafood Group 231 705    71 997
Unused part of other drawing rights, Fjord Seafood Group          0     9 803

Unused drawing rights, Fjord Seafood Group                  231 705    81 800

Unused drawing rights, joint venture                              0    49 748

Total unused drawing rights                                 231 705   131 548



SHORT-TERM INTEREST-BEARING DEBT TO FINANCIAL INSTITUTIONS     2002      2001

Bank overdraft facility, Group                              458 809   472 343
Other short-term liabilities, Group                         335 524   384 237

Total short-term interest-bearing liabilities,
 Fjord Seafood Group                                        794 333   856 580

Total short-term interest-bearing liabilities,
 joint venture                                                    0   108 988

Total short-term interest-bearing liabilities               794 333   965 568


Parts of the Group participate in a group account system with Nordea. Drawing rights under this facility amounted to NOK 430 million as of 31 December 2002. As part of refinancing of the Group's debt to Nordea presented in Note 12, this drawing facility was replaced by new long-term financing. Overall, NOK 397 million of short-term liabilities had been refinanced long-term as of February 2003.


RESTRICTED FUNDS                                    2002      2001

Tax withholdings                                  10 571     7 763
Other restricted funds                                 0    51 809

Total restricted funds                            10 571    59 572

Restricted funds, joint venture                        0       283

Total restricted funds                            10 571    59 855


NOTE 16 - DETAILS CONCERNING FINANCIAL MARKET RISK
                                                        Amounts in NOK 1 000
FOREIGN CURRENCY RISK

1. Foreign currency risk associated with sales in foreign currencies

The bulk of Fjord Seafood's foreign currency risk is associated with sales in foreign currencies by the Group's Norway-based activities that have significant proportions of their operating revenues in foreign currencies (primarily EUR, USD, and JPY), whereas their operating expenses are primarily in NOK. Their foreign currency risk is covered on a current basis by drawing on foreign currency accounts or by using hedging instruments such as forwards, futures, and options. As of 31 December 2002, the Group had a portfolio of outstanding foreign currency hedging instruments associated with the Group's main currencies at a total contract value of NOK 53 million. Outstanding foreign currency hedging instruments as of 31 December 2002 mostly had maturity dates in the first four months of 2003; no contracts had maturities beyond October 2003. As of 31 December 2003, the portfolio had a negative market value of TNOK 950.

2. Foreign currency risk in the balance sheet

To reduce the foreign currency risk of acquired companies outside of Norway, parts of these acquisitions are financed through debt in the same currencies. In addition, external financing of individual subsidiaries are made in local currencies. Accordingly, the Group's net interest-bearing liabilities are as follows:

Net interest-bearing
liabilities by currency    NOK        USD      EUR     GBP    CHF    JPY    DKK   Other      Total
Bank deposits           10 798     35 137   13 690  10 039  5 013      0  2 545       0     77 222
Short-term liabilities   3 119    534 456  203 792  43 948      0  8 794      0     225    794 333
Long-term liabilities  625 197    798 039  243 542  57 920      0      0      0       0  1 724 698

Group's net interest-
bearing liabilities    617 518  1 297 357  433 644  91 829 -5 013  8 794 -2 545     225  2 441 809

Of which, leasing
 liabilities            82 985      2 093    5 612   1 370      0      0      0       0     92 060


INTEREST RATE RISK

As of 31 December 2002, the loan portfolio mainly features installments of up to three months. In addition, financial instruments are used, such as interest rate collars and interest rate swaps. Financial management includes continuously assessing whether to hedge larger parts of the loan portfolio.

The Group has entered into    Currency   Principal       The Group        The Group        Maturity
the following interest rate                                   pays         receives
swap agreements:
                                   NOK     100 000  Fixed 6.23% p.a.  3-month NIBOR    October 2003

                                   USD      97 763     Fixed 4.59% -  3-month LIBOR      May 2004 -
                                                          5.30% p.a.                   October 2006


The Group has entered into    Currency   Principal  Reference      Group's       Group's    Maturity
the following collars:                                   rate   max. limit   lower limit
                                   EUR       2 978    3-month        5.50%         4.54%   June 2003
                                                      EURIBOR

As of 31 December 2002, interest rate hedging contracts had a negative market value of NOK 36.4 million.


NOTE 17 - TRANSACTIONS WITH RELATED PARTIES

Sales between related parties

All sales of products among Group companies, to/from joint venture and associated companies take place at market terms.

Capital expansion of the joint venture, Fjord Domstein Holding AS

In January 2002, Fjord Domstein Holding AS carried out a NOK 70 million capital expansion. Fjord Seafood's share of the capital increase was NOK 35 million.

Demerger of Fjord Domstein Holding AS

Fjord Domstein Holding was dissolved through a demerger. Fjord Seafood received all shares in the newly established company, Pieters Holding AS, as remuneration. As part of the demerger, a NOK 333 million demerger debt to Enghav Holding AS (wholly owned by Domstein ASA) was established. Of this total debt, NOK 203 million was paid to Enghav Holding AS. The rest of the debt, which amounted to NOK 130 million, was converted into Fjord Seafood ASA shares.

Cooperation with Domstein

Under an agreement with its shareholder Domstein ASA, Fjord Seafood leases premises and purchases administrative services from Domstein ASA for Fjord Seafood's activities at Maloy, Norway. The cooperation agreement may be terminated on one year's notice. The agreement was terminated as of 31 December 2002. Fjord Seafood will continue to make use of the agreement during the notice period. Remuneration to Domstein in the notice period is NOK 5 million.


NOTE 18 - PENDING CLAIMS

The Group has pending two ongoing lawsuits associated with its United States operations. The outcome of either suit is uncertain; no allocations have been made for possible losses in the case where the Group has been sued. Allocations for legal assistance have been made.

The first suit is a civil lawsuit brought by an environmental organization pursuant to the Clean Water Act. The plaintiff claims that fish farming and related activities are illegal, and that the company has operated without the required permits. Among the plaintiff's most important demands are compensation for each day of violations since April 1995 and prohibition against continued unlawful operations. The plaintiff has support in that not all local permits have been in order, although all applications had been submitted within the required deadlines. Hearings on possible punitive actions have been held, but no decision has been issued. A decision is expected by summer 2003.

The second suit is associated with the Endangered Species Act; Fjord Seafood, several other private parties, and the state of Maine are plaintiffs. The basis for the lawsuit is that wild Atlantic salmon in the Gulf of Maine has been classified as an endangered species by two national organizations in the United States. Consequently, farmed salmon may be regarded as a threat to wild Atlantic salmon in the region. The parties filing the lawsuit claim that Atlantic salmon is not a species indigenous to the region, and therefore does not qualify for protection under ESA rules and regulations. The plaintiffs also claim that the legislative process for the Endangered Species Act conflicts with several ESA provisions and regulations as to administrative procedures, as well as US constitutional requirements concerning public notice regarding the act and regulatory decisions pursuant to it.

A complaint was lodged with US authorities against the Group's activities in Chile, alleging that fish exports to the United States were made at below-cost "dumping" prices. US authorities have completed a verification period featuring three reviews and found no basis for levying punitive customs duties on the Group's exports to the USA. The authorities in the United States were expected to complete their investigations after these three revisions. However, it has been announced that a fourth review will be conducted. Fjord Seafood Chile disputes the foundation for such a fourth round of reviews and has brought the case before the US Court of International Trade.

In planning the merger between Fjord Seafood and the aquaculture activities of Cermaq, facilitators were used. The merger was not entered into, and a dispute has arisen as to the settlement payable to facilitators. Fjord Seafood has presented an offer which is under evaluation; agreement is expected to be arrived at shortly. Fjord Seafood has made accounting allocations for the settlement the company is willing to pay.


NOTE 19 - EARNINGS PER SHARE                         Amounts in NOK 1 000

EARNINGS PER SHARE (EPS) IN NOK        2002            2001            2000

Profit for the year after tax 1) -190 342  -0.63  -742 563  -7.04  85 012  1.49

Time-weighted average of shares
 issued and outstanding 2)        304 076          105 438         56 961



1) After-tax profit for the year
 is defined for
EPS calculations as follows:           2002            2001

Profit for the year (after tax)    -190 342        -742 563
- dividend and other payments for
preferred shares                          0               0
+ allocations to equity                   0               0

Profit for the year used in
 calculating EPS                   -190 342        -742 563


2) Determination of average number of
shares issued:                                 2002

No. of shares outstanding as of 1 January  201 045 527
Share issue, 5 July 2002                    85 759 258
Share issue, 8 August 2002                   6 084 706
Payment in shares to Enghav Holding         11 180 556
Preemptive rights issue, 7 October 2002          6 304

Average number of shares outstanding*      304 076 351

Number of shares as of 31 December 2002*   427 403 751

* Own shares are included in the figure for number of shares as of 31 Dec. 2002, but not in calculations of average number of shares.

Members of the Group management team are entitled to subscribe to shares in the company. Nevertheless, a diluted per-share profit has not been calculated, because exercising these options would improve earnings per share.