Form 10-Q
period 2003-06-28
SEABOARD CORP /DE/
filed 2003-08-08
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

  { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 28, 2003

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

       There were 1,255,053.90 shares of common stock, $1.00 par value per share, outstanding on July 25, 2003.

                                   Total pages in filing - 19 pages



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 SEABOARD CORPORATION AND SUBSIDIARIES
                                 Condensed Consolidated Balance Sheets
                                         (Thousands of dollars)
                                              (Unaudited)

                                                    June 28,       December 31,
                                                     2003             2002
Assets
Current assets:
   Cash and cash equivalents                      $   23,792       $   23,242
   Short-term investments                             28,359           30,337
   Receivables, net                                  162,264          201,792
   Inventories                                       236,263          243,949
   Deferred income taxes                              17,967           15,481
   Other current assets                               36,922           42,896
Total current assets                                 505,567          557,697
Investments in and advances to foreign affiliates     81,157           83,855
Net property, plant and equipment                    641,167          621,593
Other assets                                          21,105           17,996
Total assets                                      $1,248,996       $1,281,141

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                         $   39,872       $   76,112
   Current maturities of long-term debt               55,172           55,869
   Accounts payable                                   68,400           67,464
   Other current liabilities                         142,766          156,917
Total current liabilities                            306,210          356,362
Long-term debt, less current maturities              315,282          318,746
Deferred income taxes                                 79,837           71,509
Other liabilities                                     48,373           40,639
Total non-current and deferred liabilities           443,492          430,894
Minority interest                                      5,639            7,154
Stockholders' equity:
   Common stock of $1 par value,
Authorized 4,000,000 shares;
issued and outstanding 1,255,054 shares                1,255            1,255
   Accumulated other comprehensive loss              (58,276)         (67,284)
   Retained earnings                                 550,676          552,760
Total stockholders' equity                           493,655          486,731
Total liabilities and stockholders' equity        $1,248,996       $1,281,141

                See notes to condensed consolidated financial statements.



                                SEABOARD CORPORATION AND SUBSIDIARIES
                            Condensed Consolidated Statements of Earnings
                           (Thousands of dollars except per share amounts)
                                            (Unaudited)
                                     Three Months Ended     Six Months Ended
                                     June 28,   June 29,   June 28,   June 29,
                                        2003       2002       2003       2002

Net sales                          $  485,883 $  477,104 $  947,750 $  920,027
Cost of sales and operating expenses  448,866    436,962    875,384    836,799
      Gross income                     37,017     40,142     72,366     83,228
Selling, general and administrative
 expenses                              26,728     24,950     54,103     51,282
      Operating income                 10,289     15,192     18,263     31,946

Other income (expense):
   Interest expense                    (6,728)    (5,197)   (13,549)   (10,648)
   Interest income                        845      1,487      1,587      3,162
   Loss from foreign affiliates        (2,587)    (1,819)    (5,878)    (6,764)
   Minority interest                      145       (366)      (108)      (543)
   Foreign currency loss, net          (4,731)    (8,582)    (6,101)   (13,996)
   Miscellaneous, net                    (876)    (4,297)     1,332     (2,989)
      Total other income (expense),
        net                           (13,932)   (18,774)   (22,717)   (31,778)
Earnings (loss) before income taxes
   and cumulative effect of changes
   in accounting principles            (3,643)    (3,582)    (4,454)       168
Income tax benefit                        727     18,680        605     16,653
Earnings (loss) before cumulative
   effect of changes in accounting
   principles                          (2,916)    15,098     (3,849)    16,821
Cumulative effect of changes in
   accounting for asset retirement
   obligations and drydock accruals,
   net of income tax expense of $550        -          -      3,648          -
Net earnings (loss)                $   (2,916)$   15,098 $     (201)$   16,821

Net earnings (loss) per common share:
Earnings (loss) per share before
  cumulative effect of changes in
  accounting principles            $    (2.32)$    10.15 $    (3.06)$    11.31
Cumulative effect of changes in
  accounting for asset retirement
  obligations and drydock accruals          -          -       2.90          -
Net earnings (loss) per common
  share                            $    (2.32)$    10.15 $    (0.16)$    11.31
Dividends declared per common
  share                            $     0.75 $     0.75 $     1.50 $     1.00
Average number of shares
  outstanding                       1,255,054  1,487,520  1,255,054  1,487,520

Pro forma amounts assuming changes
  in accounting for asset retirement
  obligations and drydock accruals
  were applied retroactively:

Net earnings (loss)                $   (2,916)$   15,315 $   (3,849)$   17,827
Net earnings (loss) per common
  share                            $    (2.32)$    10.29 $    (3.06)$    11.98

            See notes to condensed consolidated financial statements.


                        SEABOARD CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                               (Thousands of dollars)
                                    (Unaudited)

                                                        June 28,      June 29,
                                                          2003          2002

Cash flows from operating activities:
   Net earnings                                       $   (201)      $ 16,821
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                    32,170         25,222
       Loss from foreign affiliates                      5,878          6,764
       Foreign currency exchange loss (gain)            (4,602)        10,219
       Cumulative effect in accounting changes, net     (3,648)             -
       Deferred income taxes                             1,294        (17,247)
   Changes in current assets and liabilities:
        Receivables, net of allowance                   42,284        (19,896)
        Inventories                                     11,442          8,722
        Other current assets                             5,694         10,801
        Current liabilities exclusive of debt           (8,521)       (22,782)
   Other, net                                           (1,559)           125
Net cash from operating activities                      80,231         18,749
Cash flows from investing activities:
   Purchase of short-term investments                  (17,881)       (46,629)
   Proceeds from the sale or maturity of short-term
     investments                                        20,359         84,699
   Investments in and advances to foreign affiliates,
     net                                                  (461)           369
   Capital expenditures                                (18,120)       (21,366)
   Other, net                                            2,471           (148)
Net cash from investing activities                     (13,632)        16,925
Cash flows from financing activities:
   Notes payable to banks, net                         (36,240)        (6,821)
   Principal payments of long-term debt                (29,316)       (28,597)
   Dividends paid                                       (1,883)        (1,487)
   Bond construction fund                                  658            575
   Other, net                                           (1,623)             -
Net cash from financing activities                     (68,404)       (36,330)
Effect of exchange rate change on cash                   2,355         (2,473)
Net change in cash and cash equivalents                    550         (3,129)
Cash and cash equivalents at beginning of year          23,242         22,997
Cash and cash equivalents at end of period            $ 23,792       $ 19,868

               See notes to condensed consolidated financial statements.


SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investments in non-controlled affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 as filed in its Annual Report on Form 10-K, as amended. The Company's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. The Company's year-end is December 31.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Interest Rate Exchange Agreements

The Company's interest rate exchange agreements do not qualify as hedges for accounting purposes. During the three and six months ended June 28, 2003, the Company recorded losses of $6,945,000 and $7,694,000 respectively related to these swaps compared to losses of $9,638,000 and $8,478,000 for the same periods of 2002. The gains and losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of amounts paid or received. These losses include 2003 net payments of $958,000 and $2,943,000 for the three and six month periods, respectively, resulting from the difference between the fixed rate paid and variable rate received on these contracts compared with payments of $823,000 and $2,298,000 for the same periods in 2002.

Supplemental Non-cash Disclosures

As more fully described in Note 2, the volatility of the Argentine peso has affected the U.S. dollar value of the peso-denominated assets and liabilities of the Sugar and Citrus segment. The following table shows the non-cash impact of the change in exchange rates on various balance sheet categories, caused by the peso devaluation during 2002 and subsequent strengthening during 2003. During the six months ended June 28, 2003, the Company recorded non-cash net gains of $4,602,000 compared with non-cash net losses of $10,219,000 for the same 2002 period related to revaluations of certain dollar denominated net
liabilities.   In  addition, see Note 2 for a discussion  of  the  tax
benefits  recorded  in  the second quarter  of  2002  related  to  the devaluation.
                               Three Months Ended       Six Months Ended
                                June 28,  June 29,     June 28,  June 29,
Increase (Decrease)
(thousands of dollars)            2003      2002         2003      2002

Working capital                $ 3,687   $(2,415)     $ 7,972  $(15,420)
Fixed assets                     4,047    (6,075)       8,377   (34,905)
Other long-term net assets
 or liabilities                    380      (447)         405      (834)

During the second quarter of 2003, in connection with the purchase of certain hog production facilities previously leased under a master lease agreement, the Company recorded fixed assets of $25,042,000, and assumed debt and a related interest payable totaling $24,507,000. See
Note 5 for additional discussion.

Accounting Changes and New Accounting Standards

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which required the Company to record a long-lived asset and related liability for asset retirement obligation costs associated with the closure of the hog lagoons it is legally obligated to close. Accordingly, on January 1, 2003, the Company recorded the cumulative effect of the change in accounting principle with a charge to earnings of $2,195,000 ($1,339,000 net of tax), an increase in fixed assets of $3,221,000, and the recognition of a liability, discounted to reflect present value, of $5,416,000. The retirement asset will be amortized over the economic life of the related asset. The Company currently estimates the annual accretion of the liability and amortization of the assets during 2003 will increase cost of sales by approximately $560,000. The adoption of SFAS 143 decreased operating income by $140,000 and $255,000, and net earnings by $85,000 and $156,000, or $0.07 and $0.12 per common share respectively, for the three and six months ended June 28, 2003. If the Company had adopted SFAS 143 retroactively to January 1, 2002, operating income, net earnings and net earnings per common share would have decreased by $116,000, $71,000 and $0.05 per share, respectively, for the three months ended and $232,000, $142,000 and $0.10 per share, respectively, for the six months ended June 29, 2002.

Through December 31, 2002, costs expected to be incurred during regularly scheduled drydocking of vessels were accrued ratably prior to the drydock date. Effective January 1, 2003, the Company changed its method of accounting for these costs from the accrual method to the direct-expense method. Under the new accounting method, drydock maintenance costs are recognized as expense when maintenance services are performed. The Company believes the newly adopted accounting principle is preferable in these circumstances because the maintenance expense is not recorded until the maintenance services are performed and, accordingly, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method. As a result, on January 1, 2003, the Company reversed the balance of the accrued liability for drydock maintenance as of December 31, 2002 for its Marine, Commodity Trading and Milling, and Power segments, resulting in an increase in earnings of $6,393,000 ($4,987,000 net of related tax expense) as a cumulative effect of a change in accounting principle. The application of the new accounting principle decreased operating income and net earnings for the second quarter of 2003 by $612,000 and $528,000, respectively ($0.42 per common share). For the six months ended June 28, 2003, operating income and net earnings increased $396,000 and $219,000, respectively ($0.17 per common share). The Company currently estimates the change from accruing in advance to expensing as incurred will reduce cost of sales by approximately $700,000 during 2003. If the change in accounting principle was made retroactively to January 1, 2002, operating income, net earnings and net earnings per common share would have increased by $356,000, $289,000, and $0.19 per share respectively, for the 2002 three month period and $1,555,000 and $1,148,000, and $0.77 per common share, respectively, for the 2002 six month period.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 applies to an entity if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity has these characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. While the consolidation requirements applied to all variable interest entities (VIEs) created after January 31, 2003, for VIEs that existed prior to February 1, 2003, the consolidation requirements are effective if those VIEs remain in existence for reporting periods beginning after June 15, 2003.

The  Company  will  remain  a  party to  certain  contract  production agreements (the "Facility Agreements") with limited liability companies which own certain of the facilities used in connection with the Company's vertically integrated hog production. Through June 28, 2003, these arrangements have been accounted for as operating leases. These facilities are owned by companies considered to be VIEs in accordance with FIN 46, for which the Company is deemed to be the primary beneficiary. Accordingly, the Company will be required to consolidate these entities in the third quarter of 2003. Under one Facility Agreement, the Company has certain rights to acquire any or all of the properties at the conclusion of their respective terms at a price which is expected to reflect estimated fair market value of the property. In the event the Company does not acquire any property which it has ceased to lease, the Company has a limited obligation for any deficiency between the amortized cost of the property and the price for which it is sold, up to a maximum of 80% to 87% of amortized cost. As of June 28, 2003, the value of fixed assets related to this property was $30,500,000. Consolidation of these two VIEs at the beginning of the third quarter of 2003 will increase fixed assets, related debt, and noncontrolling interest by $32,862,000, $32,338,000, and $1,724,000, respectively, and the Company will record a cumulative effect of a change in accounting principle for the excess of fixed asset depreciation over mortgage loan amortization of $1,158,000, ($706,000 net of tax, or $0.56 per common share).

Note 2 - Comprehensive Income (Loss)

Components of total comprehensive income (loss), net of related taxes, are summarized as follows:

                                      Three Months Ended      Six Months Ended
                                      June 28,  June 29,     June 28,  June 29,
(Thousands of dollars)                 2003       2002         2003      2002

Net (loss) income                    $(2,916)   $15,098     $  (201)   $16,821
Other comprehensive income (loss)
 net of applicable taxes:
  Foreign currency translation
   adjustment                          2,354     31,438       9,145     (3,642)
  Unrealized gains on investments         70        500          38        127
  Net unrealized gains (losses) on
   foreign exchange cash flow hedges      61        213         (75)        76
  Amortization of deferred gain on
   interest rate swaps                   (50)       (50)       (100)      (100)

Total comprehensive income (loss)    $  (481)   $47,199     $ 8,807    $13,282

The components of and changes in accumulated other comprehensive loss for the six months ended June 28, 2003 are as follows:

                                          Balance                    Balance
                                        December 31,    Period       June 28,
(Thousands of dollars)                     2002         Change         2003

Foreign currency translation adjustment $(62,555)      $ 9,145      $(53,410)
Unrealized loss on investments               118            38           156
Unrecognized pension cost                 (5,799)            -        (5,799)
Net unrealized gain on cash flow hedges        -           (75)          (75)
Deferred gain of interest rate swaps         952          (100)          852

Accumulated other comprehensive loss    $(67,284)      $ 9,008      $(58,276)


The foreign currency translation adjustment primarily represents the effect of the Argentine peso devaluation on the net assets of the Company's Sugar and Citrus segment as first recorded by the Company in the fourth quarter of 2001 when the one to one parity with the U.S. dollar was lifted. Since that time, the peso has devalued approximately 65%. As of June 28, 2003, the Company had $60,189,000 in net assets denominated in Argentine pesos which have been revalued through the foreign currency translation adjustment. In addition, the Company had $13,849,000 of dollar denominated net liabilities which are first revalued to the peso currency through earnings. During 2003, the strengthening of the peso increased total stockholders' equity by $12,985,000 including an earnings increase of $1,378,000 for the dollar denominated net liabilities, and a positive translation adjustment of $11,607,000 included as a component of other comprehensive income. During 2002, the devaluation of the peso resulted in a charge against earnings of $12,304,000 for the six months ended June 29, 2002 for the dollar denominated net liabilities, and an additional translation loss of $37,831,000 included as a component of other comprehensive loss. Until the second quarter of
2002, no tax benefit was provided related to the reduction to stockholders' equity. However, after a series of transactions was completed which changed the organizational structure of the Company's Sugar and Citrus segment, a deferred tax benefit of $34,641,000 relating to the currency translation adjustment component of accumulated other comprehensive loss, and a one-time current benefit of $14,303,000 were recorded in the second quarter of 2002. Since then, income taxes have been accrued at a 35% rate.

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the foreign currency translation loss discussed above, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.

Note 3 - Inventories

The following is a summary of inventories at June 28, 2003 and December 31, 2002 (in thousands):

                                              June 28,    December 31,
                                                2003         2002
At lower of LIFO cost or market:
      Live hogs & materials                  $137,771      $129,386
      Dressed pork & materials                 21,914        21,198
                                              159,685       150,584
      LIFO allowance                          (13,907)      (11,422)
              Total inventories at lower of
               LIFO cost or market            145,778       139,162
At lower of FIFO cost or market:
      Grain, flour and feed                    63,828        80,618
      Sugar produced & in process               9,473         9,929
      Other                                    17,184        14,240
              Total inventories at lower of
                FIFO cost or market            90,485       104,787
              Total inventories              $236,263      $243,949


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

If any of the Bills containing the proposed language become law, it could have a material adverse effect on the Company, its operations and its strategy of vertical integration in the pork business. Currently, the Company owns and operates production facilities and owns swine and produces over three million hogs per year. If passed in their current form, the Bills would prohibit the Company from owning or controlling hogs, and thus would require the Company to divest these operations, possibly at prices which are below the carrying value of such assets on the Company's balance sheet, or otherwise restructure its ownership and operation. At June 28, 2003, the Company had $389,873,000 in hog production facilities classified as net fixed assets on the Consolidated Balance Sheet and approximately $32,862,000 in hog production facilities under facility agreements (see Note 1 for a discussion of FIN 46). In addition, the Company has $137,771,000 invested in live hogs and related materials classified as inventory on the Consolidated Balance Sheet.

The Bills could also be construed as prohibiting or restricting the Company from engaging in various contractual arrangements with third party hog producers, such as traditional contract finishing arrangements. At June 28, 2003, the Company had approximately $67,247,000 in commitments through 2018 for various grower finishing agreements. In addition, another bill was introduced in the Senate in May 2003 which prohibits or severely limits the use of forward contracts for hog purchases. Accordingly, the Company's ability to contract for the supply of hogs to its processing facility could be significantly, negatively impacted.

The Company, along with industry groups and other similarly situated companies are vigorously lobbying against enactment of any such
legislation.    However,  the  ultimate  outcome  is   not   presently
determinable.

The Company is a defendant in a pending arbitration proceeding brought by the owner of a chartered barge and tug which were damaged by fire after delivery of the cargo. Damages of $47.6 million are alleged. The Company received a ruling in the arbitration proceeding in its favor which dismisses the principal theory of recovery and that ruling has been upheld on appeal. The arbitration is continuing based on other legal theories, although the Company believes that it will have no responsibility for the loss.

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

Certain of the Company's nonconsolidated affiliates and third party contractors who perform services for the Company have bank debt supporting their underlying operations. From time to time, the Company will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further the Company's business objectives. The Company does not issue guarantees for compensation. The following table sets forth the terms of guarantees of third party and nonconsolidated affiliate bank indebtedness outstanding at June 28, 2003.

Guarantee beneficiary                       Maximum exposure      Maturity
Foreign  affiliate grain processor - Kenya    $    1,300,000        2003
Foreign  affiliate food product distributor   $      400,000        2003
Various hog contract growers                  $    1,585,000        2003

The Company's guarantees of the various hog contract growers renew annually through 2013 and 2014 until the related debt matures.

The Company's Sugar and Citrus segment has agreed to market certain sugar product for a third party under a contract expiring in 2008. In the event the Company does not perform under the contract, it would be responsible to make payments to the third party of a maximum of $1,000,000 for 2003, decreasing annually to $200,000 in 2008.

As of June 28, 2003, the Company had outstanding $15,079,000 of standby letters of credit (LCs) with various banks mostly to facilitate operations of consolidated subsidiaries. Of these LCs, $10,541,000 also reduced available borrowing capacity under the Company's credit lines. Also included in this amount is an LC issued to facilitate bank borrowing of the Company's Bulgarian wine affiliate totaling 1,431,000 Euros (approximately $1,635,000). As of June 28, 2003, this affiliate's borrowings totaled EU 375,000 (approximately $429,000). This affiliate has pledged inventory with a value of approximately $2,229,000 as collateral for the LC. Because the value of the inventory serving as collateral for the LC is considerably more than the balance of the related debt, the Company has determined the fair value of this LC to be immaterial.

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

During the second quarter of 2003, the Company purchased certain hog production facilities previously leased under a master lease agreement with Mission Funding, LLC for $25,042,000, consisting of $535,000 net cash and the assumption of $24,507,000 in bank debt and a related interest payable.

Management ceased its shrimp, pickle and pepper farming operations in Honduras in the fourth quarter of 2001 and has been considering various strategic alternatives for the Produce Division. In February 2003, the Company signed a letter of intent with a local Honduran shrimp farmer for the sale of shrimp farming and shrimp processing assets for $3,900,000. As a substantial portion of the sale price is expected to be in the form of a long-term note receivable from the buyer, the Company will use the cost recovery method of accounting, and no gain will be recognized by the Company until the actual cash is collected. The sale is expected to be completed during the third quarter of 2003. In addition, certain pickle and pepper farming assets are leased to local farmers. Based on an impairment evaluation as of December 31, 2002, management believes the remaining carrying value of these assets is recoverable. As of June 28, 2003, the carrying value of these farming assets was $742,000 which is included with All Other in the total assets table below.

The Bulgarian wine business (the Business) in which the Company owns a 37% interest, negotiated a series of extensions of principal payment due dates and revised payment terms through August 31, 2003, after it was unable to make scheduled principal payments to a bank. The terms of the latest extension require, among other provisions, the Business to repay the majority of the principal balance plus accrued interest by August 31, 2003 and the bank will forgive a portion of the debt upon achievement of certain terms and conditions. In the event the Business does not obtain external financing to make this payment, the impact on the Business and its financial condition is likely to impair the value of its assets, and its ability to continue to operate without pursuing bankruptcy protection. At December 31, 2002, the Business evaluated the recoverability of its long-lived assets based on projected future cash flows and, accordingly, the Company believes there is not an other-than-temporary decline in value of its investment, pending the resolution of negotiations for additional financing. As of June 28, 2003, the Company's investments in and advances to the Business totaled $18,630,000. The Company's share of losses from the Business is included with All Other in the loss from foreign affiliates table below.

As  of  June  28, 2003 the Company owned approximately  20%  of  Fjord
Seafood ASA (Fjord), an integrated salmon producer and processor headquartered in Norway, which is accounted for under the equity
method.   Due  in part to sustained low world-wide salmon prices,  the per share stock price of Fjord, as quoted on the Oslo Stock Exchange, has declined during 2003. As a result of this decline, the market value of the Company's investment in Fjord, based on the June 27, 2003 closing price, was $12,376,000 compared to the carrying value of $34,498,000. If Salmon prices do not improve and Fjord continues to sustain significant operating losses, certain of Fjord's assets could be deemed to be impaired, causing material charges against Fjord's earnings for the write-downs of Fjord's asset values and accordingly, the Company would record its share of the impairment charge. In addition, material charges to Fjord's earnings could lead to violations of Fjord's bank covenants potentially resulting in further declines in Fjord's stock price. The Company is monitoring these conditions which ultimately could result in a material charge to earnings during the second half of 2003, either through the equity in earnings adjustments related to Fjord's results of operations, including impairment charges, or through a decision by the Company's management that a portion or all of the difference in market value of Fjord's stock price compared to the Company's carrying value is deemed to be an other-than temporary decline in value. The Company's share of losses from Fjord is included in All Other in the Loss from Foreign Affiliates table and the investment balance is included with Corporate Items in the Total Assets table below.


Sales to External Customers:
                                    Three Months Ended    Six Months Ended
                                    June 28,   June 29,  June 28,   June 29,
(Thousands of dollars)                2003       2002      2003       2002

Pork                               $191,187   $159,331  $345,113  $330,389
Commodity Trading and Milling       149,366    184,134   327,141   331,672
Marine                              104,038     96,648   196,324   187,463
Sugar and Citrus                     17,823     14,596    30,595    29,295
Power                                16,793     16,313    34,417    28,525
All Other                             6,676      6,082    14,160    12,683
   Segment/Consolidated Totals     $485,883   $477,104  $947,750  $920,027


Operating Income:
                                    Three Months Ended    Six Months Ended
                                    June 28,   June 29,  June 28,   June 29,
(Thousands of dollars)                2003       2002      2003       2002

Pork                               $   (259)  $ (5,352) $ (1,704) $ (2,835)
Commodity Trading and Milling         1,163      7,607     4,557    14,356
Marine                                2,387      5,562     1,436     9,175
Sugar and Citrus                      4,876      4,812     9,338     7,947
Power                                 2,476      3,287     4,941     4,912
All Other                                23        (22)      810      (536)
   Segment Totals                    10,666     15,894    19,378    33,019
Corporate Items                        (377)      (702)   (1,115)   (1,073)
   Consolidated Totals             $ 10,289   $ 15,192  $ 18,263  $ 31,946


Loss from Foreign Affiliates:
                                    Three Months Ended    Six Months Ended
                                    June 28,   June 29,  June 28,   June 29,
(Thousands of dollars)                2003       2002      2003       2002

Commodity Trading and Milling      $     41   $    (33) $ (1,659) $ (1,260)
All Other                            (2,628)    (1,786)   (4,219)   (5,504)
   Segment/Consolidated Totals     $ (2,587)  $ (1,819) $ (5,878) $ (6,764)


Total Assets:
                                                          June 28, December 31,
(Thousands of dollars)                                      2003       2002

Pork                                                    $  653,784  $  627,937
Commodity Trading and Milling                              198,631     239,187
Marine                                                     117,159     117,366
Sugar and Citrus                                            78,307      69,515
Power                                                       71,811      73,872
All Other                                                   12,785      15,971
   Segment Totals                                        1,132,477   1,143,848
Corporate Items                                            116,519     137,293
   Consolidated Totals                                  $1,248,996  $1,281,141


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments as of June 28, 2003, remained consistent with year end balances as the reduction of receivable balances was used to pay maturing debt. Cash from operating activities for the six months ended June 28, 2003, increased $61.5 million compared to the same period one year earlier. The increase in cash flows was primarily related to changes in the components of working capital, primarily a change in receivables in the Commodity
Trading and Milling segment, partially offset by lower net earnings. Within the Commodity Trading and Milling segment, lower sales in the second quarter of 2003 resulted in a decrease in receivables compared to higher sales in the second quarter of 2002 which caused an increase in receivables.

Cash from investing activities for the six months ended June 28, 2003, decreased $30.6 million compared to the same period one year earlier. The decrease primarily reflects the high levels of short-term investments sold during 2002 primarily to repay the Company's maturing revolving credit facility.

The Company invested $18.1 million in property, plant and equipment for the six months ended June 28, 2003, of which $10.7 million was expended in the Pork segment, $3.5 million in the Marine segment, $2.6 million in the Sugar and Citrus segment, and $1.3 million in other businesses of the Company.

The Company invested $10.7 million in the Pork segment primarily for the expansion of existing hog production facilities, and land acquisition and permitting activities to support the requirements of a second processing plant. In addition, the hog production facilities previously leased from Mission Funding, LLC under a master lease arrangement were also purchased during the second quarter of 2003 for a total of $25.0 million, including the assumption of $24.5 million in bank debt and a related interest payable.

The Company previously announced plans to build a second processing plant in northern Texas along with related plans to expand its vertically integrated hog production facilities. Based on current financial and market conditions in the pork industry caused by the oversupply of hogs and pork, the Company does not intend to proceed with the expansion project at this time beyond the expenditures required to allow future land development possibilities should market conditions change. If the Company ultimately pursues this project, it is also contingent on a number of other factors, including obtaining financing for the project, obtaining the necessary permits, commitments for a sufficient quantity of hogs to operate the plant, and no statutory impediments being imposed. As of June 28, 2003, $4.8 million of land, development costs, and land purchase options were included in fixed assets related to this project. During the remainder of 2003, the Company anticipates spending $4.5 million for activities to support this Texas project, and $6.1 million for improvements to existing hog production facilities and upgrades to the existing pork processing plant.

The Company invested $3.5 million in the Marine segment primarily to expand and replace fleet and cargo transportation equipment and make facility improvements. During the remainder of 2003, the Company anticipates spending $5.8 million to purchase additional equipment. In addition, the Company is reviewing its options to purchase two previously chartered vessels for $4.0 million or enter into new lease agreements for the vessels.

The Company invested $2.6 million in the Sugar and Citrus segment primarily for machinery and equipment, and improvements to sugarcane fields. During the remainder of 2003, the Company anticipates spending $1.4 million for additional improvements.

Excluding the potential Pork expansion plans, management anticipates the additional 2003 capital expenditures for existing operations will be financed by internally generated cash or the use of available short-term investments.

Cash from financing activities during the six months ended June 28, 2003 decreased $32.1 million compared to the same period in 2002 reflecting reductions in short-term borrowings.

In the first quarter of 2003, the Company extended a $20.0 million revolving credit facility, and, for use by a subsidiary in the Commodity Trading and Milling segment, entered into two new committed lines for $75.0 million and $5.0 million which are secured by certain of the Company's commodity trading inventory and accounts receivable. The new subsidiary credit lines include financial covenants for that subsidiary which require maintenance of certain levels of working capital and net worth, and limitations on debt to net worth and liabilities to net worth ratios. As of June 28, 2003, the Company had committed lines of credit totaling $125.0 million and uncommitted lines totaling $58.8 million. Borrowings outstanding under committed and uncommitted lines as of June 28, 2003 totaled $20.1 million and $19.8 million, respectively. As of June 28, 2003, standby letters of credit of $10.5 million reduced the Company's borrowing capacity.

The Company is a party to certain contract production agreements (the "Facility Agreements") with limited liability companies which own certain of the facilities used in connection with the Company's vertically integrated hog production. Through June 28, 2003, these arrangements have been accounted for as operating leases. These facilities are owned by companies considered to be VIEs in accordance with FIN 46, for which the Company is deemed to be the primary beneficiary. Accordingly, the Company will be required to consolidate these entities in the third quarter of 2003. Consolidation of these two VIEs at the beginning of the third quarter of 2003 will increase fixed assets, related debt, and noncontrolling interest by $32,862,000, $32,338,000, and $1,724,000, respectively, and the
Company will record a cumulative effect of a change in accounting principle for the excess of fixed asset depreciation over mortgage loan amortization of $1,158,000, ($706,000 net of tax, or $0.56 per common share).

In addition to the financing requirement to accommodate the Pork segment expansion plans, the Company continues to make payments on maturing Senior Notes. Management believes that the Company's current combination of liquidity, capital resources and borrowing capabilities will be adequate for its existing operations. Management is evaluating various alternatives for future financings to provide adequate liquidity for the Company's future operating and expansion plans. In addition, management intends to continue seeking opportunities for expansion in the industries in which it operates.

See Note 4 to the Condensed Consolidated Financial Statements for additional information with regard to commercial commitments and contingent obligations.


RESULTS OF OPERATIONS

Net sales for the three and six months ended June 28, 2003, increased by $8.8 and $27.7 million, respectively, compared to the same periods one year earlier. Operating income for the three and six months ended June 28, 2003 decreased by $4.9 and $13.7 million, respectively, compared to the same periods one year earlier. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Pork Segment
                             Three  Months Ended            Six Months Ended
                              June 28,  June 29,            June 28, June 29,
(Dollars in millions)           2003      2002                2003     2002

Net sales                     $ 191.2   $ 159.3             $ 345.1  $ 330.4
Operating loss                $  (0.3)  $  (5.4)            $  (1.7) $  (2.8)

Net sales for the Pork segment increased $31.9 and $14.7 million, respectively, for the three and six months ended June 28, 2003 compared to the same periods in 2002 primarily as a result of improved pork prices and, to a lesser extent, increased sales volumes for the second quarter of 2003. Excess domestic meat supplies resulted in lower sales prices throughout 2002 and into 2003, although prices have continued to improve during 2003 compared to the declining trend experienced throughout 2002. The increase in sales volume resulted from the sale of inventory built up in the first quarter of 2003 in anticipation of improved market conditions during the second quarter of 2003.

Operating losses for the Pork segment decreased $5.1 and $1.1 million, for the three and six months ended June 28, 2003, respectively, compared to the same periods in 2002. The decreases primarily reflect improved market prices discussed above partially offset by higher feed costs. The second quarter 2003 operating loss includes a $1.6 million charge for abandoned land development costs for several potential hog production sites that the Company determined it would no longer pursue. While unable to predict future market prices, management currently expects overall market conditions to continue to improve compared to prior year allowing this segment to return to positive operating income for the remainder of 2003.


Commodity Trading and Milling Segment

                             Three  Months Ended            Six Months Ended
                              June 28,  June 29,            June 28, June 29,
(Dollars in millions)           2003      2002                2003     2002

Net sales                    $ 149.3   $ 184.1              $ 327.1  $ 331.7
Operating income             $   1.2   $   7.6              $   4.6  $  14.4
Loss from foreign affiliates $   0.0   $   0.0              $  (1.7) $  (1.3)

Net sales for the Commodity Trading and Milling segment decreased $34.8 and $4.6 million for the three months and six month periods ended June 28, 2003 compared to the same periods in 2002. The decrease for the quarter is primarily the result of lower commodity trading volumes to third party customers during the second quarter of 2003 as a result of changing crop conditions in Southern Africa. The decrease for the six months is primarily attributable to lower commodity sales to affiliates and, to a lesser extent, third party customers.

Operating income for this segment decreased $6.4 and $9.8 million for the three and six months ended June 28, 2003, respectively, compared to the same periods in 2002. Operating income decreased primarily from lower margins on commodity trading activity as a result of higher freight costs and changes in local market conditions. Operating income was also decreased by, although to a lesser extent, lower commodity trading sales as discussed above and increased selling expenses and reserves for bad debts. In addition, while the Company believes its commodity futures and options are economic hedges of its firm purchase and sales contracts, the Company does not perform the extensive record-keeping required to account for commodity transactions as hedges. As a result, these derivative contracts have been marked-to-market through cost of goods sold, but the related, offsetting change in market value of the firm sales commitments have not been recognized. Operating income for 2003 included realized derivative gains of $2.0 and $1.6 million for the three and six months ended June 28, 2003 compared to gains of $2.0 and $5.2 million for the same periods in of 2002. Due to the political and economic conditions in the countries in which the Company operates, management is unable to predict future sales and operating results.

Loss from foreign affiliates remained constant for the second quarter of 2003 and increased $0.4 million for the six months ended June 28, 2003, respectively, compared to the same periods in 2002. The increase for the six months is primarily a result of increased losses at a certain African milling operation. Based on the current political and economic situations in the countries in which the flour and feed mills operate, management believes that losses from foreign affiliates may continue for the remainder of 2003.


Marine Segment
                             Three  Months Ended            Six Months Ended
                              June 28,  June 29,            June 28, June 29,
(Dollars in millions)           2003      2002                2003     2002

Net sales                     $ 104.0   $  96.6             $ 196.3  $ 187.5
Operating income              $   2.4   $   5.6             $   1.4  $   9.2

Net sales for the Marine segment increased $7.4 and $8.8 million for the three and six months ended June 28, 2003 compared to the same periods in 2002. These increases primarily reflect increased cargo volumes in most existing markets, certain new routes added during the fourth quarter of 2002, and chartering of certain company-owned vessels to carry military cargo to the Middle East. These increases were partially offset by the significant declines in cargo volumes for certain South American routes as a result of the political instability in Venezuela. Commercial activity has not yet recovered from the general strike that began in December 2002 and ended in February 2003. Lower average cargo rates also offset revenue increases when compared to the prior year.

Operating income for the Marine segment decreased $3.2 and $7.8 million, respectively, for the three and six months ended June 28, 2003 compared to the same periods in 2002, primarily reflecting the effects of the political instability and the strike in Venezuela as discussed above, higher fuel costs and, to a lesser extent, increased selling and bad debt expenses. The duration and extent of reduced demand, primarily attributed to the economic contraction in Venezuela will continue to affect future results while shipping demand for affected South American routes remains depressed. Although Management expects operating results for this segment to remain profitable for the remainder of 2003, continued economic uncertainties in certain South American routes will continue to affect profitability.


Sugar and Citrus Segment
                             Three  Months Ended            Six Months Ended
                              June 28,  June 29,            June 28, June 29,
(Dollars in millions)           2003      2002                2003     2002

Net sales                     $  17.8   $  14.6             $  30.6  $  29.3
Operating income              $   4.9   $   4.8             $   9.3  $   7.9

The functional currency of the Sugar and Citrus segment is the Argentine peso. After the Argentine government ended the one peso to one U.S. dollar parity in January 2002, the peso suffered significant and on-going devaluation throughout most of 2002. For the three and six months ended June 28, 2003, this trend has reversed and the peso has regained some value. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Net sales for the Sugar and Citrus segment increased $3.2 and $1.3 million for the three and six months ended June 28, 2003 compared to the same periods in 2002. These increases are the result of higher sugar prices partially offset by reduced sales volumes, primarily for resale sugar as a result of lower quantities of sugar purchased from third parties. The peso price of sugar has increased over the 2002 period prices to offset the effects of the devaluation of the peso. Operating income increased $0.1 and $1.4 million for the three and six months ended June 28, 2003, respectively, compared to the same periods in 2002. The higher sugar prices are beginning to be offset by increased production costs from the inflationary effect on the local production components and the improving peso exchange rate. While management is not able to predict future sugar prices or whether costs will increase more than sugar prices in the coming months, management expects operating income will remain positive for 2003.


Power Segment
                             Three  Months Ended            Six Months Ended
                              June 28,  June 29,            June 28, June 29,
(Dollars in millions)           2003      2002                2003     2002

Net sales                     $  16.8   $  16.3             $  34.4  $  28.5
Operating income              $   2.5   $   3.3             $   4.9  $   4.9

Net sales for the Power segment increased $0.5 and $5.9 million, respectively, for the three and six months ended June 28, 2003 compared to the same periods in 2002 reflecting higher average spot market rates for 2003. Throughout the first quarter of 2002, spot market prices were lower compared with 2003 reflecting, in part, lower average fuel costs, a component of pricing. Prices gradually increased during the second quarter of 2002, ultimately reaching levels more comparable with 2003. The Company has begun to contract directly with approved large power users to reduce the exposure to changes in spot market rates and currency fluctuations. Contract pricing and the valuation of the corresponding receivable is more closely tied to the U.S. dollar while spot market sales are stated in Dominican Pesos. As of June 28, 2003, the Company has approved contracts in place for approximately 50% of its capacity.

Operating income decreased $0.8 million for the three months ended June 28, 2003 and remained constant for the six months ended June 28, 2003 compared to the same periods in 2002 primarily reflecting a higher level of transmission fees assessed beginning in the second quarter of 2003 and higher fuel costs. Although net sales increased for the 2003 periods compared to 2002, these increases were offset by the increase in fuel costs and additional transmission fees. While management is not able to predict future spot market rates, it is anticipated that operating income will be lower for the remainder of 2003 compared to 2002.

Foreign exchange losses are a component of other income (expense) and not operating income. The Dominican Peso has devalued significantly against the U.S. dollar during 2003. Accordingly, the Company has incurred foreign currency losses of $4.9 and $6.7 million for the three and six months ended June 28, 2003 related to the Power division. Although the Company cannot predict foreign currency exchange rates, given the current economic condition in the Dominican Republic, it is reasonable to assume that additional foreign currency losses will be incurred during the remainder of 2003.


All Other
                             Three  Months Ended            Six Months Ended
                              June 28,  June 29,            June 28, June 29,
(Dollars in millions)           2003      2002                2003     2002

Net sales                     $   6.7   $   6.1             $  14.2  $  12.7
Operating income (loss)       $   0.0   $   0.0             $   0.8  $  (0.5)
Loss from foreign affiliates  $  (2.6)  $  (1.8)            $  (4.2) $  (5.5)

Net sales and operating income for all other businesses increased for the three and six months ended June 28, 2003 compared to similar periods in 2002. In February 2003, management signed a letter of intent for the sale of the shrimp farming and shrimp processing assets, and is currently considering various alternatives for the remaining pickle and pepper farming assets. Management evaluated the recoverability of the pickle and pepper farming assets at December 31, 2002, and currently believes the remaining book value of $0.7 million is recoverable. A future impairment charge could be recognized however, depending on final decisions regarding the alternatives for these assets.

The loss from foreign affiliates represents the Company's share of losses from equity method investments in Fjord Seafood ASA (Fjord) and a Bulgarian wine business. Continued losses from Fjord result from sustained low world-wide salmon prices. Although management cannot predict worldwide salmon prices, losses are expected to continue through the remainder of 2003. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion regarding the potential for material charges to earnings during the second half of 2003 related to Fjord.

The Bulgarian wine business (the Business) negotiated an extension of principal payment due dates and revised payment terms through August 31 2003, after it was unable to make scheduled principal payments to a bank. The terms of the latest extension require, among other provisions, the Business to repay the majority of the principal balance plus accrued interest by August 31, 2003 and the bank will forgive a portion of the debt upon achievement of certain terms and conditions. In the event the Business does not obtain external financing to make this payment, the impact on the Business and its financial condition is likely to impair the value of its assets, and its ability to continue to operate without pursuing bankruptcy protection. At December 31, 2002, the Business evaluated the recoverability of its long-lived assets based on projected future cash flows and, accordingly, the Company believes there is not an other-than-temporary decline in value of its investment, pending the resolution of negotiations for additional financing. As of
June 28, 2003, the Company's investments in and advances to the Business totaled $18,630,000.


Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $1.8 and $2.8 million, respectively, for the three and six months ended June 28, 2003 compared to the same periods in 2002. These increases primarily reflect increased selling and bad debt expenses in the Marine and Commodity Trading and Milling divisions. As a percentage of revenues, SG&A increased to 5.5% and 5.7% from 5.2% and 5.6%, respectively, for the three months and six months ended June 28, 2003 compared to the same periods in 2002.

Interest Expense

Interest expense increased $1.5 and $2.9 million, respectively, for the three and six months ended June 28, 2003 compared to the same periods in 2002. These increases are a result of higher average levels of short-term and long-term debt outstanding during the 2003 periods, partially offset by lower average interest rates.

Interest Income

Interest income decreased $0.6 and $1.6 million, respectively, for the three and six months ended June 28, 2003 compared to the same periods in 2002 primarily reflecting a reduction of average funds invested during 2003.

Foreign Currency Losses, Net

Foreign currency losses decreased $3.9 and $7.9 million for the three and six months ended June 28, 2003 compared with the same periods in 2002. The losses during 2003 primarily result from the effects of recent devaluation of the Dominican Republic peso on peso-denominated net assets of the Power division, principally customer receivables, partially offset by the effect of improvements in the Argentine peso on dollar denominated net liabilities of the Sugar and Citrus segment. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion of the Argentine peso devaluation. The Company operates in many developing countries throughout the world. The political and economic conditions of these markets cause volatility in currency exchange rates and expose the Company to risk of exchange loss.

Miscellaneous, Net

Miscellaneous, net, for the 2003 three and six-month periods include gains of $4.7 and $6.6 million, respectively, related to proceeds from settlements of antitrust litigation primarily arising out of purchases by the Company of methionine, a feed additive used by the Company. The second quarter of 2002 includes a gain of $4.9 million related to proceeds from a settlement of antitrust litigation against several manufacturers of vitamins and feed additives. Miscellaneous, net also includes losses on interest rate exchange agreements of $6.9 and $7.7 million, respectively for the three and six months ended June 28, 2003 compared to losses of $9.6 and $8.5 million respectively, for the comparable 2002 periods. These swap agreements do not qualify as hedges for accounting purposes and accordingly, changes in the market value are recorded to earnings as interest rates change.

Income Tax Expense

During the second quarter of 2002, the Company recognized a one-time tax benefit of $14.3 million related to the Company's Sugar and Citrus segment. See Note 2 to the Consolidated Financial Statements for additional discussion. Excluding the effects of the one-time benefit discussed above, the income tax benefits recorded during 2003 decreased compared to 2002 primarily due to reduced levels of current year domestic net losses subject to tax.

Other Financial Information

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 applies to an entity if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity has these certain characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. The consolidation requirements apply to all variable interest entities
(VIEs) created after January 31, 2003. The Company must apply the consolidation requirements for VIEs that existed prior to February 1, 2003 and remain in existence as of the beginning of the first reporting period beginning after June 15, 2003. See Note 1 to the Condensed Consolidated Financial Statements for the related disclosure of existing VIEs as of June 28, 2003 and the results of subsequent consolidation.


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


Item 4.  Controls and Procedures

The Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Company's Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. There has not been any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. - On May 6, 2003 Seaboard Corporation filed a report on Form 8-K including the press release of earnings of Seaboard Corporation for the first quarter ended March 29, 2003.


This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical  fact.  These statements appear in a number  of  places  in this Report and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's ability to obtain adequate financing and liquidity, (iii) the price of feed stocks and other materials used by the Company, (iv) the sale price for pork products from such operations, (v) the price for the Company's products and services,
(vi)  the  demand for power and related spot prices in  the  Dominican
Republic, (vii) the effect of currency fluctuations of the Argentine and Dominican Republic pesos, (viii) the effect of changes to the produce division operations on the consolidated financial statements of the Company, (ix) the potential effect of the proposed meat packer ban legislation, (x) the effect of the national strike in Venezuela on the Company's Marine Division, (xi) the potential effect of the Company's investments in a wine business and salmon and other seafood business on the consolidated financial statements of the Company,
(xii) the potential impact of various environmental actions pending or threatened against the Company or (xiii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q, including without limitation the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors which could cause such differences.




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  August 8, 2003

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