Form 10-Q
period 2003-09-27
SEABOARD CORP /DE/
filed 2003-11-04
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 27, 2003

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

       There were 1,255,053.90 shares of common stock, $1.00 par value per share, outstanding on October 24, 2003.

                                   Total pages in filing - 19 pages


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                               SEABOARD CORPORATION AND SUBSIDIARIES
                               Condensed Consolidated Balance Sheets
                                      (Thousands of dollars)
                                           (Unaudited)

                                             September 27,         December 31,
                                                 2003                 2002
                           Assets

Current assets:
   Cash and cash equivalents                 $   25,903            $   23,242
   Short-term investments                        33,203                30,337
   Receivables, net                             185,592               201,792
   Inventories                                  255,578               243,949
   Deferred income taxes                         18,475                15,481
   Other current assets                          33,391                42,896
Total current assets                            552,142               557,697
Investments in and advances to
  foreign affiliates                             66,771                83,855
Net property, plant and equipment               630,328               621,593
Other assets                                     19,510                17,996
Total assets                                 $1,268,751            $1,281,141

                   Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                    $   60,042            $   76,112
   Current maturities of long-term debt          55,197                55,869
   Accounts payable                              68,302                67,464
   Other current liabilities                    151,010               156,917
Total current liabilities                       334,551               356,362
Long-term debt, less current maturities         313,888               318,746
Deferred income taxes                            74,190                71,509
Other liabilities                                45,536                40,639
Total non-current and deferred liabilities      433,614               430,894
Minority interest                                 5,995                 7,154
Stockholders' equity:
   Common stock of $1 par value,
   Authorized 4,000,000 shares;
   issued and outstanding 1,255,054 shares        1,255                 1,255
   Accumulated other comprehensive loss         (58,237)              (67,284)
   Retained earnings                            551,573               552,760
Total stockholders' equity                      494,591               486,731
Total liabilities and stockholders' equity   $1,268,751            $1,281,141

                 See notes to condensed consolidated financial statements.


                       SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Statements of Earnings
                   (Thousands of dollars except per share amounts)
                                      (Unaudited)

                             Three Months Ended          Nine Months Ended
                        September 27, September 28, September 27, September 28,
                            2003          2002          2003          2002

Net sales                 $  485,417    $  429,800   $1,433,167    $1,349,827

Cost of sales and
 operating expenses          441,037       394,901    1,316,421     1,231,700

       Gross income           44,380        34,899      116,746       118,127

Selling, general and
 administrative expenses      26,535        25,588       80,638        76,870

       Operating income       17,845         9,311       36,108        41,257

Other income (expense):

   Interest expense           (6,844)       (5,129)     (20,393)      (15,777)
   Interest income               450         1,079        2,037         4,241
   Loss from foreign
     affiliates              (15,054)       (1,410)     (20,932)       (8,174)
   Minority interest            (344)          (74)        (452)         (617)
   Foreign currency loss, net   (914)         (739)      (7,015)      (14,735)
   Miscellaneous, net          5,448       (14,312)       6,780       (17,301)

      Total other income
       (expense), net        (17,258)      (20,585)     (39,975)      (52,363)

Earnings (loss) before
  income taxes and
  cumulative effect of
  changes in accounting
  principles                     587       (11,274)      (3,867)       (11,106)

Income tax benefit             1,251         5,601        1,856        22,254

Earnings (loss) before
  cumulative effect of
  changes in accounting
  principles                   1,838        (5,673)      (2,011)        11,148

Cumulative effect of
  changes in accounting
  for asset retirement
  obligations and drydock
  accruals, net of income
  tax expense of $550              -             -        3,648             -

Net earnings (loss)       $    1,838    $   (5,673)  $    1,637    $   11,148

Net earnings (loss) per
  common share:

Earnings (loss) per share
 before cumulative effect
 of changes in accounting
 principles               $     1.46    $    (3.81)  $    (1.60)    $     7.49

Cumulative effect of
  changes in accounting
  for asset retirement
  obligations and drydock
  accruals                         -             -         2.90             -

Net earnings (loss) per
  common share            $     1.46    $    (3.81)  $     1.30    $     7.49

Dividends declared per
  common share            $     0.75    $     0.75   $     2.25    $     1.75

Average number of shares
  outstanding              1,255,054     1,487,520    1,255,054     1,487,520

Pro forma amounts assuming
  changes in accounting for
  asset retirement
  obligations and drydock
  accruals were applied
  retroactively:

Net earnings (loss)       $    1,838    $   (6,166)  $   (2,011)   $   11,661

Net earnings (loss) per
  common share            $     1.46    $    (4.15)  $    (1.60)   $     7.84

                  See notes to condensed consolidated financial statements.



                       SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                             (Thousands of dollars)
                                   (Unaudited)

                                                        Nine Months Ended
                                                   September 27,  September 28,
                                                       2003           2002

Cash flows from operating activities:
   Net earnings                                      $   1,637      $  11,148
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                    47,715         37,780
       Loss from foreign affiliates                     20,932          8,174
       Foreign currency exchange loss (gain)            (3,891)        12,526
       Cumulative effect in accounting changes, net     (3,648)             -
       Deferred income taxes                            (4,427)       (24,947)
   Changes in current assets and liabilities:
        Receivables, net of allowance                   18,801         (1,089)
        Inventories                                     (8,292)       (30,947)
        Other current assets                             9,065         14,245
        Current liabilities exclusive of debt              (39)         9,732
   Other, net                                           (3,068)        (3,387)
Net cash from operating activities                      74,785         33,235
Cash flows from investing activities:
   Purchase of short-term investments                  (32,036)      (123,916)
   Proceeds from the sale or maturity of short-term
     investments                                        29,671        181,087
   Investments in and advances to foreign affiliates,
     net                                                 (393)        (27,033)
   Capital expenditures                               (25,050)        (34,115)
   Other, net                                           3,848           1,696
Net cash from investing activities                    (23,960)         (2,281)
Cash flows from financing activities:
   Notes payable to banks, net                        (16,070)         (2,387)
   Principal payments of long-term debt               (30,655)        (29,530)
   Dividends paid                                      (2,824)         (2,603)
   Bond construction fund                                 655             569
   Other, net                                          (1,611)              -
Net cash from financing activities                    (50,505)        (33,951)
Effect of exchange rate change on cash                  2,341          (4,167)
Net change in cash and cash equivalents                 2,661          (7,164)
Cash and cash equivalents at beginning of year         23,242          22,997
Cash and cash equivalents at end of period           $ 25,903       $  15,833

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


Interest Rate Exchange Agreements

The Company's interest rate exchange agreements do not qualify as hedges for accounting purposes. While the three months ended September 27, 2003 includes gains of $4,768,000, the nine month period includes losses of $2,926,000 related to these swaps. This compares to losses of $14,161,000 and $22,639,000 for the same periods of 2002. The gains and losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of amounts paid or received. The 2003 amounts include net payments of $2,175,000 and $5,118,000 for the three and nine month periods, respectively, resulting from the difference between the fixed rate paid and variable rate received on these contracts compared with payments of $1,808,000 and $4,106,000 for the same periods in 2002.


Supplemental Non-cash Disclosures

As  more  fully  described in Note 2, the volatility of the  Argentine peso has affected the U.S. dollar value of the peso-denominated assets
and  liabilities  of the Sugar and Citrus segment.   During  the  nine
months  ended  September 27, 2003, the Company recorded  non-cash  net gains  of  $3,891,000 compared with non-cash net losses of $12,526,000 for the same 2002 period related to revaluations of certain dollar denominated net liabilities. In addition, see Note 2 for a discussion of  the tax benefits recorded in the second quarter of 2002 related to the  devaluation. The following table shows the non-cash impact of the change in exchange rates on various peso-denominated balance sheet categories, caused by the peso devaluation during 2002 and subsequent strengthening during 2003.
                                                   Nine Months Ended
                                                September 27,    September 28,
Increase (Decrease) (thousands of dollars)         2003             2002

Working capital                                   $ 7,555         $(16,470)
Fixed assets                                        6,949          (35,226)
Other long-term net assets or liabilities              62           (1,908)

During the second quarter of 2003, in connection with the purchase of certain hog production facilities previously leased under a master lease agreement, the Company recorded fixed assets of $25,042,000, and assumed debt and a related interest payable totaling $24,507,000. See
Note 5 for additional discussion.


Accounting Changes and New Accounting Standards

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which required the Company to record a long-lived asset and related liability for asset retirement obligation costs associated with the closure of the hog lagoons it is legally obligated to close. Accordingly, on January 1, 2003, the Company recorded the cumulative effect of the change in accounting principle with a charge to earnings of $2,195,000 ($1,339,000 net of tax), an increase in fixed assets of $3,221,000, and the recognition of a liability, discounted to reflect present value, of $5,416,000. The retirement asset is amortized over the economic life of the related asset. The Company currently estimates the annual accretion of the liability and amortization of the assets during 2003 will increase cost of sales by approximately $540,000. The adoption of SFAS 143 decreased operating income by $143,000 and $398,000, and net earnings by $87,000 and $243,000, or $0.07 and $0.19 per common share respectively, for the three and nine months ended September 27, 2003. If the Company had adopted SFAS 143 retroactively to January 1, 2002, operating income, net earnings and net earnings per common share would have decreased by $117,000, $71,000 and $0.05 per share, respectively, for the three months ended and $349,000, $213,000 and $0.14 per share, respectively, for the nine months ended September 28, 2002.

Through December 31, 2002, costs expected to be incurred during regularly scheduled drydocking of vessels were accrued ratably prior to the drydock date. Effective January 1, 2003, the Company changed its method of accounting for these costs from the accrual method to the direct-expense method. Under the new accounting method, drydock maintenance costs are recognized as expense when maintenance services are performed. The Company believes the newly adopted accounting principle is preferable in these circumstances because the maintenance expense is not recorded until the maintenance services are performed and, accordingly, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method. As a result, on January 1, 2003, the Company reversed the balance of the accrued liability for drydock maintenance as of December 31, 2002 for its Marine, Commodity Trading and Milling, and Power segments, resulting in an increase in earnings of $6,393,000 ($4,987,000 net of related tax expense) as a cumulative effect of a change in accounting principle. The application of the new accounting principle decreased operating income and net earnings for the third quarter of 2003 by $38,000 and $97,000, respectively ($0.08 per common share). For the nine  months  ended  September  27, 2003,  operating  income  and  net earnings increased $394,000 and $316,000, respectively ($0.25 per common share). The Company currently estimates the change from accruing in advance to expensing as incurred will reduce cost of sales by approximately $800,000 during 2003. If the change in accounting principle was made retroactively to January 1, 2002, operating income, net earnings and net earnings per common share would have decreased by $835,000, $422,000, and $0.28 per share respectively, for the 2002 three month period and increased $720,000 and $726,000, and $0.49 per common share respectively, for the 2002 nine month period.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 applies to an entity if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity has these characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. In October 2003, the FASB delayed the effective date of FIN 46. Accordingly, while the consolidation requirements apply to all variable interest entities (VIEs) created after January 31, 2003, for VIEs that existed prior to February 1, 2003, the consolidation requirements will be effective for reporting periods ending after December 15, 2003 for those VIEs that remain in existence.

The Company is a party to certain contract production agreements (the "Facility Agreements") with limited liability companies which own certain of the facilities used in connection with the Company's vertically integrated hog production. Through September 27, 2003, these arrangements have been accounted for as operating leases. These facilities are owned by companies considered to be VIEs in accordance with FIN 46, for which the Company is deemed to be the primary beneficiary. Accordingly, the Company will be required to consolidate these entities in the fourth quarter of 2003. Under one Facility Agreement, the Company has certain rights to acquire any or all of the properties at the conclusion of their respective terms at a price which is expected to reflect estimated fair market value of the property. In the event the Company does not acquire any property which it has ceased to lease, the Company has a limited obligation for any deficiency between the amortized cost of the property and the price for which it is sold, up to a maximum of 80% to 87% of amortized cost. As of September 27, 2003, the value of fixed assets related to this property was $31,219,000. Consolidation of these VIEs on September 27, 2003 would have increased fixed assets, related debt and noncontrolling interest by $32,342,000, $31,919,000 and $1,791,000, respectively, with a cumulative effect of a change in accounting principle for the excess of fixed asset depreciation over mortgage loan amortization of $1,206,000, ($736,000 net of tax, or $0.59 per common share). These amounts are not expected to change materially by December 31, 2003, the date of adoption for FIN 46.


Note 2 - Comprehensive Income (Loss)

Components of total comprehensive income (loss), net of related taxes, are summarized as follows:

                            Three Months Ended          Nine Months Ended
                        September 27, September 28, September 27, September 28,
(Thousands of dollars)      2003          2002          2003          2002

Net (loss) income          $1,838       $(5,673)      $ 1,637       $11,148

Other comprehensive income
 (loss) net of applicable
 taxes:
  Foreign currency
   translation adjustment      30         5,290         9,175         1,648
  Unrealized gains (losses)
   on investments              79          (190)          117           (63)
  Net unrealized gains
   (losses) on foreign
   exchange cash flow
   hedges                     (19)          (70)          (94)            6
   Amortization of deferred
   gain on interest rate
   swaps                      (51)          (50)         (151)         (150)

Total comprehensive income
 (loss)                    $1,877       $  (693)      $10,684       $12,589

The components of and changes in accumulated other comprehensive loss for the nine months ended September 27, 2003 are as follows:

                                           Balance                  Balance
                                         December 31,   Period    September 27,
(Thousands of dollars)                      2002        Change       2003

Foreign currency translation adjustment   $(62,555)     $9,175      $(53,380)
Unrealized gain on investments                 118         117           235
Unrecognized pension cost                   (5,799)          -        (5,799)
Net unrealized loss on cash flow hedges          -         (94)          (94)
Deferred gain of interest rate swaps           952        (151)          801

Accumulated other comprehensive loss      $(67,284)     $9,047      $(58,237)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Company's Sugar and Citrus segment as first recorded by the Company in the fourth quarter of 2001 when the one to one parity with the U.S. dollar was lifted. Since that time, the peso has devalued approximately 66%. As of September 27, 2003, the Company had net assets with a carrying value of $61,045,000 denominated in Argentine pesos which have been revalued through the foreign currency translation adjustment. In addition, the Company had $10,503,000 of dollar denominated net liabilities which are first revalued to the peso currency through earnings. During 2003, the strengthening of the peso increased total stockholders' equity by $11,215,000 including an earnings increase of $758,000 for the dollar denominated net liabilities, and a positive translation adjustment of $10,457,000 included as a component of other comprehensive income. During 2002, the devaluation of the peso resulted in a charge against earnings of $12,526,000 for the nine months ended September 28, 2002 for the dollar denominated net liabilities, and an additional translation loss of $37,262,000 included as a component of other comprehensive loss. Until the second quarter of 2002, no tax benefit was provided related to the reduction to stockholders' equity. However, after a series of transactions was completed which changed the organizational structure of the Company's Sugar and Citrus segment, a deferred tax benefit of $34,641,000 relating to the currency translation adjustment component of accumulated other comprehensive loss, and a one-time current benefit of $14,303,000 were recorded in the second quarter of 2002. Since then, income taxes have been accrued at a 35% rate.

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the foreign currency translation loss discussed above, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.


Note 3 - Inventories

The following is a summary of inventories at September 27, 2003 and December 31, 2002 (in thousands):


                                                   September 27,   December 31,
                                                      2003            2002
At lower of LIFO cost or market:
      Live hogs & materials                          $136,004        $129,386
      Dressed pork & materials                         20,297          21,198
                                                      156,301         150,584
      LIFO allowance                                  (15,149)        (11,422)
              Total inventories at lower of LIFO
                cost or market                        141,152         139,162
At lower of FIFO cost or market:
      Grain, flour and feed                            85,214          80,618
      Sugar produced & in process                      12,331           9,929
      Other                                            16,881          14,240
              Total inventories at lower of FIFO
                cost or market                        114,426         104,787
               Total inventories                     $255,578        $243,949


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

If any of the Bills containing the proposed language become law, it could have a material adverse effect on the Company, its operations and its strategy of vertical integration in the pork business. Currently, the Company owns and operates production facilities and owns swine and produces over three million hogs per year. If passed in their current form, the Bills would prohibit the Company from owning or controlling hogs, and thus would require the Company to divest these operations, possibly at prices which are below the carrying value of such assets on the Company's balance sheet, or otherwise restructure its ownership and operation. At September 27, 2003, the Company had $385,512,000 in hog production facilities classified as net fixed assets on the Condensed Consolidated Balance Sheet and approximately $32,342,000 in hog production facilities under facility agreements (see Note 1 for a discussion of FIN 46). In addition, the Company has $136,004,000 invested in live hogs and related materials classified as inventory on the Consolidated Balance Sheet.

The Bills could also be construed as prohibiting or restricting the Company from engaging in various contractual arrangements with third party hog producers, such as traditional contract finishing arrangements. At September 27, 2003, the Company had approximately $98,784,000 in commitments through 2018 for various grower finishing agreements. In addition, another bill was introduced in the Senate in May 2003 which prohibits or severely limits the use of forward contracts for hog purchases. Accordingly, the Company's ability to contract for the supply of hogs to its processing facility could be significantly, negatively impacted.

The Company, along with industry groups and other similarly situated companies are vigorously lobbying against enactment of any such legislation. However, Management cannot presently predict the ultimate outcome.

The Company is a defendant in a pending arbitration proceeding brought by the owner of a chartered barge and tug which were damaged by fire after delivery of the cargo. Damages of $47.6 million are alleged. The Company received a ruling in the arbitration proceeding in its favor which dismisses the principal theory of recovery and that ruling has been upheld on appeal. The plaintiff has the right to continue the arbitration based on other legal theories, but currently the plaintiff is not actively prosecuting the matter. The Company believes that it will have no responsibility for the loss.

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

The Company is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to have a materially adverse effect on the consolidated financial statements of the Company.

Certain of the Company's nonconsolidated affiliates and third party contractors who perform services for the Company have bank debt supporting their underlying operations. From time to time, the Company will provide partial guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further the Company's business objectives. The Company is not compensated for these guarantees. The following table sets forth the terms of guarantees of third party and nonconsolidated affiliate bank indebtedness outstanding at September 27, 2003.

Guarantee beneficiary                            Maximum exposure   Maturity

Foreign non-consolidated affiliate grain
  processor-Uganda                                  $1,300,000        2004

Foreign non-consolidated affiliate food
  product distributor-Ecuador                       $  400,000        2004

Various hog contract growers                        $1,585,000        2004

The Company's guarantees of the various hog contract growers secure underlying debt that does not mature until 2013 and 2014 and may require annual renewal until the related debt matures.

The Company's Sugar and Citrus segment has agreed to market certain sugar product for a third party under a contract expiring in 2008. In the event the Company does not perform under the contract, it would be responsible to make payments to the third party of a maximum of $1,000,000 for 2003, decreasing annually to $200,000 in 2008.

As of September 27, 2003, the Company had outstanding $20,541,000 of standby letters of credit (LCs) with various banks to facilitate operations of consolidated subsidiaries and limited affiliate projects. Of these LCs, $8,822,000 reduced available borrowing capacity under the Company's credit lines. One LC for 4,000,000 Euros (approximately $4,590,000) was issued to facilitate bridge borrowing from a bank for the Company's Bulgarian wine affiliate which will be repaid (and LC cancelled) from proceeds of escrowed funds generated from the sale of certain fixed assets and inventory of that affiliate. Because the contracted sales price of the assets serving as collateral for the LC was in excess of LC amount, the Company did not record a liability for this LC. The Company also obtained an LC for approximately $1,519,000 to support purchases for a non-controlled affiliate mill expansion project. While this affiliate has sufficient liquidity to pay for the improvements, the mill is located in Haiti and the LC was posted in lieu of advance vendor payments for the purchases.


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

Management ceased its shrimp, pickle and pepper farming operations in Honduras in the fourth quarter of 2001. During the third quarter of 2003, the Company sold its shrimp farming and shrimp processing assets for $3,900,000, including cash received of $200,000 and notes receivable of $3,700,000, due in annual installments through 2009. Since a significant portion of the proceeds is in the form of a note receivable, the Company will use the cost recovery method of accounting, and no gain will be recognized by the Company until the actual cash is collected. The remaining book value of the assets sold of $2,744,000 is reflected as assets sold under contract and is included in other assets on the consolidated Balance Sheet. In addition, certain pickle and pepper farming assets are leased to local farmers. The remaining carrying value of the pickle and farming assets to be disposed is not material.

As of September 27, 2003 the Company owned approximately 20% of Fjord Seafood ASA (Fjord), an integrated salmon producer and processor headquartered in Norway, which is accounted for on a three-month lag using the equity method. Due primarily to sustained low world-wide salmon prices, Fjord's second quarter losses included asset impairment charges primarily related to inventory and fixed assets of which the Company recorded its share, $6,684,000, during the third quarter of
2003.   However, world-wide salmon prices have begun to improve during the third quarter. On October 30, 2003, Fjord announced their third quarter earnings which included additional asset impairments, and a bank waiver regarding the covenant of EBITDA to Net Interest Bearing Debt. These additional asset impairments relate to write-downs of licenses and fixed assets of its United States operation as a result of a recent unfavorable U.S. Court ruling restricting Fjord from the use of its genetic material and requiring extended fallowing of sites. Accordingly, the Company also recorded its share of these asset impairments, $5,737,000, in the third quarter of 2003. As of September 27, 2003, the carrying value of the Company's investment in Fjord was $21,166,000 compared to a market value of approximately $34,475,000 (based on September 26, 2003 per share stock price of 2.77 NOK per share, as quoted on the Oslo Stock Exchange), which has remained fairly constant through November 4, 2003. On November 4, 2003, Fjord announced a private placement, subject to approval by the Oslo Stock Exchange, of 36,363,636 shares at 2.75 NOK per share. This private placement will decrease the Company's ownership in Fjord to below 20% and may result in the Company changing its accounting for this investment from the equity method to the cost method during the fourth quarter of 2003. The Company's share of losses from Fjord is included in All Other in the Loss from Foreign Affiliates table and the investment balance is included with Corporate Items in the Total Assets table below.

The Bulgarian wine business (the Business), in which the Company owns approximately 37% and accounts for using the equity method, had negotiated a series of extensions after it was unable to make scheduled principal payments to a bank. During the third quarter of 2003, the Business successfully negotiated a refinancing of certain of its debt. As part of the refinancing, the bank forgave a portion of the debt and the Business contracted to sell certain assets, the proceeds of which will be used to repay a portion of the principal balance plus accrued interest. As a result of this transaction, the Business incurred a loss from the sale of assets, net of the gain from debt forgiveness, of which the Company recorded its share, $1,489,000, during the third quarter of 2003. As of September 27, 2003, the book value of Company's investments in and advances to the Business totaled $16,914,000. The Company's share of losses from the Business is included with All Other in the loss from foreign affiliates table below.

As the sugar and citrus segment operates solely in Argentina with primarily local sales and operating expenses, the functional currency is the Argentine peso. As described in Note 2, as a result of currency fluctuations, the carrying value of peso-denominated assets have increased by $15,972,000 during 2003.


Sales to External Customers:
                            Three Months Ended          Nine Months Ended
                       September 27, September 28,  September 27, September 28,
(Thousands of dollars)    2003          2002           2003          2002

Pork                     $186,125      $147,864      $  531,238    $  478,253
Commodity Trading and
  Milling                 151,830       152,845         478,971       484,517
Marine                     99,301        91,801         295,625       279,264
Sugar and Citrus           22,710        14,364          53,305        43,659
Power                      18,099        16,338          52,516        44,863
All Other                   7,352         6,588          21,512        19,271
   Segment/Consolidated
    Totals               $485,417      $429,800      $1,433,167    $1,349,827


Operating Income:
                            Three Months Ended          Nine Months Ended
                       September 27, September 28,  September 27, September 28,
(Thousands of dollars)    2003          2002           2003          2002

Pork                     $  3,954      $ (2,397)     $    2,250    $   (5,232)
Commodity Trading and
  Milling                   5,445         3,480          10,002        17,836
Marine                     (1,394)        3,190              42        12,365
Sugar and Citrus            5,899         3,375          15,237        11,322
Power                       3,309         2,488           8,250         7,400
All Other                     832           121           1,642          (415)
   Segment Totals          18,045        10,257          37,423        43,276
Corporate Items              (200)         (946)         (1,315)       (2,019)
   Consolidated Totals   $ 17,845      $  9,311      $   36,108    $   41,257


Loss from Foreign Affiliates:
                            Three Months Ended          Nine Months Ended
                       September 27, September 28,  September 27, September 28,
(Thousands of dollars)    2003          2002           2003          2002

Commodity Trading and
  Milling                $    788      $   (427)     $     (871)   $   (1,687)
All Other                 (15,842)         (983)        (20,061)       (6,487)
   Segment/Consolidated
    Totals               $(15,054)     $ (1,410)     $  (20,932)   $   (8,174)


Total Assets:
                                                September 27,   December 31,
(Thousands of dollars)                              2003            2002

Pork                                             $  642,892      $  627,937
Commodity Trading and Milling                       223,397         239,187
Marine                                              113,502         117,366
Sugar and Citrus                                     83,350          69,515
Power                                                75,464          73,872
All Other                                            15,788          15,971
   Segment Totals                                 1,154,393       1,143,848
Corporate Items                                     114,358         137,293
   Consolidated Totals                           $1,268,751      $1,281,141


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments as of September 27, 2003, remained consistent with year end balances as the reduction of receivable balances and cash generated from current operating activities was used to pay maturing debt and fund capital expenditures. Cash from operating activities for the nine months ended September 27, 2003, increased $41.6 million compared to the same period one year earlier. The increase in cash flows was primarily related to an improvement in net earnings after adjustment for non-cash items, and changes in the components of working capital, primarily in the Commodity Trading and Milling segment. Within the Commodity Trading and Milling segment, lower sales in 2003 resulted in a decrease in receivables and a smaller increase in inventories compared to higher sales during 2002 which caused an increase in receivables and a larger increase in inventories for 2002.

Cash from investing activities for the nine months ended September 27, 2003, decreased $21.7 million compared to the same period one year earlier. The decrease primarily reflects the higher net sales of short-term investments during 2002 partially offset by an additional $26.9 million investment in Fjord Seafood ASA in 2002, which increased the Company's percentage ownership to approximately 20%.

The Company invested $25.1 million in property, plant and equipment for the nine months ended September 27, 2003, of which $14.5 million was expended in the Pork segment, $4.7 million in the Marine segment, $3.9 million in the Sugar and Citrus segment, and $2.0 million in other businesses of the Company.

The Company invested $14.5 million in the Pork segment primarily for the expansion of existing hog production facilities, and land acquisition and permitting activities to support the requirements of a second processing plant. In addition, the hog production facilities previously leased from Mission Funding, LLC under a master lease arrangement were also purchased during the second quarter of 2003 for a total of $25.0 million, including the assumption of $24.5 million in bank debt and a related interest payable.

The Company previously announced plans to build a second processing plant in northern Texas along with related plans to expand its vertically integrated hog production facilities. Based on current financial and market conditions in the pork industry caused by the oversupply of hogs and pork, the Company does not intend to proceed with the expansion project at this time beyond the expenditures required to allow future land development possibilities should market conditions change. If the Company ultimately pursues this project, it is also contingent on a number of other factors, including obtaining financing for the project, obtaining the necessary permits, commitments for a sufficient quantity of hogs to operate the plant, and no statutory impediments being imposed. As of September 27, 2003, $7.6 million of land, development costs, and land purchase options were included in fixed assets related to this project. During the remainder of 2003, the Company anticipates spending $1.5 million for activities to support this Texas project, and $2.4 million for improvements to existing hog production facilities and upgrades to the existing pork processing plant.

The Company invested $4.7 million in the Marine segment primarily to expand and replace fleet and cargo transportation equipment and make facility improvements. Instead of purchasing two previously charted vessels during the third quarter, the Company entered into new leasing arrangements. During the remainder of 2003, the Company anticipates spending $6.7 million to purchase additional equipment.

The Company invested $3.9 million in the Sugar and Citrus segment primarily for machinery and equipment, and improvements to sugarcane fields. During the remainder of 2003, the Company anticipates spending $0.4 million for additional improvements.

Excluding the potential Pork expansion plans, management anticipates the additional 2003 capital expenditures for existing operations will be financed by internally generated cash or the use of available short-term investments.

Cash from financing activities during the nine months ended September 27, 2003 decreased $16.6 million compared to the same period in 2002 primarily reflecting reductions in short-term borrowings.

In the first quarter of 2003, the Company extended a $20.0 million revolving credit facility, and entered into two new committed lines for $75.0 million and $5.0 million for use by a subsidiary in the Commodity Trading and Milling segment. The new subsidiary credit lines are secured by certain of the Company's commodity trading inventory and accounts receivable and include financial covenants for that subsidiary which require maintenance of certain levels of working capital and net worth, and limitations on debt to net worth and liabilities to net worth ratios. As of September 27, 2003, the Company had committed lines of credit totaling $125.0 million and uncommitted lines totaling $58.8 million. Borrowings outstanding under committed and uncommitted lines as of September 27, 2003 totaled $40.0 million and $20.0 million, respectively. As of September 27, 2003, standby letters of credit of $8.8 million reduced the Company's borrowing capacity.

The Company is a party to certain contract production agreements (the "Facility Agreements") with limited liability companies which own certain of the facilities used in connection with the Company's vertically integrated hog production. Through September 27, 2003, these arrangements have been accounted for as operating leases. These facilities are owned by companies considered to be variable interest entities (VIEs) in accordance with Financial Accounting Standards Board Interpretation No. 46 (FIN 46), for which the Company is deemed to be the primary beneficiary. Accordingly, the Company will be required to consolidate these entities in the fourth quarter of 2003. Consolidation of these VIEs as of September 27, 2003 would have increased fixed assets, related debt and noncontrolling interest by $32,362,000, $31,919,000, and $1,791,000 respectively, with a cumulative effect of a change in accounting principle for the excess of fixed asset depreciation over mortgage loan amortization of $1,206,000, ($736,000 net of tax, or $0.59 per common share). These amounts are not expected to change materially by December 31, 2003, the date of adoption for FIN 46.

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


RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 27, 2003, increased by $55.6 and $83.3 million, respectively, compared to the same periods one year earlier. Operating income increased by $8.5 million for the quarter and decreased $5.1 million for the nine month period compared to the same periods one year earlier. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Pork Segment
                          Three Months Ended            Nine Months Ended
                      September 27, September 28,   September 27, September 28,
(Dollars in millions)     2003          2002            2003          2002

Net sales                $ 186.1       $ 147.9         $ 531.2       $ 478.3
Operating income (loss)  $   4.0       $  (2.4)        $   2.3       $  (5.2)

Net sales for the Pork segment increased $38.2 and $52.9 million, respectively, for the three and nine months ended September 27, 2003 compared to the same periods in 2002 primarily as a result of improved pork prices. Excess domestic meat supplies resulted in lower sales prices throughout 2002 and into early 2003, although prices have generally improved during 2003 compared with the first nine months of 2002.

Operating income for the Pork segment increased $6.4 and $7.5 million, for the three and nine months ended September 27, 2003, respectively, compared to operating losses for the same periods in 2002. The increases primarily reflect improved market prices discussed above, partially offset by higher feed costs and higher costs of hogs purchased from third parties. Included in the 2003 nine month period is a $1.6 million charge incurred in the second quarter for abandoned land development costs for several potential hog production sites that the Company determined it would no longer pursue. While unable to predict future market prices, management currently expects overall market conditions to continue to improve compared to prior year allowing this segment to maintain its positive operating income for the remainder of 2003.

Commodity Trading and Milling Segment

                          Three Months Ended            Nine Months Ended
                      September 27, September 28,   September 27, September 28,
(Dollars in millions)     2003          2002            2003          2002

Net sales                $ 151.8       $ 152.8         $ 479.0       $ 484.5
Operating income         $   5.4       $   3.5         $  10.0       $  17.8
Income (loss) from
  foreign affiliates     $   0.8       $  (0.4)        $  (0.9)      $  (1.7)

Net sales for the Commodity Trading and Milling segment decreased $1.0 and $5.5 million for the three and nine months ended September 27,
2003 compared to the same periods in 2002. The decreases are primarily the result of lower commodity trading volumes to third party customers during 2003 as a result of changing crop conditions in Southern Africa, partially offset by higher average selling prices and increased sales to affiliates.

Operating income for this segment increased $1.9 million for the quarter but decreased $7.8 million for the nine months ended September 27, 2003, respectively, compared to the same periods in 2002. Operating income decreased for the nine month period primarily from lower margins on commodity trading activity as a result of changing crop conditions in Southern Africa, as noted above, and to a lesser extent, increased selling expenses and reserves for bad debts. In addition, while the Company believes its commodity futures and options are economic hedges of its firm purchase and sales contracts, the Company does not perform the extensive record-keeping required to account for commodity transactions as hedges. As a result, these derivative contracts have been marked-to-market through cost of goods sold, but the related, offsetting change in market value of the firm sales commitments have not been recognized. Operating income for 2003 included realized derivative gains of $0.3 and $2.0 million for the three and nine months ended September 27, 2003 compared to a 2002 loss of $0.5 million for the third quarter and a year-to-date gain of $4.8 million. Due to the political and economic conditions in the countries in which the Company operates, management is unable to predict future sales and operating results.

Income (loss) from foreign affiliates improved $1.2 and $0.8 million for the three and nine months ended September 27, 2003, respectively, compared to the same periods in 2002. The improved results primarily reflect profitable operations during the quarter for certain milling operations. Based on the current political and economic situations in the countries in which the flour and feed mills operate, management cannot predict whether these foreign affiliates will continue to be profitable for the remainder of 2003.

Marine Segment
                          Three Months Ended            Nine Months Ended
                      September 27,  September 28,  September 27, September 28,
(Dollars in millions)     2003           2002           2003          2002

Net sales                $  99.3        $  91.8        $ 295.6       $ 279.3
Operating income (loss)  $  (1.4)       $   3.2        $   0.0       $  12.4

Net sales for the Marine segment increased $7.5 and $16.3 million for the three and nine months ended September 27, 2003 compared to the same periods in 2002. These increases primarily reflect increased cargo volumes in most existing markets, certain new routes added during the fourth quarter of 2002, and chartering of certain company-owned vessels to carry military cargo to the Middle East, partially offset by a decrease in average cargo rates. However, since March 2002, this segment's operations began to experience significant declines in cargo volumes for certain South American routes as a result of the political instability in Venezuela. Commercial activity has not yet recovered from the general strike that began in December 2002 and ended in February 2003.

Operating income for the Marine segment decreased $4.6 and $12.4 million, respectively, for the three and nine months ended September 27, 2003 compared to the same periods in 2002, primarily reflecting the impact of the political instability in Venezuela, discussed above, higher fuel costs and, to a lesser extent, increased selling expenses as a result of new routes. The reduced margin for the comparative nine month periods also reflects a higher level of bad debt expense. The duration and extent of reduced shipping demand, primarily attributed to the economic contraction in Venezuela, will continue to affect future results while shipping demand for affected South American routes remains depressed. Management is not able to predict when economic conditions will improve for the markets in which this segment operates, and cannot predict whether this segment will return to profitable operations during the remainder of the year.

Sugar and Citrus Segment
                          Three Months Ended            Nine Months Ended
                      September 27,  September 28,  September 27, September 28,
(Dollars in millions)     2003           2002           2003          2002

Net sales                $  22.7        $  14.4        $  53.3       $  43.7
Operating income         $   5.9        $   3.4        $  15.2       $  11.3

The functional currency of the Sugar and Citrus segment is the Argentine peso. After the Argentine government ended the one peso to one U.S. dollar parity in January 2002, the peso suffered significant and on-going devaluation throughout the first half of 2002 before stabilizing somewhat for the last half of the year. During 2003, the peso has regained some value. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Net  sales  for the Sugar and Citrus segment increased $8.3  and  $9.6 million for the three and nine months ended September 27, 2003 compared to the same periods in 2002. These increases are primarily the result of higher sugar prices and, to a lesser extent for the quarter, higher sales volumes. Year-to-date sales volumes remain lower as a result of lower quantities of sugar purchased from third parties, partially offsetting the increase in sales price. The peso price of sugar has increased over the 2002 period prices to offset the effects of the devaluation of the peso. Operating income increased $2.5 and $3.9 million for the three and nine months ended September 27, 2003, respectively, compared to the same periods in 2002 primarily from the increase in net sales. While management is not able to predict future sugar prices or whether costs will increase more than sugar prices in the coming months, management expects operating income will remain positive for 2003.

Power Segment
                          Three Months Ended            Nine Months Ended
                      September 27,  September 28,  September 27, September 28,
(Dollars in millions)     2003           2002           2003          2002

Net sales                 $  18.1       $  16.3        $  52.5       $  44.9
Operating income          $   3.3       $   2.5        $   8.3       $   7.4

Net  sales  for the Power segment increased $1.8 and $7.6 million  for the three and nine months ended September 27, 2003 compared to the same periods in 2002, primarily reflecting an increase in rates. During 2003, spot prices have increased as a result of higher fuel costs, a component of pricing, and have also been impacted by the change in the exchange rate for Dominican pesos (see discussion below). The Company continues to contract directly with large power users to reduce the exposure to changes in spot market rates and currency fluctuations. Contract pricing and the valuation of the corresponding receivable is more closely tied to the U.S. dollar while spot market sales are stated in Dominican Pesos. As of September 27, 2003, the Company has contracts in place for approximately 57% of its capacity.

Operating income increased $0.8 and $0.9 million for the three and nine months ended September 27, 2003 respectively, compared to the same periods in 2002 primarily reflecting higher sales prices. The economy and liquidity in Dominican Republic (D.R.) has weakened significantly during 2003, causing delays in the collection of certain large customer accounts associated with the D.R. government. The trade receivables for this segment have nearly doubled during the third quarter and management continues to monitor the situation closely. While management is not able to predict whether multilateral credit agencies will provide funding support to this country as currently being discussed, funding would provide needed liquidity to help the government pay its commercial debts. Although management cannot predict future spot market rates or potential funding support, it is anticipated that operating income will remain positive for the remainder of 2003.

Foreign exchange losses are a component of other income (expense) and not operating income. While the Dominican Peso has stabilized somewhat during the third quarter, it devalued significantly against the U.S. dollar during the first half of 2003. Accordingly, the Company incurred foreign currency losses of $6.1 million for the nine months ended September 27, 2003 related to the Power division. Although the Company cannot predict foreign currency exchange rates, given the current economic condition in the D.R., without funding support it is reasonable to assume that there is the potential for additional foreign currency losses during the remainder of 2003.

All Other
                          Three Months Ended            Nine Months Ended
                      September 27,  September 28,  September 27, September 28,
(Dollars in millions)     2003           2002           2003          2002

Net sales                  $   7.4   $   6.6      $  21.5   $  19.3
Operating income (loss)    $   0.8   $   0.1      $   1.6   $  (0.4)
Loss from foreign
  affiliates               $ (15.8)  $  (1.0)     $ (20.1)  $  (6.5)

Net sales and operating income for all other businesses increased for the three and nine months ended September 27, 2003 compared to the same periods in 2002 primarily from improvements in the Produce Division. During the third quarter of 2003, the Company sold the shrimp farming and shrimp processing assets. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion.

The loss from foreign affiliates represents the Company's share of losses from equity method investments in Fjord Seafood ASA (Fjord) and a Bulgarian wine business. Operating results for these investments are recorded on a three-month lag. Continued losses from Fjord result primarily from low world-wide salmon prices and asset impairment charges. Salmon prices have recently begun to improve, however. The losses recorded by the Company during the third quarter include
$6.7 million for the Company's share of asset impairment charges incurred by Fjord during its second quarter, primarily related to inventory and fixed assets, and additional impairment charges totaling $5.7 million relating to Fjord's third quarter impairments which resulted mostly from an unfavorable U.S. Court ruling restricting the use of its genetic material and requiring extended fallowing of sites for its U.S. operations. Although management cannot predict future salmon prices, losses are expected to continue through the remainder of 2003. The market value of the Company's investment in Fjord, based on the September 26, 2003 closing stock price of 2.77 NOK per share as quoted on the Oslo Stock Exchange, was approximately $34.5 million compared to the book value of $21.2 million. Fjord's stock price has remained fairly constant through November 4, 2003. On November 4, 2003, Fjord announced a private placement, subject to approval by the Oslo Stock Exchange, of 36,363,636 shares at 2.75 NOK per share. This private placement will decrease the Company's ownership in Fjord to below 20% and may result in the Company changing its accounting for this investment from the equity method to the cost method during the fourth quarter of 2003.

The Bulgarian wine business (the Business), in which the Company owns approximately 37%, had negotiated a series of extensions after it was unable to make scheduled principal payments to a bank. During the third quarter of 2003, the Business successfully negotiated a refinancing of certain of its debts. As part of the refinancing, the bank forgave a portion of the debt and the Business contracted to sell certain assets, the proceeds of which will be used to repay a portion of the principal balance plus accrued interest. As a result of this transaction, the Business incurred a loss from the sale of assets, net of the gain from debt forgiveness, of which the Company recorded its share, $1,489,000, during the third quarter of 2003. As of September 27, 2003, the book value of the Company's investments in and advances to the Business totaled $16.9 million.


Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $0.9 and $3.8 million, respectively, for the three and nine months ended
September 27, 2003 compared to the same periods in 2002. These increases primarily reflect increased selling and bad debt expenses in the Marine and Commodity Trading and Milling divisions. As a percentage of revenues, SG&A decreased to 5.5% and 5.6% from 6.0% and 5.7%, respectively, for the three months and nine months ended September 27, 2003 compared to the same periods in 2002.


Interest Expense

Interest expense increased $1.7 and $4.6 million, respectively, for the three and nine months ended September 27, 2003 compared to the same periods in 2002. These increases are primarily the result of higher average levels of short-term and long-term debt outstanding during the 2003 periods.


Interest Income

Interest income decreased $0.6 and $2.2 million, respectively, for the three and nine months ended September 27, 2003 compared to the same periods in 2002 primarily reflecting a reduction of average funds invested during 2003.


Foreign Currency Losses, Net

Foreign currency losses increased $0.2 million for the quarter and decreased $7.7 million for the nine months ended September 27, 2003 compared with the same periods in 2002. The year-to-date losses during 2003 primarily result from the effects of the devaluation of the Dominican Republic peso during the first half of the year on peso-denominated net assets of the Power division, principally customer receivables. The 2002 exchange losses primarily resulted from the effect of the 2002 devaluation of the Argentine peso on dollar denominated net liabilities of the Sugar and Citrus segment. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion of the Argentine peso devaluation. The Company operates in many developing countries throughout the world. The political and economic conditions of these markets cause volatility in currency exchange rates and expose the Company to risk of exchange loss.


Miscellaneous, Net

Miscellaneous, net, for the 2003 three and nine month periods includes gains of $0.4 and $7.0 million, related to proceeds from settlements of antitrust litigation primarily arising out of purchases by the Company of methionine, a feed additive used by the Company. The 2002 nine month period includes a gain of $5.0 million related to proceeds from a settlement of antitrust litigation against several manufacturers of vitamins and feed additives. Miscellaneous, net also includes a $4.8 million gain for the third quarter of 2003 and a $2.9 million loss for the 2003 nine-month period on interest rate exchange agreements. This compares to losses of $14.2 and $22.6 million respectively, for the comparable 2002 periods. These swap agreements do not qualify as hedges for accounting purposes and accordingly, changes in the market value are recorded to earnings as interest rates change.


Income Tax Expense

For 2003 and 2002, the Company has generated income from foreign operations which it plans to permanently invest overseas, free from tax, and domestic source losses which generate tax benefits. During the third quarter of 2003, the Company revised its effective annual tax rate as a result of changes in the estimated percentage mix of foreign versus domestic results. During the second quarter of 2002, the Company recognized a one-time tax benefit of $14.3 million related to the Company's Sugar and Citrus segment. See Note 2 to the Consolidated Financial Statements for additional discussion. Excluding the effects of the one-time benefit discussed above, the income tax benefits recorded for the nine months of 2003 decreased compared to 2002 primarily due to reduced levels of current year domestic net losses subject to tax.


Other Financial Information

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 applies to an entity if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity has these certain characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. The consolidation requirements apply to all variable interest entities
(VIEs) created after January 31, 2003. In October 2003, the FASB delayed the effective date of FIN 46. Accordingly, the Company must apply the consolidation requirements for VIEs that existed prior to February 1, 2003 and remain in existence as of the end of the reporting period ending after December 15, 2003. See Note 1 to the Condensed Consolidated Financial Statements for the related disclosure of existing VIEs as of September 27, 2003.


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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. - On August 5, 2003 Seaboard Corporation filed a report on Form 8-K including the press release of earnings of Seaboard Corporation for the second quarter ended June 28, 2003.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and other statements which are other than statements of historical  fact.  These statements appear in a number  of  places  in this Report and include statements regarding the intent, belief or current expectations of the Company and its management with respect to
(i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's ability to obtain adequate financing and liquidity, (iii) the price of feed stocks and other materials used by the Company, (iv) the sale price for pork products from such operations, (v) the price for the Company's products and services,
(vi)  the  demand for power and related spot prices in  the  Dominican
Republic, (vii) the effect of currency fluctuations of the Argentine and Dominican Republic pesos, (viii) the effect of changes to the produce division operations on the consolidated financial statements of the Company, (ix) the potential effect of the proposed meat packer ban legislation, (x) the effect of the Venezuelan economy on the Company's Marine Division, (xi) the potential effect of the Company's investments in a wine business and salmon and other seafood business on the consolidated financial statements of the Company, (xii) the potential impact of various environmental actions pending or threatened against the Company or (xiii) other trends affecting the Company's financial condition or results of operations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of various factors. The accompanying information contained in this Form 10-Q, including without limitation the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors which could cause such differences.





                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DATE:  November 4, 2003

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