Form 10-K
period 2003-12-31
SEABOARD CORP /DE/
filed 2004-02-27
CIK 88121

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2003

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

                         (913) 676-8800
      (Registrant's telephone number, including area code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class           Name of each exchange on which registered
      Common Stock $1.00 Par Value             American Stock Exchange

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               None
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes [ X ]  No [   ]

The aggregate market value of 354,380 shares of Seaboard voting stock held by nonaffiliates on January 31, 2004 was approximately $74,242,610.00, based on the closing price of $209.50 per share on June 27, 2003, the end of Seaboard's second fiscal quarter.
As of February 20, 2003, the number of shares of common stock outstanding was 1,255,053.90.

               DOCUMENTS INCORPORATED BY REFERENCE

Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 6, 7, 7A and 8 are incorporated herein by reference to Seaboard Corporation's
Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part II, a part of item 5, and Part III, a part of item 10 and items 11, 12 and 13 are incorporated herein by reference to Seaboard Corporation's definitive proxy statement filed pursuant to Regulation 14A for the 2004 annual meeting of stockholders.

Forward-Looking Statements

     This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as:

         statements that are not historical in nature, and

         statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should,"
         "could," "anticipates," "estimates," "intends" or similar expressions

In more specific terms, forward-looking statements, include, without limitation:

         statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items,

         statements regarding the plans and objectives of management for future operations,

         statements of future economic performance,

         statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:

         (i) the cost and timing of the completion of new or expanded facilities,

         (ii)    Seaboard's ability to obtain adequate
                 financing and liquidity,

         (iii) the price of feed stocks and other materials used by Seaboard,

         (iv) the sale price for pork products from such operations,

         (v)     the price for other products and services,

         (vi) the charter hire rates and fuel prices for vessels,

         (vii) the demand for power, related spot market prices and collectibility of receivables in the Dominican Republic,

         (viii)  the effect of the devaluation of the
                 Argentine and Dominican Republic pesos,

         (ix) the potential effect of the proposed meat packer ban legislation on the Pork Division,

         (x)     the effect of the Venezuelan economy on the Marine
                 Division,

         (xi) the potential effect of Seaboard's investment in a wine business on the consolidated financial statements,

         (xii) the potential impact of various environmental actions pending or threatened against Seaboard, or

         (xiii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

     Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. The information contained in this Form 10-K and in other filings Seaboard makes with the Commission, including without limitation, the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, identifies important factors which could cause such differences.

                             PART I

Item 1.  Business

     (a)  General Development of Business

     Seaboard Corporation, a Delaware corporation, the successor corporation to a company first incorporated in 1928, and subsidiaries (Seaboard) is a diversified international agribusiness and transportation company which is primarily engaged domestically in pork production and processing, and cargo shipping. Overseas, Seaboard is primarily engaged in commodity merchandising, flour and feed milling, sugar production, and electric power generation. See Item 1(c) (1) (ii) "Status of Product or Segment" below for a discussion of developments in specific segments.

     Seaboard Flour LLC, a Delaware limited liability company, owns approximately 70.7 percent of the outstanding common stock of Seaboard. Mr. H. Harry Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit; own approximately
99.5 percent of the common units of Seaboard Flour LLC. Such Bresky family members also own additional shares, representing approximately 3.0 percent of the outstanding common stock of Seaboard.

     (b)  Financial Information about Industry Segments

     The information required by Item 1(b) of Form 10-K relating to Industry Segments is incorporated herein by reference to
Note 13 of the Consolidated Financial Statements appearing on pages 48 through 52 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

     (c)  Narrative Description of Business

          (1)  Business  Done and Intended to be  Done  by  the Registrant

               (i)    Principal Products and Services

     Pork Division - Seaboard, through its subsidiary, Seaboard Farms, Inc., engages in the businesses of hog production and pork processing in the United States. Through these operations, Seaboard produces and sells fresh and frozen pork to further processors, foodservice outlets, grocery stores and other retail outlets, and other distributors primarily in the western half of the United States, and to Japan and other foreign markets. Further processing companies purchase Seaboard's pork products in bulk and produce products, such as lunchmeat, hams, bacon, and sausages. Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores. Seaboard also sells a small amount of packaged and marinated pork products. Seaboard sells some of its products under the brand name Prairie Fresh. Seaboard's hog processing plant is located in Guymon, Oklahoma, and operates at double shift capacity. The plant processes approximately 4.5 million hogs annually.

     Seaboard's hog production operations consist of the breeding and raising of approximately 3 million hogs annually at facilities it either owns or leases or at facilities owned and operated by third parties with whom it has grower contracts. Seaboard has recently completed expansion of the facilities to produce an additional 500,000 hogs annually. The hog production operations are located in the States of Oklahoma, Kansas, Texas and Colorado. As a part of the hog production operations, Seaboard produces specially formulated feed for the hogs at six owned feed mills. The remaining hogs processed are purchased from third party hog producers, primarily pursuant to purchase contracts.

     Commodity Trading and Milling Division - Seaboard's Commodity Trading and Milling Division, through its subsidiaries, Seaboard Overseas Limited located in Bermuda, Seaboard Overseas Trading and Shipping (PTY), Ltd. located in Durban, South Africa, and other locations in Peru, Ecuador and Kenya, markets wheat, corn, soybean meal and other commodities in bulk to third-party customers internationally and affiliated companies. These commodities are purchased worldwide, with primary destinations to Africa, South America, the Caribbean, and the Eastern Mediterranean. The division originates, transports and markets approximately 4 million tons of grains and proteins on an annual basis. Seaboard integrates the service of delivering commodities to its customers through the use of its owned bulk carriers and other chartered vessels, as required.

     This division also operates milling businesses in 13 countries, which are primarily supplied by the trading locations discussed above. The grain processing businesses are operated through four owned and nine non-consolidated affiliates in Africa, the Caribbean and South America, with flour, feed and maize milling businesses which produce approximately 1.5 million metric tons of finished products per year. Most of the products produced by the milling operations are sold in the countries in which the products are produced.

     Marine Division - Seaboard, through its subsidiary, Seaboard Marine Limited, and various foreign affiliated companies and third party agents, provides containerized cargo shipping service to over twenty countries between the United States, the Caribbean Basin, and Central and South America. Seaboard uses a network of offices and agents throughout the United States, Canada, Latin
America and the Caribbean Basin to book both northbound and southbound cargo. Through intermodal arrangements, Seaboard can transport cargo from numerous U.S. mainland locations by either truck or rail to one of its U.S. port locations, where it is staged for shipment via sea.

     Seaboard's primary marine operations located in Miami include a 135,000 square foot warehouse for cargo consolidation and temporary storage, and a 70 acre private terminal at the Port of Miami. At the Port of Houston, Seaboard operates a 62 acre cargo terminal facility that includes over 690,000 square feet of on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. Seaboard also makes scheduled vessel calls in New Orleans, Louisiana, Fernandina Beach, Florida and Philadelphia, Pennsylvania. Seaboard's fleet consists of approximately 28 owned or chartered vessels, thousands of dry, refrigerated and specialized containers and related equipment. Seaboard also provides cargo transportation service from its domestic ports of call to and from multiple foreign destinations where Seaboard does not make vessel calls through connecting carrier agreements with third party regional and global carriers.

     Sugar and Citrus Division - Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, is involved in the production and refining of sugar cane and the production and processing of citrus in Argentina. These products are primarily sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States, South America and Europe. Seaboard grows a large portion of the sugar cane on approximately 40,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a processing capacity of approximately 180,000 metric tons of sugar per year. The sugar mill is one of the largest in Argentina. Seaboard also has an orange grove in Argentina consisting of approximately 3,000 acres.

     Power Division - Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., operates as an independent power producer in the Dominican Republic. This operation is exempt from U.S. regulation by the Public Utility Holding Company Act of 1938, as amended. The business operates two floating barges with a series of diesel engines capable of generating a combined rated capacity of approximately 112 megawatts of electricity. Seaboard generates electricity into the local Dominican Republic power grid, but is not involved in the transmission or distribution of the electricity. The barges are secured on the Ozama River in Santo Domingo, Dominican Republic. The electricity is sold at contracted pricing to another local generation company and certain large commercial users. The remaining electricity is sold in the "spot market" at current market pricing, primarily to three wholly or partially government-owned electric distribution companies.

     Other Businesses - Seaboard purchases and processes jalapeno peppers at its owned plant in Honduras. The processed peppers are primarily sold to a customer in the United States, being shipped by Seaboard's Marine division and distributed from Seaboard's Port of Miami cold storage warehouse.

     Seaboard has a truck transportation business which arranges truck freight services for third parties as a broker and as a carrier. This business also provides logistics and transportation services to other Seaboard companies, using its owner-operator program and extensive carrier network.

     Seaboard also has an equity investment in a wine business that produces wine in Bulgaria for distribution, primarily throughout Europe.

     The information required by Item 1 of Form 10-K with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10 percent or more of consolidated revenue in any of the last three fiscal years is set forth in Note 13 of Seaboard's Consolidated Financial Statements, appearing on pages 48 through 52 of the Seaboard's Annual Report to Stockholders, furnished to the Commission pursuant to rule 14a-3(b) and attached as
Exhibit 13 to this report, which information is incorporated herein by reference.

               (ii)   Status of Product or Segment

     In early 2004, Seaboard entered into a marketing agreement with Triumph Foods LLC (Triumph) to market all of the pork products processed at Triumph's new pork processing plant to be constructed in St. Joseph, Missouri. The plant is scheduled to begin operations in mid to late 2005. This plant will have capacity similar to Seaboard's Guymon, Oklahoma plant.

     In early 2002, Seaboard announced plans to build a second pork processing plant in northern Texas along with related plans to expand its vertically integrated hog production facilities. However, with the planned construction of the Triumph pork processing plant discussed above, Seaboard does not intend to make any final decisions regarding construction until late 2006 when the Triumph plant is expected to reach its operating capacity. As a result, management does not intend to proceed with the expansion project at this time beyond the expenditures required to allow future land development possibilities should market conditions change. If Seaboard ultimately decides to pursue this project, it would also be contingent on a number of other factors, including obtaining financing for the project, obtaining the necessary permits, commitments for a sufficient
quantity   of  hogs  to  operate  the  plant,  and  no  statutory
impediments being imposed.

     During the first half of 2003, Seaboard fully stocked a new Seaboard-owned hog production facility which increased the breeding herd by approximately 12,500 sows. Seaboard's processing plant began processing hogs produced from this facility in January 2004.

     During the third quarter of 2003, Seaboard purchased certain hog production facilities previously leased under a master lease arrangement. These facilities supply approximately 5% of the Seaboard-owned hogs processed at Seaboard's processing plant.

     In early 2003, individual legislative bills (the Bills) were introduced in the United States Senate and House of Representatives which include a provision to prohibit meat packers, such as Seaboard, from owning or controlling livestock intended for slaughter. The Bills also contain a transition rule applicable to packers of pork providing for an effective date which is 18 months after enactment. Similar language was passed by the U.S. Senate in 2002 as part of the Senate's version of the Farm Bill, but was eventually dropped in conference committee and was not part of the final Farm Bill.

     If any of the Bills containing the proposed language becomes law, it could have a material adverse effect on Seaboard, its operations and its strategy of vertical integration in the pork business. Currently, Seaboard has the capacity to produce approximately three and one-half million hogs per year at facilities it either owns or leases or at facilities owned and operated by third-parties with whom it has grower contracts. If passed in their current form, the Bills would prohibit Seaboard from owning or controlling hogs, and thus would require divestiture of our operations, possibly at prices which are below the carrying value of such assets as recorded on the balance sheet, or otherwise restructure its ownership and operation.

     The  Bills  could  also  be  construed  as  prohibiting   or
restricting Seaboard from engaging in various contractual arrangements with third party hog producers, such as traditional contract finishing arrangements. Accordingly, Seaboard's ability to contract for the supply of hogs to its processing facility could be significantly, negatively impacted. Seaboard, along with industry groups and other similarly situated companies are vigorously lobbying against enactment of any such legislation. However, Management cannot presently predict the ultimate outcome.

     The economic environment in the Dominican Republic (DR), where the Power segment generates electricity from two barges, has deteriorated throughout 2003. As the local supply of U.S. dollars has tightened throughout the year, the Dominican peso has devalued significantly during 2003. Seaboard has contracts to sell approximately 50% of its power to certain qualified commercial large users and another local generation company, with the remaining production sold on the spot market to a limited number of commercial and government-owned distribution companies. The liquidity problems of the local government have impaired its ability to pay commercial creditors on a timely basis. During the second half of 2003, trade receivables grew substantially from the government-owned distribution companies and other companies that must also collect from the government in order to make payments on their accounts. While multilateral credit agencies may eventually provide funding support to this country to improve liquidity, management cannot predict if adequate funding will occur to fully resolve this situation during the next year. As a result, similar to other independent power producers, Seaboard began to fluctuate its level of power generation in mid-December 2003 between full capacity and approximately 50% based on management's belief about collectibility. With the exception of those government or government-reliant customers, all other contract customers continue to pay their accounts timely. Seaboard continues to pursue other contract customers which would allow this segment to increase generation of power in the future and reduce dependency on the government-owned distribution companies.

     During the third quarter of 2003, Seaboard sold its shrimp farming and shrimp processing assets in exchange for long-term notes receivable.

     During 2002 and early 2003, Seaboard's equity investment in a Bulgarian wine business (the Business) negotiated a series of extensions when it was unable to make a scheduled principal payment to a bank. During the third quarter of 2003, the Business successfully negotiated a refinancing of certain of its debt. As part of the refinancing, the bank forgave a portion of the debt and the Business sold certain assets, the proceeds of which were to repay a portion of the principal balance plus accrued interest.

     During the fourth quarter of 2003, Seaboard sold its equity investment in Fjord Seafood ASA.

               (iii)  Sources and Availability of Raw Materials

     None of Seaboard's businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers.

               (iv)   Patents, Trademarks, Licenses, Franchises and Concessions

     Seaboard uses the registered trademark of Seaboard.

     The Pork Division uses registered trademarks relating to its products, including Seaboard Farms, Inc., Seaboard Farms, PrairieFresh, and A Taste Like No Other. Seaboard considers the use of these trademarks important to the marketing and promotion of its' pork products.

     The Marine Division uses the trade name Seaboard Marine which is also a registered trademark. Seaboard believes there is significant recognition of the Seaboard Marine trademark in the industry and by many of its customers.

     Part of the sales within the Sugar and Citrus segment are made under the Chango brand in Argentina, where this segment operates. Local sales prices benefit from sugar import duties imposed by the Argentine government, which affects the volume of sugar imported to that market.

     Seaboard's  Power  division  benefits  from  a  tax   exempt
concession granted by the Dominican Republic government through 2012.

     Patents, trademarks, franchises, licenses and concessions are not material to any of Seaboard's other segments.

               (v)    Seasonal Business

     Profits from processed pork are generally higher in the fall months. Sugar prices in Argentina are generally lower during the typical sugarcane harvest period between June and November. Seaboard's other segments are not seasonally dependent to any material extent.

               (vi)   Practices Relating to Working Capital Items

     There are no unusual industry practices or practices of Seaboard relating to working capital items.

               (vii)  Depending on a Single Customer or Few Customers

     Seaboard does not have sales to any one customer equal to 10% or more of consolidated revenues. The power segment sells power in the Dominican Republic to a limited number of contract customers and on the spot market accessed primarily by three wholly or partially government-owned distribution companies. Of the rated capacity of approximately 112 megawatts, approximately 50 megawatts are sold under a contract expiring in July 2004 to one independent power producer partially owned by a government-owned electric company. Because the demand for power in this country exceeds reliable supply, loss of this contract would result in additional spot market sales.

     Seaboard's Produce division sells nearly all of its processed jalapeno peppers to one customer under a contract expiring in 2006. We do not believe the loss of this customer would have a material adverse effect on Seaboard's consolidated financial position or results of operations. No other segments have sales to a few customers which, if lost, would have a material adverse effect on any such segment or on Seaboard taken as a whole.

               (viii) Backlog

     Backlog is not material to Seaboard businesses.

               (ix)   Government Contracts

     No material portion of Seaboard business involves government contracts.

               (x)    Competitive Conditions

     Competition in Seaboard's Pork segment comes from a variety of national and regional producers and is based primarily on product quality, customer service and price. According to a recent issue of Successful Farming, a trade publication, and a ranking prepared on behalf of the American Meat Institute, Seaboard ranks as one of the nation's top five pork producers (based on sows in production) and top ten pork processors (based on daily processing capacity).

     Seaboard's ocean liner service for containerized cargoes faces competition based on price and customer service. Seaboard believes it is among the top five ranking ocean liner services for containerized cargoes in the Caribbean Basin based on cargo volume.

     Seaboard's sugar business owns one of the largest sugar mills in Argentina and faces significant competition for sugar sales in the local Argentine market. Sugar prices in Argentina are higher than world markets due to current Argentine government price protection policies.

     Seaboard's  power  division  is  located  in  the  Dominican
Republic. Power generated by this division is sold on the spot market or to contract customers at prices primarily based on market conditions rather than cost-based rates.

               (xi)   Research and Development Activities

     Seaboard   does   not  engage  in  material   research   and
development activities.

               (xii)  Environmental Compliance

     Seaboard is subject to numerous Federal, state and local provisions relating to the environment which require the expenditure of funds in the ordinary course of business. Seaboard does not anticipate making expenditures for these purposes, including expenditures with respect to the items disclosed in Item 3, Legal Proceedings, which, in the aggregate would have a material or significant effect on the Seaboard's financial condition or results of operations.

               (xiii) Number of Persons Employed by Registrant

     As of December 31, 2003, Seaboard, excluding non-consolidated foreign affiliates, had 9,462 employees, of whom 5,329 were employed in the United States. Approximately 2,000 employees in Seaboard's Pork Division and approximately 10 employees in Seaboard's Produce Division are covered by collective bargaining agreements. Seaboard considers its employee relations to be satisfactory.

     (d)  Financial Information about Geographic Areas

     The financial information required by Item 1(d) of Form 10-K relating to export sales is incorporated herein by reference to
Note 13 of Seaboard's Consolidated Financial Statements appearing on pages 48 through 52 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

     Seaboard considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located to be satisfactory, but these foreign operations are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls. To minimize certain of these risks, Seaboard has insured certain investments in its affiliate flour mills in Angola, Democratic Republic of Congo, Haiti, Lesotho, Mozambique and Zambia, to the extent available and deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. At the present time, Seaboard is experiencing some difficulty in Nigeria in converting the Naira (the Nigerian currency) to U.S. Dollars and other hard currencies. Also, Haiti is presently experiencing insurrection and civil unrest in certain parts of the country, but to date, this has not had any effect on Seaboard's flour milling operations in that country. These situations are not expected to have any material effect on Seaboard's cash flow or results of operations. At the date of this report, Seaboard is not aware of any other situations referred to above which could have a material effect on Seaboard's business.

     (e)  Available Information

     Seaboard electronically files with the Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to
Section 13(a) or 15(d) of the Exchange Act. The public may read and copy any materials filed with the Commission at their public reference room located at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain further information concerning the public reference room and any applicable copy charges, as well as the process of obtaining copies of filed documents by calling the Commission at 1-800-SEC-0330.

     The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding electronic filers at www.sec.gov. Seaboard provides access to its most recent Form 10-K, 10-Q and 8-K reports on its Internet website, www.seaboardcorp.com, free of charge, as soon as reasonably practicable after those reports are electronically filed with the Commission.

     Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information provided at such internet addresses is intended or deemed to be incorporated herein by reference.

Item 2.  Properties

     (1)  Pork

     Seaboard's Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995, with a double shift capacity of approximately four and one-half million hogs per year. The plant is utilized at near capacity throughout the year. Seaboard's hog production operations consist of the breeding and raising of approximately 3 million hogs annually at facilities it either owns or leases, or at facilities owned and operated by third parties with whom it has grower contracts. Seaboard has recently completed expansion of the facilities to produce an additional 500,000 hogs annually. This business currently operates six owned feed mills which have a combined capacity to produce approximately 1,700,000 tons of formulated feed annually used primarily to support Seaboard's existing hog production, and has the capability of supporting additional hog production in the future. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

     (2)  Commodity Trading and Milling

     Seaboard's Commodity Trading and Milling Division owns, in whole or in part, grain-processing operations in 13 countries which have the capacity to mill approximately 5,500 metric tons of wheat and maize per day. In addition, Seaboard has feed mill capacity of approximately 100 metric tons per hour to produce formula animal feed. The milling operations located in Angola, Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya,
Lesotho, Mozambique, Nigeria, Republic of Congo, Sierra Leone, Uganda and Zambia own their facilities; in Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo and Sierra Leone the land the mills are located on is leased under long-term agreements. Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power and imported European-subsidized finished product. Seaboard also owns seven 9,000 metric-ton deadweight dry bulk carriers and "timecharters" (the charter of a vessel, whereby the vessel owner is responsible to provide the captain and crew necessary to operate the vessel), under short-term agreements, between seven and sixteen bulk carrier ocean vessels with deadweights ranging from 8,000 to 60,000 metric tons.

     (3)  Marine

     Seaboard's Marine Division leases a 135,000 square foot warehouse and 70 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations. Seaboard owns seven ocean cargo vessels with deadweights ranging from 2,813 to 14,545 metric tons and timecharters, under short-term agreements, between fifteen and nineteen containerized ocean cargo vessels with deadweights ranging from 2,600 to 19,456 metric-tons. This business also "bareboat charters" (the charter of a vessel, whereby the charterer is responsible for providing the captain and crew necessary to operate the vessel), under long-term lease agreements, three containerized ocean cargo vessels with deadweights ranging from 12,169 to 12,648 metric tons. Seaboard owns or leases an aggregate of approximately 30,000 dry, refrigerated and specialized containers and related equipment. Seaboard also leases approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling over 690,000 square feet for cargo storage.

      (4) Sugar and Citrus

     Seaboard's Argentine Sugar and Citrus Division owns approximately 40,000 acres of planted sugarcane and approximately 3,000 acres of orange groves. In addition, this division owns a sugar mill with a capacity to process approximately 180,000 metric tons of sugar per year, which is sufficient to process all of the cane harvested by this company and certain additional quantities harvested on behalf of the third party farmers in the region. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar produced.

     This division also owns a juice processing plant and fresh fruit packaging plant with capacity to produce approximately
3,500  tons  of  concentrated  juice  and  package  approximately
300,000 boxes of fresh fruit annually.

     (5)  Power

     Seaboard's Power Division owns two floating electric power generating facilities, consisting of a system of diesel engines mounted onto barge-type vessels, with a combined rated capacity of approximately 112 megawatts, both located on the Ozama River in Santo Domingo, Dominican Republic. The barges historically generated power at near capacity throughout the year as the demand for power in the Dominican Republic exceeds reliable power supply although Seaboard has curtailed production due to recent non-payment by certain customers. Seaboard operates as an independent power producer and is not involved in the transmission and distribution facilities that deliver the power to the end users.

     (6)  Other

     Seaboard owns a jalapeno pepper processing plant in Honduras and  leases  40,000 square feet of refrigerated space and  70,000 square feet of dry space in the Port of Miami for warehousing produce products.

     Management believes that Seaboard's present facilities are adequate and suitable for its current purposes.

Item 3.  Legal Proceedings

Sierra Club Settlement

     In order to settle threatened additional litigation with Sierra Club, Seaboard agreed to conduct an investigation to determine if corrective action is required at three farms purchased from PIC located in Kingfisher and Major Counties in Oklahoma according to an agreed upon process. Based on the investigation, it has been determined that one farm does not require any corrective action, although the process requires additional limited testing of ground water monitoring wells. The investigation is ongoing at the remaining two farms, and it is unknown if any remediation will be required. The costs of conducting the monitoring and the investigation are not material.

Environmental  Protection  Agency (EPA)  and  State  of  Oklahoma
Claims Concerning Farms in Major and Kingfisher County, Oklahoma

     On June 29, 2001, the EPA filed a Unilateral Administrative Order (the "RCRA Order") pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), against Seaboard Farms, Inc. ("Seaboard Farms"), Shawnee Funding, Limited Partnership and PIC International Group, Inc. ("PIC") (collectively, "Respondents"). The RCRA Order alleges that five swine farms located in Major County and Kingfisher County, Oklahoma purchased from PIC are causing or could cause contamination of the groundwater. The RCRA Order alleges that, as a result, Respondents have contributed to an "imminent and substantial endangerment" within the meaning of RCRA from the leaking of solid waste in the lagoons or other infrastructure at the farms. The RCRA Order requires Respondents to develop and undertake a study to determine if there has been any contamination from farm infrastructure, and if contamination has occurred, to develop and undertake a remedial plan. In the event the Respondents fail to comply with the RCRA Order, the EPA may commence a civil action and can seek a civil penalty of up to $5,500 per day, per violation.

     On July 23, 2002, Seaboard Farms received a Notice of Violation from the State of Oklahoma, alleging that Seaboard
Farms has violated various provisions of state law and the operating permits related to these same farms based on the same conditions which gave rise to the RCRA Order. In the event the State brings an enforcement action, they have threatened to do so as an administrative action in which they can seek administrative penalties of not more than $10,000 per day of noncompliance and can seek to assess violation points which could prohibit Seaboard Farms from continuing to operate one or more of these farms.

     On April 15, 2003, EPA sent a formal Notice of Violation letter to the Respondents, alleging that the Respondents have failed  to  comply  with  the RCRA Order because  they  have  not undertaken an investigation of land on which Seaboard Farms spreads effluent originating from the five facilities. The Respondents believe that the Notice of Violation letter has no merit because the RCRA Order, by its terms, does not cover these areas, and EPA does not have jurisdiction to impose the RCRA Order with respect to land application activities.

     Seaboard Farms disputes the RCRA Order and the State of Oklahoma's contentions on legal and factual grounds, and has advised EPA that it won't comply with the RCRA Order, as written. Notwithstanding, Seaboard Farms is cooperating with EPA and the State of Oklahoma, and has had significant ongoing dialogue with EPA and the State of Oklahoma in order to attempt to settle the RCRA Order and the Oklahoma Notice of Violation, and Seaboard Farms has undertaken an extensive investigation under the RCRA Order. EPA and the State of Oklahoma, they have advised Seaboard Farms that one additional farm in Kingfisher County must be included in any settlement, although neither agency has filed any formal claims with respect to that farm.. No settlement has yet been reached with EPA or the State of Oklahoma.

     The farms that are the subject of the RCRA Order and the allegations by the State of Oklahoma were previously owned by PIC. PIC is indemnifying Seaboard Farms with respect to the RCRA Order (reserving its right to contest the obligation to do so), pursuant to an indemnification agreement which has a $5 million limit. PIC has advised Seaboard Farms that if the settlement being discussed with EPA and the State of Oklahoma is agreed to, PIC's costs will exceed the $5 million limit, but not by a material amount. Moreover, Seaboard Farms disputes PIC's determination of the costs to be included in the calculation and believes that the costs to be considered are less than $5 million, such that PIC is responsible for all such costs. Seaboard Farms also believes that a more general indemnity agreement would require indemnification of liability in excess of $5 million, although PIC disputes this. Seaboard Farms has also demanded that PIC provide indemnity and defense with respect to the Notice of Violation letter received from the State of Oklahoma. PIC is disputing its obligation to provide indemnity and defense with respect to this notice under both the $5 million indemnification and the general indemnification, and this dispute remains outstanding.

Potential Additional EPA Claims

     EPA has been conducting a broad-reaching investigation of Seaboard Farms, seeking information as to compliance with the Clean Water Act (CWA), Comprehensive Environmental Response,
Compensation & Liability Act (CERCLA) and the Clean Air Act. Through Information Requests and farm inspections, EPA obtained information that may be related to whether Seaboard Farms' operations are discharging pollutants to waters of the United States in violation of the CWA, whether National Pollutant Discharge Elimination System storm water construction permits were obtained, where required, whether there has been unlawful filling of or discharge to "wetlands" within the jurisdiction of the CWA, whether Seaboard Farms has properly reported emissions of hazardous substances into the air under CERCLA, and whether some of its farms may be emitting air pollutants at levels subject to Clean Air Act permitting requirements. As a result of the investigation, EPA requested that Seaboard Farms engage in settlement discussions to avoid further EPA investigative efforts and potential formal claims being filed. EPA has presented settlement demands, and Seaboard Farms has responded. Management believes it has meritorious legal and factual defenses and objections to EPA's demands, but will continue to engage in settlement discussions. Such settlement discussions could lead to an enforceable settlement agreement.

     On April 2, 2002, the United States Environmental Protection Agency ("EPA") sent to Seaboard Farms a letter pursuant to the Clean Air Act ("CAA") demanding Seaboard Farms monitor emissions at certain hog confinement facilities for purposes of determining whether these operations are in compliance with the CAA. The EPA also requested that Seaboard Farms agree that these facilities are comparable to all other facilities operated, and that the monitoring results can be reasonably extrapolated to estimate the emissions for all other farms operated by Seaboard Farms. If any of the specified farms are not comparable, the letter demanded that Seaboard Farms conduct monitoring at those farms. The letter also required that Seaboard Farms submit a plan and protocol for testing for emissions of particulate matter, volatile organic compounds and hydrogen sulfide.

     Although management believes that EPA's demand is beyond the Agency's authority pursuant to the CAA and that Seaboard Farms cannot be required to undertake the air monitoring, Seaboard Farms is engaging in discussions with EPA to attempt to reach an agreement that will be satisfactory to EPA. Seaboard Farms believes that the costs of conducting monitoring under a negotiated plan will not be material. If no agreement is reached with EPA, EPA could bring a suit to enforce the provisions of the letter, and if a court were to determine that EPA is within its authority, the court could impose a civil penalty of up to $27,500 per day of non-compliance, and could order injunctive relief requiring that Seaboard Farms conduct the monitoring. Seaboard Farms believes the emissions from its hog operations do not require CAA permits.

      On February 20, 2003, Seaboard Farms received an additional Information Request from EPA seeking information as to compliance with the CWA by Seaboard Farms with respect to virtually all of its confined animal feeding operations. Management has complied with the Information Request. At present, no relief has been sought by the EPA.

     On March 24, 2003, Seaboard Farms received an additional Information Request seeking information as to a hog farm and a feed mill, each located in Colorado. The Company has complied with the Information Request. At present, no relief has been sought by the EPA.

     The  costs  incurred to comply with the various  Information
Requests from EPA are not material.

Other

     On January 26, 2004, the U.S. Department of Justice sent Seaboard Marine, Ltd. a letter stating that it was investigating possible violations of 49 U.S.C. Secs. 5104-5124 and 49 C.F.R. Secs. 171-173 relating to the transportation, storage and discharge of hazardous materials. The letter does not specify the relief sought, but threatens prosecution. Although the matter has not been fully investigated, Seaboard has been advised that the assertions relate to a single 40 foot container which a customer loaded with drums containing chemicals to produce detergent. After taking possession of the loaded container, Seaboard Marine refused to transport it to the requested destination and returned it to the customer.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of Registrant

     The following table lists the executive officers and certain significant employees of Seaboard. Generally, each executive officer is elected at the annual meeting of the Board of Directors following the Annual Meeting of Stockholders and holds his office until the next such annual meeting or until his successor is duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was elected.

Name  (Age)               Positions and Offices with Registrant and Affiliates
H. Harry Bresky (78)      Chairman  of  the Board,  President  and
                          Chief Executive Officer of Seaboard;
                          Manager of Seaboard Flour LLC (SF)

Steven J. Bresky (50)     Senior Vice President, International Operations

Robert L. Steer (44)      Senior Vice President, Treasurer and
                          Chief Financial Officer

David M. Becker (42)      Vice President, General Counsel and Secretary

Barry E. Gum (37)         Vice President, Finance

James L. Gutsch (50)      Vice President, Engineering

Ralph L. Moss (58)        Vice President, Governmental Affairs

David S. Oswalt (36)      Vice President, Taxation and Business Development

John A. Virgo (43)        Vice President, Corporate Controller and
                          Chief Accounting Officer

Rodney K. Brenneman (39)  President, Seaboard Farms, Inc.

John Lynch (70)           President, Seaboard Marine Ltd.

     Mr. H. Harry Bresky has served as President and Chief Executive Officer of Seaboard since February 2001 and previously as President of Seaboard from 1967 to 2001. He has served as Manager of SF (previously Seaboard Flour Corporation) since 2002. Previously he served as President of Seaboard Flour Corporation from 1987 through 2002, and as Treasurer of Seaboard Flour Corporation from 1973 through 2002. Mr. Bresky is the father of Steven J. Bresky.

     Mr.  Steven  J. Bresky has served as Senior Vice  President,
International Operations of Seaboard since February 2001 and previously as Vice President of Seaboard from 1989 to 2001.

     Mr. Steer has served as Senior Vice President, Treasurer and
Chief Financial Officer of Seaboard since February 2001 and previously as Vice President, Chief Financial Officer of Seaboard from 1998 to 2001.

     Mr. Becker has served as Vice President, General Counsel and Secretary of Seaboard since December 2003, and previously as Vice President, General Counsel and Assistant Secretary from 2001 to 2003. He served as General Counsel and Assistant Secretary of Seaboard from 1998 to 2001.

     Mr.  Gum  has served as Vice President, Finance of  Seaboard since December 2003, previously as Director of Finance from  2000 to 2003 and prior to that as Finance Manager from 1999 to 2000.

     Mr.  Gutsch  has  served as Vice President,  Engineering  of
Seaboard since December 1998.

     Mr. Moss has served as Vice President, Governmental Affairs of Seaboard since December 2003 and previously as Director, Government Affairs from 1993 to 2003.

     Mr.  Oswalt  has  served  as Vice  President,  Taxation  and
Business   Development  of  Seaboard  since  December  2003   and
previously as Director of Tax from 1995 to 2003.

     Mr. Virgo has served as Vice President, Corporate Controller and Chief Accounting Officer of Seaboard since December 2003 and previously as Corporate Controller from 1996 to 2003.

     Mr.  Brenneman  has served as President of  Seaboard  Farms,
Inc.  since  June  2001  and previously  served  as  Senior  Vice
President  and  Chief Financial Officer of Seaboard  Farms,  Inc.
from 1997 to 2001.

     Mr.  Lynch has served as President of Seaboard Marine,  Ltd.
since 1998.

                             PART II

Item  5.   Market  for  Registrant's Common  Equity  and  Related
           Stockholder Matters

     Seaboard's Board of Directors intends that Seaboard will continue to pay quarterly dividends, with the actual amount of any dividends being dependant upon such factors as Seaboard's financial condition, results of operations and current and anticipated cash needs, including capital requirements. As discussed in Note 8 of the consolidated financial statements appearing on pages 39 and 40 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, Seaboard's ability to declare and pay dividends is subject to limitations imposed by the note agreements referred to there.

     Seaboard has not established any equity compensation plans for its employees under which options, rights or warrants with respect to Seaboard common stock may be granted.

     There were no purchases made by or on behalf of Seaboard or any "affiliated purchaser" (as defined by applicable rules of the Commission) of shares of Seaboard's common stock during the fourth quarter of the fiscal year covered by this report.

     In addition to the information provided above, the information required by Item 5 of Form 10-K is incorporated herein by reference to (a) the information under "Stock Listing" and (b) the dividends per common share information and market price range per common share information under "Quarterly Financial Data" appearing on pages 53 and 8, respectively, of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Item 6.  Selected Financial Data

     The information required by Item 6 of Form 10-K is incorporated herein by reference to the "Summary of Selected Financial Data" appearing on page 7 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 of this Report.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

     The information required by Item 7 of Form 10-K is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 9 through 23 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  7A.  Quantitative and Qualitative Disclosures About  Market Risk

     The information required by Item 7A of Form 10-K is incorporated herein by reference to (a) the material under the captions "Derivative Instruments and Hedging Activities" within
Note 1 of Seaboard's Consolidated Financial Statements appearing on page 31, and (b) to the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 21 through 23 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 of Form 10-K is incorporated herein by reference to Seaboard's "Quarterly Financial Data," "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Changes in Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on page 8 and pages 24 through 52 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
           Accounting and Financial Disclosure

     Not applicable.

Item 9A.  Controls and Procedures

     Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures as of December 31, 2003. Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the
Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     We refer you to the information under the caption "Executive
Officers of Registrant" appearing immediately following the disclosure in Item 4 of Part I of this report.

     Seaboard has adopted a code of business conduct and ethics for directors, officers (including our chief executive officer, chief financial officer, chief accounting officer, controller and persons performing similar functions) and employees. A copy of this code of business conduct and ethics is attached as Exhibit 14 to this Report.

     In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under "Item 1: Election of Directors" appearing on page 5 of the 2004 Proxy statement, (b) the disclosure relating to Seaboard's audit committee and "audit committee financial expert" and its director nomination procedures under "Meetings of the Board of Directors and Committees -- Committees of the Board" appearing on pages 6 and 7 of Seaboard's definitive proxy statement filed pursuant to Regulation 14A for the 2004 annual meeting of Stockholders ("2004 Proxy Statement"), and (c) the disclosure relating to late filings of reports required under Section  16(a) of the Securities  Exchange
Act of 1934  under  "Section 16(a) Beneficial Ownership Reporting
Compliance" appearing on  page  19 of the 2004 Proxy Statement.

Item 11.  Executive Compensation

     The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under "Meetings of the Board of Directors and Committees -- Committees of the Board" appearing on pages 6 and 7 of the 2004 Proxy statement, and (b) the disclosure relating to compensation of executive officers under "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 7 through 11 and page 14 of the 2004 Proxy Statement.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
            Management

     Seaboard has not established any equity compensation plans for its employees under which options, rights or warrants with respect to Seaboard common stock may be granted.

     In addition to the information provided above, the information required by Item 12 of Form 10-K is incorporated herein by reference to the disclosure under "Principal Stockholders" and "Share Ownership of Management and Directors" appearing on pages 3 and 4 of the 2004 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     The information required by Item 13 of Form 10-K is incorporated herein by reference to "Compensation Committee
Interlocks and Insider Participation" appearing on page 14 of the 2004 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

     The  information  required  by  Item  14  of  Form  10-K  is
incorporated  herein  by  reference  to  "Item  2   Selection  of
Independent  Auditors" appearing on pages 15 and 16 of  the  2004
Proxy Statement.



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

               See Index to Consolidated Financial Statements on page F-1.

          2.   Consolidated financial statement schedules.
               See Index to Consolidated Financial Statements on page F-1.

          3.   Exhibits.

               3.1 Seaboard's Certificate of Incorporation, as amended. Incorporated herein by reference to
                     Exhibit 3.1 of Seaboard's Annual Report on
                     Form 10-K for the fiscal year ended
                     December 31, 1992.

               3.2 Seaboard's By-laws, as amended. Incorporated herein by reference to Exhibit 3.2 of Seaboard's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

               4.1   Note Purchase Agreement dated
                     December 1, 1993 between Seaboard and various purchasers as listed in the exhibit. Incorporated herein by reference to Exhibit
                     4.1 of Seaboard's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the Commission.

               4.2 Seaboard Corporation 6.49% Senior Note Due December 1, 2005 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit
                     4.2 of Seaboard's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

               4.3 Note Purchase Agreement dated June 1, 1995 between Seaboard and various purchasers as listed in the exhibit. Incorporated herein by reference to Exhibit 4.3 of Seaboard's Form 10-Q for the quarter ended
                     September 9, 1995. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the Commission.

               4.4 Seaboard Corporation 7.88% Senior Note Due June 1, 2007 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit
                     4.4 of Seaboard's Form 10-Q for the quarter ended September 9, 1995.

               4.5 Seaboard Corporation Note Agreement dated as of December 1, 1993 ($100,000,000 Senior
                     Notes due December 1, 2005). First Amendment to Note Agreement. Incorporated herein by reference to Exhibit 4.7 of Seaboard's Form 10-Q for the quarter ended March 23, 1996.

               4.6 Seaboard Corporation Note Agreement dated as of June 1, 1995 ($125,000,000 Senior Notes due June 1, 2007).  First Amendment to Note
                     Agreement. Incorporated herein by reference to Exhibit 4.8 of Seaboard's Form 10-Q for the quarter ended March 23, 1996.

               4.7   Second Amendment to the Note Purchase
                     Agreements dated as of December 1, 1993
                     ($100,000,000 Senior Notes due December 1,
                     2005).  Incorporated herein by reference to
                     Exhibit 4.1 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

               4.8   Second Amendment to the Note Purchase
                     Agreements dated as of June 1, 1995
                     ($125,000,000 Senior Notes due June 1, 2007).
                     Incorporated herein by reference to Exhibit
                     4.2 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

               4.9 Seaboard Corporation Note Purchase Agreement dated as of September 30, 2002 between Seaboard and various purchasers as listed in the exhibit. Incorporated herein by reference to Exhibit 4.3 of Seaboard's Form 10-Q for the quarter ended September 28, 2002. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the Commission.

               4.10 Seaboard Corporation $32,500,000 5.8% Senior Note, Series A, due September 30, 2009 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.4 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

               4.11 Seaboard Corporation $38,000,000 6.21% Senior Note, Series B, due September 30, 2009 issued pursuant to the Note Purchase
                     Agreement described above. Incorporated herein by reference to Exhibit 4.5 of Seaboard's Form 10-Q for the quarter ended
                     September 28, 2002.

               4.12 Seaboard Corporation $7,500,000 6.21% Senior Note, Series C, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.6 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

               4.13 Seaboard Corporation $31,000,000 6.92% Senior Note, Series D, due September 30, 2012 issued pursuant to the Note Purchase
                     Agreement described above. Incorporated herein by reference to Exhibit 4.7 of Seaboard's Form 10-Q for the quarter ended
                     September 28, 2002.

               *10.1 Seaboard's Executive Retirement Plan
                     dated January 1, 1997. The addenda have been omitted from the filing, but will be provided supplementary upon request of the Commission. Incorporated herein by reference to Exhibit
                     10.1 of Seaboard's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

               *10.2 Seaboard's Supplemental Executive
                     Benefit Plan as Amended and Restated.
                     Incorporated herein by reference to Exhibit
                     10.2 of Seaboard's Form 10-K for fiscal year ended December 31, 2000.

               *10.3 Seaboard's Supplemental Executive
                     Retirement Plan for H. Harry Bresky dated
                     March 21, 1995.  Incorporated herein by
                     reference to Exhibit 10.3 of Seaboard's
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

               *10.4 Seaboard's Executive Deferred
                     Compensation Plan dated January 1, 1999.
                     Incorporated herein by reference to Exhibit
                     10.1 of Seaboard's Form 10-Q for the quarter ended March 31, 1999.

               *10.5 First Amendment to Seaboard's Executive
                     Retirement Plan as Amended and Restated
                     January 1, 1997, dated February 28, 2001, amending Seaboard's Executive Retirement Plan dated January 1, 1997 referenced as Exhibit
                     10.1.  Incorporated herein by reference to
                     Exhibit 10.6 of Seaboard's Form 10-K for fiscal year ended December 31, 2000.

               *10.6 Seaboard's Investment Option Plan dated
                     December 18, 2000. Incorporated herein by reference to Exhibit 10.7 of Seaboard's Form 10-K for fiscal year ended December 31, 2000.

               10.7 Reorganization Agreement by and between Seaboard Corporation and Seaboard Flour Corporation as of October 18, 2002. Incorporated herein by reference to
                     Exhibit 10.1 of the Form 8-K dated
                     October 18, 2002.

               10.8 Purchase and Sale Agreement dated October 18, 2002 by and between Flour Holdings LLC and Seaboard Flour Corporation with respect to which the "Earnout Payments" thereunder have been assigned to Seaboard Corporation. Incorporated herein by reference to Exhibit
                     10.2 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

               10.9 Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods LLC, and for certain limited purposes only, the members of Triumph Foods LLC. Incorporated herein by reference to Exhibit 10.2 of Seaboard's Form 8-K dated February 3, 2004.

               13 Sections of Annual Report to security holders specifically incorporated herein by reference herein.

               14    Code of Ethics.

               21    List of subsidiaries.

               31.1  Certification of the Chief Executive Officer
                     Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2  Certification of the Chief Financial Officer
                     Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

     (b)  Reports on Form 8-K

          (i) Form 8-K dated November 4, 2003, filed with the Commission on November 4, 2003 with respect to Items 7 and 12 to report Seaboard's issuance of a press release dated November 4, 2003 announcing earnings for the third quarter ended September 27, 2003.

          (ii) Form 8-K dated December 3, 2003, filed with the Commission on December 3, 2003 with respect to
                Item 5 to report that Seaboard had completed the sale of 100% of its equity interest in Fjord Seafood ASA.

          (iii) Form 8-K dated December 3, 2003, filed with the Commission on December 5, 2003 with respect to Items 2 and 7 to report that Seaboard had completed the sale of 100% of its equity interest in Fjord Seafood ASA through a private placement by an investment banker to unknown third parties, and to furnish pro forma financial information.

     (c)  Exhibits.

          See exhibits identified above under Item 15(a)3.

     (d)  Financial Statement Schedules.

          See financial statement schedules identified above under Item 15(a)2.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Seaboard has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SEABOARD CORPORATION

By /s/H. H. Bresky                   By /s/Robert L. Steer
   H. H. Bresky, President and Chief    Robert L. Steer, Senior Vice President,
   Executive Officer                    Treasurer and Chief Financial Officer
   (principal executive officer)        (principal financial officer)

Date:  February 27, 2004             Date:  February 27, 2004



By /s/John A. Virgo
   John A. Virgo, Vice President, Corporate
   Controller and Chief Accounting Officer
   (principal accounting officer)

Date:  February 27, 2004



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

By /s/H. H. Bresky                   By  /s/Kevin M. Kennedy
   H. H. Bresky, Director and            Kevin M. Kennedy, Director
   Chairman of the Board

Date:  February 27, 2004             Date:  February 27, 2004



By /s/David A. Adamsen               By  /s/J.E. Rodrigues
   David A. Adamsen, Director            J.E. Rodrigues, Director

Date:  February 27, 2004             Date:  February 27, 2004



By /s/Douglas W. Baena
   Douglas W. Baena, Director

Date:  February 27, 2004

              SEABOARD CORPORATION AND SUBSIDIARIES
     Index to Consolidated Financial Statements and Schedule
                      Financial Statements


                                                         Stockholders'
                                                       Annual Report Page
Independent Auditors' Report                                   24

Consolidated Balance Sheets as of December 31, 2003
 and December 31, 2002                                         25

Consolidated Statements of Earnings for the years
 ended December 31, 2003, December 31, 2002 and
 December 31, 2001                                             26

Consolidated Statements of Changes in Equity for the
 years ended December 31, 2003, December 31, 2002 and
 December 31, 2001                                             27

Consolidated Statements of Cash Flows for the years
 ended December 31, 2003, December 31, 2002 and
 December 31, 2001                                             28

Notes to Consolidated Financial Statements                     29

The foregoing are incorporated herein by reference.

The individual financial statements of the nonconsolidated foreign affiliates, which would be required if each such foreign affiliate were a Registrant, are omitted because (a) Seaboard's and its other subsidiaries' investments in and advances to such foreign affiliates do not exceed 20% of the total assets as shown by the most recent consolidated balance sheet and (b) Seaboard's and its other subsidiaries' equity in the earnings before income taxes and extraordinary items of the foreign affiliates does not exceed 20% of such income of Seaboard and consolidated subsidiaries compared to the average income for the last five fiscal years.

Combined condensed financial information as to assets, liabilities and results of operations have been presented for nonconsolidated foreign affiliates in Note 5 of "Notes to the Consolidated Financial Statements."

II - Valuation and Qualifying Accounts for the years ended
     December 31, 2003, 2002 and 2001                          F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

                  INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Seaboard Corporation:

Under date of February 23, 2004, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the December 31, 2003 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2003. Our reported dated February 23, 2004 contains an explanatory paragraph that states that the Company adopted Statement of Financial Standards No. 143, "Accounting for Asset Retirement Obligations," and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and changed its method of accounting for costs expected to be incurred during regularly scheduled drydocking of vessels from the accrual method to the direct-expense method in 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   KPMG LLP

Kansas City, Missouri
February 23, 2004

                                                      Schedule II
              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)



                                  Balance at      Provision    Write-offs net   Accounting   Balance at
                               beginning of year     (1)        of recoveries   Changes (2)  end of year
Year ended December 31, 2003:

  Allowance for doubtful accounts  $16,178          8,473          (1,292)             -       $23,359

  Drydock accrual                  $ 6,393              -               -         (6,393)      $     -

Year ended December 31, 2002:

  Allowance for doubtful accounts  $20,571             62          (4,455)             -       $16,178

  Drydock accrual                  $ 6,052          3,709          (3,368)             -       $ 6,393

Year ended December 31, 2001:

  Allowance for doubtful accounts  $29,801            206          (9,436)             -       $20,571

  Drydock accrual                  $ 5,496          5,356          (4,800)             -       $ 6,052


(1) The allowance for doubtful accounts provision is charged to selling, general and administrative expenses. Through December
31, 2002, the provision for drydock was charged to cost of sales.

(2) Effective January 1, 2003, Seaboard changed its method of accounting for drydock maintenance costs from the accrue-in-
advance method to the direct-expense method. As a result, Seaboard reversed its allowance for drydock accrual as a cumulative effect of a change in accounting principle.