Form 10-Q
period 2004-04-03
SEABOARD CORP /DE/
filed 2004-05-07
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

  { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 3, 2004

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

       There were 1,255,053.90 shares of common stock, $1.00 par value per share, outstanding on April 26, 2004.


                                   Total pages in filing - 18 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SEABOARD CORPORATION AND SUBSIDIARIES
                             Condensed Consolidated Balance Sheets
                                    (Thousands of dollars)
                                          (Unaudited)

                                                     April 3,     December 31,
                                                       2004           2003
                        Assets
Current assets:
   Cash and cash equivalents                        $   17,665    $   37,377
   Short-term investments                               90,491        58,022
   Receivables, net                                    216,681       190,013
   Inventories                                         303,761       276,033
   Deferred income taxes                                20,808        17,972
   Other current assets                                 51,984        35,419
Total current assets                                   701,390       614,836
Investments in and advances to foreign affiliates       47,447        46,680
Net property, plant and equipment                      634,220       643,968
Other assets                                            20,868        20,207
Total assets                                        $1,403,925    $1,325,691

            Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                           $   73,598    $   75,564
   Current maturities of long-term debt                 57,201        56,983
   Accounts payable                                     69,685        61,817
   Other current liabilities                           187,737       149,726
Total current liabilities                              388,221       344,090
Long-term debt, less current maturities                319,111       321,555
Deferred income taxes                                   97,019        85,295
Other liabilities                                       48,473        46,720
Total non-current and deferred liabilities             464,603       453,570
Minority and other noncontrolling interests              1,868         7,466
Stockholders' equity:
   Common stock of $1 par value,
     Authorized 4,000,000 shares;
     issued and outstanding 1,255,054 shares             1,255         1,255
   Accumulated other comprehensive loss                (59,295)      (61,527)
   Retained earnings                                   607,273       580,837
Total stockholders' equity                             549,233       520,565
Total liabilities and stockholders' equity          $1,403,925    $1,325,691

             See notes to condensed consolidated financial statements.

                            SEABOARD CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Statements of Earnings
                       (Thousands of dollars except per share amounts)
                                       (Unaudited)

                                                          Three Months Ended
                                                        April 3,      March 29,
                                                          2004          2003
Net sales:
  Products                                           $  478,067     $  344,598
  Service revenues                                      122,081         99,645
  Other                                                  15,527         17,624
     Total net sales                                    615,675        461,867
Cost of sales and operating expenses:
  Products                                              432,461        325,713
  Services                                               98,363         87,078
  Other                                                  11,279         13,727
     Total cost of sales and operating expenses         542,103        426,518
      Gross income                                       73,572         35,349
Selling, general and administrative expenses             30,810         27,375
      Operating income                                   42,762          7,974

Other income (expense):
   Interest expense                                      (7,739)        (6,821)
   Interest income                                        1,755            742
   Loss from foreign affiliates                            (137)        (3,291)
   Minority and other noncontrolling interests              (82)          (253)
   Foreign currency loss, net                            (1,661)        (1,370)
   Miscellaneous, net                                     2,340          2,208
      Total other income (expense), net                  (5,524)        (8,785)
Earnings (loss) before income taxes and cumulative
   effect of changes in accounting principles            37,238           (811)
Income tax expense                                       (9,861)          (122)
Earnings (loss) before cumulative effect of changes
   in accounting principles                              27,377           (933)
Cumulative effect of changes in accounting for asset
   retirement obligations and drydock accruals,
   net of income tax expense of $550                          -          3,648
Net earnings                                         $   27,377     $    2,715

Net earnings per common share:
Earnings (loss) per share before cumulative effect of
  changes in accounting principles                   $    21.81     $    (0.74)
Cumulative effect of changes in accounting for asset
  retirement obligations and drydock accruals                 -           2.90
Net earnings per common share                        $    21.81     $     2.16

Dividends declared per common share                  $     0.75     $     0.75
Average number of shares outstanding                  1,255,054      1,255,054

           See notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Thousands of dollars)
                                   (Unaudited)

                                                           Three Months Ended
                                                          April 3,    March 29,
                                                            2004        2003

Cash flows from operating activities:
   Net earnings                                           $ 27,377   $  2,715
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                        16,356     16,414
       Loss from foreign affiliates                            137      3,291
       Foreign currency exchange gains                        (435)    (2,507)
       Cumulative effect in accounting changes, net              -     (3,648)
       Deferred income taxes                                 8,262     (3,309)
   Changes in current assets and liabilities:
        Receivables, net of allowance                      (26,386)    18,743
        Inventories                                        (27,228)     5,080
        Other current assets                               (16,081)     1,535
        Current liabilities exclusive of debt               40,068    (13,024)
   Other, net                                                1,272      1,850
Net cash from operating activities                          23,342     27,140
Cash flows from investing activities:
   Purchase of short-term investments                      (33,499)   (17,880)
   Proceeds from the sale or maturity of short-term
    investments                                              1,217      6,156
   Investments in and advances to foreign affiliates, net       80      1,474
   Capital expenditures                                     (6,347)   (10,517)
   Other, net                                                   80      1,447
Net cash from investing activities                         (38,469)   (19,320)
Cash flows from financing activities:
   Notes payable to banks, net                              (1,966)    (1,741)
   Principal payments of long-term debt                     (2,424)    (1,095)
   Dividends paid                                             (941)      (941)
   Other, net                                                    -        396
Net cash from financing activities                          (5,331)    (3,381)
Effect of exchange rate change on cash                         746        822
Net change in cash and cash equivalents                    (19,712)     5,261
Cash and cash equivalents at beginning of year              37,377     23,242
Cash and cash equivalents at end of period                $ 17,665   $ 28,503

            See notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1 - Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries ("Seaboard"). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard's investments in non-controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2003 as filed in its Annual Report on Form 10-K. Seaboard's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard's year-end is December 31.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Interest Rate Exchange Agreements

Seaboard's interest rate exchange agreements do not qualify as hedges for accounting purposes. During the quarters ended April 3, 2004 and March 29, 2003, Seaboard recorded losses of $2,743,000 and $749,000, respectively, related to these agreements. The losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of interest paid or received. These amounts include net payments of $2,212,000 and $1,985,000 during 2004 and 2003, respectively, resulting from the difference between the fixed rate paid and variable rate received on these agreements.

Supplemental Non-cash Disclosures

The fluctuation of the Argentine peso has affected the U.S. dollar value of the peso-denominated assets and liabilities of the Sugar and Citrus segment. During the first quarter of 2004, this segment recorded non-cash gains of $435,000 caused by the revaluation of certain dollar denominated net liabilities compared to gains of $2,507,000 during the first quarter of 2003. The following table shows the non-cash impact of the change in exchange rates on various balance sheet categories for the peso denominated assets and liabilities.
                                                  Three Months Ended
                                                  April 3,  March 29,
Increase in thousands of dollars                    2004       2003

Working capital                                    $1,425     $4,285
Fixed assets                                          849      4,330
Other long-term net assets                             38         25

Accounting Changes and New Accounting Standards

Effective  January  1, 2003, Seaboard adopted Statement  of  Financial
Accounting  Standard  No.  143  (SFAS  143),  "Accounting  for   Asset
Retirement Obligations," which required Seaboard to record a long-lived asset and related liability for asset retirement obligation costs associated with the closure of the hog lagoons it is legally
obligated  to  close.   Accordingly,  on  January  1,  2003,  Seaboard
recorded the cumulative effect of the change in accounting principle with a charge to earnings of $2,195,000 ($1,339,000 net of tax, or $1.07 per common share). The following table shows the changes in the asset retirement obligation during 2004.
                                                      Three Months Ended
Thousands of dollars                                    April 3, 2004

Beginning balance                                            $6,086
Accretion expense                                               113
Liability for additional lagoons placed in service              134
Ending balance                                               $6,333

Through December 31, 2002, costs expected to be incurred during regularly scheduled drydocking of vessels were accrued ratably prior to the drydock date. Effective January 1, 2003, Seaboard changed its method of accounting for these costs from the accrual method to the direct-expense method. Under the new accounting method, drydock maintenance costs are recognized as expense when maintenance services are performed. Seaboard believes the newly adopted accounting principle is preferable in these circumstances because the maintenance expense is not recorded until the maintenance services are performed and, accordingly, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method. As a result, on January 1, 2003, the balance of the accrued liability for drydock maintenance as of December 31, 2002 for its Commodity Trading and Milling, Marine, and Power segments was reversed, resulting in an increase in earnings of $6,393,000 ($4,987,000 net of related tax expense or $3.97 per common share) as a cumulative effect of a change in accounting principle.

As of December 31, 2003, Seaboard adopted Financial Accounting Standards Board Interpretation No. 46, revised December 2003 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 applies to an entity if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity has these characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. Based on its evaluations, Seaboard consolidated certain limited liability companies as of
December 31, 2003, which own certain of the facilities used in connection with Seaboard's vertically integrated hog production because Seaboard was determined to be the primary beneficiary. If the consolidation requirements would have been applied retroactively to January 1, 2003, operating income, net earnings, and net earnings per common share would have decreased by $67,000, $41,000 and $0.03, respectively, for the first quarter of 2003.

Note 2 - Repurchase of Minority Interest

In connection with the December 2001 sale of a 10% minority interest in one of the two power barges in the Dominican Republic, the buyer was given a three-year option to sell the interest back to Seaboard for the book value at the time of sale, pending collections of outstanding receivables. During January 2004, the buyer provided notice to exercise the option. As of April 3, 2004, the book value of $5,709,000 was reclassified from minority and other noncontrolling interests to other current liabilities on the Condensed Consolidated Balance Sheets. An initial payment of $5,000,000 will be paid during the second quarter of 2004 with the remaining balance payable upon collection of the remaining outstanding receivables.

In addition, Seaboard has historically paid commissions to a related entity of the above party relative to the performance of the other power barge. Subsequent to April 3, 2004, Seaboard agreed to terminate that relationship with a one-time payment of $2,000,000.

Note 3 - Comprehensive Income (Loss)

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                                        Three Months Ended
                                                       April 3,    March 29,
(Thousands of dollars)                                   2004        2003

Net earnings                                           $27,377     $ 2,715
Other comprehensive income (loss)
net of applicable taxes:
Foreign currency translation adjustment                  2,244       6,791
Unrealized gains (losses) on investments                    90         (32)
Net unrealized losses on cash flow hedges                  (52)       (136)
Amortization of deferred gain on interest rate swaps       (50)        (50)
Total comprehensive income                             $29,609     $ 9,288

The components of and changes in accumulated other comprehensive loss for the three months ended April 3, 2004 are as follows:

                                                Balance               Balance
                                              December 31,  Period    April 3,
(Thousands of dollars)                           2003       Change      2004

Foreign currency translation adjustment        $(56,490)    $2,244   $(54,246)
Unrealized gain on investments                       14         90        104
Unrecognized pension cost                        (5,772)         -     (5,772)
Net unrealized loss on cash flow hedges             (30)       (52)       (82)
Deferred gain of interest rate swaps                751        (50)       701
Accumulated other comprehensive loss           $(61,527)    $2,232   $(59,295)

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.

Note 4 - Inventories

The following is a summary of inventories at April 3, 2004 and December 31, 2003:

                                              April 3,     December 31,
(Thousands of dollars)                          2004          2003
At lower of LIFO cost or market:
      Live hogs & materials                   $150,585       $142,396
      Dressed pork & materials                  25,795         22,220
                                               176,380        164,616
      LIFO allowance                            (8,758)        (7,608)
              Total inventories at lower
               of LIFO cost or market          167,622        157,008
At lower of FIFO cost or market:
      Grain, flour and feed                    104,450         87,831
      Sugar produced & in process               14,718         14,807
      Other                                     16,971         16,387
              Total inventories at lower
               of FIFO cost or market          136,139        119,025
               Total inventories              $303,761       $276,033


Note 5 - Employee Benefits

Seaboard maintains a defined benefit pension plan (the Plan) for its domestic salaried and clerical employees and also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. As a result of recently passed pension relief legislation and finalization of Plan data, in order to meet the minimum funding standards to avoid Pension Benefit Guaranty Corporation variable rate premiums established by the Employee Retirement Income Security Act of 1974, Seaboard revised its original schedule of contributions for 2004 from $7,000,000 to $5,763,000. The first payment of $1,922,000
was   made   on  April 15, 2004.

The net periodic benefit cost of these plans was as follows:

                                                   Three months ended
                                                   April 3,  March 29,
(Thousands of dollars)                              2004       2003

Components of net periodic benefit cost:
 Service cost                                     $   872    $    828
 Interest cost                                        974       1,019
 Expected return on plan assets                      (792)       (690)
 Amortization and other                               213         270
 Net periodic benefit cost                        $ 1,267    $  1,427

Note 6 - Contingencies

From time to time bills have been introduced in the United States Senate and House of Representatives which include provisions to prohibit meat packers, such as Seaboard, from owning or controlling livestock intended for slaughter. If passed, such bills could prohibit Seaboard from owning or controlling hogs, and thus would require divestiture of our operations, possibly at prices which are below the carrying value of such assets on the balance sheet, or otherwise restructure its ownership and operation. Such bills could also be construed as prohibiting or restricting Seaboard from engaging in various contractual arrangements with third party hog producers, such as traditional contract finishing arrangements. To date, none have been passed into law nor does Seaboard expect any to be passed in 2004. However, Seaboard cannot assure such legislation will not be adopted in the future. Seaboard, along with industry groups and other similarly situated companies, continues to vigorously lobby against enactment of any such legislation.

Seaboard reached an agreement in 2002 to settle litigation brought by the Sierra Club. Under the terms of the settlement, Seaboard is conducting an environmental investigation to determine the source of elevated nitrates at three farms and potentially will be required to take remedial actions at the farms if conditions so warrant.

Seaboard is subject to regulatory actions and an investigation by the United States Environmental Protection Agency and the State of
Oklahoma.   One  such  action  involves five  properties  utilized  in
Seaboard's hog production operations which were purchased from PIC International Group, Inc. (PIC). PIC is indemnifying Seaboard with respect to the action pursuant to an indemnification agreement which has a $5 million limit. A settlement is being discussed with the
agencies.   If  the  settlement  being discussed  is  agreed  to,  the
estimated   cumulative  costs  which  will  be  expended  will   total
approximately $6.2 million, not including the additional legal costs required to negotiate the settlement. If the measures taken pursuant to the settlement are not effective, other measures with additional costs may be required. PIC has advised Seaboard that it is not responsible for the costs in excess of $5 million. Seaboard disputes PIC's determination of the costs to be included in the calculation and believes that the costs to be considered are less than $5 million,
such  that  PIC  is   responsible  for  all  such  costs,  except  for
approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard Farms has agreed to conduct such testing and sampling as a part of the sampling it conducts in the normal course of operations and believes that the incremental costs incurred to conduct such
testing  and  sampling  will  be  less  than $180,000.   Seaboard  also
believes that a more general indemnity agreement would require indemnification of a liability in excess of $5 million (excluding the estimated $180,000 cost for testing and sampling), although PIC
disputes  this.   With respect to other actions and the investigation,
neither is expected to have a material adverse effect on Seaboard's consolidated financial statements.

Seaboard is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to have a material adverse effect on Seaboard's consolidated financial statements.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. The following table sets forth the terms of guarantees as of April 3, 2004.


Guarantee beneficiary                      Maximum exposure       Maturity

Foreign non-consolidated affiliate grain     $1,300,000        Annual renewal
  processor - Uganda
Foreign   non-consolidated  affiliate  food  $  400,000         August 2004
  product distributor - Ecuador
Various hog contract growers                 $1,585,000        Annual renewal

Seaboard guaranteed a bank borrowing for a subsidiary of a non-consolidated foreign affiliate grain processor in Kenya, Unga Holdings Limited (Unga), to facilitate bank financing used for the rehabilitation and expansion of a milling facility in Uganda. This guarantee was a part of the original purchase agreement with Unga when Seaboard first invested in this company in 2000. The guarantee can be drawn upon in the event of non-payment of a bank borrowing by the Unga's subsidiary. While the guarantee may be cancelled by Seaboard annually, the bank has the right to draw on the guarantee in the event it is advised that the guarantee will be cancelled. The guarantee renews annually until the debt expires in 2007. Unga has provided a reciprocal guarantee to Seaboard. As of April 3, 2004, this affiliate had $1,049,000 of borrowings outstanding related to this guarantee.

The non-consolidated affiliate food product distributor in Ecuador purchases certain products from a U.S. domiciled vendor. Seaboard has guaranteed the payments for these purchases in order to secure normal credit terms for this affiliate.

Seaboard has guaranteed a portion of the bank debt for certain farmers, which debt proceeds were used to construct facilities to raise hogs for Seaboard's Pork division. The guarantees enabled the farmers to obtain favorable financing terms. These bank guarantees renew annually until the underlying debt is fully repaid in 2013-2014. The maximum exposure to Seaboard from these guarantees is $1,585,000.

Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considered the likelihood of loss to be remote.

As of April 3, 2004, Seaboard had outstanding $11,672,000 of letters of credit with various banks that reduced Seaboard's borrowing capacity under its committed credit facilities. The largest letter of credit of $8,700,000 is for workers compensation insurance. Also included is a letter of credit for $1,241,000 to support purchases for a non-controlled affiliate mill expansion project. While this affiliate has sufficient liquidity to pay for the improvements, the mill is located in Haiti and the letter of credit was posted in lieu of advance vendor payments for the purchases.

Note 7 - Segment Information

During the fourth quarter of 2003, Seaboard sold its equity investment in Fjord, a non-consolidated affiliate included in the All Other segment. Seaboard's share of Fjord's losses recognized during the first quarter of 2003 totaled $999,000.

The following tables set forth specific financial information about each segment as reviewed by Seaboard's management. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income, along with income or losses from foreign affiliates for the Commodity Trading and Milling Division, is used as the measure of evaluating segment performance because management does not consider interest and income tax expense on a segment basis.


Sales to External Customers:
                                     Three Months Ended
                                    April 3,    March 29,
(Thousands of dollars)                2004        2003

Pork                              $  211,722   $  153,926
Commodity Trading and Milling        256,676      177,775
Marine                               110,918       92,286
Sugar and Citrus                      13,719       12,772
Power                                 15,527       17,624
All Other                              7,113        7,484
   Segment/Consolidated Totals    $  615,675   $  461,867

Operating Income:
                                     Three Months Ended
                                    April 3,    March 29,
(Thousands of dollars)                2004        2003

Pork                              $   21,334   $   (1,445)
Commodity Trading and Milling          8,713        3,394
Marine                                 7,417         (951)
Sugar and Citrus                       3,558        4,462
Power                                  1,525        2,465
All Other                                525          787
   Segment Totals                     43,072        8,712
Corporate Items                         (310)        (738)
   Consolidated Totals            $   42,762   $    7,974



Income (Loss) from Foreign Affiliates:

                                     Three Months Ended
                                    April 3,    March 29,
(Thousands of dollars)                2004        2003

Commodity Trading and Milling     $      667   $   (1,700)
All Other                               (804)      (1,591)
   Segment/Consolidated Totals    $     (137)  $   (3,291)


Total Assets:
                                    April 3,    December 31,
(Thousands of dollars)                2004         2003

Pork                              $  678,183   $  670,288
Commodity Trading and Milling        289,266      243,065
Marine                               112,064      114,375
Sugar and Citrus                      75,367       75,674
Power                                 76,748       76,920
All Other                             15,513       13,953
   Segment Totals                  1,247,141    1,194,275
Corporate Items                      156,784      131,416
   Consolidated Totals            $1,403,925   $1,325,691

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash   and   short-term  investments  increased  $12.8  million   from
December  31,  2003  primarily  reflecting  the  cash  generated  from operations of $23.3 million less capital expenditures and debt repayments. Cash from operating activities for the three months ended April 3, 2004, decreased $3.8 million compared to the same period one year earlier, primarily reflecting the increased working capital needs of the Pork, Commodity Trading and Milling and Power segments. Inventory levels increased for the Pork segment reflecting the recently populated new hog production facilities. For the Commodity Trading and Milling segment, the overall increase in trading activity caused increases in accounts receivable and inventories. Working capital needs also increased for the Power segment as a result of slowed collections of accounts receivable.

Capital Expenditures

Seaboard invested $6.3 million in property, plant and equipment for the three months ended April 3, 2004, of which $2.1 million was expended in the Pork segment, $1.7 million in the Marine segment, $1.6 million in the Commodity Trading and Milling segment and
$0.9 million in the remaining businesses. The capital expenditures for 2004 are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades. While there are no material commitments for capital expenditures, during the remainder of 2004 management has budgeted additional capital expenditures of $5.3 million in the Pork segment, $4.6 million in the Commodity Trading and Milling segment, $7.6 million in the Marine segment, $4.6 million in the Sugar and Citrus segment and $0.5 million of all other businesses. Management anticipates financing these capital expenditures from internally generated cash, the use of available short-term investments or existing short-term borrowing capacity.

Financing Activities and Debt

During the first quarter of 2004, Seaboard entered into two new, one-year committed credit lines totaling $45.0 million and extended its committed subsidiary credit facilities totaling $80.0 million through April 30, 2004. As of April 3, 2004, Seaboard had committed lines of credit totaling $170.0 million and uncommitted lines totaling $52.0 million. Borrowings outstanding under committed and uncommitted lines as of April 3, 2004 totaled $51.9 million and $21.7 million, respectively. Outstanding standby letters of credit totaling $11.7 million reduced Seaboard's borrowing capacity under its committed credit lines.

Subsequent to April 3, 2004, Seaboard's committed subsidiary credit lines totaling $80.0 million were combined into one facility, increased to $95.0 million, and extended to April 30, 2005. This facility is denominated in U.S. dollars. In addition, a $20.0 million committed credit facility was extended for one additional year. Management plans to evaluate the renewal of its remaining credit facilities.

In addition to funding Seaboard's planned capital expenditures as discussed above, Seaboard's remaining 2004 scheduled long-term debt maturities total $54.9 million. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate to make these scheduled debt payments and support existing operations during fiscal 2004. Management does, however, periodically review various alternatives for future financing to provide additional liquidity for future operating plans. As management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, management may have to pursue financing alternatives at that time.

During January 2004, the 10% minority interest owner of one of the power barges located in the Dominican Republic notified Seaboard of its intention to exercise a put option for the equity interest. See
Note 2 to the Condensed Consolidated Financial Statements for further discussion.

See Note 6 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales increased to $615.7 million for the first quarter of 2004 compared to $461.9 million for the first quarter of 2003. The increase in net sales was primarily the result of higher sales volumes and market prices for pork products, increased commodity prices and trading volumes, and, to a lesser extent, an increased level of marine cargo service with improved rates. Operating income increased to $42.8 million in 2004 compared to $8.0 million for the first quarter of 2003. The increase in sales also contributed to higher operating income for the quarter.

Pork Segment
                                             Three Months Ended
                                          April 3,       March 29,
(Dollars in millions)                       2004            2003

Net sales                                  $211.7          $153.9
Operating income (loss)                    $ 21.3          $ (1.4)

Net sales for the Pork segment increased $57.8 million in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of higher market prices for pork products and higher sales volumes. The excess domestic meat supplies experienced in early 2003 resulted in lower sales prices through the first quarter of 2003. Prices generally improved throughout the remainder of 2003 and further improved through the first quarter of 2004 as a result of a strong demand for pork products. Sales volumes increased as Seaboard operated additional weekend processing shifts during 2004 to take advantage of the favorable market conditions, and had an additional four business days in 2004 compared to 2003. In comparison, during 2003 Seaboard held selected product in inventory during the first quarter in anticipation of improved market conditions later in the year.

Operating income for the Pork segment increased $22.7 million in the first quarter of 2004 compared to the first quarter of 2003 as a result of the higher sales prices and volumes discussed above, partially offset by an increase in cost of third party hogs.
Commodity prices for corn and soybean meal increased significantly throughout the first quarter of 2004 causing increased feed costs, but were primarily offset by gains from the mark to market of commodity futures contracts. As Seaboard does not perform the extensive record-keeping required to account for commodity futures transactions as hedges, commodity gains totaling $3.3 million during the first quarter of 2004 and $0.1 million in 2003 reduced cost of sales while a portion of the higher feed costs remained in inventory and could decrease future profitability in the later half of 2004. Management is unable to predict future market prices for pork products, feed costs and third party hogs, or whether overall market conditions will continue to be favorable, and therefore, management cannot predict whether this segment will continue to be as profitable during the remainder of 2004.

Commodity Trading and Milling Segment
                                             Three Months Ended
                                          April 3,       March 29,
(Dollars in millions)                       2004            2003

Net sales                                  $256.7          $177.8
Operating income                           $  8.7          $  3.4
Income (loss) from foreign affiliates      $  0.7          $ (1.7)

Net sales for the Commodity Trading and Milling segment increased $78.9 million in the first quarter of 2004 compared to the first quarter of 2003. This increase is primarily the result of world-wide increased commodity prices and, to a lesser extent, increased trading volumes to third parties and affiliates. The increase in trading revenues was partially offset by lower milling revenues primarily reflecting less favorable local operating conditions for certain consolidated African milling operations.

Operating income for this segment increased $5.3 million in the first quarter of 2004 compared to the first quarter of 2003. The increase primarily reflects the increase in sales volumes in the trading business, partially offset by lower milling revenues as discussed above. In addition, charter hire rates were significantly higher during the first quarter of 2004 compared to 2003. Seaboard had entered into some longer term charter contracts in 2003, delaying the impact of the higher costs. While management believes its commodity futures and options are economic hedges of its firm purchase and sales contracts, we do not perform the extensive record-keeping required to account for commodity transactions as hedges for accounting purposes. As a result, operating income for the first quarter of 2004 includes a gain of $1.3 million compared to losses of $0.4 million for 2003 related to mark-to-market adjustments. Due to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income to continue in 2004.

Income from foreign affiliates in the first quarter of 2004 improved $2.4 million from 2003 primarily reflecting improved operating results from most African milling operations. Based on current political and economic situations in the countries in which the flour and feed mills operate, management cannot predict whether the foreign affiliates will remain profitable for the remainder of 2004.

Marine Segment
                                             Three Months Ended
                                          April 3,       March 29,
(Dollars in millions)                       2004            2003

Net sales                                  $110.9          $ 92.3
Operating income (loss)                    $  7.4          $ (1.0)

Net sales for the Marine segment increased $18.6 million in the first quarter of 2004 compared to the first quarter of 2003 reflecting higher cargo volumes and, to a lesser extent, increased average cargo rates. The 2003 quarter was significantly negatively impacted by the general strike in Venezuela which began in 2002 and continued into February of 2003, resulting in the discontinuance of all port calls to that country. While the political and economic instability remains in Venezuela and that market has not yet fully recovered, cargo volumes have increased during the first quarter of 2004 compared to 2003. In addition, cargo volumes also increased in most other markets. Average cargo rates for 2004 improved over 2003 reflecting increased rates and improved cargo mixes in certain markets. Partially offsetting these increases, the first quarter of 2003 included revenue from chartering of certain company-owned vessels to carry military cargo to the Middle East.

Operating income for the Marine segment increased $8.4 million in the first quarter of 2004 compared to the first quarter of 2003, primarily reflecting the increased volumes and rates discussed above. The duration and extent of the economic situation due to the political instability in Venezuela will continue to affect future results while shipping demand for the affected routes remains below historical levels. Management cannot predict whether or to what extent economic conditions will change for the Venezuelan and related markets, and therefore cannot predict whether this segment will continue to operate as profitably during the remainder of 2004.

The U.S. Maritime Transportation Security Act and corresponding international regulations under The International Ship and Port-facility Security Code go into effect July 1, 2004. These regulations require comprehensive security assessments and plans for vessels and facilities in the U.S. and throughout the world. While management believes Seaboard's U.S. facilities and vessels will be compliant by the deadline, trade could be adversely affected in areas where foreign ports do not fully comply.

Sugar and Citrus Segment
                                             Three Months Ended
                                          April 3,       March 29,
(Dollars in millions)                       2004            2003

Net sales                                  $ 13.7          $ 12.8
Operating income                           $  3.6          $  4.5

Net sales for the Sugar and Citrus segment increased slightly in the first quarter of 2004 compared to the first quarter of 2003 reflecting higher sales volumes. This increase was partially offset by the lower average sales price. The higher volumes and lower prices reflect the abundant 2003 harvest in Argentina which resulted in large sugar supplies. While management cannot predict future sales prices, management does not expect sales prices to increase above the 2003 prices for the remainder of 2004.

Operating income decreased $0.9 million for the first quarter of 2004 compared to the prior year primarily due to the higher inventoried costs of the recent sugar harvest and production. During 2003, the peso price of sugar increased at a higher rate than the related peso costs, a trend that has now reversed as expenses are increasing. Management expects operating income for 2004 will remain positive although lower than comparable 2003 periods.

Power Segment
                                             Three Months Ended
                                          April 3,       March 29,
(Dollars in millions)                       2004            2003

Net sales                                  $ 15.5          $ 17.6
Operating income                           $  1.5          $  2.5

The economic environment of the Dominican Republic remained unstable throughout the first quarter of 2004. Even though multilateral credit agencies provided some funding during the quarter, the economic problems still exist. The Power segment was able to collect a small portion of past due amounts from certain distribution companies, but significant balances are still outstanding from other generating and distribution companies. As a result of the economic instability in this country, during the first quarter of 2004 the Dominican Republic peso weakened further against the U.S. dollar, causing $1.9 million of foreign exchange losses related to the peso-denominated net assets compared to $1.8 million in 2003. The exchange losses are included in other income (expense) on the Condensed Consolidated Statements of Earnings and are not a component of operating income.

Net sales for the Power segment decreased $2.1 million in the first quarter of 2004 compared to the first quarter of 2003 due to lower production and lower spot prices in 2004. In early 2004, Seaboard curtailed production due to management's concerns about collectibility of the revenues. Operations have since resumed to full capacity
though   management  may  impose  further  curtailments  if  liquidity conditions warrant.

Operating income decreased $1.0 million for the first quarter of 2004 compared to the first quarter of 2003 primarily reflecting higher commission expenses and bad debt expenses for the 2004 quarter, partially offset by lower fuel costs. Pending improvement to the economic problems and the upcoming May elections in the country, management cannot predict whether this segment will remain profitable for the remainder of 2004.

All Other
                                             Three Months Ended
                                          April 3,       March 29,
(Dollars in millions)                       2004            2003

Net sales                                  $  7.1          $  7.5
Operating income                           $  0.5          $  0.8
Loss from foreign affiliates               $ (0.8)         $ (1.6)

Net sales and operating income for All Other remained consistent with 2003. The loss from foreign affiliates in 2004 represents Seaboard's share of losses from its equity method investment in a Bulgarian wine business whereas 2003 also included $1.0 million of foreign affiliate losses for Seaboard's share of Fjord Seafood ASA (Fjord) results. The equity investment in Fjord was sold during the fourth quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the first quarter of 2004 increased by $3.4 million over the first quarter of 2003 primarily in the Power segment due to increased commissions and bad debt expense and, to a lesser extent, increased selling costs in the Commodity Trading and Milling and Marine segments related to the growth of these businesses. As a percentage of revenues, SG&A decreased to 5.0% in the first quarter of 2004 compared to 5.9% for the first quarter of 2003 as a result of increased sales in the Pork, Commodity Trading and Milling, and Marine segments.

Interest Expense

Interest expense increased $0.9 million in the first quarter of 2004 compared to the first quarter of 2003. The increase primarily reflects the higher average level of short-term and long-term borrowings outstanding during 2004, partially offset by lower average interest rates.

Interest Income

Interest income increased $1.0 million in the first quarter of 2004 compared to the first quarter of 2003 primarily reflecting the higher level of average funds invested during 2004.

Foreign Currency Losses

Foreign currency losses totaled $1.7 million for the first quarter of 2004 compared with $1.4 million for the same period in 2003. Losses from the devaluation of the Dominican Republic peso totaled $1.9 million in 2004 compared to $1.8 million during 2003. Seaboard operates in many developing countries throughout the world. The political and economic conditions of these markets cause volatility in currency exchange rates and expose Seaboard to the risk of exchange loss.

Miscellaneous, Net

Miscellaneous, net for 2004 includes realized gains of $1.5 million and unrealized gains of $1.6 million from the mark to market of commodity futures and options contracts that management doesn't view as direct economic hedges of its operations. In addition, miscellaneous, net for 2004 and 2003 includes gains of $0.5 million and $1.9 million, respectively, from the settlement of antitrust litigation for feed additives used by Seaboard. Losses from interest rate swap agreements totaling $2.7 million and $0.7 million for 2004 and 2003, respectively, partially offset these gains. These swap agreements do not qualify as hedges for accounting purposes and accordingly, changes in the market value are recorded to earnings as interest rates change.

Income Tax Expense

The effective tax rate increased during 2004 compared to 2003 primarily as a result of increased domestic taxable income and lower amounts of permanently deferred foreign earnings.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates. Changes in commodity prices impact the cost of necessary raw materials, finished product sales and firm sales commitments. Seaboard uses various grain and meal futures and options purchase contracts to manage certain risks of increasing prices of raw materials and firm sales commitments. Short sales contracts are then used to offset any open purchase derivatives when the related commodity inventory is purchased in advance of the derivative maturity, effectively canceling the initial futures or option purchase contract. From time to time, hog futures are used to manage risks of increasing prices of live hogs acquired for processing. Because changes in foreign currency exchange rates impact the cash paid or received on foreign currency denominated receivables and payables, Seaboard manages certain of these risks through the use of foreign currency forward exchange agreements. Changes in the exchange rate for the Argentine peso affect the valuation of foreign currency denominated net assets of Seaboard's Argentine subsidiary and net earnings for the impact of the change on that subsidiary's dollar denominated net liabilities. Changes in interest rates impact the cash required to service variable rate debt. From time to time,
Seaboard uses interest rate swaps to manage risks of increasing interest rates. Seaboard's market risk exposure related to these items has not changed materially since December 31, 2003.


Item 4.  Controls and Procedures

Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures as of April 3, 2004. Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Protection Agency (EPA) and State of Oklahoma Claims Concerning Farms in Major and Kingfisher County, Oklahoma

Seaboard Farms, Inc. (Seaboard Farms), is subject to an ongoing Unilateral Administrative Order (the "RCRA Order") pursuant to
Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), filed by the EPA on June 29, 2001 against Seaboard Farms, Shawnee Funding, Limited Partnership and PIC International Group, Inc. ("PIC") (collectively, "Respondents") related to five swine farms located in Major County and Kingfisher County, Oklahoma purchased from PIC. These same farms are subject to a Notice of Violation received from the State of Oklahoma, alleging that Seaboard Farms has violated various provisions of state law and the operating permits based on the same conditions which gave rise to the RCRA Order.

Seaboard Farms disputes the RCRA Order and the State of Oklahoma's contentions on legal and factual grounds, and has advised the EPA that it won't comply with the RCRA Order, as written. Notwithstanding, Seaboard Farms is cooperating with the EPA and the State of Oklahoma, and has had significant and ongoing dialogue with the EPA and the State of Oklahoma in order to attempt to settle the RCRA Order and the Oklahoma Notice of Violation. Seaboard Farms has undertaken an extensive investigation under the RCRA Order. The EPA and the State of Oklahoma, have advised Seaboard Farms that one additional farm in Kingfisher County must be included in any settlement, although neither agency has filed any formal claims with respect to that farm. No settlement has yet been reached with the EPA or the State of Oklahoma.

The farms at issue were previously owned by PIC and PIC is indemnifying Seaboard Farms with respect to the RCRA Order (reserving its right to contest the obligation to do so), pursuant to an indemnification agreement which has a $5 million limit. If the settlement being discussed with EPA and the State of Oklahoma is agreed to, the estimated cumulative costs which will be expended pursuant to the settlement will total approximately $6.2 million, not including the additional legal costs required to negotiate the settlement. If the measures taken pursuant to the settlement are not effective or if certain additional issues arise at the farms after the settlement, other measures with additional costs may be required. PIC has advised Seaboard Farms that it is not responsible for the costs in excess of $5 million. Seaboard Farms disputes PIC's determination of the costs to be included in the calculation. Seaboard Farms believes that the costs to be considered are less than $5 million, such that PIC is responsible for all such costs, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard Farms has agreed to conduct such testing and sampling as a part of the sampling it conducts in the normal course of operations and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard Farms also believes that a more general indemnity agreement would require indemnification of liability in excess of $5 million (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

Other

On  January  26,  2004, the U.S. Department of Justice  sent  Seaboard
Marine, Ltd. a letter stating that it was investigating possible violations of 49 U.S.C. Secs. 5104- 5124 and 49 C.F.R. Secs. 171- 173 relating to the transportation, storage and discharge of hazardous materials. The Department of Justice is amenable to resolving the matter by entering a plea agreement which includes Seaboard Marine's agreement to pay a fine, restitution and other costs totaling approximately $300,000, to implement a compliance plan, and to conduct training of employees. A draft of the plea agreement setting forth all of the terms of the plea has not yet been presented to Seaboard Marine. Upon receipt, Seaboard Marine intends to attempt to negotiate an acceptable plea agreement with the Department of Justice.

Item 4.  Submission of Matters to a Vote of Security Holders

The  annual  meeting of stockholders was held on  April  26,  2004  in
Newton, Massachusetts. Three items were submitted to a vote of stockholders as described in Seaboard's Proxy Statement dated March 12, 2004. The following table briefly describes the proposals and results of the stockholders' vote.

                                Votes in     Votes
                                 Favor      Withheld
1.   To elect:
     H. Harry Bresky          1,185,892.9    28,879
     David A. Adamsen         1,201,043.9    13,728
     Douglas W. Baena         1,201,258.9    13,513
     Joe E. Rodrigues         1,186,449.9    28,322
     and Kevin M. Kennedy     1,201,043.9    13,728
     as directors.

                                Votes in     Votes     Votes       Broker
                                 Favor      Against  Abstaining  Non-Votes
2.   To ratify selection of
     KPMG LLP as independent
     auditors.                1,208,560.9     4,559     1,652          0

3.   Stockholder proposal for
     an independent director
     to serve as Chair of the
     Board                       73,190   1,065,770.9   2,272     73,539


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

     i. On February 3, 2004, Seaboard Corporation filed a report on Form 8-K with respect to Items 5 and 6 to report Seaboard's issuance of a press release announcing a marketing agreement with Triumph Foods LLC.

     ii. On February 27, 2004, Seaboard Corporation filed a report on Form
         8-K with respect to Items 7 and 12 to report Seaboard's issuance of a press release announcing earnings of Seaboard Corporation for the quarter and year ended December 31, 2003.

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as: statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates,"
"estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) the cost and timing of the completion of new or expanded facilities, (ii) Seaboard's ability to obtain adequate financing and liquidity, (iii) the price of feed stocks and other materials used by Seaboard, (iv) the sale price for pork products from such operations, (v) the price for other products and services, (vi) the charter hire rates and fuel prices for vessels,  (vii) the demand for power, related spot market  prices  and collectibility of receivables in the Dominican Republic, (viii) the effect of the devaluation of the Argentine and Dominican Republic pesos, (ix) the potential effect of the proposed meat packer ban legislation on the Pork Division, (x) the effect of the Venezuelan economy on the Marine Division, (xi) the potential effect of Seaboard's investment in a wine business on the consolidated financial statements, (xii) the potential impact of various environmental actions pending or threatened against Seaboard, or (xiii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. The information contained in this report, including without limitation the information under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors which could cause such differences.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE:  May 7, 2004
                           Seaboard Corporation


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