Form 10-Q
period 2004-07-03
SEABOARD CORP /DE/
filed 2004-08-10
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  { X }   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 3, 2004

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

       There were 1,255,053.90 shares of common stock, $1.00 par value per share, outstanding on July 26, 2004.

                                   Total pages in filing - 18 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                            (Thousands of dollars)
                                  (Unaudited)

                                                  July 3,   December 31,
                                                    2004        2003

                       Assets
Current assets:
   Cash and cash equivalents                     $   22,408  $   37,377
   Short-term investments                            38,586      58,022
   Receivables, net                                 218,452     190,013
   Inventories                                      293,477     276,033
   Deferred income taxes                             18,838      17,972
   Other current assets                              41,843      35,419
Total current assets                                633,604     614,836
Investments in and advances to foreign affiliates    42,096      46,680
Net property, plant and equipment                   622,456     643,968
Other assets                                         31,235      20,207
Total assets                                     $1,329,391  $1,325,691

           Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                        $    1,160  $   75,564
   Current maturities of long-term debt              54,038      56,983
   Accounts payable                                  83,254      61,817
   Other current liabilities                        158,630     149,726
Total current liabilities                           297,082     344,090
Long-term debt, less current maturities             292,738     321,555
Deferred income taxes                               107,437      85,295
Other liabilities                                    47,983      46,720
Total non-current and deferred liabilities          448,158     453,570
Minority and other noncontrolling interests           1,997       7,466
Stockholders' equity:
   Common stock of $1 par value,
     Authorized 4,000,000 shares;
     issued and outstanding 1,255,054 shares          1,255       1,255
   Accumulated other comprehensive loss             (59,688)    (61,527)
   Retained earnings                                640,587     580,837
Total stockholders' equity                          582,154     520,565
Total liabilities and stockholders' equity       $1,329,391  $1,325,691

                See notes to condensed consolidated financial statements.

                         SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Earnings
                    (Thousands of dollars except per share amounts)
                                     (Unaudited)

                                   Three Months Ended       Six Months Ended
                                    July 3, June 28,        July 3, June 28,
                                      2004     2003           2004     2003
Net sales:
   Products                       $  562,688 $  359,367  $1,040,755 $  703,965
   Services                          134,022    109,723     256,103    209,368
   Other                              15,597     16,793      31,124     34,417
Total net sales                      712,307    485,883   1,327,982    947,750
Cost of sales and operating expenses:
   Products                          511,147    337,983     943,608    663,696
   Services                          102,042     97,767     200,405    184,845
   Other                              11,978     13,116      23,257     26,843
Total cost of sales and operating
  expenses                           625,167    448,866   1,167,270    875,384
Gross income                          87,140     37,017     160,712     72,366
Selling, general and administrative
 expenses                             31,613     26,728      62,423     54,103
Operating income                      55,527     10,289      98,289     18,263
Other income (expense):
   Interest expense                   (6,679)    (6,728)    (14,418)   (13,549)
   Interest income                     1,810        845       3,565      1,587
   Loss from foreign affiliates          (94)    (2,587)       (231)    (5,878)
   Minority and other noncontrolling
     interests                          (312)       145        (394)      (108)
   Foreign currency gain (loss), net     157     (4,731)     (1,504)    (6,101)
   Miscellaneous, net                    533       (876)      2,873      1,332
Total other income (expense), net     (4,585)   (13,932)    (10,109)   (22,717)
Earnings (loss) before income taxes
  and cumulative effect of changes
  in accounting principles            50,942     (3,643)     88,180     (4,454)
Income tax benefit (expense)         (16,686)       727     (26,547)       605
Earnings (loss) before cumulative
  effect of changes in accounting
  principles                          34,256     (2,916)     61,633     (3,849)
Cumulative effect of changes in
  accounting for asset retirement
  obligations and drydock accruals,
  net of income tax expense of
  $550                                     -          -           -      3,648
Net earnings (loss)               $   34,256 $   (2,916) $   61,633 $     (201)

Net earnings (loss) per common share:
Earnings (loss) per share before
  cumulative effect of changes in
  accounting principles           $    27.29 $    (2.32) $    49.11 $    (3.06)
Cumulative effect of changes in
  accounting for asset retirement
  obligations and drydock accruals         -          -           -       2.90
Net earnings (loss) per common
  share                           $    27.29 $    (2.32) $    49.11 $    (0.16)
Dividends declared per common
  share                           $     0.75 $     0.75  $     1.50 $     1.50
Average number of shares
  outstanding                      1,255,054  1,255,054   1,255,054  1,255,054

             See notes to condensed consolidated financial statements.

                           SEABOARD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows
                                   (Thousands of dollars)
                                        (Unaudited)

                                                      Six Months Ended
                                                     July 3,    June 28,
                                                      2004        2003
Cash flows from operating activities:
   Net earnings (loss)                            $  61,633   $    (201)
   Adjustments to reconcile net earnings (loss)
     to cash from operating activities:
       Depreciation and amortization                 32,619      32,170
       Loss from foreign affiliates                     231       5,878
       Foreign currency exchange gains                 (221)     (4,602)
       Cumulative effect in accounting changes, net       -      (3,648)
       Deferred income taxes                         20,672       1,294
   Changes in current assets and liabilities:
        Receivables, net of allowance               (41,408)     42,284
        Inventories                                 (11,433)     11,442
        Other current assets                         (7,257)      5,694
        Current liabilities exclusive of debt        28,177      (8,521)
   Other, net                                           514      (1,559)
Net cash from operating activities                   83,527      80,231
Cash flows from investing activities:
   Purchase of short-term investments               (46,257)    (17,881)
   Proceeds from the sale or maturity of short-term
     investments                                     65,899      20,359
   Investments in and advances to foreign
     affiliates, net                                  1,342        (461)
   Capital expenditures                             (12,425)    (18,120)
   Other, net                                         2,249       2,471
Net cash from investing activities                   10,808     (13,632)
Cash flows from financing activities:
   Notes payable to banks, net                      (74,404)    (36,240)
   Principal payments of long-term debt             (30,443)    (29,316)
   Repurchase of minority interest in a controlled
     subsidiary                                      (5,000)          -
   Dividends paid                                    (1,883)     (1,883)
   Bond construction fund                             1,200           -
   Other, net                                          (137)       (965)
Net cash from financing activities                 (110,667)    (68,404)
Effect of exchange rate change on cash                1,363       2,355
Net change in cash and cash equivalents             (14,969)        550
Cash and cash equivalents at beginning of year       37,377      23,242
Cash and cash equivalents at end of period        $  22,408   $  23,792

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

Interest Rate Exchange Agreements

Seaboard's interest rate exchange agreements do not qualify as hedges for accounting purposes. During the three and six months ended July 3, 2004 Seaboard recorded gains of $2,899,000 and $156,000, respectively, related to these agreements compared to losses of $6,945,000 and $7,694,000 during the same periods of 2003. The gains and losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of interest paid or received. During the 2004 three and six month periods, Seaboard made net payments of $1,055,000 and $3,267,000, respectively, compared to payments made of $958,000 and $2,943,000 during the same periods of 2003 resulting from the difference between the fixed rate paid and variable rate received on these agreements.

Supplemental Non-cash Disclosures

The fluctuation of the Argentine peso has affected the U.S. dollar value of the peso-denominated assets and liabilities of the Sugar and Citrus segment. During the six months ended July 3, 2004, this segment recorded non-cash gains of $221,000 caused by the revaluation of certain dollar denominated net liabilities compared to gains of $4,602,000 during the six months ended June 28, 2003. The following table shows the non-cash impact of the change in exchange rates on various balance sheet categories for the peso denominated assets and liabilities.
                                                    Six Months Ended
                                                   July 3,   June 28,
Increase (thousands of dollars)                      2004      2003

Working capital                                   $ 1,722   $ 7,972
Fixed assets                                          387     8,377
Other long-term net assets or liabilities              10       405

Accounting Changes and New Accounting Standards

Effective January 1, 2003, Seaboard adopted Statement of Financial Accounting Standard No. 143 (SFAS 143), "Accounting for Asset
Retirement Obligations," which required Seaboard to record a long-lived asset and related liability for asset retirement obligation costs associated with the closure of the hog lagoons it is legally obligated to close. Accordingly, on January 1, 2003, Seaboard recorded the cumulative effect of the change in accounting principle with a charge to earnings of $2,195,000 ($1,339,000 net of tax, or $1.07 per common share). The following table shows the changes in the asset retirement obligation during each year.

                           Three Months Ended            Six Months Ended
Thousands of dollars   July 3, 2004  June 28, 2003  July 3, 2004  June 28, 2003

Beginning balance         $6,333        $5,572         $6,086        $5,416
Accretion expense            116           106            229           200
Liability  for additional
 lagoons placed in service     -           231            134           293
Ending balance            $6,449        $5,909         $6,449        $5,909

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

As of December 31, 2003, Seaboard adopted Financial Accounting Standards Board Interpretation No. 46, revised December 2003 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 applies to an entity if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity has these characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. Based on its evaluations, Seaboard consolidated certain limited liability companies as of
December 31, 2003, which own certain of the facilities used in connection with Seaboard's vertically integrated hog production because Seaboard was determined to be the primary beneficiary. If the consolidation requirements would have been applied retroactively to January 1, 2003, operating income, net earnings, and net earnings per common share during 2003 would have decreased by $64,000, $39,000 and $0.03, respectively, for the second quarter and $131,000, $80,000 and $0.06, respectively, for the six month period.

Note 2 - Repurchase of Minority Interest

In connection with the December 2001 sale of a 10% minority interest in one of the two power barges in the Dominican Republic, the buyer was given a three-year option to sell the interest back to Seaboard for the book value at the time of sale, pending collections of outstanding receivables. During January 2004, the buyer provided notice to exercise the option valued at $5,709,000. An initial payment of $5,000,000 was paid during the second quarter of 2004 to reacquire this interest with the remaining balance payable upon collection of the remaining outstanding receivables.

In addition, Seaboard has historically paid commissions to a related entity of the above party relative to the performance of the other power barge. During the second quarter of 2004 Seaboard agreed to terminate that relationship by making a one-time payment of $2,000,000, included in selling, general and administrative expenses.

Note 3 - Comprehensive Income (Loss)

Components of total comprehensive income (loss), net of related taxes, are summarized as follows:

                                         Three Months Ended   Six Months Ended
                                          July 3,   June 28,  July 3,  June 28,
(Thousands of dollars)                     2004       2003      2004     2003

Net earnings (loss)                       $34,256  $(2,916)   $61,633   $ (201)
Other comprehensive income (loss)
 net of applicable taxes:
  Foreign currency translation adjustment    (317)   2,354      1,927    9,145
  Unrealized gains (losses) on investments    (16)      70         74       38
  Unrealized gains (losses) on cash flow
    hedges                                    (10)      61        (62)     (75)
  Amortization of deferred gain on interest
    rate swaps                                (50)     (50)      (100)    (100)
Total comprehensive income (loss)         $33,863  $  (481)   $63,472   $8,807

The components of and changes in accumulated other comprehensive loss for the six months ended July 3, 2004 are as follows:

                                        Balance                  Balance
                                      December 31,  Period        July 3,
(Thousands of dollars)                    2003      Change          2004

Foreign currency translation adjustment $(56,490)   $1,927      $(54,563)
Unrealized gain on investments                14        74            88
Unrecognized pension cost                 (5,772)        -        (5,772)
Net unrealized loss on cash flow hedges      (30)      (62)          (92)
Deferred gain on interest rate swaps         751      (100)          651

Accumulated other comprehensive loss    $(61,527)   $1,839      $(59,688)

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.

Note 4 - Inventories

The following is a summary of inventories at July 3, 2004 and December 31, 2003:

                                               July 3,         December 31,
(Thousands of dollars)                          2004              2003

At lower of LIFO cost or market:
      Live hogs & materials                   $152,360          $142,396
      Dressed pork & materials                  18,793            22,220
                                               171,153           164,616
      LIFO allowance                            (9,758)           (7,608)
              Total inventories at lower
                of LIFO cost or market         161,395           157,008
At lower of FIFO cost or market:
      Grain, flour and feed                     96,135            87,831
      Sugar produced & in process               14,900            14,807
      Other                                     21,047            16,387
              Total inventories at lower
                of FIFO cost or market         132,082           119,025
               Total inventories              $293,477          $276,033


Note 5 - Employee Benefits

Seaboard maintains a defined benefit pension plan (the Plan) for its domestic salaried and clerical employees and also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. As a result of recently passed pension relief legislation and finalization of Plan data, in order to meet the minimum funding standards to avoid the Pension Benefit Guaranty Corporation variable rate premiums established by the Employee Retirement Income Security Act of 1974, Seaboard revised its original schedule of contributions for 2004 from $7,000,000 to $5,763,000. Payments of $1,922,000 and
$562,000 were made on April 15, 2004 and July 15, 2004, respectively.

The net periodic benefit cost of these plans was as follows:

                                        Three months ended  Six months ended
                                         July 3,  June 28,  July 3,  June 28,
(Thousands of dollars)                    2004      2003     2004      2003

Components of net periodic benefit cost:
 Service cost                          $  742     $  720    $1,614    $1,547
 Interest cost                            881        864     1,855     1,884
 Expected return on plan assets          (775)      (569)   (1,567)   (1,259)
 Amortization and other                   182        232       395       502
 Net periodic benefit cost             $1,030     $1,247    $2,297    $2,674

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

Seaboard is subject to regulatory actions and an investigation by the United States Environmental Protection Agency and the State of
Oklahoma.   One  such  action  involves five  properties  utilized  in
Seaboard's hog production operations which were purchased from PIC International Group, Inc. (PIC). Seaboard has undertaken an extensive investigation, and has had significant discussions with the EPA and the State of Oklahoma, proposing to take a number of corrective actions with respect to the farms, and one additional farm, in order to attempt to settle the action. In connection with these discussions, EPA and the State of Oklahoma each stated that any settlement must include a civil fine of $1,200,000 for EPA and
$500,000 for the State of Oklahoma. Seaboard believes that the EPA has no authority to impose a civil fine and so advised the EPA as a part of a settlement proposal. The EPA advised Seaboard that it rejected its most recent settlement proposal and settlement discussions have terminated. The EPA could bring an action against Seaboard, although Seaboard believes it has meritorious defenses to any such action, or the EPA could determine to take no further action. Settlement discussions are continuing with the State of Oklahoma, and Seaboard intends to proceed with its proposed corrective actions with respect to the farms.

PIC is indemnifying Seaboard with respect to the action pursuant to an indemnification agreement which has a $5 million limit. If the settlement being discussed with the State of Oklahoma is agreed to, the estimated cumulative costs which will be expended will total approximately $6.2 million, not including the additional legal costs required to negotiate the settlement or the $500,000 penalty demanded by the State of Oklahoma. If the measures taken pursuant to the settlement are not effective, other measures with additional costs may be required. PIC has advised Seaboard that it is not responsible for the costs in excess of $5 million. Seaboard disputes PIC's determination of the costs to be included in the calculation and believes that the costs to be considered are less than $5 million, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard has agreed to conduct such testing and sampling as a part of the sampling it conducts in the normal course of operations and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard also believes that a more general indemnity agreement would require indemnification of a liability in excess of $5 million (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this. With respect to other actions and the investigation, neither is expected to have a material adverse effect on Seaboard's consolidated financial statements.

Seaboard is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to have a material adverse effect on Seaboard's consolidated financial statements.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. The following table sets forth the terms of guarantees as of July 3, 2004.

Guarantee beneficiary                     Maximum exposure       Maturity

Foreign non-consolidated affiliate grain     $1,000,000       Annual renewal
  processor - Uganda

Foreign non-consolidated affiliate food      $  400,000        August 2004
  product distributor - Ecuador

Various hog contract growers                 $1,585,000       Annual renewal

Seaboard guaranteed a bank borrowing for a subsidiary of a non-consolidated foreign affiliate grain processor in Kenya, Unga Holdings Limited (Unga), to facilitate bank financing used for the rehabilitation and expansion of a milling facility in Uganda. This guarantee was a part of the original purchase agreement with Unga when Seaboard first invested in this company in 2000. The guarantee can be drawn upon in the event of non-payment of a bank borrowing by Unga's subsidiary. While the guarantee may be cancelled by Seaboard annually, the bank has the right to draw on the guarantee in the event it is advised that the guarantee will be cancelled. The guarantee renews annually until the debt expires in 2007. During the second quarter of 2004, Seaboard renewed the guarantee for an additional year but reduced it from $1,300,000 to $1,000,000. Unga has provided a reciprocal guarantee to Seaboard. As of July 3, 2004, this affiliate had $977,000 of borrowings outstanding related to this guarantee.

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

As of July 3, 2004, Seaboard had outstanding $10,853,000 of letters of credit with various banks that reduced Seaboard's borrowing capacity under its committed credit facilities. The largest letter of credit of $8,700,000 is for workers compensation insurance. Also included is a letter of credit for $422,000 to support purchases for a non-controlled affiliate mill expansion project. While this affiliate has sufficient liquidity to pay for the improvements, the mill is located in Haiti and the letter of credit was posted in lieu of advance vendor payments for the purchases.

Note 7 - Segment Information

Seaboard has an equity investment in a Bulgarian wine business (the Business) that is currently negotiating with its primary lender to obtain a working capital line of credit to support inventory purchases for the fall 2004 vintage. Its current bank covenants for existing debt restrict the Business from obtaining unapproved additional financings. Without the additional line of credit, the Business will not be able to purchase adequate quantities of grapes to support consistent production for the next vintage which could result in an additional charge against the Business' earnings for impaired assets. As of July 3, 2004, Seaboard's investments in and advances to the Business totaled $14,608,000. Seaboard's share of losses from the Business, included in All Other below, included a provision for inventory write-downs totaling $800,000 during the second quarter of 2004.

During the fourth quarter of 2003, Seaboard sold its equity investment in Fjord, a non-consolidated affiliate included in the All Other segment. Seaboard's share of Fjord's losses recognized during the three and six months ended June 28, 2003 totaled $1,837,000 and $2,836,000, respectively.

The following tables set forth specific financial information about each segment as reviewed by Seaboard's management. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income, along with income or losses from foreign affiliates for the Commodity Trading and Milling Division, is used as the measure when evaluating segment performance because management does not consider interest and income tax expense on a segment basis.

Sales to External Customers:
                                 Three Months Ended       Six Months Ended
                                  July 3,  June 28,     July 3,      June 28,
(Thousands of dollars)             2004      2003        2004          2003

Pork                             $263,407  $191,187  $  475,129    $  345,113
Commodity Trading and Milling     293,375   149,366     550,051       327,141
Marine                            118,231   104,038     229,149       196,324
Sugar and Citrus                   15,132    17,823      28,851        30,595
Power                              15,597    16,793      31,124        34,417
All Other                           6,565     6,676      13,678        14,160
   Segment/Consolidated Totals   $712,307  $485,883  $1,327,982    $  947,750


Operating Income:
                                 Three Months Ended       Six Months Ended
                                  July 3,  June 28,     July 3,      June 28,
(Thousands of dollars)             2004      2003        2004          2003

Pork                             $ 38,020  $   (259) $   59,354    $   (1,704)
Commodity Trading and Milling      (2,253)    1,163       6,460         4,557
Marine                             16,632     2,387      24,049         1,436
Sugar and Citrus                    2,561     4,876       6,119         9,338
Power                                (298)    2,476       1,227         4,941
All Other                             870        23       1,395           810
   Segment Totals                  55,532    10,666      98,604        19,378
Corporate Items                        (5)     (377)       (315)       (1,115)
   Consolidated Totals           $ 55,527  $ 10,289  $   98,289    $   18,263


Loss from Foreign Affiliates:
                                 Three Months Ended       Six Months Ended
                                  July 3,  June 28,     July 3,      June 28,
(Thousands of dollars)             2004      2003        2004          2003

Commodity Trading and Milling    $  1,921  $     41  $    2,588    $   (1,659)
All Other                          (2,015)   (2,628)     (2,819)       (4,219)
   Segment/Consolidated Totals   $    (94) $ (2,587) $     (231)   $   (5,878)


Total Assets:
                                                        July 3,   December 31,
(Thousands of dollars)                                   2004         2003

Pork                                                 $  672,006    $  670,288
Commodity Trading and Milling                           264,487       243,065
Marine                                                  113,812       114,375
Sugar and Citrus                                         79,194        75,674
Power                                                    76,159        76,920
All Other                                                15,789        13,953
   Segment Totals                                     1,221,447     1,194,275
Corporate Items                                         107,944       131,416
   Consolidated Totals                               $1,329,391    $1,325,691

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments decreased $34.4 million from December 31, 2003 primarily reflecting the use of $83.5 million generated from operating activities for scheduled payments of $30.4 million on long-term debt, repayments of $74.4 million of subsidiary short-term borrowings, and payments made for capital expenditures of $12.4 million. Cash from operating activities for the six months ended July 3, 2004, increased $3.3 million compared to the same period one year earlier, primarily reflecting increased earnings offset by the increased working capital needs of the Pork, Commodity Trading and Milling and Power segments. Receivables in the Pork segment increased reflecting strong sales while inventory levels increased reflecting the recently populated new hog production facilities. For the Commodity Trading and Milling segment, the overall increase in trading activity caused increases in accounts receivable and inventories. Working capital needs also increased for the Power segment as a result of continuing slow collections of accounts receivable.

Capital Expenditures

Seaboard invested $12.4 million in property, plant and equipment during 2004, of which $4.4 million was expended in the Pork segment, $2.7 million in the Marine segment, $2.5 million in the Commodity Trading and Milling segment, $2.5 million in the Sugar and Citrus segment and $0.3 million in the remaining businesses. The capital expenditures for 2004 are primarily of a normal recurring nature and include replacements of machinery and equipment, and general facility modernizations and upgrades. While there are no material commitments for capital expenditures, during the remainder of 2004 management has budgeted additional capital expenditures of $7.1 million in the Pork segment, $3.0 million in the Commodity Trading and Milling segment, $5.6 million in the Marine segment, $3.0 million in the Sugar and Citrus segment and $0.3 million of all other businesses. Management anticipates financing these capital expenditures from internally generated cash, the use of available short-term investments or existing short-term borrowing capacity.

Financing Activities and Debt

During 2004, Seaboard entered into two new, one-year committed credit lines totaling $45.0 million and extended for one year a $20.0 million committed credit facility. In addition, Seaboard combined, increased, and extended its committed subsidiary credit facilities from a total of $80.0 million to $95.0 million expiring on April 30, 2005. This facility is denominated in U.S. dollars. As of July 3, 2004, Seaboard had committed lines of credit totaling $185.0 million and uncommitted lines totaling $32.0 million. As of July 3, 2004 Seaboard had $1.2 million of borrowings outstanding under its uncommitted credit lines. Outstanding standby letters of credit totaling $10.9 million reduced Seaboard's borrowing capacity under its committed credit lines.

In addition to funding Seaboard's planned capital expenditures as discussed above, Seaboard's remaining 2004 scheduled long-term debt maturities total $24.8 million. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate to make these scheduled debt payments and support existing operations during fiscal 2004. Management does, however, periodically review various alternatives for future financing to provide additional liquidity for future operating plans. As management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, management may have to pursue financing alternatives at that time.

During 2004, the 10% minority interest owner of one of the power barges located in the Dominican Republic exercised a put option for the equity interest. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

See Note 6 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six months ended July 3, 2004 increased by $226.4 and $380.2 million, respectively, compared to the same periods of 2003. The increase in net sales was primarily the result of higher sales volumes and market prices for pork products, increased trading volumes and commodity prices, and, to a lesser extent, an increased level of marine cargo service with improved rates. Operating income increased by $45.2 and $80.0 million for the 2004 three and six month periods compared to same periods of 2003. The increase in sales also contributed to higher operating income.

Pork Segment
                          Three  Months Ended     Six Months Ended
                           July 3,   June 28,     July 3,  June 28,
(Dollars in millions)        2004      2003        2004      2003

Net sales                  $ 263.4   $ 191.2      $ 475.1   $ 345.1
Operating income (loss)    $  38.0   $  (0.3)     $  59.4   $  (1.7)

Net sales for the Pork segment increased $72.2 and $130.0 million for the three and six months of 2004 compared to the same periods of 2003, primarily as a result of higher market prices for pork products and higher sales volumes. The excess domestic meat supplies experienced in early 2003 resulted in lower sales prices through the first quarter of 2003. Prices generally improved throughout the remainder of 2003 and further improved through 2004 as a result of a strong demand for pork products. Sales volumes increased as Seaboard operated additional weekend processing shifts during 2004 to take advantage of the favorable market conditions, and had an additional three business days for the 2004 year-to-date period compared to 2003.

Operating income for the Pork segment increased $38.3 and $61.1 million for the second quarter and year-to-date periods of 2004 compared with the same periods of 2003 as a result of the higher sales prices and volumes discussed above, partially offset by an increase in the cost of third party hogs and higher feed costs from increases in commodity prices for corn and soybean meal. In addition, during the second quarter of 2003, $1.6 million was charged against operations for development costs of potential hog production sites Seaboard decided not to pursue. Management is unable to predict future market prices for pork products, feed costs and third party hog costs, or whether overall market conditions will continue to be as favorable, and therefore, management cannot predict whether this segment will continue to be as profitable during the remainder of 2004.

Commodity Trading and Milling Segment

                          Three  Months Ended     Six Months Ended
                           July 3,   June 28,     July 3,  June 28,
(Dollars in millions)        2004      2003        2004      2003

Net sales                  $ 293.4   $ 149.4      $ 550.1   $ 327.1
Operating income           $  (2.3)  $   1.2      $   6.5   $   4.6
Income (loss) from foreign
  affiliates               $   1.9   $     -      $   2.6   $  (1.7)

Net sales for the Commodity Trading and Milling segment increased $144.0 and $223.0 million for the three and six month periods of 2004 compared to the same periods of 2003. This increase is primarily the result of increased trading volumes to third parties and affiliates, primarily for wheat, soybean meal and corn, and world-wide increased commodity and freight prices.

Operating income for this segment decreased $3.5 million for the second quarter of 2004 compared to prior year and increased $1.9 million for the six month period. Both 2004 periods reflect the increased sales volumes in the trading business discussed above, but also reflect the negative impact of mark to market accounting for commodity futures and options contracts. While management believes its commodity futures and options are economic hedges of its firm purchase and sales contracts, we do not perform the extensive record-keeping required to account for commodity transactions as hedges for accounting purposes. As a result, operating income for the three and six month periods of 2004 includes losses of $11.8 and $10.5 million, respectively, compared to gains of $0.4 and $0.1 million for the comparable 2003 periods for these mark-to-market adjustments. It is anticipated that during the second half of 2004, as products are delivered to customers, most of the negative impact of the mark to market accounting noted above will reverse, resulting in higher operating income at that time. In addition, charter hire rates were significantly higher during 2004 compared to 2003 but were primarily offset by increased freight rates charged. Seaboard had entered into some longer term charter contracts in 2003, allowing it to take advantage of higher freight chartering opportunities during the second quarter of 2004. However, Seaboard does not anticipate such opportunities to repeat in the last half of 2004. Due to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income to continue in 2004.

Income from foreign affiliates for the three and six months ended July 3, 2004 improved $1.9 and $4.3 million, respectively, from the comparable 2003 periods primarily reflecting improved operating results from most African milling operations. Based on current political and economic situations in the countries in which the flour and feed mills operate, management cannot predict whether the foreign affiliates will remain profitable for the remainder of 2004.

Marine Segment
                          Three  Months Ended     Six Months Ended
                           July 3,   June 28,     July 3,  June 28,
(Dollars in millions)        2004      2003        2004      2003

Net sales                  $ 118.2   $ 104.0      $ 229.1   $ 196.3
Operating income           $  16.6   $   2.4      $  24.0   $   1.4

Net sales for the Marine segment increased $14.2 and $32.8 million for the three and six month periods of 2004 compared to the same periods of 2003 reflecting higher cargo volumes and, to a lesser extent, increased average cargo rates. The 2003 periods were significantly negatively impacted by the general strike in Venezuela which began in 2002 and continued into February of 2003, resulting in the discontinuance of all port calls to that country. While the political and economic instability remains in Venezuela and that market has not yet fully recovered, cargo volumes have continued to increase during 2004 compared to 2003. In addition, cargo volumes also increased in most other markets. Average cargo rates for 2004 improved over 2003 reflecting improved market conditions and improved cargo mixes in certain markets. Partially offsetting these increases for the six month period, 2003 periods included revenue from chartering of certain company-owned vessels to carry military cargo to the Middle East.

Operating income for the Marine segment increased $14.2 and $22.6 million during the 2004 three and six month periods compared to the same periods in 2003, primarily reflecting the increased volumes and rates discussed above. Management cannot predict whether or to what extent economic conditions will change for the Venezuelan and related markets, and therefore cannot predict whether this segment will continue to operate at the same comparative improved volume levels during the remainder of 2004 as it experienced during the first six months of the year.

The U.S. Maritime Transportation Security Act and corresponding international regulations under The International Ship and Port-facility Security Code were effective July 1, 2004. These regulations require comprehensive security assessments and plans for vessels and facilities in the U.S. and throughout the world. Management believes Seaboard is in compliance and to date has not experienced any trade disruptions, although it can not predict if any disruptions could occur in the future if foreign ports do not fully comply.

Sugar and Citrus Segment
                          Three  Months Ended     Six Months Ended
                           July 3,   June 28,     July 3,  June 28,
(Dollars in millions)        2004      2003        2004      2003

Net sales                  $  15.1   $  17.8      $  28.9   $  30.6
Operating income           $   2.6   $   4.9      $   6.1   $   9.3

Net sales for the Sugar and Citrus segment decreased in the three and six month periods of 2004 compared to the same periods of 2003 reflecting lower average sales prices and lower volumes sold. The lower prices reflect the abundant 2003 harvest in Argentina which resulted in large sugar supplies. The lower sales volume reflects less resale sugar as a result of lower quantities of sugar purchased from third parties. While management cannot predict future sales prices, management does not expect sales prices to increase above the 2003 prices for the remainder of 2004.

Operating income decreased $2.3 and $3.2 million during the three and six month periods of 2004 compared to the prior year periods primarily due to the higher inventoried costs of the recent sugar harvest and production. During 2003, the peso price of sugar increased at a higher rate than the related peso costs, a trend that has now reversed as expenses are increasing. Management expects operating income for 2004 will remain positive although lower than comparable 2003 periods.

Power Segment
                          Three  Months Ended     Six Months Ended
                           July 3,   June 28,     July 3,  June 28,
(Dollars in millions)        2004      2003        2004      2003

Net sales                  $  15.6   $  16.8      $  31.1   $  34.4
Operating income (loss)    $  (0.3)  $   2.5      $   1.2   $   4.9

The economic environment of the Dominican Republic remained unstable throughout the first half of 2004. Even though multilateral credit agencies have provided some funding to the government, the economic problems still exist. The Power segment was able to collect a small portion of past due amounts from certain distribution companies, but significant balances are still outstanding from other generating and distribution companies. As of July 3, 2004, Seaboard's net receivables from customers with significant past due balances totaled $20.3 million, including $10.7 million classified in other long-term assets on the Condensed Consolidated Balance Sheet. Seaboard is
continuing to contract directly with large power users which reduces the exposure to changes in spot market rates, currency fluctuations and collection risks. However, Seaboard continues to have a significant exposure to partially government-owned distribution companies. As a result of the economic instability in this country, during 2004 the Dominican Republic peso continued to weaken against the U.S. dollar, causing foreign exchange losses of $0.7 million and $2.6 million for the three and six months of 2004 related to the peso-denominated net assets compared to losses of $4.9 and $6.7 million for the same 2003 periods. The exchange losses are included in other income (expense) on the Condensed Consolidated Statements of Earnings and are not a component of operating income.

Net sales for the Power segment decreased $1.2 and $3.3 million for the three and six month periods of 2004 compared to the same periods of 2003 due to lower production partially offset by higher sales prices during the 2004 periods. Periodically during 2004, Seaboard has curtailed production due to management's concerns about collectibility of the revenues. Management may impose further curtailments if liquidity conditions warrant.

Operating income decreased $2.8 and $3.7 million for the three and six months of 2004 compared to the same periods of 2003 as commission expenses increased by $2.0 and $2.5 million for each respective period and bad debt expenses increased by $0.7 and $1.5 million, respectively. As discussed in Note 2 to the Condensed Consolidated Financial Statements, during the second quarter Seaboard made a one-time commission payment of $2 million to terminate a business relationship. Pending improvement to the economic problems in the country, management cannot predict whether this segment will remain profitable for the remainder of 2004.

All Other
                          Three  Months Ended     Six Months Ended
                           July 3,   June 28,     July 3,  June 28,
(Dollars in millions)        2004      2003        2004      2003

Net sales                  $   6.6   $   6.7      $  13.7   $  14.2
Operating income           $   0.9   $     -      $   1.4   $   0.8
Income (loss) from foreign
  affiliates               $  (2.0)  $  (2.6)     $  (2.8)  $  (4.2)

Net sales for All Other remained consistent with 2003 while operating income increased slightly reflecting improved operations primarily for the pepper processing business. The loss from foreign affiliates in 2004 represents Seaboard's share of losses from its equity method investment in a Bulgarian wine business. This business recorded a provision for inventory write-downs of which Seaboard recorded its share, $0.8 million, during the second quarter of 2004. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of this business.

The 2003 foreign affiliate losses also included losses for Seaboard's share of Fjord Seafood ASA (Fjord) results which totaled $1.8 and $2.8 million for three and six month periods, respectively. The equity investment in Fjord was sold during the fourth quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the three and six month periods of 2004 increased by $4.9 and $8.3 million over the same periods of 2003 primarily due to increased commissions and bad debt expense in the Power segment and, to a lesser extent, increased selling costs in the Commodity Trading and Milling and Marine segments related to the growth of these businesses. As a percentage of revenues, SG&A decreased to 4.4% and 4.7% for the 2004 quarter and year-to-date periods, respectively, compared to 5.5% and 5.7% for the same periods of 2003 as a result of increased sales in the Pork, Commodity Trading and Milling, and Marine segments.

Interest Expense

Interest expense for the quarter and year to date periods of 2004 remained fairly consistent with the prior year. During the second quarter of 2004, Seaboard repaid nearly all of the subsidiary short-term borrowings with cash from operations.

Interest Income

Interest income increased $1.0 and $2.0 million for the three and six month periods of 2004 compared to the same periods of 2003 reflecting higher level of average funds invested during 2004 and interest proceeds from past due receivables, primarily in the Power segment.

Foreign Currency Gains (Losses)

Seaboard realized net foreign currency gains of $0.2 million during the second quarter of 2004 compared to losses of $4.7 million in the prior year and losses of $1.5 and $6.1 million for the six month periods of 2004 and 2003, respectively. Losses from the devaluation of the Dominican Republic peso totaled $0.7 and $2.6 million for the three and six months ended July 3, 2004 compared to $4.9 and $6.7 million during the same periods in 2003. Seaboard operates in many developing countries throughout the world. The political and economic conditions of these markets cause volatility in currency exchange rates and expose Seaboard to the risk of exchange loss.

Miscellaneous, Net

Miscellaneous, net for the three and six months ended July 3, 2004 includes realized gains (losses) of ($0.6) and $0.9 million and unrealized losses of $2.3 and $0.7 million, respectively, from the mark to market of commodity futures and options contracts that management doesn't view as direct economic hedges of its operations. In addition, miscellaneous, net for the six months ended in 2004 includes a gain of $0.5 million from the settlement of antitrust litigation for feed additives used by Seaboard. The 2003 three and six month periods also include gains totaling $4.7 and $6.6 million, respectively, from antitrust litigation for feed additives. Mark to market gains on interest rate swap agreements totaling $2.9 and $0.2 million for the 2004 three and six month periods compare to losses of $6.9 and $7.7 million for same periods of 2003. These swap agreements do not qualify as hedges for accounting purposes and accordingly, changes in the market value are recorded to earnings as interest rates change.

Income Tax Expense

The effective tax rate increased to 30.1% for 2004 compared to 21.5% for 2003 primarily as a result of increased domestic taxable income and lower amounts of permanently deferred foreign earnings.

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

Item 4.  Controls and Procedures

Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures as of July 3, 2004. Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Protection Agency (EPA) and State of Oklahoma Claims Concerning Farms in Major and Kingfisher County, Oklahoma

Seaboard Farms, Inc. (Seaboard Farms), is subject to an ongoing Unilateral Administrative Order (the "RCRA Order") pursuant to
Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. section 6973 ("RCRA"), filed by the EPA on June 29, 2001 against Seaboard Farms, Shawnee Funding, Limited Partnership and PIC International Group, Inc. ("PIC") (collectively, "Respondents") related to five swine farms located in Major County and Kingfisher County, Oklahoma purchased from PIC. These same farms are the subject of a Notice of Violation letter received from the State of Oklahoma, alleging that Seaboard Farms has violated various provisions of state law and the operating permits based on the same conditions which gave rise to the RCRA Order.

Seaboard Farms disputes the RCRA Order and the State of Oklahoma's contentions on legal and factual grounds, and advised the EPA that it won't comply with the RCRA Order, as written. Notwithstanding, Seaboard Farms has undertaken an extensive investigation under the RCRA Order, and has had significant discussions with the EPA and the State of Oklahoma, proposing to take a number of corrective actions with respect to the farms in order to attempt to settle the RCRA Order and the Oklahoma Notice of Violation. As a part of those discussions, the EPA and the State of Oklahoma, advised Seaboard Farms that one additional farm in Kingfisher County must be included in any settlement, although neither agency has filed any formal claims with respect to that farm. The EPA recently advised Seaboard Farms that any such settlement must include a civil fine of $1,200,000. Seaboard Farms believes that the EPA has no authority to impose a civil fine and so advised the EPA as a part of a settlement proposal. The EPA advised Seaboard Farms that it rejected its most recent
settlement proposal and settlement discussions have terminated.   The
EPA could bring an action against Seaboard Farms to enforce the RCRA Order, although Seaboard Farms believes it has meritorious defenses to any such action, or the EPA could determine to take no further action. The State of Oklahoma recently advised Seaboard Farms that any settlement with it must include a civil fine of approximately $500,000. Settlement discussions are continuing with the State of Oklahoma, and Seaboard Farms intends to proceed with its proposed corrective actions with respect to the farms.

The farms at issue were previously owned by PIC and PIC is indemnifying Seaboard Farms with respect to the RCRA Order (reserving its right to contest the obligation to do so), pursuant to an indemnification agreement which has a $5 million limit. If the settlement being discussed with the State of Oklahoma is agreed to, the estimated cumulative costs which will be expended pursuant to the settlement will total approximately $6.2 million, not including the additional legal costs required to negotiate the settlement and not including the approximately $500,000 penalty suggested by the State of Oklahoma. If the measures taken pursuant to the settlement are not effective or if certain additional issues arise at the farms after the settlement, other measures with additional costs may be required. PIC has advised Seaboard Farms that it is not responsible for the costs in excess of $5 million. Seaboard Farms disputes PIC's determination of the costs to be included in the calculation. Seaboard Farms believes that the costs to be considered are less than $5 million, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard Farms has agreed to conduct such testing and sampling as a part of the sampling it conducts in the normal course of operations and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard Farms also believes that a more general indemnity agreement would require indemnification of liability in excess of $5 million (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

Potential Additional EPA Claims

As disclosed in previous filings, EPA has been conducting a broad-reaching investigation of Seaboard Farms, seeking information as to compliance with the Clean Water Act ("CWA"), Comprehensive Environmental Response, Compensation & Liability Act ("CERCLA"), and the Clean Air Act ("CAA"). In a letter dated May 24, 2004, EPA made certain demands to resolve alleged violations of the CWA, CERCLA and the CAA. Seaboard Farms has rejected certain portions of EPA's demands on the basis that they are beyond EPA's authority and is seeking clarification of other demands. Seaboard Farms has proposed to conduct certain studies to resolve the CAA allegations, which studies are estimated to cost approximately $30,000.

Other

On  January  26,  2004, the U.S. Department of Justice  sent  Seaboard
Marine, Ltd. a letter stating that it was investigating possible violations of 49 U.S.C. sections 5104-5124 and 49 C.F.R. sections 171-173 relating to the transportation, storage and discharge of hazardous materials. Seaboard Marine is in the process of finalizing a plea agreement with the Department of Justice pleading guilty to the violations. The plea agreement requires Seaboard Marine to pay a fine, restitution and other costs totaling approximately $300,000, to implement a compliance plan, and to conduct training of employees.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders, held on April 26, 2004, included three items submitted to a vote of stockholders. Item 4 of the Form 10-Q for the first quarter ended April 3, 2004 which was filed on May 7, 2004 discloses the results of the shareholder's vote, which disclosure is incorporated herein by reference.

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

      i. On May 7, 2004, Seaboard Corporation filed a report on Form 8-K with respect to Items 7 and 12 to report Seaboard's issuance of a press release announcing earnings of Seaboard Corporation for the first quarter ended April 3, 2004.

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as: statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates,"
"estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark to market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) the cost and timing of the completion of new or expanded facilities, (ii) Seaboard's ability to obtain adequate financing and liquidity, (iii) the price of feed stocks and other materials used by Seaboard, (iv) the sale price for pork products from such operations, (v) the price for other products and services, (vi) the charter hire rates and fuel prices for vessels,  (vii) the demand for power, related spot market  prices  and collectibility of receivables in the Dominican Republic, (viii) the effect of the devaluation of the Argentine and Dominican Republic pesos, (ix) the potential effect of the proposed meat packer ban legislation on the Pork Division, (x) the effect of the Venezuelan economy on the Marine Division, (xi) the potential effect of Seaboard's investment in a wine business on the consolidated financial statements, (xii) the potential impact of various environmental actions pending or threatened against Seaboard, or (xiii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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




                           DATE:  August 10, 2004

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