Form 10-Q
period 2004-10-02
SEABOARD CORP /DE/
filed 2004-11-05
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 2, 2004

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

       There were 1,255,053.90 shares of common stock, $1.00 par value per share, outstanding on October 29, 2004.

                                   Total pages in filing - 19 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            SEABOARD CORPORATION AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheets
                                    (Thousands of dollars)
                                         (Unaudited)

                                                  October 2,     December 31,
                                                     2004            2003
Assets
Current assets:
   Cash and cash equivalents                     $   18,282      $   37,377
   Short-term investments                            64,510          58,022
   Receivables, net                                 262,021         190,013
   Inventories                                      299,707         276,033
   Deferred income taxes                             15,544          17,972
   Other current assets                              45,458          35,419
Total current assets                                705,522         614,836
Investments in and advances to foreign affiliates    40,370          46,680
Net property, plant and equipment                   612,632         643,968
Other assets                                         29,289          20,207
Total assets                                     $1,387,813      $1,325,691

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                        $   11,352      $   75,564
   Current maturities of long-term debt              54,178          56,983
   Accounts payable                                  77,284          61,817
   Other current liabilities                        160,318         149,726
Total current liabilities                           303,132         344,090
Long-term debt, less current maturities             290,831         321,555
Deferred income taxes                               118,884          85,295
Other liabilities                                    45,489          46,720
Total non-current and deferred liabilities          455,204         453,570
Minority and other noncontrolling interests           2,119           7,466
Stockholders' equity:
   Common stock of $1 par value,
     Authorized 4,000,000 shares;
     issued and outstanding 1,255,054 shares          1,255           1,255
   Accumulated other comprehensive loss             (60,091)        (61,527)
   Retained earnings                                686,194         580,837
Total stockholders' equity                          627,358         520,565
Total liabilities and stockholders' equity       $1,387,813      $1,325,691

                  See notes to condensed consolidated financial statements.

                             SEABOARD CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Statements of Earnings
                        (Thousands of dollars except per share amounts)
                                          (Unaudited)

                               Three Months Ended         Nine Months Ended
                            October 2,  September 27, October 2,  September 27,
                               2004         2003         2004         2003
Net sales:
   Products                 $  522,422  $  361,525     $1,563,177   $1,065,490
   Services                    132,272     105,793        388,375      315,161
   Other                        12,768      18,099         43,892       52,516
Total net sales                667,462     485,417      1,995,444    1,433,167
Cost of sales and operating
 expenses:
   Products                    454,546     331,786      1,398,154      995,482
   Services                    101,466      95,960        301,871      280,805
   Other                        10,516      13,291         33,773       40,134
Total cost of sales and
 operating expenses            566,528     441,037      1,733,798    1,316,421
Gross income                   100,934      44,380        261,646      116,746
Selling, general and
 administrative expenses        29,566      26,535         91,989       80,638
Operating income                71,368      17,845        169,657       36,108
Other income (expense):
   Interest expense             (6,120)     (6,844)       (20,538)     (20,393)
   Interest income               2,140         450          5,705        2,037
   Income (loss) from foreign
    affiliates                     103     (15,054)          (128)     (20,932)
   Minority and other
    noncontrolling interests      (227)       (344)          (621)        (452)
   Foreign currency gain
    (loss), net                  5,040        (914)         3,536       (7,015)
   Miscellaneous, net           (5,161)      5,448         (2,288)       6,780
Total other income (expense),
 net                            (4,225)    (17,258)       (14,334)     (39,975)
Earnings (loss) before income
 taxes and cumulative effect
 of changes in accounting
 principles                     67,143         587        155,323       (3,867)
Income tax benefit (expense)   (20,595)      1,251        (47,142)       1,856
Earnings (loss) before
 cumulative effect of changes
 in accounting principles       46,548       1,838        108,181       (2,011)
Cumulative effect of changes
 in accounting for asset
 retirement obligations and
 drydock accruals,net of
 income tax expense of $550          -           -              -        3,648
Net earnings                $   46,548  $    1,838     $  108,181   $    1,637

Net earnings per common share:
Earnings (loss) per share
 before cumulative effect
 of changes in accounting
 principles                 $    37.09  $     1.46     $    86.20   $    (1.60)
Cumulative effect of changes
 in accounting for asset
 retirement obligations and
 drydock accruals                    -           -              -         2.90
Net earnings per common
 share                      $    37.09  $     1.46     $    86.20   $     1.30
Dividends declared per
 common share               $     0.75  $     0.75     $     2.25   $     2.25
Average number of shares
 outstanding                 1,255,054   1,255,054      1,255,054    1,255,054

            See notes to condensed consolidated financial statements.

                             SEABOARD CORPORATION AND SUBSIDIARIES
                       Condensed Consolidated Statements of Cash Flows
                                   (Thousands of dollars)
                                         (Unaudited)

                                                          Nine Months Ended
                                                      October 2,  September 27,
                                                          2004        2003

Cash flows from operating activities:
   Net earnings                                       $ 108,181     $  1,637
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                     48,590       47,715
       Loss from foreign affiliates                         128       20,932
       Foreign currency exchange gains                     (246)      (3,891)
       Cumulative effect of accounting changes, net           -       (3,648)
       Deferred income taxes                             35,613       (4,427)
   Changes in current assets and liabilities:
        Receivables, net of allowance                   (84,497)      18,801
        Inventories                                     (17,983)      (8,292)
        Other current assets                            (10,632)       9,065
        Current liabilities exclusive of debt            24,089          (39)
   Other, net                                               (63)      (3,068)
Net cash from operating activities                      103,180       74,785
Cash flows from investing activities:
   Purchase of short-term investments                  (144,874)     (32,036)
   Proceeds from the sale or maturity of short-term
    investments                                         138,592       29,671
   Investments in and advances to foreign affiliates,
    net                                                   3,014         (393)
   Capital expenditures                                 (21,768)     (25,050)
   Other, net                                             4,089        3,848
Net cash from investing activities                      (20,947)     (23,960)
Cash flows from financing activities:
   Notes payable to banks, net                          (64,212)     (16,070)
   Principal payments of long-term debt                 (32,297)     (30,655)
   Repurchase of minority interest in a controlled
    subsidiary                                           (5,000)           -
   Dividends paid                                        (2,824)      (2,824)
   Bond construction fund                                 1,200          655
   Other, net                                              (152)      (1,611)
Net cash from financing activities                     (103,285)     (50,505)
Effect of exchange rate change on cash                    1,957        2,341
Net change in cash and cash equivalents                 (19,095)       2,661
Cash and cash equivalents at beginning of year           37,377       23,242
Cash and cash equivalents at end of period            $  18,282     $ 25,903

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

Interest Rate Exchange Agreements

Seaboard's interest rate exchange agreements do not qualify as hedges for accounting purposes. During the three and nine months ended October 2, 2004 Seaboard recorded losses of $4,172,000 and $4,016,000, respectively, related to these agreements compared to gains totaling $4,768,000 for the 2003 three month period and losses of $2,926,000 for the 2003 nine month period. The gains and losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of interest paid or received. During the 2004 three and nine month periods, Seaboard made net payments of $2,142,000 and $5,409,000, respectively, compared to payments made of $2,175,000 and $5,118,000 during the same periods of 2003 resulting from the difference between the fixed rate paid and variable rate received on these agreements.

Supplemental Non-cash Disclosures

The fluctuation of the Argentine peso has affected the U.S. dollar value of the peso-denominated assets and liabilities of the Sugar and Citrus segment. During the nine months ended October 2, 2004, this segment recorded non-cash gains of $246,000 caused by the revaluation of certain dollar denominated net assets compared to gains of $3,891,000 during the nine months ended September 27, 2003. The following table shows the non-cash impact of the change in exchange rates on various balance sheet categories for the peso denominated assets and liabilities.

                                                      Nine Months Ended
                                                  October 2,   September 27,
Increase (decrease) (thousands of dollars)           2004          2003

Working capital                                    $1,744          $7,555
Fixed assets                                          (45)          6,949
Other long-term net assets                            (14)             62

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

                               Three Months Ended        Nine Months Ended
                             October 2, September 27,  October 2, September 27,
(Thousands of dollars)          2004        2003          2004        2003

Beginning balance             $6,449       $5,909       $6,086       $5,416
Accretion expense                116          109          345          309
Liability for additional
 lagoons placed in service         -            -          134          293
Ending balance                $6,565       $6,018       $6,565       $6,018

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

As of December 31, 2003, Seaboard adopted Financial Accounting Standards Board Interpretation No. 46, revised December 2003 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 applies to an entity if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity has these characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. Based on its evaluations, Seaboard consolidated certain limited liability companies as of
December 31, 2003, which own certain of the facilities used in connection with Seaboard's vertically integrated hog production because Seaboard was determined to be the primary beneficiary. If the consolidation requirements would have been applied retroactively to January 1, 2003, operating income, net earnings, and net earnings per common share during 2003 would have decreased by $48,000, $29,000 and $0.02, respectively, for the third quarter and $180,000, $110,000 and $0.09, respectively, for the nine month period.

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

Note 3 - Comprehensive Income (Loss)

Components of total comprehensive income (loss), net of related taxes, are summarized as follows:


                              Three Months Ended         Nine Months Ended
                            October 2, September 27,  October 2, September 27,
(Thousands of dollars)         2004        2003          2004        2003

Net earnings                 $46,548      $1,838       $108,181    $ 1,637
Other comprehensive income
 (loss) net of applicable
 taxes:
   Foreign currency
    translation adjustment      (470)         30          1,457      9,175
   Unrealized gains on
    investments                   37          79            111        117
   Unrealized gains (losses)
    on cash flow hedges           80         (19)            18        (94)
   Amortization of deferred
    gain on interest rate
    swaps                        (50)        (51)          (150)      (151)

Total comprehensive income   $46,145      $1,877       $109,617    $10,684

The components of and changes in accumulated other comprehensive loss for the nine months ended October 2, 2004 are as follows:

                                          Balance               Balance
                                        December 31,  Period   October 2,
(Thousands of dollars)                     2003       Change      2004

Foreign currency translation adjustment  $(56,490)    $1,457    $(55,033)
Unrealized gain on investments                 14        111         125
Unrecognized pension cost                  (5,772)         -      (5,772)
Net unrealized loss on cash flow hedges       (30)        18         (12)
Deferred gain on interest rate swaps          751       (150)        601

Accumulated other comprehensive loss     $(61,527)    $1,436    $(60,091)

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. However, as a result of an anticipated lower discount rate used in the calculation of unrecognized pension cost and the retirement plan amendment discussed in Note 5, management expects the 2004 calculation will result in additional comprehensive loss during the fourth quarter. With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.

Note 4 - Inventories

The following is a summary of inventories at October 2, 2004 and December 31, 2003:

                                                October 2,   December 31,
(Thousands of dollars)                             2004         2003
At lower of LIFO cost or market:
      Live hogs & materials                      $146,469      $142,396
      Dressed pork & materials                     20,261        22,220
                                                  166,730       164,616
      LIFO allowance                               (3,450)       (7,608)
              Total inventories at lower of LIFO
               cost or market                     163,280       157,008
At lower of FIFO cost or market:
      Grain, flour and feed                        99,559        87,831
      Sugar produced & in process                  15,746        14,807
      Other                                        21,122        16,387
              Total inventories at lower of FIFO
               cost or market                     136,427       119,025
               Total inventories                 $299,707      $276,033

Note 5 - Employee Benefits

Seaboard maintains a defined benefit pension plan (the Plan) for its domestic salaried and clerical employees and also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. As a result of recently passed pension relief legislation and finalization of Plan data, in order to meet the minimum funding standards to avoid the Pension Benefit Guaranty Corporation variable rate premiums established by the Employee Retirement Income Security Act of 1974, Seaboard revised its original schedule of contributions for 2004 from $7,000,000 to $5,763,000. During 2004, payments of
$1,922,000,  $562,000 and $3,279,000 were made on April 15,  July  15, and September 15, respectively.

On November 5, 2004, Seaboard amended its Executive Retirement Plan, which provides a supplemental retirement benefit to officers and certain key employees of Seaboard and its subsidiaries, to conform the benefit calculation to the Plan discussed above by changing the methodology for calculating the benefit to a percentage of final average pay for all years of service. The amendment also changes the normal form of the benefit to a lump sum payment, provided the employee has at least 5 years of service after the plan amendment was adopted. Seaboard has also established a Rabbi Trust in order to provide a mechanism to provide discretionary funding for the benefit.

While this amendment has no effect on the 2004 net periodic benefit cost, it will impact the amount of future benefit costs. Had this amendment been in effect at the beginning of 2004, the 2004 annual net periodic benefit cost would have increased by $1,179,000 ($719,000 after tax, or $0.57 per share). Seaboard is considering providing funding for a portion of the liability to a trust during the fourth quarter of 2004 for this plan. As the Executive Retirement Plan is a non-qualified plan, the assets will remain on the books of Seaboard as a long-term asset.

The net periodic benefit cost of these plans was as follows:

                               Three months ended         Nine months ended
                             October 2, September 27,  October 2, September 27,
(Thousands of dollars)          2004        2003          2004        2003

Components of net periodic
 benefit cost:
 Service cost                  $  854     $  735         $2,467      $2,283
 Interest cost                  1,021        841          2,877       2,724
 Expected return on plan assets  (847)      (522)        (2,414)     (1,781)
 Amortization and other           210        231            605         733
 Net periodic benefit cost     $1,238     $1,285         $3,535      $3,959

Note 6 - Contingencies

Seaboard reached an agreement in 2002 to settle litigation brought by the Sierra Club. Under the terms of the settlement, Seaboard is conducting an environmental investigation to determine the source of elevated nitrates at three farms and potentially will be required to take remedial actions at the farms if conditions so warrant.

Seaboard is subject to regulatory actions and an investigation by the United States Environmental Protection Agency and the State of
Oklahoma.   One  such  action  involves five  properties  utilized  in
Seaboard's hog production operations which were purchased from PIC International Group, Inc. (PIC). Seaboard has undertaken an extensive investigation, and has had significant discussions with the EPA and the State of Oklahoma, proposing to take a number of corrective actions with respect to the farms, and one additional farm, in order to attempt to settle the action. In connection with these discussions, EPA and the State of Oklahoma each stated that any settlement must include a civil fine of $1,200,000 for EPA and
$500,000 for the State of Oklahoma. Seaboard believes that the EPA has no authority to impose a civil fine and so advised the EPA as a part of a settlement proposal. The EPA initially advised Seaboard that it rejected its most recent settlement proposal and settlement discussions terminated. The EPA recently requested a meeting with Seaboard Farms to reinstate settlement discussions. If the matter is not settled, the EPA could bring an action against Seaboard, although Seaboard believes it has meritorious defenses to any such action, or the EPA could determine to take no further action. Settlement discussions are continuing with the State of Oklahoma, and Seaboard intends to proceed with its proposed corrective actions with respect to the farms.

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

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. The following table sets forth the terms of guarantees as of October 2, 2004.

Guarantee beneficiary                    Maximum exposure       Maturity

Foreign non-consolidated affiliate grain    $1,000,000        Annual renewal
  processor-Uganda
Foreign non-consolidated affiliate food     $  400,000         August 2005
  product distributor-Ecuador
Various hog contract growers                $1,585,000        Annual renewal

Seaboard guaranteed a bank borrowing for a subsidiary of a non-consolidated foreign affiliate grain processor in Kenya, Unga Holdings Limited (Unga), to facilitate bank financing used for the rehabilitation and expansion of a milling facility in Uganda. This guarantee was a part of the original purchase agreement with Unga when Seaboard first invested in this company in 2000. The guarantee can be drawn upon in the event of non-payment of a bank borrowing by Unga's subsidiary. While the guarantee may be cancelled by Seaboard annually, the bank has the right to draw on the guarantee in the event it is advised that the guarantee will be cancelled. The guarantee renews annually until the debt expires in 2007. During the second quarter of 2004, Seaboard renewed the guarantee for an additional year but reduced it from $1,300,000 to $1,000,000. Unga has provided a reciprocal guarantee to Seaboard. As of October 2, 2004, this affiliate had $905,000 of borrowings outstanding related to this guarantee.

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

As of October 2, 2004, Seaboard had outstanding $10,642,000 of letters of credit with various banks that reduced Seaboard's borrowing capacity under its committed credit facilities. The largest letter of credit of $8,700,000 is for workers compensation insurance. Also included is a letter of credit for $211,000 to support purchases for a non-controlled affiliate mill expansion project. While this affiliate has sufficient liquidity to pay for the improvements, the mill is located in Haiti and the letter of credit was posted in lieu of advance vendor payments for the purchases.

Note 7 - Segment Information

The Bulgarian wine business (the Business), in which Seaboard has an equity investment has obtained the necessary working capital resources during the third quarter of 2004 to support its inventory purchases for the fall 2004 vintage. However, this affiliate has continued to incur losses from its operations. As a result of sustained losses, Seaboard's common stock investment has been reduced to zero and Seaboard began applying losses against its remaining investment, consisting of preferred stock and debt, based on the change in Seaboard's claim on the Business' book value. Accordingly, Seaboard increased its share of losses from this Business from 37% to 73% in the third quarter of 2004. Annually during the fourth quarter, the Business evaluates the recoverability of its long-lived assets based on projected cash flows. Seaboard will consider this evaluation, among other things, and determine whether there is an other-than-temporary decline in value for this investment. Such a determination could have a material affect on the results of operations for 2004. As of October 2, 2004, Seaboard's investments in and advances to the Business totaled $13,274,000. Seaboard's share of losses from the Business, included in All Other below, included a provision for inventory write-downs totaling $800,000 during the second quarter of 2004.

During the fourth quarter of 2003, Seaboard sold its equity investment in Fjord, a non-consolidated affiliate included in the All Other segment. Seaboard's share of Fjord's losses recognized during the three and nine months ended September 27, 2003 totaled $13,420,000 and $16,256,000, respectively, including third quarter charges totaling $12,421,000 reflecting Fjord's asset impairment charges to write down licenses, inventory and fixed assets.

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

Sales to External Customers:

                               Three Months Ended         Nine Months Ended
                             October 2, September 27,  October 2, September 27,
(Thousands of dollars)          2004        2003          2004        2003

Pork                           $241,538   $186,125    $  716,667   $  531,238
Commodity Trading and Milling   255,808    151,830       805,859      478,971
Marine                          124,994     99,301       354,143      295,625
Sugar and Citrus                 25,749     22,710        54,600       53,305
Power                            12,768     18,099        43,892       52,516
All Other                         6,605      7,352        20,283       21,512
   Segment/Consolidated Totals $667,462   $485,417    $1,995,444   $1,433,167

Operating Income:

                               Three Months Ended         Nine Months Ended
                             October 2, September 27,  October 2, September 27,
(Thousands of dollars)          2004        2003          2004        2003

Pork                           $ 38,765   $  3,954    $   98,119   $    2,250
Commodity Trading and Milling     9,395      5,445        15,855       10,002
Marine                           17,153     (1,394)       41,202           42
Sugar and Citrus                  3,285      5,899         9,404       15,237
Power                             2,089      3,309         3,316        8,250
All Other                           980        832         2,375        1,642
   Segment Totals                71,667     18,045       170,271       37,423
Corporate Items                    (299)      (200)         (614)      (1,315)
   Consolidated Totals         $ 71,368   $ 17,845    $  169,657   $   36,108

Income (loss) from Foreign Affiliates:

                               Three Months Ended         Nine Months Ended
                             October 2, September 27,  October 2, September 27,
(Thousands of dollars)          2004        2003          2004        2003

Commodity Trading and Milling  $  1,365   $    788    $    3,953   $     (871)
All Other                        (1,262)   (15,842)       (4,081)     (20,061)
   Segment/Consolidated Totals $    103   $(15,054)   $     (128)  $  (20,932)


Total Assets:
                                                       October 2, December 31,
(Thousands of dollars)                                    2004       2003

Pork                                                  $  666,828   $  670,288
Commodity Trading and Milling                            288,005      243,065
Marine                                                   115,764      114,375
Sugar and Citrus                                          90,666       75,674
Power                                                     83,003       76,920
All Other                                                 16,934       13,953
   Segment Totals                                      1,261,200    1,194,275
Corporate Items                                          126,613      131,416
   Consolidated Totals                                $1,387,813   $1,325,691

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments decreased $12.6 million from December 31, 2003. While Seaboard generated $103.2 million of cash from operating activities, $32.3 million was used for scheduled payments on long-term debt, $64.2 million was used to repay notes payable to banks, and $21.8 million was used for capital expenditures. Cash from operating activities for the nine months ended October 2, 2004 increased $28.4 million compared to the same period one year earlier, primarily reflecting increased earnings, partially offset by the increased working capital needs of the Pork, Commodity Trading and Milling and Power segments. Receivables in the Pork segment increased reflecting strong sales while inventory levels increased reflecting the recently populated new hog production facilities. For the Commodity Trading and Milling segment, the overall increase in trading activity caused increases in accounts receivable and inventories. Working capital needs also increased for the Power segment as a result of continuing slow collections of accounts receivable.

Capital Expenditures

Seaboard invested $21.8 million in property, plant and equipment during 2004, of which $8.7 million was expended in the Pork segment, $4.7 million in the Marine segment, $3.9 million in the Commodity Trading and Milling segment, $4.0 million in the Sugar and Citrus segment and $0.5 million in the remaining businesses. The capital expenditures for 2004 have primarily been of a normal recurring nature including replacements of machinery and equipment, and general facility modernizations and upgrades. There are no material commitments for capital expenditures, nor are any major expansions currently planned for the next year. For the remainder of 2004, management has budgeted additional capital expenditures of $2.5 million in the Pork segment, $1.4 million in the Commodity Trading and Milling segment, $2.4 million in the Marine segment, $1.5 million in the Sugar and Citrus segment and $0.3 million in all other businesses. Management anticipates financing these capital expenditures from internally generated cash and the use of available short-term investments.

Financing Activities and Debt

During 2004, Seaboard entered into two new, one-year committed credit lines totaling $45.0 million and extended for one year a $20.0 million committed credit facility. In addition, Seaboard combined, increased, and extended its committed subsidiary credit facilities from a total of $80.0 million to $95.0 million expiring on April 30, 2005. This facility is denominated in U.S. dollars. As of October 2, 2004, Seaboard had committed lines of credit totaling $185.0 million and uncommitted lines totaling $32.0 million. As of October 2, 2004 Seaboard had $10.0 million of borrowings outstanding under the committed credit lines and $1.4 million borrowed under its uncommitted credit lines. Outstanding standby letters of credit totaling $10.6 million reduced Seaboard's borrowing capacity under its committed credit lines.

In addition to funding Seaboard's planned capital expenditures as discussed above, Seaboard's scheduled long-term debt maturities total $54.2 million over the next year with $23.0 million maturing during the fourth quarter of 2004. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate to make these scheduled debt payments and support existing operations during the next year. Management does, however, periodically review various alternatives for future financing to provide additional liquidity for future operating plans. As management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, management may have to pursue financing alternatives at that time.

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

RESULTS OF OPERATIONS

Net sales for the three and nine months ended October 2, 2004 increased by $182.0 and $562.3 million, respectively, compared to the same periods of 2003. The increase in net sales was primarily the result of higher market prices and, to a lesser extent, sales volumes for pork products, increased trading volumes and commodity prices, and, to a lesser extent, increased level of marine cargo service with improved rates. Operating income increased by $53.5 and $133.5 million for the 2004 three and nine month periods compared to same periods of 2003. The increase in sales also contributed to higher operating income.

Pork Segment
                            Three Months Ended         Nine Months Ended
                          October 2, September 27,  October 2, September 27,
(Dollars in millions)        2004        2003          2004        2003

Net sales                  $ 241.5     $ 186.1       $ 716.7     $ 531.2
Operating income           $  38.8     $   4.0       $  98.1     $   2.3

Net sales for the Pork segment increased $55.4 and $185.5 million for the three and nine months of 2004 compared to the same periods of 2003, primarily as a result of higher market prices for pork products and, to a lesser extent, higher sales volumes. The demand for pork products has remained strong during 2004. The excess domestic meat supplies experienced in early 2003 resulted in lower sales prices
through   the  first  quarter  of  2003.   Prices  generally  improved
throughout the remainder of 2003 and further improved through 2004 as a result of the increasing demand for pork products. Sales volumes also increased as Seaboard operated additional weekend processing
shifts   during  2004  to  take  advantage  of  the  favorable  market conditions, and had an additional three business days in the 2004 year-to-date period compared to 2003.

Operating income for the Pork segment increased $34.8 and $95.8 million for the third quarter and year-to-date periods of 2004 compared with the same periods of 2003 primarily as a result of the higher sales prices and volumes discussed above, partially offset by higher overall hog costs. Overall hog costs increased primarily as a result of higher costs for third-party hogs, partially offset by a decrease in the cost of internally-raised hogs and an increase in the percentage of lower cost internally-raised hogs. The third-quarter of 2004 includes charges of $1.4 million for abandoned land development costs at certain potential hog production sites and a potential second plant site that Seaboard has decided not to pursue at this time. The year-to-date 2003 period also includes charges totaling $1.6 million for abandoned land development costs of potential hog production sites that Seaboard decided not to pursue. Management is unable to predict future market prices for pork products, feed costs and third party hogs, or for how long the relatively strong overall market conditions will be sustained. However, management expects these operations to remain profitable for the fourth quarter of 2004.

Commodity Trading and Milling Segment

                            Three Months Ended         Nine Months Ended
                          October 2, September 27,  October 2, September 27,
(Dollars in millions)        2004        2003          2004        2003

Net sales                  $ 255.8     $ 151.8       $ 805.9     $ 479.0
Operating income           $   9.4     $   5.4       $  15.9     $  10.0
Income (loss) from foreign
 affiliates                $   1.4     $   0.8       $   4.0     $  (0.9)

Net sales for the Commodity Trading and Milling segment increased $104.0 and $326.9 million for the three and nine month periods of 2004 compared to the same periods of 2003. This increase is primarily the result of increased trading volumes to third parties and affiliates, primarily for wheat and soybean meal, and world-wide increased commodity and freight prices. However, commodity prices decreased significantly during the third quarter of 2004 compared to commodity prices the first half of 2004.

Operating income for this segment increased $4.0 and $5.9 million for the 2004 quarter and year-to-date periods compared to the prior year reflecting the increased sales volumes in the trading business discussed above. However, the impact of mark-to-market accounting for commodity futures and options contracts partially offset the improvement. While management believes its commodity futures and options are economic hedges of its firm purchase and sales contracts, Seaboard does not perform the extensive record-keeping required to account for commodity transactions as hedges for accounting purposes. As a result, operating income for the three and nine month periods of 2004 includes losses of $0.4 and $10.8 million, respectively, compared to gains of $0.3 and $2.0 million for the comparable 2003 periods for these mark-to-market adjustments. If commodity prices stabilize for the fourth quarter of 2004, management anticipates that a significant portion of the negative impact of the mark-to-market accounting noted above will reverse as products are delivered to customers resulting in higher operating income at that time. In addition, charter hire rates continue to be significantly higher during 2004 compared to 2003 although a portion of the increased expense was offset by increased freight rates charged. Seaboard had entered into some longer term charter contracts in 2003, allowing it to take advantage of higher freight market rates during the second and third quarters of 2004. However, management expects higher freight rates to continue during the remainder of 2004 and 2005 while the long-term charters expire, thus reducing freight opportunities and potentially operating income. Due to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income for the remainder of 2004.

Income from foreign affiliates for the three and nine months ended October 2, 2004 improved $0.6 and $4.9 million, respectively, from the comparable 2003 periods primarily reflecting improved operating results from most African milling operations. Based on current political and economic situations in the countries in which the flour and feed mills operate, management cannot predict whether the foreign affiliates will remain profitable for the remainder of 2004.

Marine Segment

                            Three Months Ended         Nine Months Ended
                          October 2, September 27,  October 2, September 27,
(Dollars in millions)        2004        2003          2004        2003

Net sales                  $ 125.0     $  99.3       $ 354.1     $ 295.6
Operating income (loss)    $  17.2     $  (1.4)      $  41.2     $   0.0

Net sales for the Marine segment increased $25.7 and $58.5 million for the three and nine month periods of 2004 compared to the same periods of 2003 reflecting higher average cargo rates, especially in the third quarter, and higher cargo volumes. Average cargo rates for 2004 improved over 2003 reflecting improved market conditions and improved cargo mixes in certain markets. The 2003 periods were significantly negatively impacted by the general strike in Venezuela which began in 2002 and continued into February of 2003, resulting in the discontinuance of all port calls to that country. While the political and economic instability remains in Venezuela and that market has not yet fully recovered, cargo volumes have continued to increase during 2004 compared to 2003. In addition, cargo volumes also increased in most other markets. Partially offsetting these increases for the nine month period, in 2003 Seaboard earned revenue from chartering certain company-owned vessels to carry military cargo to the Middle East.

Operating income for the Marine segment increased $18.6 and $41.2 million during the 2004 three and nine month periods compared to the same periods in 2003, primarily reflecting the increased rates and volumes discussed above. Although management cannot predict changes in future cargo rates or to what extent economic conditions will continue to improve for the Venezuelan and related markets, it does anticipate these operations to remain profitable for the fourth quarter of 2004.

The U.S. Maritime Transportation Security Act and corresponding international regulations under The International Ship and Port-facility Security Code were effective July 1, 2004. These regulations require comprehensive security assessments and plans for vessels and facilities in the U.S. and throughout the world. Management believes Seaboard is in compliance and, to date, has not experienced any trade disruptions from these regulations, although it cannot predict if any disruptions could occur in the future if foreign ports do not fully comply.

Sugar and Citrus Segment

                            Three Months Ended         Nine Months Ended
                          October 2, September 27,  October 2, September 27,
(Dollars in millions)        2004        2003          2004        2003

Net sales                  $  25.7     $  22.7       $  54.6     $  53.3
Operating income           $   3.3     $   5.9       $   9.4     $  15.2

Net sales for the Sugar and Citrus segment increased in the three and nine month periods of 2004 compared to the same periods of 2003. The increase was due to higher seasonal citrus trading volumes during the third quarter. This increase was partially offset by lower sugar prices during 2004 resulting from the abundant 2003 harvest in Argentina which resulted in large sugar supplies. While unable to predict future sales prices, management does not expect sales prices to increase significantly for the remainder of 2004.

Operating income decreased $2.6 and $5.8 million during the three and nine month periods of 2004 compared to the prior year periods primarily due to lower sugar prices as discussed above and higher costs of sales from the previously inventoried 2003 sugar harvest and production. During 2003, the peso price of sugar increased at a higher rate than the related peso costs, but that trend reversed and expenses have increased. The higher citrus sales volumes had a negligible impact on operating income. Management expects operating income for the fourth quarter of 2004 will remain positive although lower than 2003.

Power Segment
                            Three Months Ended         Nine Months Ended
                          October 2, September 27,  October 2, September 27,
(Dollars in millions)        2004        2003          2004        2003

Net sales                  $  12.8     $  18.1       $  43.9     $  52.5
Operating income           $   2.1     $   3.3       $   3.3     $   8.3

The economic environment of the Dominican Republic (DR) has remained unstable throughout 2004. Multilateral credit agencies have not provided sufficient funding to the DR government to restore liquidity; consequently the economic problems still exist and this segment has experienced difficulty in collecting amounts owed from certain generating and distribution companies. As of October 2, 2004,
Seaboard's net receivable exposure from customers with significant past due balances totaled $16.0 million, including $9.3 million classified in other long-term assets on the Condensed Consolidated Balance Sheet. Seaboard is continuing to contract directly with large power users, which reduces the exposure to changes in spot market rates, currency fluctuations and collection risks. However, a significant exposure to the partially government-owned distribution companies still exists. Despite the continued liquidity problems, during the three and nine months ended October 2, 2004 the Dominican Republic peso strengthened against the U.S. dollar, resulting in foreign exchange gains of $5.1 and $2.5 million, respectively, related to the peso-denominated net assets, compared to a gain of $0.7 million and loss of $6.1 million for the same periods in 2003. The exchange gains and losses are included in other income (expense) on the Condensed Consolidated Statements of Earnings and are not a component of operating income.

Net sales for the Power segment decreased $5.3 and $8.6 million for the three and nine month periods of 2004 compared to the same periods of 2003 primarily due to lower production. Periodically during 2004, Seaboard has curtailed production due to management's concerns about the collectibility of revenues. In addition, approximately $1.5 million of spot market sales were not recognized during the third quarter of 2004 as collectibility is not reasonably assured. Management may continue to impose further curtailments if it determines that liquidity conditions warrant.

Operating income decreased $1.2 and $5.0 million for the three and nine months of 2004 compared to the same periods of 2003. In addition to lower sales, commission expenses increased by $2.4 million for the 2004 nine month period. However, as a result of recent collections of a previously reserved accounts receivable, during the third quarter of 2004 $1.0 million of bad debt expense was reversed. As discussed in
Note 2 to the Condensed Consolidated Financial Statements, during the second quarter Seaboard made a one-time commission payment of $2 million to terminate a business relationship. Absent improvement to the economic problems in the country including the related receivable collection issues, management cannot predict whether this segment will be profitable for the remainder of 2004.

All Other

                            Three Months Ended         Nine Months Ended
                          October 2, September 27,  October 2, September 27,
(Dollars in millions)        2004        2003          2004        2003

Net sales                  $   6.6     $   7.4       $  20.3     $  21.5
Operating income           $   1.0     $   0.8       $   2.4     $   1.6
Loss from foreign
 affiliates                $  (1.3)    $ (15.8)      $  (4.1)    $ (20.1)

Net sales for All Other decreased $0.8 and $1.2 million for the three and nine months of 2004 compared with the same periods of 2003 while operating income increased slightly. The increase in operating income primarily reflects improved operations for the pepper processing business. The loss from foreign affiliates in 2004 represents Seaboard's share of losses from its equity method investment in a Bulgarian wine business including losses of $0.8 million recorded in the second quarter for Seaboard's share of inventory write-downs. See
Note 7 to the Condensed Consolidated Financial Statements for further discussion of this business.

The 2003 foreign affiliate losses also include Seaboard's share of Fjord Seafood ASA (Fjord) losses which totaled $13.4 and $16.3 million for three and nine month periods, respectively. Seaboard's share of third quarter losses included impairment charges of $12.4 million reflecting Fjord's write down of licenses, inventory and fixed assets. The equity investment in Fjord was sold during the fourth quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the three and nine month periods of 2004 increased by $3.0 and $11.4 million over the same periods of 2003 primarily due to increased selling costs in the Marine and Commodity Trading and Milling segments related to the growth of these businesses. The 2004 nine-month period also reflects the increased commissions in the Power segment. Partially offsetting the increase in SG&A for the 2004 quarter, the Power segment reversed $1.0 million of bad debt expense reflecting the collection of a previously reserved receivable. As a percentage of revenues, SG&A decreased to 4.4% and 4.6% for the 2004 quarter and year-to-date periods, respectively, compared to 5.5% and 5.6% for the same periods of 2003 as a result of increased sales in the Pork, Commodity Trading and Milling, and Marine segments.

Interest Expense

Interest expense decreased for the quarter but increased slightly for the nine month period of 2004 compared to the same 2003 periods. During the second quarter of 2004, Seaboard repaid a significant portion of the notes payable to banks with cash from operations.

Interest Income

Interest income increased $1.7 and $3.7 million for the three and nine month periods of 2004 compared to the same periods of 2003 primarily reflecting larger amounts of interest received from past due customer accounts receivable in the Power and Commodity Trading and Milling segments. In addition, Seaboard had higher average levels of short-term investments during the 2004 periods.

Foreign Currency Gains (Losses)

Seaboard realized net foreign currency gains of $5.0 and $3.5 million during the three and nine month periods of 2004 respectively, compared to losses of $0.9 and $7.0 million for each respective period of 2003. The strengthening of the Dominican Republic peso during the third quarter of 2004 created gains of $5.1 and $2.5 million for the three and nine months ended October 2, 2004 compared to a gain of $0.7 million for the 2003 three month period and a loss of $6.1 million during the 2003 nine month period. Seaboard operates in many developing countries throughout the world. The political and economic conditions of these markets cause volatility in currency exchange rates and expose Seaboard to the risk of exchange loss.

Miscellaneous, Net

Miscellaneous, net for the three and nine month periods of 2004 includes losses from the mark-to-market of interest rate swap agreements totaling $4.2 and $4.0 million, respectively, compared to a 2003 third quarter gain of $4.8 and year to date losses of $2.9 million. These swap agreements do not qualify as hedges for accounting purposes and accordingly, changes in the market value are recorded to earnings as interest rates change. Miscellaneous, net for the three and nine months ended October 2, 2004 also includes losses of $1.6 and $1.3 million, respectively, from the mark-to-market of commodity futures and options contracts that management does not view as direct economic hedges of its operations. In addition, miscellaneous, net for the 2004 nine month period includes a gain of $0.5 million from the settlement of antitrust litigation compared to antitrust litigation gains of $0.4 and $7.0 million for the 2003 three and nine month periods, respectively.

Income Tax Expense

The effective tax rate increased to 30.4% for 2004 primarily as a result of increased domestic taxable income and lower amounts of permanently deferred foreign earnings.

Other Financial Information

On October 22, 2004, President Bush signed into law H.R. 4520, the American Jobs Creation Act ("Act"). The Act is a significant and complicated reform of U.S. income tax law. Management is currently reviewing the new law to determine the impact on Seaboard. The Act contains several provisions which initially appear to be favorable for Seaboard. These include: phasing out the Extraterritorial Income Exclusion and replacing it with an income tax deduction for U.S. manufacturers, simplifying the U.S. foreign tax credit calculation by reducing the foreign tax credit baskets, reforming the interest allocation rules and allowing for recharacterization of overall domestic losses, and repealing the alternative minimum tax limitation on the use of foreign tax credits. The carryover period for foreign tax credits was generally extended from 5 to 10 years. More importantly, the Act repeals the prior law treatment of shipping income as a component of subpart F income. This change will allow Seaboard's post-2004 shipping income to avoid current taxation in the U.S. and should have a material impact on Seaboard's future effective tax rate and cash tax payments. The Act would also allow Seaboard a one-time election to repatriate permanently invested foreign earnings at a 5.25% effective U.S. income tax rate rather than the statutory 35% rate, if certain domestic reinvestment requirements are met. Management is evaluating this provision and has not determined whether to utilize the one-time repatriation opportunity.

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

Item 4.  Controls and Procedures

Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures as of October 2, 2004. Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended October 2,
2004 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.


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

Seaboard Farms disputes the RCRA Order and the State of Oklahoma's contentions on legal and factual grounds, and advised the EPA that it won't comply with the RCRA Order, as written. Notwithstanding, Seaboard Farms has undertaken an extensive investigation under the RCRA Order, and has had significant discussions with the EPA and the State of Oklahoma, proposing to take a number of corrective actions with respect to the farms in order to attempt to settle the RCRA Order and the Oklahoma Notice of Violation. As a part of those discussions, the EPA and the State of Oklahoma, advised Seaboard Farms that one additional farm in Kingfisher County must be included in any settlement, although neither agency has filed any formal claims with respect to that farm. The EPA recently advised Seaboard Farms that any such settlement must include a civil fine of $1,200,000. Seaboard Farms believes that the EPA has no authority to impose a civil fine and so advised the EPA as a part of a settlement proposal. The EPA initially advised Seaboard Farms that it rejected its most recent settlement proposal and settlement discussions terminated. The EPA recently requested a meeting with Seaboard Farms to reinstate settlement discussions. If the matter is not settled, the EPA could bring an action against Seaboard Farms to enforce the RCRA Order, although Seaboard Farms believes it has meritorious defenses to any such action, or the EPA could determine to take no further action. The State of Oklahoma recently advised Seaboard Farms that any settlement with it must include a civil fine of approximately $500,000. Settlement discussions are continuing with the State of Oklahoma, and Seaboard Farms intends to proceed with its proposed corrective actions with respect to the farms.

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

Other

On  January  26,  2004, the U.S. Department of Justice  sent  Seaboard
Marine, Ltd. a letter stating that it was investigating possible violations of 49 U.S.C. sections 5104-5124 and 49 C.F.R. sections 171-173 relating to the transportation, storage and discharge of hazardous materials. On September 21, 2004, Seaboard Marine pled guilty to the violations. In conjunction with this guilty plea, Seaboard Marine entered into a Plea Agreement agreeing to pay a fine, restitution and other costs totaling approximately $300,000, to implement a compliance plan, and to conduct training of employees. At the sentencing, the US attorney will recommend that the judge impose the sentence set forth in the Plea Agreement, although the judge has discretion to impose a fine of up to $500,000.

Item 5. Other Information

(a) As discussed in Note 5 to the Condensed Consolidated Financial Statements, on November 5, 2004, Seaboard amended its Executive Retirement Plan, which provides a supplemental retirement benefit to officers and certain key employees of Seaboard and its subsidiaries. In addition, Seaboard has established a Rabbi Trust in order to provide a mechanism to provide discretionary funding for the benefit. The amendment to the Executive Retirement Plan and Rabbi Trust document are included as exhibits
     10.1 and 10.2 of this Form 10-Q.

Item 6.  Exhibits

Exhibits

     10.1 Seaboard Corporation Executive Retirement Plan dated November 5, 2004, amending and restating the Seaboard Corporation Executive Retirement Plan dated January 1, 1997 as amended and restated February 28, 2001. The addendums to the Executive Retirement Plan have been omitted from the filing, but will be provided supplementally upon request of the Commission.

     10.2 Seaboard Corporation Executive Retirement Plan Trust dated November 5, 2004 between Seaboard Corporation and Robert L. Steer, as trustee.

     31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as: statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates,"
"estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) the cost and timing of the completion of new or expanded facilities, (ii) Seaboard's ability to obtain adequate financing and liquidity, (iii) the price of feed stocks and other materials used by Seaboard, (iv) the sale price for pork products from such operations, (v) the price for other products and services, (vi) the charter hire rates and fuel prices for vessels,  (vii) the demand for power, related spot market  prices  and collectibility of receivables in the Dominican Republic, (viii) the effect of the devaluation of the Argentine and Dominican Republic pesos, (ix) the potential effect of the proposed meat packer ban legislation on the Pork Division, (x) the effect of the Venezuelan economy on the Marine Division, (xi) the potential effect of Seaboard's investment in a wine business on the consolidated financial statements, (xii) the potential impact of various environmental actions pending or threatened against Seaboard, (xiii) the potential impact of the American Jobs Creation Act, or (xiv) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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




                           DATE:  November 5, 2004

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