Form 10-K
period 2004-12-31
SEABOARD CORP /DE/
filed 2005-03-04
CIK 88121

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2004

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

          Title of each className of each exchange on which registered
      Common Stock $1.00 Par Value    American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

The aggregate market value of 354,380 shares of Seaboard voting stock held by nonaffiliates was approximately $175,453,538, based on the closing price of $495.10 per share on July 2, 2004, the end of Seaboard's second fiscal quarter. As of February 18, 2005, the number of shares of common stock outstanding was 1,255,053.90.

               DOCUMENTS INCORPORATED BY REFERENCE

Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 6, 7, 7A and 8 are incorporated herein by reference to Seaboard Corporation's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part II, a part of item 5, and Part III, a part of item 10 and items 11, 12 and 13 are incorporated herein by reference to Seaboard Corporation's definitive proxy statement filed pursuant to Regulation 14A for the 2005 annual meeting of stockholders.

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

     (iv) the sale price for pork products from such operations,

     (v)    the price for other products and services,

     (vi)   the charter hire rates and fuel prices for vessels,

     (vii) the demand for power, related spot market prices and collectibility of receivables in the Dominican Republic,

     (viii) the effect of the fluctuation in exchange rates for the Dominican Republic peso,

     (ix) the effect of the Venezuelan economy on the Marine segment,

     (x) the potential effect of Seaboard's investment in a wine business on the consolidated financial statements,

     (xi) the potential impact of various environmental actions pending or threatened against Seaboard,

     (xii)  the potential impact of the American Jobs Creation
            Act, or

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

Seaboard Flour LLC, a Delaware limited liability company, owns approximately 70.7 percent of the outstanding common stock of Seaboard. Mr. H. Harry Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own approximately
99.5 percent of the common units of Seaboard Flour LLC. Such Bresky family members also own additional shares, representing approximately 2.7 percent of the outstanding common stock of Seaboard.

(b)  Financial Information about Industry Segments

The information required by Item 1(b) of Form 10-K relating to Industry Segments is incorporated herein by reference to Note 13 of the Consolidated Financial Statements appearing on pages 54 through 58 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

(c)  Narrative Description of Business

  (1)  Business Done and Intended to be Done by the Registrant

     (i)  Principal Products and Services

     Pork Division - Seaboard, through its subsidiary, Seaboard Farms, Inc., engages in the businesses of hog production and pork processing in the United States. Through these operations, Seaboard produces and sells fresh and frozen pork to further processors, foodservice outlets, grocery stores and other retail outlets, and other distributors throughout the United States, and to Japan and other foreign markets. Further processing companies purchase Seaboard's pork products in bulk and produce products, such as lunchmeat, hams, bacon, and sausages. Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores. Seaboard also sells a small amount of packaged, further processed and marinated pork products. Seaboard sells some of its products under the brand name Prairie Fresh. Seaboard's hog processing plant is located in Guymon, Oklahoma, and operates at double shift capacity.

     Seaboard's hog production operations consist of the breeding and raising of approximately 3.5 million hogs annually at facilities it either owns or leases or at facilities owned and operated by third parties with whom it has grower contracts. The hog production operations are located in the States of Oklahoma, Kansas, Texas and Colorado. As a part of the hog production operations, Seaboard produces specially formulated feed for the hogs at six owned feed mills. The remaining hogs processed are purchased from third party hog producers, primarily pursuant to purchase contracts.

     Commodity   Trading  and  Milling  Division   -   Seaboard's
     Commodity Trading and Milling Division, through its subsidiaries, Seaboard Overseas Limited located in Bermuda, Seaboard Overseas Trading and Shipping (PTY), Ltd. located in Durban, South Africa, and other locations in Peru, Ecuador and Zambia, internationally markets wheat, corn, soybean meal and other commodities in bulk to third party customers and affiliated companies. These commodities are purchased worldwide, with primary destinations to Africa, South America, the Caribbean, and the Eastern Mediterranean. The division originates, transports and markets approximately 4.8 million tons of grains and proteins on an annual basis. Seaboard integrates the service of delivering commodities to its customers through the use of chartered bulk vessels and its seven owned bulk carriers.

     This division also operates milling businesses in 13 countries, which are primarily supplied by the trading locations discussed above. The grain processing businesses are operated through five consolidated and eight non-consolidated affiliates in Africa, the Caribbean and South America, with flour, feed and maize milling businesses which produce approximately 1.5 million metric tons of finished products per year. Most of the products produced by the milling operations are sold in the countries in which the products are produced.

     Marine Division - Seaboard, through its subsidiary, Seaboard Marine Limited, and various foreign affiliated companies and third party agents, provides containerized cargo shipping service to over twenty-five countries between the United States, the Caribbean Basin, and Central and South America. Seaboard uses a network of offices and agents throughout the United States, Canada, Latin America and the Caribbean Basin to book both northbound and southbound cargo. Through intermodal arrangements, Seaboard can transport cargo to and from numerous U.S. mainland locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via sea or received as import cargo from abroad.

     Seaboard's primary marine operations located in Miami include a 135,000 square foot warehouse for cargo consolidation and temporary storage, and a 70 acre terminal at the Port of Miami. At the Port of Houston, Seaboard operates a 62 acre cargo terminal facility that includes over 690,000 square feet of on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. Seaboard also makes scheduled vessel calls in New Orleans, Louisiana, Fernandina Beach, Florida and Philadelphia, Pennsylvania. Seaboard's fleet consists of seven owned and approximately 23 chartered vessels, thousands of dry, refrigerated and specialized containers and related equipment. Seaboard also provides cargo transportation service from its domestic ports of call to and from multiple foreign destinations where Seaboard does not make vessel calls through connecting carrier agreements with third party regional and global carriers.

     Sugar and Citrus Division - Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, is involved in the production and refining of sugar cane and the production and processing of citrus in Argentina. This division also purchases sugar and citrus in bulk from third parties within Argentina for subsequent resale. The sugar products are primarily sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States, South America and Europe while the citrus products are primarily exported to the global market. Seaboard grows a large portion of the sugar cane on approximately 46,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a current processing capacity of approximately 180,000 metric tons of sugar per year. During 2005 Seaboard plans to increase this capacity to approximately 200,000 metric tons. The sugar mill is one of the largest in Argentina. Another 3,000 acres of land is planted with oranges.

     Power Division - Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., operates as an independent power producer in the Dominican Republic. This operation is exempt from U.S. regulation under the Public Utility Holding Company Act of 1938, as amended. The business operates two floating barges with a system of diesel engines capable of generating a combined rated capacity of approximately 112 megawatts of electricity.
     Seaboard generates electricity into the local Dominican Republic power grid, but is not involved in the transmission or distribution of the electricity. The barges are secured on the Ozama River in Santo Domingo, Dominican Republic. The electricity is sold at contracted pricing to certain large commercial users with contract terms extending from one to four years. Seaboard also sells power under short-term contracts with certain government-owned distribution companies. The remaining electricity is sold in the "spot market" at prevailing market prices, primarily to three wholly or partially government-owned electric distribution companies.

     Other Businesses - Seaboard purchases and processes jalapeno peppers at its owned plant in Honduras. The processed peppers  are  primarily  sold to a customer  in  the  United
     States, and are shipped by Seaboard's Marine Division and distributed from Seaboard's Port of Miami cold storage warehouse.

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

     The information required by Item 1 of Form 10-K with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10 percent or more of consolidated revenue in any of the last three fiscal years is set forth in Note 13 of Seaboard's Consolidated Financial Statements, appearing on pages 54 through 58 of the Seaboard's Annual Report to Stockholders, furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report, which information is incorporated herein by reference.

     (ii) Status of Product or Segment

     In early 2004, Seaboard entered into a marketing agreement with Triumph Foods LLC (Triumph) to market all of the pork products processed at Triumph's pork processing plant to be constructed in St. Joseph, Missouri. The plant is scheduled to begin operations in late 2005. This plant will have capacity similar to Seaboard's Guymon, Oklahoma plant with the business based upon the same integrated model as Seaboard's. The Triumph plant is not expected to reach full double shift operating capacity until 2007.

     In early 2002, Seaboard announced plans to build a second pork processing plant in northern Texas along with related plans to expand its vertically integrated hog production facilities. However, with the planned construction of the Triumph pork processing plant discussed above, Seaboard does not intend to proceed with the expansion project at this time.

     From time to time bills have been introduced in the United States Senate and House of Representatives which included provisions to prohibit meat packers, such as Seaboard, from owning or controlling livestock intended for slaughter. Such bills could have prohibited Seaboard from owning or controlling hogs, and thus would have required divestiture of our operations, or otherwise a restructuring of its ownership and operation. Currently, no such bill is active nor have any been passed into law, and Seaboard does not expect any such actions to be passed in 2005.

     The economic environment in the Dominican Republic (DR) has been in turmoil for the last two years. During 2003, the exchange rate for the Dominican peso devalued significantly before strengthening somewhat during 2004. In addition, since the last half of 2003, the power industry in the DR has suffered from a cash flow imbalance that began when the government did not allow retail electricity rates charged by the distribution companies to increase sufficiently to cover the significant peso devaluation and increases in dollar-denominated fuel costs. The government has not fully funded this cash shortfall.

     As a result of the weakened economic environment in the DR, the generating companies have experienced difficulty in obtaining timely collections of trade receivables from the government-owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. As a result, similar to other independent power producers, Seaboard has curtailed its level of power generation in 2004 based on management's belief about collectibility of receivables from spot sales. While multilateral credit agencies may eventually provide funding support to this country to improve liquidity, management can not predict if adequate funding will occur to fully resolve this situation during the next year. With the exception of those government or government-reliant customers, all commercial contract customers generally pay their accounts timely. Seaboard continues to pursue additional commercial contract customers which would reduce dependency on the government for liquidity. In addition, Seaboard is pursuing additional investment opportunities in the DR power industry.

     Seaboard has an equity investment in a wine business in Bulgaria. In February 2005, the Board of Directors and the majority of owners, including Seaboard, agreed to pursue the sale of the entire business or all of its assets. No assurance can be given as to whether any such sale will occur.

     (iii) Sources and Availability of Raw Materials

     None of Seaboard's businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers.

     (iv) Patents, Trademarks, Licenses, Franchises and Concessions

     Seaboard uses the registered trademark of Seaboard.

     The Pork Division uses registered trademarks relating to its products, including Seaboard Farms, Inc., Seaboard Farms, PrairieFresh, and A Taste Like No Other. Seaboard
     considers the use of these trademarks important to the marketing and promotion of its pork products.

     The Marine Division uses the trade name Seaboard Marine which is also a registered trademark. Seaboard believes there is significant recognition of the Seaboard Marine trademark in the industry and by many of its customers.

     Part of the sales within the Sugar and Citrus Division are made under the Chango brand in Argentina, where this division operates. Local sales prices benefit from sugar import duties imposed by the Argentine government, which affects the volume of sugar imported to that market.

     Seaboard's  Power  Division  benefits  from  a  tax   exempt
     concession granted by the Dominican Republic government through 2012.

     Patents, trademarks, franchises, licenses and concessions are not material to any of Seaboard's other divisions.

     (v) Seasonal Business

     Profits from processed pork are generally higher in the fall months. Sugar prices in Argentina are generally lower during the typical sugarcane harvest period between June and November. Seaboard's other divisions are not seasonally dependent to any material extent.

     (vi) Practices Relating to Working Capital Items

     There are no unusual industry practices or practices of Seaboard relating to working capital items.

     (vii) Depending on a Single Customer or Few Customers

     Seaboard does not have sales to any one customer equal to 10% or more of consolidated revenues. The Pork division derives approximately ten percent of its revenues from three customers in Japan through one agent. The Power division sells power in the Dominican Republic to a limited number of contract customers and on the spot market accessed primarily by three wholly or partially government-owned distribution companies.

     Seaboard's Produce Division sells nearly all of its processed jalapeno peppers to one customer under a contract expiring in 2006. We do not believe the loss of this customer would have a material adverse effect on Seaboard's consolidated financial position or results of operations. No other division has sales to a few customers which, if lost, would have a material adverse effect on any such segment or on Seaboard taken as a whole.

     (viii) Backlog

     Backlog is not material to Seaboard businesses.

     (ix) Government Contracts

     No material portion of Seaboard business involves government contracts.

     (x) Competitive Conditions

     Competition in Seaboard's Pork Division comes from a variety of national, international and regional producers and processors and is based primarily on product quality, customer service and price. According to recent issues of Successful Farming and Feedstuffs, trade publications, Seaboard ranks as one of the nation's top five pork producers (based on sows in production) and top ten pork processors (based on daily processing capacity).

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

     Seaboard's Power Division is located in the Dominican Republic. Power generated by this segment is sold on the spot market or to contract customers at prices primarily based on market conditions rather than cost-based rates.

     (xi) Research and Development Activities

     Seaboard   does   not  engage  in  material   research   and
     development activities.

     (xii) Environmental Compliance

     Seaboard is subject to numerous Federal, state and local provisions relating to the environment which require the expenditure of funds in the ordinary course of business. Seaboard does not anticipate making expenditures for these purposes, including expenditures with respect to the items disclosed in Item 3, Legal Proceedings, which, in the aggregate would have a material or significant effect on Seaboard's financial condition or results of operations.

     (xiii) Number of Persons Employed by Registrant

     As of December 31, 2004, Seaboard, excluding non-consolidated foreign affiliates, had 9,532 employees, of whom 5,383 were employed in the United States. Approximately 2,000 employees in Seaboard's Pork Division and approximately 10 employees in Seaboard's Produce Division are covered by collective bargaining agreements. Seaboard considers its employee relations to be satisfactory.

(d)  Financial Information about Geographic Areas

The financial information required by Item 1(d) of Form 10-K relating to export sales is incorporated herein by reference to
Note 13 of Seaboard's Consolidated Financial Statements appearing on pages 54 through 58 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Seaboard considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located to be satisfactory, but these foreign operations are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls. To minimize certain of these risks, Seaboard has insured certain investments in its affiliate flour mills in Angola, Haiti, Lesotho, Mozambique, Republic of Congo and Zambia, to the extent available and deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. At the date of this report, Seaboard is not aware of any situations referred to above which could have a material effect on Seaboard's business.

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

The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding electronic filers at www.sec.gov. Seaboard provides access to its most recent Form 10-K, 10-Q and 8-K reports, and any amendments to these reports, on its Internet website, www.seaboardcorp.com, free of charge, as soon as reasonably practicable after those reports are electronically filed with the Commission.

Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information provided at such Internet addresses is intended or deemed to be incorporated herein by reference.

Item 2.  Properties

(1) Pork - Seaboard's Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995. It has a daily double shift capacity to process approximately 16,000 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. The plant is utilized at near capacity throughout the year. Seaboard's hog production operations consist of the breeding and raising of approximately 3.5 million hogs annually at facilities it either owns or leases, or at facilities owned and operated by third parties with whom it has grower contracts. This business owns and operates six centrally located feed mills which have a combined capacity to produce approximately 1,700,000 tons of formulated feed annually used primarily to support Seaboard's existing hog production, and has the capability of supporting additional hog production in the future. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

(2) Commodity Trading and Milling - Seaboard's Commodity Trading and Milling Division owns, in whole or in part, grain-processing operations in 13 countries which have the capacity to mill over 6,000 metric tons of wheat and maize per day. In addition, Seaboard has feed mill capacity of in excess of 112 metric tons per hour to produce formula animal feed. The milling operations located in Angola, Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo,
Sierra Leone, Uganda and Zambia own their facilities; in Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo and Sierra Leone the land the mills are located on is leased under long-term agreements. Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power and European-subsidized wheat and flour exports. Seaboard also owns seven 9,000 metric-ton deadweight dry bulk carriers and "time charters" (the charter of a vessel, whereby the vessel owner is responsible to provide the captain and crew necessary to operate the vessel), under short-term agreements, between seven and twenty-three bulk carrier ocean vessels with deadweights ranging from 8,000 to 60,000 metric tons.

(3) Marine - Seaboard's Marine Division leases a 135,000 square foot warehouse and 70 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations. Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling over 690,000 square feet for cargo storage. Seaboard owns seven ocean cargo vessels with deadweights ranging from 2,813 to 14,545 metric tons and time charters under long-term contracts ranging from one to three years, and short-term agreements, between fifteen and twenty containerized ocean cargo vessels with deadweights ranging from 2,600 to 19,456 metric-tons. In addition, this business also "bareboat charters" (the charter of a vessel, whereby the charterer is responsible for providing the captain and crew necessary to operate the vessel), under long-term lease agreements, three containerized ocean cargo vessels with deadweights ranging from 12,169 to 12,648 metric tons. Seaboard owns or leases an aggregate of approximately 35,000 dry, refrigerated and specialized containers and related equipment.

(4) Sugar and Citrus - Seaboard's Argentine Sugar and Citrus Division owns approximately 46,000 acres of planted sugarcane and approximately 3,000 acres of orange trees. Depending on local harvest and market conditions, this business also purchases third party sugar and citrus for resale. In addition, this division owns a sugar mill with a current capacity to process approximately 180,000 metric tons of sugar per year with plans to increase capacity to approximately 200,000 metric tons for the 2005 harvest. This capacity is sufficient to process all of the cane harvested by this division and certain additional quantities harvested on behalf of the third party farmers in the region. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar produced. This division also owns a juice processing plant and fresh fruit packaging plant with capacity to produce approximately 3,500 tons of concentrated juice and package approximately 300,000 boxes of fresh fruit annually.

(5) Power - Seaboard's Power Division owns two floating electric power generating facilities, consisting of a system of diesel engines mounted onto barge-type vessels, with a combined rated capacity of approximately 112 megawatts, both located on the Ozama River in Santo Domingo, Dominican Republic. The barges historically generated power at near capacity throughout the year as the demand for power in the Dominican Republic exceeds reliable power supply. However, Seaboard curtailed production from time to time throughout 2004 due to non-payment by certain customers. Seaboard operates as an independent power producer and is not involved in the transmission and distribution facilities that deliver the power to the end users.

(6)  Other - Seaboard owns a jalapeno pepper processing plant and
warehouse  in  Honduras,  and  leases  40,000  square   feet   of
refrigerated space and 70,000 square feet of dry space in the Port of Miami for warehousing produce products.

Management  believes  that  Seaboard's  present  facilities   are
adequate and suitable for its current purposes.

Item 3.  Legal Proceedings

Sierra Club Settlement

In order to settle threatened additional litigation with Sierra Club, Seaboard agreed to conduct an investigation to determine if corrective action is required at three farms purchased from PIC located in Kingfisher and Major Counties in Oklahoma according to an agreed upon process. Based on the investigation, it has been determined that two farms do not require any corrective action. The investigation is ongoing at the remaining farm, and it is unknown if any remediation will be required. The costs of conducting the monitoring and the investigation are not material.

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

Seaboard Farms disputes the RCRA Order and the State of Oklahoma's contentions on legal and factual grounds, and advised the EPA that it won't comply with the RCRA Order, as written. Notwithstanding, Seaboard Farms has undertaken an extensive investigation under the RCRA Order, and has had significant discussions with the EPA and the State of Oklahoma, proposing to take a number of corrective actions with respect to the farms in order to attempt to settle the RCRA Order and the Oklahoma Notice of Violation. As a part of those discussions, the EPA and the State of Oklahoma, advised Seaboard Farms that one additional farm in Kingfisher County must be included in any settlement, although neither agency has filed any formal claims with respect to that farm. The EPA recently advised Seaboard Farms that any such settlement must include a civil fine of $1,200,000. Seaboard Farms believes that the EPA has no authority to impose a civil fine, but is attempting to negotiate a settlement. If the matter is not settled, the EPA could bring an action against Seaboard Farms to enforce the RCRA Order, although Seaboard Farms believes it has meritorious defenses to any such action, or the EPA could determine to take no further action. A tentative verbal settlement has been reached with the State of Oklahoma which would require Seaboard Farms to pay a fine of $100,000 and to undertake agreed upon supplemental environmental projects at a cost of $80,000. The settlement is subject to the final terms of the settlement being agreed to and the approval of the Oklahoma Board of Agriculture. Irrespective of the settlement, Seaboard intends to proceed with its proposed corrective actions with respect to the farms.

The farms at issue were previously owned by PIC and PIC is indemnifying Seaboard Farms with respect to the RCRA Order (reserving its right to contest the obligation to do so), pursuant to an indemnification agreement which has a $5 million limit. If the tentative settlement with the State of Oklahoma is agreed to, the estimated cumulative costs which will be expended pursuant to the settlement will total approximately $6.2 million, not including the additional legal costs required to negotiate the settlement and not including any fines which are required by EPA or the fine tentatively agreed to with the State of Oklahoma. If the measures taken pursuant to the settlement are not effective or if certain additional issues arise at the farms after the settlement, other measures with additional costs may be required. PIC has advised Seaboard Farms that it is not responsible for the costs in excess of $5 million. Seaboard Farms disputes PIC's determination of the costs to be included in the calculation. Seaboard Farms believes that the costs to be considered are less than $5 million, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard Farms has agreed to conduct such testing and sampling as a part of the sampling it conducts in the normal course of operations and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard Farms also believes that a more general indemnity agreement would require indemnification of liability in excess of $5 million (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

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

Although  management  believes that EPA's demand  is  beyond  the
Agency's authority pursuant to the CAA and that Seaboard Farms cannot be required to undertake the air monitoring, Seaboard Farms is engaging in discussions with EPA to attempt to reach an agreement that will be satisfactory to EPA. Seaboard Farms has proposed to conduct certain studies to resolve the CAA allegations, which studies are estimated to cost approximately $30,000. No final settlement has been reached with EPA.

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

Name  (Age)               Positions and Offices with Registrant and
                          Affiliates

H. Harry Bresky (79)      Chairman of the Board, President and Chief
                          Executive Officer of Seaboard;
                          Manager of Seaboard Flour LLC

Steven J. Bresky (51)     Senior Vice President, International
                          Operations

Robert L. Steer (45)      Senior Vice President,  Treasurer  and
                          Chief Financial Officer

David M. Becker (43)      Vice President, General  Counsel  and
                          Secretary

Barry E. Gum (38)         Vice President, Finance

James L. Gutsch (51)      Vice President, Engineering

Ralph L. Moss (59)        Vice President, Governmental Affairs

David S. Oswalt (37)      Vice President, Taxation and  Business
                          Development

John A. Virgo (44)        Vice President, Corporate Controller and
                          Chief Accounting Officer

Rodney K. Brenneman (40)  President, Seaboard Farms, Inc.

Edward A. Gonzalez (39)   President, Seaboard Marine Ltd.

Mr. H. Harry Bresky has served as President and Chief Executive Officer of Seaboard since February 2001 and previously as
President of Seaboard from 1967 to 2001. He has served as Manager of Seaboard Flour, LLC (previously Seaboard Flour Corporation) since 2002. Previously he served as President of Seaboard Flour Corporation from 1987 through 2002, and as Treasurer of Seaboard Flour Corporation from 1973 through 2002. Mr. Bresky is the father of Steven J. Bresky.

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

Mr.  Gonzalez  has served as President of Seaboard  Marine,  Ltd.
since January 2005 and previously served as Vice President of Terminal Operations of Seaboard Marine Ltd. from 2000 to 2005 and
Director of Terminal Operations from 1998 to 2000.


                             PART II

Item  5.   Market  for  Registrant's Common  Equity  and  Related
           Stockholder Matters

Seaboard's Board of Directors intends that Seaboard will continue to pay quarterly dividends, with the actual amount of any dividends being dependant upon such factors as Seaboard's financial condition, results of operations and current and anticipated cash needs, including capital requirements. As discussed in Note 8 of the consolidated financial statements appearing on pages 43 through 44 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, Seaboard's ability to declare and pay dividends is subject to limitations imposed by the note agreements referred to there.

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock, may be granted.

Seaboard did not sell any equity securities during the fiscal year covered by this report that were not registered under the Securities Act of 1933.

There were no purchases made by or on behalf of Seaboard or any "affiliated purchaser" (as defined by applicable rules of the Commission) of shares of Seaboard's common stock during the fourth quarter of the fiscal year covered by this report.

In addition to the information provided above, the information required by Item 5 of Form 10-K is incorporated herein by reference to (a) the information under "Stockholder Information - Stock Listing" and (b) the dividends per common share information and market price range per common share information under "Quarterly Financial Data" appearing on pages 59 and 8, respectively, of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

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

Item  7.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

The information required by Item 7 of Form 10-K is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 9 through 24 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  7A.  Quantitative and Qualitative Disclosures About  Market
           Risk

The information required by Item 7A of Form 10-K is incorporated herein by reference to (a) the material under the captions "Derivative Instruments and Hedging Activities" within Note 1 of Seaboard's Consolidated Financial Statements appearing on pages 34 and 35, and (b) to the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 22 through 24 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K is incorporated herein by reference to Seaboard's "Quarterly Financial Data," "Report of Independent Registered Public Accounting Firm," "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Changes in Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" appearing on page 8 and pages 26 through 58 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
           Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of December 31, 2004, Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures, as defined in Exchange Act 15(d) - 15(e). Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial  Reporting
- Information required by Item 9A pursuant to rules 13a-15(f) is incorporated herein by reference to Seaboard's "Management's Report on Internal Control over Financial Reporting" appearing on page 25 of Seaboard's Annual Report to Stockholders furnished to the commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

Item 9B.  Other Information

As discussed in Note 13 to the Consolidated Financial Statements appearing on page 55 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, during the fourth quarter of 2004 Seaboard recorded an impairment in value of its equity investment in a wine business.

On  March  4,  2005  Seaboard adopted  the  Seaboard  Corporation
Retiree Medical Benefit Plan, included as Exhibit 10.10.

On   March 4, 2005,  Seaboard   filed  the  Seaboard  Corporation
Executive Officers' Bonus Policy, included as Exhibit 10.11.

On March 4, 2005, Seaboard amended it Code of Ethics Policy as discussed in Item 10 below.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

We  refer  you  to  the information under the caption  "Executive
Officers of Registrant" appearing immediately following the disclosure in Item 4 of Part I of this report.

Seaboard has adopted a Code of Ethics Policy (the Code) for directors, officers (including our chief executive officer, chief financial officer, chief accounting officer, controller and persons performing similar functions) and employees, which Code was amended and restated effective March 4, 2005. A copy of this Code, as amended, is attached as Exhibit 14 to this Report. The amendment clarified that subsidiaries of Seaboard must adopt a similar policy and made certain other clarifications. Seaboard has posted the Code on its internet website, www.seaboardcorp.com, and intends to disclose any future changes and waivers to the Code by posting such information on that website.

In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under "Item 1: Election of Directors" appearing on page 5 of the 2005 Proxy statement, (b) the disclosure relating to Seaboard's audit committee and "audit committee financial expert" and its director nomination procedures under "Meetings of the Board of Directors and Committees -- Committees of the Board" appearing on pages 6 and 7 of Seaboard's definitive proxy statement filed pursuant to Regulation 14A for the 2005 annual meeting of Stockholders ("2005 Proxy Statement"), and (c) the disclosure relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 under "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 22 of the 2005 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under "Meetings of the Board of Directors and Committees -- Committees of the Board" appearing on pages 6 and 7 of the 2005 Proxy statement, and (b) the disclosure relating to compensation of executive officers under "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 8 through 13 and pages 17 and 18 of the 2005 Proxy Statement.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
            Management

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.

In addition to the information provided above, the information required by Item 12 of Form 10-K is incorporated herein by reference to the disclosure under "Principal Stockholders" and "Share Ownership of Management and Directors" appearing on pages 3 and 4 of the 2005 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The  information required by Item 13 of Form 10-K is incorporated herein  by  reference to "Compensation Committee  Interlocks  and
Insider  Participation" appearing on pages 17 and 18 of the  2005
Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The  information required by Item 14 of Form 10-K is incorporated
herein   by  reference  to  "Item  2   Selection  of  Independent
Auditors"  appearing on pages 18 through 20  of  the  2005  Proxy
Statement.

                             PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

     1. Consolidated financial statements.

        See Index to Consolidated Financial Statements on page F-1.

     2. Consolidated financial statement schedules.

        See Index to Consolidated Financial Statements on page F-1.

     3.Exhibits.

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

       4.14 Seaboard Corporation Credit Agreement dated as of December 3, 2004 ($200,000,000 revolving credit facility expiring on December 2, 2009). The schedules and exhibits to the Credit Agreement have been omitted from this filing, but will be provided supplementally upon request of the Commission.

       10.1* Seaboard Corporation Executive Retirement Plan dated November 5, 2004, amending and restating the Seaboard Corporation Executive Retirement Plan dated January 1, 1997 as amended and restated February 28, 2001. The addendums to the Executive Retirement Plan have been omitted from the filing, but will be provided supplementally upon request of the Commission. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-Q for the quarter ended October 2, 2004.

       10.2*  Seaboard Corporation Supplemental Executive
              Benefit Plan as Amended and Restated. Incorporated herein by reference to Exhibit 10.2 of Seaboard's Form 10-K for fiscal year ended December 31, 2000.

       10.3*  Seaboard Corporation Supplemental Executive
              Retirement Plan for H. Harry Bresky dated
              March 21, 1995.  Incorporated herein by reference to
              Exhibit 10.3 of Seaboard's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

       10.4*  Seaboard Corporation Executive Deferred
              Compensation Plan dated January 1, 1999. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-Q for the quarter ended March 31, 1999.

       10.5*  Seaboard Corporation Executive Retirement Plan
              Trust dated November 5, 2004 between Seaboard
              Corporation and Robert L. Steer as trustee.
              Incorporated herein by reference to Exhibit 10.2 of Seaboard's Form 10-Q for the quarter ended October 2, 2004.

       10.6*  Seaboard Corporation Investment Option Plan dated
              December 18, 2000.  Incorporated herein by reference to
              Exhibit 10.7 of Seaboard's Form 10-K for fiscal year ended December 31, 2000.

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

       10.10* Seaboard Corporation Retiree Medical Benefit Plan
              dated March 4, 2005.  The exhibit to the Retiree
              Medical Benefit Plan has   been omitted from this
              filing, but will be provided supplementally upon request of the Commission.

       10.11* Seaboard Corporation Executive Officers' Bonus
              Policy.

       13 Sections of Annual Report to security holders specifically incorporated herein by reference herein.

       14     Code of Ethics Policy as amended as of March 4, 2005.

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

(b)  Exhibits.

See exhibits identified above under Item 15(a)3.

(c)  Financial Statement Schedules.

See financial statement schedules identified above under Item
15(a)2.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Seaboard has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SEABOARD CORPORATION

By    /s/H. H. Bresky                      By    /s/Robert L. Steer
      H. H. Bresky, President and Chief          Robert L. Steer, Senior Vice
      Executive Officer                          President, Treasurer and
      (principal executive officer)              Chief Financial Officer
                                                 (principal financial officer)

Date: March 4, 2005                        Date: March 4, 2005



By    /s/John A. Virgo
      John A. Virgo, Vice President,
      Corporate Controller and Chief
      Accounting Officer
      (principal accounting officer)

Date: March 4, 2005



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

By    /s/H. H. Bresky                      By    /s/Kevin M. Kennedy
      H. H. Bresky, Director and Chairman        Kevin M. Kennedy, Director
      of the Board

Date: March 4, 2005                        Date: March 4, 2005



By    /s/David A. Adamsen                  By    /s/Joseph E. Rodrigues
      David A. Adamsen, Director                 Joseph E. Rodrigues, Director

Date: March 4, 2005                        Date: March 4, 2005



By    /s/Douglas W. Baena
      Douglas W. Baena, Director

Date: March 4, 2005

              SEABOARD CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedule

                      Financial Statements


                                                               Stockholders'
                                                            Annual Report Page

Report of Independent Registered Public Accounting Firm             26

Consolidated Balance Sheets as of December 31, 2004
 and December 31, 2003                                              28

Consolidated Statements of Earnings for the years
 ended December 31, 2004, December 31, 2003 and
 December 31, 2002                                                  29

Consolidated Statements of Changes in Equity for the
 years ended December 31, 2004, December 31, 2003 and
 December 31, 2002                                                  30

Consolidated Statements of Cash Flows for the years
 ended December 31, 2004, December 31, 2003 and
 December 31, 2002                                                  31

Notes to Consolidated Financial Statements                          32

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

II - Valuation and Qualifying Accounts for the years ended
     December 31, 2004, 2003 and 2002                              F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Seaboard Corporation:

Under date of March 4, 2005, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the December 31, 2004 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report dated March 4, 2005 contains an explanatory paragraph that states that the Company adopted Statement of Financial Standards No. 143, "Accounting for Asset Retirement Obligations," and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and changed its method of accounting for costs expected to be incurred during regularly scheduled drydocking of vessels from the accrual method to the direct-expense method in 2003.



                                   KPMG LLP

Kansas City, Missouri
March 4, 2005

                                                      Schedule II
              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)



                                      Balance at        Provision   Net deductions   Accounting    Balance at
                                   beginning of year       (1)           (2)         changes (3)  end of year
Year ended December 31, 2004:

  Allowance for doubtful accounts      $23,359            2,463        (11,298)             -       $14,524

Year ended December 31, 2003:

  Allowance for doubtful accounts      $16,178            8,473         (1,292)             -       $23,359

  Drydock accrual                      $ 6,393                -              -         (6,393)      $     -

Year ended December 31, 2002:

  Allowance for doubtful accounts      $20,571               62         (4,455)             -       $16,178

  Drydock accrual                      $ 6,052            3,709         (3,368)             -       $ 6,393


(1) The allowance for doubtful accounts provision is charged to selling, general and administrative expenses. Through December
31, 2002, the provision for drydock was charged to cost of sales.

(2)  Includes   write-offs  net  of  recoveries  and   currency
translation adjustments.

(3) Effective January 1, 2003, Seaboard changed its method of accounting for drydock maintenance costs from the accrue-in-
advance method to the direct-expense method. As a result, Seaboard reversed its allowance for drydock accrual as a cumulative effect of a change in accounting principle.