Form 10-Q
period 2005-04-02
SEABOARD CORP /DE/
filed 2005-05-04
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 2, 2005

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

       There were 1,255,053.90 shares of common stock, $1.00 par value per share, outstanding on April 25, 2005.


                                   Total pages in filing - 20 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              SEABOARD CORPORATION AND SUBSIDIARIES
                              Condensed Consolidated Balance Sheets
                                       (Thousands of dollars)
                                            (Unaudited)

                                                      April 2,     December 31,
                                                        2005           2004
Assets
Current assets:
   Cash and cash equivalents                       $   28,218       $   14,620
   Short-term investments                             192,761          119,259
   Receivables, net                                   259,462          246,129
   Inventories                                        296,826          301,049
   Deferred income taxes                               15,540           14,341
   Other current assets                                46,971           48,040
Total current assets                                  839,778          743,438
Investments in and advances to foreign affiliates      37,551           38,001
Net property, plant and equipment                     602,100          603,382
Other assets                                           45,741           51,873
Total assets                                       $1,525,170       $1,436,694

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                          $    3,041       $    1,789
   Current maturities of long-term debt                61,036           60,756
   Accounts payable                                    80,630           83,506
   Other current liabilities                          184,766          162,855
Total current liabilities                             329,473          308,906
Long-term debt, less current maturities               259,570          262,544
Deferred income taxes                                 125,116          125,559
Other liabilities                                      46,525           44,865
Total non-current and deferred liabilities            431,211          432,968
Minority and other noncontrolling interests             2,066            2,138
Stockholders' equity:
  Common stock of $1 par value,
   Authorized 4,000,000 shares;
   issued and outstanding 1,255,054 shares              1,255            1,255
  Accumulated other comprehensive loss                (51,739)         (53,741)
  Retained earnings                                   812,904          745,168
Total stockholders' equity                            762,420          692,682
Total liabilities and stockholders' equity         $1,525,170       $1,436,694

              See notes to condensed consolidated financial statements.

                       SEABOARD CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Earnings
                  (Thousands of dollars except per share amounts)
                                 (Unaudited)

                                                         Three Months Ended
                                                      April 2,        April 3,
                                                        2005            2004
Net sales:
   Products                                        $  543,263      $  478,067
   Services                                           155,281         122,081
   Other                                               14,783          15,527
Total net sales                                       713,327         615,675
Cost of sales and operating expenses:
   Products                                           454,407         432,461
   Services                                           117,375          98,363
   Other                                               12,984          11,279
Total cost of sales and operating expenses            584,766         542,103
Gross income                                          128,561          73,572
Selling, general and administrative expenses           31,481          30,810
Operating income                                       97,080          42,762
Other income (expense):
   Interest expense                                    (5,993)         (7,739)
   Interest income                                      3,504           1,755
   Loss from foreign affiliates                          (521)           (137)
   Minority and other noncontrolling interests           (432)            (82)
   Foreign currency gain (loss), net                      682          (1,661)
   Miscellaneous, net                                   3,007           2,340
Total other income (expense), net                         247          (5,524)
Earnings before income taxes                           97,327          37,238
Income tax expense                                    (28,650)         (9,861)
Net earnings                                       $   68,677      $   27,377

Earnings per common share                          $    54.72      $    21.81
Dividends declared per common share                $     0.75      $     0.75
Average number of shares outstanding                1,255,054       1,255,054

               See notes to condensed consolidated financial statements.

                          SEABOARD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows
                                   (Thousands of dollars)
                                        (Unaudited)

                                                           Three Months Ended
                                                           April 2,   April 3,
                                                             2005       2004

Cash flows from operating activities:
   Net earnings                                          $  68,677   $  27,377
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                        15,414      16,356
       Loss from foreign affiliates                            521         137
       Foreign currency exchange gains                          (8)       (435)
       Deferred income taxes                                (1,691)      8,262
   Changes in current assets and liabilities:
        Receivables, net of allowance                       (9,701)    (26,386)
        Inventories                                          4,286     (27,228)
        Other current assets                                   431     (16,081)
        Current liabilities exclusive of debt               21,002      40,068
   Other, net                                                  707       1,272
Net cash from operating activities                          99,638      23,342
Cash flows from investing activities:
   Purchase of short-term investments                     (175,381)    (33,499)
   Proceeds from the sale or maturity of short-term
    investments                                            101,879       1,217
   Investments in and advances to foreign affiliates, net    1,557          80
   Capital expenditures                                    (13,869)     (6,347)
   Other, net                                                2,561          80
Net cash from investing activities                         (83,253)    (38,469)
Cash flows from financing activities:
   Notes payable to banks, net                               1,252      (1,966)
   Principal payments of long-term debt                     (2,768)     (2,424)
   Dividends paid                                             (941)       (941)
   Other, net                                                 (401)          -
Net cash from financing activities                          (2,858)     (5,331)
Effect of exchange rate change on cash                          71         746
Net change in cash and cash equivalents                     13,598     (19,712)
Cash and cash equivalents at beginning of year              14,620      37,377
Cash and cash equivalents at end of period               $  28,218   $  17,665

              See notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries ("Seaboard"). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard's investments in non-controlled affiliates are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2004 as filed in its Annual Report on Form 10-K. Seaboard's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard's year-end is December 31.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Derivative Instruments

As of January 1, 2005, Seaboard discontinued accounting for its foreign currency exchange agreements as hedges for all new agreements entered into by the commodity trading business. In addition, as of
January 1, 2005, Seaboard de-designated all prior outstanding hedges with a value of $5,558,000, effectively fixing the asset resulting from the mark-to-market gain on the firm sales commitment recorded in other current assets on the Consolidated Balance Sheets as of December 31, 2004, until such time as the firm sales commitments mature through March 2006. Beginning January 1, 2005, the mark-to-market changes in the foreign exchange agreements were no longer offset with the mark-to-
market  changes  of the underlying firm sales commitment.   The  asset
value as of April 2, 2005 related to those remaining open firm sales commitments totaled $2,942,000. Although management still believes all of these instruments effectively manage market risks, the growth of Seaboard's commodity trading business increased the ongoing costs to maintain the extensive record-keeping requirements to qualify these instruments as hedges for accounting purposes.

Seaboard's interest rate exchange agreements do not qualify as hedges for accounting purposes. During the first quarter of 2005 Seaboard recorded a gain of $2,978,000 compared to a loss of $2,743,000 during 2004 related to these agreements. The gain and loss are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of interest paid or received. These amounts include net payments of $1,689,000 and $2,212,000 during 2005 and 2004, respectively, resulting from the difference between the fixed rate paid and variable rate received on these agreements.

Seaboard's market risk exposure related to its derivative instruments has not changed materially since December 31, 2004.

Asset Retirement Obligations

Seaboard has recorded a long-lived asset and related liability for asset retirement obligation costs associated with the closure of the hog lagoons it is legally obligated to close. The following table shows the changes in the asset retirement obligation during the first quarter of each year.

                                                  Three Months Ended
                                                  April 2,   April 3,
Thousands of dollars                                2005       2004

Beginning balance                                  $6,266    $6,086
Accretion expense                                     116       113
Liability for additional lagoons placed in service      -       134
Ending balance                                     $6,382    $6,333

New Accounting Standards

On December 21, 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the earnings repatriation provision on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Additionally, FSP 109-2 provides guidance regarding the required disclosures surrounding a company's reinvestment or repatriation of foreign earnings. See Note 3 for further discussion.

Note 2 - Inventories

The following is a summary of inventories at April 2, 2005 and December 31, 2004:

                                                         April 2,  December 31,
(Thousands of dollars)                                     2005       2004
At lower of LIFO cost or market:
      Live hogs & materials                             $139,964     $141,126
      Dressed pork & materials                            25,331       20,334
                                                         165,295      161,460
      LIFO allowance                                       1,799          461
              Total inventories at lower of LIFO cost
               or market                                 167,094      161,921
At lower of FIFO cost or market:
      Grain, flour and feed                               90,735       98,699
      Sugar produced & in process                         17,936       20,006
      Other                                               21,061       20,423
              Total inventories at lower of FIFO cost
               or market                                 129,732      139,128
               Total inventories                        $296,826     $301,049


Note 3 - Income Taxes

During the fourth quarter of 2004, President Bush signed into law H.R. 4520, the American Jobs Creation Act ("Act"). The Act is a significant and complicated reform of U.S. income tax law. Management is currently reviewing the new law to determine the impact on Seaboard. The Act contains several provisions which will be favorable for Seaboard. Of particular note, the Act repeals the prior law treatment of shipping income as a component of subpart F income. This change could allow Seaboard to avoid current U.S. taxation on its post-2004 shipping income and could have a material impact on Seaboard's future effective tax rate and cash tax payments. However, due to ambiguity with the application of Treasury Department Regulations, in the first quarter of 2005 Seaboard has accrued $7.5 million of tax expense on shipping income that could ultimately be treated as non-taxable if the ambiguity is favorably resolved.

The Act would also allow Seaboard a one-time election to repatriate permanently invested foreign earnings at a 5.25% effective U.S. income tax rate rather than the statutory 35% rate, if certain domestic reinvestment requirements are met. Management is currently evaluating this provision of the Act and expects to complete its evaluation by the fourth quarter of 2005. Seaboard's decision to utilize this provision includes its ability to economically borrow at the foreign subsidiary level to allow for the payment of a qualifying dividend. Because Seaboard's borrowing capacity at this level is unknown, the range of potential dividend amounts and corresponding taxes cannot be reasonably estimated at this time. As of April 2, 2005, no provision has been made in the accounts for Federal income taxes which would be payable if the undistributed earnings of certain foreign subsidiaries were distributed to Seaboard Corporation since management has currently determined that the earnings are permanently invested in these foreign operations. Should such accumulated earnings be distributed, the resulting Federal income taxes applicable to earnings through April 2, 2005 would have amounted to approximately $79,000,000, assuming a 35% federal income tax rate.

Seaboard is regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Among current audits, the IRS is examining Seaboard's federal income tax returns for 2000 through 2002 and is evaluating certain of Seaboard's tax positions for the years under examination. Management believes that its tax positions comply with applicable tax law and that it has adequately provided for any reasonably foreseeable outcome of the matters. Accordingly, Seaboard does not anticipate any material negative earnings impact from their ultimate resolution. If a favorable outcome is reached, Seaboard will record the earnings impact at the time of resolution.

Note 4 - Employee Benefits

Seaboard maintains a defined benefit pension plan (the Plan) for its domestic salaried and clerical employees. While Seaboard's policy has historically been to provide funding to the Plan in order to meet the minimum funding standards to avoid the Pension Benefit Guaranty
Corporation variable rate premiums established by the Employee Retirement Income Security Act of 1974, Seaboard made a special contribution equal to the maximum deductible amount in the fourth quarter of 2004 resulting in an over-funding of the Plan. As a result, management does not expect to make any contributions to the Plan during 2005. Additionally, Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management currently has no plans to provide funding for these supplemental plans.

The net periodic benefit cost of these plans was as follows:

                                                   Three months ended
                                                   April 2,   April 3,
(Thousands of dollars)                               2005       2004

Components of net periodic benefit cost:
 Service cost                                     $   906    $    872
 Interest cost                                      1,107         974
 Expected return on plan assets                    (1,135)       (792)
 Amortization and other                               297         213
 Net periodic benefit cost                        $ 1,175    $  1,267

Note 5 - Commitments and Contingencies

Seaboard reached an agreement in 2002 to settle litigation brought by the Sierra Club. Under the terms of the settlement, Seaboard conducted an investigation at three farms. Based on the investigation, it has been determined that two farms do not require any corrective action. The investigation is ongoing at the remaining farm, and Seaboard will potentially be required to take remedial actions at the farm if conditions so warrant. The costs of conducting the monitoring and the investigation are not material.

Seaboard is subject to regulatory actions and an investigation by the United States Environmental Protection Agency (EPA) and the State of Oklahoma. One such action involves five properties utilized in
Seaboard's hog production operations which were purchased from PIC International Group, Inc. (PIC). Seaboard has undertaken an extensive investigation, and has had significant discussions with the EPA and the State of Oklahoma, proposing to undertake continued monitoring and take a number of corrective actions with respect to the farms, and one additional farm, in order to attempt to settle the action. EPA, Seaboard and PIC have also engaged in settlement negotiations regarding civil penalty. Originally, EPA stated that any settlement must include a civil fine of $1,200,000, but EPA has since reduced the amount of its demand for a civil penalty to $345,000. Seaboard believes that the EPA has no authority to impose a civil fine, but settlement discussions are continuing. If the matter is not settled, the EPA could bring an action against Seaboard, although Seaboard believes it has meritorious defenses to any such action, or the EPA could determine to take no further action.

A tentative verbal settlement has been reached with the State of Oklahoma to resolve the State's notice of violation regarding the same farms and allegations of violations of State law based on the same facts as those alleged by EPA. The settlement with the State of Oklahoma would require Seaboard Farms to pay a fine of $100,000 and to undertake agreed upon supplemental environmental projects at a cost of $80,000. The settlement is subject to the final terms of the settlement being agreed to and the approval of the Oklahoma Board of Agriculture. Irrespective of the settlement, Seaboard intends to proceed with its proposed corrective actions with respect to the farms.

PIC is indemnifying Seaboard with respect to the action pursuant to an indemnification agreement which has a $5 million limit. To date, the $5 million limit has not been exceeded. If the tentative settlement with the State of Oklahoma is agreed to, the estimated cumulative costs which will be expended will total approximately $6.9 million, not including the additional legal costs required to negotiate the settlement or the penalties demanded by EPA and tentatively agreed to with the State of Oklahoma. If the measures taken pursuant to the settlement are not effective, other measures with additional costs may be required. PIC has advised Seaboard that it is not responsible for the costs in excess of $5 million. Seaboard disputes PIC's determination of the costs to be included in the calculation to determine whether the $5 million limit will be exceeded and believes that the costs to be considered are less than $5 million, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard has agreed to conduct such testing and sampling as a part of the sampling it conducts in the normal course of operations and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard also believes that a more general indemnity agreement would require indemnification of liability in excess of $5 million (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

Seaboard is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements.

From time to time bills have been introduced in the United States Senate and House of Representatives which included provisions to prohibit meat packers, such as Seaboard, from owning or controlling livestock intended for slaughter. Such bills could have prohibited Seaboard from owning or controlling hogs, and thus would have required divestiture of our operations, or otherwise a restructuring of the ownership and operation. In April of 2005, such a bill was again introduced in the Senate, although Seaboard does not expect any such action to be passed in 2005.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. The following table sets forth the terms of guarantees as of April 2, 2005.

Guarantee beneficiary                    Maximum exposure       Maturity

Foreign non-consolidated affiliate grain     $1,000,000       Annual renewal
  processor - Uganda

Foreign non-consolidated affiliate food      $  400,000        August 2005
  product distributor - Ecuador

Various hog contract growers                 $1,532,000       Annual renewal

Seaboard guaranteed a bank borrowing for a subsidiary of a foreign affiliate grain processor in Kenya, Unga Holdings Limited (Unga), a nonconsolidated milling affiliate, to facilitate bank financing used for the rehabilitation and expansion of a milling facility in Uganda. This guarantee was a part of the original purchase agreement with Unga when Seaboard first invested in this company in 2000. The guarantee can be drawn upon in the event of non-payment of a bank borrowing by Unga. While the guarantee may be cancelled by Seaboard annually, the bank has the right to draw on the guarantee in the event it is advised that the guarantee will be cancelled. The guarantee renews annually until the debt expires in 2007. Unga Holdings has provided a reciprocal guarantee to Seaboard. As of April 2, 2005, $760,000 of borrowings was outstanding related to this guarantee.

The non-consolidated affiliate food product distributor in Ecuador purchases certain products from a U.S. domiciled vendor. Seaboard has guaranteed the payments for these purchases in order to secure normal credit terms for this affiliate.

Seaboard has guaranteed a portion of the bank debt for certain farmers, which debt proceeds were used to construct facilities to raise hogs for Seaboard's Pork division. The guarantees enabled the farmers to obtain favorable financing terms. These bank guarantees renew annually until the underlying debt is fully repaid in 2013-2014. The maximum exposure to Seaboard from these guarantees is $1,532,000.

Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considered the likelihood of loss to be remote.

As of April 2, 2005, Seaboard had outstanding $53,460,000 of letters of credit (LCs) with various banks that reduced Seaboard's borrowing capacity under its committed credit facilities. Included in this amount are LCs totaling $42,688,000 which support the Industrial Development Revenue Bonds included as long-term debt and $10,373,000 of LCs related to insurances coverages.

Note  6  -  Stockholders' Equity and Accumulated  Other  Comprehensive
            Income (Loss)

In conjunction with a 2002 transaction (the Transaction) between Seaboard and its parent company, Seaboard Flour LLC (the Parent Company), whereby Seaboard effectively repurchased shares of its common stock owned by the Parent Company in return for repayment of all indebtedness owed by the Parent Company to Seaboard, the Parent Company also transferred to Seaboard rights to receive possible future cash payments from a subsidiary of the Parent Company and the benefit of other assets owned by that subsidiary. Seaboard also received tax net operating losses ("NOLs") which may allow Seaboard to reduce the amount of future income taxes it otherwise would pay. To the extent Seaboard receives cash payments in the future as a result of the transferred rights or reduces its federal income taxes payable by utilizing the NOLs, Seaboard will issue to the Parent Company new shares of common stock with a value equal to the cash received and/or the NOL utilized. For these purposes, the value of the common stock issued will be equal to the ten day rolling average closing price, determined as of the twentieth day prior to the issue date. The maximum number of shares of common stock which may be issued to the Parent Company under the Transaction is capped at 232,414.85, the number of shares which were originally purchased from the Parent Company. As of April 2, 2005, Seaboard had not received any cash payments from the subsidiary of its Parent Company and had not filed a tax return utilizing any NOLs. The right to receive such payments expires September 17, 2007. If on September 17, 2007 there are remaining NOLs that have not been used, then Seaboard is to issue shares based on the present value of such NOLs projected to be used in the future.

As noted above, Seaboard has available NOLs from the Parent Company totaling $23,764,000. These NOLs may be utilized in Seaboard's 2004 tax return pending finalization of the audits of Seaboard's prior years' income tax returns currently being conducted by the Internal Revenue Service as discussed in Note 3. If these NOLs are not utilized in the 2004 tax return, they will be carried forward. If these NOLs are utilized in the 2004 tax return (anticipated to be filed September 15, 2005) or in subsequent tax returns, generating a tax benefit of $8,317,000, Seaboard will issue additional shares of its common stock to the Parent Company for the tax benefit received in accordance with the terms of the Transaction, as described above.

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                                          Three Months Ended
                                                         April 2,    April 3,
(Thousands of dollars)                                     2005        2004

Net earnings                                             $68,677     $27,377
Other comprehensive income (loss)
  net of applicable taxes:
    Foreign currency translation adjustment                1,723       2,244
    Unrealized gains on investments                          174          90
    Unrealized gains (losses) on cash flow hedges            155         (52)
    Amortization of deferred gain on interest rate swaps     (50)        (50)

Total comprehensive income                               $70,679     $29,609

The components of and changes in accumulated other comprehensive loss for the three months ended April 2, 2005 are as follows:

                                             Balance                   Balance
                                           December 31,    Period      April 2,
(Thousands of dollars)                        2004         Change        2005

Foreign currency translation adjustment     $(53,986)      $1,723     $(52,263)
Unrealized gain on investments                   257          174          431
Unrecognized pension cost                       (375)           -         (375)
Net unrealized loss on cash flow hedges         (188)         155          (33)
Deferred gain on interest rate swaps             551          (50)         501

Accumulated other comprehensive loss        $(53,741)      $2,002     $(51,739)

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.

Note 7 - Segment Information

As a result of sustained losses from an investment in a Bulgarian wine business (the Business) and recognition in 2004 of a decline in value considered other than temporary, Seaboard's common stock investment and subordinated debt in the Business were reduced to zero. During 2005, Seaboard began applying losses from the Business against its remaining investment in preferred stock, based on the change in Seaboard's claim on the Business' book value. As a result, Seaboard increased its share of losses to 100%. In February 2005, the Board of Directors of the Business, and the majority of the owners of the Business, including Seaboard, agreed to pursue the sale of the entire Business or all of its assets. Based on current negotiations to sell a substantial portion of the Business and all related wine labels, and other information on the fair value for the sale of all other assets of this Business, management believes the remaining carrying value of its investment at the time of disposition will be recoverable from sales proceeds. However, the business will be negotiating for a line of credit needed by the end of the second quarter to support inventory purchases for the fall 2005 vintage. Without the line of credit, the Business will not be able to secure the purchase of an adequate quantity of grapes to support consistent production for the next vintage. As a result, this could cause a reduction in the value of the Business and thus result in a decline in value considered other than temporary in its investment in the Business as a charge to losses from foreign affiliates in the All Other segment during the second quarter of 2005. As of April 2, 2005, the carrying value of
Seaboard's investments in and advances to this business total $7,679,000, including $3,832,000 of foreign currency translation gains recorded in other comprehensive income from this business which will be recognized in earnings upon completion of the sale. The investment and losses from the Business are included in the All Other segment.

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

Sales to External Customers:

                                          Three Months Ended
                                        April 2,      April 3,
(Thousands of dollars)                    2005          2004

Pork                                $  242,436      $  211,722
Commodity Trading and Milling          286,148         256,676
Marine                                 148,335         110,918
Sugar and Citrus                        14,307          13,719
Power                                   14,783          15,527
All Other                                7,318           7,113
   Segment/Consolidated Totals      $  713,327      $  615,675


Operating Income:
                                          Three Months Ended
                                        April 2,      April 3,
(Thousands of dollars)                    2005          2004

Pork                                $   49,641      $   21,334
Commodity Trading and Milling           19,820           8,713
Marine                                  22,485           7,417
Sugar and Citrus                         2,972           3,558
Power                                      995           1,525
All Other                                  558             525
   Segment Totals                       96,471          43,072
Corporate Items                            609            (310)
   Consolidated Totals              $   97,080      $   42,762


Income (Loss) from Foreign Affiliates:

                                          Three Months Ended
                                        April 2,      April 3,
(Thousands of dollars)                    2005          2004

Commodity Trading and Milling       $    2,112      $      667
Sugar and Citrus                           198               1
All Other                               (2,831)           (805)
   Segment/Consolidated Totals      $     (521)     $     (137)


Investments in and Advances to Foreign
  Affiliates:
                                        April 2,     December 31,
(Thousands of dollars)                    2005          2004

Commodity Trading and Milling       $   27,660      $   26,762
Sugar and Citrus                         2,212           2,050
All Other                                7,679           9,189
   Segment/Consolidated Totals      $   37,551      $   38,001

Total Assets:
                                        April 2,     December 31,
(Thousands of dollars)                    2005          2004

Pork                                $  652,817      $  655,551
Commodity Trading and Milling          281,615         278,324
Marine                                 169,354         138,238
Sugar and Citrus                        92,239          90,035
Power                                   86,493          77,978
All Other                               11,523          13,924
   Segment Totals                    1,294,041       1,254,050
Corporate Items                        231,129         182,644
   Consolidated Totals              $1,525,170      $1,436,694


Administrative services provided by the corporate office are primarily allocated to the individual segments based on the size and nature of their operations. Corporate assets include short-term investments, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating income (loss) represents certain operating items not specifically allocated to individual segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments increased $87.1 million from December 31, 2004 reflecting the cash generated from operations. Cash from operating activities totaled $99.6 million during the first quarter of 2005, of which $13.9 million was used for capital expenditures and $2.8 million was used to pay scheduled maturities on long-term debt. Cash from 2005 operating activities increased over the 2004 three month period primarily reflecting the increased earnings of the Pork, Commodity Trading and Milling, and Marine segments without corresponding increases in working capital needs as experienced in the prior year.

Capital Expenditures and Other Investing Activities

Seaboard invested $13.9 million in property, plant and equipment for the three months ended April 2, 2005, of which $1.7 million was expended in the Pork segment, $7.8 million in the Marine segment, $3.5 million in the Sugar and Citrus segment and $0.9 million in the remaining businesses. The 2005 capital expenditures for the Marine segment include $2.1 million for the purchase of a previously chartered containerized cargo vessel with the remainder primarily spent on cargo carrying equipment. In the Sugar and Citrus segment, the capital expenditures were primarily used for mill expansion, plantation development and harvesting equipment. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades. Additionally, during the second quarter of 2005, Seaboard intends to spend approximately $9.9 million to purchase a used bulk vessel for the Commodity Trading and Milling segment, and has spent $2.1 million to purchase a crane for the Marine segment. As of April 2, 2005, excluding the bulk vessel and crane, for the remainder of 2005 management has budgeted additional capital expenditures totaling $31.0 million, including $9.7 million for the Pork segment, $8.1 million for the Commodity Trading and Milling segment, $5.4 million in the Marine segment, $5.9 million in the Sugar and Citrus segment and $2.0 million for all other businesses. These budgeted expenditures are primarily of a normal recurring nature and include replacements of equipment and general facility upgrades and improvements. Management anticipates financing these capital expenditures from internally generated cash, the use of available short-term investments or existing short-term borrowing capacity.

During the fourth quarter of 2004, Seaboard placed $716,000 in escrow representing a partial payment for what will be a $3,383,000, or 12.9% total investment in an electricity generating company in the Dominican Republic. The remaining portion of the investment will be made as soon as the local government, regulatory, shareholder and banking approvals are received.

Financing Activities and Debt

As of April 2, 2005, Seaboard had short-term committed lines of credit totaling $115.0 million, a $200.0 million five-year committed credit facility, and uncommitted lines totaling $29.8 million. The borrowings outstanding as of April 2, 2005 of $3.0 million were under uncommitted lines. Outstanding standby letters of credit totaling $53.5 million reduced Seaboard's borrowing capacity under its committed credit lines, primarily representing $42.7 million for Seaboard's outstanding Industrial Development Revenue Bonds and $10.4 million related to insurance coverages. The short-term committed lines include a $95.0 million subsidiary credit facility for use by the Commodity Trading and Milling segment which has been extended through June 15, 2005, and a $20.0 million committed line that was allowed to expire on April 30, 2005. It's management's intention to further extend the subsidiary line, subject to finalization of the borrowing capacity and other terms and conditions.

In addition to funding Seaboard's planned capital expenditures as discussed above, Seaboard's remaining 2005 scheduled long-term debt maturities total $58.0 million. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate to make these scheduled debt payments and support existing operations during fiscal 2005. While management does periodically review various alternatives for future financings to provide additional liquidity for future operating plans, and intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, management currently has no plans to pursue other financing alternatives at this time.

See Note 5 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales increased to $713.3 million for the first quarter of 2005 compared to $615.7 million during the first quarter of 2004. The increase in net sales was primarily the result of higher market prices for pork products, higher volumes sold by the commodity trading business, and improved average rates and volumes for marine cargo service. Operating income increased to $97.1 million in 2005 compared to $42.8 million during the first quarter of 2004. The factors resulting in increased sales were also the primary reasons for higher operating income for the quarter.

Pork Segment

                                             Three Months Ended
                                          April 2,        April 3,
(Dollars in millions)                       2005            2004

Net sales                                  $242.4          $211.7
Operating income                           $ 49.6          $ 21.3

Net sales for the Pork segment increased $30.7 million in the first quarter of 2005 compared to the first quarter of 2004 primarily reflecting the higher domestic and international market prices for pork products. Sales prices generally increased throughout 2004 and have remained strong through the first quarter of 2005. The demand for pork products remained strong, especially in the international markets, as a result of higher prices for competing proteins, favorable export conditions and a weakened U.S. dollar.

Operating income for the Pork segment increased $28.3 million in the first quarter of 2005 compared to the first quarter of 2004 as a result of the higher sales prices discussed above and lower feed costs. In addition, Seaboard processed a higher percentage of Seaboard-raised hogs which cost less than third party hogs. These improvements were partially offset by an increase in cost of third party hogs. Management is unable to predict future market prices for pork products, feed costs and third party hogs, or for how long the overall market conditions will continue to be favorable, but expects the favorable conditions to continue through the first half of 2005.

Commodity Trading and Milling Segment

                                             Three Months Ended
                                          April 2,        April 3,
(Dollars in millions)                       2005            2004

Net sales                                  $286.1          $256.7
Operating income                           $ 19.8          $  8.7
Income from foreign affiliates             $  2.1          $  0.7

Net sales for the Commodity Trading and Milling segment increased $29.4 million in the first quarter of 2005 compared to the first quarter of 2004, primarily reflecting increased trading volumes in existing markets and certain new markets to third parties, primarily for wheat and soybean meal. This increase was partially offset by lower commodity prices compared to 2004. During the first half of 2004, world-wide commodity prices increased significantly before declining in the latter half of the year.

Operating income for this segment increased $11.1 million in the first quarter of 2005 compared to the first quarter of 2004. During the first quarter of 2005 operating income increased $8.5 million compared to the first quarter of 2004 for derivative gains as discussed below. The increase also reflects higher third party sales volumes in the trading business, improved margins on sales to certain affiliates, and improved operations for certain milling locations. These improvements were partially offset by higher 2005 selling, general and administrative costs, reflecting growth of the business and higher bad debt expenses. However, future margins may be impacted by fluctuating freight rates. Due to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income, excluding the potential effects of derivative gains or losses, to continue in 2005.

Had Seaboard applied hedge accounting to its derivative instruments, operating income would have been lower by $9.8 million in the first quarter of 2005 and $1.3 million in the first quarter of 2004. While management believes its foreign exchange contracts and commodity futures and options are economic hedges of its firm purchase and sales contracts, Seaboard does not perform the extensive record-keeping required to account for either type of derivative as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As a result, operating income for the first quarter of 2005 includes commodity derivative gains of $6.5 million compared to gains of $1.3 million in 2004 related to these mark-to-market adjustments. In addition, operating income for the first quarter of 2005 includes gains from foreign exchange derivative contracts of $3.3 million. During 2004, the foreign exchange contracts were accounted for as hedges. Seaboard's market risk exposure related to its derivative instruments has not changed materially since December 31, 2004.

Income from foreign affiliates in the first quarter of 2005 improved $1.4 million from 2004 primarily reflecting improved operating results from certain milling operations generally as a result of improved local market conditions. Based on current political and economic situations in the countries in which the flour and feed mills operate, management cannot predict whether the foreign affiliates will remain profitable for the remainder of 2005.

Marine Segment

                                             Three Months Ended
                                          April 2,        April 3,
(Dollars in millions)                       2005            2004

Net sales                                  $148.3          $110.9
Operating income                           $ 22.5          $  7.4

Net sales for the Marine segment increased $37.4 million in the first quarter of 2005 compared to the first quarter of 2004 reflecting higher average cargo rates and higher cargo volumes. Average cargo rates increased over 2004 reflecting improved market conditions, especially in the Venezuelan market, allowing prices to respond to higher operating costs, particularly fuel and charter hire expenses, and better cargo mixes in certain markets. The volumes and average rates for the Venezuelan market in the first quarter of 2005 increased over the first quarter of 2004 as that economy improved throughout
2004 and into 2005. Management cannot predict whether rates will continue to increase in an amount sufficient to cover increasing charter hire and bunker expenses.

Operating income for the Marine segment increased $15.1 million in the first quarter of 2005 compared to the first quarter of 2004, primarily reflecting the increased rates and volumes discussed above. Although management cannot predict changes in future cargo rates or to what extent changes in economic conditions will impact cargo volumes, it does expect this segment to remain profitable in 2005.

Sugar and Citrus Segment
                                             Three Months Ended
                                          April 2,        April 3,
(Dollars in millions)                       2005            2004

Net sales                                  $ 14.3          $ 13.7
Operating income                           $  3.0          $  3.6
Income from foreign affiliates             $  0.2          $    -

Net sales for the Sugar and Citrus segment increased slightly in the first quarter of 2005 compared to the first quarter of 2004 primarily reflecting slightly higher sales volumes. While management cannot predict future sugar prices, management does not expect 2005 sugar prices to increase above the 2004 prices. Operating income decreased $0.6 million for the first quarter of 2005 compared to the prior year primarily due to higher sugar production costs. Management expects operating income will remain positive for 2005.

Power Segment
                                             Three Months Ended
                                          April 2,        April 3,
(Dollars in millions)                       2005            2004

Net sales                                  $ 14.8          $ 15.5
Operating income                           $  1.0          $  1.5

Net sales for the Power segment decreased $0.7 million in the first quarter of 2005 compared to the first quarter of 2004 primarily reflecting slightly lower production. To avoid selling power on the spot market to certain customers about whom management has collectibility concerns, Seaboard entered into short-term sales contracts for most of its production not already sold under existing contracts. Although the generating facilities have operated near capacity in 2005, management may impose further curtailments if revenue collectibility conditions warrant.

Operating income decreased $0.5 million for the first quarter of 2005 compared to the first quarter of 2004 primarily reflecting higher fuel costs and the impact of the strengthening peso on local expenses, partially offset by lower commissions and bad debt expense. While the economic problems continue to exist in the Dominican Republic, management expects relative stability for the near term. Management cannot predict whether this segment will remain profitable for the remainder of 2005.

All Other
                                             Three Months Ended
                                          April 2,        April 3,
(Dollars in millions)                       2005            2004

Net sales                                  $  7.3          $  7.1
Operating income                           $  0.6          $  0.5
Loss from foreign affiliates               $ (2.8)         $ (0.8)

Net sales and operating income for All Other remained consistent with 2004. The loss from foreign affiliates reflects Seaboard's share of losses from its equity method investment in a Bulgarian wine business. In 2005 Seaboard recorded 100% of the losses from this business compared to 37% in the first quarter of 2004. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the first quarter of 2005 increased by $0.7 million over the first quarter of 2004 primarily due to increases in the Commodity Trading and Milling segment reflecting increased selling costs related to the growth of the business and bad debt expense. Lower commission expenses and bad debt expense of the Power segment partially offset this increase. As a percentage of revenues, SG&A decreased to 4.4% in the first quarter of 2005 compared to 5.0% for the first quarter of 2004 as a result of increased sales in the Pork, Commodity Trading and Milling, and Marine segments.

Interest Expense

Interest expense decreased $1.7 million in the first quarter of 2005 compared to the first quarter of 2004 reflecting the lower average level of short-term and long-term borrowings outstanding during 2005. During the second quarter of 2004, Seaboard repaid a significant portion of its short-term notes payable to banks with operating cash flows and there has been no need for additional borrowings.

Interest Income

Interest  income increased $1.7 million in the first quarter  of  2005 compared to the first quarter of 2004 primarily reflecting interest received on outstanding customer receivable balances in the Power segment, and the higher level of average funds invested during 2005.

Foreign Currency Gains (Losses)

Foreign currency net gains of $0.7 million in the first quarter of 2005 compared with $1.7 million of losses in 2004. During 2005, the Dominican Republic peso strengthened, resulting in gains of $0.7 million while during 2004 its devaluation caused foreign exchange losses of $1.9 million. Seaboard operates in many developing countries throughout the world. The political and economic conditions of these markets cause volatility in currency exchange rates and expose Seaboard to the risk of exchange loss.

Miscellaneous, Net

Miscellaneous, net in the first quarter of 2005 reflects $3.0 million of gains from the mark to market of interest rate swap agreements compared to losses of $2.7 million in 2004. These swap agreements do not qualify as hedges for accounting purposes and accordingly, changes in the market value are recorded to earnings as interest rates change. Miscellaneous, net for 2004 also includes gains of $3.1 million from the mark to market of commodity futures and options contracts that management doesn't view as direct economic hedges of its operations. In addition, miscellaneous, net for 2004 includes gains of $0.5 million from the settlement of antitrust litigation for feed additives used by Seaboard.

Income Tax Expense

The effective tax rate increased during 2005 compared to 2004 primarily as a result of increased domestic taxable income and lower amounts of permanently deferred foreign earnings. As further discussed in Note 3 of Condensed Consolidated Financial Statements, due to ambiguity with the application of Treasury Department Regulations, in the first quarter of 2005 Seaboard accrued $7.5 million  tax  expense  on  shipping income that  could  ultimately  be treated as non-taxable if the ambiguity is favorably resolved. In addition, see Note 3 to the Condensed Consolidated Financial
Statements for a discussion of the Internal Revenue Service's examination of Seaboard's federal income tax returns for 2000 through 2002.

Other Financial Information

On December 21, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the earnings repatriation provision on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards (SFAS) No. 109. Additionally, FSP 109-2 provides guidance regarding the required disclosures surrounding a company's reinvestment or repatriation of foreign earnings. Seaboard continues to evaluate this provision of the Act to determine the amount of foreign earnings to repatriate and expects to complete its evaluation by the fourth quarter of 2005.

In November 2004, FASB issued SFAS 151, Inventory Costs. This statement amends Accounting Research Board No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Any costs outside the normal range would be considered a period expense instead of an inventoried cost. For Seaboard, this standard is effective for the fiscal year beginning January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on Seaboard's financial position or net earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates. Changes in commodity prices impact the cost of necessary raw materials, finished product sales and firm sales commitments. Seaboard uses various grain and meal futures and options purchase contracts to manage certain risks of increasing prices of raw materials and firm sales commitments. Short sales contracts may then be used to offset any open purchase derivatives when the related commodity inventory is purchased in advance of the derivative maturity, effectively canceling the initial futures or option purchase contract. From time to time, hog futures are used to manage risks of increasing prices of live hogs acquired for processing. Because changes in foreign currency exchange rates impact the cash paid or received on foreign currency denominated receivables and payables, Seaboard manages certain of these risks through the use of foreign currency forward exchange agreements. Changes in interest rates impact the cash required to service variable rate debt. From time to time, Seaboard uses interest rate swaps to manage risks of increasing interest rates. Seaboard's market risk exposure related to these items has not changed materially since December 31, 2004.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act 15(d) - 15(e) as of April 2, 2005. Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Seaboard's subsidiary, Seaboard Farms, Inc. (Seaboard Farms), is subject to an ongoing Unilateral Administrative Order (RCRA Order) pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 (RCRA), filed by the United States Environmental Protection Agency (EPA) on June 29. These same farms are the subject of a Notice of Violation letter received from the State of Oklahoma, alleging that Seaboard Farms has violated various provisions of state law and the operating permits based on the same conditions which gave rise to the RCRA Order.

Seaboard Farms disputes the RCRA Order and the State of Oklahoma's contentions on legal and factual grounds, and advised the EPA that it won't comply with the RCRA Order, as written. Notwithstanding, Seaboard Farms has undertaken an extensive investigation under the RCRA Order, and has had significant discussions with the EPA and the State of Oklahoma, proposing to pay a civil penalty and to undertake continued monitoring and take a number of corrective actions with respect to the farms, and one additional farm, in order to attempt to settle the RCRA Order and the Oklahoma Notice of Violation Originally, EPA advised Seaboard Farms that any such settlement must include a civil fine of $1,200,000, but EPA has since reduced the amount of its demand for a civil penalty to $345,000. Seaboard Farms believes that the EPA has no authority to impose a civil fine, but settlement discussions are continuing.

A tentative verbal settlement has been reached with the State of Oklahoma which would require Seaboard Farms to pay a fine of $100,000 and to undertake agreed upon supplemental environmental projects at a cost of $80,000. The settlement is subject to the final terms being agreed to and the approval of the Oklahoma Board of Agriculture. Irrespective of the settlement, Seaboard Farms intends to proceed with the corrective actions with respect to the farms.

PIC is indemnifying Seaboard with respect to the action pursuant to an indemnification agreement which has a $5 million limit. To date, the $5 million limit has not been exceeded. If the tentative settlement with the State of Oklahoma is agreed to, the estimated cumulative costs which will be expended will total approximately $6.9 million, not including the additional legal costs required to negotiate the settlement or the penalties demanded by EPA and tentatively agreed to with the State of Oklahoma. If the measures taken pursuant to the settlement are not effective, other measures with additional costs may be required. PIC has advised Seaboard that it is not responsible for the costs in excess of $5 million. Seaboard disputes PIC's determination of the costs to be included in the calculation to determine whether the $5 million limit will be exceeded and believes that the costs to be considered are less than $5 million, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard has agreed to conduct such testing and sampling as a part of the sampling it conducts in the normal course of operations and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000.Seaboard also believes that a more general indemnity agreement would require indemnification of liability in excess of $5 million (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

EPA has been conducting an additional broad-reaching investigation of Seaboard Farms, seeking information as to compliance with the Clean Water Act (CWA), Comprehensive Environmental Response, Compensation & Liability Act (CERCLA) and the Clean Air Act. EPA has proposed to settle the matter by Seaboard Farms paying a civil fine of $345,000 and taking various other actions which will cost approximately $150,000. In addition, Seaboard Farms would agree to participate in the National AFO/CAFO Air Emissions Agreement with EPA, with a portion of the civil fine being paid under this agreement. Management believes it has meritorious legal and factual defenses and objections to EPA's demands, but settlement discussions are continuing.

Item 4.  Submission of Matters to a Vote of Security Holders
The  annual  meeting of stockholders was held on  April  25,  2005  in
Newton, Massachusetts. Three items were submitted to a vote of stockholders as described in Seaboard's Proxy Statement dated March 14, 2005. The following table briefly describes the proposals and results of the stockholders' vote.

                               Votes in    Votes
                                Favor     Withheld

1.  To elect the following persons as directors.

    H. Harry Bresky          1,140,850.9    72,786
    David A. Adamsen         1,205,235.9     8,401
    Douglas W. Baena         1,141,206.9    72,430
    Joseph E. Rodrigues      1,205,268.9     8,368
    Kevin M. Kennedy and     1,140,812.9    72,824
    Steven J. Bresky         1,205,268.9     8,368


                                  Votes in       Votes      Votes      Broker
                                    Favor       Against   Abstaining  Non-Votes

2.  To ratify selection of
    KPMG LLP as independent
    auditors for 2005.           1,212,623.9         287        726          -

3.  Stockholder proposal for
    preparation of environmental
    sustainability report           75,303     1,066,377.9   15,234     56,722

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as: statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates,"
"estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard's ability to obtain adequate financing and liquidity, (ii) the price of feed stocks and other materials used by Seaboard, (iii) the sale price or market conditions for pork products from such operations, (iv) the price or market conditions for other products and services, (v) the charter hire rates and fuel prices for vessels, (vi) the demand for power, related spot market prices and collectibility of receivables in the Dominican Republic, (vii) the effect of the fluctuation in exchange rates for the Dominican Republic pesos, (viii) the effect of the Venezuelan economy on the Marine Division, (ix) the potential effect of Seaboard's investment in a wine business on the consolidated financial statements, (x) the potential impact of various environmental actions pending or threatened against Seaboard, (xi) the potential impact of the American Jobs Creation Act, or
(xii) statements concerning profitability of any of Seaboard's segments (xiii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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




                           DATE:  May 4, 2005

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