Form 10-Q
period 2005-07-02
SEABOARD CORP /DE/
filed 2005-08-11
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 2, 2005

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

       There were 1,255,053.90 shares of common stock, $1.00 par value per share, outstanding on July 25, 2005.


                                   Total pages in filing - 22 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SEABOARD CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                               (Thousands of dollars)
                                    (Unaudited)

                                                    July 2,     December 31,
                                                     2005          2004

                                      Assets

Current assets:
   Cash and cash equivalents                      $   46,559   $   14,620
   Short-term investments                            238,562      119,259
   Receivables, net                                  241,684      246,129
   Inventories                                       264,491      301,049
   Deferred income taxes                              15,382       14,341
   Other current assets                               46,506       48,040
Total current assets                                 853,184      743,438
Investments in and advances to foreign affiliates     36,004       38,001
Net property, plant and equipment                    605,132      603,382
Other assets                                          42,968       51,873
Total assets                                      $1,537,288   $1,436,694

                 Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                         $    1,385   $    1,789
   Current maturities of long-term debt               60,932       60,756
   Accounts payable                                   90,053       83,506
   Other current liabilities                         153,089      162,855
Total current liabilities                            305,459      308,906
Long-term debt, less current maturities              232,205      262,544
Deferred income taxes                                125,105      125,559
Other liabilities                                     47,698       44,865
Total non-current and deferred liabilities           405,008      432,968
Minority and other noncontrolling interests            2,225        2,138
Stockholders' equity:
   Common stock of $1 par value,
    Authorized 4,000,000 shares;
    issued and outstanding 1,255,054 shares            1,255        1,255
   Accumulated other comprehensive loss              (51,205)     (53,741)
   Retained earnings                                 874,546      745,168
Total stockholders' equity                           824,596      692,682
Total liabilities and stockholders' equity        $1,537,288   $1,436,694

          See notes to condensed consolidated financial statements.

                          SEABOARD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Statements of Earnings
                     (Thousands of dollars except per share amounts)
                                     (Unaudited)

                                   Three Months Ended        Six Months Ended
                                    July 2,     July 3,     July 2,     July 3,
                                     2005        2004        2005        2004
Net sales:
   Products                     $  547,689  $  562,688  $1,090,952  $1,040,755
   Services                        168,475     134,022     323,756     256,103
   Other                            20,798      15,597      35,581      31,124
Total net sales                    736,962     712,307   1,450,289   1,327,982
Cost of sales and operating
 expenses:
   Products                        475,454     511,147     929,861     943,608
   Services                        130,697     102,042     248,072     200,405
   Other                            16,311      11,978      29,295      23,257
Total cost of sales and operating
 expenses                          622,462     625,167   1,207,228   1,167,270
Gross income                       114,500      87,140     243,061     160,712
Selling, general and
 administrative expenses            32,352      31,613      63,833      62,423
Operating income                    82,148      55,527     179,228      98,289
Other income (expense):
   Interest expense                 (5,611)     (6,679)    (11,604)    (14,418)
   Interest income                   2,752       1,810       6,256       3,565
   Loss from foreign affiliates     (1,223)        (94)     (1,744)       (231)
   Minority and other
    noncontrolling interests           (40)       (312)       (472)       (394)
   Foreign currency gain (loss),
    net                               (623)        157          59      (1,504)
   Loss from the sale of a portion
    of operations                   (1,773)          -      (1,773)          -
   Miscellaneous, net               (2,701)        533         306       2,873
Total other income (expense), net   (9,219)     (4,585)     (8,972)    (10,109)
Earnings before income taxes        72,929      50,942     170,256      88,180
Income tax expense                 (10,345)    (16,686)    (38,995)    (26,547)
Net earnings                    $   62,584  $   34,256  $  131,261  $   61,633

Earnings per common share       $    49.87  $    27.29  $   104.59  $    49.11
Dividends declared per common
 share                          $     0.75  $     0.75  $     1.50  $     1.50
Average number of shares
 outstanding                     1,255,054   1,255,054   1,255,054   1,255,054

             See notes to condensed consolidated financial statements.

                       SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                               (Thousands of dollars)
                                    (Unaudited)

                                                         Six Months Ended
                                                        July 2,     July 3,
                                                         2005        2004

Cash flows from operating activities:
   Net earnings                                      $ 131,261   $  61,633
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                    30,943      32,619
       Loss from foreign affiliates                      1,744         231
       Foreign currency exchange gains                     (29)       (221)
       Loss from the sale of a portion of operations     1,773           -
       Deferred income taxes                            (2,101)     20,672
   Changes in current assets and liabilities,
     net of portion of operations sold:
        Receivables, net of allowance                    7,525     (41,408)
        Inventories                                     16,420     (11,433)
        Other current assets                            (2,447)     (7,257)
        Current liabilities exclusive of debt              186      28,177
   Other, net                                            2,165         514
Net cash from operating activities                     187,440      83,527
Cash flows from investing activities:
   Purchase of short-term investments                 (381,475)    (46,257)
   Proceeds from the sale or maturity of short-term
    investments                                        262,172      65,899
   Investments in and advances to foreign affiliates,
    net                                                  1,590       1,342
   Proceeds from the sale of a portion of operations    23,633           -
   Capital expenditures                                (33,082)    (12,425)
   Other, net                                            4,346       2,249
Net cash from investing activities                    (122,816)     10,808
Cash flows from financing activities:
   Notes payable to banks, net                            (404)    (74,404)
   Principal payments of long-term debt                (30,084)    (30,443)
   Repurchase of minority interest in a controlled
    subsidiary                                               -      (5,000)
   Dividends paid                                       (1,883)     (1,883)
   Other, net                                             (436)      1,063
Net cash from financing activities                     (32,807)   (110,667)
Effect of exchange rate change on cash                     122       1,363
Net change in cash and cash equivalents                 31,939     (14,969)
Cash and cash equivalents at beginning of year          14,620      37,377
Cash and cash equivalents at end of period           $  46,559   $  22,408

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

Derivative Instruments

As of January 1, 2005, Seaboard discontinued accounting for its foreign currency exchange agreements as hedges for all new agreements entered into by the commodity trading business. In addition, as of
January 1, 2005, Seaboard de-designated all then outstanding hedges with a value of $5,558,000, effectively fixing the asset resulting from the mark-to-market gain on the firm sales commitment recorded in other current assets on the Consolidated Balance Sheets as of December 31, 2004, until such time as the firm sales commitments mature. Beginning January 1, 2005, the mark-to-market changes in the foreign exchange agreements were no longer offset with the mark-to-market changes of the underlying firm sales commitment. While $1,249,000 and $4,191,000 of the related sales were consummated during the three and six months ended July 2, 2005, respectively, $1,317,000 of the firm sales commitments were also sold as part of the sale of a portion of the third party trading operations as discussed in Note 2. The remaining net asset value as of July 2, 2005 related to those retained open firm sales commitments totaled $50,000. Although management believes all of these instruments effectively manage market risks, the growth of Seaboard's commodity trading business increased the ongoing costs to maintain the extensive record-keeping requirements to qualify these instruments as hedges for accounting purposes.

Seaboard's interest rate exchange agreements do not qualify as hedges for accounting purposes. During the three and six months ended July 2, 2005 Seaboard recorded losses of $4,365,000 and $1,387,000, respectively, related to these agreements compared to gains of $2,899,000 and $156,000 during the same periods of 2004. The gains and losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of interest paid or received. During the 2005 three and six month periods, Seaboard made net payments of $733,000 and $2,422,000 respectively, compared to payments made of $1,055,000 and $3,267,000 during the same periods of 2004 resulting from the difference between the fixed rate paid and variable rate received on these agreements.

The nature of Seaboard's market risk exposure related to its derivative instruments has not changed materially since December 31, 2004 although the amount of commodity futures and option contracts and foreign exchange contracts decreased considerably with the sale of a portion of the third party trading operations as discussed in Note 2.

Asset Retirement Obligations

Seaboard has recorded a long-lived asset and related liability for asset retirement obligation costs associated with the closure of the hog lagoons it is legally obligated to close. The following table shows the changes in the asset retirement obligation during the three and six month periods of each year.

                            Three Months Ended            Six Months Ended
Thousands of dollars    July 2, 2005  July 3, 2004   July 2, 2005  July 3, 2004

Beginning balance           $6,382        $6,333         $6,266        $6,086
Accretion expense              116           116            232           229
Liability for additional
 lagoons placed in service       -             -              -           134
Ending balance              $6,498        $6,449         $6,498        $6,449

New Accounting Standards

On December 21, 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the earnings repatriation provision on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Additionally, FSP 109-2 provides guidance regarding the required disclosures surrounding a company's reinvestment or repatriation of foreign earnings. See Note 4 for further discussion.

Note  2  -  Acquisitions,  Dispositions  and  Repurchase  of  Minority
            Interest

Effective May 9, 2005 Seaboard's Commodity Trading and Milling segment agreed to sell some components of its third party commodity trading operations, consisting primarily of certain forward sales contracts, certain grain inventory and all related contracts to support such sales contracts, including commodity futures and options, foreign exchange agreements, purchase contracts and charter agreements for $23,633,000, subject to final adjustments. This transaction closed on May 27, 2005. As a result of the sale, Seaboard intends to focus on the supply of raw materials to its core milling operations and the transaction of third party commodity trades in support of these operations. In addition, Seaboard intends to continue competing in many of the markets and routes associated with the sale transaction, although at a much reduced level.

The counterparty to this transaction is a South African multi-national shipping company, Grindrod Limited. Since Seaboard does not use hedge accounting for its commodity and foreign exchange derivative instruments, these derivative instruments were marked to market through the effective date of the sale while the change in value of the related commodity forward purchase and sale agreements were not. As a result, derivative gains relating to derivative instruments sold totaling $2,161,000 were included in operating income prior to the sale of a portion of the operations resulting in a loss on the sale transaction totaling $1,773,000, subject to final adjustments.

Seaboard's revenues from the portion of the operations sold for the three and six months ended July 2, 2005 totaled approximately $162,787,000 and $317,291,000, respectively, compared to $168,465,000 and $311,952,000 for the three and six months ended July 3, 2004, respectively. Since Seaboard has conducted its commodity trading business with third parties, its consolidated subsidiaries, and foreign affiliates on an interrelated basis and intends to continue trading with third parties in certain markets, operating income from the business sold cannot be clearly distinguished from the remaining operations of Seaboard's Commodity Trading and Milling segment without making numerous subjective assumptions primarily with respect to mark-to-market accounting. For the three and six months ended July 2, 2005, this transaction did not have a material effect on net sales, net earnings or earnings per common share as transactions in process at the date of sale were completed by and the responsibility of Seaboard after the date of sale. Net sales for the Commodity Trading and Milling segment for the second half of 2005 will decrease significantly as a result of this transaction; however, the extent of the decrease beyond 2005 will depend on the ability to effectively compete in the markets.

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

Subsequent to the end of the second quarter, on July 5, 2005, Seaboard completed the acquisition effective July 3, 2005 of Daily's, a bacon processor located in the western United States, for approximately $45 million in cash, subject to final adjustments related to working capital, a 4.74% equity interest in Seaboard Foods LLC (previously Seaboard Farms, Inc.) with a preliminary estimated value of approximately $45 million and a put option estimated to have a fair value of approximately $6.7 million, as discussed below. The acquisition includes Daily's two bacon processing plants located in Salt Lake City, Utah and Missoula, Montana. Daily's produces premium sliced and pre-cooked bacon primarily for food service. This acquisition continues Seaboard's expansion of its integrated pork model into value-added products and is expected to enhance Seaboard's ability to venture into other processed pork products. The Sellers have an option to put their 4.74% equity interest back to Seaboard after two years for the greater of $40 million or a formula determined value, as defined, as of the put date. The minimum put option value of $40 million expires after five years. Likewise, Seaboard has a call provision after five years of operations whereby Seaboard could reacquire the 4.74% equity interest for the greater of $45 million or a formula determined value.

The percentage ownership interest issued to the Sellers was based on an earnings multiple of the business which approximates fair value. Seaboard is in the process of finalizing its estimates of working capital acquired and obtaining third-party valuations of the real estate and certain intangible assets acquired; accordingly the purchase price allocation may be revised when final information is received from the appraisers. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the effective acquisition date of July 3, 2005.

(Thousands of dollars)                                    July 3, 2005

Net working capital                                        $ 6,700,000
Net property, plant and equipment                           27,800,000
Intangible assets                                           30,800,000
Goodwill                                                    31,400,000
  Estimated Purchase Price                                 $96,700,000

The intangible assets acquired include approximately $24.0 million of trade names and registered trademarks which are not subject to amortization. The remaining intangible asset balance consists primarily of contractual and direct customer relationships, and covenants not to compete and will be amortized over five to six years.

Note 3 - Inventories

The following is a summary of inventories at July 2, 2005 and December 31, 2004:



                                                          July 2,  December 31,
(Thousands of dollars)                                     2005        2004
At lower of LIFO cost or market:
   Live hogs & materials                                $142,266     $141,126
   Dressed pork & materials                               16,541       20,334
                                                         158,807      161,460
   LIFO allowance                                          1,597          461
      Total inventories at lower of LIFO cost or market  160,404      161,921
At lower of FIFO cost or market:
   Grain, flour and feed                                  58,944       98,699
   Sugar produced & in process                            18,875       20,006
   Other                                                  26,268       20,423
      Total inventories at lower of FIFO cost or market  104,087      139,128
       Total inventories                                $264,491     $301,049

Note 4 - Income Taxes

During the fourth quarter of 2004, President Bush signed into law H.R. 4520, the American Jobs Creation Act ("Act"). The Act is a significant and complicated reform of U.S. income tax law. Management is currently reviewing the new law to determine the impact on Seaboard. The Act contains several provisions which will be favorable for Seaboard. Of particular note, the Act repealed the prior law treatment of shipping income as a component of subpart F income. This change allows Seaboard to avoid current U.S. taxation on its post-2004 shipping income and has a material impact on Seaboard's 2005 and future effective tax rate and cash tax payments. Originally there was ambiguity with the application of Treasury Department Regulations resulting in Seaboard accruing $7,490,000 of tax expense on shipping income in the first quarter of 2005. Ambiguity with this portion of the Act was favorably resolved by a Notice from the Treasury Department subsequent to July 2, 2005. Accordingly, Seaboard reversed the previously accrued $7,490,000 as a reduction of income tax expense in the second quarter of 2005.

The Act would also allow Seaboard a one-time election to repatriate permanently invested foreign earnings at a 5.25% effective U.S. income tax rate rather than the statutory 35% rate, if certain domestic reinvestment requirements are met. Management is currently evaluating this provision of the Act and expects to complete its evaluation in the fourth quarter of 2005. Factors in Seaboard's decision to utilize this provision include its ability to economically borrow at the foreign subsidiary level to allow for the payment of a qualifying dividend, the recent disposition of a portion of the third party commodity trading operations discussed in Note 2 above, and Seaboard's planned domestic and international cash needs. Because Seaboard's borrowing capacity at this level is unknown, the range of potential dividend amounts and corresponding taxes cannot be reasonably estimated at this time. As of July 2, 2005, no provision has been made in the accounts for Federal income taxes which would be payable if the undistributed earnings of certain foreign subsidiaries were distributed to Seaboard Corporation since management has currently determined that the earnings are permanently invested in these foreign operations. Should such accumulated earnings be distributed, ignoring the one-time election to repatriate foreign earnings at a reduced rate, the resulting Federal income taxes applicable to earnings through July 2, 2005 assuming a 35% federal income tax rate would have amounted to approximately $85,000,000.

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

The net periodic benefit cost of these plans was as follows:

                                Three months ended        Six months ended
(Thousands of dollars)     July 2, 2005 July 3, 2004  July 2, 2005  July3, 2004

Components of net periodic
 benefit cost:
  Service cost               $   952      $  742        $ 1,858       $ 1,614
  Interest cost                1,097         881          2,204         1,855
  Expected return on plan
   assets                     (1,129)       (775)        (2,264)       (1,567)
  Amortization and other         293         182            590           395
  Net periodic benefit cost  $ 1,213      $1,030        $ 2,388       $ 2,297

Note 6 - Commitments and Contingencies

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

A tentative verbal settlement has been reached with the State of Oklahoma to resolve the State's notice of violation regarding the same farms and allegations of violations of State law based on the same facts as those alleged by EPA. The settlement with the State of Oklahoma would require Seaboard to pay a fine of $100,000 and to undertake agreed upon supplemental environmental projects at a cost of $80,000. The settlement is subject to the final terms of the settlement being agreed to and the approval of the Oklahoma Board of Agriculture. Irrespective of the settlement, Seaboard intends to proceed with its proposed corrective actions with respect to the farms.

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

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. The following table sets forth the terms of guarantees as of July 2, 2005.

Guarantee beneficiary                     Maximum exposure       Maturity

Foreign non-consolidated affiliate grain     $  712,000       Annual renewal
  processor - Uganda

Foreign non-consolidated affiliate food      $  400,000        August 2005
  product distributor - Ecuador

Various hog contract growers                 $1,529,000       Annual renewal

Seaboard guaranteed a bank borrowing for a subsidiary of a foreign affiliate grain processor in Kenya, Unga Holdings Limited (Unga), a nonconsolidated milling affiliate, to facilitate bank financing used for the rehabilitation and expansion of a milling facility in Uganda. This guarantee was a part of the original purchase agreement with Unga when Seaboard first invested in this company in 2000. The guarantee can be drawn upon in the event of non-payment of a bank borrowing by Unga. While the guarantee may be cancelled by Seaboard annually, the bank has the right to draw on the guarantee in the event it is advised that the guarantee will be cancelled. The guarantee renews annually until the debt expires in 2007. Unga Holdings has provided a reciprocal guarantee to Seaboard. As of July 2, 2005, $688,000 of borrowings was outstanding related to this guarantee.

The non-consolidated affiliate food product distributor in Ecuador purchases certain products from a U.S. domiciled vendor. Seaboard has guaranteed the payments for these purchases in order to secure normal credit terms for this affiliate.

Seaboard has guaranteed a portion of the bank debt for certain farmers, which debt proceeds were used to construct facilities to raise hogs for Seaboard's Pork segment. The guarantees enabled the farmers to obtain favorable financing terms. These bank guarantees renew annually until the underlying debt is fully repaid in 2013-2014. The maximum exposure to Seaboard from these guarantees is $1,529,000.

Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considered the likelihood of loss to be remote.

As of July 2, 2005, Seaboard had outstanding $52,900,000 of letters of credit (LCs) with various banks that reduced Seaboard's borrowing capacity under its committed credit facility. Included in this amount are LCs totaling $42,688,000 which support the Industrial Development Revenue Bonds included as long-term debt and $9,458,000 of LCs related to insurances coverages.

Note  7  -  Stockholders' Equity and Accumulated  Other  Comprehensive
            Income (Loss)

In conjunction with a 2002 transaction (the Transaction) between Seaboard and its parent company, Seaboard Flour LLC (the Parent Company), whereby Seaboard effectively repurchased shares of its common stock owned by the Parent Company in return for repayment of all indebtedness owed by the Parent Company to Seaboard, the Parent Company also transferred to Seaboard rights to receive possible future cash payments from a subsidiary of the Parent Company and the benefit of other assets owned by that subsidiary. Seaboard also received tax net operating losses ("NOLs") which may allow Seaboard to reduce the amount of future income taxes it otherwise would pay. To the extent Seaboard receives cash payments in the future as a result of the transferred rights or reduces its federal income taxes payable by utilizing the NOLs, Seaboard will issue to the Parent Company new shares of common stock with a value equal to the cash received and/or the NOL utilized. For these purposes, the value of the common stock issued will be equal to the ten day rolling average closing price, determined as of the twentieth day prior to the issue date. The maximum number of shares of common stock which may be issued to the Parent Company under the Transaction is capped at 232,414.85, the number of shares which were originally purchased from the Parent Company. As of July 2, 2005, Seaboard had not received any cash payments from the subsidiary of its Parent Company and had not filed a tax return utilizing any NOLs. The right to receive such payments expires September 17, 2007. If on September 17, 2007 there are remaining NOLs that have not been used, then Seaboard is to issue shares based on the present value of such NOLs projected to be used in the future.

As noted above, Seaboard has available NOLs from the Parent Company totaling $23,764,000. These NOLs may be utilized in Seaboard's 2004 tax return pending finalization of the audits of Seaboard's prior years' income tax returns currently being conducted by the Internal Revenue Service as discussed in Note 4. If these NOLs are not utilized in the 2004 tax return, they will be carried forward. If these NOLs are utilized in the 2004 tax return (anticipated to be filed September 15, 2005) or in subsequent tax returns, generating a tax benefit of $8,317,000, Seaboard will issue additional shares of its common stock to the Parent Company for the tax benefit received in accordance with the terms of the Transaction, as described above.

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                         Three Months Ended    Six Months Ended
                                          July 2,  July 3,    July 2,  July 3,
(Thousands of dollars)                      2005     2004       2005     2004

Net earnings                              $62,584  $34,256   $131,261  $61,633
Other comprehensive income (loss)
 net of applicable taxes:
  Foreign currency translation adjustment     711     (317)     2,434    1,927
  Unrealized gains (losses) on investments   (127)     (16)        47       74
  Unrealized gains (losses) on cash flow
   hedges                                       -      (10)       155      (62)
  Amortization of deferred gain on interest
   rate swaps                                 (50)     (50)      (100)    (100)

Total comprehensive income                $63,118  $33,863   $133,797  $63,472

The components of and changes in accumulated other comprehensive loss for the three months ended July 2, 2005 are as follows:

                                          Balance                 Balance
                                        December 31,   Period     July 2,
(Thousands of dollars)                     2004        Change      2005

Foreign currency translation adjustment  $(53,986)     $2,434    $(51,552)
Unrealized gain on investments                257          47         304
Unrecognized pension cost                    (375)          -        (375)
Net unrealized loss on cash flow hedges      (188)        155         (33)
Deferred gain on interest rate swaps          551        (100)        451

Accumulated other comprehensive loss     $(53,741)     $2,536    $(51,205)

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.

Note 8 - Segment Information

As a result of sustained losses from an investment in a Bulgarian wine business (the Business) and recognition in 2004 of a decline in value considered other than temporary, Seaboard's common stock investment and subordinated debt in the Business were reduced to zero. During 2005, Seaboard began applying losses from the Business against its remaining investment in preferred stock, based on the change in Seaboard's claim on the Business' book value. As a result, Seaboard increased its share of losses to 100%. In February 2005, the Board of Directors of the Business, and the majority of the owners of the Business, including Seaboard, agreed to pursue the sale of the entire Business or all of its assets. Based on current negotiations to sell a substantial portion of the Business and all related wine labels, and other information on the fair value for the sale of all other assets of this Business, management believes if negotiations are successful the remaining carrying value of its investment at the time of disposition will be recoverable from sales proceeds. Seaboard does anticipate incurring additional operating losses until the sale of this Business is completed. However, if the Business is not successful in selling a substantial portion of the Business during the third quarter of 2005, the Business will not be able to fulfill the terms of its debt covenants or make principal payments to it banks; resulting in, barring any additional support from the existing shareholders, including Seaboard, probable bankruptcy. If the business is forced into bankruptcy, this would eliminate the value of the Business to Seaboard and thus result in a decline in value considered other than temporary in its investment in the Business as a charge to losses from foreign affiliates in the All Other segment during the third quarter of 2005. As of July 2, 2005, the remaining carrying value of Seaboard's investments in and advances to this business total $4,536,000, including $3,293,000 of foreign currency translation gains recorded in other comprehensive income from this business which will be recognized in earnings upon completion of the sale. The investment and losses from the Business are included in the All Other segment.

Effective May 9, 2005, Seaboard's Commodity Trading and Milling segment sold certain of its third party commodity trading operations as discussed in Note 2.

The following tables set forth specific financial information about each segment as reviewed by Seaboard's management. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income, along with income or losses from foreign affiliates for the Commodity Trading and Milling segment, is used as the measure of evaluating segment performance because management does not consider interest and income tax expense on a segment basis.

Sales to External Customers:
                                  Three Months Ended         Six Months Ended
                                  July 2,     July 3,       July 2,     July 3,
(Thousands of dollars)             2005        2004          2005        2004

Pork                            $255,031    $263,407    $  497,467  $  475,129
Commodity Trading and Milling    272,764     293,375       558,912     550,051
Marine                           161,246     118,231       309,581     229,149
Sugar and Citrus                  18,303      15,132        32,610      28,851
Power                             20,798      15,597        35,581      31,124
All Other                          8,820       6,565        16,138      13,678
   Segment/Consolidated Totals  $736,962    $712,307    $1,450,289  $1,327,982

Operating Income:
                                  Three Months Ended         Six Months Ended
                                  July 2,     July 3,       July 2,     July 3,
(Thousands of dollars)             2005        2004          2005        2004

Pork                            $ 46,856    $ 38,020    $   96,497   $  59,354
Commodity Trading and Milling      7,072      (2,253)       26,892       6,460
Marine                            22,375      16,632        44,860      24,049
Sugar and Citrus                   2,140       2,561         5,112       6,119
Power                              3,412        (298)        4,407       1,227
All Other                          1,208         870         1,766       1,395
   Segment Totals                 83,063      55,532       179,534      98,604
Corporate Items                     (915)         (5)         (306)       (315)
   Consolidated Totals          $ 82,148    $ 55,527    $  179,228   $  98,289


Income (Loss) from Foreign Affiliates:

                                  Three Months Ended         Six Months Ended
                                  July 2,     July 3,       July 2,     July 3,
(Thousands of dollars)             2005        2004          2005        2004

Commodity Trading and Milling   $  1,366    $  1,921    $    3,478   $   2,588
Sugar and Citrus                      15         175           213         176
All Other                         (2,604)     (2,190)       (5,435)     (2,995)
   Segment/Consolidated Totals  $ (1,223)   $    (94)   $   (1,744)  $    (231)


Investments in and Advances to Foreign Affiliates:

                                                        July 2,    December 31,
(Thousands of dollars)                                   2005         2004

Commodity Trading and Milling                         $   29,238    $   26,762
Sugar and Citrus                                           2,230         2,050
All Other                                                  4,536         9,189
   Segment/Consolidated Totals                        $   36,004    $   38,001


Total Assets:
                                                        July 2,    December 31,
(Thousands of dollars)                                   2005         2004

Pork                                                  $  637,804    $  655,551
Commodity Trading and Milling                            250,785       278,324
Marine                                                   207,789       138,238
Sugar and Citrus                                         103,225        90,035
Power                                                     91,097        77,978
All Other                                                 12,397        13,924
   Segment Totals                                      1,303,097     1,254,050
Corporate Items                                          234,191       182,644
   Consolidated Totals                                $1,537,288    $1,436,694

Administrative services provided by the corporate office are primarily allocated to the individual segments based on the size and nature of their operations. Corporate assets include short-term investments, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating loss represents certain operating items not specifically allocated to individual segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments increased $151.2 million from December 31, 2004 reflecting the cash generated from operations and proceeds of $23.6 million from the sale of a portion of the commodity trading operations as noted below. Cash from operating activities totaled $187.4 million during the first half of 2005, of which $33.1 million was used for capital expenditures and $30.1 million was used to pay scheduled maturities on long-term debt. Cash from 2005 operating activities increased over the 2004 six month period primarily reflecting the increased earnings of the Pork, Commodity Trading and Milling, and Marine segments without corresponding increases in working capital needs as experienced in the prior year. In addition, ongoing inventory levels have decreased for the Commodity Trading and Milling segment with the sale of some components of the commodity trading operations as noted below.

Acquisitions, Capital Expenditures and Other Investing Activities

As discussed in Note 2 to the Condensed Consolidated Financial Statements, effective May 9, 2005 Seaboard's Commodity Trading and Milling segment sold some components of its third party commodity trading operations for $23.6 million, subject to final adjustments. Transactions in process at the date of sale were completed by and the responsibility of Seaboard after the date of sale and thus the effects on the second quarter of 2005 were minimal with the exception of decreased inventory levels as of July 2, 2005 compared to historical levels. Although Seaboard intends to continue competing in many of the markets of the sold operations, the volume of business will be less and thus the overall working capital requirements will be less in the future periods than periods prior to the sale.

During the six months ended July 2, 2005, Seaboard invested $33.1 million in property, plant and equipment, of which $4.2 million was expended in the Pork segment, $9.0 milling was expended in the Commodity Trading and Milling segment, $12.6 million in the Marine segment, and $6.3 million in the Sugar and Citrus segment. For the Commodity Trading and Milling segment, $7.1 million was spent to purchase a used bulk vessel. For the Marine segment, $4.1 million was spent to purchase a crane and a previously chartered containerized cargo vessel, with the remaining expenditures primarily used to purchase cargo carrying equipment. In the Sugar and Citrus segment, the capital expenditures were primarily used for mill expansion, plantation development and harvesting equipment. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades. For the remainder of 2005 management has budgeted additional capital expenditures totaling $28.6 million, including $7.6 million for the Pork segment, $5.6 million for the Commodity Trading and Milling segment, $8.8 million in the Marine segment, and $5.4 million in the Sugar and Citrus segment. These budgeted expenditures are primarily of a normal recurring nature and include replacements of equipment and general facility upgrades and improvements with the exception of $2.8 million to make improvements to the vessel recently purchased for the Commodity Trading and Milling segment. Management anticipates funding these capital expenditures from internally generated cash, the use of available short-term investments or existing borrowing capacity.

During the fourth quarter of 2004, Seaboard placed $0.7 million in escrow for a potential investment in an electricity generating company in the Dominican Republic. Initially, Seaboard's investment commitment was for a total of $3.4 million, or a 12.9% investment in this company, but during the second quarter of 2005, Seaboard increased its commitment to approximately $5.5 million for a total investment of less than 20% in this company. The remaining portion of the investment will be made as soon as the local government, regulatory and banking approvals are received.

As discussed in Note 2 to the Condensed Consolidated Financial Statements, subsequent to July 2, 2005, Seaboard completed the acquisition of a bacon processing company (Daily's) in exchange for $45.0 million in cash, subject to final adjustments related to working capital, and an equity interest in Seaboard Foods LLC (formerly Seaboard Farms, Inc.). The cash payment was funded with proceeds from the sale of short-term investments.

Financing Activities and Debt

During the second quarter of 2005, Seaboard allowed a $20.0 million committed line of credit to expire and also cancelled its $95.0 million subsidiary credit facility, leaving its $200.0 million five-year committed credit facility, and uncommitted lines totaling $29.6 million as of July 2, 2005. The borrowings outstanding as of
July 2, 2005 of $1.4 million were under uncommitted lines. Outstanding standby letters of credit totaling $52.9 million reduced Seaboard's borrowing capacity under its committed credit line,
primarily   representing  $42.7  million  for  Seaboard's  outstanding
Industrial Development Revenue Bonds and $9.5 million related to insurance coverages.

In addition to funding Seaboard's planned capital expenditures as discussed above, Seaboard's remaining 2005 scheduled long-term debt maturities total $30.8 million. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate to make these scheduled debt payments and support existing operations during fiscal 2005. While management does periodically review various alternatives for future financings to provide additional liquidity for future operating plans, and intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, management currently has no plans to pursue other financing alternatives at this time.

See Note 6 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2005 increased by $24.7 million and $122.3 million over the same periods in 2004, primarily reflecting improved average rates and volumes for marine cargo service. Sales for the six months ended July 2, 2005 also reflect improved international markets for the Pork segment. Operating income for the three and six month periods of 2005 increased $26.6 million and $80.9 million compared to the same periods of 2004. These increases are primarily the result of the improved rates and volumes in the Marine segment, lower feed costs and improved international markets in the Pork segment and the significant losses recorded in 2004 from the mark-to-market of commodity futures and options in the Commodity Trading and Milling segment.

Seaboard's operations primarily involve commodity based industries, which typically have cyclical upswings and downswings. For the past several quarters, Seaboard has experienced the positive effects from favorable pricing conditions in the Pork and Marine segments, while other segments have not experienced material negative conditions. If there is a cyclical downswing in the Pork or Marine industries or other industries in which Seaboard operates, Seaboard's results from operations will be adversely affected.

Pork Segment
                          Three  Months Ended     Six Months Ended
                           July 2,   July 3,      July 2,  July 3,
(Dollars in millions)       2005      2004         2005     2004

Net sales                  $255.0    $263.4       $497.5   $475.1
Operating income           $ 46.9    $ 38.0       $ 96.5   $ 59.4

Net sales for the Pork segment decreased $8.4 million for the quarter while increasing $22.4 million for the first six months of 2005 as compared to 2004. For the quarter, the decrease was primarily the result of lower domestic prices partially offset by improved international volumes and, to a lesser degree, improved product mix for the international markets. For the six months, the increase is primarily the result of improved volumes and product mix for the international markets. The demand for pork products remained strong in the international markets, while domestic markets are beginning to weaken. Management expects the second half prices overall for 2005 to be lower than the second half prices of 2004.

Operating income for the Pork segment increased $8.9 million and $37.1 million for the three and six month periods of 2005, respectively, compared to the same periods of 2004. For the quarter, the increase was primarily related to lower feed costs and costs of third party hogs, partially offset by the lower net sales discussed above. For the six months, the increase is primarily a result of the improved international markets for the six month period as discussed above and lower feed costs. In addition, Seaboard processed a higher percentage of Seaboard-raised hogs which cost less than third party hogs. These improvements were partially offset by an increase in cost of third party hogs for the six months.

During the past several quarters, market prices for pork products were high relative to historic norms. Historically high market prices have not been sustained over long periods of time. Although management is unable to predict future market prices for pork products, feed costs and third party hogs, there are indications that the pork industry may be at the beginning stages of a cyclical downturn in prices which could negatively impact operating results for the remainder of 2005.

As discussed in Note 2 to the Condensed Consolidated Financial Statements, on July 5, 2005 Seaboard completed the acquisition of Daily's, a processor of premium sliced and pre-cooked bacon. Accordingly, sales and operating income for the last half of 2005 will include the operations of Daily's.

Commodity Trading and Milling Segment

                              Three  Months Ended     Six Months Ended
                               July 2,   July 3,      July 2,  July 3,
(Dollars in millions)            2005      2004        2005      2004

Net sales                      $272.8    $293.4       $558.9   $550.1
Operating income (loss)        $  7.1    $ (2.3)      $ 26.9   $  6.5
Income from foreign affiliates $  1.4    $  1.9       $  3.5   $  2.6

As discussed in Note 2 to the Condensed Consolidated Financial Statements, effective May 9, 2005, Seaboard sold some components of its third party commodity trading operations. Included in operating income for the 2005 three and six month periods are $2.2 million of derivative gains related to derivative instruments sold as a result of mark to market accounting discussed below. Seaboard's revenues from the portion of the operations sold for the three and six months ended July 2, 2005 totaled approximately $162.8 million and $317.3 million, respectively, compared to $168.5 million and $312.0 million for the three and six months ended July 3, 2004, respectively. Seaboard intends to continue competing in many of the markets and routes associated with the sale transaction, although at a much reduced level. Since Seaboard has conducted its commodity trading business with third parties, its consolidated subsidiaries, and foreign affiliates on an interrelated basis and intends to continue trading to third parties in certain markets, operating income from the business sold cannot be clearly distinguished from the remaining operations of Seaboard's Commodity Trading and Milling segment without making numerous subjective assumptions primarily with respect to mark-to-market accounting. For the three and six months ended July 2, 2005, this transaction did not have a material effect on net sales, net earnings or earnings per common share as transactions in process at the date of sale were completed by and the responsibility of Seaboard after the date of sale. Net sales for this segment for the second half of 2005 will decrease significantly as a result of this transaction; however, the extent of the decrease beyond 2005 will depend on the ability to effectively compete in the markets.

Net sales for the Commodity Trading and Milling segment decreased $20.6 million and increased $8.8 million for the three and six month periods of 2005, respectively, compared to the same periods of 2004. The decrease for the quarter primarily is the result of lower commodity prices compared to 2004 partially offset by increased trading volumes to third parties, primarily for corn and wheat. The increase for the six months is primarily the result of increased trading volumes to third parties, primarily for wheat and corn. During the first half of 2004, world-wide commodity prices increased significantly before declining in the latter half of the year.

Operating income for this segment increased $9.4 million and $20.4 million for the three and six month periods of 2005, respectively, compared to the same periods of 2004, primarily reflecting the significant impact of marking to market the derivative contracts as discussed below. Additionally, both periods reflect improved margins on sales to certain affiliates, and improved operations for certain milling locations. These improvements were partially offset by higher selling, general and administrative costs in 2005 primarily as a result of higher bad debt expenses and the growth of the business prior to the sale of certain third party trading activities. Due to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income, excluding the potential effects of derivative gains or losses, to continue in 2005.

Had Seaboard applied hedge accounting to its derivative instruments, operating income would have been higher by $4.9 million and lower by $4.9 million for the three and six months of 2005, respectively, whereas operating income for the three and six months of 2004 would have been higher by $11.8 million and $10.5 million, respectively. While management believes its foreign exchange contracts and commodity futures and options are economic hedges of its firm purchase and sales contracts, Seaboard does not perform the extensive record-keeping required to account for either type of derivative as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As a result, operating income for the three and six months of 2005 includes commodity derivative losses of $3.5 million and gains of $3.0 million, respectively, compared to gains of $11.8 million and $10.5 million for the same 2004 periods related to these mark-to-market adjustments. In addition, operating income for the three and six months of 2005 includes foreign exchange contract losses of $1.4 million and gains of $1.9 million, respectively. During 2004, the foreign exchange contracts were accounted for as hedges. Seaboard's market risk exposure related to its derivative instruments has been reduced with the sale of the third party commodity trading business as discussed below.

Income from foreign affiliates for the three and six months of 2005 decreased $0.5 million and increased $0.9 million, respectively, from the same 2004 periods. Based on current political and economic situations in the countries in which the flour and feed mills operate, management cannot predict whether the foreign affiliates will remain profitable for the remainder of 2005.

Marine Segment

                          Three  Months Ended     Six Months Ended
                           July 2,   July 3,      July 2,  July 3,
(Dollars in millions)       2005      2004         2005     2004

Net sales                  $161.2    $118.2       $309.6   $229.1
Operating income           $ 22.4    $ 16.6       $ 44.9   $ 24.0

Net sales for the Marine segment increased $43.0 million and $80.5 million for the three and six month periods of 2005, respectively, compared to the same periods of 2004, reflecting higher average cargo rates and higher cargo volumes in most markets. Average cargo rates for 2005 increased over those for 2004 reflecting the continuation of improved market conditions since the second half of 2004 and better cargo mixes in certain markets. Management cannot predict whether rates will continue to increase or be in an amount sufficient to cover increasing charter hire and fuel related expenses.

Operating income for the Marine segment increased $5.8 million and $20.9 million for the three and six months of 2005, respectively, compared to the same periods of 2004, primarily reflecting the increased rates and volumes discussed above, partially offset by
higher  charter  hire  expenses and fuel costs.   Although  management
cannot predict changes in future cargo rates, fuel related costs, charter hire expenses or to what extent changes in economic conditions will impact cargo volumes, it does expect this segment to remain profitable for the remainder of 2005.

Sugar and Citrus Segment

                              Three  Months Ended     Six Months Ended
                                July 2,   July 3,     July 2,  July 3,
(Dollars in millions)            2005      2004        2005     2004

Net sales                       $ 18.3    $15.1       $ 32.6   $ 28.9
Operating income                $  2.1    $ 2.6       $  5.1   $  6.1
Income from foreign affiliates  $  0.0    $ 0.2       $  0.2   $  0.2

Net sales for the Sugar and Citrus segment increased $3.2 million and $3.7 million, respectively, for the three and six months of 2005 compared to the same periods of 2004 primarily from higher citrus trading volumes. Operating income decreased $0.5 million and $1.0 million, respectively, for the three and six month periods of 2005 compared to the prior year primarily from higher sugar production costs. Management expects operating income will remain positive for 2005.

Power Segment

                          Three  Months Ended     Six Months Ended
                           July 2,   July 3,      July 2,  July 3,
(Dollars in millions)       2005      2004         2005     2004

Net sales                  $ 20.8    $ 15.6       $ 35.6   $ 31.1
Operating income (loss)    $  3.4    $ (0.3)      $  4.4   $  1.2

Net sales for the Power segment increased $5.2 million and $4.5 million for the three and six month periods of 2005, respectively, compared to the same periods of 2004 primarily reflecting higher sales prices. Sales prices have increased during 2005 reflecting the increased cost of fuel. While Seaboard has entered into short-term and long-term sales contracts for most of its production capacity, management continues to curtail production to avoid selling power on the spot market to certain customers about whom management has collectibility concerns. Management will continue to impose further curtailments to avoid sales to these certain spot market customers.

Operating income increased $3.7 million and $3.2 million for the three and six month periods of 2005 compared to the same periods of 2004 primarily reflecting lower commission and bad debt expenses, partially offset by higher fuel costs and the impact of the strengthening peso on local expenses. During 2004, Seaboard terminated a business relationship with a one-time commission payment of $2.0 million during the second quarter of 2004. Management expects the economic problems in the Dominican Republic to remain relatively stable for the near term. Based on this stability, management expects to remain profitable for the remainder of 2005.

All Other

                           Three  Months Ended     Six Months Ended
                            July 2,   July 3,      July 2,  July 3,
(Dollars in millions)        2005      2004         2005     2004

Net sales                   $  8.8    $ 6.6        $ 16.1   $ 13.7
Operating income            $  1.2    $ 0.9        $  1.8   $  1.4
Loss from foreign affiliate $ (2.6)   $(2.2)       $ (5.4)  $ (3.0)

The loss from foreign affiliate reflects Seaboard's share of losses from its equity method investment in a Bulgarian wine business. In 2005 Seaboard recorded 100% of the losses from this business compared to 37% in 2004. In 2004, this business recorded a provision for inventory write-downs of which Seaboard recorded its share, $0.8 million during the second quarter of 2004. Management expects additional losses for this business for the remainder of 2005. See
Note 8 to the Condensed Consolidated Financial Statements for further discussion of this business and plans to sell the business.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $0.7 million and $1.4 million during the three and six months of 2005 compared to the same periods of 2004 primarily due to increases in the Marine and Commodity Trading and Milling segments reflecting increased selling costs related to the volume growth of these businesses. Lower commission expenses and bad debt expense for the Power segment partially offset these increases. As a percentage of revenues, SG&A was 4.4% in the 2005 three and six month periods, respectively, compared to 4.4% and 4.7%, respectively, for the same periods of 2004.

Interest Expense

Interest expense decreased $1.1 million and $2.8 million in the 2005 three and six month periods, respectively, compared to the same periods of 2004 primarily reflecting the lower average level of short-term and long-term borrowings outstanding during 2005. During the second quarter of 2004, Seaboard repaid a significant portion of its short-term notes payable to banks with operating cash flows and there has been no need for additional borrowings.

Interest Income

Interest income increased $0.9 million and $2.7 million in the three and six month periods of 2005, respectively, compared to the same periods of 2004, primarily reflecting interest received on outstanding customer receivable balances in the Power segment, and the higher level of average funds invested during 2005.

Loss from the Sale of a Portion of Operations

As discussed in Note 2 to the Condensed Consolidated Financial Statements, Seaboard sold some components of its third party commodity trading operations in May 2005. Because Seaboard does not use hedge accounting for its commodity and foreign exchange agreements, gains of $2.2 million from the mark to market of the sold derivative instruments were recorded in cost of sales prior to the date of the sale while the change in value of the related firm sales commitment was not, resulting in a loss on the sale from this transaction totaling $1.8 million, subject to final adjustments.

Miscellaneous, Net

Miscellaneous, net for the three and six months of 2005 includes $4.4 million and $1.4 million, respectively, of losses from the mark to market of interest rate swap agreements compared to losses of $2.9 million and gains of $0.2 million, respectively for the same periods in 2004. These swap agreements do not qualify as hedges for accounting purposes and accordingly, changes in the market value are recorded to earnings as interest rates change. Miscellaneous, net for the 2004 second quarter includes losses of $2.9 million from the mark to market of commodity futures and options contracts that management doesn't view as direct economic hedges of its operations.

Income Tax Expense

The effective tax rate decreased during 2005 compared to 2004 primarily as a result of changes to the treatment of shipping income by the U.S. taxing authorities as further discussed in Note 4 of Condensed Consolidated Financial Statements. In addition, see Note 4 to the Condensed Consolidated Financial Statements for a discussion of the reversal of $7.5 million of tax expense in the second quarter of 2005 and the Internal Revenue Service's examination of Seaboard's federal income tax returns for 2000 through 2002.

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

In November 2004, FASB issued SFAS No. 151, "Inventory Costs". This statement amends Accounting Research Board No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Any costs outside the normal range would be considered a period expense instead of an inventoried cost. For Seaboard, this standard is effective for the fiscal year beginning January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on Seaboard's financial position or net earnings.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks from its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates. Changes in commodity prices impact the cost of necessary raw materials, finished product sales and firm sales commitments. Seaboard uses various grain and meal futures and options purchase contracts to manage certain risks of increasing prices of raw materials and firm sales commitments. Short sales contracts may then be used to offset any open purchase derivatives when the related commodity inventory is purchased in advance of the derivative maturity, effectively canceling the initial futures or option purchase contract. From time to time, hog futures are used to manage risks of increasing prices of live hogs acquired for processing. Because changes in foreign currency exchange rates impact the cash paid or received on foreign currency denominated receivables and payables, Seaboard manages certain of these risks through the use of foreign currency forward exchange agreements. Changes in interest rates impact the cash required to service variable rate debt. From time to time, Seaboard uses interest rate swaps to manage risks of increasing interest rates. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2004, although the amount of commodity futures and option contracts and foreign exchange contracts decreased considerably with the sale of a portion of the third party trading operations as discussed in Note 2 to the Condensed Consolidated Financial Statements.

At July 2, 2005, Seaboard had net trading contracts to purchase 4,893,000 bushels of grain (fair value of negative $273,000) and to sell 13,000 tons of meal (fair value of $6,000). At December 31, 2004, Seaboard had net trading contracts to purchase 7,626,000 bushels of grain (fair value of negative $304,000) and 81,000 tons of meal (fair value of negative $1,492,000).

At July 2, 2005, Seaboard had net agreements to exchange the equivalent of $33,129,000 of South African rand at an average contractual exchange rate of 6.66 ZAR to one U.S. dollar. At December 31, 2004, Seaboard had net agreements to exchange the equivalent of $98,476,000 of South African rand at an average contractual exchange rate of 6.14 ZAR to one U.S. dollar.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act 15(d) - 15(e) as of July 2, 2005. Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders, held on April 25, 2005, included three items submitted to a vote of stockholders. Item 4 of the Form 10-Q for the first quarter ended April 2, 2005, which was filed on May 4, 2005 discloses the results of the shareholder's vote, which disclosure is incorporated herein by reference.

Item 6.  Exhibits

4.1 Amendment No. 1 to Seaboard Corporation Credit Agreement dated December 3, 2004 ($200,000,000 revolving credit facility expiring on December 2, 2009).

10.1 Employment Agreement between Seaboard Corporation and Steven J. Bresky dated July 1, 2005.

10.2 Employment Agreement between Seaboard Corporation and Robert L. Steer dated July 1, 2005.

10.3 Employment Agreement between Seaboard Farms, Inc. and Rodney K. Brenneman dated July 1, 2005.

31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as: statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates,"
"estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard's ability to obtain adequate financing and liquidity, (ii) the price of feed stocks and other materials used by Seaboard, (iii) the sale price or market conditions for pork products from such operations, (iv) the price or market conditions for other products and services, (v) the ability of Seaboard's Commodity Trading and Milling segment to successfully continue competing in the markets and routes associated with the assets sold to Grindrod Limited, (vi) the charter hire rates and fuel prices for vessels, (vii) the demand for power, related spot market prices  and  collectibility of receivables in the Dominican  Republic,
(viii) the effect of the fluctuation in exchange rates for the Dominican Republic pesos, (ix) the potential effect of Seaboard's investment in a wine business on the consolidated financial statements, (x) the potential impact of various environmental actions pending or threatened against Seaboard, (xi) the potential impact of the American Jobs Creation Act, (xii) the potential impact of the current IRS audit, (xiii) statements concerning profitability of any of Seaboard's segments or (xiv) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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




                           DATE:  August 11, 2005

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