Form 10-Q
period 2005-10-01
SEABOARD CORP /DE/
filed 2005-11-04
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 1, 2005

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

     Indicate by a check mark whether the registrant is an
  accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  Yes   X   .   No    .

     Indicate by check mark whether the registrant is a shell company
  (as defined in Rule 12b-2 of the Exchange Act).  Yes     .   No  X .

     There were 1,255,053.90 shares of common stock, $1.00 par value per share, outstanding on October 24, 2005.


                                   Total pages in filing - 24 pages

PART I - FINANCIAL INFORMATION
Item1.  Financial Statements

                       SEABOARD CORPORATION AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets
                              (Thousands of dollars)
                                    (Unaudited)

                                                October 1,   December 31,
                                                  2005          2004
                      Assets

Current assets:
   Cash and cash equivalents                    $   50,084    $   14,620
   Short-term investments                          247,189       119,259
   Receivables, net                                222,775       246,129
   Inventories                                     313,688       301,049
   Deferred income taxes                            16,137        14,341
   Other current assets                             48,884        48,040
Total current assets                               898,757       743,438
Investments in and advances to foreign affiliates   37,035        38,001
Net property, plant and equipment                  625,684       603,382
Goodwill                                            28,261             -
Intangible assets, net                              30,460             -
Other assets                                        38,711        51,873
Total assets                                    $1,658,908    $1,436,694

        Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                       $    1,983    $    1,789
   Current maturities of long-term debt             61,166        60,756
   Accounts payable                                103,037        83,506
   Other current liabilities                       155,675       162,855
Total current liabilities                          321,861       308,906
Long-term debt, less current maturities            223,963       262,544
Deferred income taxes                              125,979       125,559
Other liabilities                                   55,272        44,865
Total non-current and deferred liabilities         405,214       432,968
Minority and other noncontrolling interests         48,252         2,138
Stockholders' equity:
   Common stock of $1 par value,
     Authorized 4,000,000 shares;
     issued and outstanding 1,255,054 shares         1,255         1,255
   Additional paid-in capital                        8,317             -
   Accumulated other comprehensive loss            (52,186)      (53,741)
   Retained earnings                               926,195       745,168
Total stockholders' equity                         883,581       692,682
Total liabilities and stockholders' equity      $1,658,908    $1,436,694

          See notes to condensed consolidated financial statements.

                       SEABOARD CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Earnings
                  (Thousands of dollars except per share amounts)
                                   (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                    October 1, October 2, October 1, October 2,
                                      2005       2004        2005       2004
Net sales:
   Products                        $  451,247 $  522,422 $1,542,199 $1,563,177
   Services                           164,387    132,272    488,143    388,375
   Other                               21,145     12,768     56,726     43,892
Total net sales                       636,779    667,462  2,087,068  1,995,444
Cost of sales and operating expenses:
   Products                           384,128    454,546  1,313,989  1,398,154
   Services                           133,414    101,466    381,486    301,871
   Other                               17,831     10,516     47,126     33,773
Total cost of sales and operating
 expenses                             535,373    566,528  1,742,601  1,733,798
Gross income                          101,406    100,934    344,467    261,646
Selling, general and administrative
 expenses                              36,023     29,566     99,856     91,989
Operating income                       65,383     71,368    244,611    169,657
Other income (expense):
   Interest expense                    (5,206)    (6,120)   (16,810)   (20,538)
   Interest income                      3,729      2,140      9,985      5,705
   Income (loss) from foreign
    affiliates                            235        103     (1,509)      (128)
   Minority and other noncontrolling
    interests                          (2,118)      (227)    (2,590)      (621)
   Foreign currency gain (loss), net     (439)     5,040       (380)     3,536
   Loss from the sale of a portion of
    operations                             27          -     (1,746)         -
   Miscellaneous, net                   4,385     (5,161)     4,691     (2,288)
Total other income (expense), net         613     (4,225)    (8,359)   (14,334)
Earnings before income taxes           65,996     67,143    236,252    155,323
Income tax expense                    (13,406)   (20,595)   (52,401)   (47,142)
Net earnings                       $   52,590 $   46,548 $  183,851 $  108,181

Earnings per common share

    Basic                          $    41.90 $    37.09 $   146.49 $    86.20
    Diluted                        $    41.69 $    37.09 $   146.24 $    86.20

Weighted average shares outstanding

    Basic                           1,255,123  1,255,054  1,255,077  1,255,054
    Diluted                         1,261,367  1,255,054  1,257,151  1,255,054

Dividends declared per common share $    0.75 $     0.75 $     2.25 $     2.25

                See notes to condensed consolidated financial statements.

                         SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                                (Thousands of dollars)
                                     (Unaudited)

                                                            Nine Months Ended
                                                          October 1, October 2,
                                                             2005        2004

Cash flows from operating activities:
   Net earnings                                            $ 183,851 $ 108,181
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                          47,859    48,590
       Loss from foreign affiliates                            1,509       128
       Foreign currency exchange gains                           (31)     (246)
       Loss from the sale of a portion of operations           1,746         -
       Deferred income taxes                                  (1,709)   35,613
   Changes in current assets and liabilities,
     net of portion of operations sold and business acquired:
        Receivables, net of allowance                         37,246   (84,497)
        Inventories                                          (28,184)  (17,983)
        Other current assets                                  (3,745)  (10,632)
        Current liabilities exclusive of debt                 19,956    24,089
   Other, net                                                  5,487       (63)
Net cash from operating activities                           263,985   103,180
Cash flows from investing activities:
   Purchase of short-term investments                       (488,938) (144,874)
   Proceeds from the sale or maturity of short-term
    investments                                              361,008   138,592
   Investments in and advances to foreign affiliates, net        245     3,014
   Proceeds from the sale of a portion of operations          25,821         -
   Acquisition of business                                   (47,540)        -
   Capital expenditures                                      (43,208)  (21,768)
   Other, net                                                  5,988     4,089
Net cash from investing activities                          (186,624)  (20,947)
Cash flows from financing activities:
   Notes payable to banks, net                                   194   (64,212)
   Principal payments of long-term debt                      (37,937)  (32,297)
   Repurchase of minority interest in a controlled
    subsidiary                                                  (485)   (5,000)
   Dividends paid                                             (2,824)   (2,824)
   Other, net                                                 (1,187)    1,048
Net cash from financing activities                           (42,239) (103,285)
Effect of exchange rate change on cash                           342     1,957
Net change in cash and cash equivalents                       35,464   (19,095)
Cash and cash equivalents at beginning of year                14,620    37,377
Cash and cash equivalents at end of period                 $  50,084 $  18,282

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative Instruments

As of January 1, 2005, Seaboard discontinued accounting for its foreign currency exchange agreements as hedges for all new agreements entered into by the commodity trading business. In addition, as of
January 1, 2005, Seaboard de-designated all then outstanding hedges with a value of $5,558,000, effectively fixing the asset resulting from the mark-to-market gain on the firm sales commitment recorded in other current assets on the Consolidated Balance Sheets as of December 31, 2004, until such time as the firm sales commitments mature. Beginning January 1, 2005, the mark-to-market changes in the foreign exchange agreements were no longer offset with the mark-to-market changes of the underlying firm sales commitment. While $50,000 and $4,241,000 of the related sales were consummated during the three and nine months ended October 1, 2005, respectively, $1,317,000 of the firm sales commitments were also sold as part of the sale of a portion of the third party trading operations as discussed in Note 2. There was no remaining net asset value as of October 1, 2005. Although management believes all of these instruments effectively managed market risks, the growth of Seaboard's commodity trading business increased the ongoing costs to maintain the extensive record-keeping requirements to qualify these instruments as hedges for accounting purposes.

Seaboard's interest rate exchange agreements do not qualify as hedges for accounting purposes. During the three and nine months ended October 1, 2005 Seaboard recorded gains of $3,101,000 and $1,713,000, respectively, related to these agreements compared to losses of $4,172,000 and $4,016,000 during the same periods of 2004. The gains and losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of interest paid or received. During the 2005 three and nine month periods, Seaboard made net payments of $1,162,000 and $3,585,000 respectively, compared to payments made of $2,142,000 and $5,409,000 during the same periods of 2004 resulting from the difference between the fixed rate paid and variable rate received on these agreements.

The nature of Seaboard's market risk exposure related to its derivative instruments has not changed materially since December 31, 2004 although the amount of commodity futures and option contracts and foreign exchange contracts decreased considerably with the sale of a portion of the third party trading operations as discussed in Note 2.

Supplemental Non-Cash Transactions

As more fully described in Note 2, Seaboard sold some components of its third party commodity trading operations in May 2005. The following table summarizes the non-cash transactions resulting from this sale:
                                                    Nine Months Ended
(Thousands  of  dollars)                             October  1, 2005

Decrease in net working capital                            $28,053
Decrease in fixed assets                                        75
Decrease in other assets                                        88
Receivable from buyer as of October 1, 2005                   (649)
Loss on the sale of a portion of operations                 (1,746)
Net proceeds from sale                                     $25,821

As more fully described in Note 2, Seaboard acquired a bacon processor
in   July   2005.   The  following  table  summarizes   the   non-cash
transactions resulting from this acquisition:

                                                    Nine Months Ended
(Thousands  of  dollars)                             October  1, 2005

Increase in net working capital                            $11,600
Increase in fixed assets                                    28,800
Increase in intangible assets                               30,800
Increase in goodwill                                        28,300
Increase in non-controlling interest                       (44,500)
Increase in other non-controlling interest                    (200)
Increase in put option value                                (6,700)
Payable to seller as of October 1, 2005                       (600)
Cash paid                                                  $47,500

Asset Retirement Obligations

Seaboard has recorded a long-lived asset and related liability for asset retirement obligation costs associated with the closure of the hog lagoons it is legally obligated to close. The following table shows the changes in the asset retirement obligation during the three and nine month periods of each year.

                                  Three Months Ended    Nine Months Ended
                                 October 1, October 2, October 1, October 2,
(Thousands of dollars)              2005      2004       2005      2004

Beginning balance                  $6,498    $6,449     $6,266    $6,086
Accretion expense                     116       116        348       345
Liability  for additional lagoons
 placed in service                      -         -         -        134
Ending balance                     $6,614    $6,565     $6,614    $6,565


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

Note  2  -  Acquisitions,  Dispositions  and  Repurchase  of  Minority
            Interest

On July 5, 2005, Seaboard completed the acquisition effective July 3, 2005 of Daily's, a bacon processor located in the western United States, for approximately $44,500,000 in cash, plus preliminary working capital adjustments of approximately $3,100,000 subject to final adjustments, a 4.74% equity interest in Seaboard Foods LLC (previously Seaboard Farms, Inc.) with an estimated value of approximately $44,500,000, a put option associated with the 4.74% equity interest estimated to have a fair value of approximately $6,700,000, as discussed below and $700,000 of additional acquisition costs incurred. The acquisition includes Daily's two bacon processing plants located in Salt Lake City, Utah and Missoula, Montana. Daily's produces premium sliced and pre-cooked bacon primarily for food service. This acquisition continues Seaboard's expansion of its integrated pork model into value-added products and is expected to enhance Seaboard's ability to venture into other further processed pork products. The Sellers have an option to put their 4.74% equity interest back to Seaboard after two years for the greater of $40 million or a formula determined value, as defined, as of the put date. The minimum put option value of $40 million expires after five years. Likewise, Seaboard has a call provision after five years of operations whereby Seaboard could reacquire the 4.74% equity interest for the greater of $45 million or a formula determined value.

The percentage ownership interest issued to the Sellers was based on an earnings multiple of the business which approximates fair value. Seaboard is in the process of finalizing the agreement of working capital acquired and finalizing third-party valuations of the real estate and certain intangible assets acquired; accordingly the purchase price allocation may be revised when final information is obtained and completed. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the effective acquisition date of July 3, 2005.

(Thousands of dollars)                                   July 3, 2005

Net working capital                                       $11,600,000
Net property, plant and equipment                          28,800,000
Intangible assets                                          30,800,000
Goodwill                                                   28,300,000
  Purchase price, subject to final adjustments            $99,500,000

The intangible assets acquired include approximately $24,000,000 of trade names and registered trademarks which are not subject to amortization. The remaining intangible asset balance consists primarily of contractual and direct customer relationships, and covenants not to compete and will be amortized over five years.

Operating results for Daily's are included in Seaboard's Consolidated Statement of Operations from the date of acquisition. Pro forma results of operations are not presented, as the effects of the acquisition are not considered material to Seaboard's results of operations.

Effective May 9, 2005 Seaboard's Commodity Trading and Milling segment agreed to sell some components of its third party commodity trading operations, consisting primarily of certain forward sales contracts, certain grain inventory and all related contracts to support such sales contracts, including commodity futures and options, foreign exchange agreements, purchase contracts and charter agreements for $26,470,000, subject to final adjustments. This transaction closed on May 27, 2005. As a result of the sale, Seaboard intends to focus on the supply of raw materials to its core milling operations and the transaction of third party commodity trades in support of these operations. In addition, Seaboard intends to continue competing in many of the markets and routes associated with the sale transaction, although at a reduced level.

The counterparty to this transaction is a South African multi-national shipping company, Grindrod Limited. Since Seaboard does not use hedge accounting for its commodity and foreign exchange derivative instruments, these derivative instruments were marked to market through the effective date of the sale while the change in value of the related commodity forward purchase and sale agreements were not. As a result, derivative gains relating to derivative instruments sold totaling $2,161,000 were included in operating income prior to the sale of a portion of the operations resulting in a loss on the sale transaction totaling $1,746,000, subject to final adjustments.

Since Seaboard has conducted its commodity trading business with third parties, consolidated subsidiaries, and foreign affiliates on an interrelated basis and intends to continue trading with third parties in certain markets, operating income from the business sold cannot be clearly distinguished from the remaining operations of Seaboard's Commodity Trading and Milling segment without making numerous subjective assumptions primarily with respect to mark-to-market accounting. For the first half of 2005, this transaction did not have a material effect on net sales, net earnings or earnings per common share as transactions in process at the date of sale were completed by and the responsibility of Seaboard after the date of sale. Seaboard's revenues from the portion of the operations sold for the first two quarters of 2005 totaled approximately $317,291,000, compared to $311,952,000 for the first two quarters of 2004. Net sales for the third quarter of 2005 for third party commodity trading operations decreased $98,845,000, compared to the same period in 2004, primarily as a result of the sale to Grindrod Limited and will continue to be comparably smaller than 2004 for the remainder of 2005 primarily as a result of this transaction; however, the extent of the decrease beyond 2005 will depend on Seaboard's ability to effectively compete in the markets.

In connection with the December 2001 sale of a 10% minority interest in one of the two power barges in the Dominican Republic, the buyer was given a three-year option to sell the interest back to Seaboard for the book value at the time of sale, pending collections of outstanding receivables. During January 2004, the buyer provided notice to exercise the option valued at $5,709,000. An initial payment of $5,000,000 was paid during the second quarter of 2004 to reacquire this interest and $485,000 was paid during the third quarter of 2005 with the remaining balance payable upon collection of the remaining outstanding receivables.

In addition, Seaboard has historically paid commissions to a related entity of the above party relative to the performance of the other power barge. During the second quarter of 2004 Seaboard agreed to terminate that relationship by making a one-time payment of $2,000,000, included in selling, general and administrative expenses.

Note 3 - Inventories

The following is a summary of inventories at October 1, 2005 and December 31, 2004:


                                                       October 1,  December 31,
(Thousands of dollars)                                    2005        2004

At lower of LIFO cost or market:
   Live hogs & materials                                  $145,213  $141,126
   Dressed pork & materials                                 20,809    20,334
                                                           166,022   161,460
   LIFO allowance                                            3,389       461
        Total inventories at lower of LIFO cost or market  169,411   161,921

At lower of FIFO cost or market:
   Grain, flour and feed                                    91,802    98,699
   Sugar produced & in process                              20,526    20,006
   Other                                                    31,949    20,423
        Total inventories at lower of FIFO cost or market  144,277   139,128
         Total inventories                                $313,688  $301,049

Note 4 - Income Taxes

During the fourth quarter of 2004, President Bush signed into law H.R. 4520, the American Jobs Creation Act ("Act"). The Act is a significant and complicated reform of U.S. income tax law. The Act contains several provisions which will be favorable for Seaboard. Of particular note, the Act repealed the prior law treatment of shipping income as a component of subpart F income. This change allows Seaboard to avoid current U.S. taxation on its post-2004 shipping income and has a material impact on Seaboard's 2005 and future effective tax rate and cash tax payments. This change decreased income tax expense approximately $5,580,000 and $19,234,000 for the three and nine months ended October 1, 2005, respectively.

The Act would also allow Seaboard a one-time election to repatriate permanently invested foreign earnings at a 5.25% effective U.S. income tax rate rather than the statutory 35% rate, if certain domestic reinvestment requirements are met. Management is currently evaluating this provision of the Act and expects to complete its evaluation in the fourth quarter of 2005. Factors in Seaboard's decision to utilize this provision include its ability to economically borrow at the foreign subsidiary level to allow for the payment of a qualifying dividend, the recent disposition of a portion of the third party commodity trading operations discussed in Note 2 above, and Seaboard's planned domestic and international cash needs. Because of various uncertainties, the range of potential dividend amounts and corresponding taxes cannot be reasonably estimated at this time. As of October 1, 2005, no provision has been made in the accounts for Federal income taxes which would be payable if the undistributed earnings of certain foreign subsidiaries were distributed to Seaboard Corporation since management has currently determined that the earnings are permanently invested in these foreign operations. Should such
accumulated   earnings   be  distributed,   ignoring   the    one-time
election to repatriate foreign earnings at a reduced rate, the resulting Federal income taxes applicable to earnings through October 1, 2005 assuming a 35% federal income tax rate would have amounted to approximately $105,000,000.

Seaboard is regularly audited by federal, state and foreign tax authorities, which may result in adjustments. The IRS has recently closed its examination of Seaboard's federal income tax returns for 2000 through 2002 and as part of its normal process forwarded the case for review to the Joint Committee on Taxation (JCT). If the IRS report is accepted by the JCT, Seaboard will record a tax benefit when the case is finalized.

Seaboard also filed tax returns utilizing NOLs on September 15, 2005. See Note 7 for further discussion.

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

The net periodic benefit cost of these plans was as follows:

                                    Three months ended      Nine months ended
                                   October 1, October 2,  October 1, October 2,
(Thousands of dollars)                2005       2004        2005       2004

Components of net periodic benefit
 cost:
 Service cost                       $   924   $  854       $ 2,782   $ 2,467
 Interest cost                        1,096    1,021         3,300     2,877
 Expected return on plan assets      (1,123)    (847)       (3,387)   (2,414)
 Amortization and other                 294      210           884       605
 Net periodic benefit cost          $ 1,191   $1,238       $ 3,579   $ 3,535

Note 6 - Commitments and Contingencies

Seaboard reached an agreement in 2002 to settle litigation brought by the Sierra Club. Under the terms of the settlement, Seaboard conducted an investigation at three farms. Based on the investigation, it has been determined that two farms do not require any corrective action. The investigation at the one remaining farm is continuing; however, it has been determined that the lagoon at this farm is a likely source of elevated nitrates in the ground water. Seaboard advised the Oklahoma Department of Agriculture, Food & Forestry as to this fact, and is in the process of determining the necessary corrective action. The cost of the repairs and any other implications are not known at this time, but if a new lagoon is constructed, the cost could exceed $1 million. The farm was one of the farms purchased from PIC International Group, Inc. (PIC). Seaboard has given notice to PIC as to its right to indemnification from any loss as a result of the lagoon. To date, PIC has declined to provide indemnification.

Seaboard is subject to regulatory actions and an investigation by the United States Environmental Protection Agency (EPA) and the State of Oklahoma. One such action involves five properties utilized in
Seaboard's hog production operations which were purchased from PIC International Group, Inc. (PIC). Seaboard has undertaken an extensive investigation, and has had significant discussions with the EPA and the State of Oklahoma, proposing to undertake continued monitoring and take a number of corrective actions with respect to the farms, and one additional farm, in order to attempt to settle the action. The EPA, Seaboard and PIC have also engaged in settlement negotiations regarding civil penalty. Originally, the EPA stated that any settlement must include a civil fine of $1,200,000, but the EPA has since reduced the amount of its demand for a civil penalty to $345,000. Seaboard believes that the EPA has no authority to impose a civil fine, but settlement discussions are continuing. If the matter is not settled, the EPA could bring an action against Seaboard, although Seaboard believes it has meritorious defenses to any such action. The EPA could instead determine to take no further action.

A tentative verbal settlement has been reached with the State of Oklahoma to resolve the State's notice of violation regarding the same farms and allegations of violations of State law based on the same facts as those alleged by the EPA. The settlement with the State of Oklahoma would require Seaboard to pay a fine of $100,000 and to undertake agreed upon supplemental environmental projects at a cost of approximately $80,000. The settlement is subject to the final terms of the settlement being agreed to and the approval of the Oklahoma Board of Agriculture. Irrespective of the settlement, Seaboard has completed or is in the process of completing many of the proposed corrective actions at the relevant farms.

PIC is indemnifying Seaboard with respect to the action pursuant to an indemnification agreement which has a $5 million limit. To date, the $5 million limit has not been exceeded. If the tentative settlement with the State of Oklahoma is agreed to, the estimated cumulative costs which will be expended will total approximately $6.9 million, not including the additional legal costs required to negotiate the settlement or the penalties demanded by the EPA and tentatively agreed to with the State of Oklahoma. If the measures taken pursuant to the settlement are not effective, other measures with additional costs may be required. PIC has advised Seaboard that it is not responsible for the costs in excess of $5 million. Seaboard disputes PIC's determination of the costs to be included in the calculation to determine whether the $5 million limit will be exceeded and believes that the costs to be considered are less than $5 million, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard has agreed to conduct such testing and sampling as a part of the sampling it conducts in the normal course of operations and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard also believes that a more general indemnity agreement would require indemnification of liability in excess of $5 million (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

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

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. The following table sets forth the terms of guarantees as of October 1, 2005.

Guarantee beneficiary                     Maximum exposure       Maturity

Foreign non-consolidated affiliate grain     $  712,000       Annual renewal
  processor - Uganda

Foreign non-consolidated affiliate food      $  400,000         August 2006
  product distributor - Ecuador

Various hog contract growers                 $1,529,000       Annual renewal

Seaboard guaranteed a bank borrowing for a subsidiary of a foreign affiliate grain processor in Kenya, Unga Holdings Limited (Unga), a nonconsolidated milling affiliate, to facilitate bank financing used for the rehabilitation and expansion of a milling facility in Uganda. This guarantee was a part of the original purchase agreement with Unga when Seaboard first invested in this company in 2000. The guarantee can be drawn upon in the event of non-payment of a bank borrowing by Unga. While the guarantee may be cancelled by Seaboard annually, the bank has the right to draw on the guarantee in the event it is advised that the guarantee will be cancelled. The guarantee renews annually until the debt expires in 2007. Unga Holdings has provided a reciprocal guarantee to Seaboard. As of October 1, 2005, $616,000 was outstanding related to this guarantee.

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

As of October 1, 2005, Seaboard had outstanding $52,900,000 of letters of credit (LCs) with various banks that reduced Seaboard's borrowing capacity under its committed credit facility. Included in this amount are LCs totaling $42,688,000 which support the Industrial Development Revenue Bonds included as long-term debt and $9,458,000 of LCs related to insurances coverages.

Note  7  -  Stockholders' Equity and Accumulated  Other  Comprehensive
            Income (Loss)

In conjunction with a 2002 transaction (the Transaction) between Seaboard and its parent company, Seaboard Flour LLC (the Parent Company), whereby Seaboard effectively repurchased shares of its common stock owned by the Parent Company in return for repayment of all indebtedness owed by the Parent Company to Seaboard, the Parent Company also transferred to Seaboard rights to receive possible future cash payments from a subsidiary of the Parent Company and the benefit of other assets owned by that subsidiary. Seaboard also received tax net operating losses ("NOLs") which allow Seaboard to reduce the amount of future income taxes it otherwise would pay. To the extent Seaboard receives cash payments as a result of the transferred rights or reduces its federal income taxes payable by utilizing the NOLs, Seaboard agreed to issue to the Parent Company new shares of common stock with a value equal to the cash received and/or the NOLs utilized. The value of the common stock for purposes of determining the number of shares issued is equal to the ten day rolling average closing price, determined as of the twentieth day prior to the issue date. The maximum number of shares of common stock which may be issued to the Parent Company under the Transaction is capped at 232,414.85, the number of shares which were originally purchased from the Parent Company.

On September 15, 2005, Seaboard filed tax returns utilizing the NOLs resulting in reducing its federal income tax by $8,317,416. Based on terms of the Transaction, the price of the shares of Seaboard's common stock to be issued to the Parent Company is equal to the ten day rolling average closing price prior to October 1, 2005, which was $1,317.44. This resulted in Seaboard issuing 6,313.34 shares to Parent Company on November 3, 2005. As of October 1, 2005, Seaboard has accounted for this income tax benefit by reducing current taxes payable in the amount of $8,317,416 and recording additional paid in capital.

As all contingencies regarding the issuance of the shares to the Parent Company were resolved as of October 1, 2005, the weighted average number of shares presented below reflect such shares as outstanding for one day for the basic earnings per share periods and for the entire third quarter for the diluted earnings per share periods. The following table reconciles the number of shares utilized in the earnings per share calculations:

                                  Three Months Ended      Nine Months Ended
                                 October 1, October 2,  October 1, October 2,
                                     2005       2004        2005       2004

Weighted average number of shares
Common shares - basic             1,255,123  1,255,054   1,255,077  1,255,054
Effect of dilutive securities
     Stock issuance to Parent         6,244          -       2,074          -
Common shares - diluted           1,261,367  1,255,054   1,257,151  1,255,054

Components of total comprehensive income, net of related taxes, are summarized as follows:



                                     Three Months Ended    Nine Months Ended
                                   October 1, October 2,  October 1, October 2,
(Thousands of dollars)                2005       2004        2005       2004

Net earnings                        $52,590    $46,548     $183,851   $108,181
Other comprehensive income (loss)
net of applicable taxes:
Foreign currency translation
 adjustment                            (993)      (470)       1,441      1,457
Unrealized gains on investments          62         37          109        111
Unrealized gains on cash flow hedges      -         80          155         18
Amortization of deferred gain on
 interest rate swaps                    (50)       (50)        (150)      (150)

Total comprehensive income          $51,609    $46,145     $185,406   $109,617

The components of and changes in accumulated other comprehensive loss for the nine months ended October 1, 2005 are as follows:

                                             Balance                  Balance
                                           December 31,    Period    October 1,
(Thousands of dollars)                        2004         Change       2005

Foreign currency translation adjustment    $(53,986)       $1,441    $(52,545)
Unrealized gain on investments                  257           109         366
Unrecognized pension cost                      (375)            -        (375)
Net unrealized loss on cash flow hedges        (188)          155         (33)
Deferred gain on interest rate swaps            551          (150)        401

Accumulated other comprehensive loss       $(53,741)       $1,555    $(52,186)

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

In February 2005, the Board of Directors of the Business, and the majority of the owners of the Business, including Seaboard, agreed to
pursue  the sale of the entire Business or all of its assets.   During
the third quarter of 2005, certain equity holders agreed to advance up to 4.5 million Euros (approximately $5.4 million) to the Business, one-half by Seaboard, to fulfill the terms of its debt covenants, make principal payments, avoid bankruptcy and finance the current year's
grape  purchases.   As  of  October 1,  2005,  Seaboard  had  advanced
$1,751,000.   Based  on  current negotiations to  sell  a  substantial
portion of the Business and all related wine labels, and other information on the fair value for the sale of all other assets of this Business, management believes if negotiations are successful the remaining carrying value of its investment at the time of disposition
will   be  recoverable  from  sales  proceeds.   Seaboard  anticipates
incurring additional losses from the operations of this Business until the sale of this Business is completed. As of October 1, 2005, the remaining carrying value of Seaboard's investments in and advances to this business total $4,060,000, including $2,758,000 of foreign currency translation gains recorded in other comprehensive income from this business which will be recognized in earnings upon completion of the sale. The investment and losses from the Business are included in the All Other segment.

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

Sales to External Customers:
                                   Three Months Ended     Nine Months Ended
                                  October 1, October 2, October 1,  October 2,
(Thousands of dollars)               2005       2004       2005        2004

Pork                               $259,185   $241,538  $  756,652  $  716,667
Commodity Trading and Milling       159,304    255,808     718,216     805,859
Marine                              161,111    124,994     470,692     354,143
Sugar and Citrus                     31,469     25,749      64,079      54,600
Power                                21,145     12,768      56,726      43,892
All Other                             4,565      6,605      20,703      20,283
   Segment/Consolidated Totals     $636,779   $667,462  $2,087,068  $1,995,444


Operating Income:
                                   Three Months Ended     Nine Months Ended
                                  October 1, October 2, October 1,  October 2,
(Thousands of dollars)               2005       2004       2005        2004

Pork                               $ 42,719   $ 39,637  $  141,011  $  100,719
Commodity Trading and Milling         2,113      9,936      29,858      17,232
Marine                               18,075     17,687      64,046      42,934
Sugar and Citrus                      3,156      3,271       8,427       9,370
Power                                 2,072      2,105       6,640       3,359
All Other                               521        962       2,351       2,326
   Segment Totals                    68,656     73,598     252,333     175,940
Corporate Items                      (3,273)    (2,230)     (7,722)     (6,283)
   Consolidated Totals             $ 65,383   $ 71,368  $  244,611  $  169,657


Income (Loss) from Foreign Affiliates:

                                   Three Months Ended     Nine Months Ended
                                  October 1, October 2, October 1,  October 2,
(Thousands of dollars)               2005       2004       2005        2004

Commodity Trading and Milling      $  2,157   $  1,365  $    5,635  $    3,953
Sugar and Citrus                       (230)        71         (17)        247
All Other                            (1,692)    (1,333)     (7,127)     (4,328)
   Segment/Consolidated Totals     $    235   $    103  $   (1,509) $     (128)


Investments in and Advances to Foreign Affiliates:

                                                October 1,     December 31,
(Thousands of dollars)                             2005           2004

Commodity Trading and Milling                  $   31,023      $   26,762
Sugar and Citrus                                    1,952           2,050
All Other                                           4,060           9,189
   Segment/Consolidated Totals                 $   37,035      $   38,001

Total Assets:
                                                October 1,     December 31,
(Thousands of dollars)                             2005           2004

Pork                                           $  738,736      $  655,551
Commodity Trading and Milling                     268,110         278,324
Marine                                            240,114         138,238
Sugar and Citrus                                  114,123          90,035
Power                                              91,889          77,978
All Other                                           9,969          13,924
   Segment Totals                               1,462,941       1,254,050
Corporate Items                                   195,967         182,644
   Consolidated Totals                         $1,658,908      $1,436,694

During the third quarter of 2005, Seaboard revised its allocation of corporate items for operating income to the individual segments to primarily represent corporate services rendered to and costs incurred for each specific division with no allocation to individual segments of general corporate management oversight costs. Previously, administrative services provided by the corporate office were primarily allocated to the individual segments based on the size and nature of their operations with certain operating expenses not specifically allocated to individual segments. Operating income for each segment presented above for the three and nine months ended October 2, 2004 and the first six months of 2005 have been restated to reflect changes in the allocation of administrative services by the corporate office. Corporate assets include short-term investments, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments increased $163.4 million from December 31, 2004 reflecting the cash generated from operations and proceeds of $25.8 million from the sale of a portion of the commodity trading operations as noted below. Cash from operating activities totaled $264.0 million for the nine months ended October 1, 2005, of which $43.2 million was used for capital expenditures, $37.9 million was used to pay scheduled maturities on long-term debt and $47.5 million for the acquisition of Daily's as discussed below. Cash from operating activities for the nine months ended October 1, 2005 increased compared to the same period one year earlier primarily reflecting the increased earnings of the Pork, Commodity Trading and Milling, and Marine segments without corresponding increases in working capital needs as experienced in the prior year. In addition, ongoing working capital requirements have decreased for the Commodity Trading and Milling segment with the sale of some components of the commodity trading operations as noted below.

Acquisitions, Capital Expenditures and Other Investing Activities

As discussed in Note 2 to the Condensed Consolidated Financial Statements, effective May 9, 2005 Seaboard's Commodity Trading and Milling segment sold some components of its third party commodity trading operations for $26.5 million, subject to final adjustments. Transactions in process at the date of sale were completed by and the responsibility of Seaboard after the date of sale. Although Seaboard intends to continue competing in many of the markets of the sold operations, the volume of business will be less and thus the overall working capital requirements will be less in the future periods than periods prior to the sale.

During the nine months ended October 1, 2005, Seaboard invested $43.2 million in property, plant and equipment, of which $5.3 million was expended in the Pork segment, $11.7 million was expended in the Commodity Trading and Milling segment, $15.5 million in the Marine segment, and $9.7 million in the Sugar and Citrus segment. For the Commodity Trading and Milling segment, $8.8 million was spent to purchase a used bulk vessel and make necessary improvements. For the Marine segment, $4.1 million was spent to purchase a crane and a previously chartered containerized cargo vessel, with the remaining expenditures primarily used to purchase cargo carrying equipment. In the Sugar and Citrus segment, the capital expenditures were primarily used for mill expansion, plantation development and harvesting equipment. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades. For the remainder of 2005 management has budgeted additional capital expenditures totaling $20.6 million, including $3.8 million for the Pork segment, $2.8 million for the Commodity Trading and Milling segment, $11.3 million in the Marine segment, and $2.2 million in the Sugar and Citrus segment. These budgeted expenditures are primarily of a normal recurring nature and include replacements of equipment and general facility upgrades and improvements with the exception of approximately $6.0 million to purchase cargo-carrying equipment for the Marine segment. Management anticipates funding these capital expenditures from internally generated cash, the use of available short-term investments or existing borrowing capacity.

During the fourth quarter of 2004, Seaboard placed $0.7 million in escrow for a potential investment in an electricity generating company in the Dominican Republic. Initially, Seaboard's investment commitment was for a total of $3.4 million, or a 12.9% investment in this company, but during the second quarter of 2005, Seaboard increased its commitment to approximately $5.5 million for a total investment of less than 20% in this company. Seaboard has contracted to pay the remaining portion of the investment as soon as the local government, regulatory and banking approvals are received. However, because of delay in obtaining the requisite consents, both the seller and the purchaser presently have the right to cancel the transaction, although neither has yet exercised this right. It is unknown when, or if, the requisite consents will ever be obtained in order to complete the transaction.

As discussed in Note 2 to the Condensed Consolidated Financial Statements, at the beginning of the third quarter of 2005, Seaboard completed the acquisition of a bacon processing company (Daily's) in exchange for $44.5 million in cash, plus preliminary working capital adjustments of approximately $3.1 million subject to final adjustments, a 4.74% equity interest in Seaboard Foods LLC (formerly Seaboard Farms, Inc.) valued at $44.5 million, a put right associated with the 4.74% interest in Seaboard Foods LLC valued at $6.7 million and $0.7 million of acquisition costs incurred. The cash payment was funded with proceeds from the sale of short-term investments.

Financing Activities and Debt

During the second quarter of 2005, Seaboard allowed a $20.0 million committed line of credit to expire and also cancelled its $95.0 million subsidiary credit facility, leaving its $200.0 million five-year committed credit facility, and uncommitted lines totaling $29.4 million as of October 1, 2005. Subsequent to October 1, 2005, Seaboard reduced its five-year committed credit facility to $100 million as a result of the current levels of cash and short-term investments held by Seaboard. The borrowings outstanding as of
October 1, 2005 of $2.0 million were under uncommitted lines. Outstanding standby letters of credit totaling $52.9 million reduced Seaboard's borrowing capacity under its committed credit line,
primarily   representing  $42.7  million  for  Seaboard's  outstanding
Industrial Development Revenue Bonds and $9.5 million related to insurance coverages.

In addition to funding Seaboard's planned capital expenditures as discussed above, Seaboard's remaining 2005 scheduled long-term debt maturities total $22.9 million. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate to make these scheduled debt payments and support existing operations during fiscal 2005. Management periodically reviews various alternatives for future financings to provide additional liquidity for future operating plans, and intends to continue seeking opportunities for expansion in the industries in which Seaboard operates.

See Note 6 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales decreased $30.7 million and increased $91.6 million for the three and nine month periods of 2005, respectively, compared to the same periods in 2004, respectively. The decrease for the quarter primarily reflect the sale of some components of Seaboard's third party commodity trading operations as discussed in Note 2 of the Condensed Consolidated Financial Statements. Partially offsetting the decrease in the quarter and primarily reflecting the increase in net sales for the nine month period of 2005 are improved average rates and volumes for marine cargo service, improved international markets for the Pork segment and, to a lesser degree, the acquisition of Daily's.

Operating income decreased $6.0 million and increased $75.0 million for the three and nine month periods of 2005, respectively, compared to the same periods of 2004. The decrease for the 2005 quarter primarily represents lower sales volumes discussed above and significant losses from the mark-to-market of commodity futures and options in the Commodity Trading and Milling segment. The increase for the nine months of 2005 is primarily the result of the improved rates and volumes in the Marine segment, lower feed costs and improved international markets in the Pork segment and the significant losses recorded in 2004 from the mark-to-market of commodity futures and options in the Commodity Trading and Milling segment.

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

Operating income for each segment presented below for the three and nine months ended October 2, 2004 and the first six months of 2005 have been restated to reflect changes in the allocation of administrative services by the corporate office as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Pork Segment
                       Three Months Ended       Nine Months Ended
                      October 1, October 2,   October 1,  October 2,
(Dollars in millions)    2005       2004         2005        2004

Net sales               $259.2     $241.5       $756.7      $716.7
Operating income        $ 42.7     $ 39.6       $141.0      $100.7

Net sales for the Pork segment increased $17.7 million for the quarter and increased $40.0 million for the first nine months of 2005 as compared to 2004. The increases were primarily the result of the acquisition of Daily's, a processor of premium sliced and pre-cooked bacon as discussed in Note 2 to the Condensed Consolidated Financial Statements, and to a lesser degree, the result of strong demand in the international markets which provided opportunities to shift volumes and product mix to higher margin opportunities in international markets. The increases were partially offset by lower prices for pork products in the domestic markets. Management expects prices for the remainder of 2005 to be lower than prices in the similar period of 2004.

Operating income for the Pork segment increased $3.1 million and $40.3 million for the three and nine month periods of 2005, respectively, compared to the same periods of 2004. For the quarter, the increase was primarily the result of the acquisition of Daily's. For the nine months, the increase is primarily a result of lower feed costs, a higher percentage of Seaboard-raised hogs processed which cost less than third party hogs and, to a lesser extent, the acquisition of Daily's.

During the past several quarters, market prices for pork products were high relative to historic norms and there was a shift of more sales to the international markets. Historically high market prices have not been sustained over long periods of time. Management is unable to predict future market prices for pork products, feed costs and third party hogs, or how long the international market volumes will continue to grow as compared to the domestic market volumes. Management expects operating results to remain positive for the remainder of 2005.

Commodity Trading and Milling Segment

                               Three Months Ended        Nine Months Ended
                              October 1, October 2,   October 1,  October 2,
(Dollars in millions)            2005       2004         2005        2004

Net sales                       $159.3     $255.8       $718.2      $805.9
Operating income                $  2.1     $  9.9       $ 29.9      $ 17.2
Income from foreign affiliates  $  2.2     $  1.4       $  5.6      $  4.0

As discussed in Note 2 to the Condensed Consolidated Financial Statements, effective May 9, 2005, Seaboard sold some components of its third party commodity trading operations. Seaboard intends to continue competing in many of the markets and routes associated with the sale transaction, although at a reduced level. Since Seaboard has conducted its commodity trading business with third parties, consolidated subsidiaries, and foreign affiliates on an interrelated basis and intends to continue trading to third parties in certain markets, operating income from the business sold cannot be clearly distinguished from the remaining operations of Seaboard's Commodity Trading and Milling segment without making numerous subjective assumptions primarily with respect to mark-to-market accounting. For the first half of 2005, this transaction did not have a material effect on net sales, net earnings or earnings per common share as transactions in process at the date of sale were completed by and the responsibility of Seaboard after the date of sale. Seaboard's revenues from the portion of the operations sold for the first two quarters of 2005 totaled approximately $317.3 million, compared to $312.0 million for the first two quarters of 2004. Net sales for the third quarter of 2005 for the third party commodity trading operations decreased $98.8 million, compared to the third quarter of 2004, and will continue to be comparably smaller than 2004 for the remainder of 2005 as a result of this transaction; however, the extent of the decrease beyond 2005 will depend on the ability to effectively compete in the markets.

Net sales for the Commodity Trading and Milling segment decreased $96.5 and $87.7 million for the three and nine month periods of 2005, respectively, compared to the same periods of 2004. The decreases primarily reflect the sale of some components of Seaboard's third party commodity trading operations as discussed above.

Operating income for this segment decreased $7.8 million and increased $12.7 million for the three and nine month periods of 2005, respectively, compared to the same periods of 2004, primarily reflecting the significant impact of marking to market the derivative contracts as discussed below and, for the quarter, the sale of operations discussed above. Included in operating income for the nine months of 2005 are $2.2 million of derivative gains related to derivative instruments sold in the sale transaction discussed above as a result of mark- to-market accounting discussed below. Additionally, both periods reflect improved margins on sales to certain affiliates, and improved operations for certain milling locations. These improvements were partially offset by higher selling, general and administrative costs in 2005 primarily as a result of higher bad debt expenses. Due to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income, excluding the potential effects of derivative gains or losses, to continue in 2005.

Had Seaboard applied hedge accounting to its derivative instruments, operating income would have been higher by $4.6 million and lower by $0.3 million for the three and nine months of 2005, respectively, whereas operating income for the three and nine months of 2004 would have been higher by $0.4 million and $10.8 million, respectively. While management believes its foreign exchange contracts and commodity futures and options are economic hedges of its firm purchase and sales contracts, Seaboard does not perform the extensive record-keeping required to account for either type of derivative as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As a result, operating income for the three and nine months of 2005 includes commodity derivative losses of $3.5 and $0.5 million, respectively, compared to losses of $0.4 million and $10.8 million for the same 2004 periods related to these mark-to-market adjustments. In addition, operating income for the three and nine months of 2005 includes foreign exchange contract losses of $1.1 million and gains of $0.7 million, respectively. During 2004, the foreign exchange contracts were accounted for as hedges. Seaboard's market risk exposure related to its derivative instruments has been reduced with the sale of the third party commodity trading business as discussed below.

Income from foreign affiliates for the three and nine months of 2005 increased $0.8 million and increased $1.6 million, respectively, from the same 2004 periods primarily as a result of improved local operating conditions. Based on current political and economic situations in the countries in which the flour and feed mills operate, management cannot predict whether the foreign affiliates will remain profitable for the remainder of 2005.

Marine Segment
                            Three Months Ended       Nine Months Ended
                          October 1,  October 2,   October 1, October 2,
(Dollars in millions)        2005        2004         2005       2004

Net sales                   $161.1      $125.0       $470.7     $354.1
Operating income            $ 18.1      $ 17.7       $ 64.0     $ 42.9

Net sales for the Marine segment increased $36.1 million and $116.6 million for the three and nine month periods of 2005, respectively, compared to the same periods of 2004. These increases are the result of higher average cargo rates and higher cargo volumes in most markets reflecting the continuation of improved market conditions since the second half of 2004. Management cannot predict whether rates will continue to increase or be in an amount sufficient to cover increases in charter hire and fuel related expenses.

Operating income for the Marine segment increased $0.4 million and $21.1 million for the three and nine months of 2005, respectively, compared to the same periods of 2004, primarily reflecting the increased rates and volumes discussed above, partially offset by higher charter hire expenses and fuel costs, especially during the third quarter of 2005. Although management cannot predict changes in future cargo rates, fuel related costs, charter hire expenses or to what extent changes in economic conditions will impact cargo volumes, it does expect this segment to remain profitable for the remainder of 2005.

Sugar and Citrus Segment
                                    Three Months Ended     Nine Months Ended
                                   October 1, October 2,  October 1, October 2,
(Dollars in millions)                 2005       2004        2005       2004

Net sales                             $ 31.5    $25.7        $ 64.1    $ 54.6
Operating income                      $  3.2    $ 3.3        $  8.4    $  9.4
Income (loss) from foreign affiliates $ (0.2)   $ 0.1        $  0.0    $  0.2

Net sales for the Sugar and Citrus segment increased $5.8 million and $9.5 million, respectively, for the three and nine months of 2005 compared to the same periods of 2004 primarily as a result of higher sales volumes of sugar from increased purchases of sugar from third parties for resale and, to a lesser extent, increased production.

Operating income decreased $0.1 million and $1.0 million, respectively, for the three and nine month periods of 2005 compared to the prior year as a result of operating losses from lower margins for the citrus operation partially offset by higher sugar sales discussed above. Management expects operating income will remain positive for 2005.

Power Segment
                            Three Months Ended       Nine Months Ended
                          October 1, October 2,    October 1, October 2,
(Dollars in millions)        2005       2004          2005       2004

Net sales                   $ 21.1     $12.8         $ 56.7     $ 43.9
Operating income            $  2.1     $ 2.1         $  6.6     $  3.4

Net sales for the Power segment increased $8.3 million and $12.8 million for the three and nine month periods of 2005, respectively, compared to the same periods of 2004 primarily reflecting higher sales prices and in the third quarter, to a lesser extent, increased kilowatt hour production. Sales prices have increased during 2005 reflecting the increased cost of fuel. While Seaboard has entered into short-term and long-term sales contracts for most of its production capacity, at times management has curtailed production to avoid selling power in the spot market. During the third quarter of 2005, management began selling additional amounts in the spot market based on favorable spot market conditions. Management will continue to monitor the situation and will impose further curtailments to avoid sales to the spot market if market conditions do not remain favorable.

Operating income remained flat at $2.1 million for the quarter and increased $3.2 million for the nine month period of 2005 compared to the same period of 2004. Although the third quarter operating income remained flat, the third quarter of 2004 included a reversal of $1.0 million of bad debt expense. For the nine months, the increase is primarily reflecting lower commission and bad debt expenses in 2005, partially offset by higher fuel costs in excess of increased sales prices and the impact of the strengthening peso on local expenses. During 2004, Seaboard terminated a business relationship with a one-time commission payment of $2.0 million during the second quarter of 2004. Management expects the economic situation in the Dominican Republic to remain relatively stable in the near term; however, higher fuel prices could pose a significant payment risk for the electric sector. Assuming fuel prices are stable or revert to more historical price levels, management expects to remain profitable for the remainder of 2005.

All Other
                            Three Months Ended      Nine Months Ended
                          October 1, October 2,   October 1, October 2,
(Dollars in millions)        2005       2004         2005       2004

Net sales                   $  4.6     $ 6.6        $ 20.7     $ 20.3
Operating income            $  0.5     $ 1.0        $  2.4     $  2.3
Loss from foreign affiliate $ (1.7)    $(1.3)       $ (7.1)    $ (4.3)

The loss from foreign affiliate reflects Seaboard's share of losses from its equity method investment in a Bulgarian wine business. In 2005 Seaboard recorded 100% of the losses from this business compared to 37% in 2004. The loss in 2004 for this business includes a provision for inventory write-downs of which Seaboard recorded its share, $0.8 million, during the second quarter of 2004. Management expects additional losses from the operations of this business for the remainder of 2005. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of this business and intentions to sell the business.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $6.5 million and $7.9 million during the three and nine months of 2005 compared to the same periods of 2004 primarily as a result of increases in the Marine segment reflecting increased selling costs related to the volume growth of this business, increases in the Commodity Trading and Milling segment primarily from higher bad debt expense and, to a lesser extent, the acquisition of Daily's in the
Pork segment. Lower commission expenses and bad debt expense for the Power segment partially offset these increases for the nine month period. As a percentage of revenues, SG&A increased to 5.7% and 4.8% for the 2005 three and nine month periods, respectively, compared to 4.4% and 4.6%, respectively, for the same periods of 2004 primarily as a result of the sale of some components of Seaboard's third party commodity trading operations to Grindrod Limited as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Interest Expense

Interest expense decreased $0.9 million and $3.7 million in the 2005 three and nine month periods, respectively, compared to the same periods of 2004 primarily reflecting the lower average level of short-term and long-term borrowings outstanding during 2005. During the second quarter of 2004, Seaboard repaid a significant portion of its short-term notes payable to banks with operating cash flows and there has been no need for additional borrowings.

Interest Income

Interest income increased $1.6 million and $4.3 million in the three and nine month periods of 2005, respectively, compared to the same periods of 2004, primarily reflecting the higher level of average funds invested during 2005 and an increase in interest received on outstanding customer receivable balances in the Power segment.

Minority and Other Noncontrolling Interests

Minority and other noncontrolling interests expense increased $1.9 million and $2.0 million in the three and nine month periods of 2005, respectively, compared to the same periods of 2004, primarily reflecting the acquisition of Daily's as discussed in Note 2.

Foreign Currency Gains (Losses)

Seaboard realized net foreign currency losses of $0.4 million in the three and nine month periods of 2005, compared to gains of $5.0 and $3.5 million in the same periods of 2004. The strengthening of the Dominican Republic peso during the third quarter of 2004 created gains of $5.1 and $2.5 million for the three and nine months ended October
2, 2004 compared to losses of $0.8 and $0.3 million for comparable periods in 2005.

Loss from the Sale of a Portion of Operations

As discussed in Note 2 to the Condensed Consolidated Financial Statements, Seaboard sold some components of its third party commodity trading operations in May 2005. Because Seaboard does not use hedge accounting for its commodity and foreign exchange agreements, gains of $2.2 million from the mark-to-market of the sold derivative instruments were recorded in cost of sales prior to the date of the sale while the change in value of the related firm sales commitment was not, resulting in a loss on the sale from this transaction totaling $1.7 million, subject to final adjustments.

Miscellaneous, Net

Miscellaneous, net for the three and nine months of 2005 includes $3.1 million and $1.7 million, respectively, of gains from the mark-to-market of interest rate swap agreements compared to losses of $4.2 million and $4.0 million, respectively for the same periods in 2004. These swap agreements do not qualify as hedges for accounting purposes and accordingly, changes in the market value are recorded to earnings as interest rates change. The third quarter of 2005 also includes income of $0.8 million of put option value change as discussed in Note 2 to the Condensed Consolidated Financial Statements. Miscellaneous, net for the three and nine months ended October 2, 2004 also includes losses of $1.6 and $1.3 million, respectively, from the mark-to-market of commodity futures and options contracts that management does not view as direct economic hedges of its operations.

Income Tax Expense

The effective tax rate decreased during 2005 compared to 2004 primarily as a result of changes to the treatment of shipping income by the U.S. taxing authorities as further discussed in Note 4 of Condensed Consolidated Financial Statements. In addition, see Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Internal Revenue Service's examination of Seaboard's federal income tax returns for 2000 through 2002.

Other Financial Information

On December 21, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the earnings repatriation provision on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards (SFAS) No. 109. Additionally, FSP 109-2 provides guidance regarding the required disclosures surrounding a company's reinvestment or repatriation of foreign earnings. Seaboard continues to evaluate this provision of the Act to determine the amount of foreign earnings to repatriate and expects to complete its evaluation in the fourth quarter of 2005.

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

At October 1 2005, Seaboard had net trading contracts to purchase 1,161,000 bushels of grain (fair value of negative $3,516,000) and to purchase 14,000 tons of meal (fair value of negative $87,000). At December 31, 2004, Seaboard had net trading contracts to purchase 7,626,000 bushels of grain (fair value of negative $304,000) and 81,000 tons of meal (fair value of negative $1,492,000).

At October 1, 2005, Seaboard had net agreements to exchange the equivalent of $32,882,000 of South African rand at an average contractual exchange rate of 6.40 ZAR to one U.S. dollar. At December 31, 2004, Seaboard had net agreements to exchange the equivalent of $98,476,000 of South African rand at an average contractual exchange rate of 6.14 ZAR to one U.S. dollar.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act 15(d) - 15(e) as of October 1, 2005. Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - During the third quarter of 2005, Seaboard completed the acquisition of Daily's. Management is currently completing post merger integration plans which include converting certain accounting information systems and is in the process of documenting and evaluating internal controls with respect to Daily's. Although management does not consider it material to its results of operations, Seaboard intends to extend its Sarbanes-Oxley Act of 2002 Section 404 compliance program to include Daily's with an effective date of July 1, 2006. Except as set forth above, there has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In order to settle threatened additional litigation with Sierra Club, Seaboard agreed to conduct an investigation to determine if corrective action is required at three farms purchased from PIC located in Kingfisher and Major Counties in Oklahoma according to an agreed-upon process. Based on the investigation, it has been determined that two farms do not require any corrective action. The investigation at the one remaining farm is continuing; however, it has been determined that the lagoon at this farm is a likely source of elevated nitrates in the ground water. Seaboard advised the Oklahoma Department of Agriculture, Food & Forestry as to this fact, and is in the process of determining the necessary corrective action. The cost of the repairs and any other implications is not known at this time, but if a new lagoon is constructed, the cost could exceed $1 million. The farm was one of the farms purchased from PIC International Group, Inc. (PIC). Seaboard has given notice to PIC as to its right to indemnification from any loss as a result of the lagoon. To date, PIC has declined to provide indemnification.

Seaboard's subsidiary, Seaboard Foods, Inc. (Seaboard Foods), is subject to an ongoing Unilateral Administrative Order (RCRA Order) pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 (RCRA), filed by the United States Environmental Protection Agency (EPA) on June 29. These same farms are the subject of a Notice of Violation letter received from the State of Oklahoma, alleging that Seaboard Foods has violated various provisions of state law and the operating permits based on the same conditions which gave rise to the RCRA Order.

Seaboard Foods disputes the RCRA Order and the State of Oklahoma's contentions on legal and factual grounds, and advised the EPA that it won't comply with the RCRA Order, as written. Notwithstanding, Seaboard Foods has undertaken an extensive investigation under the RCRA Order, and has had significant discussions with the EPA and the State of Oklahoma, proposing to pay a civil penalty and to undertake continued monitoring and take a number of corrective actions with respect to the farms, and one additional farm, in order to attempt to settle the RCRA Order and the Oklahoma Notice of Violation Originally, EPA advised Seaboard Foods that any such settlement must include a civil fine of $1,200,000, but EPA has since reduced the amount of its demand for a civil penalty to $345,000. Seaboard Foods believes that the EPA has no authority to impose a civil fine, but settlement discussions are continuing.

A tentative verbal settlement has been reached with the State of Oklahoma which would require Seaboard Foods to pay a fine of $100,000 and to undertake agreed upon supplemental environmental projects at a cost of $80,000. The settlement is subject to the final terms being agreed to and the approval of the Oklahoma Board of Agriculture. Irrespective of the settlement, Seaboard Foods has completed or is in the process of completing many of the proposed corrective actions at the relevant farms.

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

Item 6.  Exhibits

4.1  Notice of Reduction of Aggregate Commitments under Credit
     Agreement dated as of December 3, 2004 among Seaboard
     Corporation, Bank of America, N.A., Scotia Capital, Inc., Harris Trust and Savings Bank and Suntrust Bank and the Other Lenders Party Hereto

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




                          DATE:  November 4, 2005
                          Seaboard Corporation


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