Form 10-K
period 2005-12-31
SEABOARD CORP /DE/
filed 2006-03-07
CIK 88121

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2005

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

                               None
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [ X ]

Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or 15(d) of the Act. Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]   Accelerated filer [ X ]

                 Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act). Yes [   ]  No [ X ]

The aggregate market value of the 354,385 shares of Seaboard voting stock held by nonaffiliates was approximately $582,963,325, based on the closing price of $1,645.00 per share on July 1, 2005, the end of Seaboard's second fiscal quarter. As of February 17, 2006, the number of shares of common stock outstanding was 1,261,367.24.

               DOCUMENTS INCORPORATED BY REFERENCE

Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 6, 7, 7A and 8 are incorporated herein by reference to Seaboard Corporation's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part II, a part of item 5, and Part III, a part of item 10 and items 11, 12 and 13 are incorporated herein by reference to Seaboard Corporation's definitive proxy statement filed pursuant to Regulation 14A for the 2006 annual meeting of stockholders.

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

    (i) Seaboard's ability to obtain adequate financing and liquidity,

    (ii) the price of feed stocks and other materials used by Seaboard,

    (iii) the sale price or market conditions for pork, sugar and other products,

    (iv) the sales price or market conditions for other products and services,

    (v) the ability of trading and milling to successfully compete in the markets it serves and the volume of business and working capital requirements associated with the competitive trading environment,

    (vi)   the charter hire rates and fuel prices for vessels,

    (vii) the demand for power, related spot market prices and collectibility of receivables in the Dominican Republic,

    (viii) the effect of the fluctuation in exchange rates for the Dominican Republic peso,

    (ix) the potential effect of Seaboard's investment in a wine business on the consolidated financial statements,

    (x) the potential impact of various environmental actions pending or threatened against Seaboard,

    (xi) statements concerning profitability of any of Seaboard's segments,

    (xii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements,

    (xiii) the impact of the 2005 Daily's acquisition in enhancing Seaboard's ability to venture into further processed pork products, or

    (xiv) the timetable for the Triumph Foods pork processing plant to reach full double shift operating capacity.

    (xv) the ability of Seaboard to successfully market the increased volume of pork produced by Triumph Foods, or

    (xvi) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. The information contained in this Form 10-K and in other filings Seaboard makes with the Commission, including without limitation, the information under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, identifies important factors which could cause such differences.

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

Seaboard Flour LLC, a Delaware limited liability company, owns approximately 70.9 percent of the outstanding common stock of Seaboard. Mr. H. Harry Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own approximately
99.5 percent of the common units of Seaboard Flour LLC. Such Bresky family members also own additional shares, representing approximately 2.4 percent of the outstanding common stock of Seaboard.

(b)  Financial Information about Industry Segments

The information required by Item 1(b) of Form 10-K relating to Industry Segments is incorporated herein by reference to Note 13 of the Consolidated Financial Statements appearing on pages 55 through 59 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

(c)  Narrative Description of Business

  (1)  Business Done and Intended to be Done by the Registrant

       (i)  Principal Products and Services

     Pork Division - Seaboard, through its subsidiary Seaboard Foods LP, previously Seaboard Farms, Inc., engages in the businesses of hog production and pork processing in the United States. Through these operations, Seaboard produces and sells fresh, frozen and further processed pork products to further processors, foodservice outlets, grocery stores and other retail outlets, and other distributors throughout the United States, and to Japan and other foreign markets. Other further processing companies also purchase Seaboard's fresh and frozen pork products in bulk and produce products, such as lunchmeat, hams, bacon, and sausages. Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores. Seaboard also sells further processed pork products consisting primarily of raw and pre-cooked bacon from its two Daily's bacon plants acquired during 2005. Seaboard sells some of its fresh products under the brand name Prairie Freshr and began marketing its bacon and other further processed products under the Daily'sr brand name acquired in 2005. Seaboard's hog processing plant is located in Guymon, Oklahoma, and operates at double shift capacity. Seaboard's bacon plants acquired from Daily's during 2005 are located in Salt Lake City, Utah and Missoula, Montana.

     Seaboard's hog production operations consist of the breeding and raising of approximately 3.6 million hogs annually at facilities primarily owned or at facilities owned and operated by third parties with whom it has grower contracts. The hog production operations are located in the States of Oklahoma, Kansas, Texas and Colorado. As a part of the hog production operations, Seaboard produces specially formulated feed for the hogs at six owned feed mills. The remaining hogs processed are purchased from third party hog producers, primarily pursuant to purchase contracts.

     Commodity   Trading  and  Milling  Division   -   Seaboard's
     Commodity Trading and Milling Division, through its subsidiaries, Seaboard Overseas Limited located in Bermuda, Seaboard Overseas Trading and Shipping (PTY), Ltd. located in South Africa and Ecuador, internationally markets wheat, corn, soybean meal and other commodities in bulk to third party customers and affiliated companies. These commodities are purchased worldwide, with primary destinations to
     Africa, South America, the Caribbean, and the Eastern Mediterranean. The division expects to originate, transport and market approximately 2.5 million tons of grains and proteins on an annual basis. This estimate takes into consideration the sale of some components of its third party commodity trading operations as discussed in section Item 1(c) (1) (ii) "Status of Product or Segment". Seaboard
     integrates the service of delivering commodities to its customers through the use of chartered bulk vessels and its eight owned bulk carriers.

     This division also operates milling businesses in 12 countries, which are primarily supplied by the trading locations discussed above. The grain processing businesses are operated through five consolidated and six non-consolidated affiliates in Africa, the Caribbean and South America, with flour, feed and maize milling businesses which produce over 1.5 million metric tons of finished products per year. Most of the products produced by the milling operations are sold in the countries in which the products are produced.

     Marine Division - Seaboard, through its subsidiary, Seaboard Marine Limited, and various foreign affiliated companies and third party agents, provides containerized cargo shipping service to over twenty-five countries between the United States, the Caribbean Basin, and Central and South America. Seaboard uses a network of offices and agents throughout the United States, Canada, Latin America and the Caribbean Basin to book both northbound and southbound cargo to and from the United States and between the countries it serves. Through intermodal arrangements, Seaboard can transport cargo to and from numerous U.S. mainland locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via sea or received as import cargo from abroad.

     Seaboard's primary marine operations located in Miami includes a 135,000 square foot warehouse for cargo consolidation and temporary storage. Seaboard also has a 70 acre terminal located at the Port of Miami. Seaboard operates a 62 acre cargo terminal facility at the Port of Houston that includes over 690,000 square feet of on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. Seaboard also makes scheduled vessel calls in Philadelphia, Pennsylvania, Fernandina Beach, Florida and New Orleans, Louisiana. Seaboard's fleet consists of eight owned and approximately 27 chartered vessels, thousands of dry, refrigerated and specialized containers and related equipment. Seaboard also provides cargo transportation service from its domestic ports of call to and from multiple foreign destinations where Seaboard does not make vessel calls through connecting carrier agreements with third party regional and global carriers.

     Sugar and Citrus Division - Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, is involved in the production and refining of sugar cane and the production and processing of citrus in Argentina. This division also purchases sugar and citrus in bulk from third parties within Argentina for subsequent resale. The sugar products are primarily sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States, South America and Europe while the citrus products are primarily exported to the global market. Seaboard grows a large portion of the sugar cane on approximately 50,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a current processing capacity of approximately 200,000 metric tons of sugar per year. The sugar mill is one of the largest in Argentina. Another approximately 3,000 acres of land is planted with oranges.

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

     Other Businesses - Seaboard purchases and processes jalapeno peppers at its owned plant in Honduras. The processed peppers are primarily sold to a customer in the United States, and are shipped to the United States by Seaboard's Marine Division and distributed from Seaboard's port facilities.

     Seaboard also has an equity investment in a wine business that produces wine in Bulgaria for distribution, primarily throughout Europe.

     The information required by Item 1 of Form 10-K with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10 percent or more of consolidated revenue in any of the last three fiscal years is set forth in Note 13 of Seaboard's Consolidated Financial Statements, appearing on pages 55 through 59 of the Seaboard's Annual Report to Stockholders, furnished to
     the  Commission  pursuant   to  rule  14a-3(b)  and attached
     as Exhibit 13 to this report, which information is incorporated herein by reference.

     (ii) Status of Product or Segment

     Effective May 9, 2005 Seaboard's Commodity Trading and Milling segment agreed to sell some components of its third party commodity trading operations, consisting primarily of certain forward sales contracts, certain grain inventory and all related contracts to support such sales contracts, including commodity futures and options, foreign exchange agreements, purchase contracts and charter agreements. This transaction closed on May 27, 2005. Seaboard intends to continue competing in many of the markets and routes associated with the sale transaction.

     The  Pork  segment  is  currently  planning  to  expand  its processed meats capabilities by constructing a separate further processing plant, primarily for bacon and sausage processing. Construction of this facility is expected to begin during 2006 and to be completed in 2007. In addition, the Pork segment is pursuing the construction of a biodiesel processing plant to utilize by-product from its Guymon processing plant. This plant will be completed in 2007.

     In July 2005, Seaboard completed the acquisition of Daily's, a bacon processor located in the western United States. The acquisition included Daily's two bacon processing plants located in Salt Lake City, Utah and Missoula, Montana.
     Daily's   produces  premium  sliced  and  pre-cooked   bacon
     primarily for food service. This acquisition continues Seaboard's expansion of its integrated pork model into value-added products and is expected to enhance Seaboard's ability to venture into other further processed pork products.

     In early 2004, Seaboard entered into a marketing agreement with Triumph Foods LLC (Triumph) to market all of the pork products processed at Triumph's pork processing plant to be constructed in St. Joseph, Missouri. The plant began operations in January 2006. This plant will have capacity similar to Seaboard's Guymon, Oklahoma plant with the business based upon the same integrated model as Seaboard's. The Triumph plant is not expected to reach full double shift operating capacity until late 2007 or early 2008.

     Since the last half of 2003, the power industry in the DR has suffered from a cash flow imbalance that began when the government did not allow retail electricity rates charged by the distribution companies to increase sufficiently to cover the significant peso devaluation and increases in dollar-denominated fuel costs. The government still has not fully funded the cash shortfall accumulated at the end of 2004 resulting in past due receivables remaining outstanding. During 2005, Seaboard experienced a more stable payment performance resulting in management deciding to produce at near full capacity. In addition, Seaboard is pursuing additional investment opportunities in the power industry.

     During  2005,  milling operations ceased at Seaboard's  non-
     controlled, non-consolidated affiliate in Angola.   Seaboard
     is in the process of looking for a buyer of its minority ownership in this affiliate.

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

     The Pork Division uses registered trademarks relating to its products, including Seaboard Farms, Inc., Seaboard Farms, Prairie Fresh, A Taste Like No Other, Daily's, Honey Cured (as a part of a design), and Peppered Bacon (as a part of a design). Seaboard considers the use of these trademarks important to the marketing and promotion of its pork products.

     The Marine Division uses the trade name Seaboard Marine which is also a registered trademark. Seaboard believes there is significant recognition of the Seaboard Marine trademark in the industry and by many of its customers.

     Part of the sales within the Sugar and Citrus Division are made under the Chango brand in Argentina, where this division operates. Local sales prices are affected by sugar import duties imposed by the Argentine government, which affects the volume of sugar imported to and exported from that market.

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

     (vii)      Depending on a Single Customer or Few Customers

     Seaboard does not have sales to any one customer equal to ten percent or more of consolidated revenues. The Pork division derives approximately thirteen percent of its revenues from three customers in Japan through one agent. The Power division sells power in the Dominican Republic to a limited number of contract customers and on the spot market accessed primarily by three wholly or partially government-owned distribution companies.

     Seaboard's Produce Division sells nearly all of its processed jalapeno peppers to one customer under a contract expiring in 2008. We do not believe the loss of this customer would have a material adverse effect on Seaboard's consolidated financial position or results of operations. No other division has sales to a few customers which, if lost, would have a material adverse effect on any such segment or on Seaboard taken as a whole.

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

     Seaboard's sugar business owns one of the largest sugar mills in Argentina and faces significant competition for sugar sales in the local Argentine market. Sugar prices in Argentina can fluctuate compared to world markets due to current Argentine government price protection policies.

     Seaboard's Power Division is located in the Dominican Republic. Power generated by this segment is sold on the spot market or to contract customers at prices primarily based on market conditions rather than cost-based rates.

     (xi) Research and Development Activities

     Seaboard conducts research and development activities focused on various aspects of Seaboard's vertically integrated pork processing system, including improving product quality, production processes, animal genetics, nutrition and health. Incremental costs incurred to perform these tests are expensed as incurred and are not material to operating results.

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

     (xiii)    Number of Persons Employed by Registrant

     As of December 31, 2005, Seaboard, excluding non-consolidated foreign affiliates, had 10,357 employees, of whom 5,796 were employed in the United States. Approximately 2,100 employees in Seaboard's Pork Division were covered by collective bargaining agreements as of December 31, 2005. Seaboard considers its employee relations to be satisfactory.

(d)  Financial Information about Geographic Areas

The financial information required by Item 1(d) of Form 10-K relating to export sales is incorporated herein by reference to
Note 13 of Seaboard's Consolidated Financial Statements appearing on pages 55 through 59 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Seaboard considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located to be satisfactory, but these foreign operations are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, sales price controls, currency inconvertibility and devaluation, and currency exchange controls. To minimize certain of these risks, Seaboard has insured certain investments in its affiliate flour mills in Haiti, Lesotho, Mozambique, Republic of Congo and Zambia, to the extent available and deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. Nigeria is presently experiencing an increase in insurrection and civil unrest in certain parts of the country but not in areas where Seaboard primarily operates and, to date, this has not had any effect on Seaboard's flour and feed operations in that country. Currently, these situations are not expected to have any material effect on Seaboard's cash flows or results of operations. At the date of this report, Seaboard is not aware of any other situations referred to above which could have a material effect on Seaboard's business.

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

Item 1A.  Risk Factors

Seaboard is identifying important risks and uncertainties that could affect the results of operations, financial condition or business and that could cause them to differ materially from Seaboard's historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, Seaboard. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below. The risk factors highlighted below are not the only ones that Seaboard faces.

(a) General

  (1) Seaboard's Operations Are Subject To The General Risks Of
      The Food Industry. The segments of the business that are in the food products manufacturing industry are subject to the risks posed by:

         food spoilage or food contamination;

         evolving consumer preferences and nutritional and health-related concerns;

         federal, state and local food processing controls;

         consumer product liability claims;

         product tampering;

         the possible unavailability and/or expense of liability insurance.

      If one or more of these risks were to materialize, Seaboard's revenues could decrease, costs of doing business could increase, and Seaboard's operating results could be adversely affected.

  (2) Foreign Political And Economic Conditions Have A Significant
      Impact  On  Seaboard's  Business.   Seaboard  is  a  diverse
      agribusiness and transportation company with global operations in several industries. Most of the sales and costs of Seaboard's segments are significantly influenced by worldwide fluctuations in commodity prices or changes in foreign political and economic conditions. Accordingly, sales, operating income and cash flows can fluctuate significantly from year to year. In addition, Seaboard's international activities pose risks not faced by companies that limit themselves to United States markets. These risks include:

         changes in foreign currency exchange rates;

         foreign currency exchange controls;

         changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

         hyperinflation;

         heightened customer credit risk

         tariffs, other trade protection measures and import or export licensing requirements;

         potentially negative consequences from changes in tax laws;
         and

         different legal and regulatory structures and unexpected changes in legal and regulatory requirements.

         negative perception within a foreign country of a United
         States company doing business in that foreign country

      Seaboard cannot assure you that it will be successful in competing effectively in international markets.

  (3) Seaboard's Common Stock Is Thinly Traded And Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held (70.9%) and thinly traded on a daily basis on the American Stock Exchange. Accordingly, the price of a share of common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis.

(b) Pork Division

  (1) Fluctuations In Commodity Pork Prices Could Adversely Affect Seaboard's Results Of Operations. Sale prices for Seaboard's pork products are directly affected by both domestic and world wide supply and demand for pork products and other proteins, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control. Commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken. In addition, there could be weakness in the sales prices for Seaboard's pork products due to marketing the increased volumes of pork products produced by Triumph Foods. Seaboard's results of operations could be adversely affected by fluctuations in pork commodity prices.

  (2) Increases In The Costs Of Seaboard's Feed Components And Hog
      Purchases Could Adversely Affect Seaboard's   Costs And Operating
      Margins. Feed costs are the most significant single component of the cost of raising hogs and can be materially affected by commodity price fluctuations for corn and soybean meal. The results of Seaboard's pork division business can be negatively affected by increased costs of Seaboard's feed components. Similarly, although accounting for less than 30% of Seaboard's total hogs slaughtered, the cost of third party hogs purchased fluctuates with market conditions and can have an impact on Seaboard's total costs. The cost and supply of feed components and the third party hogs that we purchase are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports and governmental agricultural policies. Seaboard attempts to manage certain of these risks through the use of financial instruments, however this may also limit its ability to participate in gains from favorable
      commodity   fluctuations.   Unless  wholesale  pork   prices
      correspondingly increase, increases in the prices of Seaboard's feed components or in the cost of third party hogs purchased would adversely affect Seaboard's operating margins.

  (3) Seaboard's Ability To Attract And Retain Appropriate Personnel At Remote Locations Is Important To Seaboard's Business. The remote locations of the pork processing plant and live hog operations could negatively affect the availability and cost of labor. Seaboard is dependent on having sufficient properly trained operations personnel. Attracting and retaining qualified personnel is important to Seaboard's success. The inability to acquire and retain the services of such personnel could have a material adverse effect on Seaboard's operations.

  (4) The Loss Of Seaboard's Sole Hog Processing Facility Would Adversely Affect Seaboard's Business. Seaboard's Pork segment is largely dependant on the continued operation of a single hog processing facility. The loss of or damage to this facility for any reason - including fire, tornado, governmental action or other reason - would adversely affect Seaboard and Seaboard's pork products business.

  (5) Environmental Regulation And Related Litigation Could Have A Material Adverse Effect On Seaboard. Seaboard's operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with these laws and regulations and any future changes to them may result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages and negative publicity. Some requirements applicable to Seaboard may also be enforced by citizen groups. Seaboard has incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations.

  (6) Health Risk To Livestock Could Adversely Affect Production,
      The Supply Of Raw Materials And Seaboard's Business. Seaboard is subject to risks relating to its ability to maintain animal health and control diseases. The general health of the hogs and the reproductive performance of the sows can have an adverse impact on production and production costs, the supply of raw material to Seaboard's pork processing operations and consumer confidence. If Seaboard's hogs are affected by disease, Seaboard may be required to destroy infected livestock, which could adversely affect Seaboard's production or ability to sell or export its products. Moreover, the herd health of third party suppliers could adversely affect the supply and cost of hogs available for purchase by Seaboard. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Seaboard's food products.

  (7) If Seaboard's Pork Products Become Contaminated, We May Be Subject To Product Liability Claims And Product Recalls. Pork products may be subject to contamination by disease producing organisms, or pathogens. These pathogens are generally found in the environment and as a result, regardless of the manufacturing practices employed, there is a risk that they as a result of food processing could be present in Seaboard's processed pork products. Once contaminated products have been shipped for distribution, illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on Seaboard's business, reputation, prospects, results of operations and financial condition.

  (8) Corporate  Farming  Legislation  Could  Result  In   The
      Divestiture Or Restructuring Of Seaboard's Pork Operations.  The
      development  of  large  corporate  farming  operations   and
      concentration of hog production in larger-scale facilities has engendered opposition from residents of states in which Seaboard conducts its pork processing and live hog operations. In response, corporate farming legislation periodically has been introduced in
      the  United  States  Senate  and  House   of Representatives, as
      well as in several state legislatures. These proposed anti-corporate farming bills have included provisions to prohibit or restrict meat packers, such as Seaboard, from owning or controlling livestock intended for slaughter, which would require divestiture or restructuring of Seaboard's operations.

  (9) International Trade Barriers Could Adversely Affect Seaboard's Pork Operations. This segment realizes a significant portion of its revenues from international markets, particularly Japan. International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. These and other risks could result in border closings or other international trade barriers having an adverse effect on Seaboard's earnings.

(c) Commodity Trading & Milling Division

  (1) Seaboard's  Commodity & Milling Division Is  Particularly
      Subject  To Risks Associated With Foreign Operations.   This
      segment principally operates in Africa, Bermuda, South America and the Caribbean and, in most cases, in what are generally regarded to be lesser developed countries. Many of these foreign operations are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls, in addition to the risks of overseas operations mentioned in clause (a)(2) above.

  (2) Fluctuations  In Commodity Grain Prices  Could  Adversely
      Affect The Business Of Seaboard's Commodity & Milling Division. This segment's sales are significantly affected by fluctuating worldwide prices for various commodities, such as wheat, corn and soybeans. These prices are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control. North American and European subsidized wheat and flour exports, including donated food aid, and world-wide and local crop production can contribute to these fluctuating market conditions and can have a significant impact on the trading and milling businesses' sales, value of commodities held in inventory and operating income. Seaboard's results of operations could be adversely affected by fluctuations in commodity prices.

  (3) Seaboard's Commodity & Milling Division Largely Depends On
      The Availability Of Chartered Ships. Although this segment owns eight ships, most of Seaboard's third party trading is transported with chartered ships. Charter hire rates, influenced by available charter capacity and demand for worldwide trade in bulk cargoes, and related fuel costs can impact business volumes and margins.

  (4) Seaboard's  Failure  To  Establish  Economic  Hedges  For
      Commodities  May Adversely Affect Seaboard's Business.   The
      commodity trading portion of the business enters into various commodity derivatives and, in some cases, foreign exchange derivatives to create an economic hedge for commodity trades it executes with its customers. Failure to execute or improper execution of a derivative position could have an adverse impact on the results of operations.

  (5) This Segment is Subject to Higher than Normal Risks for Attracting and Retaining Key Personnel. In the Commodity Trading environment, a loss of a key employee such as a commodity trader can have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and
      retaining business with various foreign customers.   In  the
      milling portion of this segment, employing and retaining qualified expatriate personnel is a key element of success given
      the   difficult  living  conditions,  the  unique  operating
      environments and the reliance on a relatively small number of executives to manage each individual location.

(d) Marine Division

  (1) The Demand For Seaboard's Marine Division's Services Are Affected By International Trade And Fluctuating Freight Rates. This segment provides containerized cargo shipping services primarily from the United States to over twenty-five different countries in the Caribbean Basin, and Central and South America. In addition to the risks of overseas operations mentioned in clause (a)(2) above, fluctuations in economic conditions, unstable or hostile local political situations in the countries in which Seaboard operates can affect import/export trade volumes and the price of container freight rates and adversely affect Seaboard's results of operations.

  (2) Chartered  Ships Are Subject To Fluctuating  Rates.   The
      largest expense for this division is time charter cost. Certain of the ships are under charters longer than one year while others are less than one year. These costs can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a charter contract for more or less than one year will be favorable to Seaboard's business.

  (3) Increasing Fuel Prices Can Adversely Affect Seaboard's Business. Ship fuel expenses are one of the segment's largest
      expenses.   These  costs can vary greatly from  year-to-year
      depending on world fuel prices. Although a fuel surcharge can be added to the freight rates charged by Seaboard to its customers, increases in the surcharge can lag actual fuel cost increases and can be influenced by competitive pressures. Also, but to a lesser extent, fuel price increases can impact the cost of inland transportation costs.

  (4) Marine  Transportation Is An Inherently  Risky  Business.
      Seaboard's vessels and their cargoes are at risk of being damaged or lost because of events such as:
         marine disasters;

         bad weather;

         mechanical failures;

         grounding, fire, explosions and collisions;

         human error; and

         war and terrorism.

      All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of Seaboard's vessels were involved in an accident, the resulting media coverage could have a material adverse effect on Seaboard's business, financial condition and results of operations. Moreover, Seaboard's port operations can be subject to disruption due to hurricanes, especially at Seaboard's major port of operations in Miami, Florida.

  (5) Seaboard is Subject To Complex Laws And Regulations That Can Adversely Affect The Cost, Manner Or Feasibility Of Doing Business. Increasingly stringent federal, state and local laws and regulations governing worker health and safety, environmental protection, port and terminal security, and the operation of vessels significantly affect Seaboard's operations. Many aspects of the marine industry are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, and to regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions or the suspension or termination of Seaboard's operations.

(e) Sugar and Citrus Division

  (1) The Success Of This Segment Depends On The Condition Of The Argentinean Economy And Political Climate. This segment operates a sugar mill in Argentina, locally growing a substantial portion of the sugar cane processed at the mill. The majority of the sugar sales are within Argentina. Fluctuations in economic conditions or changes in the Argentine political climate can have an impact on the costs of operations and the sale price of sugar. In this regard, local sale prices are affected by sugar import duties imposed by the Argentine government, which affects the volume of sugar imported to and exported from that market. If import duties are changed, this could have a negative impact on Seaboard's sale price of sugar. In addition, recently the Argentine government began to attempt controlling inflation by instituting price controls on commodities, including sugar, which could impact the local sales price of sugar and the results of operations for this segment.

  (2) This Segment Is Subject To The Risks That Are Inherent In
      Any Agricultural Business. Seaboard's results of operations for this segment may be adversely affected by numerous factors over which we have little or no control and that are inherent in any agricultural business, including reductions in the market prices for Seaboard's products, adverse weather and growing conditions, pest and disease problems, and new government regulations regarding agriculture and the marketing of agricultural products. Of these risks, weather particularly can affect the amount and quality of the sugar cane produced by Seaboard and Seaboard's competitors located in other regions of Argentina.

  (3) The Loss Of Seaboard's Sole Processing Facility Would Adversely Affect The Business Of This Segment. Seaboard's Sugar and Citrus segment is largely dependant on the continued operation of a single processing facility. The loss of or damage to this facility for any reason - including fire, tornado, governmental action or other reason - would adversely affect the business of this segment.

(f) Power Division

  (1) This Segment Is Subject To Risks Of Doing Business In The Dominican Republic. This segment operates in the Dominican Republic (DR). In addition to significant currency fluctuations and the other risks of overseas operations mentioned in clause
      (a)(2) above, this segment can experience difficulty in obtaining timely collections of trade receivables from the government partially-owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. Currently, the DR does not allow a free market to enable prices to rise with demand. The government has the ability to arbitrarily decide which power units will be able to operate.

  (2) Increases In Fuel Costs Could Adversely Affect Seaboard's Operating Margins. Fuel is the largest cost component of this segment's business. Although increases in fuel have generally been passed through to customers, margins may be affected by fluctuations in fuel if such increases can not be passed to customers.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

(1) Pork - Seaboard's Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995. It has a daily double shift capacity to process approximately 16,000 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. The plant is utilized at near capacity throughout the year. Seaboard's hog production operations consist of the breeding and raising of approximately
3.6 million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This business owns and operates six centrally located feed mills which have a combined capacity to produce approximately 1,700,000 tons of formulated feed annually used primarily to support Seaboard's existing hog production, and has the capability of supporting additional hog production in the future. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

Seaboard's Pork Division also owns two bacon processing plants located in Salt Lake City, Utah and Missoula, Montana. These plants are utilized at or near capacity throughout the year, which is a combined daily smoking capacity of approximately 300,000 pounds of raw pork bellies.

(2) Commodity Trading and Milling - Seaboard's Commodity Trading and Milling Division owns, in whole or in part, grain-processing operations in 12 countries which have the capacity to mill over 6,000 metric tons of wheat and maize per day. In addition, Seaboard has feed mill capacity of in excess of 112 metric tons per hour to produce formula animal feed. The milling operations located in Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo, Sierra Leone, Uganda and Zambia own their facilities; in Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo and Sierra Leone the land the mills are located on is leased under long-term agreements. Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power and European-subsidized wheat and flour exports. Seaboard also owns seven 9,000 metric-ton deadweight dry bulk carriers and one 23,400 metric ton deadweight dry bulk carrier, "time charters" (the charter of a vessel, whereby the vessel owner is responsible to provide the captain and crew necessary to operate the vessel), under short-term agreements, between seven and forty-three bulk carrier ocean vessels with deadweights ranging from 8,000 to 60,000 metric tons.

(3) Marine - Seaboard's Marine Division leases a 135,000 square foot warehouse and 70 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations. Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling over 690,000 square feet for cargo storage. Seaboard owns eight ocean cargo vessels with deadweights ranging from 2,600 to 14,545 metric tons and time charters under long-term contracts ranging from one to three years, and short-term agreements, of approximately twenty-five containerized ocean cargo vessels with deadweights ranging from 3,377 to 19,456 metric-tons. In addition, this business also "bareboat charters" (the charter of a vessel, whereby the charterer is responsible for providing the captain and crew necessary to operate the vessel), under long-term lease agreements, two containerized ocean cargo vessels each with deadweights of 12,169 metric tons. Seaboard owns or leases an aggregate of approximately 39,000 dry, refrigerated and specialized containers and related equipment.

(4) Sugar and Citrus - Seaboard's Argentine Sugar and Citrus Division owns approximately 50,000 acres of planted sugarcane and approximately 3,000 acres of orange trees. Depending on local harvest and market conditions, this business also purchases third party sugar and citrus for resale. In addition, this division owns a sugar mill with a current capacity to process approximately 200,000 metric tons of sugar per year. This capacity is sufficient to process all of the cane harvested by this division and certain additional quantities harvested on behalf of the third party farmers in the region. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar produced. This division also owns a juice processing plant and fresh fruit packaging plant with capacity to produce approximately 5,000 tons of concentrated juice and package approximately 300,000 boxes of fresh fruit annually.

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

(6) Other - Seaboard owns a jalapeno pepper processing plant and warehouse in Honduras.

Management  believes  that  Seaboard's  present  facilities   are
adequate and suitable for its current purposes.

Item 3.  Legal Proceedings

Sierra Club Settlement

In order to settle threatened additional litigation with Sierra Club, Seaboard's subsidiary, Seaboard Foods LP ("Seaboard Foods"), agreed to conduct an investigation to determine if corrective action is required at three farms purchased from PIC International Group, Inc. ("PIC") located in Kingfisher and Major Counties in Oklahoma according to an agreed-upon process. Based on the investigation, it has been determined that two farms do not require any corrective action. The investigation at the one remaining farm concluded the lagoon at this farm is a likely source of elevated nitrates in the ground water. Seaboard Foods advised the Oklahoma Department of Agriculture, Food & Forestry as to this fact, and is in the process of getting approval for and making the necessary corrective action, which will include constructing a replacement lagoon. The cost of the lagoon and any other implications is not known with certainty, but the cost is expected to be approximately $1.5 million. Seaboard Foods has given notice to PIC as to its right to indemnification from any loss as a result of the lagoon. As of the date of this report, PIC has declined to provide indemnification.

Environmental  Protection  Agency (EPA)  and  State  of  Oklahoma
Claims Concerning Farms in Major and Kingfisher County, Oklahoma

On June 29, 2001, the EPA filed a Unilateral Administrative Order (the "RCRA Order") pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), against Seaboard Foods, Shawnee Funding, Limited Partnership and PIC (collectively, "Respondents"). The RCRA Order alleges that five swine farms located in Major County and Kingfisher County, Oklahoma purchased from PIC are causing or could cause contamination of the groundwater. The RCRA Order alleges that, as a result, Respondents have contributed to an "imminent and substantial endangerment" within the meaning of RCRA from the leaking of solid waste in the lagoons or other infrastructure at the farms. The RCRA Order requires Respondents to develop and undertake a study to determine if there has been any contamination from farm infrastructure, and if contamination has occurred, to develop and undertake a remedial plan. In the event the Respondents fail to comply with the RCRA Order, the EPA may commence a civil action and can seek a civil penalty of up to $5,500 per day, per violation.

On July 23, 2002, Seaboard Foods received a Notice of Violation from the State of Oklahoma, alleging that Seaboard Foods has violated various provisions of state law and the operating permits related to these same farms based on the same conditions which gave rise to the RCRA Order. In the event the State brings an enforcement action, they have threatened to do so as an administrative action in which they can seek administrative penalties of not more than $10,000 per day of noncompliance and can seek to assess violation points which could prohibit Seaboard Foods from continuing to operate one or more of these farms.

On April 15, 2003, the EPA sent a formal Notice of Violation letter to the Respondents, alleging that the Respondents have failed  to  comply  with  the RCRA Order because  they  have  not undertaken an investigation of land on which Seaboard Foods spreads effluent originating from the five facilities. The Respondents believe that the Notice of Violation letter has no merit because the RCRA Order, by its terms, does not cover these areas, and the EPA does not have jurisdiction to impose the RCRA Order with respect to land application activities.

Seaboard Foods disputes the RCRA Order and the State of Oklahoma's contentions on legal and factual grounds, and advised the EPA that it will not comply with the RCRA Order, as written. Notwithstanding, Seaboard Foods has undertaken an extensive investigation under the RCRA Order, and has had significant discussions with the EPA and the State of Oklahoma, proposing to pay a civil penalty and to undertake continued monitoring and take a number of corrective actions with respect to the farms, and one additional farm, in order to attempt to settle the RCRA Order and the Oklahoma Notice of Violation. Originally, the EPA advised Seaboard Foods that any such settlement must include a civil fine of $1.2 million, but the EPA has since reduced the amount of its demand for a civil penalty to $305,000. Seaboard Foods believes that the EPA has no authority to impose a civil fine, but settlement discussions are continuing.

A tentative verbal settlement has been reached with the State of Oklahoma which would require Seaboard Foods to pay a fine of $100,000 and to undertake agreed-upon supplemental environmental projects at a cost of $80,000. The settlement is subject to the final terms being agreed to and the approval of the Oklahoma Board of Agriculture. Irrespective of the settlement, Seaboard Foods has completed, or is in the process of completing, many of the proposed corrective actions at the relevant farms.

PIC is indemnifying Seaboard Foods with respect to the action pursuant to an indemnification agreement which has a $5 million limit. To date, the $5 million limit has not been exceeded. If the tentative settlement with the State of Oklahoma is agreed to, the estimated cumulative costs which will be expended will total approximately $6.9 million, not including the additional legal costs required to negotiate the settlement or the penalties demanded by the EPA and tentatively agreed to with the State of Oklahoma. If the measures taken pursuant to the settlement are not effective, other measures with additional costs may be required. PIC has advised Seaboard Foods that it is not responsible for the costs in excess of $5 million. Seaboard Foods disputes PIC's determination of the costs to be included in the calculation to determine whether the $5 million limit will be exceeded, and believes that the costs to be considered are less than $5 million, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard Foods has agreed to conduct such testing and sampling as part of the sampling it conducts in the normal course of operations, and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard Foods also believes that a more general indemnity agreement would require indemnification of liability in excess of $5 million (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

Potential Additional EPA Claims

The EPA has been conducting a broad-reaching investigation of Seaboard Foods, seeking information as to compliance with the Clean Water Act (CWA), Comprehensive Environmental Response,
Compensation & Liability Act (CERCLA) and the Clean Air Act. Through Information Requests and farm inspections, the EPA obtained information that may be related to whether Seaboard Foods' operations are discharging pollutants to waters of the United States in violation of the CWA, whether National Pollutant Discharge Elimination System storm water construction permits were obtained, where required, whether there has been unlawful filling of or discharge to "wetlands" within the jurisdiction of the CWA, whether Seaboard Foods has properly reported emissions of hazardous substances into the air under CERCLA, and whether some of its farms may be emitting air pollutants at levels subject to Clean Air Act permitting requirements. As a result of the investigation, the EPA requested that Seaboard Foods engage in settlement discussions to avoid further the EPA investigative efforts and potential formal claims being filed. The EPA has presented settlement demands, and Seaboard Foods has responded. Management believes it has meritorious legal and factual defenses and objections to the EPA's demands, but will continue to engage in settlement discussions. Such settlement discussions could lead to an enforceable settlement agreement.

On April 2, 2002, the EPA sent to Seaboard Foods a letter pursuant to the Clean Air Act ("CAA") demanding Seaboard Foods monitor emissions at certain hog confinement facilities for purposes of determining whether these operations are in compliance with the CAA. The EPA also requested that Seaboard Foods agree that these facilities are comparable to all other facilities operated, and that the monitoring results can be reasonably extrapolated to estimate the emissions for all other farms operated by Seaboard Foods. If any of the specified farms are not comparable, the letter demanded that Seaboard Foods conduct monitoring at those farms. The letter also required that Seaboard Foods submit a plan and protocol for testing for emissions of particulate matter, volatile organic compounds and hydrogen sulfide.

Although management believes that the EPA's demand is beyond the Agency's authority pursuant to the CAA and that Seaboard Foods cannot be required to undertake the air monitoring, Seaboard Foods is engaging in discussions with the EPA to attempt to reach an agreement that will be satisfactory to the EPA.

The EPA has proposed to settle the matter by Seaboard Foods paying a civil fine of $345,000 and taking various other actions which will cost approximately $150,000. In addition, Seaboard Foods has applied to participate in the National AFO/CAFO Air Emissions Agreement with the EPA, with a portion of the civil fine being applied to satisfy the $100,000 payment owing under the Air Emissions Agreement. Management believes it has meritorious legal and factual defenses and objections to the EPA's demands, but settlement discussions are continuing.

If no agreement is reached with the EPA, it could bring a suit to enforce the provisions of the letter, and if a court were to determine that the EPA is within its authority, the court could impose a civil penalty of up to $27,500 per day of non-compliance, and could order injunctive relief requiring that Seaboard Foods conduct the monitoring. Seaboard Foods believes the emissions from its hog operations do not require CAA permits.

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

Name (Age)               Positions and Offices with  Registrant and Affiliates

H. Harry Bresky (80)     Chairman  of  the Board,  President  and
                         Chief Executive Officer of Seaboard;
                         Manager of Seaboard Flour LLC

Steven J. Bresky (52)    Senior Vice President,  International Operations

Robert L. Steer (46)     Senior Vice President, Treasurer and Chief Financial
                         Officer

David M. Becker (44)     Vice President, General  Counsel  and Secretary

Barry E. Gum (39)        Vice President, Finance

James L. Gutsch (52)     Vice President, Engineering

Ralph L. Moss (60)       Vice President, Governmental Affairs

David S. Oswalt (38)     Vice President, Taxation and  Business Development

John A. Virgo (45)       Vice President, Corporate Controller and Chief
                         Accounting Officer

Rodney K. Brenneman (41) President, Seaboard Foods, LP

Edward A. Gonzales (40)  President, Seaboard Marine Ltd.

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

Mr.  Gum has served as Vice President, Finance of Seaboard  since
December 2003, previously as Director of Finance from 2000 to 2003.

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

Mr.  Brenneman  has  served as President  of  Seaboard  Foods  LP
(previously Seaboard Farms Inc.) since June 2001 and previously served as Senior Vice President and Chief Financial Officer of
Seaboard Farms, Inc. from 1997 to 2001.

Mr.  Gonzales  has served as President of Seaboard  Marine,  Ltd.
since January 2005 and previously served as Vice President of Terminal Operations of Seaboard Marine Ltd. from 2000 to 2005.

                             PART II

Item   5.    Market  for  Registrant's  Common  Equity,   Related
Stockholder Matters and Issuer Purchases of Equity Securities

Seaboard's Board of Directors intends that Seaboard will continue to pay quarterly dividends, with the actual amount of any dividends being dependant upon such factors as Seaboard's financial condition, results of operations and current and anticipated cash needs, including capital requirements. As discussed in Note 8 of the consolidated financial statements appearing on pages 45 and 46 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, Seaboard's ability to declare and pay dividends is subject to limitations imposed by the note agreements referred to there.

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock, may be granted.

On November 3, 2005, Seaboard issued 6,313.34 shares of its common stock to its parent company, Seaboard Flour Corporation. The issuance of these shares resulted from a previously disclosed transaction consummated by Seaboard and Seaboard Flour in 2002. As a part of this transaction, Seaboard received tax net operating losses ("NOLs") having a benefit totaling $8,317,416. To the extent that Seaboard used the NOLs to reduce its federal income taxes payable, Seaboard agreed to issue to Seaboard Flour shares of common stock having a value equal to the NOL utilized. On September 15, 2005, Seaboard filed tax returns utilizing the NOLs which resulted in a $8,317,416 reduction in its federal income tax. Seaboard thereby became obligated to issue shares of its common stock to Seaboard Flour. The number of shares issued was determined based upon the average closing price of Seaboard's common stock for the ten trading days preceding October 1, 2005, or approximately $1,317.44 per share. The issuance of the
6,313.34 shares of common stock to Seaboard Flour was not registered under the Securities Act of 1933 in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act. Section 4(2) provides an exemption from the registration requirements of the Securities Act for transactions by an issuer not involving a public offering.

There were no purchases made by or on behalf of Seaboard or any "affiliated purchaser" (as defined by applicable rules of the Commission) of shares of Seaboard's common stock during the fourth quarter of the fiscal year covered by this report.

In addition to the information provided above, the information required by Item 5 of Form 10-K is incorporated herein by reference to (a) the information under "Stockholder Information - Stock Listing" and (b) the dividends per common share information and market price range per common share information under "Quarterly Financial Data" appearing on pages 60 and 7, respectively, of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Item 6.  Selected Financial Data

The information required by Item 6 of Form 10-K is incorporated herein by reference to the "Summary of Selected Financial Data" appearing on page 6 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 of this Report.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

The information required by Item 7 of Form 10-K is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 8 through 24 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  7A.  Quantitative and Qualitative Disclosures About  Market
Risk

The information required by Item 7A of Form 10-K is incorporated herein by reference to (a) the material under the captions "Derivative Instruments and Hedging Activities" within Note 1 of Seaboard's Consolidated Financial Statements appearing on page 35 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, and (b) the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 22 through 24 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K is incorporated herein by reference to Seaboard's "Quarterly Financial Data," "Report of Independent Registered Public Accounting Firm," "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Equity" and "Notes to Consolidated Financial Statements" appearing on page 7 and pages 26 through 59 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of December 31, 2005, Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures, as defined in Exchange Act 15(d) - 15(e). Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

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

Change in Internal Controls - During the third quarter of 2005, Seaboard completed the acquisition of Daily's. Management is currently completing post merger integration plans which include converting certain accounting information systems and is in the process of documenting and evaluating internal controls with respect to Daily's. Although management does not consider it material to its results of operations, Seaboard intends to extend its Sarbanes-Oxley Act of 2002 Section 404 compliance program to include Daily's with an effective date of July 1, 2006. Except as set forth above, there has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

Item 9B.  Other Information

Retiree Medical Benefit Plan - As previously disclosed, the Seaboard Corporation Retiree Medical Benefit Plan provides family medical insurance to certain executive officers upon the retirement, involuntary termination of employment, change of control or death of the participant. Participants in this Plan include Mr. H. Bresky, Mr. S. Bresky, Mr. Steer and Mr. Brenneman. On March 6, 2006, Mr. Gonzalez was added as a participant in this Plan.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

We  refer  you  to  the information under the caption  "Executive
Officers of Registrant" appearing immediately following the disclosure in Item 4 of Part I of this report.

Seaboard has a Code of Ethics Policy (the Code) for directors, officers (including our chief executive officer, chief financial
officer,   chief  accounting  officer,  controller  and   persons
performing similar functions) and employees. A copy of this Code was attached as Exhibit 14 to Seaboard's annual report on Form 10-K for the year ended December 31, 2004.

Seaboard   has  posted  the   Code   on  its  internet   website,
www.seaboardcorp.com, and intends to disclose any future changes and waivers to the Code by posting such information on that website.

In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under "Item 1: Election of Directors" appearing on page 4 and 5 of
Seaboard's definitive proxy statement filed pursuant to Regulation 14A for the 2006 annual meeting of Stockholders ("2006 Proxy Statement"), (b) the disclosure relating to Seaboard's audit committee and "audit committee financial expert" and its director nomination procedures under "Meetings of the Board of Directors and Committees -- Committees of the Board" appearing on pages 5 through 7 of the 2006 Proxy Statement, and (c) the disclosure relating to late filings of reports required under
Section 16(a) of the Securities Exchange Act of 1934 under "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 23 of the 2006 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under "Meetings of the Board of Directors and Committees -- Committees of the Board" appearing on pages 5 through 7 of the 2006 Proxy Statement, and (b) the disclosure relating to compensation of executive officers under "Executive Compensation and Other Information," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 8 through 15 and pages 18 and 19 of the 2006 Proxy Statement.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management and Related Stockholder Matters

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.

In addition to the information provided above, the information required by Item 12 of Form 10-K is incorporated herein by reference to the disclosure under "Principal Stockholders" and "Share Ownership of Management and Directors" appearing on pages 3 and 4 of the 2006 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The  information required by Item 13 of Form 10-K is incorporated herein  by  reference to "Compensation Committee  Interlocks  and
Insider  Participation" appearing on pages 18 and 19 of the  2006
Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The  information required by Item 14 of Form 10-K is incorporated
herein   by  reference  to  "Item  2   Selection  of  Independent
Auditors"  appearing on pages 19 through 21  of  the  2006  Proxy
Statement.

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

     3.2  Seaboard's By-laws, as amended.

     4.1 Note Purchase Agreement dated June 1, 1995 between Seaboard and various purchasers as listed in the exhibit. Incorporated herein by reference to Exhibit
          4.3 of Seaboard's Form 10-Q for the quarter ended September 9, 1995. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the Commission.

     4.2 Seaboard Corporation 7.88% Senior Note Due June 1, 2007 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to
          Exhibit 4.4 of Seaboard's Form 10-Q for the quarter ended September 9, 1995.

     4.3 Seaboard Corporation Note Agreement dated as of June 1, 1995 ($125,000,000 Senior Notes due
          June  1,  2007).   First Amendment  to  Note  Agreement.
          Incorporated  herein  by reference  to  Exhibit  4.8  of
          Seaboard's    Form   10-Q   for   the   quarter    ended
          March 23, 1996.

     4.4 Second Amendment to the Note Purchase Agreements dated as of June 1, 1995 ($125,000,000 Senior Notes due June 1, 2007). Incorporated herein by reference to Exhibit
          4.2  of  Seaboard's  Form 10-Q  for  the  quarter  ended
          September 28, 2002.

     4.5 Seaboard Corporation Note Purchase Agreement dated as of September 30, 2002 between Seaboard and various purchasers as listed in the exhibit. Incorporated herein by reference to Exhibit 4.3 of Seaboard's Form 10-Q for the quarter ended September 28, 2002. The Annexes and Exhibits to the Note Purchase Agreement have been omitted from the filing, but will be provided supplementally upon request of the Commission.

     4.6 Seaboard Corporation $32,500,000 5.8% Senior Note, Series A, due September 30, 2009 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.4 of
          Seaboard's    Form   10-Q   for   the   quarter    ended
          September 28, 2002.

     4.7 Seaboard Corporation $38,000,000 6.21% Senior Note, Series B, due September 30, 2009 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.5 of
          Seaboard's    Form   10-Q   for   the   quarter    ended
          September 28, 2002.

     4.8 Seaboard Corporation $7,500,000 6.21% Senior Note, Series C, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.6 of
          Seaboard's    Form   10-Q   for   the   quarter    ended
          September 28, 2002.

     4.9 Seaboard Corporation $31,000,000 6.92% Senior Note, Series D, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.7 of
          Seaboard's    Form   10-Q   for   the   quarter    ended
          September 28, 2002.

     4.10 Seaboard Corporation Credit Agreement dated as of December 3, 2004 ($200,000,000 revolving credit facility expiring on December 2, 2009). The schedules and exhibits to the Credit Agreement have been omitted from this filing, but will be provided supplementally upon request of the Commission. Incorporated herein by reference to Exhibit 4.14 of Seaboard's Form 10-K for fiscal year ended December 31, 2004.

     4.11 Amendment  No.  1  to Seaboard Corporation  Credit
          Agreement  dated  December  3,  2004       ($200,000,000
          revolving  credit  facility  expiring  on  December   2,
          2009). Incorporated herein by reference to Exhibit 4.1 of Seaboard's Form 10-Q for the quarter ended July 2, 2005

     4.12 Notice of Reduction of Aggregate Commitments (from $200,000,000 to $100,000,000) under Credit Agreement
          dated   as   of    December  3,  2004   among   Seaboard
          Corporation, Bank of America, N.A., Scotia Capital, Inc., Harris Trust and Savings Bank and Suntrust Bank and the Other Lenders Party Hereto Incorporated herein by reference to Exhibit 4.1 of Seaboard's Form 10-Q for the quarter ended October 1, 2005

    10.1* Seaboard  Corporation Executive  Retirement  Plan,
          2005 Amendment and Restatement dated March 6, 2006, amending and restating the Seaboard Corporation Executive Retirement Plan dated November 5, 2004. The addendums to the Executive Retirement Plan have been omitted from the filing, but will be provided
          supplementally   upon  request of the Commission.

    10.2* Seaboard   Corporation   Supplemental   Executive
          Retirement Plan for H. Harry Bresky dated March 21, 1995. Incorporated herein by reference to
          Exhibit 10.3 of Seaboard's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

    10.3* Seaboard    Corporation    Executive    Deferred
          Compensation Plan dated December 29, 2005, amending and restating the Seaboard Corporation Executive Deferred Compensation Plan dated January 1, 1999.

    10.4* Seaboard  Corporation  Executive  Retirement  Plan
          Trust dated November 5, 2004 between Seaboard Corporation and Robert L. Steer as trustee.
          Incorporated herein by reference to Exhibit 10.2 of Seaboard's Form 10-Q for the quarter ended October 2, 2004.

    10.5* Seaboard Corporation Investment Option Plan  dated
          December 18, 2000.  Incorporated herein by reference  to
          Exhibit 10.7 of Seaboard's Form 10-K for fiscal year ended December 31, 2000.

    10.6 Reorganization Agreement by and between Seaboard Corporation and Seaboard Flour Corporation as of October 18, 2002. Incorporated herein by reference to
          Exhibit 10.1 of the Form 8-K dated October 18, 2002.

    10.7 Purchase and Sale Agreement dated October 18, 2002 by and between Flour Holdings LLC and Seaboard Flour
          Corporation   with   respect  to  which   the   "Earnout
          Payments" thereunder have been assigned to Seaboard Corporation. Incorporated herein by reference to
          Exhibit 10.2 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

    10.8 Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods LLC, and for certain limited purposes only, the members of Triumph Foods LLC. Incorporated herein by reference to Exhibit 10.2 of Seaboard's Form 8-K dated February 3, 2004.

    10.9* Seaboard Corporation Retiree Medical Benefit  Plan
          dated March 4, 2005. Incorporated herein by reference to Exhibit 10.10 of Seaboard's Form 10-K for fiscal year ended December 31, 2004. The exhibit to the Retiree Medical Benefit Plan has been omitted from this filing, but will be provided supplementally upon request of the Commission.

   10.10* Seaboard  Corporation  Executive  Officers'  Bonus
          Policy.

   10.11* Employment Agreement between Seaboard Corporation and Steven J. Bresky dated July 1, 2005. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-Q for the quarter ended July 2, 2005.

   10.12* Employment Agreement between Seaboard  Corporation
          and  Robert  L. Steer dated July 1, 2005.   Incorporated
          herein by reference to Exhibit 10.2 of Seaboard's Form 10-Q for the quarter ended July 2, 2005.

   10.13* Employment Agreement between Seaboard Farms,  Inc.
          and Rodney K. Brenneman dated July 1, 2005. Incorporated herein by reference to Exhibit 10.3 of Seaboard's Form 10-Q for the quarter ended July 2, 2005.

   10.14* Employment Agreement between Seaboard Corporation and Edward A. Gonzalez dated July 1, 2005.

   10.15* Seaboard   Corporation   Nonqualified   Deferred
          Compensation Plan dated December 29, 2005. The appendix to the Nonqualified Deferred Compensation Plan has been omitted from this filing, but will be provided supplementally upon request of the Commission.

   13     Sections   of   Annual  Report  to  security   holders
          specifically incorporated herein by reference herein.

   14 Code of Ethics Policy as amended as of March 4, 2005. Incorporated herein by reference to Exhibit 14 of Seaboard's Form 10-K for fiscal year ended December 31, 2004.

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

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SEABOARD CORPORATION

By /s/H. H. Bresky                       By  /s/Robert L. Steer
   H. H. Bresky, President and Chief         Robert L. Steer, Senior Vice
   Executive Officer                         President, Treasurer and Chief
   (principal executive officer)             Financial Officer (principal
                                             financial officer)

Date:  March 6, 2006                     Date:  March 6, 2006



By /s/John A. Virgo
   John A. Virgo, Vice President, Corporate
   Controller and Chief Accounting Officer
   (principal accounting officer)

Date:  March 6, 2006



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

By /s/H. H. Bresky                       By  /s/Kevin M. Kennedy
   H. H. Bresky, Director and Chairman       Kevin M. Kennedy, Director
   of the Board

Date:  March 6, 2006                     Date:  March 6, 2006



By /s/David A. Adamsen                   By  /s/Joseph E. Rodrigues
   David A. Adamsen, Director                Joseph E. Rodrigues, Director

Date:  March 6, 2006                     Date:  March 6, 2006



By /s/Douglas W. Baena
   Douglas W. Baena, Director

Date:  March 6, 2006

               SEABOARD CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedule

                      Financial Statements


                                                                Stockholders'
                                                             Annual Report Page

Report of Independent Registered Public Accounting Firm              26

Consolidated Statement of Earnings for the years
 ended December 31, 2005, December 31, 2004 and
 December 31, 2003                                                   28

Consolidated Balance Sheets as of December 31, 2005
 and December 31, 2004                                               29

Consolidated Statement of Cash Flows for the years
 ended December 31, 2005, December 31, 2004 and
 December 31, 2003                                                   30

Consolidated Statement of Changes in Equity for the
 years ended December 31, 2005, December 31, 2004 and
 December 31, 2003                                                   31

Notes to Consolidated Financial Statements                           32

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

II - Valuation and Qualifying Accounts for the years ended
     December 31, 2005, 2004 and 2003                                F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Seaboard Corporation:

Under date of March 6, 2006, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the December 31, 2005 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report dated March 6, 2006 contains an explanatory paragraph that states that the Company adopted Statement of Financial Standards No. 143, "Accounting for Asset Retirement Obligations," and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and changed its method of accounting for costs expected to be incurred during regularly scheduled drydocking of vessels from the accrual method to the direct-expense method in 2003.



                                   KPMG LLP

Kansas City, Missouri
March 6, 2006

                                                      Schedule II
              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)



                                     Balance at       Provision    Net deductions   Accounting     Balance at
                                  beginning of year      (1)             (2)          changes(3)  end of year
Year ended December 31, 2005:

  Allowance for doubtful accounts     $14,524           3,987         (2,356)               -       $16,155

Year ended December 31, 2004:

  Allowance for doubtful accounts     $23,359           2,463        (11,298)               -       $14,524

Year ended December 31, 2003:

  Allowance for doubtful accounts     $16,178           8,473         (1,292)               -       $23,359

  Drydock accrual                     $ 6,393               -              -           (6,393)      $     -


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
