Form 10-Q
period 2006-04-01
SEABOARD CORP /DE/
filed 2006-05-05
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 1, 2006

                                  OR

  {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________ to ________________

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [   ]         Accelerated filer [ X ]

                       Non-accelerated filer [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule
      12b-2 of the Exchange Act).  Yes      .   No  X .

     There were 1,261,367.24 shares of common stock, $1.00 par value per share, outstanding on April 24, 2006.

                                   Total pages in filing - 19 pages

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                  SEABOARD CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Earnings
             (Thousands of dollars except per share amounts)
                               (Unaudited)

                                                  Three Months Ended
                                                 April 1,    April 2,
                                                   2006        2005
Net sales:
   Products                                   $  442,607  $  543,263
   Services                                      170,617     155,281
   Other                                          22,349      14,783
Total net sales                                  635,573     713,327
Cost of sales and operating expenses:
   Products                                      382,491     454,407
   Services                                      135,826     117,375
   Other                                          19,291      12,984
Total cost of sales and operating expenses       537,608     584,766
Gross income                                      97,965     128,561
Selling, general and administrative expenses      37,108      31,481
Operating income                                  60,857      97,080
Other income (expense):
   Interest expense                               (5,569)     (5,993)
   Interest income                                 5,994       3,504
   Loss from foreign affiliates                      (91)       (521)
   Minority and other noncontrolling interests    (1,454)       (432)
   Foreign currency gains                          3,268         682
   Miscellaneous, net                              4,784       3,007
Total other income, net                            6,932         247
Earnings before income taxes                      67,789      97,327
Income tax expense                               (16,249)    (28,650)
Net earnings                                  $   51,540  $   68,677

Earnings per common share                     $    40.86  $    54.72

Dividends declared per common share           $     0.75  $     0.75

Average number of shares outstanding           1,261,367   1,255,054

         See notes to condensed consolidated financial statements.

                        SEABOARD CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                               (Thousands of dollars)
                                     (Unaudited)

                                                      April 1,   December 31,
                                                        2006        2005
                              Assets
Current assets:
   Cash and cash equivalents                       $   20,724   $   34,622
   Short-term investments                             350,336      377,874
   Receivables, net                                   212,560      223,024
   Inventories                                        325,256      331,133
   Deferred income taxes                               11,377        9,743
   Other current assets                                94,798       70,814
Total current assets                                1,015,051    1,047,210
Investments in and advances to foreign affiliates      41,035       39,992
Net property, plant and equipment                     624,394      626,580
Goodwill                                               28,372       28,372
Intangible assets, net                                 29,780       30,120
Other assets                                           47,749       44,047
Total assets                                       $1,786,381   $1,816,321

          Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                          $   26,396   $   92,938
   Current maturities of long-term debt                61,355       61,415
   Accounts payable                                    86,709      112,177
   Other current liabilities                          167,986      152,859
Total current liabilities                             342,446      419,389
Long-term debt, less current maturities               198,693      201,063
Deferred income taxes                                 123,095      124,749
Other liabilities                                      58,869       57,216
Total non-current and deferred liabilities            380,657      383,028
Minority and other noncontrolling interests            36,381       36,034
Stockholders' equity:
  Common stock of $1 par value,
    Authorized 4,000,000 shares;
    issued and outstanding 1,261,367 shares             1,261        1,261
  Additional paid-in capital                           21,574       21,574
  Accumulated other comprehensive loss                (54,592)     (53,025)
  Retained earnings                                 1,058,654    1,008,060
Total stockholders' equity                          1,026,897      977,870
Total liabilities and stockholders' equity         $1,786,381   $1,816,321

            See notes to condensed consolidated financial statements.

                           SEABOARD CORPORATION AND SUBSIDIARIES
                       Condensed Consolidated Statements of Cash Flows
                                  (Thousands of dollars)
                                       (Unaudited)

                                                       Three Months Ended
                                                      April 1,     April 2,
                                                        2006         2005
Cash flows from operating activities:
   Net earnings                                   $    51,540    $  68,677
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                   17,394       15,414
       Other investment loss (income), net               (746)         453
       Loss from foreign affiliates                        91          521
       Foreign currency exchange losses (gains)            35           (8)
       Minority and noncontrolling interest             1,454          432
       Deferred income taxes                           (1,754)      (1,691)
       Gain from sale of fixed assets                    (333)        (240)
   Changes in current assets and liabilities:
        Receivables, net of allowance                   9,411       (9,701)
        Inventories                                     4,716        4,286
        Other current assets                          (23,632)         431
        Current liabilities, exclusive of debt         (9,972)      21,002
   Other, net                                          (1,472)          62
Net cash from operating activities                     46,732       99,638
Cash flows from investing activities:
   Purchase of short-term investments              (1,249,900)    (175,381)
   Proceeds from the sale or maturity of
    short-term investments                          1,277,143      101,879
   Investments in and advances to foreign
    affiliates, net                                         -        1,557
   Capital expenditures                               (16,266)     (13,869)
   Proceeds from the sale of fixed assets               1,022          344
   Other, net                                            (263)       2,217
Net cash from investing activities                     11,736      (83,253)
Cash flows from financing activities:
   Notes payable to banks, net                        (66,542)       1,252
   Principal payments of long-term debt                (2,333)      (2,768)
   Dividends paid                                        (946)        (941)
   Other, net                                          (2,453)        (401)
Net cash from financing activities                    (72,274)      (2,858)
Effect of exchange rate change on cash                    (92)          71
Net change in cash and cash equivalents               (13,898)      13,598
Cash and cash equivalents at beginning of year         34,622       14,620
Cash and cash equivalents at end of period        $    20,724    $  28,218

           See notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries ("Seaboard"). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard's investments in non-controlled affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2005 as filed in its Annual Report on Form 10-K. Seaboard's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard's year-end is December 31.

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

Interest Rate Exchange Agreements

Seaboard's interest rate exchange agreements do not qualify as hedges for accounting purposes. During the first quarter of 2006, Seaboard recorded a gain of $2,919,000 compared to a gain of $2,978,000 during the first quarter of 2005 related to these agreements. The gains and losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of interest paid or received. These include net payments of $687,000 and $1,689,000 during 2006 and 2005, respectively, resulting from the difference between the fixed rate paid and variable rate received on these agreements.

Note 2 - Inventories

The following is a summary of inventories at April 1, 2006 and December 31, 2005:

                                                          April 1, December 31,
(Thousands of dollars)                                      2006      2005

At lower of LIFO cost or market:
    Live hogs & materials                                 $145,293   $146,661
    Fresh pork & materials                                  21,906     22,987
                                                           167,199    169,648
    LIFO adjustment                                            118        571
       Total inventories at lower of LIFO cost or market 167,317 170,219 At lower of FIFO cost or market:
    Grain, flour and feed                                  106,852    107,073
    Sugar produced & in process                             23,814     26,559
    Other                                                   27,273     27,282
       Total inventories at lower of FIFO cost or market   157,939    160,914
        Total inventories                                 $325,256   $331,133

Note 3 - Income Taxes

During the fourth quarter of 2004, President Bush signed into law H.R. 4520, the American Jobs Creation Act ("Act"). The Act is a significant and complicated reform of U.S. income tax law. The Act contains several provisions which are favorable for Seaboard. Of particular note, the Act repealed the prior law treatment of shipping income as a component of subpart F income. This change allowed Seaboard to avoid current U.S. taxation on its post-2004 shipping income. Originally, there was ambiguity with the application of Treasury Department Regulations resulting in Seaboard accruing $7,490,000 of tax expense on shipping income in the first quarter of 2005. Ambiguity with this portion of the Act was favorably resolved by a Notice from the Treasury

Department subsequent to July 2, 2005. Accordingly, Seaboard reversed the previously accrued $7,490,000 as a reduction of income tax expense in the second quarter of 2005.

Note 4 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. As a result of its current liquidity and tax positions, in February 2006 Seaboard made a contribution of $3,811,000 which was the maximum deductible contribution allowed for the 2005 plan year. An additional contribution may be made during 2006 for the 2006 plan year, but such amount is not yet known. Additionally, Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management currently has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost of these plans was as follows:

                                                    Three Months Ended
                                                    April 1,  April 2,
(Thousands of dollars)                                2006      2005

Components of net periodic benefit cost:
 Service cost                                       $   920   $   906
 Interest cost                                        1,185     1,107
 Expected return on plan assets                      (1,147)   (1,135)
 Amortization and other                                 484       297
 Net periodic benefit cost                          $ 1,442   $ 1,175

Note 5 - Commitments and Contingencies

Seaboard Foods LP ("Seaboard Foods") reached an agreement in 2002 to settle litigation brought by the Sierra Club. Under the terms of the settlement, Seaboard Foods conducted an investigation at three farms. Based on the investigation, it has been determined that two farms do not require any corrective action. The investigation at the one remaining farm concluded that the lagoon at this farm is a likely source of elevated nitrates in the ground water. Seaboard Foods advised the Oklahoma Department of Agriculture, Food & Forestry as to this fact, and is in the process of getting approval for and making the necessary corrective action, which will include constructing a replacement lagoon. The cost of the lagoon and any other implications is not known with certainty, but the cost is expected to be approximately $1,500,000. Seaboard Foods has given notice to PIC International Group, Inc. ("PIC"), the former owner of the farm, as to its right to indemnification from any loss as a result of the lagoon. To date, PIC has declined to provide indemnification.

Seaboard Foods is subject to a regulatory action and an investigation by the United States Environmental Protection Agency ("EPA"). Such action involves five properties utilized in Seaboard Foods' hog production operations which were purchased from PIC. Seaboard Foods has undertaken an extensive investigation, and has had significant discussions with the EPA, proposing to take a number of corrective actions with respect to the farms, and one additional farm, in order to attempt to settle the actions. Originally, the EPA advised Seaboard Foods that any such settlement must include a civil fine of $1,200,000, but the EPA has since reduced the amount of its demand for a civil penalty to $305,000. Seaboard Foods believes that the EPA has no authority to impose a civil fine, but settlement discussions are continuing.

The State of Oklahoma pursued a regulatory action with respect to the same properties involved in the action by the EPA; however, the action has been settled. Pursuant to the settlement, Seaboard Foods paid a fine of $100,000 and agreed to undertake certain supplemental environmental projects at a cost of $80,000, and agreed to undertake specified measures, future monitoring and other measures if the specified measures are not effective.

PIC is indemnifying Seaboard Foods with respect to the EPA action and the remedial aspects of the State of Oklahoma settlement, excluding the $100,000 state fine and $80,000 in costs for supplemental environmental projects, pursuant to an indemnification agreement which has a $5,000,000 limit. To date, the $5,000,000 limit has not been exceeded. The estimated cumulative costs which will be expended will total approximately $6,900,000, not including the additional legal costs required to negotiate the settlement or the penalties demanded by the EPA and the settlement reached with the State of Oklahoma. If the measures taken pursuant to the settlements are not effective, other measures with additional costs may be required. PIC has advised Seaboard Foods that it is not responsible for the costs in excess of $5,000,000. Seaboard Foods disputes PIC's determination of the costs to be included in the calculation to determine whether the $5,000,000 limit will be exceeded, and believes that the costs to be considered are less than $5,000,000, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard Foods has agreed to conduct such testing and sampling as part of the sampling it conducts in the normal course of operations, and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard Foods also believes that a more general indemnity agreement would require indemnification of liability in excess of $5,000,000 (excluding the estimated $180,000 cost for
testing   and   sampling),  although  PIC disputes this.

During the fourth quarter of 2005, Seaboard's subsidiary, Seaboard Marine, received a notice of violation letter from U.S. Customs and Border Protection demanding payment of a significant penalty for an alleged failure to manifest narcotics in connection with Seaboard Marine's shipping operations, in violation of a federal statute and regulation. Seaboard has responded to the allegations and is waiting for a response from U.S. Customs and Border Protection. Management believes that the resolution of the matter will not have a material adverse effect on the consolidated financial statements of Seaboard.

Seaboard is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. The following table sets forth the terms of guarantees as of April 1, 2006.

Guarantee beneficiary                    Maximum exposure       Maturity

Foreign non-consolidated affiliate grain     $  712,000     Annual renewal
  processor - Uganda

Foreign non-consolidated affiliate food      $  400,000      August 2006
  product distributor - Ecuador

Various hog contract growers                 $1,578,000     Annual renewal

Seaboard guaranteed a bank borrowing for a subsidiary of a foreign affiliate grain processor in Kenya, Unga Holdings Limited ("Unga"), a nonconsolidated milling affiliate, to facilitate bank financing used for the rehabilitation and expansion of a milling facility in Uganda. This guarantee was a part of the original purchase agreement with Unga when Seaboard first invested in this company in 2000. The guarantee can be drawn upon in the event of non-payment of a bank borrowing by Unga. While the guarantee may be cancelled by Seaboard annually, the bank has the right to draw on the guarantee in the event it is advised that the guarantee will be cancelled. The guarantee renews annually until the debt expires in 2007. Unga Holdings has provided a reciprocal guarantee to Seaboard. As of April 1, 2006, $471,000 was outstanding related to Seaboard's guarantee.

The non-consolidated affiliate food product distributor in Ecuador purchases certain products from a U.S. domiciled vendor. Seaboard has guaranteed the payments for these purchases in order to secure normal credit terms for this affiliate.

Seaboard has guaranteed a portion of the bank debt for certain farmers, which debt proceeds were used to construct facilities to raise hogs for Seaboard's Pork segment. The guarantees enabled the farmers to obtain favorable financing terms. These bank guarantees renew annually until the underlying debt is fully repaid in 2013-2014. The maximum exposure to Seaboard from these guarantees is $1,578,000.

Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considered the likelihood of loss to be remote.

As of April 1, 2006, Seaboard had outstanding $56,521,000 of letters of credit ("LCs") with various banks that reduced Seaboard's borrowing capacity under its committed credit facility. Included in this amount are LCs totaling $42,688,000 which support the Industrial Development Revenue Bonds included as long-term debt and $13,158,000 of LCs related to insurances coverages.

Note  6  -  Stockholders' Equity and Accumulated  Other  Comprehensive
Income (Loss)

In conjunction with a 2002 transaction ("the Transaction") between Seaboard and its parent company, Seaboard Flour LLC ("the Parent Company"), whereby Seaboard effectively repurchased shares of its common stock owned by the Parent Company in return for repayment of all indebtedness owed by the Parent Company to Seaboard, the Parent Company also transferred to Seaboard rights to receive possible future cash payments from a subsidiary of the Parent Company and the benefit of other assets owned by that subsidiary. Seaboard also received tax net operating losses ("NOLs") which allow Seaboard to reduce the amount of future income taxes it otherwise would pay. To the extent Seaboard receives cash payments as a result of the transferred rights or reduces its federal income taxes payable by utilizing the NOLs, Seaboard agreed to issue to the Parent Company new shares of common stock with a value equal to the cash received and/or the NOLs utilized. The value of the common stock for purposes of determining the number of shares issued is equal to the ten day rolling average closing price, determined as of the twentieth day prior to the issue date. The maximum number of shares of common stock which may be issued to the Parent Company under the Transaction is capped at 232,414.85, the number of shares which were originally purchased from the Parent Company.

On September 15, 2005, Seaboard filed tax returns utilizing the NOLs resulting in reducing its federal income tax by $8,317,416. Based on terms of the Transaction, the price of the shares of Seaboard's common stock to be issued to the Parent Company is equal to the ten day rolling average closing price prior to October 1, 2005, which was $1,317.44. This resulted in Seaboard issuing 6,313.34 shares to Parent Company on November 3, 2005. As of April 1, 2006, Seaboard had not received any cash payments from the subsidiary of its Parent Company and does not currently expect to receive any material amount of cash prior to the expiring of the right to receive such payments on September 17, 2007.

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                                        Three Months Ended
                                                         April 1,  April 2,
(Thousands of dollars)                                     2006      2005

Net earnings                                             $51,540   $68,677
Other comprehensive income (loss)
  net of applicable taxes:
   Foreign currency translation adjustment                (1,097)    1,723
   Unrealized gains (losses) on investments                 (398)      174
   Unrealized gains (losses) on cash flow hedges             (22)      155
   Amortization of deferred gain on interest rate swaps      (50)      (50)

Total comprehensive income                               $49,973   $70,679

The components of and changes in accumulated other comprehensive loss for the three months ended April 1, 2006 are as follows:

                                              Balance                Balance
                                            December 31,   Period    April 1,
(Thousands of dollars)                         2005        Change      2006

Foreign currency translation adjustment      $(53,229)    $(1,097)  $(54,326)
Unrealized gain on investments                    928        (398)       530
Unrecognized pension cost                      (1,041)          -     (1,041)
Net unrealized loss on cash flow hedges           (33)        (22)       (55)
Deferred gain on interest rate swaps              350         (50)       300

Accumulated other comprehensive loss         $(53,025)    $(1,567)  $(54,592)

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.

Note 7 - Segment Information

In  February  2005,  the  Board of Directors  of  the  Bulgarian  wine business ("the Business"), and the majority of the owners of the Business, including Seaboard, agreed to pursue the sale of the entire Business or all of its assets. As a result of additional advances made during 2005, which changed distribution priorities, Seaboard is entitled to receive approximately 50% of any net sale proceeds of this Business' equity after all third party bank debt has been repaid. As a result, Seaboard decreased its share of the losses from 100% in 2005 to 50% in 2006. Based on current negotiations to sell a substantial portion of the Business and all related wine labels, and other information on the fair value for the sale of all other assets of this Business, management believes if negotiations are successful the remaining carrying value of its investment at the time of disposition will be recoverable from sales proceeds. Seaboard anticipates incurring additional losses from the operations of this Business until the sale of this Business is completed. As of April 1, 2006, the remaining carrying value of Seaboard's investments in and advances to this Business total $3,180,000, including $2,689,000 of foreign currency translation gains recorded in other comprehensive income from this Business which will be recognized in earnings upon completion of the sale. The investment and losses from the Business are included in the All Other segment. This Business is considered a variable interest entity and the related maximum exposure to Seaboard is $491,000 at April 1, 2006.

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

Sales to External Customers:
                                                 Three Months Ended
                                                 April 1,   April 2,
(Thousands of dollars)                             2006       2005

Pork                                             $245,294   $242,436
Commodity Trading and Milling                     177,570    286,148
Marine                                            167,383    148,335
Sugar and Citrus                                   18,514     14,307
Power                                              22,349     14,783
All Other                                           4,463      7,318
   Segment/Consolidated Totals                   $635,573   $713,327

Operating Income:
                                                 Three Months Ended
                                                 April 1,   April 2,
(Thousands of dollars)                             2006       2005

Pork                                             $ 30,100   $ 50,424
Commodity Trading and Milling                       9,965     20,204
Marine                                             18,591     22,928
Sugar and Citrus                                    2,815      3,010
Power                                               2,000      1,046
All Other                                             669        525
   Segment Totals                                  64,140     98,137
Corporate Items                                    (3,283)    (1,057)
   Consolidated Totals                           $ 60,857   $ 97,080

Income (Loss) from Foreign Affiliates:

                                                 Three Months Ended
                                                 April 1,   April 2,
(Thousands of dollars)                             2006       2005

Commodity Trading and Milling                    $  1,722   $  2,112
Sugar and Citrus                                   (1,057)       198
All Other                                            (756)    (2,831)
   Segment/Consolidated Totals                   $    (91)  $   (521)

Investments in and Advances to Foreign Affiliates:

                                                 April 1,  December 31,
(Thousands of dollars)                             2006       2005

Commodity Trading and Milling                    $ 37,055   $ 34,013
Sugar and Citrus                                      800      1,987
All Other                                           3,180      3,992
   Segment/Consolidated Totals                   $ 41,035   $ 39,992

Total Assets:
                                                   April 1,  December 31,
(Thousands of dollars)                               2006       2005

Pork                                             $  718,446 $  731,422
Commodity Trading and Milling                       308,534    282,160
Marine                                              155,000    150,797
Sugar and Citrus                                    109,001    112,882
Power                                                65,619     77,206
All Other                                             8,191      8,991
   Segment Totals                                 1,364,791  1,363,458
Corporate Items                                     421,590    452,863
   Consolidated Totals                           $1,786,381 $1,816,321

During the third quarter of 2005, Seaboard revised its allocation of corporate administrative services to the individual segments to primarily represent corporate services rendered to and costs incurred for each specific division with no allocation to individual segments of general corporate management oversight costs. Previously, administrative services provided by the corporate office were primarily allocated to the individual segments based on the size and nature of their operations with certain operating expenses not specifically allocated to individual segments. Operating income for each segment presented above for the three months ended April 2, 2005 have been adjusted to reflect changes in the allocation of administrative services by the corporate office. Corporate assets include short-term investments, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments decreased $41.4 million from December 31, 2005 reflecting the repayments of $66.5 million of short-term borrowings partially offset by cash generated from operations. Cash from operating activities totaled $46.7 million for the three months ended April 1, 2006, of which $16.3 million was used for capital expenditures and $66.5 million was used to repay short-term borrowings. Cash from operating activities for the three months ended April 1, 2006 decreased $52.9 compared to the same period one year earlier primarily reflecting the lower earnings for the Pork, Commodity Trading and Milling, and Marine segments. Increases in working capital needs in the Pork and Commodity Trading and Milling segments resulting from the timing of normal transactions for trade payables and voyage settlements, respectively, compared to the first quarter of 2005 also contributed to the decrease in cash from operating activities.

Capital Expenditures and Other Investing Activities

During the three months ended April 1, 2006, Seaboard invested $16.3 million in property, plant and equipment, of which $4.4 million was expended in the Pork segment, $0.7 million was expended in the Commodity Trading and Milling segment, $7.1 million in the Marine segment, and $2.9 million in the Sugar and Citrus segment. For the Marine segment, $5.4 million was spent to purchase cargo carrying and handling equipment. In the Sugar and Citrus segment, the capital expenditures were primarily used for harvesting equipment and improvements to the plantation. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

The Pork segment is expanding its processed meats capabilities by constructing a separate further processing plant, primarily for bacon and sausage processing, at an approximate cost of $40.0 million.
Construction of this facility is expected to begin in the second quarter of 2006 with approximately $30.0 million to be spent in 2006 and approximately $10.0 million to be spent in 2007. In addition, the Pork segment is pursuing the construction of a processing plant to utilize by-products from its Guymon processing plant to produce biodiesel at an approximate cost of $35.0 million, which will be marketed to third parties. Construction of this plant is expected to begin in the second half of 2006 with approximately $15.0 million to be spent in 2006 and approximately $20.0 million to be spent in 2007.

For the remainder of 2006 management has budgeted capital expenditures totaling $108.0 million. In addition to the projects detailed above, the Pork segment plans to spend $17.3 million for improvement to existing hog facilities, expansion of the further processing capacity acquired from Daily's, upgrades to the Guymon processing plant and additional facility upgrades and related equipment. The Commodity Trading and Milling segment plans to spend $6.2 million primarily for milling facility upgrades and related equipment. The Marine segment has budgeted $31.3 million for additional cargo carrying and handling equipment, expansion of port facilities and to purchase containerized cargo vessels currently chartered. The Sugar and Citrus segment plans to spend $6.6 million for improvements to the plantation and harvesting equipment. The balance of $1.6 million is planned to be spent in all other businesses. Management anticipates funding these capital expenditures from available cash and short-term investments.

Financing Activities and Debt

As of April 1, 2006, Seaboard had committed lines of credit totaling $150.0 million and uncommitted lines totaling approximately $104.9 million. Borrowings outstanding under committed and uncommitted lines as of April 1, 2006, totaled $15.0 million and $11.4 million, respectively. The $15.0 million borrowing under the two-year committed line is classified in current liabilities at April 1, 2006 as Seaboard has the ability and intent to repay such borrowings during the year. Outstanding standby letters of credit totaling $56.5 million reduced Seaboard's borrowing capacity under its committed credit line, primarily representing $42.7 million for Seaboard's outstanding
Industrial Development Revenue Bonds and $13.2 million related to insurance coverages.

Seaboard's remaining 2006 scheduled long-term debt maturities total $59.0 million. Management believes that Seaboard's existing liquidity from available cash and short term investments will be adequate to make these scheduled debt payments and support existing operations during fiscal 2006. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates. Management periodically reviews various alternatives for future financings to provide additional liquidity for future operating plans.

See Note 5 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales decreased to $635.6 million for the first quarter of 2006 compared to $713.3 million during the first quarter of 2005. The decrease in net sales primarily reflects the sale of some components of Seaboard's third party commodity trading operations in May 2005.

Operating income decreased to $60.9 million in 2006, compared to $97.1 during the first quarter of 2005. The decrease for the 2006 quarter primarily represents lower pork prices and the effect of the mark-to-market of commodity futures and options in the Commodity Trading and Milling segment.

Seaboard's  operations  typically  experience  cyclical  upswings  and downswings. During 2005 and the last half of 2004, Seaboard had experienced the positive effects from favorable pricing conditions in the Pork and Marine segments. Cyclical downswings in the Pork or Marine industries or other industries in which Seaboard operates, will adversely affect Seaboard's results from operations.

Operating income for each segment presented below for the three months ended April 2, 2005 have been adjusted to reflect changes in the allocation of administrative services by the corporate office as discussed in Note 7 to the Condensed Consolidated Financial Statements.

Pork Segment
                                                  Three Months Ended
                                                   April 1, April 2,
(Dollars in millions)                                2006     2005

Net sales                                          $245.3   $242.4
Operating income                                   $ 30.1   $ 50.4

Net sales for the Pork segment increased $2.9 million in the first quarter of 2006 compared to the first quarter of 2005. The increase primarily reflects the acquisition of Daily's in July 2005 partially offset by lower sales prices for pork products. Operating income for the Pork segment decreased $20.3 million in the first quarter of 2006 compared to the first quarter of 2005 as a result of lower prices for pork products partially offset by lower costs for third party hogs used for processing. During the first quarter of 2006, Triumph Foods began production at its new pork processing plant and Seaboard began marketing the related pork products for a commission.

Management is unable to predict future market prices for pork products or the effect on market prices from marketing the increased volumes of pork products produced by Triumph Foods, and the cost of third party hogs used for processing. During 2005 and the last half of 2004, market prices for pork products were high relative to historic norms. Historically high market prices have not been sustained over long periods of time but rather rise and fall based on prevailing market conditions. Overall, management expects pork prices for the remainder of 2006 to be lower than 2005, which could result in significantly lower operating income for this segment during the remainder of 2006 compared to 2005.

Commodity Trading and Milling Segment
                                                  Three Months Ended
                                                   April 1, April 2,
(Dollars in millions)                                2006     2005

Net sales                                          $177.6   $286.1
Operating income                                   $ 10.0   $ 20.2
Income from foreign affiliates                     $  1.7   $  2.1

Net sales for the Commodity Trading and Milling segment decreased $108.5 million in the first quarter of 2006 compared to the first quarter of 2005. The decrease primarily reflects the sale of some components of Seaboard's third party commodity trading operations in May 2005.

Operating income for this segment decreased $10.2 million in the first quarter of 2006 compared to the first quarter of 2005, primarily reflecting the $9.8 million fluctuation in 2006 compared to 2005 of marking to market the derivative contracts as discussed below and, to a lesser extent, the sale of operations as mentioned above. Partially offsetting the decrease was the improved gross margin percentage for the commodity trading business. Due to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income for the remainder of 2006, excluding the potential effects of marking to market derivative contracts.

Had Seaboard applied hedge accounting to its derivative instruments, operating income would have been unchanged in the first quarter of 2006 and lower by $9.8 million in the first quarter of 2005. While management believes its foreign exchange contracts and commodity futures and options are economic hedges of its firm purchase and sales contracts, Seaboard does not perform the extensive record-keeping required to account for either type of derivative as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As a result, operating income for the first quarter of 2006 includes commodity derivative gains of $1.6 million compared to gains of $6.5 million in 2005 related to these mark-to-market adjustments. In addition, operating income for the first quarter of 2006 includes losses from foreign exchange derivative contracts of $1.6 million compared to gains of $3.3 million in 2005

Income from foreign affiliates in the first quarter of 2006 decreased by $0.4 million compared to the first quarter of 2005. Based on current political and economic situations in the countries in which the flour and feed mills operate, management cannot predict whether the foreign affiliates will remain profitable for the remainder of 2006.

Marine Segment
                                                  Three Months Ended
                                                   April 1, April 2,
(Dollars in millions)                                2006     2005

Net sales                                          $167.4   $148.3
Operating income                                   $ 18.6   $ 22.9

Net sales for the Marine segment increased $19.1 million in the first quarter of 2006 compared to the first quarter of 2005 reflecting higher average cargo rates in most markets. Management cannot predict whether rates will continue to increase or be in an amount sufficient to cover increases in charter hire and fuel related expenses.

Operating income for the Marine segment decreased $4.3 million in the first quarter of 2006 compared to the first quarter of 2005, primarily reflecting higher fuel costs, charter hire expenses and inland transportation costs. Although management cannot predict changes in future cargo rates, fuel related costs, charter hire expenses or to what extent changes in economic conditions will impact cargo volumes, it does expect this segment to remain profitable for the remainder of 2006 although lower than 2005.

Sugar and Citrus Segment
                                                  Three Months Ended
                                                   April 1, April 2,
(Dollars in millions)                                2006     2005

Net sales                                          $ 18.5   $ 14.3
Operating income                                   $  2.8   $  3.0
Income (loss) from foreign affiliates              $ (1.1)  $  0.2

Net sales for the Sugar and Citrus segment increased $4.2 million in the first quarter of 2006 compared to the first quarter of 2005, primarily reflecting higher sales volumes of sugar from increased purchases of sugar from third parties for resale and, to a lesser extent, increased sugar prices on export sales. Although export prices have increased, management does not expect Argentine sugar prices to significantly increase during 2006 because governmental authorities are attempting to control inflation by limiting the price of basic commodities, including sugar. However, Seaboard expects to maintain its historical sales volume to Argentinean customers.

Operating income decreased $0.2 million in the first quarter of 2006 compared to the first quarter of 2005, even though sales were higher reflecting the small margin on sales of purchased sugar from third parties. Also affecting operating income were lower margins on sales of owned sugar as a result of increased cost of production during the last harvest season and, to a lesser extent, higher selling, general and administrative expenses. Management expects operating income will remain positive for the remainder of 2006.

The loss from foreign affiliates for the first quarter of 2006 represents the expense of cancelling a franchisee agreement incurred during the quarter.

Power Segment
                                                  Three Months Ended
                                                   April 1, April 2,
(Dollars in millions)                                2006     2005

Net sales                                          $ 22.3   $ 14.8
Operating income                                   $  2.0   $  1.0

Net sales for the Power segment increased $7.5 million in the first quarter of 2006 compared to the first quarter of 2005, primarily reflecting higher rates. Rates have increased during 2006 primarily as a result of higher fuel costs, a component of pricing. During the first quarter of 2006, Seaboard's power production was restricted by the regulatory authorities in the Dominican Republic. The regulatory body schedules production based on the amount of funds available to pay for the power produced and the relative costs of the power produced.

Operating income increased for the first quarter of 2006 compared to the first quarter of 2005 primarily reflecting higher rates partially offset by higher fuel cost and bad debt recoveries in the first quarter of 2005. Management currently cannot predict if it will remain profitable for the remainder of 2006 since the extent to which the regulatory authority will restrict Seaboard's production of power is uncertain.

All Other
                                                  Three Months Ended
                                                   April 1, April 2,
(Dollars in millions)                                2006     2005

Net sales                                          $  4.5   $  7.3
Operating income                                   $  0.7   $  0.5
Loss from foreign affiliate                        $ (0.8)  $ (2.8)

Net sales decreased primarily as a result of discontinuing a portion of Seaboard's transportation business during the second half of 2005 and combining the remaining related party portion of the business with the Pork segment. Operating income increased during 2006 as a result of improvements in the jalapeno pepper operations.

The loss from foreign affiliate reflects Seaboard's share of losses from its equity method investment in a Bulgarian wine business. In 2006 Seaboard recorded 50% of the losses from this business compared to 100% in 2005. Management expects additional losses from the operations of this business for the remainder of 2006. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of this business and intentions to sell the business.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $5.6 million in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of the acquisition of Daily's in the Pork segment, increases in the Marine segment reflecting increased selling costs related to the volume growth of this business and, to a lesser extent, as a result of bad debt recoveries in the first quarter of 2005 in the Power segment. In addition, during 2006 there were increased costs related to Seaboard's deferred compensation programs (which are primarily offset by the effect of mark-to-market investments recorded in miscellaneous, net discussed below). As a percentage of revenues, SG&A increased to 5.8% in the first quarter of 2006 compared to 4.4% for the first quarter of 2005 primarily from lower net sales as a result of the sale of some components of Seaboard's third party commodity trading operations in May 2005.

Interest Income

Interest income increased $2.5 million in the first quarter of 2006 compared to the first quarter of 2005 primarily reflecting the higher level of average funds invested during 2006 and to a lesser extent, higher interest rates.

Minority and Other Noncontrolling Interests

Minority and other noncontrolling interests expense increased $1.0 million in the first quarter of 2006 compared to the first quarter of 2005 primarily reflecting the minority interest resulting from the acquisition of Daily's in July 2005.

Foreign Currency Gains

Seaboard realized net foreign currency gains of $3.3 million in the first quarter of 2006 compared with $0.7 million of gains in 2005. The increase in foreign currency gains is primarily related to currency appreciation in certain African operations of the Commodity Trading and Milling segment.

Miscellaneous, Net

Increase in miscellaneous, net in the first quarter of 2006 primarily reflects an increase of $1.3 million from the mark-to-market of Seaboard's investments related to its deferred compensation programs. The first quarter of 2006 also includes income of $0.3 million from the decrease in the value of put option value relating to the Daily's acquisition in July 2005.

Income Tax Expense

The effective tax rate decreased during 2006 compared to 2005 primarily as a result of changes to the treatment of shipping income by the U.S. taxing authorities as further discussed in Note 3 of Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks from its day-to-day operations. Seaboard utilizes derivative instruments to mitigate certain of these risks including both purchases and sales of futures and options to hedge inventories, forward purchase and sales contracts, and anticipatory raw material needs. From time to time, Seaboard may enter into speculative derivative transactions related to its market risks. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act 15(d) - 15(e) as of April 1, 2006. Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - During the third quarter of 2005, Seaboard completed the acquisition of Daily's. Management is currently completing post merger integration plans which include converting certain accounting information systems and is in the process of documenting and evaluating internal controls with respect to Daily's. Although management does not consider it material to its results of operations, Seaboard intends to extend its Sarbanes-Oxley Act of 2002 Section 404 compliance program to include Daily's with an effective date of July 1, 2006. There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Seaboard's subsidiary, Seaboard Foods LP ("Seaboard Foods"), is subject to an ongoing Unilateral Administrative Order ("RCRA Order") pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), filed by the United States Environmental Protection Agency ("EPA") on June 29, 2001. These same farms were the subject of a Notice of Violation letter received from the State of Oklahoma, alleging that Seaboard Foods has violated various provisions of state law and the operating permits based on the same conditions which gave rise to the RCRA Order.

Effective April 20, 2006, a settlement was reached with the State of Oklahoma, pursuant to which Seaboard Foods paid a fine of $100,000 and agreed to undertake certain supplemental environmental projects at a cost of $80,000, and agreed to undertake specified measures, future monitoring and other measures if the specified measures are not effective.

PIC is indemnifying Seaboard Foods with respect to the EPA action and the remedial aspects of the State of Oklahoma settlement, excluding the $100,000 state fine and $80,000 in costs for supplemental environmental projects, pursuant to an indemnification agreement which has a $5,000,000 limit. To date, the $5,000,000 limit has not been exceeded. The estimated cumulative costs which will be expended will total approximately $6,900,000, not including the additional legal costs required to negotiate the settlement or the penalties demanded by the EPA and the settlement reached with the State of Oklahoma. If the measures taken pursuant to the settlements are not effective, other measures with additional costs may be required. PIC has advised Seaboard Foods that it is not responsible for the costs in excess of $5,000,000. Seaboard Foods disputes PIC's determination of the costs to be included in the calculation to determine whether the $5,000,000 limit will be exceeded, and believes that the costs to be considered are less than $5,000,000, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard Foods has agreed to conduct such testing and sampling as part of the sampling it conducts in the normal course of operations, and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard Foods also believes that a more general indemnity agreement would require indemnification of liability in excess of $5,000,000 (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

The EPA also has been conducting a broad-reaching investigation of Seaboard Foods, seeking information as to compliance with the Clean Water Act ("CWA"), Comprehensive Environmental Response, Compensation & Liability Act ("CERCLA") and the Clean Water Act. The EPA initially proposed to settle the matter by Seaboard Foods paying a civil fine of $345,000 and taking various other actions which will cost approximately $150,000. The EPA recently reduced the civil fine portion to its proposed settlement to $305,000. In addition, Seaboard Foods has applied to participate in the National AFO/CAFO Air Emissions Agreement with the EPA, with a portion of the civil fine being applied to satisfy the $100,000 payment owing under the Air Emissions Agreement. Management believes it has meritorious legal and factual defenses and objections to the EPA's demands, but settlement discussions are continuing.

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 24, 2006 in Needham, Massachusetts. Three items were submitted to a vote of stockholders as described in Seaboard's Proxy Statement dated March 30, 2006. The following table briefly describes the proposals and results of the stockholders' vote.

                                         Votes in    Votes
                                          Favor    Withheld

1. To elect the following persons
   as directors.

   H. Harry Bresky                     1,105,247.2   107,537
   David A. Adamsen                    1,196,804.2    15,980
   Douglas W. Baena                    1,196,851.2    15,933
   Joseph E. Rodrigues                 1,105,643.2   107,141
   Kevin M. Kennedy and                1,196,907.2    15,877
   Steven J. Bresky                    1,105,294.2   107,490

                                        Votes in     Votes     Votes
                                         Favor      Against  Abstaining

2. To ratify selection of KPMG LLP
   as independent auditors for 2006.   1,211,366.2   1,360      58

3. Approval of a proposed amendment to
   Article Third, Section 3 of
   Seaboard's Restated Certificate of
   Incorporation (relating to
   authorized business purposes)       1,211,325.2   1,340     119

4. Approval of a proposed amendment to
   Article Third, Section 4 of
   Seaboard's Restated Certificate of
   Incorporation (relating to
   pre-emptive rights and conversion
   rights)                             1,133,831.2   1,612   1,344

5. Approval of a proposed amendment to
   Article Third, Section 5 of
   Seaboard's Restated Certificate of
   Incorporation (relating to
   Seaboard's perpetual existence)     1,211,432.2   1,226     126

6. Approval of a proposed amendment to
   Article Third, Section 6 of
   Seaboard's Restated Certificate of
   Incorporation (relating to
   insulation of stockholders from
   Seaboard's debts)                   1,135,526.2   1,124     137

7. Approval of a proposed amendment to
   Article Third, Section 7 of
   Seaboard's Restated Certificate of
   Incorporation (relating to the
   powers of the Board of Directors)   1,209,737.2   1,699   1,348

8. Approval of a proposed amendment to
   Article Third, Section 8 of
   Seaboard's Restated Certificate of
   Incorporation (relating to
   director's self-interest in
   transactions)                       1,210,319.2   2,073     392

9. Approval of a proposed amendment to
   Article Third, Section 8 of
   Seaboard's Restated Certificate of
   Incorporation (relating to
   indemnification of directors and
   officers)                           1,209,109.2   2,090   1,585

10. Approval of a proposed amendment
    and restatement of Seaboard's
    Restated Certificate of
    Incorporation                      1,210,720.2   1,631     433

Item 6.  Exhibits

 3.1 Restated Certificate of  Incorporation  of  Seaboard  Corporation

31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard's ability to obtain adequate financing and liquidity,
(ii)  the  price of feed stocks and other materials used by  Seaboard,
(iii) the sale price or market conditions for pork, sugar and other products, (iv) the sales price or market conditions for other products and services, (v) statements concerning management's expectations of recorded tax effects under existing circumstances, (vi) the ability of trading and milling to successfully compete in the markets it serves and the volume of business and working capital requirements associated with the competitive trading environment, (vii) the charter hire rates and fuel prices for vessels, (viii) the stability of the Dominican Republic's economy and demand for power, related spot market prices and collectibility of receivables in the Dominican Republic,
(ix) the effect of the fluctuation in exchange rates for the Dominican Republic peso, (x) the potential effect of Seaboard's investment in a wine business on the consolidated financial statements, (xi) the potential impact of various environmental actions pending or threatened against Seaboard, (xii) statements concerning profitability or sales volume of any of Seaboard's segments, (xiii) the impact of the 2005 Daily's acquisition in enhancing Seaboard's ability to venture into other further processed pork products, (xiv) the timetable for the Triumph Foods pork processing plant to reach full double shift operating capacity, (xv) the ability of Seaboard to successfully market the increased volume of pork produced by Triumph Foods, (xvi) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements, or (xvii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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




                           DATE:  May 5, 2006
                           Seaboard Corporation


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