Form 10-Q
period 2006-07-01
SEABOARD CORP /DE/
filed 2006-08-09
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 1, 2006

                                  OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________ to _______________

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

     There were 1,261,367.24 shares of common stock, $1.00 par value per share, outstanding on July 31, 2006.

                                   Total pages in filing - 19 pages

  PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements



                             SEABOARD CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statements of Earnings
                         (Thousands of dollars except per share amounts)
                                            (Unaudited)

                             Three Months Ended          Six Months Ended
                             July 1,      July 2,      July 1,      July 2,
                              2006         2005         2006         2005
Net sales:
   Products              $  482,493   $  547,689   $  925,100   $1,090,952
   Services                 183,017      168,475      353,634      323,756
   Other                     23,427       20,798       45,776       35,581
Total net sales             688,937      736,962    1,324,510    1,450,289
Cost of sales and
 operating expenses:
   Products                 410,563      475,454      793,054      929,861
   Services                 143,786      130,697      279,612      248,072
   Other                     19,491       16,311       38,782       29,295
Total cost of sales
 and operating expenses     573,840      622,462    1,111,448    1,207,228
Gross income                115,097      114,500      213,062      243,061
Selling, general and
 administrative expenses     37,029       32,352       74,137       63,833
Operating income             78,068       82,148      138,925      179,228
Other income (expense):
   Interest expense          (4,765)      (5,611)     (10,334)     (11,604)
   Interest income            5,537        2,752       11,531        6,256
   Income (loss) from
    foreign affiliates        2,120       (1,223)       2,029       (1,744)
   Minority and other
    noncontrolling
    interests                (1,668)         (40)      (3,122)        (472)
   Foreign currency
    gains (losses), net        (855)        (623)       2,413           59
   Loss from the sale of
    a portion of operations       -       (1,773)           -       (1,773)
   Miscellaneous, net         1,387       (2,701)       6,171          306
Total other income
 (expense), net               1,756       (9,219)       8,688       (8,972)
Earnings before income
 taxes                       79,824       72,929      147,613      170,256
Income tax expense          (10,634)     (10,345)     (26,883)     (38,995)
Net earnings             $   69,190   $   62,584   $  120,730   $  131,261

Earnings per common
 share                   $    54.85   $    49.87   $    95.71   $   104.59
Dividends declared
 per common share        $     0.75   $     0.75   $     1.50   $     1.50
Average number of
 shares outstanding       1,261,367    1,255,054    1,261,367    1,255,054

                See notes to condensed consolidated financial statements.

                       SEABOARD CORPORATION AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets
                               (Thousands of dollars)
                                     (Unaudited)

                                                   July 1,     December 31,
                                                     2006          2005

                        Assets
Current assets:
   Cash and cash equivalents                       $ 36,623     $   34,622
   Short-term investments                           368,685        377,874
   Receivables, net                                 222,878        223,024
   Inventories                                      307,525        331,133
   Deferred income taxes                             11,513          9,743
   Other current assets                              56,816         70,814
Total current assets                              1,004,040      1,047,210
Investments in and advances to foreign affiliates    41,438         39,992
Net property, plant and equipment                   622,899        626,580
Goodwill                                             28,372         28,372
Intangible assets, net                               29,440         30,120
Other assets                                         49,394         44,047
Total assets                                     $1,775,583     $1,816,321

              Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                        $    8,099     $   92,938
   Current maturities of long-term debt              61,101         61,415
   Accounts payable                                  90,642        112,177
   Other current liabilities                        136,326        152,859
Total current liabilities                           296,168        419,389
Long-term debt, less current maturities             171,959        201,063
Deferred income taxes                               121,816        124,749
Other liabilities                                    52,843         57,216
Total non-current and deferred liabilities          346,618        383,028
Minority and other noncontrolling interests          36,950         36,034
Stockholders' equity:
   Common stock of $1 par value,
     Authorized 4,000,000 shares;
     issued and outstanding 1,261,367 shares          1,261          1,261
   Additional paid-in capital                        21,574         21,574
   Accumulated other comprehensive loss             (53,886)       (53,025)
   Retained earnings                              1,126,898      1,008,060
Total stockholders' equity                        1,095,847        977,870
Total liabilities and stockholders' equity       $1,775,583     $1,816,321

          See notes to condensed consolidated financial statements.

                         SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows
                                (Thousands of dollars)
                                      (Unaudited)

                                                        Six Months Ended
                                                      July 1,       July 2,
                                                       2006          2005
Cash flows from operating activities:
   Net earnings                                   $   120,730    $  131,261
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                   34,887        30,943
       Other investment income, net                      (827)         (613)
       Loss (income) from foreign affiliates           (2,029)        1,744
       Foreign currency exchange losses (gains)            35           (29)
       Minority and noncontrolling interest             3,122           472
       Loss from the sale of a portion of operations        -         1,773
       Deferred income taxes                             (579)       (2,101)
       Gain from sale of fixed assets                    (585)         (412)
   Changes in current assets and liabilities:
        Receivables, net of allowance                  (3,273)        7,525
        Inventories                                    22,374        16,420
        Other current assets                           14,350        (2,447)
        Current liabilities, exclusive of debt        (37,639)          186
   Other, net                                          (8,608)        2,718
Net cash from operating activities                    141,958       187,440
Cash flows from investing activities:
   Purchase of short-term investments              (1,962,579)     (381,475)
   Proceeds from the sale or maturity of
    short-term investments                          1,972,731       262,172
   Investments in and advances to foreign
    affiliates, net                                     2,015         1,590
   Capital expenditures                               (32,974)      (33,082)
   Proceeds from the sale of a portion of operations        -        23,633
   Proceeds from the sale of fixed assets               1,596         1,408
   Other, net                                            (978)        2,938
Net cash from investing activities                    (20,189)     (122,816)
Cash flows from financing activities:
   Notes payable to banks, net                        (84,839)         (404)
   Principal payments of long-term debt               (29,422)      (30,084)
   Dividends paid                                      (1,892)       (1,883)
   Other, net                                          (3,552)         (436)
Net cash from financing activities                   (119,705)      (32,807)
Effect of exchange rate change on cash                    (63)          122
Net change in cash and cash equivalents                 2,001        31,939
Cash and cash equivalents at beginning of year         34,622        14,620
Cash and cash equivalents at end of period        $    36,623    $   46,559

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

Interest Rate Exchange Agreements

Seaboard's interest rate exchange agreements do not qualify as hedges for accounting purposes. During the three and six months ended July 1, 2006, Seaboard recorded net gains of $455,000 and $3,374,000, respectively, related to these agreements compared to losses of $4,365,000 and $1,387,000 during the same periods of 2005 related to these agreements. The gains and losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of interest paid or received. During the second quarter of 2006, Seaboard terminated all interest rate exchange agreements with a total notional value of $150,000,000. Seaboard made payments in the amount of $1,028,000 to unwind these swaps. In addition, during the three and six month periods of 2006, Seaboard made net payments of $222,000 and $909,000 respectively, compared to payments made of $733,000 and $2,422,000 during the same periods of 2005 resulting from the difference between the fixed rate paid and variable rate received on these agreements.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes", which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to recognize in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Seaboard is currently assessing the impacts of adoption of FIN 48 on its results of operations and its financial position and will be required to adopt FIN 48 as of January 1, 2007.

Note 2 - Inventories

The following is a summary of inventories at July 1, 2006 and December 31, 2005:

                                                          July 1,  December 31,
(Thousands of dollars)                                     2006       2005

At lower of LIFO cost or market:
    Live hogs & materials                                $143,266  $146,661
    Fresh pork & materials                                 16,957    22,987
                                                          160,223   169,648
    LIFO adjustment                                          (570)      571
       Total inventories at lower of LIFO cost or market  159,653   170,219

At lower of FIFO cost or market:
    Grain, flour and feed                                 100,702   107,073
    Sugar produced & in process                            16,044    26,559
    Other                                                  31,126    27,282
        Total inventories at lower of FIFO cost or market 147,872   160,914
          Total inventories                              $307,525  $331,133

Note 3 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state, and foreign tax authorities, which may result in adjustments. In the second quarter of 2006, Seaboard reached a settlement with the Internal Revenue Service on its audit of Seaboard's 2004 and 2003 U.S. Federal Tax Returns. The favorable resolution of these tax issues resulted in a tax benefit of $2,786,000 for items previously reserved which was recorded in the second quarter of 2006.

During the fourth quarter of 2004, President Bush signed into law H.R. 4520, the American Jobs Creation Act ("Act"). The Act is a significant and complicated reform of U.S. income tax law. The Act contains several provisions which are favorable for Seaboard. Of particular note, the Act repealed the prior law treatment of shipping income as a component of subpart F income. This change means Seaboard will no longer accrue U.S. tax on its post-2004 shipping income, as such income is now deemed to be permanently deferred foreign earnings. Originally, there was ambiguity with the application of Treasury Department Regulations resulting in Seaboard accruing $7,490,000 of tax expense on shipping income in the first quarter of 2005. Ambiguity with this portion of the Act was favorably resolved and Seaboard reversed the previously accrued $7,490,000 as a reduction of income tax expense in the second quarter of 2005.

Note 4 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. As a result of its current liquidity and tax positions, in February 2006 Seaboard made a contribution of $3,811,000 which was the maximum deductible contribution allowed for the 2005 plan year. An additional contribution may be made during 2006 for the 2006 plan year, but such amount is not yet known. Additionally, Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management is considering funding options, but currently has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

Effective July 6, 2006, Mr. H. H. Bresky retired as President and CEO of Seaboard, remaining as Chairman of the Board. As a result of Mr. Bresky's retirement, he is entitled to an estimated lump sum payment of approximately $7,400,000 from Seaboard's Executive Retirement Plan. Under the Act discussed in Note 3 above, there is a six month delay of benefit payments for key employees and thus Mr. Bresky will not be paid his lump sum until January 2007. It is expected that this lump sum payment will exceed the Company's service and interest cost components under this plan and thus will require the Company to recognize a portion of its actuarial losses, that are currently deferred, in 2007 when the Company is relieved of its obligation. Using current assumptions, this settlement loss is estimated at $2,500,000.

The net periodic benefit cost of these plans was as follows:

                                Three Months Ended  Six Months Ended
                                 July 1,   July 2,  July 1,   July 2,
(Thousands of dollars)            2006      2005     2006      2005

Components of net periodic benefit cost:
 Service cost                   $ 1,208  $   952   $ 2,128   $ 1,858
 Interest cost                    1,405    1,097     2,589     2,204
 Expected return on plan assets  (1,084)  (1,129)   (2,231)   (2,264)
 Amortization and other             807      293     1,292       590
 Net periodic benefit cost      $ 2,336  $ 1,213   $ 3,778   $ 2,388

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

Seaboard Foods is subject to a regulatory action and an investigation by the United States Environmental Protection Agency ("EPA"). Such action involves five properties utilized in Seaboard Foods' hog production operations which were purchased from PIC. Seaboard Foods has undertaken an extensive investigation, and has had significant discussions with the EPA, proposing to take a number of corrective actions with respect to the farms, and one additional farm, in order to attempt to settle the actions. Originally, the EPA advised Seaboard Foods that any such settlement must include a civil fine of $1,200,000, but the EPA has since reduced the amount of its demand for a civil fine to $275,000. Seaboard Foods believes that the EPA has no authority to impose a civil fine under these circumstances, but settlement discussions are continuing.

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

PIC is indemnifying Seaboard Foods with respect to the EPA action and the remedial aspects of the State of Oklahoma settlement, excluding the $100,000 state fine and $80,000 in costs for supplemental environmental projects, pursuant to an indemnification agreement which has a $5,000,000 limit. To date, the $5,000,000 limit has not been exceeded. The amounts expended and the estimated cumulative future capital expenditures total approximately $7,600,000, not including the additional legal costs required to negotiate the settlement or the penalties demanded by the EPA and the settlement reached with the State of Oklahoma. If the measures taken pursuant to the settlements are not effective, other measures with additional costs may be required. PIC has advised Seaboard Foods that it is not responsible for the costs in excess of $5,000,000, but has paid expenditures in excess of this amount. Seaboard Foods disputes PIC's determination of the costs to be included in the calculation to determine whether the $5,000,000 limit has been exceeded, and believes that the costs to be considered are less than $5,000,000, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard Foods has agreed to conduct such testing and sampling as part of the sampling it conducts in the normal course of operations, and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard Foods also believes that a more general indemnity agreement would require indemnification of liability in excess of $5,000,000 (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

During the fourth quarter of 2005, Seaboard's subsidiary, Seaboard Marine, received a notice of violation letter from U.S. Customs and Border Protection demanding payment of a significant penalty for an alleged failure to manifest narcotics in connection with Seaboard Marine's shipping operations, in violation of a federal statute and regulation. Seaboard has responded to the allegations and is engaged in discussions with U.S. Customs and

Border Protection regarding  the matter. Management believes  that the
resolution of the matter will not have   a material adverse effect  on
the  consolidated  financial statements of Seaboard.

Seaboard is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of July 1, 2006, Seaboard had three guarantees outstanding with a total maximum exposure of $2,403,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considered the likelihood of loss to be remote.

As of July 1, 2006, Seaboard had outstanding $56,521,000 of letters of credit ("LCs") with various banks that reduced Seaboard's borrowing capacity under its committed credit facility. Included in this amount are LCs totaling $42,688,000 which support the Industrial Development Revenue Bonds included as long-term debt and $13,158,000 of LCs related to insurance coverages.

Commitments

During  the  second  quarter of 2006, Seaboard Foods  extended  a  hog procurement contract one additional year. This resulted in an additional commitment in the amount of $53,925,000 for 2008. Seaboard Foods also renegotiated this contract resulting in additional commitments in the amount of $12,831,000 and $13,451,000 for 2006 and 2007, respectively.

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

On September 15, 2005, Seaboard filed tax returns utilizing the NOLs resulting in reducing its federal income tax by $8,317,416. Based on terms of the Transaction, the price of the shares of Seaboard's common stock to be issued to the Parent Company is equal to the ten day rolling average closing price prior to October 1, 2005, which was $1,317.44. This resulted in Seaboard issuing 6,313.34 shares to Parent Company on November 3, 2005. As of July 1, 2006, Seaboard had not received any cash payments from the subsidiary of its Parent Company and does not currently expect to receive any material amount of cash prior to the expiring of the right to receive such payments on September 17, 2007.

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                        Three Months Ended    Six Months Ended
                                          July 1,  July 2,   July 1,   July 2,
(Thousands of dollars)                     2006     2005      2006      2005

Net earnings                             $69,190  $62,584   $120,730  $131,261
Other comprehensive income (loss)
net of applicable taxes:
Foreign currency translation adjustment      228      711       (869)    2,434
Unrealized gains (losses) on investments     528     (127)       130        47
Unrealized gains (losses) on cash flow
 hedges                                        -        -        (22)      155
Amortization of deferred gain on interest
 rate swaps                                  (50)     (50)      (100)     (100)

Total comprehensive income               $69,896  $63,118   $119,869  $133,797

The components of and changes in accumulated other comprehensive loss for the six months ended July 1, 2006 are as follows:

                                            Balance               Balance
                                          December 31,  Period    July 1,
(Thousands of dollars)                        2005      Change      2006

Foreign currency translation adjustment    $(53,229)    $(869)   $(54,098)
Unrealized gain on investments                  928       130       1,058
Unrecognized pension cost                    (1,041)        -      (1,041)
Net unrealized loss on cash flow hedges         (33)      (22)        (55)
Deferred gain on interest rate swaps            350      (100)        250

Accumulated other comprehensive loss       $(53,025)    $(861)   $(53,886)

The unrecognized pension cost is calculated and adjusted annually during the fourth quarter. With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate.

Note 7 - Segment Information

In  February  2005,  the  Board of Directors  of  the  Bulgarian  wine business ("the Business"), and the majority of the owners of the Business, including Seaboard, agreed to pursue the sale of the entire Business or all of its assets. As a result of additional advances made during 2005, which changed distribution priorities, Seaboard is entitled to receive approximately 50% of any net sale proceeds of this Business' equity after all third party bank debt has been repaid. As a result, Seaboard decreased its share of the losses from 100% in 2005 to 50% in 2006. Based on current negotiations to sell a substantial portion of the Business and all related wine labels, and other information on the fair value for the sale of all other assets of this Business, management believes if negotiations are successful the remaining carrying value of its investment at the time of disposition will be recoverable from sales proceeds. Seaboard anticipates incurring additional losses from the operation of this Business until the sale of this Business is completed.

If the sale of certain assets does not occur during the next few months, the business will need to secure additional financing to secure its grape purchases for the upcoming fall harvest. Failure to secure additional financing and barring any additional support from the existing shareholders, including Seaboard, could result in the Business declaring bankruptcy. If the Business is forced into bankruptcy, this would eliminate the remaining value of the Business to Seaboard resulting in a charge to losses from foreign affiliates in the All Other segment during either the last half of 2006 or early 2007. As of July 1, 2006, the remaining carrying value of Seaboard's investments in and advances to this Business total $3,164,000, including $2,749,000 of foreign currency translation gains recorded in other comprehensive income from this Business which will be recognized in earnings upon completion of the sale. The investment and losses from the Business are included in the All Other segment. This Business is considered a variable interest entity and the related maximum exposure to Seaboard is $415,000 at July 1, 2006.

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

Sales to External Customers:

                                Three Months Ended      Six Months Ended
                                 July 1,   July 2,      July 1,     July 2,
(Thousands of dollars)            2006      2005         2006        2005

Pork                            $252,139  $255,031   $  497,433  $  497,467
Commodity Trading and Milling    201,141   272,764      378,711     558,912
Marine                           178,901   161,246      346,284     309,581
Sugar and Citrus                  28,929    18,303       47,443      32,610
Power                             23,427    20,798       45,776      35,581
All Other                          4,400     8,820        8,863      16,138
   Segment/Consolidated Totals  $688,937  $736,962   $1,324,510  $1,450,289

Operating Income:

                                 Three Months Ended      Six Months Ended
                                 July 1,   July 2,      July 1,     July 2,
(Thousands of dollars)            2006      2005         2006        2005

Pork                            $ 29,808  $ 47,905   $   59,908  $   98,329
Commodity Trading and Milling     18,424     7,541       28,389      27,745
Marine                            24,423    23,043       43,014      45,971
Sugar and Citrus                   4,978     2,261        7,793       5,271
Power                              3,035     3,522        5,035       4,568
All Other                            705     1,268        1,374       1,793
   Segment Totals                 81,373    85,540      145,513     183,677
Corporate Items                   (3,305)   (3,392)      (6,588)     (4,449)
   Consolidated Totals          $ 78,068  $ 82,148   $  138,925  $  179,228


Income (Loss) from Foreign Affiliates:

                                 Three Months Ended      Six Months Ended
                                 July 1,   July 2,      July 1,     July 2,
(Thousands of dollars)            2006      2005         2006        2005

Commodity Trading and Milling   $  2,247  $  1,366   $    3,969  $    3,478
Sugar and Citrus                     (50)       15       (1,107)        213
All Other                            (77)   (2,604)        (833)     (5,435)
   Segment/Consolidated Totals  $  2,120  $ (1,223)  $    2,029  $   (1,744)


Investments in and Advances to Foreign Affiliates:

                                                        July 1,   December 31,
(Thousands of dollars)                                   2006         2005

Commodity Trading and Milling                        $   37,688  $   34,013
Sugar and Citrus                                            586       1,987
All Other                                                 3,164       3,992
   Segment/Consolidated Totals                       $   41,438  $   39,992

Total Assets:
                                                        July 1,   December 31,
(Thousands of dollars)                                   2006         2005

Pork                                                 $  709,327  $  731,422
Commodity Trading and Milling                           249,927     282,160
Marine                                                  163,991     150,797
Sugar and Citrus                                        120,885     112,882
Power                                                    76,370      77,206
All Other                                                 8,689       8,991
   Segment Totals                                     1,329,189   1,363,458
Corporate Items                                         446,394     452,863
   Consolidated Totals                               $1,775,583  $1,816,321

During the third quarter of 2005, Seaboard revised its allocation of corporate administrative services to the individual segments to primarily represent corporate services rendered to and costs incurred for each specific division with no allocation to individual segments of general corporate management oversight costs. Previously, administrative services provided by the corporate office were primarily allocated to the individual segments based on the size and nature of their operations with certain operating expenses not specifically allocated to individual segments. Operating income for each segment presented above for the three and six months ended July 2, 2005 have been adjusted to reflect changes in the allocation of administrative services by the corporate office. Corporate assets include short-term investments, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments decreased $7.2 million from December 31, 2005 primarily reflecting the repayments of $84.8 million of short-term borrowings, $29.4 million of long-term debt and $33.0 million for capital expenditures partially offset by cash generated from operations. Cash from operating activities totaled $142.0 million for the first six months of 2006, compared to $187.4 million for the same period in 2005. Cash from 2006 operating activities decreased compared to the 2005 six month period primarily reflecting the lower earnings for the Pork segment and increases in working capital needs in the Pork and Commodity Trading and Milling segments resulting from the timing of normal transactions for trade payables and voyage settlements, respectively.

Capital Expenditures and Other Investing Activities

During the six months ended July 1, 2006, Seaboard invested $33.0 million in property, plant and equipment, of which $12.8 million was expended in the Pork segment, $2.2 million was expended in the Commodity Trading and Milling segment, $11.8 million in the Marine segment, and $4.9 million in the Sugar and Citrus segment. For the Pork segment, $6.2 million was spent on the biodiesel plant, expanding the further processing capacity acquired from Daily's and upgrades to the Guymon processing plant. For the Marine segment, $7.9 million was spent to purchase cargo carrying and handling equipment. In the Sugar and Citrus segment, the capital expenditures were primarily used for harvesting equipment and improvements to the plantation. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

The Pork segment plans to expand its processed meats capabilities by constructing a separate further processing plant, primarily for bacon and sausage processing, at an approximate cost of $40.0 million.
Construction of this facility is expected to begin in the fourth quarter of 2006 or early 2007. In addition, the Pork segment is pursuing the construction of a processing plant to utilize by-products from its Guymon processing plant to produce biodiesel at an approximate cost of $34.0 million, which will be marketed to third parties. Construction of this plant is expected to begin in the second half of 2006 with approximately $12.0 million to be spent in the remainder of 2006 and approximately $20.0 million to be spent in 2007.

For the remainder of 2006 management has budgeted capital expenditures totaling $68.0 million. In addition to the projects detailed above, the Pork segment plans to spend $7.9 million for improvement to existing hog facilities, expansion of the further processing capacity acquired from Daily's, upgrades to the Guymon processing plant and additional facility upgrades and related equipment. The Commodity Trading and Milling segment plans to spend $5.4 million primarily for milling facility upgrades and related equipment. The Marine segment has budgeted $23.3 million for additional cargo carrying and handling equipment, expansion of port facilities and to purchase containerized cargo vessels currently chartered. The Sugar and Citrus segment plans to spend $18.4 million for the purchase of land, construct a new alcohol distillery, improvements to the mill, plantation and harvesting equipment. The balance of $1.0 million is planned to be spent in all other businesses. Management anticipates funding these capital expenditures from available cash and short-term investments.

Financing Activities and Debt

During the second quarter of 2006, Seaboard terminated a $50.0 million committed line of credit leaving its committed credit facility totaling $100.0 million and uncommitted lines totaling $105.1 million as of July 1, 2006. Borrowings outstanding under the uncommitted lines as of July 1, 2006, totaled $8.1 million while there were no outstanding borrowings under the committed credit facility. Outstanding standby letters of credit totaling $56.5 million reduced Seaboard's borrowing capacity under its committed credit line,
primarily   representing  $42.7  million  for  Seaboard's  outstanding
Industrial Development Revenue Bonds and $13.2 million related to insurance coverages.

Seaboard's remaining 2006 scheduled long-term debt maturities total $32.0 million. Management believes that Seaboard's existing liquidity from available cash and short term investments will be adequate to make these scheduled debt payments and support existing operations during fiscal 2006. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates. Management periodically reviews various alternatives for future financings to provide additional liquidity for future operating plans.

See Note 5 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2006 decreased by $48.0 million and $125.8 million over the same periods in 2005, primarily reflecting the sale of some components of Seaboard's third party commodity trading operations in May 2005.

Operating income decreased by $4.1 million and $40.3 million for the three and six month periods of 2006, respectively, compared to the same periods in 2005, primarily reflecting lower pork prices, partially offset by the effect of the mark-to-market of derivatives in the Commodity Trading and Milling segment.

Operating income for each segment presented below for the three and six months ended July 1, 2006 have been adjusted to reflect changes in the allocation of administrative services by the corporate office as discussed in Note 7 to the Condensed Consolidated Financial Statements.

Pork Segment
                           Three Months Ended     Six Months Ended
                           July 1,   July 2,      July 1,  July 2,
(Dollars in millions)        2006      2005         2006     2005

Net sales                   $252.1    $255.0      $497.4    $497.5
Operating income            $ 29.8    $ 47.9      $ 59.9    $ 98.3

Net sales for the Pork segment decreased $2.9 million and $0.1 million for the three and six month periods of 2006 compared to the same periods in 2005. The decreases are primarily the result of lower sales prices for pork products partially offset by sales contributed from the acquisition of Daily's in July 2005 and, to a lesser extent marketing fee income from Triumph Foods discussed below. Operating income for the Pork segment decreased $18.1 million and $38.4 million for the three and six month periods of 2006, respectively, compared to the same periods of 2005. The decreases primarily relate to lower prices for pork products partially offset by lower costs for third party hogs used for processing, additional operating income contributed by Daily's operations and, to a lesser extent, marketing fee income from Triumph Foods. During the first quarter of 2006, Triumph Foods began production at its new pork processing plant and Seaboard began marketing the related pork products for a fee primarily based on the number of head processed by Triumph Foods.

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

Commodity Trading and Milling Segment

                              Three Months Ended      Six Months Ended
                               July 1,   July 2,      July 1,   July 2,
(Dollars in millions)           2006      2005         2006      2005

Net sales                      $201.1    $272.8       $378.7    $558.9
Operating income               $ 18.4    $  7.5       $ 28.4    $ 27.7
Income from foreign affiliates $  2.2    $  1.4       $  4.0    $  3.5

Net sales for the Commodity Trading and Milling segment decreased $71.7 million and $180.2 million for the three and six month periods of 2006, respectively, compared to the same periods of 2005. The decreases primarily reflect the sale of some components of Seaboard's third party commodity trading operations in May 2005.

Operating income for this segment increased $10.9 million and $0.7 million for the three and six month periods of 2006, respectively, compared to the same periods in 2005. The increase for the three and six month periods of 2006 compared to 2005 primarily reflects the $12.5 million and $2.7 million fluctuation, respectively, of marking to market the derivative contracts as discussed below. In addition, the increases for both the three and six month periods of 2006 reflect the improved gross margin percentage for the commodity trading business. Due to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income for the remainder of 2006, excluding the potential effects of marking to market derivative contracts.

Had Seaboard applied hedge accounting to its derivative instruments, operating income would have been lower by $7.6 million for the three and six month periods of 2006, respectively, whereas operating income for the three and six months of 2005 would have been higher by $4.9 million and lower by $4.9 million, respectively. While management believes its foreign exchange contracts and commodity futures and options are economic hedges of its firm purchase and sales contracts, Seaboard does not perform the type of extensive record-keeping required to account for either type of derivative as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As a result, operating income for the three and six month periods of 2006 includes commodity derivative gains of $2.6 million and $4.2 million, respectively, compared to losses of $3.5 million and gains of $3.0 million for the same 2005 periods related to these mark-to-market adjustments. In addition, operating income for the three and six months of 2006 includes gains from foreign exchange derivative contracts of $5.0 million and $3.4 million compared to losses of $1.4 million and gains of $1.9 million for the same 2005 periods.

Income from foreign affiliates for the three and six month periods of 2006 increased $0.8 million and $0.5 million, respectively, from the same 2005 periods. Based on current political and economic situations in the countries in which the flour and feed mills operate, management cannot predict whether the foreign affiliates will remain profitable for the remainder of 2006.

Marine Segment
                           Three Months Ended       Six Months Ended
                            July 1,   July 2,       July 1,   July 2,
(Dollars in millions)        2006      2005          2006      2005

Net sales                   $178.9    $161.2        $346.3    $309.6
Operating income            $ 24.4    $ 23.0        $ 43.0    $ 46.0

Net sales for the Marine segment increased $17.7 million and $36.7 million for the three and six month periods of 2006, respectively, compared to the same periods of 2005 primarily reflecting higher average cargo rates across most markets and, to a lesser extent, higher cargo volumes in certain markets. Management cannot predict whether rates will continue to increase or be in an amount sufficient to cover increases in charter hire and fuel related expenses.

Operating income for the Marine segment increased $1.4 million and decreased $3.0 million for the three and six month periods of 2006, respectively, compared to the same periods of 2005. The increase for the three month period primarily reflects higher cargo rates partially offset by higher costs of fuel, charter hire and inland transportation, while such cost increases exceeded higher rates for the six month period. Although management cannot predict changes in future cargo rates, fuel related costs, charter hire expenses or to what extent changes in economic conditions will impact cargo volumes, it does expect this segment to remain profitable for the remainder of 2006 although lower than 2005.

Sugar and Citrus Segment

                           Three Months Ended      Six Months Ended
                            July 1,   July 2,      July 1,   July 2,
(Dollars in millions)        2006      2005         2006      2005

Net sales                   $ 28.9    $ 18.3        $ 47.4    $ 32.6
Operating income            $  5.0    $  2.3        $  7.8    $  5.3
Income (loss) from foreign
 affiliates                 $  0.0    $  0.0        $ (1.1)   $  0.2

Net sales for the Sugar and Citrus segment increased $10.6 million and $14.8 million for the three and six month periods of 2006, respectively, compared to the same periods of 2005 primarily reflecting higher sales volumes of sugar from increased purchases of sugar from third parties for resale and, to a lesser extent, increased sugar prices on export sales. Partially offsetting the increase was a decrease in citrus sales recognized during the second quarter of 2006 as a result of more consignment sales not yet recognized compared to 2005. Although export prices have increased, management does not expect Argentine sugar prices to significantly increase during 2006 because governmental authorities are attempting to control inflation by limiting the price of basic commodities, including sugar. However, Seaboard expects to maintain its historical sales volume to Argentinean customers.

Operating income increased $2.7 million and $2.5 million for the three and six month periods of 2006, respectively, compared to the same periods of 2005, as a result of higher sales volumes and increase sugar prices as discussed above. Management expects operating income will remain positive for the remainder of 2006.

The  loss  from  foreign affiliates for the first six months  of  2006 represents the expense of canceling a franchisee agreement incurred during the first quarter of 2006.

Power Segment
                           Three Months Ended       Six Months Ended
                            July 1,   July 2,       July 1,   July 2,
(Dollars in millions)        2006      2005          2006      2005

Net sales                   $ 23.4    $ 20.8        $ 45.8    $ 35.6
Operating income            $  3.0    $  3.5        $  5.0    $  4.6

Net sales for the Power segment increased $2.6 million and $10.2 million for the three and six month periods of 2006, respectively, compared to the same periods in 2005 primarily reflecting higher rates partially offset by lower power production levels. Rates have increased during 2006 primarily as a result of higher fuel costs, a component of pricing. During the first six months of 2006, Seaboard's power production was restricted by the regulatory authorities in the Dominican Republic. The regulatory body schedules production based on the amount of funds available to pay for the power produced and the relative costs of the power produced.

Operating income decreased $0.5 million and increased $0.4 million for the three and six month periods of 2006, respectively, compared to the same periods in 2005. For the three month period of 2006, the decrease was primarily the result of lower production levels and fuel costs increasing more than the higher rates. For the six month period of 2006, the increase was primarily the result of higher rates being only partially offset by lower production levels and fuel cost increases. Management currently cannot predict if it will remain profitable for the remainder of 2006 since the extent to which the regulatory authority will restrict Seaboard's production of power is uncertain.

All Other
                           Three Months Ended       Six Months Ended
                            July 1,   July 2,       July 1,  July 2,
(Dollars in millions)        2006      2005          2006     2005

Net sales                   $  4.4    $ 8.8        $  8.9    $ 16.1
Operating income            $  0.7    $ 1.3        $  1.4    $  1.8
Loss from foreign affiliate $ (0.1)   $(2.6)       $ (0.8)   $ (5.4)

Net sales decreased primarily as a result of discontinuing a portion of Seaboard's transportation business during the second half of 2005 and combining the remaining related party portion of the business with the Pork segment. Operating income decreased during 2006 primarily as a result of increased transportation costs in the jalapeno pepper operations.

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $4.7 million and $10.3 million during the three and six month periods of 2006 compared to the same periods of 2005 primarily as a result of the acquisition of Daily's and additional selling costs for marketing Triumph Foods' products in the Pork segment and increases in the Marine segment reflecting increased selling costs related to the volume growth of this business. As a percentage of revenues, SG&A increased to 5.4% and 5.6% for the 2006 three and six month periods, respectively, compared to 4.4% for the same periods in 2005 primarily from the increases noted above and lower net sales as a result of the sale of some components of Seaboard's third party commodity trading operations in May 2005.

Interest Income

Interest income increased $2.8 million and $5.3 million in the three and six month periods of 2006, respectively, compared to the same periods of 2005, primarily reflecting the higher level of average funds invested during 2006 and to a lesser extent, higher interest rates.

Minority and Other Noncontrolling Interests

Minority and other noncontrolling interests expense increased $1.6 million and $2.7 million in the three and six month periods of 2006, respectively, compared to the same periods of 2005 primarily reflecting the minority interest resulting from the acquisition of Daily's in July 2005.

Foreign Currency Gains (Losses)

Seaboard realized net foreign currency losses of $0.9 million and gains of $2.4 million in the three and six month periods of 2006, respectively, compared to losses of $0.6 million and gains of $0.1 million in the same periods of 2005. The fluctuations in foreign currency gains and losses are primarily related to currency appreciation in certain African operations of the Commodity Trading and Milling segment.

Loss from the Sale of a Portion of Operations

During the second quarter of 2005, Seaboard sold some components of its third party commodity trading operations. Because Seaboard does not use hedge accounting for its commodity and foreign exchange agreements, gains of $2.2 million from the mark-to-market of the sold derivative instruments were recorded in cost of sales prior to the date of the sale while the change in value of the related firm sales commitment was not, resulting in a loss on the sale from this transaction totaling $1.8 million during the second quarter of 2005.

Miscellaneous, Net

Miscellaneous, net for the three and six months of 2006 includes $0.5 million and $3.4 million, respectively, of gains from the mark-to-market of interest rate swap agreements compared to losses of $4.4 million and $1.4 million, respectively for the same periods in 2005. See Note 1 to the Condensed Consolidated Financial Statements for further discussion. Miscellaneous, net for the three and six months of 2006 also includes income of $0.6 million and $0.9 million, respectively, from the decrease in the value of put option value relating to the Daily's acquisition in July 2005.

Income Tax Expense

The effective tax rate decreased for the six months of 2006 compared to 2005 primarily as a result of increased amounts of permanently deferred foreign earnings and lower amounts of domestic taxable income. Also, during the second quarter of 2006, Seaboard recorded a $2.8 million tax benefit related to a settlement with the Internal Revenue Service. In addition, during the second quarter of 2005, a previous tax expense of $7.5 million was reversed. See Note 3 to the Condensed Consolidated Financial Statements for further discussion.

OTHER FINANCIAL INFORMATION

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes", which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. See Note 1 to the Condensed Consolidated Financial Statements for further discussion of FIN 48. Seaboard is currently assessing the impacts of adoption of FIN 48 on its results of operations and its financial position and will be required to adopt FIN 48 as of January 1, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchase and sale contracts. From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of July 1, 2006. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls -There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Seaboard's subsidiary, Seaboard Foods LP ("Seaboard Foods"), is subject to an ongoing Unilateral Administrative Order ("RCRA Order") pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), filed by the United States Environmental Protection Agency ("EPA") on June 29, 2001.

Seaboard Foods has undertaken an extensive investigation, and has had significant discussions with the EPA, proposing to take a number of corrective actions with respect to the farms, and one additional farm, in order to attempt to settle the actions. Originally, the EPA advised Seaboard Foods that any such settlement must include a civil fine of $1,200,000, but the EPA has since reduced the amount of its demand for a civil fine to $275,000. Seaboard Foods believes that the EPA has no authority to impose a civil fine under these circumstances, but settlement discussions are continuing.

The State of Oklahoma pursued a regulatory action with respect to the same properties involved in the EPA RCRA Order; however, the action has been settled. Pursuant to the settlement, Seaboard Foods paid a fine of $100,000 and agreed to undertake certain supplemental environmental projects at a cost of $80,000, and agreed to undertake specified measures, future monitoring and other measures if the specified measures are not effective.

PIC is indemnifying Seaboard Foods with respect to the EPA action and the remedial aspects of the State of Oklahoma settlement, excluding the $100,000 state fine and $80,000 in costs for supplemental environmental projects, pursuant to an indemnification agreement which has a $5,000,000 limit. The amounts expended to date and the estimated cumulative future capital expenditures total approximately $7,600,000, not including the additional legal costs required to negotiate the settlement or the fine demanded by the EPA and the settlement reached with the State of Oklahoma. If the measures taken pursuant to the settlements are not effective, other measures with additional costs may be required. PIC has advised Seaboard Foods that it is not responsible for the costs in excess of $5,000,000, but has paid expenditures in excess of this amount. Seaboard Foods disputes PIC's determination of the costs to be included in the calculation to determine whether the $5,000,000 limit has been exceeded, and believes that the costs to be considered are less than $5,000,000, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over 5 years subsequent to the settlement for certain testing and sampling. Seaboard Foods has agreed to conduct such testing and sampling as part of the sampling it conducts in the normal course of operations, and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard Foods also believes that a more general indemnity agreement would require indemnification of liability in excess of $5,000,000 (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

The EPA also has been conducting a broad-reaching investigation of Seaboard Foods, seeking information as to compliance with the Clean Water Act ("CWA"), Comprehensive Environment Response, Compensation & Liability Act ("CERCLA") and the Clean Air Act. The EPA initially proposed to settle the matter by Seaboard Foods paying a civil fine of $345,000 and taking various other actions which will cost approximately $150,000. The EPA recently reduced the civil fine portion of its proposed settlement to $250,000. In addition, Seaboard Foods has applied to participate in the National AFO/CAFO Air Emissions Agreement with the EPA, with a portion of the civil fine being applied to satisfy the $100,000 payment owing under the Air Emissions Agreement. Management believes it has meritorious legal and factual defenses and objections to the EPA's demands, but settlement discussions are continuing.

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders, held on April 24, 2006, included three items submitted to a vote of stockholders. Item 4 of the Form 10-Q for the first quarter ended April 1, 2006, which was filed on May 5, 2006 discloses the results of the shareholder's vote, which disclosure is incorporated herein by reference.

Item 5.  Other Information

Seaboard Marine and Edward A. Gonzalez entered into an Amendment to Employment Agreement dated August 8, 2006, extending the term of the Agreement to five years, renewed annually for a like term of five years on July 1 of each year, unless Seaboard Marine Ltd. furnishes a written notice of non-renewal. All other terms of the Employment Agreement continue in full force and effect.

Item 6.  Exhibits

10.1 Amendment to Employment Agreement between Seaboard Corporation and Edward A. Gonzales, dated August 8, 2006.

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




                           DATE:  August 9, 2006
                           Seaboard Corporation


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