Form 10-Q
period 2006-09-30
SEABOARD CORP /DE/
filed 2006-11-03
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

                                  OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________ to _______________

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

     There were 1,261,367.24 shares of common stock, $1.00 par value per share, outstanding on October 30, 2006.

                                     Total pages in filing - 22 pages

  PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements




                          SEABOARD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Statements of Earnings
                    (Thousands of dollars except per share amounts)
                                      (Unaudited)

                          Three Months Ended            Nine Months Ended
                       September 30,  October 1,    September 30,  October 1,
                          2006          2005            2006          2005
Net sales:
   Products            $  463,853   $  451,247      $1,388,953     $1,542,199
   Services               193,108      164,387         546,742        488,143
   Other                   21,421       21,145          67,197         56,726
Total net sales           678,382      636,779       2,002,892      2,087,068
Cost of sales and
 operating expenses:
   Products               393,605      384,128       1,186,659      1,313,989
   Services               150,721      133,414         430,333        381,486
   Other                   19,279       17,831          58,061         47,126
Total cost of sales
 and operating expenses   563,605      535,373       1,675,053      1,742,601
Gross income              114,777      101,406         327,839        344,467
Selling, general and
 administrative expenses   39,109       36,023         113,246         99,856
Operating income           75,668       65,383         214,593        244,611
Other income (expense):
   Interest expense        (4,299)      (5,206)        (14,633)       (16,810)
   Interest income          4,875        3,729          16,406          9,985
   Income (loss) from
    foreign affiliates        455          235           2,484         (1,509)
   Minority and other
    noncontrolling
     interests             (1,803)      (2,118)         (4,925)        (2,590)
   Foreign currency
    gains (losses), net    (1,898)        (439)            515           (380)
   Loss from the sale of
    a portion of operations     -           27               -         (1,746)
   Miscellaneous, net       1,480        4,385           7,651          4,691
Total other income
 (expense), net            (1,190)         613           7,498         (8,359)
Earnings before income
 taxes                     74,478       65,996         222,091        236,252
Income tax expense        (13,289)     (13,406)        (40,172)       (52,401)
Net earnings           $   61,189   $   52,590      $  181,919     $  183,851

Earnings per common share
   Basic               $    48.51   $    41.90      $   144.22     $   146.49
   Diluted             $    48.51   $    41.69      $   144.22     $   146.24
Weighted average shares outstanding
   Basic                1,261,367    1,255,123       1,261,367      1,255,077
   Diluted              1,261,367    1,261,367       1,261,367      1,257,151
Dividends declared per
 common share          $     0.75   $     0.75      $     2.25     $     2.25

             See notes to condensed consolidated financial statements.

                          SEABOARD CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Balance Sheets
                                (Thousands of dollars)
                                     (Unaudited)

                                               September 30,     December 31,
                                                   2006              2005
                    Assets
Current assets:
   Cash and cash equivalents                     $   33,940        $   34,622
   Short-term investments                           404,724           377,874
   Receivables, net                                 246,773           223,024
   Inventories                                      305,751           331,133
   Deferred income taxes                             11,884             9,743
   Other current assets                              62,697            70,814
Total current assets                              1,065,769         1,047,210
Investments in and advances to foreign affiliates    41,256            39,992
Net property, plant and equipment                   623,207           626,580
Goodwill                                             28,372            28,372
Intangible assets, net                               29,100            30,120
Other assets                                         50,776            44,047
Total assets                                     $1,838,480        $1,816,321

             Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                        $    7,530        $   92,938
   Current maturities of long-term debt              72,112            61,415
   Accounts payable                                  90,907           112,177
   Other current liabilities                        157,036           152,859
Total current liabilities                           327,585           419,389
Long-term debt, less current maturities             139,200           201,063
Deferred income taxes                               125,140           124,749
Other liabilities                                    52,998            57,216
Total non-current and deferred liabilities          317,338           383,028
Minority and other noncontrolling interests          37,910            36,034
Stockholders' equity:
   Common stock of $1 par value,
Authorized 4,000,000 shares;
issued and outstanding 1,261,367 shares               1,261             1,261
   Additional paid-in capital                        21,574            21,574
   Accumulated other comprehensive loss             (54,329)          (53,025)
   Retained earnings                              1,187,141         1,008,060
Total stockholders' equity                        1,155,647           977,870
Total liabilities and stockholders' equity       $1,838,480        $1,816,321

              See notes to condensed consolidated financial statements.

                          SEABOARD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows
                                  (Thousands of dollars)
                                       (Unaudited)

                                                       Nine Months Ended
                                               September 30,       October 1,
                                                   2006               2005
Cash flows from operating activities:
   Net earnings                                 $   181,919         $ 183,851
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                 52,753            47,859
       Other investment income, net                  (1,427)           (1,535)
       Loss (income) from foreign affiliates         (2,484)            1,509
       Put option value                              (1,900)             (800)
       Minority and noncontrolling interest           4,925             2,590
       Loss from the sale of a portion of operations      -             1,746
       Deferred income taxes                           (104)           (1,709)
       Gain from sale of fixed assets                  (708)             (686)
   Changes in current assets and liabilities:
        Receivables, net of allowance               (26,420)           37,246
        Inventories                                  23,865           (28,184)
        Other current assets                          8,950            (3,745)
        Current liabilities, exclusive of debt      (16,504)           19,956
   Other, net                                        (5,602)            5,887
Net cash from operating activities                  217,263           263,985
Cash flows from investing activities:
   Purchase of short-term investments            (2,261,175)         (488,938)
   Proceeds from the sale or maturity of
    short-term investments                        2,236,460           361,008
   Investments in and advances to foreign
    affiliates, net                                   2,004               245
   Capital expenditures                             (51,645)          (43,208)
   Acquisition of business                                -           (47,540)
   Proceeds from the sale of a portion of operations      -            25,821
   Proceeds from the sale of fixed assets             2,026             2,576
   Other, net                                        (1,667)            3,412
Net cash from investing activities                  (73,997)         (186,624)
Cash flows from financing activities:
   Notes payable to banks, net                      (85,408)              194
   Principal payments of long-term debt             (51,182)          (37,937)
   Repurchase of minority interest
    in a controlled subsidiary                            -              (485)
   Dividends paid                                    (2,838)           (2,824)
   Other, net                                        (4,395)           (1,187)
Net cash from financing activities                 (143,823)          (42,239)
Effect of exchange rate change on cash                 (125)              342
Net change in cash and cash equivalents                (682)           35,464
Cash and cash equivalents at beginning of year       34,622            14,620
Cash and cash equivalents at end of period      $    33,940         $  50,084

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

Interest Rate Exchange Agreements

During the second quarter of 2006, Seaboard terminated all interest rate exchange agreements with a total notional value of $150,000,000. Seaboard made payments in the amount of $1,028,000 to unwind these swaps. These interest rate exchange agreements did not qualify as hedges for accounting purposes. During the nine months ended September 30, 2006, Seaboard recorded net gains of $3,374,000 related to these agreements compared to gains of $3,101,000 and $1,713,000 during the three and nine months ended October 1, 2005, respectively. The gains and losses are included in miscellaneous, net on the Condensed Consolidated Statements of Earnings and reflect changes in fair market value, net of interest paid or received. In addition, during the nine months ended September 30, 2006, Seaboard made net payments of $909,000 compared to payments made of $1,162,000 and $3,585,000 for the three and nine months ended October 1, 2005, respectively, resulting from the difference between the fixed rate paid and variable rate received on these agreements.

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

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a "dual approach" because it now requires quantification of errors under both the iron curtain and the roll-over methods. For Seaboard, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 is not expected to have any effect on Seaboard's financial position, net earnings or prior year financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements". This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date". For Seaboard, SFAS 157 is effective for the fiscal year beginning January 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on Seaboard.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This statement requires companies to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) with the offset to accumulated other comprehensive income, a component of stockholders' equity. The funded status amount will be measured as the difference between the fair value of plan assets and the projected benefit obligation. This statement also requires that previously disclosed but unrecognized gains/losses, prior service costs/credits, and transition assets/obligations be recognized at adoption as a component of shareholders' equity in accumulated other comprehensive income. For Seaboard, SFAS 158 is effective for the fiscal year ending December 31, 2006 and will be adopted in the fourth quarter of 2006. As the December 31, 2006 pension liabilities have not yet been calculated and related assumptions not yet established, the actual amount of the effect of adopting SFAS 158 cannot yet be determined. However, based on the December 31, 2005 pension liabilities and related assumptions, the adoption of SFAS 158 would increase pension liabilities by $12,723,000, reduce prepaid and intangible pension assets by $18,179,000 and reduce total shareholders' equity by approximately $22,112,000, net of an estimated deferred tax asset of $8,790,000. SFAS 158 will not have an effect on 2006 net earnings or prior year financial statements.

Note 2 - Inventories

The following is a summary of inventories at September 30, 2006 and December 31, 2005:

                                                   September 30, December 31,
(Thousands of dollars)                                   2006         2005

At lower of LIFO cost or market:
      Live hogs & materials                             $142,251    $146,661
      Fresh pork & materials                              18,186      22,987
                                                         160,437     169,648
      LIFO adjustment                                        (54)        571
       Total inventories at lower of LIFO cost or market 160,383     170,219

At lower of FIFO cost or market:
      Grain, flour and feed                               86,563     107,073
      Sugar produced & in process                         23,139      26,559
      Other                                               35,666      27,282
       Total inventories at lower of FIFO cost or market 145,368     160,914
           Total inventories                            $305,751    $331,133

Note 3 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state, and foreign tax authorities, which may result in adjustments. In the second quarter of 2006, Seaboard reached a settlement with the Internal Revenue Service (IRS) on its audit of Seaboard's 2004 and 2003 U.S. Federal Tax Returns. The favorable resolution of these tax issues resulted in a tax benefit of $2,786,000 for items previously reserved which was recorded in the second quarter of 2006.

Note 4 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. As a result of its current liquidity and tax positions, in February 2006 Seaboard made a contribution of $3,811,000 which was the maximum deductible contribution allowed for the 2005 plan year. An additional contribution may be made for the 2006 plan year prior to December 31, 2006. Currently, no decision has been made and such amount, if any, is not yet known, although such amount would be less than the maximum deduction. The maximum tax deductible contribution for the 2006 plan year is $28,445,000. Additionally, Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management is considering funding options, but currently has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

Effective July 6, 2006, Mr. H. H. Bresky retired as President and CEO of Seaboard, remaining as Chairman of the Board. As a result of Mr. Bresky's retirement, he is entitled to an estimated lump sum payment of approximately $7,400,000 from Seaboard's Executive Retirement Plan. Under IRS regulations, there is a six month delay of benefit payments for key employees and thus Mr. Bresky will not be paid his lump sum until January 2007. It is expected that this lump sum payment will exceed the Company's service and interest cost components under this plan and thus will require the Company to recognize a portion of its actuarial losses, that are currently deferred, in 2007 when the Company is relieved of its obligation. Using current assumptions, this settlement loss is estimated at $2,500,000.

The net periodic benefit cost of these plans was as follows:

                                Three Months Ended    Nine Months Ended
                           September 30, October 1, September 30,October 1,
(Thousands of dollars)          2006        2005       2006        2005

Components of net periodic benefit cost:
 Service cost                  $ 1,064    $   924      $ 3,192    $ 2,782
 Interest cost                   1,294      1,096        3,883      3,300
 Expected return on plan assets (1,115)    (1,123)      (3,346)    (3,387)
 Amortization and other            646        294        1,938        884
 Net periodic benefit cost     $ 1,889    $ 1,191      $ 5,667    $ 3,579

Note 5 - Commitments and Contingencies

Seaboard's subsidiary, Seaboard Foods LP ("Seaboard Foods") reached an agreement in 2002 to settle litigation brought by the Sierra Club. Under the terms of the settlement, Seaboard Foods conducted an investigation at three farms. Based on the investigation, it has been determined that two farms do not require any corrective action. The investigation at the one remaining farm concluded that the lagoon at this farm is a likely source of elevated nitrates in the ground water. Seaboard Foods advised the Oklahoma Department of Agriculture, Food & Forestry as to this fact, and is in the process of making the necessary corrective action, which will include constructing a replacement lagoon. The cost of the lagoon and any other implications is not known with certainty, but the cost is expected to be approximately $1.5 million. Seaboard Foods has given notice to PIC International Group, Inc. ("PIC"), the former owner of the farm, as to its right to indemnification from any loss as a result of the lagoon. To date, PIC has declined to provide indemnification.

Seaboard Foods has been subject to an ongoing Unilateral Administrative Order ("RCRA Order"), pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), filed by the United States Environmental Protection Agency ("EPA") on June 29, 2001. The RCRA Order relates to five swine farms located in Major County and Kingfisher County, Oklahoma purchased from PIC International Group, Inc. ("PIC"), which is also a party to the RCRA Order.

On September 11, 2006, Seaboard Foods and PIC signed a Consent Decree with the United States to resolve the RCRA Order. Pursuant to the
Consent Decree, Seaboard Foods and PIC agreed to a civil penalty totaling $240,000, which PIC has agreed to pay. In addition to payment of the civil penalty, Seaboard Foods and PIC agreed to take a number of remedial actions with respect to the five farms subject to the RCRA Order, and Seaboard Foods agreed to take additional remedial actions with respect to one additional farm. These remedial actions include: groundwater remediation and lagoon replacement and/or barn repairs at three of the farms, ongoing leak detection and groundwater monitoring at all of the farms, contingency response plans effective upon the future detection of infrastructure leaks or over-application of effluent on land application acreage, investigation work regarding infrastructure at two of the farms, modification of land application procedures, and study of land application practices. Consummation of the Consent Decree with the United States is subject to approval of the United States District Court for the Western District of Oklahoma.

In March 2006, Seaboard Foods entered into a Settlement Agreement with the State of Oklahoma to resolve a regulatory action with respect to the same properties involved in the EPA RCRA Order. Pursuant to this

Settlement Agreement, Seaboard Foods paid a fine of $100,000, agreed to undertake certain supplemental environmental projects at a cost of $80,000, and agreed to take remedial actions that are substantially identical to those provided for in the Consent Decree with the United States.

PIC is indemnifying Seaboard Foods with respect to the EPA Consent Decree, including the $240,000 EPA civil penalty, and the remedial aspects of the State of Oklahoma settlement, excluding the $100,000 state fine and $80,000 in costs for supplemental environmental projects, pursuant to an indemnification agreement which has a $5,000,000 limit. The amounts expended to date and the estimated cumulative future capital expenditures total approximately $7,600,000, not including the additional legal costs required to consummate the Consent Decree. If the measures taken pursuant to the settlements are not effective, other measures with additional costs may be required. PIC has advised Seaboard Foods that it is not responsible for the costs in excess of $5,000,000, but has paid expenditures in excess of this amount. Seaboard Foods disputes PIC's determination of the costs to be included in the calculation to determine whether the $5,000,000 limit has been exceeded, and believes that the costs to be considered are less than $5,000,000, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over five years subsequent to the settlement for certain testing and sampling. Seaboard Foods has agreed to conduct such testing and sampling as part of the sampling it conducts in the normal course of operations, and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard Foods also believes that a more general indemnity agreement would require indemnification of liability in excess of $5,000,000 (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

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

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of September 30, 2006, Seaboard had three guarantees outstanding with a total maximum exposure of $2,403,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considered the likelihood of loss to be remote.

As of September 30, 2006, Seaboard had outstanding $56,521,000 of letters of credit ("LCs") with various banks that reduced Seaboard's borrowing capacity under its committed credit facility. Included in this amount are LCs totaling $42,688,000 which support the Industrial Development Revenue Bonds included as long-term debt and $13,158,000 of LCs related to insurance coverages.

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

On September 15, 2005, Seaboard filed tax returns utilizing the NOLs resulting in reducing its federal income tax by $8,317,416. Based on terms of the Transaction, the price of the shares of Seaboard's common stock to be issued to the Parent Company is equal to the ten day rolling average closing price prior to October 1, 2005, which was $1,317.44. This resulted in Seaboard issuing 6,313.34 shares to Parent Company on November 3, 2005. As of September 30, 2006, Seaboard had not received any cash payments from the subsidiary of its Parent Company and does not currently expect to receive any material amount of cash prior to the expiring of the right to receive such payments on September 17, 2007.

As all contingencies regarding the issuance of the shares to the Parent Company were resolved as of October 1, 2005, the weighted average number of shares presented below for 2005 reflect such shares as outstanding for one day for the basic earnings per share periods and for the entire third quarter for the diluted earnings per share periods.

The following table reconciles the number of shares utilized in the earnings per share calculations:

                               Three Months Ended        Nine Months Ended
                            September 30,  October 1,  September 30, October 1,
                               2006           2005        2006          2005

Weighted average number of shares

Common shares - basic           1,261,367  1,255,123      1,261,367  1,255,077
Effect of dilutive securities
     Stock issuance to Parent           -      6,244              -      2,074
Common shares - diluted         1,261,367  1,261,367      1,261,367  1,257,151

Components of total comprehensive income, net of related taxes, are summarized as follows:

                               Three Months Ended        Nine Months Ended
                            September 30,  October 1,  September 30, October 1,
(Thousands of dollars)         2006           2005        2006          2005

Net earnings                      $61,189    $52,590       $181,919   $183,851
Other comprehensive income (loss)
net of applicable taxes:
Foreign currency translation
 adjustment                          (998)      (993)        (1,867)     1,441
Unrealized gains on investments       605         62            735        109
Unrealized gains (losses) on cash
 flow hedges                            -          -            (22)       155
Amortization of deferred gain on
 interest rate swaps                  (50)       (50)          (150)      (150)

Total comprehensive income        $60,746    $51,609       $180,615   $185,406

The components of and changes in accumulated other comprehensive loss for the nine months ended September 30, 2006 are as follows:


                                          Balance                  Balance
                                        December 31,    Period   September 30,
(Thousands of dollars)                     2005         Change       2006

Foreign currency translation adjustment   $(53,229)    $(1,867)      $(55,096)
Unrealized gain on investments                 928         735          1,663
Unrecognized pension cost                   (1,041)          -         (1,041)
Net unrealized loss on cash flow hedges        (33)        (22)           (55)
Deferred gain on interest rate swaps           350        (150)           200

Accumulated other comprehensive loss      $(53,025)    $(1,304)      $(54,329)


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

During September and October 2006, the Business was able to obtain credits from its suppliers to secure its grape purchases for the 2006 fall harvest. In addition, certain equity holders agreed to advance the final 400,000 Euros (approximately $507,000) to the Business during the fourth quarter of 2006, one-half of which would be provided by Seaboard, to fulfill the original terms of an agreement reached in 2005. The suppliers' credits and additional advances from equity holders should secure the operations of the Business into the next year. As of September 30, 2006, the remaining carrying value of Seaboard's investments in and advances to this Business total $2,737,000, including $2,859,000 of foreign currency translation gains recorded in other comprehensive income from this Business which will be recognized in earnings upon completion of the sale. The investment and losses from the Business are included in the All Other segment. This Business is considered a variable interest entity and there is no related exposure to Seaboard at September 30, 2006.

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

Sales to External Customers:
                              Three Months Ended         Nine Months Ended
                           September 30,  October 1,  September 30,  October 1,
(Thousands of dollars)         2006          2005         2006          2005

Pork                           $255,872    $259,185     $  753,305  $  756,652
Commodity Trading and Milling   176,295     159,304        555,006     718,216
Marine                          187,574     161,111        533,858     470,692
Sugar and Citrus                 32,809      31,469         80,252      64,079
Power                            21,421      21,145         67,197      56,726
All Other                         4,411       4,565         13,274      20,703
  Segment/Consolidated Totals  $678,382    $636,779     $2,002,892  $2,087,068


Operating Income:
                              Three Months Ended         Nine Months Ended
                           September 30,  October 1,  September 30,  October 1,
(Thousands of dollars)         2006          2005         2006          2005

Pork                           $ 39,493    $ 42,719     $   99,401  $  141,011
Commodity Trading and Milling     8,120       2,113         36,509      29,858
Marine                           24,389      18,075         67,403      64,046
Sugar and Citrus                  4,592       3,156         12,385       8,427
Power                             1,140       2,072          6,175       6,640
All Other                           605         521          1,979       2,351
   Segment Totals                78,339      68,656        223,852     252,333
Corporate Items                  (2,671)     (3,273)        (9,259)     (7,722)
   Consolidated Totals         $ 75,668    $ 65,383     $  214,593  $  244,611


Income (Loss) from Foreign Affiliates:

                              Three Months Ended         Nine Months Ended
                           September 30,  October 1,  September 30,  October 1,
(Thousands of dollars)         2006          2005         2006          2005

Commodity Trading and Milling  $  1,019    $  2,157     $    4,988  $    5,635
Sugar and Citrus                    (28)       (230)        (1,135)        (17)
All Other                          (536)     (1,692)        (1,369)     (7,127)
   Segment/Consolidated Totals $    455    $    235     $    2,484  $   (1,509)


Investments in and Advances to Foreign Affiliates:

                                                  September 30,    December 31,
(Thousands of dollars)                                2006             2005

Commodity Trading and Milling                      $   37,963       $   34,013
Sugar and Citrus                                          556            1,987
All Other                                               2,737            3,992
   Segment/Consolidated Totals                     $   41,256       $   39,992

Total Assets:
                                                  September 30,    December 31,
(Thousands of dollars)                                2006             2005

Pork                                               $  707,376       $  731,422
Commodity Trading and Milling                         268,393          282,160
Marine                                                161,531          150,797
Sugar and Citrus                                      132,745          112,882
Power                                                  76,283           77,206
All Other                                               9,274            8,991
   Segment Totals                                   1,355,602        1,363,458
Corporate Items                                       482,878          452,863
   Consolidated Totals                             $1,838,480       $1,816,321


Allocation of corporate administrative services to the individual segments primarily represent corporate services rendered to and costs incurred for each specific division with no allocation to individual segments of general corporate management oversight costs. Corporate assets include short-term investments, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash   and   short-term  investments  increased  $26.2  million   from
December 31, 2005 primarily reflecting the cash generated from operations partially offset by the repayments of $85.4 million of short-term borrowings, $51.2 million of long-term debt and $51.6 million for capital expenditures. Cash from operating activities totaled $217.3 million for the nine months ended September 30, 2006, compared to $264.0 million for the same period in 2005. Cash from 2006 operating activities decreased compared to the 2005 nine month period primarily reflecting the increases in working capital needs in the Pork and Commodity Trading and Milling segments resulting from the timing of normal transactions for trade payables and voyage settlements, respectively.

Acquisitions, Capital Expenditures and Other Investing Activities

During the nine months ended September 30, 2006, Seaboard invested $51.6 million in property, plant and equipment, of which $22.3 million was expended in the Pork segment, $3.5 million was expended in the Commodity Trading and Milling segment, $15.9 million in the Marine segment, and $8.3 million in the Sugar and Citrus segment. For the Pork segment, $10.9 million was spent on improvements to the Guymon processing plant, the biodiesel plant discussed below, and expanding the further processing capacity acquired from Daily's. For the Marine segment, $11.3 million was spent to purchase cargo carrying and handling equipment and two containerized cargo vessels previously chartered. In the Sugar and Citrus segment, the capital expenditures were primarily used for harvesting equipment and improvements to the plantation. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

The Pork segment is pursuing the construction of a processing plant to utilize by-products from its Guymon processing plant to produce biodiesel at an approximate cost of $34.0 million, which will be marketed to third parties. Construction of this plant is expected to begin in the fourth quarter of 2006 with approximately $5.0 million to be spent in the remainder of 2006 and approximately $23.6 million to be spent in 2007. In addition, the Pork segment plans to expand its processed meats capabilities by constructing a separate further processing plant in Guymon, Oklahoma, primarily for bacon and sausage processing, at an approximate cost of $40.0 million. Construction of this facility is expected to begin in 2007.

For the remainder of 2006 management has budgeted capital expenditures totaling $47.3 million. In addition to the projects detailed above, the Pork segment plans to spend $9.9 million for improvement to existing hog facilities, expansion of the further processing capacity acquired from Daily's, and upgrades to the Guymon processing plant. The Commodity Trading and Milling segment plans to spend $2.1 million primarily for milling facility upgrades and related equipment. The Marine segment has budgeted $17.3 million for additional cargo carrying and handling equipment and expansion of port facilities. The Sugar and Citrus segment plans to spend $12.8 million for the purchase of land, the commencement of construction of a new alcohol distillery, and improvements to the mill, plantation and harvesting equipment.
The balance of $0.2 million is planned to be spent in all other businesses. Management anticipates funding these capital expenditures from available cash and short-term investments.

At the beginning of the third quarter of 2005, Seaboard completed the acquisition of a bacon processing company (Daily's) in exchange for $44.5 million in cash, plus working capital adjustments of $3.1 million, a 4.74% equity interest in Seaboard Foods LLC (formerly Seaboard Farms, Inc.) initially valued at $44.5 million, a put right associated with the 4.74% interest in Seaboard Foods LLC initially valued at $6.7 million and $0.7 million of acquisition costs incurred. The cash payment was funded with proceeds from the sale of short-term investments.

Financing Activities and Debt

During the second quarter of 2006, Seaboard terminated a $50.0 million committed line of credit leaving its committed credit facility totaling $100.0 million and uncommitted lines totaling $105.1 million as of September 30, 2006. Borrowings outstanding under the uncommitted lines as of September 30, 2006, totaled $7.5 million while there were no outstanding borrowings under the committed credit facility. Outstanding standby letters of credit totaling $56.5 million reduced Seaboard's borrowing capacity under its committed credit line, primarily representing $42.7 million for Seaboard's outstanding Industrial Development Revenue Bonds and $13.2 million related to insurance coverages.

Seaboard's remaining 2006 scheduled long-term debt maturities total $10.2 million. Management believes that Seaboard's existing liquidity from available cash and short term investments will be adequate to make these scheduled debt payments and support existing operations during fiscal 2006. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates. Management periodically reviews various alternatives for future financings to provide additional liquidity for future operating plans.

See Note 5 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2006 increased by $41.6 million and decreased by $84.2 million over the same periods in 2005. The increase for the quarter is primarily the result of higher volumes and higher rates for marine cargo service and higher volumes sold by the commodity trading business. The decrease for the nine month period primarily is the result of the sale of some components of Seaboard's third party commodity trading operations in May 2005.

Operating income increased by $10.3 million and decreased by $30.0 million for the three and nine month periods of 2006, respectively, compared to the same periods in 2005. The increase for the quarter is primarily the result of higher volumes and higher rates for marine cargo service and the effect of the mark-to-market of derivatives in the Commodity Trading and Milling segment, partially offset by lower sales volumes in the Pork segment. The decrease for the nine month period is primarily the result of lower pork prices, partially offset by the effect of the mark-to-market of derivatives in the Commodity Trading and Milling segment.

Pork Segment
                              Three Months Ended         Nine Months Ended
                           September 30, October 1,  September 30, October 1,
(Dollars in millions)          2006         2005         2006         2005

Net sales                     $255.9      $259.2        $753.3      $756.7
Operating income              $ 39.5      $ 42.7        $ 99.4      $141.0

Net sales for the Pork segment decreased $3.3 million and $3.4 million for the three and nine month periods of 2006 compared to the same periods in 2005. The decrease in the quarter is primarily the result of lower sales volumes for processed meats and, to a lesser extent, slightly lower prices for pork products partially offset by marketing fee income from Triumph Foods discussed below. The decrease for the nine month period is primarily the result of lower prices for pork products and, to a lesser extent, lower sales volume for pork products partially offset by sales contributed from the acquisition of Daily's in July 2005 and, to a lesser extent marketing fee income from Triumph Foods discussed below.

Operating income for the Pork segment decreased $3.2 million and $41.6 million for the three and nine month periods of 2006, respectively, compared to the same periods of 2005. The decrease for the quarter is primarily related to the lower sales volumes of processed meats. The decrease for the nine month period primarily is the result of lower prices for pork products partially offset by lower costs for third party hogs used for processing, a higher percentage of Seaboard-raised hogs processed which cost less than third party hogs, additional operating income contributed by Daily's operations and, to a lesser extent, marketing fee income from Triumph Foods. During the first quarter of 2006, Triumph Foods began production at its new pork processing plant and Seaboard began marketing the related pork products for a fee primarily based on the number of head processed by Triumph Foods.

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

Commodity Trading and Milling Segment

                               Three Months Ended        Nine Months Ended
                            September 30, October 1, September 30, October 1,
(Dollars in millions)           2006         2005        2006         2005

Net sales                      $176.3      $159.3       $555.0      $718.2
Operating income               $  8.1      $  2.1       $ 36.5      $ 29.9
Income from foreign affiliates $  1.0      $  2.2       $  5.0      $  5.6

Net sales for the Commodity Trading and Milling segment increased $17.0 million and decreased $163.2 million for the three and nine month periods of 2006, respectively, compared to the same periods of 2005. The increase for the quarter primarily reflects increased commodity trading volumes with affiliates and, to a lesser extent, increased sale volumes at certain African milling operations. The decrease for the nine month period primarily reflects the sale of some components of Seaboard's third party commodity trading operations in May 2005 partially offset by increased commodity trading volumes with affiliates and sales volumes at certain African milling operations.

Operating income for this segment increased $6.0 million and $6.6 million for the three and nine month periods of 2006, respectively, compared to the same periods in 2005. The increase for the three and nine month periods of 2006 compared to 2005 primarily reflects the $5.8 million and $8.5 million fluctuation, respectively, of marking to market the derivative contracts as discussed below. Operating income for both periods was also positively impacted by improved operating results from increased sales volumes at certain African milling operations. Additionally, operating income was negatively impacted for the nine month period as a result of the sale of certain trading operations discussed above. Due to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income for the remainder of 2006, excluding the potential effects of marking to market derivative contracts.

Had Seaboard applied hedge accounting to its derivative instruments, operating income would have been lower by $1.2 million and $8.8 million for the three and nine month periods of 2006, respectively, whereas operating income for the three and nine months of 2005 would have been higher by $4.6 million and lower by $0.3 million, respectively. While management believes its foreign exchange contracts and commodity futures and options are economic hedges of its firm purchase and sales contracts, Seaboard does not perform the type of extensive record-keeping required to account for either type of derivative as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.

Income from foreign affiliates for the three and nine month periods of 2006 decreased $1.2 million and $0.6 million, respectively, from the same 2005 periods. Based on current political and economic situations in the countries in which the flour and feed mills operate, management cannot predict whether the foreign affiliates will remain profitable for the remainder of 2006.

Marine Segment

                              Three Months Ended         Nine Months Ended
                           September 30, October 1,  September 30, October 1,
(Dollars in millions)          2006         2005         2006         2005

Net sales                     $187.6      $161.1        $533.9      $470.7
Operating income              $ 24.4      $ 18.1        $ 67.4      $ 64.0

Net sales for the Marine segment increased $26.5 million and $63.2 million for the three and nine month periods of 2006, respectively, compared to the same periods of 2005. The increase for the quarter is the result of higher cargo volumes in most markets and, to a lesser extent, higher average cargo rates in certain markets. The increase for the nine month period primarily reflects both higher average cargo rates and higher cargo volumes in most markets. Cargo rates were higher as a result of general rate increases across many markets and higher cost-recovery surcharges for fuel.

Operating income for the Marine segment increased $6.3 million and $3.4 million for the three and nine month periods of 2006, respectively, compared to the same periods of 2005. The increase for the quarter primarily reflects higher cargo rates and volumes partially offset by higher costs of fuel and inland transportation, while such cost increases and higher charter hire expenses had a more significant offset to higher cargo rates and volumes for the nine month period. Although management cannot predict changes in future cargo rates, fuel related costs, charter hire expenses or to what extent changes in economic conditions will impact cargo volumes, it does expect this segment to remain profitable for the remainder of 2006.

Sugar and Citrus Segment

                              Three Months Ended         Nine Months Ended
                           September 30, October 1,  September 30, October 1,
(Dollars in millions)          2006         2005         2006         2005

Net sales                     $ 32.9      $ 31.5        $ 80.3      $ 64.1
Operating income              $  4.6      $  3.2        $ 12.4      $  8.4
Income (loss) from foreign
 affiliates                   $  0.0      $ (0.2)       $ (1.1)     $  0.0

Net sales for the Sugar and Citrus segment increased $1.4 million and $16.2 million for the three and nine month periods of 2006, respectively, compared to the same periods of 2005. For the quarter, the increase was the result of higher sugar prices especially on export sales and, to a lesser extent, higher domestic sales volume of sugar. For the nine month period, the increase reflects overall higher sales volumes of sugar primarily from increased purchases of sugar from third parties for resale and, to a lesser extent, increased sugar prices especially on export sales. Partially offsetting the increase for both the three and nine month periods was a decrease in citrus sales for 2006 compared to 2005 as a result of lower citrus trading volumes. Although export prices for sugar have increased significantly during 2006, Argentine sugar prices have only increased slightly during 2006 as governmental authorities are attempting to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict whether sugar prices will continue to increase. However, Seaboard expects to at least maintain its historical sales volume to Argentinean customers.

Operating income increased $1.4 million and $4.0 million for the three and nine month periods of 2006, respectively, compared to the same periods of 2005, as a result of higher sales volumes and increases in sugar prices as discussed above along with decreased losses in the citrus operations as a result of improved prices for citrus products sold. Management expects operating income will remain positive for the remainder of 2006.

The loss from foreign affiliates for the first nine months of 2006 primarily represents the expense of canceling a franchisee agreement incurred during the first quarter of 2006.

Power Segment

                              Three Months Ended         Nine Months Ended
                           September 30, October 1,  September 30, October 1,
(Dollars in millions)         2006          2005        2006          2005

Net sales                     $ 21.4       $21.1        $ 67.2      $ 56.7
Operating income              $  1.1       $ 2.1        $  6.2      $  6.6

Net sales for the Power segment increased $0.3 million and $10.5 million for the three and nine month periods of 2006, respectively, compared to the same periods in 2005 primarily reflecting higher rates partially offset by lower power production levels. Rates have increased during 2006 primarily as a result of higher fuel costs, a component of pricing. During the first nine months of 2006, Seaboard's power production was restricted by the regulatory authorities in the Dominican Republic. The regulatory body schedules production based on the amount of funds available to pay for the power produced and the relative costs of the power produced.

Operating income decreased $1.0 million and $0.4 million for the three and nine month periods of 2006, respectively, compared to the same periods in 2005. The decreases were primarily the result of lower production levels while fuel costs, transmission and other regulatory fees charged to Seaboard increased more than rates increased. Management currently cannot predict operating income for the remainder of 2006 since the extent to which the regulatory authority will restrict Seaboard's production of power is uncertain although operating income is expected to be lower than 2005.

All Other

                              Three Months Ended         Nine Months Ended
                           September 30, October 1,  September 30, October 1,
(Dollars in millions)         2006          2005        2006          2005

Net sales                     $  4.4       $ 4.6        $ 13.3      $ 20.7
Operating income              $  0.6       $ 0.5        $  2.0      $  2.4
Loss from foreign affiliate   $ (0.5)      $(1.7)       $ (1.4)     $ (7.1)

Net sales and operating income decreased for the nine months ended primarily as a result of discontinuing a portion of Seaboard's transportation business during the second half of 2005 and combining the remaining related party portion of the business with the Pork segment.

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $3.1 million and $13.4 million during the three and nine month periods of 2006 compared to the same periods of 2005. The increase for both periods is the result of increased selling costs in the Marine segment related to the volume growth of this business and, to a lesser extent, additional selling expenses in the Sugar and Citrus segment. The increase for the nine month period also reflects the acquisition of Daily's in July 2005. As a percentage of revenues, SG&A increased to 5.8% and 5.7% for the 2006 three and nine month periods, respectively, compared to 5.7% and 4.8%, respectively, for the same periods in 2005 primarily from the increases noted above. In addition, the increase for the nine month period reflects lower net sales as a result of the sale of some components of Seaboard's third party commodity trading operations in May 2005.

Interest Expense

Interest expense decreased $0.9 million and $2.2 million in the three and nine month periods of 2006, respectively, compared to the same periods of 2005, primarily reflecting the lower average level of borrowings during 2006.

Interest Income

Interest income increased $1.1 million and $6.4 million in the three and nine month periods of 2006, respectively, compared to the same periods of 2005, primarily reflecting the higher level of average funds invested during 2006 and to a lesser extent, higher interest rates.

Minority and Other Noncontrolling Interests

Minority and other noncontrolling interests expense decreased $0.3 million and increased $2.3 million in the three and nine month periods of 2006, respectively, compared to the same periods of 2005. The increase for the nine month period primarily reflects the minority interest resulting from the acquisition of Daily's in July 2005.

Foreign Currency Gains (Losses)

Seaboard realized net foreign currency losses of $1.9 million and gains of $0.5 million in the three and nine month periods of 2006, respectively, compared to losses of $0.4 million in each of the same periods of 2005. The fluctuation for the quarter primarily relates to losses from currency appreciation in certain African operations of the Commodity Trading and Milling segment while the fluctuation for the nine month period primarily relates to gains from the Dominican Republic peso relating to the Power segment.

Loss from the Sale of a Portion of Operations

During the second quarter of 2005, Seaboard sold some components of its third party commodity trading operations. Because Seaboard does not use hedge accounting for its commodity and foreign exchange agreements, gains of $2.2 million from the mark-to-market of the sold derivative instruments were recorded in cost of sales prior to the date of the sale while the change in value of the related firm sales commitment was not, resulting in a loss on the sale from this transaction totaling $1.7 million during the second quarter of 2005.

Miscellaneous, Net

Miscellaneous, net for the three and nine months of 2006 includes $0.0 million and $3.4 million, respectively, of gains from the mark-to-market of interest rate swap agreements compared to gains of $3.1 million and $1.7 million, respectively for the same periods in 2005. See Note 1 to the Condensed Consolidated Financial Statements for further discussion. Miscellaneous, net for the three and nine months of 2006 also includes income of $1.0 million and $1.9 million, respectively, from the decrease in the value of put option value relating to the Daily's acquisition in July 2005 compared to gains of $0.8 million for the same periods in 2005.

Income Tax Expense

The effective tax rate decreased for the nine months of 2006 compared to 2005 primarily as a result of increased amounts of permanently deferred foreign earnings and lower amounts of domestic taxable income. Also, during the second quarter of 2006, Seaboard recorded a $2.8 million tax benefit related to a settlement with the Internal Revenue Service. See Note 3 to the Condensed Consolidated Financial Statements for further discussion.

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

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. In SAB 108, the SEC staff established an approach that is commonly referred to as a "dual approach" because it now requires quantification of errors under both the iron curtain and the roll-over methods. See Note 1 to the Condensed Consolidated Financial Statements for further discussion of SAB 108. For Seaboard, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 is not expected to have any effect on Seaboard's financial position, net earnings or prior year financial statements.

In  September  2006,  FASB  issued Statement of  Financial  Accounting
Standards  No.  157  (SFAS  157),  "Fair  Value  Measurements".   This
statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. See Note 1 to the Condensed Consolidated Financial Statements for further discussion of SFAS 157. For Seaboard, SFAS 157 is effective for the fiscal year beginning January 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on Seaboard.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This statement requires companies to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) with the offset to accumulated other comprehensive income, a component of stockholders' equity. This statement also requires that previously disclosed but unrecognized gains/losses, prior service costs/credits, and transition assets/obligations be recognized at adoption as a component of shareholders' equity in accumulated other comprehensive income. See Note 1 to the Condensed Consolidated Financial Statements for further discussion of SFAS 158. For Seaboard, SFAS 158 is effective for the fiscal year ending December 31, 2006 and will be adopted in the fourth quarter of 2006. As the December 31, 2006 pension liabilities have not yet been calculated and related assumptions not yet established, the actual amount of the effect of adopting SFAS 158 cannot yet be determined. However, based on the
December 31, 2005 pension liabilities and related assumptions, the adoption of SFAS 158 would increase pension liabilities by $12.7 million, reduce prepaid pension assets by $18.2 million and reduce total shareholders' equity by approximately $22.1 million, net of an estimated deferred tax asset of $8.8 million. SFAS 158 will not have an effect on 2006 net earnings or prior year financial statements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of September 30, 2006. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls -There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Seaboard's subsidiary, Seaboard Foods LP ("Seaboard Foods"), has been subject to an ongoing Unilateral Administrative Order ("RCRA Order"), pursuant to Section 7003 of the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Sec. 6973 ("RCRA"), filed by the United States Environmental Protection Agency ("EPA") on June 29, 2001. The RCRA Order relates to five swine farms located in Major County and Kingfisher County, Oklahoma purchased from PIC International Group, Inc. ("PIC"), which is also a party to the RCRA Order.

On September 11, 2006, Seaboard Foods and PIC signed a Consent Decree with the United States to resolve the RCRA Order. Pursuant to the
Consent Decree, Seaboard Foods and PIC agreed to a civil penalty totaling $240,000, which PIC has agreed to pay. In addition to payment of the civil penalty, Seaboard Foods and PIC agreed to take a number of remedial actions with respect to the five farms subject to the RCRA Order, and Seaboard Foods agreed to take additional remedial actions with respect to one additional farm. These remedial actions include: groundwater remediation and lagoon replacement and/or barn repairs at three of the farms, ongoing leak detection and groundwater monitoring at all of the farms, contingency response plans effective upon the future detection of infrastructure leaks or over-application of effluent on land application acreage, investigation work regarding infrastructure at two of the farms, modification of land application procedures, and study of land application practices. Consummation of the Consent Decree with the United States is subject to approval of the United States District Court for the Western District of Oklahoma.

In March 2006, Seaboard Foods entered into a Settlement Agreement with the State of Oklahoma to resolve a regulatory action with respect to the same properties involved in the EPA RCRA Order. Pursuant to this Settlement Agreement, Seaboard Foods paid a fine of $100,000, agreed to undertake certain supplemental environmental projects at a cost of $80,000, and agreed to take remedial actions that are substantially identical to those provided for in the Consent Decree with the United States.

PIC is indemnifying Seaboard Foods with respect to the EPA Consent Decree, including the $240,000 EPA civil penalty, and the remedial aspects of the State of Oklahoma settlement, excluding the $100,000 state fine and $80,000 in costs for supplemental environmental projects, pursuant to an indemnification agreement which has a $5,000,000 limit. The amounts expended to date and the estimated cumulative future capital expenditures total approximately $7,600,000, not including the additional legal costs required to consummate the Consent Decree. If the measures taken pursuant to the settlements are not effective, other measures with additional costs may be required. PIC has advised Seaboard Foods that it is not responsible for the costs in excess of $5,000,000, but has paid expenditures in excess of this amount. Seaboard Foods disputes PIC's determination of the costs to be included in the calculation to determine whether the $5,000,000 limit has been exceeded, and believes that the costs to be considered are less than $5,000,000, such that PIC is responsible for all such costs and penalties, except for approximately $180,000 of estimated costs that would be incurred over five years subsequent to the settlement for certain testing and sampling. Seaboard Foods has agreed to conduct such testing and sampling as part of the sampling it conducts in the normal course of operations, and believes that the incremental costs incurred to conduct such testing and sampling will be less than $180,000. Seaboard Foods also believes that a more general indemnity agreement would require indemnification of liability in excess of $5,000,000 (excluding the estimated $180,000 cost for testing and sampling), although PIC disputes this.

The EPA also has been conducting a broad-reaching investigation of Seaboard Foods, seeking information as to compliance with the Clean Water Act ("CWA"), Comprehensive Environment Response, Compensation & Liability Act ("CERCLA") and the Clean Air Act. On September 11, 2006, Seaboard Foods entered into a Consent Decree with the United States to settle the matter, pursuant to which Seaboard Foods agreed to pay a civil penalty of $205,000 and to take various other actions which will cost approximately $150,000. As a part of the Consent Decree, Seaboard Foods has applied to participate in the National AFO/CAFO Air Emissions Agreement with the EPA. The $100,000 penalty that Seaboard Foods will pay to participate in the National AFO/CAFO Air Emissions Agreement will be applied to satisfy a portion of the civil penalty payment under the Consent Decree. Consummation of the Consent Decree with the United States is subject to approval of the United States District Court for the Western District of Oklahoma.

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2005.

Item 5.  Other Information

Until November 1, 2006, H. H. Bresky, through his direct and indirect ownership and control of Seaboard Corporation, a Delaware corporation (the "Company"), and Seaboard Flour LLC, a Delaware limited liability company ("Seaboard Flour"), was the beneficial owner of 903,809.24 shares of common stock of the Company, which shares represented approximately 71.7 percent of the outstanding voting securities of the Company. These shares beneficially owned by H. H. Bresky included 5,611 shares owned individually, 4,250 shares that could be attributed to him as co-trustee of the Bresky Foundation Trust and 893,948.24 shares owned by Seaboard Flour, of which H. H. Bresky was the sole manager and as such, pursuant to the Limited Liability Company Agreement of Seaboard Flour, made all the voting and investment decisions with respect to the shares of the Company owned by Seaboard Flour.

According to the report on Schedule 13D dated November 2, 2006 jointly filed by Steven J. Bresky and Seaboard Flour, on November 1, 2006, H.
H. Bresky resigned as sole manager of Seaboard Flour, and Steven J. Bresky was appointed as his successor. As set forth in said Schedule 13D, Steven J. Bresky, through his direct and indirect ownership and control of the Company and Seaboard Flour, was the beneficial owner of 906,347.24 shares of common stock of the Company, which shares represented approximately 71.9 percent of the outstanding voting securities of the Company. These shares, beneficially owned by Steven
J. Bresky, included the 893,948.24 shares of the Company owned by Seaboard Flour, of which effective November 1, 2006, Steven J. Bresky holds sole voting and investment power, 2,538 shares owned individually, 5,611 shares owned by H. H. Bresky that could be attributed to Steven J. Bresky and 4,250 shares that could be attributed to him as co-trustee of the Bresky Foundation Trust.

No consideration was exchanged in conjuction with the above-described change of control.

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard's ability to obtain adequate financing and liquidity,
(ii)  the  price of feed stocks and other materials used by  Seaboard,
(iii) the sales price or market conditions for pork, sugar and other products and services, (iv) statements concerning management's expectations of recorded tax effects under existing circumstances, (v) the ability of trading and milling to successfully compete in the markets it serves and the volume of business and working capital requirements associated with the competitive trading environment, (vi) the charter hire rates and fuel prices for vessels, (vii) the stability of the Dominican Republic's economy and demand for power, related spot market prices and collectibility of receivables in the Dominican Republic,(viii) the effect of the fluctuation in exchange rates for the Dominican Republic peso, (ix) the potential effect of Seaboard's investment in a wine business on the consolidated financial statements, (x) the potential impact of various environmental actions pending or threatened against Seaboard, (xi) statements concerning profitability or sales volume of any of Seaboard's segments, (xii) the impact of the 2005 Daily's acquisition in enhancing Seaboard's ability to venture into other further processed pork products, (xiii) the timetable for the Triumph Foods pork processing plant to reach full double shift operating capacity, (xiv) the ability of Seaboard to successfully market the increased volume of pork produced by Triumph Foods, (xv) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements, or (xvi) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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




                           DATE:  November 3, 2006

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