Form 10-K
period 2006-12-31
SEABOARD CORP /DE/
filed 2007-03-05
CIK 88121

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2006
                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                 Commission file number: 1-3390

                       SEABOARD CORPORATION
     (Exact name of registrant as specified in its charter)

                    Delaware                       04-2260388
       (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)

       9000 W. 67th Street, Shawnee Mission, Kansas     66202
         (Address of principal executive offices)     (ZipCode)

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

Large accelerated filer [    ]           Accelerated filer [X   ]
                  Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act). Yes [   ]  No [X ]

The aggregate market value of the 354,635 shares of Seaboard voting stock held by nonaffiliates was approximately $453,932,800, based on the closing price of $1,280.00 per share on July 1, 2006, the end of Seaboard's second fiscal quarter. As of February 16, 2007, the number of shares of common stock outstanding was 1,261,367.24.

               DOCUMENTS INCORPORATED BY REFERENCE

Part I, item 1(b), a part of item 1(c)(1) and the financial information required by item 1(d) and Part II, items 6, 7, 7A and 8 are incorporated herein by reference to Seaboard Corporation's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b).

Part II, a part of item 5, and Part III, a part of item 10 and items 11, 12 and 13 are incorporated herein by reference to Seaboard Corporation's definitive proxy statement filed pursuant to Regulation 14A for the 2007 annual meeting of stockholders.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as:

    -statements that are not historical in nature, and

    -statements  preceded  by, followed by  or  that  include  the
     words   "believes,"  "expects,"  "may,"  "will,"   "should,"
     "could," "anticipates," "estimates," "intends" or similar expressions.

In more specific terms, forward-looking statements include, without limitation:

    -statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items,

    -statements regarding the plans and objectives of management for future operations,

    -statements of future economic performance,

    -statements   regarding   the  intent,   belief   or   current
     expectations of Seaboard and its management with respect to:

     (i) Seaboard's ability to obtain adequate financing and liquidity,

     (ii) the price of feed stocks and other materials used by Seaboard,

     (iii) the sale price or market conditions for pork, sugar and other products and services,

     (iv) statements concerning management's expectations of recorded tax effects under certain circumstances,

     (v) the ability of the Commodity Trading and Milling segment to successfully compete in the markets it serves and the volume of business and working capital requirements associated with the competitive trading environment,

     (vi)   the charter hire rates and fuel prices for vessels,

     (vii) the stability of the Dominican Republic's economy and demand for power, related spot market prices and collections of receivables in the Dominican Republic,

     (viii) the effect of the fluctuation in exchange rates for the Dominican Republic peso,

     (ix) the potential impact of the EPA consent decrees, and various environmental actions pending or threatened against Seaboard,

     (x) statements concerning profitability or sales volume of any of Seaboard's segments,

     (xi) the impact of the 2005 Daily's acquisition in enhancing Seaboard's ability to venture into further processed pork products,

     (xii) the timetable for the Triumph Foods pork processing plant to reach full double shift operating capacity,

     (xiii) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements, or

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

                             PART I

Item 1.  Business

(a)  General Development of Business

Seaboard Corporation, a Delaware corporation, the successor corporation to a company first incorporated in 1928, and subsidiaries (Seaboard) is a diversified international agribusiness and transportation company. In the United States, Seaboard is primarily engaged in pork production and processing, and ocean transportation. Overseas, Seaboard is primarily engaged in commodity merchandising, grain processing, sugar production, and electric power generation. See Item 1(c) (1)
(ii) "Status of Product or Segment" below for a discussion of developments in specific segments.

Seaboard Flour LLC, a Delaware limited liability company, owns approximately 70.9 percent of the outstanding common stock of Seaboard. Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own approximately
99.5 percent of the common units of Seaboard Flour LLC.

(b)  Financial Information about Industry Segments

The information required by Item 1(b) of Form 10-K relating to Industry Segments is incorporated herein by reference to Note 13 of the Consolidated Financial Statements appearing on pages 56 through 59 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

(c)  Narrative Description of Business

  (1)  Business Done and Intended to be Done by the Registrant

     (i)  Principal Products and Services

     Pork Division - Seaboard, through its subsidiary Seaboard Foods LP, previously Seaboard Farms, Inc., engages in the businesses of hog production and pork processing in the United States. Through these operations, Seaboard produces and sells fresh, frozen and further processed pork products to further processors, foodservice operators, grocery stores and other retail outlets, and other distributors throughout the United States. Internationally, Seaboard sells to distributors in Japan, Mexico and other foreign markets. Other further processing companies also purchase Seaboard's fresh and frozen pork products in bulk and produce products, such as lunchmeat, hams, bacon, and sausages. Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores. Seaboard also sells further processed pork products consisting primarily of raw and pre-cooked bacon from its two bacon further processing plants. Seaboard sells some of its fresh products under the brand name Prairie Fresh and its bacon and other further processed products under the Daily's brand name.
     Seaboard's hog processing plant is located in Guymon, Oklahoma, and operates at double shift capacity. Seaboard's bacon plants are located in Salt Lake City, Utah and Missoula, Montana.

     Seaboard's hog production operations consist of the breeding and raising of approximately 3.8 million hogs annually at facilities primarily owned or at facilities owned and operated by third parties with whom it has grower contracts. The hog production operations are located in the States of Oklahoma, Kansas, Texas and Colorado. As a part of the hog production operations, Seaboard produces specially formulated feed for the hogs at six owned feed mills. The remaining hogs processed are purchased from third party hog producers, primarily pursuant to purchase contracts.

     Commodity   Trading  and  Milling  Division   -   Seaboard's
     Commodity Trading and Milling Division, through its subsidiaries, Seaboard Overseas Limited based in Bermuda, and Seaboard Overseas Trading and Shipping (PTY), Ltd. located in South Africa, internationally markets wheat, corn, soybean meal and other related commodities in bulk to third party customers and affiliated companies. These commodities are purchased worldwide, with primary destinations to Africa, South America, and the Caribbean. The division sources, transports and markets approximately
     3.0 million tons of grains and proteins on an annual basis. Seaboard integrates the service of delivering commodities to its customers through the use of chartered bulk vessels and its eight owned bulk carriers.

     This division also operates milling and related businesses with twenty-five locations in thirteen countries, which are primarily supplied by the trading locations discussed above. The grain processing businesses are operated through six consolidated and seven non-consolidated affiliates in Africa, the Caribbean and South America, with flour, feed and maize milling businesses which produce approximately 1.5 million metric tons of finished products per year. Most of the products produced by the milling operations are sold in the countries in which the products are produced or into adjacent countries.

     Marine Division - Seaboard, through its subsidiary, Seaboard Marine Limited, and various foreign affiliated companies and third party agents, provides containerized cargo shipping service to over twenty-five countries between the United States, the Caribbean Basin, and Central and South America. Seaboard uses a network of offices and agents throughout the United States, Canada, Latin America and the Caribbean Basin to book both northbound and southbound cargo to and from the United States and between the countries it serves. Through intermodal arrangements, Seaboard can transport cargo to and from numerous U.S. locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via vessel or received as import cargo from abroad.

     Seaboard's primary marine operation is located in Miami and includes a 135,000 square foot warehouse for cargo consolidation and temporary storage. Seaboard also has a 70 acre terminal located at the Port of Miami. Seaboard operates a 62 acre cargo terminal facility at the Port of Houston that includes over 690,000 square feet of on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. Seaboard also makes scheduled vessel calls in Philadelphia, Pennsylvania, Fernandina Beach, Florida, New Orleans, Louisiana and approximately 38 foreign ports. At December 31, 2006, Seaboard's fleet consists of ten owned and approximately 29 chartered vessels, thousands of dry, refrigerated and specialized containers and related equipment. In January 2007, Seaboard purchased a vessel previously chartered. Seaboard also provides cargo transportation service from its domestic ports of call to and from multiple foreign destinations where Seaboard does not make vessel calls through connecting carrier agreements with third party regional and global carriers.

     Sugar and Citrus Division - Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, is involved in the production and refining of sugar cane and the production and processing of citrus in Argentina. This division also purchases sugar and citrus in bulk from third parties within Argentina for subsequent resale. The sugar products are primarily sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States, South America and Europe while the citrus products are primarily exported to the global market. Seaboard grows a large portion of the sugar cane on approximately 50,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a current processing capacity of over 200,000 metric tons of sugar and over four million gallons of alcohol per year. The sugar mill is one of the largest in Argentina. In addition, approximately 3,000 acres of land is planted with oranges.

     Power Division - Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., operates as an independent power producer in the Dominican Republic. This operation is exempt from U.S. regulation under the Public Utility Holding Company Act of 1938, as amended. The business operates two floating barges with a system of diesel engines capable of generating a combined rated capacity of approximately 112 megawatts of electricity.
     Seaboard generates electricity into the local Dominican Republic power grid. Seaboard is not directly involved in the transmission or distribution of the electricity but does have contracts to sell directly to third party users. The barges are secured on the Ozama River in Santo Domingo, Dominican Republic. The electricity is sold at contracted pricing to certain large commercial users with contract terms extending from one to four years. Seaboard also sells power under short-term contracts with certain government-owned distribution companies. The remaining electricity is sold in the "spot market" at prevailing market prices, primarily to three wholly or partially government-owned electric distribution companies.

     Other Businesses - Seaboard purchases and processes jalapeno peppers at its owned plant in Honduras. The processed peppers are primarily sold to a customer in the United States, and are shipped to the United States by Seaboard's Marine Division and distributed from Seaboard's port facilities.

     The information required by Item 1 of Form 10-K with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10 percent or more of consolidated revenue in any of the last three fiscal years is set forth in Note 13 of Seaboard's Consolidated Financial Statements, appearing on pages 56 through 59 of the Seaboard's Annual Report to Stockholders, furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report, which information is incorporated herein by reference.

     (ii) Status of Product or Segment

     The  Pork  segment  is  currently  planning  to  expand  its processed meats capabilities by constructing a separate further processing plant, primarily for bacon and sausage processing. Construction of this facility is expected to begin during late 2007 and to be completed in early 2009. In addition, the Pork segment is constructing a biodiesel processing plant to utilize by-product from its Guymon processing plant. Construction of this plant began in 2006 and is expected to be completed in 2007.

     In January 2007, Seaboard repurchased the 4.74% equity interest in its subsidiary, Seaboard Foods LP, from the former owners of Daily's. The former owners of Daily's had acquired this equity interest as part of Seaboard's 2005 acquisition of Daily's, a bacon processor located in the western United States.

     During 2006, Triumph Foods began production at its new pork processing plant located in St. Joseph, Missouri, and Seaboard begin marketing the related pork products for a fee primarily based on the number of head processed by Triumph Foods. This plant has similar capacity to Seaboard's Guymon plant with the business based upon a similar integrated model as Seaboard's. Triumph Foods expects its plant to reach full double shift operating capacity during 2007. Seaboard's sales prices for its pork products are primarily based on an average sales price and mix of products sold from both Seaboard's and Triumph Food's hog processing plant.

     During 2006, Seaboard re-established its commodity trading business in markets associated with the sale in 2005 of some components of its third party commodity trading operations.

     During 2006, Seaboard began flour milling operations in Madagascar through the lease of two milling facilities. Seaboard has the ability to cancel the lease with notice which Seaboard could do if it is determined such milling operations cannot be profitable in this country.

     Seaboard  is a minority owner in a flour milling  operation,
     located  in  Angola,  which closed in  2005.   Seaboard   is
     exploring various alternatives to reopen the operation.

     During 2006, Seaboard established a plan to expand the Sugar & Citrus business. As part of this plan, Seaboard has begun the process of purchasing land, planting an additional 15,000 acres of sugar cane and expanding the alcohol distillery operations. This expansion should raise sugar production from approximately 200,000 metric tons per year to approximately 230,000 metric tons per year and alcohol production from approximately four million gallons per year to approximately thirteen million gallons per year.

     At times during 2006, Seaboard's power production was restricted by the regulatory authorities in the Dominican Republic. The regulatory body schedules production based on the amount of funds available to pay for the power produced and the relative costs of the power produced. In addition, Seaboard is pursuing additional investment opportunities in the power industry.

     Seaboard is part of a consortium that has been awarded the right to construct two coal-fired 305 megawatt electric generating plants in the Dominican Republic. The amount of equity required for the project is uncertain but Seaboard's 50% or less share of the investment could range from $25 to $75 million depending on the amount of financing obtained by the group and the timing of the construction of the second plant. The timing of the project and Seaboard's ultimate involvement cannot be determined.

     (iii)     Sources and Availability of Raw Materials

     None of Seaboard's businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers.

     (iv)   Patents,   Trademarks,   Licenses,   Franchises   and
            Concessions

     Seaboard uses the registered trademark of Seaboard.

     The Pork Division uses registered trademarks relating to its products, including Seaboard Farms, Prairie Fresh, A Taste Like No Other, Daily's, Buffet Brand and Seaboard Farms, Inc.. Seaboard considers the use of these trademarks important to the marketing and promotion of its pork products.

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

     (vii)      Depending on a Single Customer or Few Customers

     Seaboard does not have sales to any one customer equal to ten percent or more of consolidated revenues. The Pork division derives approximately eleven percent of its revenues from three customers in Japan through one agent. The Power division sells power in the Dominican Republic to a limited number of contract customers and on the spot market accessed primarily by three wholly or partially government-owned distribution companies.

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

     (x)  Competitive Conditions

     Competition in Seaboard's Pork Division comes from a variety of national, international and regional producers and processors and is based primarily on product quality, customer service and price. According to recent publications by Successful Farming and Informa Economics, trade publications, Seaboard ranks as one of the nation's top five pork producers (based on sows in production) and top ten pork processors (based on daily processing capacity).

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

     (xiii)    Number of Persons Employed by Registrant

     As of December 31, 2006, Seaboard, excluding non-consolidated foreign affiliates, had 10,363 employees, of whom 5,545 were employed in the United States. Approximately 2,000 employees in Seaboard's Pork Division were covered by collective bargaining agreements as of December 31, 2006. Seaboard considers its employee relations to be satisfactory.

(d)  Financial Information about Geographic Areas

The financial information required by Item 1(d) of Form 10-K relating to export sales is incorporated herein by reference to
Note 13 of Seaboard's Consolidated Financial Statements appearing on pages 56 through 59 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

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

(e)  Available Information

Seaboard electronically files with the Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. The public may read and copy any materials filed with the Commission at their public reference room located at 100 F Street N.E., Washington, D.C. 20549. The public may obtain further information concerning the public reference room and any applicable copy charges, as well as the process of obtaining copies of filed documents by calling the Commission at 1-800-SEC-0330.

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

Item 1A.  Risk Factors

Seaboard has identified important risks and uncertainties that could affect the results of operations, financial condition or business and that could cause them to differ materially from Seaboard's historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, Seaboard. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

(a) General

  (1)Seaboard's Operations Are Subject To The General Risks Of
     The Food Industry. The segments of the business that are in the food products manufacturing industry are subject to the risks posed by:

     -    food spoilage or food contamination;

     - evolving consumer preferences and nutritional and health-related concerns;

     -    federal, state and local food processing controls;

     -    consumer product liability claims;

     -    product tampering;

     - the possible unavailability and/or expense of liability insurance.

     If   one  or  more  of  these  risks  were  to  materialize,
     Seaboard's revenues could decrease, costs of doing business could increase, and Seaboard's operating results could be adversely affected.

  (2)Foreign Political And Economic Conditions Have A Significant
     Impact  On  Seaboard's  Business.   Seaboard  is  a  diverse
     agribusiness and transportation company with global operations in several industries. Most of the sales and costs of Seaboard's segments are significantly influenced by worldwide fluctuations in commodity prices or changes in foreign political and economic conditions. Accordingly, sales, operating income and cash flows can fluctuate significantly from year to year. In addition, Seaboard's international activities pose risks not faced by companies that limit themselves to United States markets. These risks include:

       -    changes in foreign currency exchange rates;

       -    foreign currency exchange controls;

       - changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

       -    hyperinflation;

       -    heightened customer credit risk;

       - tariffs, other trade protection measures and import or export licensing requirements;

       -    potentially negative consequences from changes in tax laws;

       - different legal and regulatory structures and unexpected changes in legal and regulatory requirements; and

       - negative perception within a foreign country of a United States company doing business in that foreign country.

     Seaboard cannot assure you that it will be successful in competing effectively in international markets.

  (3)Seaboard's Common Stock Is Thinly Traded And Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held (70.9%) and thinly traded on a daily basis on the American Stock Exchange. Accordingly, the price of a share of common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis.

(b) Pork Division

  (1)Fluctuations In Commodity Pork Prices Could Adversely Affect Seaboard's Results Of Operations. Sale prices for Seaboard's pork products are directly affected by both domestic and world wide supply and demand for pork products and other proteins, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control. Commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken. In addition, there could be weakness in the sales prices for Seaboard's pork products due to marketing the increased volumes of pork products produced by Triumph Foods. Seaboard's results of operations could be adversely affected by fluctuations in pork commodity prices.

  (2)Increases In The Costs Of Seaboard's Feed Components And Hog
     Purchases Could Adversely Affect Seaboard's   Costs And Operating
     Margins. Feed costs are the most significant single component of the cost of raising hogs and can be materially affected by commodity price fluctuations for corn and soybean meal. The results of Seaboard's pork division business can be negatively affected by increased costs of Seaboard's feed components. The recent increase in construction of ethanol plants has elevated this risk as it has increased the competing demand for feed
     ingredients,  primarily  corn.   Similarly,  accounting  for
     approximately 20% of Seaboard's total hogs slaughtered, the cost of third party hogs purchased fluctuates with market conditions and can have an impact on Seaboard's total costs. The cost and supply of feed components and the third party hogs that we purchase are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports and governmental agricultural policies. Seaboard attempts to manage certain of these risks through the use of financial instruments, however this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork prices correspondingly increase, increases in the prices of Seaboard's feed components or in the cost of third party hogs purchased would adversely affect Seaboard's operating margins.

  (3)Seaboard's Ability To Attract And Retain Appropriate Personnel At Remote Locations Is Important To Seaboard's Business. The remote locations of the pork processing plant and live hog operations could negatively affect the availability and cost of labor. Seaboard is dependent on having sufficient properly trained operations personnel. Attracting and retaining qualified personnel is important to Seaboard's success. The inability to acquire and retain the services of such personnel could have a material adverse effect on Seaboard's operations.

  (4)The Loss Of Seaboard's Sole Hog Processing Facility Would Adversely Affect Seaboard's Business. Seaboard's Pork segment is largely dependant on the continued operation of a single hog processing facility. The loss of or damage to this facility for any reason - including fire, tornado, governmental action or other reason - would adversely affect Seaboard and Seaboard's pork products business.

  (5)Environmental Regulation And Related Litigation Could Have A Material Adverse Effect On Seaboard. Seaboard's operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with these laws and regulations and any future changes to them may result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages and negative publicity. Some requirements applicable to Seaboard may also be enforced by citizen groups. Seaboard has incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations.

  (6)Health Risk To Livestock Could Adversely Affect Production,
     The Supply Of Raw Materials And Seaboard's Business. Seaboard is subject to risks relating to its ability to maintain animal health and control diseases. The general health of the hogs and the reproductive performance of the sows can have an adverse impact on production and production costs, the supply of raw material to Seaboard's pork processing operations and consumer confidence. If Seaboard's hogs are affected by disease, Seaboard may be required to destroy infected livestock, which could adversely affect Seaboard's production or ability to sell or export its products. Moreover, the herd health of third party suppliers could adversely affect the supply and cost of hogs available for purchase by Seaboard. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Seaboard's food products.

  (7)If Seaboard's Pork Products Become Contaminated, We May Be
     Subject To Product Liability Claims And Product Recalls. Pork products may be subject to contamination by disease producing organisms, or pathogens. These pathogens are generally found in the environment and as a result, regardless of the manufacturing practices employed, there is a risk that they as a result of food processing could be present in Seaboard's processed pork products. Once contaminated products have been shipped for distribution, illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on Seaboard's business, reputation, prospects, results of operations and financial condition.

  (8)Corporate  Farming  Legislation  Could  Result  In   The
     Divestiture Or Restructuring Of Seaboard's Pork Operations.  The
     development  of  large  corporate  farming  operations   and
     concentration of hog production in larger-scale facilities has engendered opposition from residents of states in which Seaboard
     conducts  its  pork processing and live hog operations.   In
     response, corporate farming legislation periodically has been
     introduced  in  the  United  States  Senate  and  House   of
     Representatives, as well as in several state legislatures. These proposed anti-corporate farming bills have included provisions to prohibit or restrict meat packers, such as Seaboard, from owning or controlling livestock intended for slaughter, which would require divestiture or restructuring of Seaboard's operations.

  (9)International Trade Barriers Could Adversely Affect Seaboard's Pork Operations. This segment realizes a significant portion of its revenues from international markets, particularly Japan. International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. These and other risks could result in border closings or other international trade barriers having an adverse effect on Seaboard's earnings.

(c) Commodity Trading & Milling Division

  (1)Seaboard's  Commodity & Milling Division Is  Particularly
     Subject  To Risks Associated With Foreign Operations.   This
     segment principally operates in Africa, Bermuda, South America and the Caribbean and, in most cases, in what are generally regarded to be lesser developed countries. Many of these foreign operations are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls, in addition to the risks of overseas operations mentioned in clause (a)(2) above.

  (2)Fluctuations  In Commodity Grain Prices  Could  Adversely
     Affect The Business Of Seaboard's Commodity & Milling Division. This segment's sales are significantly affected by fluctuating worldwide prices for various commodities, such as wheat, corn and soybeans. These prices are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control. North American and European subsidized wheat and flour exports, including donated food aid, and world-wide and local crop production can contribute to these fluctuating market conditions and can have a significant impact on the trading and milling businesses' sales, value of commodities held in inventory and operating income. Seaboard's results of operations could be adversely affected by fluctuations in commodity prices.

  (3)Seaboard's Commodity & Milling Division Largely Depends On
     The Availability Of Chartered Ships. Most of Seaboard's third party trading is transported with chartered ships. Charter hire rates, influenced by available charter capacity and demand for worldwide trade in bulk cargoes, and related fuel costs can impact business volumes and margins.

  (4)Seaboard's  Failure  To  Establish  Economic  Hedges  For
     Commodities  May Adversely Affect Seaboard's Business.   The
     commodity trading portion of the business enters into various commodity derivatives and, in some cases, foreign exchange derivatives to create an economic hedge for commodity trades it executes with its customers. Failure to execute or improper execution of a derivative position or a firmly committed sale or purchase contract could have an adverse impact on the results of operations and liquidity.

  (5)This Segment is Subject to Higher than Normal Risks for Attracting and Retaining Key Personnel. In the Commodity Trading environment, a loss of a key employee such as a commodity trader can have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and
     retaining business with various foreign customers.   In  the
     milling portion of this segment, employing and retaining qualified expatriate personnel is a key element of success given
     the   difficult  living  conditions,  the  unique  operating
     environments and the reliance on a relatively small number of executives to manage each individual location.

(d) Marine Division

  (1)The Demand For Seaboard's Marine Division's Services Are Affected By International Trade And Fluctuating Freight Rates. This segment provides containerized cargo shipping services primarily from the United States to over twenty-five different countries in the Caribbean Basin, and Central and South America. In addition to the risks of overseas operations mentioned in clause (a)(2) above, fluctuations in economic conditions, unstable or hostile local political situations in the countries in which Seaboard operates can affect import/export trade volumes and the price of container freight rates and adversely affect Seaboard's results of operations.

  (2)Chartered  Ships Are Subject To Fluctuating  Rates.   The
     largest expense for this division is time charter cost. Certain of the ships are under charters longer than one year while others are less than one year. These costs can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a charter contract for more or less than one year will be favorable to Seaboard's business. Accordingly, entering into long-term charter hire contracts during periods of decreasing charter hire costs or short term charter hire contracts during periods of increasing charter hire costs could have an adverse affect on Seaboard's results of operation.

  (3)Increasing Fuel Prices Can Adversely Affect Seaboard's Business. Ship fuel expenses are one of the segment's largest
     expenses.   These  costs can vary greatly from  year-to-year
     depending on world fuel prices. Although a fuel surcharge can be added to the freight rates charged by Seaboard to its customers, increases in the surcharge to a customer can lag actual fuel cost increases paid by Seaboard and can be influenced by competitive pressures thereby having an adverse effect on our results of operations. Also, but to a lesser extent, fuel price increases can impact the cost of inland transportation costs.

  (4)Marine  Transportation Is An Inherently  Risky  Business.
     Seaboard's vessels and their cargoes are at risk of being damaged or lost because of events such as:

       -    marine disasters;

       -    bad weather;

       -    mechanical failures;

       -    grounding, fire, explosions and collisions;

       -    human error; and

       -    war and terrorism.

     All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of Seaboard's vessels were involved in an accident, the resulting media coverage could have a material adverse effect on Seaboard's business, financial condition and results of operations. Moreover, Seaboard's port operations can be subject to disruption due to hurricanes, especially at Seaboard's major port of operations in Miami, Florida, which could have an adverse effect on our results of operations.

  (5)Seaboard is Subject To Complex Laws And Regulations That Can Adversely Affect The Cost, Manner Or Feasibility Of Doing Business. Increasingly stringent federal, state and local laws and regulations governing worker health and safety, environmental protection, port and terminal security, and the operation of vessels significantly affect Seaboard's operations. Many aspects of the marine industry are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, and to regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions or the suspension or termination of Seaboard's operations.

(e) Sugar and Citrus Division

  (1)The Success Of This Segment Depends On The Condition Of The Argentinean Economy And Political Climate. This segment operates a sugar mill in Argentina, locally growing a substantial portion of the sugar cane processed at the mill. The majority of the sugar sales are within Argentina. Fluctuations in economic conditions or changes in the Argentine political climate can have an impact on the costs of operations and the sale price of sugar. In this regard, local sale prices are affected by sugar import duties imposed by the Argentine government, which affects the volume of sugar imported to and exported from that market. If import duties are changed, this could have a negative impact on Seaboard's sale price of sugar. In addition, recently the Argentine government began to attempt controlling inflation by instituting price controls on commodities, including sugar, which could adversely impact the local sales price of sugar and the results of operations for this segment.

  (2)This Segment Is Subject To The Risks That Are Inherent In
     Any Agricultural Business. Seaboard's results of operations for this segment may be adversely affected by numerous factors over which we have little or no control and that are inherent in any agricultural business, including reductions in the market prices for Seaboard's products, adverse weather and growing conditions, pest and disease problems, and new government regulations regarding agriculture and the marketing of agricultural products. Of these risks, weather particularly can adversely affect the amount and quality of the sugar cane produced by Seaboard and Seaboard's competitors located in other regions of Argentina.

  (3)The Loss Of Seaboard's Sole Processing Facility Would Adversely Affect The Business Of This Segment. Seaboard's Sugar and Citrus segment is largely dependant on the continued operation of a single processing facility. The loss of or damage to this facility for any reason - including fire, tornado, governmental action or other reason - would adversely affect the business of this segment.

(f) Power Division

  (1)This Segment Is Subject To Risks Of Doing Business In The Dominican Republic. This segment operates in the Dominican Republic (DR). In addition to significant currency fluctuations and the other risks of overseas operations mentioned in clause
     (a)(2) above, this segment can experience difficulty in obtaining timely collections of trade receivables from the government partially-owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. Currently, the DR does not allow a free market to enable prices to rise with demand which would limit our profitability in this business. The government has the ability to arbitrarily decide which power units will be able to operate, which could have adverse effects on results of operations.

  (2)Increases In Fuel Costs Could Adversely Affect Seaboard's Operating Margins. Fuel is the largest cost component of this segment's business and, therefore, margins may be adversely affected by fluctuations in fuel if such increases can not be fully passed to customers.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

(1) Pork - Seaboard's Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995. It has a daily double shift capacity to process approximately 16,000 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. The plant is utilized at near capacity throughout the year. Seaboard's hog production operations consist of the breeding and raising of approximately
3.8 million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This business owns and operates six centrally located feed mills which have a combined capacity to produce approximately 1,700,000 tons of formulated feed annually used primarily to support Seaboard's existing hog production, and has the capability of supporting additional hog production in the future. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

Seaboard's Pork Division also owns two bacon further processing plants located in Salt Lake City, Utah and Missoula, Montana. These plants are utilized at or near capacity throughout the year, which is a combined daily smoking capacity of approximately 300,000 pounds of raw pork bellies.

(2) Commodity Trading and Milling - Seaboard's Commodity Trading and Milling Division owns, in whole or in part, grain-processing and related agribusiness operations in thirteen countries which have the capacity to mill over 6,600 metric tons of wheat and maize per day. In addition, Seaboard has feed mill capacity of in excess of 128 metric tons per hour to produce formula animal feed. The milling operations located in Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo, Sierra Leone, Uganda and Zambia own their facilities; in Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo and Sierra Leone the land the mills are located on is leased under long-term agreements; and, in Madagascar the milling facilities are leased. Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power, excess milling capacity in their competitive environment and European-subsidized wheat and flour exports. Seaboard also owns seven 9,000 metric- ton deadweight dry bulk carriers, one 23,400 metric ton deadweight dry bulk carrier, and "time charters" (the charter of a vessel, whereby the vessel owner is responsible to provide the captain and crew necessary to operate the vessel) under short-term agreements, between eleven and fifteen bulk carrier ocean vessels with deadweights ranging from 4,000 to 64,000 metric tons.

(3) Marine - Seaboard's Marine Division leases a 135,000 square foot warehouse and 70 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations. Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling over 690,000 square feet for cargo storage. At December 31, 2006, Seaboard owned ten ocean cargo vessels with deadweights ranging from 2,600 to 14,545 metric tons and time charters under long-term contracts ranging from one to three years, and short-term agreements, of approximately twenty-nine containerized ocean cargo vessels with deadweights ranging from 3,377 to 20,433 metric tons. In January 2007, Seaboard purchased a vessel previously chartered with a deadweight of 19,000 metric tons. Seaboard owns or leases an aggregate of approximately 42,000 dry, refrigerated and specialized containers and related equipment.

(4) Sugar and Citrus - Seaboard's Argentine Sugar and Citrus Division owns approximately 50,000 acres of planted sugarcane and approximately 3,000 acres of orange trees. Depending on local harvest and market conditions, this business also purchases third party sugar and citrus for resale. In addition, this division owns a sugar mill with a current capacity to process over 200,000 metric tons of sugar and over four million gallons of alcohol per year. This capacity is sufficient to process all of the cane harvested by this division and certain additional quantities harvested on behalf of the third party farmers in the region. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar produced. This division also owns a juice processing plant and fresh fruit packaging plant with capacity to produce approximately 5,000 tons of concentrated juice and package approximately 400,000 boxes of fresh fruit annually.

(5) Power - Seaboard's Power Division owns two floating electric power generating facilities, consisting of a system of diesel engines mounted onto barge-type vessels, with a combined rated capacity of approximately 112 megawatts, both located on the Ozama River in Santo Domingo, Dominican Republic. The barges historically generated power at near capacity throughout the year as the demand for power in the Dominican Republic exceeds reliable power supply. Seaboard operates as an independent power producer. Seaboard is not directly involved in the transmission and distribution facilities that deliver the power to the end users but does have contracts to sell directly to third party users.

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

On September 11, 2006, Seaboard Foods and PIC signed a Consent Decree with the United States to resolve the RCRA Order, which Consent Decree was approved by the U.S. District Court on December 8, 2006. Pursuant to the Consent Decree, Seaboard Foods and PIC agreed to a civil penalty totaling $240,000, which PIC has paid. In addition to payment of the civil penalty,
Seaboard Foods and PIC agreed to take a number of remedial actions with respect to the five farms subject to the RCRA Order, and Seaboard Foods agreed to take additional remedial actions with respect to one additional farm. These remedial actions include: groundwater remediation and lagoon replacement and/or barn repairs at three of the farms, ongoing leak detection and groundwater monitoring at all of the farms, contingency response plans effective upon the future detection of infrastructure leaks or over-application of effluent on land application acreage, investigation work regarding infrastructure at two of the farms, modification of land application procedures, and study of land application practices. If the remedial actions to be taken pursuant to the EPA Consent Decree are not effective, other actions with additional costs will be required.

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

PIC is jointly responsible for the remedial obligations under the EPA Consent Decree and has been indemnifying Seaboard Foods with respect thereto, pursuant to an indemnification agreement which has a $5,000,000 limit. PIC previously advised Seaboard Foods that it is not responsible for the expenditures in excess of $5,000,000, which Seaboard Foods disputes. Although there has been no formal resolution of this dispute with PIC, the amounts expended to date by PIC total in excess of $5,000,000, and PIC has continued to pay substantially all expenditures required to comply with the EPA Consent Decree. Moreover, as noted above, PIC is jointly responsible for the remedial obligations and substantially all other obligations under the EPA Consent Decree. As such, Seaboard believes that PIC will continue to take the actions necessary and to pay the costs of complying with the EPA Consent Decree. Seaboard Foods also believes that a more general indemnity agreement would require indemnification of liability in excess of $5,000,000 although PIC disputes this.

Potential Additional EPA Claims

The EPA has also been conducting a broad-reaching investigation of Seaboard Foods, seeking information as to compliance with the Clean Water Act ("CWA"), Comprehensive Environmental Response,
Compensation & Liability Act ("CERCLA") and the Clean Air Act. On September 11, 2006, Seaboard Foods entered into a Consent Decree with the United States to settle the matter, pursuant to which Seaboard Foods agreed to pay a civil penalty of $205,000 and to take various other actions which will cost approximately $150,000. As a part of the Consent Decree, Seaboard Foods has applied to participate in the National AFO/CAFO Air Emissions Agreement with the EPA. The $100,000 penalty that Seaboard Foods will pay to participate in the National AFO/CAFO Air Emissions Agreement will be applied to satisfy a portion of the civil penalty payment under the Consent Decree. Consummation of the Consent Decree with the United States is subject to approval of the United States District Court for the Western District of Oklahoma.

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

Name   (Age)             Positions and Offices with Registrant and Affiliates

Steven J. Bresky (53)    President and Chief Executive Officer

Robert L. Steer (47)     Senior Vice President, Chief Financial Officer

David M. Becker (45)     Vice President, General Counsel and Secretary

Barry E. Gum (40)        Vice President, Finance and Treasurer

James L. Gutsch (53)     Vice President, Engineering

Ralph L. Moss (61)       Vice President, Governmental Affairs

David S. Oswalt (39)     Vice President, Taxation and Business Development

John A. Virgo (46)       Vice President, Corporate Controller and Chief
                         Accounting Officer

Rodney K. Brenneman (42) President, Seaboard Foods, LP

David M. Dannov (45)     President, Seaboard Overseas and Trading Group

Edward A. Gonzales (41)  President, Seaboard Marine Ltd.

Mr. Steven J. Bresky has served as President and Chief Executive Officer since July 2006, previously as Senior Vice President, International Operations of Seaboard from February 2001 to July 2006 and previously as Vice President of Seaboard from 1989 to 2001.

Mr.  Steer  has served as Senior Vice President, Chief  Financial
Officer of Seaboard since December 2006 and previously as  Senior
Vice  President, Treasurer and Chief Financial Officer from 2001-
2006.

Mr.  Becker  has  served as Vice President, General  Counsel  and
Secretary of Seaboard since December 2003, and previously as Vice
President, General Counsel and Assistant Secretary from  2001  to
2003.

Mr.  Gum  has served as Vice President, Finance and Treasurer  of
Seaboard  since  December  2006, previously  as  Vice  President,
Finance from 2003-2006 and Director of Finance from 2000 to 2003.

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

Mr.  Brenneman  has  served as President  of  Seaboard  Foods  LP
(previously Seaboard Farms Inc.) since June 2001.

Mr. Dannov has served as President of Seaboard Overseas and Trading Group since August 2006 and previously as Vice President,
Treasurer  of  Seaboard Overseas and Trading Group from  1996  to
2006.

Mr.  Gonzales  has served as President of Seaboard  Marine,  Ltd.
since  January 2005 and previously as Vice President of  Terminal
Operations of Seaboard Marine Ltd. from 2000 to 2005.

                             PART II

Item   5.    Market  for  Registrant's  Common  Equity,   Related
Stockholder Matters and Issuer Purchases of Equity Securities

Seaboard's Board of Directors intends that Seaboard will continue to pay quarterly dividends, with the actual amount of any dividends being dependant upon such factors as Seaboard's financial condition, results of operations and current and anticipated cash needs, including capital requirements. As discussed in Note 8 of the consolidated financial statements appearing on pages 46 and 47 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, Seaboard's ability to declare and pay dividends is subject to limitations imposed by the note agreements referred to there.

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

In addition to the information provided above, the information required by Item 5 of Form 10-K is incorporated herein by reference to (a) the information under "Stockholder Information - Stock Listing," (b) the dividends per common share information and market price range per common share information under "Quarterly Financial Data" and (c) the information under "Company Performance Graph" appearing on pages 60, 9 and 8, respectively, of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

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

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

The information required by Item 7 of Form 10-K is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 10 through 25 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  7A.  Quantitative and Qualitative Disclosures About  Market
Risk

The information required by Item 7A of Form 10-K is incorporated herein by reference to (a) the material under the captions "Derivative Instruments and Hedging Activities" within Note 1 of Seaboard's Consolidated Financial Statements appearing on page 36 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, and (b) the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 23 through 25 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K is incorporated herein by reference to Seaboard's "Quarterly Financial Data," "Report of Independent Registered Public Accounting Firm," "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Equity" and "Notes to Consolidated Financial Statements" appearing on page 9 and pages 27 through 59 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of December 31, 2006, Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures, as defined in Exchange Act rule 13a - 15(e). Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial  Reporting
- Information required by Item 9A concerning management's report on Seaboard's internal control over financial reporting, as defined in Exchange Act rule 13a-15(f) is incorporated herein by reference to Seaboard's "Management's Report on Internal Control over Financial Reporting" appearing on page 26 of Seaboard's
Annual Report to Stockholders furnished to the commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Registered Public Accounting Firm's Attestation Report - Information required by Item 9A with respect to Section 308(b) of regulation S-K is incorporated herein by reference to "Report of Independent Registered Public Accounting Firm" appearing on Pages 27 and 28 of Seaboard's Annual Report to Stockholders furnished to the commission pursuant to Rule 14-3(b) and attached as
Exhibit 13 to this report.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

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

In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under "Item 1: Election of Directors" appearing on page 4 and 5 of
Seaboard's definitive proxy statement filed pursuant to Regulation 14A for the 2007 annual meeting of Stockholders ("2007 Proxy Statement"), (b) the disclosure relating to Seaboard's audit committee and "audit committee financial expert" and its director nomination procedures under "Board of Directors Information -- Committees of the Board -- Audit Committee" and "Board of Directors Information -- Director Nominations" appearing on pages 6 and 7 of the 2007 Proxy Statement, and (c) the disclosure relating to late filings of reports required under
Section 16(a) of the Securities Exchange Act of 1934 under "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on pages 26 and 27 of the 2007 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under "Board of Directors Information -
- Compensation of Directors" and "Employment Arrangements with Named Executive Officers" appearing on page 8 and pages 10 through 12 of the 2007 Proxy Statement, and (b) the disclosure relating to compensation of executive officers under "Executive Compensation and Other Information," "Benefit Plans" and "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Compensation Discussion and Analysis" appearing on pages 8 through 10, and pages 12 through 24 of the 2007 Proxy Statement.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management and Related Stockholder Matters

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.

In addition to the information provided above, the information required by Item 12 of Form 10-K is incorporated herein by reference to the disclosure under "Principal Stockholders" and "Share Ownership of Management and Directors" appearing on pages 3 and 4 of the 2007 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The  information required by Item 13 of Form 10-K is incorporated herein  by  reference to "Compensation Committee  Interlocks  and
Insider  Participation" appearing on pages 23 and 24 of the  2007
Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The  information required by Item 14 of Form 10-K is incorporated
herein   by  reference  to  "Item  2   Selection  of  Independent
Auditors"  appearing on pages 24 through 26  of  the  2007  Proxy
Statement.

                             PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

  1. Consolidated financial statements.

     See Index to Consolidated Financial Statements on page F-1.

  2. Consolidated financial statement schedules.

     See Index to Consolidated Financial Statements on page F-1.

  3. Exhibits.

     3.1 Seaboard's Restated Certificate of Incorporation. Incorporated herein by reference to Exhibit 3.1 of Seaboard's Form 10-Q for the quarter ended April 1, 2006.

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

     4.12 Notice of Reduction of Aggregate Commitments (from $200,000,000 to $100,000,000) under Credit Agreement
            dated   as   of   December  3,   2004   among   Seaboard
            Corporation, Bank of America, N.A., Scotia Capital, Inc., Harris Trust and Savings Bank and Suntrust Bank and the Other Lenders Party Hereto Incorporated herein by reference to Exhibit 4.1 of Seaboard's Form 10-Q for the quarter ended October 1, 2005

     10.1*  Seaboard  Corporation Executive  Retirement  Plan,
            2005 Amendment and Restatement dated March 6, 2006, amending and restating the Seaboard Corporation Executive Retirement Plan dated November 5, 2004. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

     10.2*  Seaboard   Corporation   Supplemental   Executive
            Retirement Plan for H. Harry Bresky dated March 21, 1995. Incorporated herein by reference to
            Exhibit 10.3 of Seaboard's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     10.3*  Seaboard    Corporation    Executive    Deferred
            Compensation Plan dated December 29, 2005, amending and restating the Seaboard Corporation Executive Deferred Compensation Plan dated January 1, 1999. Incorporated herein by reference to Exhibit 10.3 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

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

     10.10* Seaboard  Corporation  Executive  Officers'  Bonus
            Policy.   Incorporated  herein by reference  to  Exhibit
            10.10  of  Seaboard's Form 10-K for  fiscal  year  ended
            December 31, 2006.

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

     10.14* Employment Agreement between Seaboard  Corporation
            and Edward A. Gonzalez dated July 1, 2005. Incorporated herein by reference to Exhibit 10.14 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

     10.15* Seaboard   Corporation   Nonqualified   Deferred
            Compensation Plan dated December 29, 2005. Incorporated herein by reference to Exhibit 10.15 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

     10.16* Amendment to Employment Agreement between  Seaboard
            Corporation and Edward A. Gonzalez dated August 8, 2006. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-Q for the quarter ended July 1, 2006.

     10.17* Employment Agreement between Seaboard Corporation and David M. Dannov dated July 1, 2006.

     10.18* Second  Amendment to Employment Agreement  between
            Seaboard  Corporation  and  Edward  A.  Gonzalez   dated
            January 17, 2007.

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

                      SEABOARD CORPORATION

By /s/Steven J. Bresky                By  /s/Robert L. Steer
   Steven J. Bresky, President and        Robert L. Steer, Senior Vice
   Chief Executive Officer (principal     President, Chief Financial
   executive officer)                     Officer (principal financial officer)

Date:  March 5, 2007                  Date: March 5, 2007



By /s/John A. Virgo
   John A. Virgo, Vice President, Corporate
   Controller and Chief Accounting Officer
   (principal accounting officer)

Date:  March 5, 2007



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

By                                          By  /s/Steven J. Bresky
   H. H. Bresky, Director and Chairman          Steven J. Bresky, Director
   of the Board

Date:                                       Date: March 5, 2007



By /s/David A. Adamsen                      By  /s/Kevin M. Kennedy
   David A. Adamsen, Director                   Kevin M. Kennedy, Director

Date:  March 5, 2007                        Date: March 5, 2007



By /s/Douglas W. Baena                      By  /s/Joseph E. Rodrigues
   Douglas W. Baena, Director                   Joseph E. Rodrigues, Director

Date:  March 5, 2007                        Date: March 5, 2007

             SEABOARD CORPORATION AND SUBSIDIARIES
     Index to Consolidated Financial Statements and Schedule
                      Financial Statements


                                                           Stockholders'
                                                         Annual Report Page

Report of Independent Registered Public Accounting Firm         27

Consolidated Statement of Earnings for the years
 ended December 31, 2006, December 31, 2005 and
 December 31, 2004                                              29

Consolidated Balance Sheets as of December 31, 2006
 and December 31, 2005                                          30

Consolidated Statement of Cash Flows for the years
 ended December 31, 2006, December 31, 2005 and
 December 31, 2004                                              31

Consolidated Statement of Changes in Equity for the
 years ended December 31, 2006, December 31, 2005 and
 December 31, 2004                                              32

Notes to Consolidated Financial Statements                      33

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

II - Valuation and Qualifying Accounts for the years ended
     December 31, 2006, 2005 and 2004                          F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Seaboard Corporation:

Under date of March 5, 2007, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the December 31, 2006 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report dated March 5, 2007 contains an explanatory paragraph that states that the Company adopted Statement of Financial
Accounting  Standards No. 158, Employers' Accounting for  Defined
Benefit Pension and Other Postretirement Plans, in 2006.



                                   KPMG LLP

Kansas City, Missouri
March 5, 2007

                                                      Schedule II
              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)



                                    Balance at      Provision   Net deductions   Balance at
                                 beginning of year     (1)            (2)        end ofyear
Year ended December 31, 2006:

  Allowance for doubtful accounts     $16,155         2,479          (3,996)      $14,638

Year ended December 31, 2005:

  Allowance for doubtful accounts     $14,524         3,987          (2,356)      $16,155

Year ended December 31, 2004:

  Allowance for doubtful accounts     $23,359         2,463         (11,298)      $14,524


(1) The allowance for doubtful accounts provision is charged to selling, general and administrative expenses.

(2)  Includes   write-offs  net  of  recoveries  and   currency
     translation adjustments.
