Form 10-Q
period 2007-03-31
SEABOARD CORP /DE/
filed 2007-05-02
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  { X }   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2007

                                  OR

  {   }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to _______________

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

                      Non-accelerated filer [    ]

     Indicate by check mark whether the registrant is a shell company
  (as defined in Rule 12b-2 of the Exchange Act).  Yes ___.   No  X .

     There were 1,261,367.24 shares of common stock, $1.00 par value per share, outstanding on April 23, 2007.

                                     Total pages in filing - 18 pages

  PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements



                     SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                (Thousands of dollars except per share amounts)
                                   (Unaudited)

                                                 Three Months Ended
                                                March 31,     April 1,
                                                  2007         2006

Net sales:
   Products                                   $  512,951   $  442,607
   Services                                      197,814      170,617
   Other                                          18,383       22,349
Total net sales                                  729,148      635,573

Cost of sales and operating expenses:
   Products                                      461,168      382,491
   Services                                      150,270      135,826
   Other                                          16,640       19,291

Total cost of sales and operating expenses       628,078      537,608

Gross income                                     101,070       97,965

Selling, general and administrative expenses      44,252       37,108

Operating income                                  56,818       60,857

Other income (expense):
   Interest expense                               (3,542)      (5,569)
   Interest income                                 4,641        5,994
   Income (loss) from foreign affiliates           1,416          (91)
   Minority and other noncontrolling interests       (77)      (1,454)
   Foreign currency gain (loss), net              (3,304)       3,268
   Miscellaneous, net                                586        4,784
Total other income (expense), net                   (280)       6,932
Earnings before income taxes                      56,538       67,789
Income tax expense                                (7,183)     (16,249)
Net earnings                                  $   49,355   $   51,540

Earnings per common share                     $    39.13   $    40.86
Dividends declared per common share           $     0.75   $     0.75
Average number of shares outstanding           1,261,367    1,261,367

 See accompanying notes to condensed consolidated financial statements.

                        SEABOARD CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                                 (Thousands of dollars)
                                      (Unaudited)

                                                        March 31,   December 31,
                                                          2007        2006

                                   Assets

Current assets:

   Cash and cash equivalents                         $   30,032     $   31,369

   Short-term investments                               461,971        478,859

   Receivables, net                                     241,105        277,048

   Inventories                                          355,761        341,366

   Deferred income taxes                                 11,995         12,894

   Other current assets                                  60,424         55,033

Total current assets                                  1,161,288      1,196,569

Investments in and advances to foreign affiliates        41,829         42,457

Net property, plant and equipment                       657,014        637,813

Goodwill                                                 28,372         28,372

Intangible assets, net                                   28,420         28,760

Other assets                                             29,844         27,462

Total assets                                         $1,946,767     $1,961,433


                Liabilities and Stockholders' Equity

Current liabilities:

   Notes payable to banks                            $   63,828     $   62,975

   Current maturities of long-term debt                  63,267         63,415

   Accounts payable                                      89,512        103,429

   Other current liabilities                            144,214        159,423

Total current liabilities                               360,821        389,242

Long-term debt, less current maturities                 136,016        137,817

Deferred income taxes                                   119,453        119,861

Other liabilities                                        74,908         72,103

Total non-current and deferred liabilities              330,377        329,781

Minority and other noncontrolling interests               1,207         39,103

Stockholders' equity:

   Common stock of $1 par value,

     Authorized 4,000,000 shares;
     issued and outstanding 1,261,367 shares              1,261          1,261

   Additional paid-in capital                            21,574         21,574

   Accumulated other comprehensive loss                 (79,847)       (82,493)

   Retained earnings                                  1,311,374      1,262,965

Total stockholders' equity                            1,254,362      1,203,307

Total liabilities and stockholders' equity           $1,946,767     $1,961,433

       See accompanying notes to condensed consolidated financial statements.

                         SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                                   (Thousands of dollars)
                                        (Unaudited)

                                                        Three Months Ended
                                                      March 31,     April 1,
                                                        2007          2006

Cash flows from operating activities:

   Net earnings                                     $  49,355   $    51,540
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                   18,783        17,394
       Loss (income) from foreign affiliates           (1,416)           91
       Other investment income, net                      (420)         (746)
       Minority and noncontrolling interest                77         1,454
       Deferred income taxes                             (822)       (1,754)
       Gain from sale of fixed assets                    (515)         (333)
   Changes in current assets and liabilities:
        Receivables, net of allowance                  36,618         9,411
        Inventories                                   (14,760)        4,716
        Other current assets                           (5,130)      (23,632)
        Current liabilities, exclusive of debt        (39,005)       (9,972)
   Other, net                                           7,456        (1,437)
Net cash from operating activities                     50,221        46,732

Cash flows from investing activities:
   Purchase of short-term investments                (752,131)   (1,249,900)
   Proceeds from the sale or maturity of short-term
    investments                                       769,927     1,277,143
   Investments in and advances to foreign
    affiliates, net                                     1,978             -
   Capital expenditures                               (39,019)      (16,266)
   Repurchase of minority interest in a controlled
    subsidiary                                        (30,000)            -
   Proceeds from the sale of fixed assets                 639         1,022
   Other, net                                          (1,219)         (263)
Net cash from investing activities                    (49,825)       11,736

Cash flows from financing activities:
   Notes payable to banks, net                            853       (66,542)
   Principal payments of long-term debt                (1,990)       (2,333)
   Dividends paid                                        (946)         (946)
   Other, net                                             (40)       (2,453)
Net cash from financing activities                     (2,123)      (72,274)

Effect of exchange rate change on cash                    390           (92)

Net change in cash and cash equivalents                (1,337)      (13,898)

Cash and cash equivalents at beginning of year         31,369        34,622

Cash and cash equivalents at end of period          $  30,032   $    20,724

     See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries ("Seaboard"). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard's investments in non-controlled affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2006 as filed in its Annual Report on Form 10-K. Seaboard's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard's year-end is December 31.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements". This statement establishes a single authoritative definition of fair value when accounting rules require the use of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. For Seaboard, SFAS 157 is effective for the fiscal year beginning January 1, 2008. Management believes the adoption of SFAS 157 will not have a material impact on Seaboard's financial position or net earnings.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities." This statement provides companies with an option to report selected financial assets and liabilities at fair value. Seaboard will be required to adopt this statement as of January 1, 2008. Management believes the adoption of SFAS 159 will not have a material impact on Seaboard's financial position or net earnings.

Note 2 - Repurchase of Minority Interest

On December 27, 2006, Seaboard entered into a Purchase Agreement to repurchase the 4.74% equity interest in Seaboard Foods LP from the former owners of Daily's effective January 1, 2007. As part of the Purchase Agreement, on January 2, 2007 Seaboard paid $30,000,000 of the purchase price for the 4.74% equity interest to the former owners of Daily's. Seaboard will pay the balance of the purchase price in August 2007, currently estimated based on the formula to be an additional $10,000,000 to $40,000,000 depending on operating results and certain net cash flows through June 30, 2007. The total purchase price for the 4.74% equity interest is equal to the greater of $40,000,000 or the same formula-determined value of the original put option, determined as of June 30, 2007; less the amount of interest which accrues on the initial $30,000,000 portion of the purchase price from January 2, 2007 through the date on which the balance of the purchase price is paid. The minimum payment of $10,000,000 has been recorded in other current liabilities while the related minority interest has been eliminated on the balance sheet as of March 31, 2007.

Note 3 - Inventories
The following is a summary of inventories at March 31, 2007 and December 31, 2006:


                                                 March 31, December 31,
(Thousands of dollars)                              2007        2006

At lower of LIFO cost or market:

    Live hogs and materials                      $162,855    $149,521
    Fresh pork and materials                       23,730      19,443
                                                  186,585     168,964
    LIFO adjustment                                  (989)      1,458
            Total inventories at lower of LIFO
              cost or market                      185,596     170,422

At lower of FIFO cost or market:

    Grain, primarily wheat, corn and soybeans      73,225      80,068
    Sugar produced and in process                  21,952      25,124
    Other                                          31,171      29,016
            Total inventories at lower of FIFO
              cost or market                      126,348     134,208

Grain, flour and feed at lower of weighted
  average cost or market                           43,817      36,736

              Total inventories                   $355,761    $341,366

Note 4 - Income Taxes

Seaboard  adopted the provisions of FASB Interpretation  No.  48  (FIN
48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As of January 1, 2007, Seaboard had $320,000 in total unrecognized tax benefits all of which, if recognized, would affect the effective tax rate. Beginning January 1, 2007, Seaboard now recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense as Seaboard believes it is more closely related to income tax expense instead of financing related items. Prior to the adoption of FIN 48 on January 1, 2007, Seaboard recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. As of January 1, 2007, Seaboard did not have any amounts recorded for accrued interest and penalties on uncertain tax positions. Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. Seaboard does not have any uncertain tax positions in which it is reasonably possible that the total amounts of the unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. The tax amounts provided above have not changed materially since January 1, 2007.

Note 5 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. As a result of its current liquidity and tax positions, in April 2007 Seaboard made a deductible contribution in the amount of $10,000,000 for the 2006 Plan year. At this time management does not plan on making any additional contributions in 2007 for the 2006 plan year, and currently does not anticipate making any contributions during 2007 for the 2007 plan year. Additionally, Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management is considering funding options, but currently has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

Effective July 6, 2006, Mr. H. H. Bresky retired as President and CEO of Seaboard. As a result of Mr. Bresky's retirement, he was entitled to a lump sum payment of $8,709,000 from Seaboard's Executive Retirement Plan. Under IRS regulations, there is a six month delay of benefit payments for key employees and thus Mr. Bresky was not paid his lump sum until February 2007. This lump sum payment exceeded the Company's service and interest cost components under this plan and thus required Seaboard to recognize a portion of its actuarial losses.

However, Seaboard was not relieved of its obligation until the settlement was paid in 2007. Accordingly, the settlement loss of $3,671,000 was not recognized until February 2007 in accordance with Statement of Financial Accounting Standards No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension for Termination Benefits."

The net periodic benefit cost of these plans was as follows:

                                                    Three Months Ended
                                                   March 31,   April 1,
(Thousands of dollars)                                2007       2006

Components of net periodic benefit cost:
 Service cost                                      $ 1,219    $   920
 Interest cost                                       1,407      1,185
 Expected return on plan assets                     (1,247)    (1,147)
 Amortization and other                                510        484
 Settlement loss                                     3,671          -
 Net periodic benefit cost                         $ 5,560    $ 1,442

Note 6 - Commitments and Contingencies

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

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of March 31, 2007, Seaboard had three guarantees outstanding with a total maximum exposure of $2,403,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considered the likelihood of loss to be remote.

As of March 31, 2007, Seaboard had outstanding $57,371,000 of letters of credit ("LCs") with various banks that reduced Seaboard's borrowing capacity under its committed credit facility. Included in this amount are LCs totaling $42,688,000, which support the Industrial Development Revenue Bonds included as long-term debt and $14,008,000 of LCs related to insurance coverages.

Note 7 - Stockholders' Equity and Accumulated Other Comprehensive Loss

In conjunction with a 2002 transaction ("the Transaction") between Seaboard and its parent company, Seaboard Flour LLC ("the Parent Company"), whereby Seaboard effectively repurchased shares of its common stock owned by the Parent Company in return for repayment of all indebtedness owed by the Parent Company to Seaboard, the Parent Company also transferred to Seaboard rights to receive possible future cash payments from a subsidiary of the Parent Company and the benefit of other assets owned by that subsidiary. To the extent Seaboard receives cash payments as a result of the transferred rights, Seaboard agreed to issue to the Parent Company new shares of common stock with a value equal to the cash received. The value of the common stock for purposes of determining the number of shares issued is equal to the ten day rolling average closing price, determined as of the twentieth day prior to the issue date. The maximum number of shares of common stock which may be issued to the Parent Company under the Transaction is capped at 232,414.85, the number of shares which were originally purchased from the Parent Company, less 6,313.34 shares already issued to the Parent Company on November 3, 2005. Seaboard does not currently expect to receive any material amount of cash prior to the expiring of the right to receive such payments on September 17, 2007.

Components of total comprehensive income, net of related taxes, are summarized as follows:


                                                      Three Months Ended
                                                      March 31,  April 1,
(Thousands of dollars)                                   2007     2006

Net earnings                                           $49,355  $51,540
Other comprehensive income
 net of applicable taxes:
  Foreign currency translation adjustment                 (480)  (1,097)
  Unrealized gains (losses) on investments                 566     (398)
  Unrecognized pension cost                              2,603        -
  Unrealized losses on cash flow hedges                      -      (22)
  Amortization of deferred gain on interest rate swaps     (43)     (50)

Total comprehensive income                             $52,001  $49,973

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2007 are as follows:

                                            Balance                   Balance
                                          December 31,    Period      March 31,
(Thousands of dollars)                        2006        Change        2007

Foreign currency translation adjustment    $(55,811)     $ (480)     $(56,291)
Unrealized gain on investments                1,361         566         1,927
Unrecognized pension cost                   (28,140)      2,603       (25,537)
Net unrealized loss on cash flow hedges         (55)          -           (55)
Deferred gain on interest rate swaps            152         (43)          109

Accumulated other comprehensive loss       $(82,493)     $2,646      $(79,847)

With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $7,352,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

Note 8 - Segment Information

Seaboard's investment in a Bulgarian wine business (the Business) and related losses from this Business are included in the All Other segment. The owners of this Business, including Seaboard, have been trying to sell the remaining assets of this Business. Seaboard is entitled to receive 50% of any net sales proceeds after all third party bank debt has been repaid. Seaboard anticipates incurring additional losses from the operation of this Business until the sale of this Business is completed. In late March 2007, this Business was unable to make its next scheduled loan payment and is now in technical default with its banks. Although the banks are discussing various options with the Business, failure to reach agreement or receive a waiver could result in the Business being forced into bankruptcy. If this occurs prior to sale of the Business, this could eliminate the remaining value of the Business to Seaboard resulting in a charge to losses from foreign affiliates in the All Other segment. As of March 31, 2007, the remaining carrying value of Seaboard's investments in and advances to this Business total $2,085,000, including $2,761,000 of foreign currency translation gains recorded in other comprehensive income from this Business which would be recognized in earnings upon completion of any sale. This Business is considered a variable interest entity and the related maximum exposure to Seaboard at March 31, 2007 is limited to its remaining carrying value.

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

Sales to External Customers:
                                      Three Months Ended
                                     March 31,   April 1,
(Thousands of dollars)                 2007        2006

Pork                              $  241,647  $  245,294
Commodity Trading and Milling        246,688     177,570
Marine                               191,059     167,383
Sugar and Citrus                      27,333      18,514
Power                                 18,383      22,349
All Other                              4,038       4,463
   Segment/Consolidated Totals    $  729,148  $  635,573


Operating Income:
                                      Three Months Ended
                                     March 31,   April 1,
(Thousands of dollars)                 2007        2006

Pork                              $   20,911  $   30,100
Commodity Trading and Milling         10,228       9,965
Marine                                27,496      18,591
Sugar and Citrus                       4,615       2,815
Power                                    471       2,000
All Other                                115         669
   Segment Totals                     63,836      64,140
Corporate Items                       (7,018)     (3,283)
   Consolidated Totals            $   56,818  $   60,857


Income (Loss) from Foreign Affiliates:

                                      Three Months Ended
                                     March 31,   April 1,
(Thousands of dollars)                 2007        2006

Commodity Trading and Milling     $    2,355  $    1,722
Sugar and Citrus                         126      (1,057)
All Other                             (1,065)       (756)
   Segment/Consolidated Totals    $    1,416  $      (91)

Total Assets:
                                     March 31, December 31,
(Thousands of dollars)                 2007       2006

Pork                              $  733,835  $  721,514
Commodity Trading and Milling        277,872     301,672
Marine                               195,160     176,673
Sugar and Citrus                     136,101     133,971
Power                                 60,223      66,978
All Other                             11,117       8,464
   Segment Totals                  1,414,308   1,409,272
Corporate Items                      532,459     552,161
   Consolidated Totals            $1,946,767  $1,961,433


Investments in and Advances to Foreign Affiliates:

                                     March 31, December 31,
(Thousands of dollars)                 2007       2006

Commodity Trading and Milling     $   38,988  $   38,748
Sugar and Citrus                         756         636
All Other                              2,085       3,073
   Segment/Consolidated Totals    $   41,829  $   42,457

Administrative services provided by the corporate office allocated to the individual segments represent corporate services rendered to and costs incurred for each specific division with no allocation to individual segments of general corporate management oversight costs. Corporate assets include short-term investments, other current assets related to deferred compensation plans, certain investments in and advances to foreign affiliates, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments decreased $18.2 million from December 31, 2006 primarily reflecting $39.0 million for capital expenditures and the $30.0 million payment related to the repurchase of the minority interest as discussed in Note 2 to the Condensed Consolidated Financial Statements, partially offset by cash generated from operations. Cash from operating activities totaled $50.2 million for the three months ended March 31, 2007, compared to $46.7 million for the same period in 2006.

Acquisitions, Capital Expenditures and Other Investing Activities

During the three months ended March 31, 2007, Seaboard invested $39.0 million in property, plant and equipment, of which $7.5 million was expended in the Pork segment, $0.5 million was expended in the Commodity Trading and Milling segment, $23.7 million in the Marine segment, and $4.3 million in the Sugar and Citrus segment. For the Pork segment, $4.0 million was spent on constructing additional hog finishing space and constructing a biodiesel plant as discussed below. For the Marine segment, $21.4 million was spent to purchase a containerized cargo vessel previously chartered and to purchase cargo carrying and handling equipment. In the Sugar and Citrus segment, the capital expenditures were primarily used for expansion of alcohol distillery operations, the purchase of agricultural equipment, improvements to the mill and costs associated with clearing land and expanding planted sugar cane. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

The Pork segment is constructing a processing plant at an approximate cost of $36.0 million to utilize by-products primarily from its Guymon processing plant to produce biodiesel, which will be sold to a third party. Construction of this plant began in the fourth quarter of 2006 with approximately $28.1 million to be spent in the remainder of 2007. The Pork segment is also currently constructing additional hog finishing space to expand its live production facilities to support the Guymon plant with approximately $14.7 million to be spent in the remainder of 2007. In addition, the Pork segment plans to expand its processed meats capabilities by constructing a separate further processing plant in Guymon, Oklahoma, primarily for bacon and sausage processing, at an approximate cost of $45.0 million. Construction of this facility is anticipated to begin in the second half of 2007 with approximately $10.0 million to be spent in 2007.

For the remainder of 2007 management has budgeted capital expenditures totaling $156.5 million. In addition to the projects detailed above, the Pork segment plans to spend $12.9 million for improvement to existing hog facilities and upgrades to the Guymon processing plant. The Commodity Trading and Milling segment plans to spend $7.9 million primarily for milling facility upgrades and related equipment. The Marine segment has budgeted $64.8 million for additional cargo carrying and handling equipment, the purchase of a containerized cargo vessel and expansion of port facilities. The Sugar and Citrus segment plans to spend $17.3 million for the purchase of land and costs associated with clearing land and expanding planted sugar cane, improvements to the mill and expansion of the alcohol distillery operations. The balance of $0.8 million is planned to be spent in all other businesses. Management anticipates funding these capital expenditures from available cash and short-term investments.

Financing Activities and Debt

As of March 31, 2007, Seaboard had committed lines of credit totaling $100.0 million and uncommitted lines totaling $160.4 million. Borrowings outstanding under the uncommitted lines as of March 31, 2007, totaled $63.8 million while there were no outstanding borrowings under the committed credit facility. Outstanding standby letters of credit totaling $57.4 million reduced Seaboard's borrowing capacity under its committed credit line, primarily representing $42.7 million for Seaboard's outstanding Industrial Development Revenue Bonds and $14.0 million related to insurance coverages.

Seaboard's remaining 2007 scheduled long-term debt maturities total $61.4 million. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and short-term borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates and, based on existing liquidity and available borrowing capacity, currently has no plans to pursue other financing alternatives.

See Note 6 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales increased to $729.1 million for the first quarter of 2007 compared to $635.6 million for the first quarter of 2006. The increase for the quarter is primarily the result of higher volumes sold by the commodity trading business and to a lesser extent, higher volumes for marine cargo services.

Operating income decreased to $56.8 million in 2007, compared to $60.9 million during the first quarter of 2006. The decrease for the quarter is primarily the result of higher feed costs for hogs, primarily from the increased price of corn, and the pension settlement loss as discussed in Note 5 to the Condensed Consolidated Financial Statements. The decrease was partially offset by higher volumes for marine cargo services and lower cost of fuel for the Marine segment.

Pork Segment
                                                  Three Months Ended
                                                  March 31,  April 1,
(Dollars in millions)                              2007        2006

Net sales                                          $241.6     $245.3
Operating income                                   $ 20.9     $ 30.1

Net sales for the Pork segment decreased $3.7 million in the first quarter of 2007 compared to the first quarter of 2006. The decrease is primarily the result of decreased domestic sales volumes of pork products. This decrease was partially offset by higher sales prices for pork products and, to a lesser extent, higher marketing fee income from increased number of head processed by Triumph Foods.

Operating income for the Pork segment decreased $9.2 million in the first quarter of 2007 compared to the first quarter of 2006. This decrease was the result of higher feed costs, primarily from the increased price of corn, and, to a lesser extent higher costs for third party hogs used for processing. These higher costs were partially offset by a higher percentage of Seaboard-raised hogs processed, which cost less than third party hogs, and increased marketing fee income discussed above.

Management is unable to predict future market prices for pork products or the cost of feed and third party hogs. During the last half of 2006, the price of corn began to rise significantly as the demand for corn increased due to, among other things, expansion plans for ethanol plants. Also, over the past three years, especially during 2005 and the last half of 2004, market prices for pork products were unusually high compared to historic norms. History has demonstrated that high market prices cannot be sustained over long periods of time but rather rise and fall based on prevailing market conditions. Overall, management expects this segment to remain profitable during 2007 although significantly lower than 2006.

Commodity Trading and Milling Segment
                                                  Three Months Ended
                                                  March 31,  April 1,
(Dollars in millions)                              2007        2006

Net sales                                          $246.7     $177.6
Operating income                                   $ 10.2     $ 10.0
Income from foreign affiliates                     $  2.4     $  1.7

Net sales for the Commodity Trading and Milling segment increased $69.1 million in the first quarter of 2007 compared to the first quarter of 2006. The increase primarily reflects increased commodity trading volumes with third parties partially offset by a decrease in sale volumes at certain African milling operations. The increased trading volumes to third parties is primarily a result of Seaboard expanding its business in new and existing markets it serves.

Operating income for this segment increased $0.2 million in the first quarter of 2007 compared to the first quarter of 2006. The fluctuation was the result of the increased trading margins on commodities sold in existing markets, especially with certain affiliated businesses, although such increase was principally offset by the lower sales and lower margins from certain milling operations. The lower sales and margins at certain milling locations is the result of less favorable market conditions. Due in large part to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income for the remainder of 2007, excluding the potential effects of marking to market derivative contracts. However, rising prices in the grain markets are reaching levels that management believes could have an adverse effect on operating income for the remainder of 2007.

Operating income for the first quarters of 2007 and 2006 was not materially impacted by Seaboard applying mark-to-market accounting to its derivative instruments. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts, Seaboard does not perform the type of extensive record-keeping required to account for either type of derivative as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments will be primarily offset by realized margins as revenue is recognized.

Income from foreign affiliates in the first quarter of 2007 increased by $0.7 million compared to the first quarter of 2006. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, and increasing grain prices as discussed above, management cannot predict future results.

Marine Segment
                                                  Three Months Ended
                                                  March 31,  April 1,
(Dollars in millions)                              2007        2006

Net sales                                          $191.1     $167.4
Operating income                                   $ 27.5     $ 18.6

Net sales for the Marine segment increased $23.7 million in the first quarter of 2006 compared to the first quarter of 2007 reflecting higher cargo volumes in most markets. Cargo volumes were higher as a result of favorable economic conditions in most markets served.

Operating income for the Marine segment increased $8.9 million in the first quarter of 2007 compared to the first quarter of 2006, primarily reflecting the increased volumes discussed above and lower cost of fuel, partially offset by higher dry-dock costs for vessels and selling expenses. Although management cannot predict changes in future volumes and cargo rates or to what extent changes in competition and economic conditions will impact net sales or operating income, it does expect this segment to remain profitable for the remainder of 2007.

Sugar and Citrus Segment
                                                  Three Months Ended
                                                  March 31,  April 1,
(Dollars in millions)                              2007        2006

Net sales                                          $ 27.3     $ 18.5
Operating income                                   $  4.6     $  2.8
Income (loss) from foreign affiliates              $  0.1     $ (1.1)

Net sales for the Sugar and Citrus segment increased $8.8 million in the first quarter of 2007 compared to the first quarter of 2006. The increase primarily reflects overall higher sales volume of sugar and overall higher sugar prices. Sales volumes increased primarily from larger purchases of sugar from third parties for resale. Export prices increased significantly during 2007 while Argentine prices increased to a lesser extent as governmental authorities continue to attempt to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict whether sugar prices will continue to increase. However, Seaboard expects to at least maintain its historical sales volume to Argentinean customers.

Operating income increased $1.8 million in the first quarter of 2007 compared to the first quarter of 2006. The increase primarily reflects the increases in sugar prices as discussed above. Management expects operating income will remain positive for the remainder of 2007.

The loss from foreign affiliates for the first quarter of 2006 primarily represents the expense of canceling a franchisee agreement incurred during the first quarter of 2006.

Power Segment
                                                  Three Months Ended
                                                  March 31,  April 1,
(Dollars in millions)                              2007        2006

Net sales                                          $ 18.4     $ 22.3
Operating income                                   $  0.5     $  2.0

Net sales for the Power segment decreased $3.9 million in the first quarter of 2007 compared to the first quarter of 2006, primarily reflecting lower rates and, to a lesser extent, lower power production levels. Rates have decreased during 2007 primarily as a result of lower fuel costs, a component of pricing. At times during 2007 and 2006, Seaboard's power production was restricted by the regulatory authorities in the Dominican Republic (DR). The DR regulatory body schedules production based on the amount of funds available to pay for the power produced and the relative costs of the power produced.

Operating income decreased $1.5 million in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of lower production levels and, to a lesser extent, increased overhaul and other operating expenses. Management cannot predict future fuel costs or the extent to which the regulatory authority will restrict Seaboard's future production of power, although management expects this segment to remain profitable for the remainder of 2007.

All Other
                                                  Three Months Ended
                                                  March 31,  April 1,
(Dollars in millions)                              2007        2006

Net sales                                          $  4.0     $  4.5
Operating income                                   $  0.1     $  0.7
Loss from foreign affiliate                        $ (1.1)    $ (0.8)

Net sales and operating income decreased due to decreased volumes and increased production costs in the jalapeno pepper operations. The loss from foreign affiliate reflects Seaboard's share of losses from its equity method investment in a Bulgarian wine business. Management expects additional losses from the operations of this business for the remainder of 2007. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of this business and intentions to sell the business.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $7.1 million in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of the $3.7 million pension settlement loss recognized in the first quarter of 2007 related to Mr. Bresky's retirement payment in February 2007 as discussed in Note 5 to the Condensed Consolidated Financial Statements and, to a lesser extent, increased selling costs in the Marine segment related to the volume growth of this business. As a percentage of revenues, SG&A increased to 6.1% in the first quarter of 2007 compared to 5.8% for the first quarter of 2006 primarily from the pension settlement loss noted above.

Interest Expense

Interest expense decreased $2.0 million in the first quarter of 2007 compared to the first quarter of 2006 reflecting the lower average level of borrowings during 2007 and lower average interest rates.

Interest Income

Interest income decreased $1.4 million in the first quarter of 2007 compared to the first quarter of 2006 primarily reflecting a decrease in interest received on outstanding customer receivable balances in the Power segment, partially offset by an increase in funds invested.

Minority and Other Noncontrolling Interests

Minority and other noncontrolling interests expense decreased $1.4 million in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of no longer having the minority interest associated with the Daily's acquisition due to the equity interest being repurchased by Seaboard effective January 1, 2007. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Foreign Currency Gains (Losses)

Seaboard realized net foreign currency losses of $3.3 million in the first quarter of 2007 compared with $3.3 million of gains in the first quarter of 2006. The fluctuation for the quarter primarily relates to losses from currency appreciation in certain African operations of the Commodity Trading and Milling segment.

Miscellaneous, Net

The decrease in miscellaneous, net for the first quarter of 2007 primarily reflects a mark-to-market gain of $2.9 million on interest rate exchange agreements during the first quarter of 2006. These interest rate agreements did not qualify as hedges for accounting purposes and all such agreements were terminated during the second quarter of 2006.

Income Tax Expense

The effective tax rate decreased during 2007 compared to 2006 primarily as a result of increased amounts of permanently deferred foreign earnings and lower amounts of domestic taxable income.

OTHER FINANCIAL INFORMATION

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements". This statement establishes a single authoritative definition of fair value when accounting rules require the use of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. For Seaboard, SFAS 157 is effective for the fiscal year beginning January 1, 2008. Management believes the adoption of SFAS 157 will not have a material impact on Seaboard's financial position or net earnings.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities." This statement provides companies with an option to report selected financial assets and liabilities at fair value. Seaboard will be required to adopt this statement as of January 1, 2008. Management believes the adoption of SFAS 159 will not have a material impact on Seaboard's financial position or net earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchase and sale contracts. From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of March 31, 2007. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls -There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended March 31,
2007 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 23, 2007 in Needham, Massachusetts. Two items were submitted to a vote of stockholders as described in Seaboard's Proxy Statement dated March 12, 2007. The following table briefly describes the proposals and results of the stockholders' vote.

                                         Votes in      Votes
                                           Favor      Withheld

1. To elect the following persons as directors.

     Steven J. Bresky                   1,127,264.2    98,900
     David A. Adamsen                   1,217,622.2     8,542
     Douglas W. Baena                   1,219,223.2     6,941
     Kevin M. Kennedy and               1,219,219.2     6,945
     Joseph E. Rodrigues                1,217,523.2     8,641

                                        Votes in        Votes         Votes
                                          Favor        Against     Abstaining

2. To ratify selection of KPMG LLP as
   independent auditors for 2007.       1,225,252.2       703          209

There were no broker nonvotes on any matter.

Item 5. Other Information

At the April 23, 2007 meeting of the Board of Directors of Seaboard, Steven J. Bresky, President and Chief Executive Officer of Seaboard, was elected Chairman of the Board. Mr. Bresky succeeds the late H. Harry Bresky in that position.

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects,"
"may,"   "will,"   "should,"   "could,"  "anticipates,"   "estimates,"
"intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard's ability to obtain adequate financing and liquidity,
(ii)  the  price of feed stocks and other materials used by  Seaboard,
(iii)  the sales price or market conditions for pork, sugar and  other
products   and   services,  (iv)  statements  concerning  management's
expectations of recorded tax effects under existing circumstances, (v) the ability of the Commodity Trading and Milling to successfully compete in the markets it serves and the volume of business and working capital requirements associated with the competitive trading environment, (vi) the charter hire rates and fuel prices for vessels,
(vii) the stability of the Dominican Republic's economy and demand for power, related spot market prices and collectibility of receivables in the Dominican Republic, (viii) the effect of the fluctuation in exchange rates for the Dominican Republic peso, (ix) statements
concerning   profitability  or  sales  volume  of  any  of  Seaboard's
segments,  (x)  the  anticipated costs
and completion timetable for Seaboard's scheduled capital improvements, or (xi) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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




                           DATE:  May 2, 2007

                           Seaboard Corporation


                           by: /s/ Robert L. Steer
                               Robert L. Steer, Senior Vice President,
                               Chief Financial Officer
                               (principal financial officer)



                           by: /s/ John A. Virgo
                               John A. Virgo, Vice President, Corporate
                               Controller and Chief Accounting Officer
                               (principal accounting officer)