Form 10-Q
period 2007-06-30
SEABOARD CORP /DE/
filed 2007-08-08
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2007

                                  OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________to _______________________

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

     There were 1,261,367.24 shares of common stock, $1.00 par value per share, outstanding on July 23, 2007.

                                     Total pages in filing - 19 pages

  PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements



                            SEABOARD CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Statements of Earnings
                        (Thousands of dollars except per share amounts)
                                         (Unaudited)

                                    Three Months Ended      Six Months Ended
                                   June 30,     July 1,    June 30,     July 1,
                                     2007        2006       2007         2006
Net sales:

   Products                     $  507,645  $  482,493  $1,020,596  $  925,100

   Services                        211,957     183,017     409,771     353,634

   Other                            22,617      23,427      41,000      45,776

Total net sales                    742,219     688,937   1,471,367   1,324,510

Cost of sales and operating
 expenses:

   Products                        479,264     410,563     940,432     793,054

   Services                        167,626     143,786     317,896     279,612

   Other                            19,919      19,491      36,559      38,782

Total cost of sales and operating
 expenses                          666,809     573,840   1,294,887   1,111,448

Gross income                        75,410     115,097     176,480     213,062

Selling, general and administrative
 expenses                           40,948      37,029      85,200      74,137

Operating income                    34,462      78,068      91,280     138,925

Other income (expense):

   Interest expense                 (3,381)     (4,765)     (6,923)    (10,334)

   Interest income                   5,402       5,537      10,043      11,531

   Income (loss) from foreign
    affiliates                        (142)      2,120       1,274       2,029

   Minority and other noncontrolling
    interests                          196      (1,668)        119      (3,122)

   Foreign currency gain (loss),
     net                             1,873        (855)     (1,431)      2,413

   Miscellaneous, net                5,582       1,387       6,168       6,171

Total other income, net              9,530       1,756       9,250       8,688

Earnings before income taxes        43,992      79,824     100,530     147,613

Income tax expense                  (1,335)    (10,634)     (8,518)    (26,883)

Net earnings                    $   42,657  $   69,190  $   92,012  $  120,730

Earnings per common share       $    33.82  $    54.85  $    72.95  $    95.71

Dividends declared per common
 share                          $     0.75  $     0.75  $     1.50  $     1.50

Average number of shares
 outstanding                     1,261,367   1,261,367   1,261,367   1,261,367


       See accompanying notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Thousands of dollars)
                                 (Unaudited)

                                                  June 30,     December 31,
                                                    2007          2006

                                Assets

Current assets:

   Cash and cash equivalents                    $   34,558    $   31,369

   Short-term investments                          461,257       478,859

   Receivables, net                                248,535       277,048

   Inventories                                     352,221       341,366

   Deferred income taxes                            12,134        12,894

   Other current assets                             71,740        55,033

Total current assets                             1,180,445     1,196,569

Investments in and advances to foreign affiliates   43,872        42,457

Net property, plant and equipment                  686,119       637,813

Goodwill                                            40,000        28,372

Intangible assets, net                              31,700        28,760

Other assets                                        36,369        27,462

Total assets                                    $2,018,505    $1,961,433


          Liabilities and Stockholders' Equity

Current liabilities:

   Notes payable to banks                       $   63,709    $   62,975

   Current maturities of long-term debt             37,906        63,415

   Accounts payable                                100,869       103,429

   Other current liabilities                       189,680       159,423

Total current liabilities                          392,164       389,242

Long-term debt, less current maturities            134,192       137,817

Deferred income taxes                              120,587       119,861

Other liabilities                                   74,743        72,103

Total non-current and deferred liabilities         329,522       329,781

Minority and other noncontrolling interests            969        39,103

Stockholders' equity:

   Common stock of $1 par value,

      Authorized 4,000,000 shares;
      issued and outstanding 1,261,367 shares        1,261         1,261

   Additional paid-in capital                       21,574        21,574

   Accumulated other comprehensive loss            (80,070)      (82,493)

   Retained earnings                             1,353,085     1,262,965

Total stockholders' equity                       1,295,850     1,203,307

Total liabilities and stockholders' equity      $2,018,505    $1,961,433

      See accompanying notes to condensed consolidated financial statements.

                       SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                               (Thousands of dollars)
                                     (Unaudited)

                                                           Six Months Ended
                                                          June 30,     July 1,
                                                            2007        2006

Cash flows from operating activities:

   Net earnings                                        $    92,012  $  120,730
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                        38,747      34,887
       Other investment income, net                         (1,772)       (827)
       Income from foreign affiliates                       (1,274)     (2,029)
       Minority and noncontrolling interest                   (119)      3,122
       Deferred income taxes                                 1,382        (579)
       Gain from sale of fixed assets                         (730)       (585)
   Changes in current assets and liabilities:
        Receivables, net of allowance                       28,866      (3,273)
        Inventories                                        (10,963)     22,374
        Other current assets                               (15,198)     14,350
        Current liabilities, exclusive of debt              (3,474)    (37,639)
   Other, net                                                 (398)     (8,573)
Net cash from operating activities                         127,079     141,958

Cash flows from investing activities:
   Purchase of short-term investments                   (1,351,064) (1,962,579)
   Proceeds from the sale or maturity of short-term
    investments                                          1,367,468   1,972,731
   Investments in and advances to foreign affiliates, net       46       2,015
   Capital expenditures                                    (80,174)    (32,974)
   Repurchase of minority interest in a controlled
    subsidiary                                             (30,053)          -
   Proceeds from the sale of fixed assets                    1,213       1,596
   Other, net                                               (1,450)       (978)
Net cash from investing activities                         (94,014)    (20,189)

Cash flows from financing activities:
   Notes payable to banks, net                                 734     (84,839)
   Principal payments of long-term debt                    (28,789)    (29,422)
   Dividends paid                                           (1,892)     (1,892)
   Other, net                                                  (82)     (3,552)
Net cash from financing activities                         (30,029)   (119,705)

Effect of exchange rate change on cash                         153         (63)

Net change in cash and cash equivalents                      3,189       2,001

Cash and cash equivalents at beginning of year              31,369      34,622

Cash and cash equivalents at end of period             $    34,558  $   36,623

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

Supplemental Noncash Transactions

As more fully described in Note 2, Seaboard repurchased the 4.74% equity interest in Seaboard Foods LP from the former owners of Daily's effective January 1, 2007. The following table summarizes the non-cash transactions resulting from this repurchase:

                                                         June 30,
(Thousands of dollars)                                     2007

Increase in fixed assets                                $  7,976
Increase in goodwill                                      11,628
Increase in intangible assets                              3,745
Increase in other accrued liabilities                    (31,228)
Decrease in minority interest                             37,932
Cash paid to date                                       $ 30,053

Note 2 - Repurchase of Minority Interest

On December 27, 2006, Seaboard entered into a Purchase Agreement to repurchase the 4.74% equity interest in Seaboard Foods LP from the former owners of Daily's effective January 1, 2007. As part of the Purchase Agreement, on January 2, 2007 Seaboard paid $30,000,000 of the purchase price for the 4.74% equity interest to the former owners of Daily's. The total purchase price was equal to the greater of $40,000,000 or the same formula-determined value of the original put option, determined as of June 30, 2007; less the amount of interest which accrues on the initial $30,000,000 portion of the purchase price from January 2, 2007 through the date on which the balance of the purchase price is paid.

Based on the formula of operating results and certain net cash flows through June 30, 2007, the final purchase price was determined to be approximately $61,281,000 subject to final agreement, including transaction costs of $53,000. Seaboard expects to pay the balance of the purchase price owed to the former owners of Daily's of $31,228,000 in August 2007. The total purchase price of $61,281,000 for the 4.74% equity interest represents $23,349,000 in excess of book value. Seaboard applied the purchase method of accounting for this step acquisition by allocating the purchase price to the fair value of the net assets acquired to the extent of the 4.74% change in ownership. The allocation of the purchase price resulted in the recording of an increase in fixed assets of $7,976,000, an intangible asset for customer relationships of $3,745,000 and goodwill of $11,628,000 as of June 30, 2007. The goodwill has been allocated to Seaboard's Pork segment and is expected to be deductible for tax purposes. The intangible asset for customer relationships will be amortized over fifteen years. Depreciation and amortization of $593,000 was recorded in the second quarter representing the amount of depreciation on the write-up of fixed assets and amortization of intangible asset from January 1, 2007 through June 30, 2007. Pro forma results of operations are not presented, as the effects of this acquisition are not considered material to Seaboard's results of operations. The factors that contributed to a purchase price that resulted in the recognition of goodwill are a formula based re-purchase price resulting in a value in excess of historical book values.

Note 3 - Inventories

The following is a summary of inventories at June 30, 2007 and December 31, 2006:



                                                          June 30, December 31,
(Thousands of dollars)                                       2007     2006

At lower of LIFO cost or market:
   Live hogs and materials                                 $167,682 $149,521
   Fresh pork and materials                                  19,434   19,443
                                                            187,116  168,964
   LIFO adjustment                                           (7,290)   1,458
        Total inventories at lower of LIFO cost or market   179,826  170,422

At lower of FIFO cost or market:
   Grain, primarily wheat, corn and soybeans                 81,045   80,068
   Sugar produced and in process                             21,150   25,124
   Other                                                     35,323   29,016
        Total inventories at lower of FIFO cost or market   137,518  134,208

Grain, flour and feed at lower of weighted average cost or
 market                                                      34,877   36,736

         Total inventories                                 $352,221 $341,366

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

In the second quarter of 2006, Seaboard reached a settlement with the Internal Revenue Service on its audit of Seaboard's 2004 and 2003 U.S. federal income tax returns. The favorable resolution of these tax issues resulted in a tax benefit of $2,786,000 for items previously reserved which was recorded in the second quarter of 2006.

Note 5 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. As a result of its current liquidity and tax positions, in April 2007 Seaboard made a deductible contribution in the amount of $10,000,000 for the 2006 Plan year. At this time management does not plan on making any additional contributions in 2007 for the 2006 plan year, and currently does not anticipate making any contributions during 2007 for the 2007 plan year. Additionally, Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management is considering funding alternatives, but currently has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

Mr. H. H. Bresky retired as President and CEO of Seaboard effective July 6, 2006. As a result of Mr. Bresky's retirement, he was entitled to a lump sum payment of $8,709,000 from Seaboard's Executive Retirement Plan. Under IRS regulations, there is a six month delay of benefit payments for key employees and thus Mr. Bresky was not paid his lump sum until February 2007. This lump sum payment exceeded the Company's service and interest cost components under this plan and thus required Seaboard to recognize a portion of its actuarial losses. However, Seaboard was not relieved of its obligation until the settlement was paid in 2007. Accordingly, the settlement loss of $3,671,000 was not recognized until February 2007 in accordance with Statement of Financial Accounting Standards No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension for Termination Benefits."

The net periodic benefit cost of these plans was as follows:

                               Three Months Ended    Six Months Ended
                               June 30,   July 1,   June 30,   July 1,
(Thousands of dollars)           2007      2006       2007      2006

Components of net periodic benefit cost:

 Service cost                  $ 1,236   $ 1,208    $ 2,455   $ 2,128
 Interest cost                   1,447     1,405      2,854     2,589
 Expected return on plan assets (1,527)   (1,084)    (2,774)   (2,231)
 Amortization and other            493       807      1,003     1,292
 Settlement loss                     -         -      3,671         -
 Net periodic benefit cost     $ 1,649   $ 2,336    $ 7,209   $ 3,778

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

Seaboard  Marine  has been sued by an individual who suffered  serious injuries as a result of an accident occurring during vessel loading operations in late 2004. The suit does not make any specific demand for damages. Seaboard's Protection and Indemnity Insurer has been providing indemnity and defense for the case, but during the second quarter of 2007, advised Seaboard that if Seaboard has any liability, it believes that the liability will not be covered. Seaboard believes that the Insurer is wrong with respect to this position, and has received a legal opinion opining that there is coverage. If the Insurer continues to maintain the position, then the coverage issue will be resolved by arbitration in London. In the event of an adverse arbitration decision, then Seaboard will pursue other insurance. If it is determined that other insurance is not applicable, this could result in a materially adverse effect on Seaboard's results of operations.

Seaboard is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

In June 2007, Seaboard received a $4,171,000 settlement related to a land expropriation in Argentina. This land settlement was recorded as miscellaneous income since the land was expropriated prior to Seaboard's purchase of the sugar and citrus business, thus never a part of the sugar and citrus operations recorded by Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of June 30, 2007, Seaboard had guarantees outstanding to three third parties with a total maximum exposure of $2,403,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considered the likelihood of loss to be remote.

As of June 30, 2007, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $57,021,000 and $1,733,000, respectively. Included in these amounts are LCs totaling $42,688,000, which support the Industrial Development Revenue Bonds included as long-term debt and $14,008,000 of LCs related to insurance coverages.

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

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                       Three Months Ended    Six Months Ended
                                        June 30,   July 1,  June 30,   July 1,
(Thousands of dollars)                    2007      2006      2007      2006

Net earnings                            $42,657   $69,190   $92,012   $120,730

Other comprehensive income (loss)
 net of applicable taxes:

  Foreign currency translation adjustment   740       228       260       (869)

  Unrealized gains (losses) on
   investments                           (1,277)      528      (711)       130

  Unrecognized pension cost                 357         -     2,960          -

  Unrealized losses on cash flow hedges       -         -         -        (22)

  Amortization of deferred gain on interest
   rate swaps                               (43)      (50)      (86)      (100)

Total comprehensive income              $42,434   $69,896   $94,435   $119,869

The components of and changes in accumulated other comprehensive loss for the six months ended June 30, 2007 are as follows:

                                                  Balance              Balance
                                                December 31,  Period   June 30,
(Thousands of dollars)                              2006      Change     2007

Foreign currency translation adjustment           $(55,811) $   260   $(55,551)
Unrealized gain on investments                       1,361     (711)       650
Unrecognized pension cost                          (28,140)   2,960    (25,180)
Net unrealized loss on cash flow hedges                (55)       -        (55)
Deferred gain on interest rate swaps                   152      (86)        66

Accumulated other comprehensive loss              $(82,493) $ 2,423   $(80,070)

With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $7,298,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On  August  7,  2007,  the Board of Directors authorized  Seaboard  to repurchase from time to time prior to August 31, 2009 up to $50 million market value of its Common Stock in open market or privately negotiated purchases. The stock repurchase will be funded by cash on hand. Any shares repurchased will be retired and shall resume status of authorized and unissued shares.

Note 8 - Segment Information

Seaboard's investment in a Bulgarian wine business (the Business) and related losses from this Business are included in the All Other segment. The owners of this Business, including Seaboard, have been trying to sell the remaining assets of this Business. Seaboard is entitled to receive 50% of any net sales proceeds after all third party bank debt has been repaid. Seaboard anticipates incurring additional losses from the operation of this Business until the sale of this Business is completed. Since March 2007, this Business has been unable to make its scheduled loan payments and is in technical default with its banks. Although the banks are discussing various options with the Business, failure to reach agreement or receive a waiver could result in the Business being forced into bankruptcy. If this occurs prior to sale of the Business, this could eliminate the remaining value of the Business to Seaboard resulting in a charge to losses from foreign affiliates in the All Other segment. As of June 30, 2007, the remaining carrying value of Seaboard's investments in and advances to this Business total $1,772,000, including $2,770,000 of foreign currency translation gains recorded in other comprehensive income from this Business, which would be recognized in earnings upon completion of any sale. This Business is considered a variable interest entity and the related maximum exposure to Seaboard at June 30, 2007 is limited to its remaining carrying value.

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


Sales to External Customers:

                               Three Months Ended        Six Months Ended
                               June 30,   July 1,      June 30,     July 1,
(Thousands of dollars)           2007      2006          2007        2006

Pork                           $261,691  $252,139    $  503,338  $  497,433
Commodity Trading and Milling   223,401   201,141       470,089     378,711
Marine                          205,813   178,901       396,872     346,284
Sugar and Citrus                 24,463    28,929        51,796      47,443
Power                            22,615    23,427        40,998      45,776
All Other                         4,236     4,400         8,274       8,863
   Segment/Consolidated Totals $742,219  $688,937    $1,471,367  $1,324,510


Operating Income:

                               Three Months Ended        Six Months Ended
                               June 30,   July 1,      June 30,     July 1,
(Thousands of dollars)           2007      2006          2007        2006

Pork                           $ 12,992  $ 29,808    $   33,903  $   59,908
Commodity Trading and Milling    (4,155)   18,424         6,073      28,389
Marine                           25,540    24,423        53,036      43,014
Sugar and Citrus                  2,032     4,978         6,647       7,793
Power                             1,546     3,035         2,017       5,035
All Other                           487       705           602       1,374
   Segment Totals                38,442    81,373       102,278     145,513
Corporate Items                  (3,980)   (3,305)      (10,998)     (6,588)
   Consolidated Totals         $ 34,462  $ 78,068    $   91,280  $  138,925


Income (Loss) from Foreign Affiliates:

                               Three Months Ended        Six Months Ended
                               June 30,   July 1,      June 30,     July 1,
(Thousands of dollars)           2007      2006          2007        2006

Commodity Trading and Milling  $    190  $  2,247    $    2,545  $    3,969
Sugar and Citrus                     58       (50)          184      (1,107)
All Other                          (390)      (77)       (1,455)       (833)
   Segment/Consolidated Totals $   (142) $  2,120    $    1,274  $    2,029

Total Assets:
                                                       June 30,  December 31,
(Thousands of dollars)                                   2007        2006

Pork                                                 $  760,403  $  721,514
Commodity Trading and Milling                           280,974     301,672
Marine                                                  213,409     176,673
Sugar and Citrus                                        146,911     133,971
Power                                                    60,788      66,978
All Other                                                10,648       8,464
   Segment Totals                                     1,473,133   1,409,272
Corporate Items                                         545,372     552,161
   Consolidated Totals                               $2,018,505  $1,961,433

Investments in and Advances to Foreign Affiliates:

                                                       June 30,  December 31,
(Thousands of dollars)                                   2007        2006

Commodity Trading and Milling                        $   41,281  $   38,748
Sugar and Citrus                                            819         636
All Other                                                 1,772       3,073
   Segment/Consolidated Totals                       $   43,872  $   42,457

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments decreased $14.4 million from December 31, 2006. This decrease was primarily the result of cash from operating activities of $127.1 million being used for capital expenditures of $80.2 million, a payment of $30.1 million for the repurchase of the minority interest as discussed in Note 2 to the Condensed Consolidated Financial Statements, and scheduled principal payments of long-term debt of $28.8 million. Cash from operating activities decreased $14.9 million for the six months ended June 30, 2007, primarily as the result of lower net earnings for the period.

Acquisitions, Capital Expenditures and Other Investing Activities

During the six months ended June 30, 2007, Seaboard invested $80.2 million in property, plant and equipment, of which $27.1 million was expended in the Pork segment, $1.6 million was expended in the Commodity Trading and Milling segment, $38.8 million in the Marine segment, and $9.6 million in the Sugar and Citrus segment. The Pork segment spent $19.4 million on constructing additional hog finishing space and constructing a biodiesel plant as discussed below. The Marine segment spent $31.4 million to purchase a containerized cargo vessel previously chartered, purchase cargo carrying and handling equipment and to purchase an additional containerized cargo vessel not previously chartered. In the Sugar and Citrus segment, the capital expenditures were primarily for expansion of cane growing operations, expansion of alcohol distillery operations and various improvements to the sugar mill. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

The Pork segment is constructing a processing plant at an approximate cost of $37.0 million to utilize by-products primarily from its Guymon processing plant to produce biodiesel, which will be sold to a third party. Construction of this plant began in the fourth quarter of 2006 with approximately $23.7 million to be spent in the remainder of 2007. The Pork segment is also currently constructing additional hog finishing space to expand its live production facilities to support the Guymon plant with approximately $9.1 million to be spent in the remainder of 2007. In addition, the Pork segment plans to expand its processed meats capabilities by constructing a separate further processing plant in Guymon, Oklahoma, primarily for bacon and sausage processing, at an approximate cost of $45.0 million. Construction of this facility was anticipated to begin in the second half of 2007; however the timing of this facility has been delayed with no related capital expenditures currently expected in 2007.

For the remainder of 2007 management has budgeted capital expenditures totaling $117.2 million. In addition to the projects detailed above, the Pork segment plans to spend $15.5 million for improvement to existing hog facilities and upgrades to the Guymon processing plant. The Commodity Trading and Milling segment plans to spend $6.3 million primarily for milling facility upgrades and related equipment. The Marine segment has budgeted $47.1 million for additional cargo carrying and handling equipment and expansion of port facilities. The Sugar and Citrus segment plans to spend $14.7 million for expansion of cane growing operations, expansion of alcohol distillery operations and various improvements to the sugar mill. The balance of $0.8 million is planned to be spent in all other businesses. Management anticipates funding these capital expenditures from available cash and short-term investments.

During the third quarter of 2007 Seaboard will pay approximately $31.2 million to the former owners of Daily's as the final payment to repurchase their minority interest in Seaboard Foods, LP, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Financing Activities and Debt

As of June 30, 2007, Seaboard had committed lines of credit totaling $100.0 million and uncommitted lines totaling $160.1 million. Borrowings outstanding under the uncommitted lines as of June 30, 2007, totaled $63.7 million while there were no outstanding borrowings under the committed credit facility. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed and uncommitted credit lines by $57.0 million and $1.7 million, respectively, primarily representing $42.7 million for Seaboard's outstanding Industrial Development Revenue Bonds and $14.0 million related to insurance coverages.

Seaboard's remaining 2007 scheduled long-term debt maturities total $34.6 million. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and short-term borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates and, based on existing liquidity and available borrowing capacity, currently has no plans to pursue other financing alternatives.

On  August  7,  2007,  the Board of Directors authorized  Seaboard  to repurchase from time to time prior to August 31, 2009 up to $50 million market value of its Common Stock in open market or privately negotiated purchases. The stock repurchase will be funded by cash on hand. Any shares repurchased will be retired and shall resume status of authorized and unissued shares. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be modified or suspended at any time at Seaboard's discretion.

See Note 6 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2007 increased by $53.3 million and $146.9 million, respectively, over the same periods in 2006, primarily reflecting the result of higher volumes sold by the commodity trading business and higher volumes for marine cargo services.

Operating income decreased by $43.6 million and $47.6 million for the three and six month periods of 2007, respectively, compared to the same periods in 2006. The decrease for both periods is primarily the result of higher feed costs for hogs, primarily from the increased price of corn, the effect of the mark-to-market of derivatives and decreased trading margins in the Commodity Trading and Milling segment. The decrease for both periods was partially offset by higher volumes for marine cargo services. The decrease for the six month period also reflects the pension settlement loss in the first quarter of 2007 as discussed in Note 5 to the Condensed Consolidated Financial Statements.

Pork Segment

                           Three Months Ended      Six Months Ended
                           June 30,  July 1,      June 30,  July 1,
(Dollars in millions)        2007      2006         2007      2006

Net sales                   $261.7    $252.1       $503.3    $497.4
Operating income            $ 13.0    $ 29.8       $ 33.9    $ 59.9

Net sales for the Pork segment increased $9.6 million and $5.9 million for the three and six month periods of 2007, respectively, compared to the same periods in 2006. The increases are primarily the result of higher prices for pork products sold and, to a lesser extent, higher marketing fee income from increased number of head processed by Triumph Foods. These increases were partially offset by lower domestic sales volumes of pork products.

Operating income for the Pork segment decreased $16.8 million and $26.0 million for the three and six month periods of 2007, respectively, compared to the same periods of 2006. The decreases primarily relate to higher feed costs, primarily from the increased price of corn, and, to a lesser extent higher costs per hog for third party hogs used for processing. Also decreasing operating income for the three and six month periods for 2007 compared to 2006 was an increase in change in the LIFO reserve of $5.6 million and $7.6 million, respectively, primarily as a result of the higher feed costs. These higher costs were partially offset by a higher percentage of Seaboard-raised hogs processed, which cost less than third party hogs, higher prices for pork products sold and increased marketing fee income discussed above.

Management is unable to predict future market prices for pork products or the cost of feed and third party hogs. During the last half of 2006, the price of corn began to rise significantly as the demand for corn increased due to, among other things, demand from ethanol plants. Also, over the past three years, market prices for pork products have been higher than historic norms. History has demonstrated that high prices for pork products cannot be sustained over long periods of time but rather rise and fall as market conditions change. Overall, management expects this segment to remain profitable during 2007 although significantly lower than 2006.

Commodity Trading and Milling Segment

                              Three Months Ended      Six Months Ended
                              June 30,  July 1,      June 30,  July 1,
(Dollars in millions)           2007      2006         2007      2006

Net sales                      $223.4    $201.1       $470.1    $378.7
Operating income (loss)        $ (4.2)   $ 18.4       $  6.1    $ 28.4
Income from foreign affiliates $  0.2    $  2.2       $  2.5    $  4.0

Net sales for the Commodity Trading and Milling segment increased $22.3 million and $91.4 million for the three and six month periods of 2007, respectively, compared to the same periods of 2006. The increases primarily reflect increased prices for commodities sold partially offset by a decrease in sale volumes at certain African milling operations. For the six month period, the increase also reflects increased commodity trading volumes with third parties. The increased trading volumes to third parties are primarily a result of Seaboard expanding its business in new and existing markets it serves.

Operating income for this segment decreased $22.6 million and $22.3 million for the three and six month periods of 2007, respectively, compared to the same periods of 2006. The decrease for the three and six month periods of 2007 compared to 2006 primarily reflects the $13.8 million and $14.0 million fluctuation, respectively, of marking to market the derivative contracts as discussed below. The decreases also reflect the decreased trading margins on commodities as the result of losses accrued as of June 30, 2007 on certain wheat trades entered into during the second quarter of 2007 for future sales commitments. In addition, the decreases reflect lower margins from certain milling operations, especially in Zambia. The lower sales and margins at certain milling locations is the result of less favorable market conditions. Due in large part to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income for the remainder of 2007, excluding the potential effects of marking to market derivative contracts. However, rising prices in the grain markets are reaching levels that management believes could have an adverse effect on operating income for the remainder of 2007.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income would have been higher by $6.2 million and $6.4 million for the three and six month periods of 2007, respectively, while operating income for the three and six months of 2006 would have been lower by $7.6 million. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts, Seaboard does not perform the type of extensive record-keeping required to account for either type of derivative as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments will be primarily offset by realized margins as revenue is recognized.

Income from foreign affiliates for the three and six month periods of 2007 decreased $2.0 million and $1.5 million, respectively, from the same 2006 periods as a result of less favorable market conditions. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, and increasing grain prices as discussed above, management cannot predict future results.

Marine Segment

                           Three Months Ended      Six Months Ended
                           June 30,  July 1,      June 30,  July 1,
(Dollars in millions)        2007      2006         2007      2006

Net sales                   $205.8    $178.9       $396.9    $346.3
Operating income            $ 25.5    $ 24.4       $ 53.0    $ 43.0

Net sales for the Marine segment increased $26.9 million and $50.6 million for the three and six month periods of 2007, respectively, compared to the same periods of 2006 primarily reflecting higher cargo volumes. Cargo volumes were higher as a result of favorable economic conditions in most markets served. Partially offsetting these increases was a slight decrease in cargo rates in certain markets, primarily during the quarter, as a result of increased competition.

Operating income for the Marine segment increased $1.1 million and $10.0 million for the three and six month periods of 2007, respectively, compared to the same periods of 2006 primarily reflecting the increased volumes, partially offset by lower cargo rates and increased selling expenses. For the quarter, the increase was also partially offset by increased trucking expenses. For the six month period, operating income also increased as a result of lower fuel costs for vessels on a per unit shipped basis in the first quarter of 2007. Although management cannot predict changes in future volumes and cargo rates or to what extent changes in competition and economic conditions will impact net sales or operating income, it does expect this segment to remain profitable for the remainder of 2007.

Sugar and Citrus Segment

                                     Three Months Ended       Six Months Ended
                                       June 30,  July 1,      June 30,  July 1,
(Dollars in millions)                   2007      2006          2007      2006

Net sales                             $ 24.5    $ 28.9        $ 51.8    $ 47.4
Operating income                      $  2.0    $  5.0        $  6.6    $  7.8
Income (loss) from foreign affiliates $  0.1    $  0.0        $  0.2    $ (1.1)

Net sales for the Sugar and Citrus segment decreased $4.4 million and increased $4.4 million for the three and six month periods of 2007, respectively, compared to the same periods of 2006. The decrease for the quarter primarily reflects lower sales volumes partially offset by slightly higher sugar prices. The increase for the six months primarily reflects overall higher sugar prices partially offset by lower sales volume. Sales volumes decreased primarily from lower export  sales  as  the result of fewer purchases of sugar  from  third parties for resale. Export prices increased during 2007 while Argentine prices increased to a lesser extent as governmental authorities continue to attempt to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict whether sugar prices will continue to increase. However, Seaboard expects to at least maintain its historical sales volume to Argentinean customers.

Operating income decreased $3.0 million and $1.2 million for the three and six month periods of 2007, respectively, compared to the same periods of 2006. The decreases are primarily the result of lower margins on purchased third party sugar for resale and, for the quarter, lower export sale volumes that also have a higher margin than domestic sales. Management expects operating income will remain positive for the remainder of 2007.

A franchisee agreement was cancelled in the first quarter of 2006, which resulted in a loss from foreign affiliates in the amount of $1.1 million.

Power Segment

                           Three Months Ended      Six Months Ended
                           June 30,  July 1,      June 30, July 1,
(Dollars in millions)        2007      2006         2007     2006

Net sales                   $ 22.6    $23.4        $ 41.0    $ 45.8
Operating income            $  1.5    $ 3.0        $  2.0    $  5.0

Net sales for the Power segment decreased $0.8 million and $4.8 million for the three and six month periods of 2007, respectively, compared to the same periods of 2006 primarily reflecting lower rates. Rates have decreased during 2007 primarily as a result of lower fuel costs, a component of pricing. At times during 2007 and 2006,
Seaboard's power production was restricted by the regulatory authorities in the Dominican Republic (DR). The DR regulatory body schedules production based on the amount of funds available to pay for the power produced and the relative costs of the power produced.

Operating income decreased $1.5 million and $3.0 million for the three and six month periods of 2007, respectively, compared to the same periods of 2006 primarily as a result of lower rates in excess of lower fuel costs and, to a lesser extent, increased overhaul and other operating expenses. Management cannot predict future fuel costs or the extent to which the regulatory authority will restrict Seaboard's future production of power, although management expects this segment to remain profitable for the remainder of 2007.

All Other
                           Three Months Ended       Six Months Ended
                           June 30,  July 1,        June 30, July 1,
(Dollars in millions)        2007      2006          2007      2006

Net sales                   $  4.2    $  4.4        $  8.3    $  8.9
Operating income            $  0.5    $  0.7        $  0.6    $  1.4
Loss from foreign affiliate $ (0.4)   $ (0.1)       $ (1.5)   $ (0.8)

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $3.9 million and $11.1 million in the three and six month periods of 2007, respectively, compared to the same periods of 2006. These increases are primarily the result of increased personnel costs principally related to the growth of the business. In addition, the increase for the six month period is also a result of the $3.7 million pension settlement loss recognized in the first quarter of 2007 related to Mr. Bresky's retirement payment in February 2007 as discussed in Note 5 to the Condensed Consolidated Financial Statements. As a percentage of revenues, SG&A increased to 5.5% and 5.8% for the 2007 three and six month periods, respectively, compared to 5.4% and 5.6% for the same periods in 2006 primarily from the increases noted above.

Interest Expense

Interest expense decreased $1.4 million and $3.4 million in the three and six month periods of 2007, respectively, compared to the same periods of 2006 reflecting the lower average level of borrowings during 2007 and lower average interest rates.

Interest Income

Interest income decreased $0.1 million and $1.5 million in the three and six month periods of 2007, respectively, compared to the same periods of 2006 primarily reflecting a decrease in interest received on outstanding customer receivable balances in the Power segment, partially offset by an increase in funds invested.

Minority and Other Noncontrolling Interests

Minority and other noncontrolling interests expense decreased $1.9 million and $3.2 million in the three and six month periods of 2007, respectively, compared to the same periods of 2006 primarily as a result of no longer having the minority interest associated with the Daily's acquisition due to the equity interest being repurchased by Seaboard effective January 1, 2007. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Foreign Currency Gains (Losses)

Seaboard realized net foreign currency gains of $1.9 million and losses of $1.4 million in the three and six month periods of 2007, respectively, compared to losses of $0.9 million and gains of $2.4 million for the same periods in 2006. The changes for the three and six month periods primarily relates to currency fluctuations in certain African operations of the Commodity Trading and Milling segment.

Miscellaneous, Net

The increase in miscellaneous, net for the three month period of 2007 compared to 2006 primarily reflects a $4.2 million gain from a favorable settlement received in June 2007 related to a land expropriation in Argentina. This land settlement was recorded as miscellaneous income since the land was expropriated prior to Seaboard's purchase of the sugar and citrus business, thus never a part of the sugar and citrus operations recorded by Seaboard. For the six month period of 2006, miscellaneous, net included a mark-to-market gain of $3.4 on interest rate exchange agreements. These interest rate agreements did not qualify as hedges for accounting purposes and all such agreements were terminated during the second quarter of 2006.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of June 30, 2007. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls -There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders, held on April 23, 2007, included two items submitted to a vote of stockholders. Item 4 of the Form 10-Q for the first quarter ended March 31, 2007, which was filed on May 2, 2007 discloses the results of the shareholder's vote, which disclosure is incorporated herein by reference.

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




                           DATE:  August 8, 2007

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