Form 10-Q
period 2007-09-29
SEABOARD CORP /DE/
filed 2007-11-02
CIK 88121

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 29, 2007

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

     There were 1,252,724.24 shares of common stock, $1.00 par value per share, outstanding on October 22, 2007.

                                        Total pages in filing - 20 pages

  PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements


                            SEABOARD CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Statements of Earnings
                       (Thousands of dollars except per share amounts)
                                          (Unaudited)

                           Three Months Ended            Nine Months Ended
                       September 29, September 30,  September 29, September 30,
                            2007         2006            2007           2006

Net sales:

   Products             $  562,312   $  463,853      $1,582,908     $1,388,953
   Services                212,807      193,108         622,578        546,742
   Other                    26,209       21,421          67,209         67,197

Total net sales            801,328      678,382       2,272,695      2,002,892

Cost of sales and
 operating expenses:

   Products                513,610      393,605       1,454,042      1,186,659
   Services                172,883      150,721         490,779        430,333
   Other                    22,503       19,279          59,062         58,061

Total cost of sales
 and operating expenses    708,996      563,605       2,003,883      1,675,053

Gross income                92,332      114,777         268,812        327,839

Selling, general and
 administrative expenses    42,731       39,109         127,931        113,246

Operating income            49,601       75,668         140,881        214,593

Other income (expense):

   Interest expense         (2,924)      (4,299)         (9,847)       (14,633)

   Interest income           4,821        4,875          14,864         16,406

   Income from foreign
    affiliates                 284          455           1,558          2,484

   Minority and other
    noncontrolling interests   (29)      (1,803)             90         (4,925)

   Foreign currency gain
    (loss), net             (1,183)      (1,898)         (2,614)           515

   Miscellaneous, net        1,060        1,480           7,228          7,651

Total other income
 (expense), net              2,029       (1,190)         11,279          7,498

Earnings before income
 taxes                      51,630       74,478         152,160        222,091

Income tax benefit
 (expense)                     942      (13,289)         (7,576)       (40,172)

Net earnings            $   52,572   $   61,189      $  144,584     $  181,919


Earnings per common
 share                  $    41.75   $    48.51      $   114.69     $   144.22

Dividends declared per
 common share           $     0.75   $     0.75      $     2.25     $     2.25

Average number of
 shares outstanding      1,259,091    1,261,367       1,260,605      1,261,367

      See accompanying notes to condensed consolidated financial statements.

                          SEABOARD CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Balance Sheets
                                  (Thousands of dollars)
                                        (Unaudited)

                                                     September 29, December 31,
                                                          2007        2006
                           Assets

Current assets:
   Cash and cash equivalents                          $   47,872  $   31,369
   Short-term investments                                322,732     478,859
   Receivables, net                                      286,217     277,048
   Inventories                                           445,543     341,366
   Deferred income taxes                                  12,184      12,894
   Other current assets                                   76,023      55,033

Total current assets                                   1,190,571   1,196,569

Investments in and advances to foreign affiliates         52,665      42,457

Net property, plant and equipment                        707,510     637,813

Goodwill                                                  39,978      28,372

Intangible assets, net                                    31,297      28,760

Other assets                                              36,675      27,462

Total assets                                          $2,058,696  $1,961,433

            Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                             $   78,484  $   62,975
   Current maturities of long-term debt                   21,124      63,415
   Accounts payable                                      136,217     103,429
   Other current liabilities                             180,566     159,423

Total current liabilities                                416,391     389,242

Long-term debt, less current maturities                  125,600     137,817

Deferred income taxes                                    109,721     119,861

Other liabilities                                         76,878      72,103

Total non-current and deferred liabilities               312,199     329,781

Minority and other noncontrolling interests                  970      39,103

Stockholders' equity:
  Common stock of $1 par value,
    Authorized 4,000,000 shares;
    issued and outstanding 1,252,724 and 1,261,367 shares  1,253       1,261
  Additional paid-in capital                               3,742      21,574
  Accumulated other comprehensive loss                   (80,576)    (82,493)
  Retained earnings                                    1,404,717   1,262,965

Total stockholders' equity                             1,329,136   1,203,307

Total liabilities and stockholders' equity            $2,058,696  $1,961,433

     See accompanying notes to condensed consolidated financial statements.

                          SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                                 (Thousands of dollars)
                                       (Unaudited)

                                                        Nine Months Ended
                                                    September 29, September 30,
                                                         2007          2006

Cash flows from operating activities:
   Net earnings                                      $   144,584  $   181,919
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                      58,879       52,753
       Other investment income, net                       (2,607)      (1,427)
       Income from foreign affiliates                     (1,558)      (2,484)
       Put option value                                        -       (1,900)
       Minority and noncontrolling interest                  (90)       4,925
       Deferred income taxes                              (9,193)        (104)
       Gain from sale of fixed assets                     (1,040)        (708)
   Changes in current assets and liabilities:
        Receivables, net of allowance                     (9,166)     (26,420)
        Inventories                                     (105,427)      23,865
        Other current assets                             (18,974)       8,950
        Current liabilities, exclusive of debt            54,650      (16,504)
   Other, net                                              2,602       (5,602)
Net cash from operating activities                       112,660      217,263

Cash flows from investing activities:
   Purchase of short-term investments                 (1,605,907)  (2,261,175)
   Proceeds from the sale or maturity of short-term
    investments                                        1,761,847    2,236,460
   Investments in and advances to foreign affiliates,
    net                                                   (7,904)       2,004
   Capital expenditures                                 (124,123)     (51,645)
   Repurchase of minority interest in a controlled
    subsidiary                                           (61,260)           -
   Proceeds from the sale of fixed assets                  2,220        2,026
   Other, net                                             (2,348)      (1,667)
Net cash from investing activities                       (37,475)     (73,997)

Cash flows from financing activities:
   Notes payable to banks, net                            15,509      (85,408)
   Principal payments of long-term debt                  (54,156)     (51,182)
   Repurchase of common stock                            (17,841)           -
   Dividends paid                                         (2,832)      (2,838)
   Other, net                                               (109)      (4,395)
Net cash from financing activities                       (59,429)    (143,823)

Effect of exchange rate change on cash                       747         (125)

Net change in cash and cash equivalents                   16,503         (682)

Cash and cash equivalents at beginning of year            31,369       34,622

Cash and cash equivalents at end of period           $    47,872  $    33,940

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

Supplemental Noncash Transactions

As more fully described in Note 2, Seaboard repurchased the 4.74% equity interest in Seaboard Foods LP from the former owners of Daily's effective January 1, 2007. The following table summarizes the non-cash transactions resulting from this repurchase:

                                                      September 29,
(Thousands of dollars)                                    2007

Increase in fixed assets                               $  7,976
Increase in goodwill                                     11,606
Increase in intangible assets                             3,745
Decrease in minority interest                            37,933
Cash paid                                              $ 61,260

Note 2 - Repurchase of Minority Interest

On December 27, 2006, Seaboard entered into a Purchase Agreement to repurchase the 4.74% equity interest in Seaboard Foods LP from the former owners of Daily's effective January 1, 2007. As part of the Purchase
Agreement, on January 2, 2007 Seaboard paid $30,000,000 of the purchase price for the 4.74% equity interest to the former owners of Daily's. The total purchase price was equal to the greater of $40,000,000 or the same formula-determined value of the original put option, determined as of June 30, 2007, less the amount of interest which accrued on the initial $30,000,000 portion of the purchase price from January 2, 2007 through the date on which the balance of the purchase price was paid.

Based on the formula of operating results and certain net cash flows through June 30, 2007, the final purchase price was determined to be $61,260,000, including transaction costs of $53,000. Seaboard paid the balance of the purchase price owed to the former owners of Daily's of $31,207,000 in August 2007. The total purchase price for the 4.74% equity interest in Seaboard Foods LP of $61,260,000 represents $23,327,000 in excess of book value. Seaboard applied the purchase method of accounting for this step acquisition by allocating the purchase price to the fair value of the net assets acquired to the extent of the 4.74% change in ownership. The allocation of the purchase price resulted in the recording of an increase in fixed assets of $7,976,000, an intangible asset for customer relationships of $3,745,000 and goodwill of $11,606,000 as of June 30, 2007. The goodwill has been allocated to Seaboard's Pork segment and is expected to be deductible for tax purposes. The intangible asset for customer relationships will be amortized over fifteen years. Depreciation and amortization of $593,000 was recorded in the second quarter representing the amount of depreciation on the write-up of fixed assets and amortization of intangible asset from January 1, 2007 through June 30, 2007. Pro forma results of operations are not presented, as the effects of this
acquisition  are  not  considered  material  to  Seaboard's  results   of
operations. The factor that contributed to a purchase price that resulted in the recognition of goodwill was a formula based re-purchase price resulting in a value in excess of historical book values.

Note 3 - Inventories

The following is a summary of inventories at September 29, 2007 and December 31, 2006:

                                                     September 29, December 31,
(Thousands of dollars)                                   2007         2006

At lower of LIFO cost or market:
   Live hogs and materials                             $173,749     $149,521
   Fresh pork and materials                              19,826       19,443
                                                        193,575      168,964
   LIFO adjustment                                      (13,671)       1,458
           Total inventories at lower of LIFO cost or
            market                                      179,904      170,422

At lower of FIFO cost or market:
   Grain, primarily wheat, corn and soybeans            160,177       80,068
   Sugar produced and in process                         22,559       25,124
   Other                                                 41,602       29,016
           Total inventories at lower of FIFO cost or
            market                                      224,338      134,208

Grain, flour and feed at lower of weighted average cost
 or market                                               41,301       36,736

             Total inventories                         $445,543     $341,366

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

During the third quarter of 2007, Seaboard revised its effective annual tax rate as a result of changes in the estimated percentage mix of foreign versus domestic income and change in valuation allowances resulting in a net benefit for the quarter. In the second quarter of 2006, Seaboard reached a settlement with the Internal Revenue Service on its audit of Seaboard's 2004 and 2003 U.S. federal income tax returns. The favorable resolution of these tax issues resulted in a tax benefit of $2,786,000 for items previously reserved which was recorded in the second quarter of 2006.

Note 5 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. As a result of its liquidity and tax positions, in April 2007 Seaboard made a deductible contribution in the amount of $10,000,000 for the 2006 Plan year. At this time management does not plan on making any additional contributions in 2007 for the 2006 plan year, and currently does not anticipate making any contributions during 2007 for the 2007 plan year. Additionally, Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management is considering funding alternatives, but currently has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

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

The net periodic benefit cost of these plans was as follows:

                            Three Months Ended          Nine Months Ended
                        September 29, September 30, September 29, September 30,
(Thousands of dollars)      2007          2006          2007          2006

Components of net periodic
 benefit cost:

  Service cost            $ 1,216      $ 1,064        $ 3,671     $ 3,192

  Interest cost             1,410        1,294          4,264       3,883

  Expected return on plan
   assets                  (1,363)      (1,115)        (4,137)     (3,346)

  Amortization and other      498          646          1,501       1,938

  Settlement loss               -            -          3,671           -

  Net periodic benefit
   cost                   $ 1,761      $ 1,889        $ 8,970     $ 5,667

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

In September 2007, Seaboard Marine settled a lawsuit brought by an individual for injuries as a result of an accident occurring during vessel loading operations in late 2004. Seaboard's Protection and Indemnity Insurer provided indemnity and defense for the case, and paid $7.5 million to fund the settlement, but continues to question whether the loss is covered by insurance, and could seek reimbursement of the settlement. Seaboard believes that there is insurance coverage, and has received a legal opinion to this effect. If the Insurer sues to recover the settlement and there is an adverse ruling, then Seaboard will pursue other insurance. If it is determined that other insurance is not applicable, Seaboard would be responsible for the $7.5 million amount paid in settlement.

Seaboard is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

In June 2007, Seaboard received a $4,090,000 settlement related to a land expropriation in Argentina. This land settlement was recorded as miscellaneous income since the land was expropriated prior to Seaboard's purchase of the sugar and citrus business, thus never a part of the sugar and citrus operations recorded by Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of September 29, 2007, Seaboard had guarantees outstanding to three third parties with a total maximum exposure of $2,403,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considered the likelihood of loss to be remote.

As of September 29, 2007, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $57,021,000 and $8,720,000, respectively. Included in these amounts are LCs totaling $42,688,000, which support the Industrial Development Revenue Bonds included as long-term debt and $14,008,000 of LCs related to insurance coverages.

Commitments

At September 29, 2007, certain hog procurement contracts with two year cancellation provisions remained in place, increasing commitments in 2009 by $15,453,000. During the third quarter of 2007, Seaboard Foods increased grain and soybean meal commitments in 2008 valued at $47,903,000 based on current market values at September 29, 2007.

Note 7 - Stockholders' Equity and Accumulated Other Comprehensive Loss

In conjunction with a 2002 transaction ("the Transaction") between Seaboard and its parent company, Seaboard Flour LLC ("the Parent Company"), whereby Seaboard effectively repurchased shares of its common stock owned by the Parent Company in return for repayment of all indebtedness owed by the Parent Company to Seaboard, the Parent Company also transferred to Seaboard rights to receive possible future cash payments from a subsidiary of the Parent Company and the benefit of other assets owned by that subsidiary. To the extent Seaboard received cash payments as a result of the transferred rights, Seaboard agreed to issue to the Parent Company new shares of common stock with a value equal to the cash received. The right to receive such payments expired on September 17, 2007 without Seaboard receiving any payments or issuing any shares to the Parent Company.

Components of total comprehensive income, net of related taxes, are summarized as follows:

                            Three Months Ended          Nine Months Ended
                        September 29, September 30, September 29, September 30,
(Thousands of dollars)      2007          2006          2007          2006

Net earnings                $52,572     $61,189       $144,584      $181,919

Other comprehensive income
 (loss) net of applicable
 taxes:

   Foreign currency
    translation adjustment   (1,316)       (998)        (1,056)       (1,867)

   Unrealized gains (losses)
    on investments              488         605           (223)          735

   Unrecognized pension cost    361           -          3,321             -

   Unrealized losses on cash
    flow hedges                   -           -              -           (22)

   Amortization of deferred
    gain on interest rate
    swaps                       (39)        (50)          (125)         (150)

Total comprehensive income  $52,066     $60,746       $146,501      $180,615

The components of and changes in accumulated other comprehensive loss for the nine months ended September 29, 2007 are as follows:


                                          Balance                    Balance
                                        December 31,   Period     September 29,
(Thousands of dollars)                      2006       Change          2007

Foreign currency translation adjustment  $(55,811)    $(1,056)      $(56,867)
Unrealized gain on investments              1,361        (223)         1,138
Unrecognized pension cost                 (28,140)      3,321        (24,819)
Net unrealized loss on cash flow hedges       (55)          -            (55)
Deferred gain on interest rate swaps          152        (125)            27

Accumulated other comprehensive loss     $(82,493)    $ 1,917       $(80,576)

With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $7,241,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On  August  7,  2007,  the  Board  of Directors  authorized  Seaboard  to repurchase from time to time prior to August 31, 2009 up to $50,000,000 market value of its Common Stock in open market or privately negotiated purchases, of which $32,159,000 remained available at September 29, 2007. As of September 29, 2007, Seaboard had repurchased 8,643 shares of common stock at a cost of $17,841,000, including commission fees of $22,000, cumulatively since inception of the stock repurchase program. Shares repurchased are retired and resume status of authorized and unissued shares.

Note 8 - Segment Information

Seaboard's investment in a Bulgarian wine business (the Business) and its 50% share of related losses from this Business are included in the All Other segment. The owners of this Business, including Seaboard, have been trying to sell the remaining assets of this Business. Since March 2007, this Business has been unable to make its scheduled loan payments and has been in technical default on its bank debt which could result in the Business being forced into bankruptcy. If this occurs prior to sale of the Business, this could eliminate the remaining value of the Business to Seaboard resulting in a charge to losses from foreign affiliates in the All Other segment. Seaboard anticipates incurring additional losses from the operation of this Business until the sale of this Business is completed. As of September 29, 2007, the remaining carrying value of Seaboard's investments in and advances to this Business total $1,431,000, including $2,783,000 of foreign currency translation gains recorded in other comprehensive income from this Business, which would be recognized in earnings upon completion of any sale. This Business is considered a variable interest entity and the related maximum exposure to Seaboard at September 29, 2007 is limited to its remaining carrying value.

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

Sales to External Customers:

                            Three Months Ended          Nine Months Ended
                        September 29, September 30, September 29, September 30,
(Thousands of dollars)      2007          2006          2007          2006

Pork                      $248,729      $255,872    $  752,067    $  753,305
Commodity Trading and
 Milling                   281,005       176,295       751,094       555,006
Marine                     204,645       187,574       601,517       533,858
Sugar and Citrus            37,052        32,809        88,848        80,252
Power                       26,209        21,421        67,207        67,197
All Other                    3,688         4,411        11,962        13,274
  Segment/Consolidated
   Totals                 $801,328      $678,382    $2,272,695    $2,002,892


Operating Income:

                            Three Months Ended          Nine Months Ended
                        September 29, September 30, September 29, September 30,
(Thousands of dollars)      2007          2006          2007          2006

Pork                      $ 11,275      $ 39,493    $   45,178    $   99,401
Commodity Trading and
 Milling                    15,526         8,120        21,599        36,509
Marine                      20,277        24,389        73,313        67,403
Sugar and Citrus             3,530         4,592        10,177        12,385
Power                        2,578         1,140         4,595         6,175
All Other                       37           605           639         1,979
  Segment Totals            53,223        78,339       155,501       223,852
Corporate Items             (3,622)       (2,671)      (14,620)       (9,259)
  Consolidated Totals     $ 49,601      $ 75,668    $  140,881    $  214,593


Income (Loss) from Foreign Affiliates:

                            Three Months Ended          Nine Months Ended
                        September 29, September 30, September 29, September 30,
(Thousands of dollars)      2007          2006          2007          2006

Commodity Trading and
  Milling                 $    654      $  1,019    $    3,199    $    4,988
Sugar and Citrus               (84)          (28)          100        (1,135)
All Other                     (286)         (536)       (1,741)       (1,369)
  Segment/Consolidated
   Totals                 $    284      $    455    $    1,558    $    2,484

Total Assets:

                                                    September 29,  December 31,
(Thousands of dollars)                                  2007          2006

Pork                                                $  775,298    $  721,514
Commodity Trading and Milling                          426,146       301,672
Marine                                                 215,775       176,673
Sugar and Citrus                                       163,569       133,971
Power                                                   63,390        66,978
All Other                                                6,830         8,464
  Segment Totals                                     1,651,008     1,409,272
Corporate Items                                        407,688       552,161
  Consolidated Totals                               $2,058,696    $1,961,433


Investments in and Advances to Foreign Affiliates:

                                                    September 29,  December 31,
(Thousands of dollars)                                  2007          2006

Commodity Trading and Milling                       $   50,520    $   38,748
Sugar and Citrus                                           714           636
All Other                                                1,431         3,073
   Segment/Consolidated Totals                      $   52,665    $   42,457

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments decreased $139.6 million from December 31, 2006, while cash from operating activities was $112.7 million for the nine months ended September 29, 2007. The decrease was primarily the result of cash being used for capital expenditures of $124.1 million, a payment of $61.3 million for the repurchase of the minority interest as discussed in Note 2 to the Condensed Consolidated Financial Statements, scheduled principal payments of long-term debt of $54.2 million and $17.8 million used to repurchase common stock as discussed in Note 7 to the Condensed Consolidated Financial Statements. Cash from operating activities decreased $104.6 million for the nine months ended September 29, 2007, primarily as the result of increases in working capital needs in the Commodity Trading and Milling segment primarily for increased amounts of inventory and, to a lesser extent, lower net earnings for the period.

Acquisitions, Capital Expenditures and Other Investing Activities

During the nine months ended September 29, 2007, Seaboard invested $124.1 million in property, plant and equipment, of which $54.4 million was expended in the Pork segment, $2.3 million was expended in the Commodity Trading and Milling segment, $50.2 million in the Marine segment, and $16.9 million in the Sugar and Citrus segment. The Pork segment spent $38.7 million on constructing a biodiesel plant as discussed below and constructing additional hog finishing space. The Marine segment spent $36.3 million to purchase two containerized cargo vessels and to purchase cargo carrying and handling equipment. In the Sugar and Citrus segment, the capital expenditures were primarily for expansion of cane growing operations, various improvements to the sugar mill and expansion of alcohol distillery operations. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

The Pork segment is constructing a processing plant at an approximate cost of $40.0 million to produce biodiesel to be sold to a third party, which will be produced from by-products including from Seaboard's Guymon processing plant. Construction of this plant began in the fourth quarter of 2006 with approximately $9.5 million to be spent in the remainder of 2007. This plant is expected to begin operations during the first quarter of 2008. The Pork segment is also currently constructing additional hog finishing space to expand its live production facilities to support the Guymon plant with approximately $3.7 million to be spent in the remainder of 2007. In addition, the Pork segment previously announced plans to expand its processed meats capabilities by constructing a separate further processing plant, primarily for bacon, at an approximate cost of $45.0 million. Construction of this facility was anticipated to begin in the second half of 2007; however the timing of this facility has been delayed with no related capital expenditures currently expected in 2007. In addition, other alternatives to construction may be considered for this project including the acquisition of an existing facility.

For the remainder of 2007 management has budgeted capital expenditures totaling $55.7 million. In addition to the projects detailed above, the Pork segment plans to spend $9.2 million for improvement to existing hog facilities and upgrades to the Guymon processing plant. The Commodity Trading and Milling segment plans to spend $2.7 million primarily for milling facility upgrades and related equipment. The Marine segment has budgeted $22.9 million for additional cargo carrying and handling equipment and expansion of port facilities. The Sugar and Citrus segment plans to spend $7.2 million for expansion of alcohol distillery operations, expansion of cane growing operations, and various improvements to the sugar mill. The balance of $0.5 million is planned to be spent in all other businesses. Management anticipates funding these capital expenditures from available cash and short-term investments.

During the third quarter of 2007, Seaboard paid approximately $31.2 million to the former owners of Daily's as the final payment to repurchase their minority interest in Seaboard Foods, LP, as discussed in
Note 2 to the Condensed Consolidated Financial Statements.

In late September 2007, Seaboard acquired for $8.5 million a 40% non-controlling interest, including cash contributed into the business, in a flour mill business located in Colombia. This investment is accounted for using the equity method. In October 2007, Seaboard finalized an agreement to acquire a 50% non-controlling interest in a grain trading business in Peru for $6.4 million. Such transaction is expected to be completed during the fourth quarter of 2007 and will be accounted for using the equity method.

Financing Activities and Debt

As of September 29, 2007, Seaboard had committed lines of credit totaling $100.0 million and uncommitted lines totaling $173.8 million. Borrowings outstanding under the uncommitted lines as of September 29, 2007, totaled $78.5 million while there were no outstanding borrowings under the committed credit facility. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed and uncommitted credit lines by $57.0 million and $8.7 million, respectively, primarily representing $42.7 million for Seaboard's outstanding Industrial Development Revenue Bonds and $14.0 million related to insurance coverages.

Seaboard's remaining 2007 scheduled long-term debt maturities total $9.3 million. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and short-term borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity and available borrowing capacity, and currently does not plan to pursue other financing alternatives.

On  August  7,  2007,  the  Board  of Directors  authorized  Seaboard  to repurchase from time to time prior to August 31, 2009 up to $50,000,000 market value of its Common Stock in open market or privately negotiated purchases, of which $32,159,000 remained available at
September 29, 2007. As of September 29, 2007, Seaboard used cash to repurchase 8,643 shares of common stock at a total price of $17,841,000, including commissions of $22,000. The stock repurchase will be funded by cash on hand. Shares repurchased are retired and resume status of authorized and unissued shares. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be modified or suspended at any time at Seaboard's discretion.

See Note 6 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2007 increased by $122.9 million and $269.8 million, respectively, over the same periods in 2006, primarily reflecting the result of increased prices for commodities sold by the commodity trading business and, to a lesser extent, increased commodity trading volumes and higher volumes for marine cargo services.

Operating income decreased by $26.1 million and $73.7 million for the three and nine month periods of 2007, respectively, compared to the same periods in 2006. The decrease for both periods is primarily the result of higher feed costs for hogs, including the effect on LIFO reserves, primarily from the increased price of corn. The decrease for the nine month period also reflects the effect of the mark-to-market of derivatives in the Commodity Trading and Milling segment, and the pension settlement loss in the first quarter of 2007 as discussed in Note 5 to the Condensed Consolidated Financial Statements.

Pork Segment
                          Three Months Ended            Nine Months Ended
                      September 29, September 30,   September 29, September 30,
(Dollars in millions)     2007          2006            2007          2006

Net sales                $248.7        $255.9          $752.1        $753.3
Operating income         $ 11.3        $ 39.5          $ 45.2        $ 99.4

Net sales for the Pork segment decreased $7.2 million and $1.2 million for the three and nine month periods of 2007, respectively, compared to the  same  periods in 2006.  The decrease for the three month  period  is primarily the result of lower prices for pork products sold and lower domestic sales volume of pork products. The decrease for the nine month period is primarily the result of lower domestic sales volume of pork products partially offset by higher prices for pork products sold. In addition, partially offsetting these decreases were higher marketing fee income from increased number of head processed by Triumph Foods and, for the quarter, an increase in market hogs sold to third parties.

Operating income for the Pork segment decreased $28.2 million and $54.2 million for the three and nine month periods of 2007, respectively, compared to the same periods of 2006. The decreases primarily relate to higher feed costs, primarily from the increased price of corn, and, to a lesser extent for the nine month period, higher costs per hog for third party hogs used for processing. Also decreasing operating income for the three and nine month periods for 2007 compared to 2006 was an increase in the change in the LIFO reserve of $6.9 million and $14.5 million, respectively, primarily as a result of the higher feed costs. These higher costs were partially offset by increased marketing fee income discussed above.

Management is unable to predict future market prices for pork products or the cost of feed and third party hogs. During the last half of 2006, the price of corn began to rise significantly as the demand for corn increased due to, among other things, demand from ethanol plants. Also, over the past three years, market prices for pork products have been higher than historic norms while recent prices for pork products sold have declined. As a result of current market conditions and unpredictable grain prices, management is unable to predict whether this segment will remain profitable for the remainder of 2007.

Commodity Trading and Milling Segment

                          Three Months Ended            Nine Months Ended
                      September 29, September 30,   September 29, September 30,
(Dollars in millions)     2007          2006            2007          2006

Net sales                $281.0        $176.3          $751.1        $555.0
Operating income         $ 15.5        $  8.1          $ 21.6        $ 36.5
Income from foreign
  affiliates             $  0.7        $  1.0          $  3.2        $  5.0

Net sales for the Commodity Trading and Milling segment increased $104.7 million and $196.1 million for the three and nine month periods of 2007, respectively, compared to the same periods of 2006. The increases primarily reflect increased prices for commodities sold, especially for wheat, and, to a lesser extent, increased commodity trading volumes with third parties. The increased trading volumes to third parties are primarily a result of Seaboard expanding its business in new and existing markets.

Operating income for this segment increased $7.4 million and decreased $14.9 million for the three and nine month periods of 2007, respectively, compared to the same periods of 2006. The fluctuations for the three and nine month periods of 2007 compared to 2006 primarily reflects the $6.2 million and $7.8 million fluctuation, respectively, of marking to market the derivative contracts as discussed below. The increase for the three month period also is the result of increased commodity trading volumes as discussed above. The decrease for the nine month period also reflects lower margins from certain milling operations, especially in Zambia. The lower margins at certain milling locations are the result of less favorable market conditions, primarily from competitive pressures and higher wheat costs. Due in large part to the uncertain political and economic conditions in the countries in which Seaboard operates, management is unable to predict future sales and operating results, but anticipates positive operating income for the remainder of 2007 based on current market prices for commodities, excluding the potential effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income would have been lower by $7.4 million and $1.0 million for the three and nine month periods of 2007, respectively, while operating income for the three and nine months of 2006 would have been lower by $1.2 million and $8.8 million, respectively. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts, Seaboard does not perform the type of extensive record-keeping required to account for either type of derivative as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments will be primarily offset by realized margins as revenue is recognized.

Income from foreign affiliates for the three and nine month periods of 2007 decreased $0.3 million and $1.8 million, respectively, from the same 2006 periods as a result of less favorable market conditions. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, and increasing grain costs, management cannot predict future results.

Marine Segment

                          Three Months Ended            Nine Months Ended
                      September 29, September 30,   September 29, September 30,
(Dollars in millions)     2007         2006             2007          2006

Net sales                $204.6        $187.6          $601.5        $533.9
Operating income         $ 20.3        $ 24.4          $ 73.3        $ 67.4

Net sales for the Marine segment increased $17.0 million and $67.6 million for the three and nine month periods of 2007, respectively, compared to the same periods of 2006 primarily reflecting higher cargo volumes. Cargo volumes were higher as a result of continued favorable economic conditions in most markets served. Cargo rates overall remained relatively flat as a result of increased competition.

Operating  income  for  the  Marine segment decreased  $4.1  million  and increased $5.9 million for the three and nine month periods of 2007, respectively, compared to the same periods of 2006. The decrease for the three month period was primarily the result of higher drydock costs and increased fuel costs for vessels on a per unit shipped basis more than offsetting the increase in higher cargo volumes. For the nine month period, operating income increased as a result of higher cargo volumes only being partially offset by higher drydock expenses. Although management cannot predict changes in future volumes and cargo rates or to what extent changes in competition and economic conditions will impact net sales or operating income, it does expect this segment to remain profitable for the remainder of 2007, although lower than 2006.

Sugar and Citrus Segment

                          Three Months Ended            Nine Months Ended
                      September 29, September 30,   September 29, September 30,
(Dollars in millions)     2007          2006            2007          2006

Net sales                $ 37.1        $ 32.9          $ 88.8        $ 80.3
Operating income         $  3.5        $  4.6          $ 10.2        $ 12.4
Income (loss) from
 foreign affiliates      $ (0.1)       $  0.0          $  0.1        $ (1.1)

Net sales for the Sugar and Citrus segment increased $4.2 million and $8.5 million for the three and nine month periods of 2007, respectively, compared to the same periods of 2006. The increase for the quarter primarily reflects higher sugar prices and increased sales volumes from export sales. The increase for the nine months primarily reflects overall higher sugar prices partially offset by lower sales volume. Sales volumes decreased primarily from lower export sales as the result of fewer purchases of sugar from third parties for resale. Export prices increased during 2007 while Argentine prices increased to a lesser extent as governmental authorities continue to attempt to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict whether sugar prices will continue to increase. However, Seaboard expects to at least maintain its historical sales volume to Argentinean customers.

Operating income decreased $1.1 million and decreased $2.2 million for the three and nine month periods of 2007, respectively, compared to the same periods of 2006. The decreases are primarily the result of higher shipping and related costs incurred and expensed for the Citrus business during the third quarter of 2007 without related sales recognized as more citrus sales were deferred compared to the prior year. Such citrus sales are deferred until the final selling price is fixed and determinable, which should occur during the fourth quarter. The decrease for the nine months is also the result of higher administrative costs. Management expects operating income will remain positive for the remainder of 2007. A franchisee agreement was cancelled in the first quarter of 2006, which resulted in a loss from foreign affiliates in the amount of $1.1 million.

Power Segment

                          Three Months Ended            Nine Months Ended
                      September 29, September 30,   September 29, September 30,
(Dollars in millions)     2007          2006            2007          2006

Net sales                $ 26.2        $ 21.4          $ 67.2        $ 67.2
Operating income         $  2.6        $  1.1          $  4.6        $  6.2

Net sales for the Power segment increased $4.8 million and remained constant for the three and nine month periods of 2007, respectively, compared to the same periods of 2006. The increase for the three month period was the result of higher rates attributable primarily to higher fuel costs, a component of pricing, and, to a lesser extent, increased power production. For the nine month period, increased power production was offset by lower rates during 2007. At times during early 2007 and throughout 2006, Seaboard's power production was restricted by the regulatory authorities in the Dominican Republic (DR). The DR regulatory body schedules production based on the amount of funds available to pay for the power produced and the relative costs of the power produced.

Operating income increased $1.5 million and decreased $1.6 million for the three and nine month periods of 2007, respectively, compared to the same periods of 2006. The increase for the three month period is primarily the result of higher rates being in excess of higher fuel costs. The decrease for the nine month period is primarily the result of lower rates while fuel costs remained about the same. Management cannot predict future fuel costs or the extent to which the regulatory authority will restrict Seaboard's future production of power, although management expects this segment to remain profitable for the remainder of 2007.

All Other
                          Three Months Ended            Nine Months Ended
                      September 29, September 30,   September 29, September 30,
(Dollars in millions)     2007          2006            2007          2006

Net sales                $  3.7        $  4.4          $ 12.0        $ 13.3
Operating income         $  0.0        $  0.6          $  0.6        $  2.0
Loss from foreign
  affiliate              $ (0.3)       $ (0.5)         $ (1.7)       $ (1.4)

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $3.6 million and $14.7 million in the three and nine month periods of 2007, respectively, compared to the same periods of 2006. These increases are primarily the result of increased personnel costs principally related to the growth of the business. In addition, the increase for the nine month period is also a result of the $3.7 million pension settlement loss recognized in the first quarter of 2007 related to Mr. Bresky's retirement payment in February 2007 as discussed in Note 5 to the Condensed Consolidated Financial Statements. As a percentage of revenues, SG&A decreased to 5.3% and 5.6% for the 2007 three and nine month periods, respectively, compared to 5.8% and 5.7% for the same periods in 2006 primarily as a result of increased sales in the Commodity Trading and Milling and Marine segments.

Interest Expense

Interest expense decreased $1.4 million and $4.8 million in the three and nine month periods of 2007, respectively, compared to the same periods of 2006 reflecting the lower average level of borrowings during 2007 and lower average interest rates.

Interest Income

Interest income decreased $0.1 million and $1.5 million in the three and nine month periods of 2007, respectively, compared to the same periods of 2006 primarily reflecting a decrease in interest received on outstanding customer receivable balances in the Power segment, partially offset, for the nine month period, by an increase in average funds invested.

Minority and Other Noncontrolling Interests

Minority and other noncontrolling interests expense decreased $1.8 million and $5.0 million in the three and nine month periods of 2007, respectively, compared to the same periods of 2006 primarily as a result of no longer having the minority interest associated with the Daily's acquisition due to the equity interest being repurchased by Seaboard effective January 1, 2007. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Foreign Currency Gains (Losses)

Seaboard realized net foreign currency losses of $1.2 million and $2.6 million in the three and nine month periods of 2007, respectively, compared to losses of $1.9 million and gains of $0.5 million for the same periods in 2006. The changes for the three and nine month periods primarily relates to currency fluctuations in certain African operations of the Commodity Trading and Milling segment.

Miscellaneous, Net

Miscellaneous, net for the nine month period of 2007 includes a $4.1 million gain from a favorable settlement received in June 2007 related to a land expropriation in Argentina. This land settlement was recorded as miscellaneous income since the land was expropriated prior to Seaboard's purchase of the sugar and citrus business, thus never a part of the sugar and citrus operations recorded by Seaboard. For the three and nine month period of 2006, miscellaneous, net included income of $1.0 million and $1.9 million, respectively, from the decrease in the value of the put option related to the Daily's acquisition. On December 27, 2006, Seaboard entered into a Purchase Agreement to repurchase the 4.74% equity interest in Seaboard Foods LP from the former owners of Daily's, which resulted in the put option obligation being reduced to zero as of December 31, 2006. For the nine month period of 2006, miscellaneous, net included a mark-to-market gain of $3.4 million on interest rate exchange agreements. These interest rate agreements did not qualify as hedges for accounting purposes and all such agreements were terminated during the second quarter of 2006.

Income Tax Expense

The effective tax rate for the nine month period decreased during 2007 compared to 2006 primarily as a result of increased amounts of permanently deferred foreign earnings and lower amounts of domestic taxable income. During the third quarter of 2007, Seaboard revised its effective annual tax rate as a result of changes in the estimated percentage mix of foreign versus domestic income and change in valuation allowances resulting in a net benefit for the quarter.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of September 29, 2007. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls -There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially
affect,   Seaboard's   internal   control   over   financial   reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 25, 2007, the United States District Court for the Western District of Oklahoma approved the September 11, 2006 Consent Decree Seaboard Foods entered into with the United States related to alleged violations of the Clean Water Act, the Comprehensive Environmental Response, Compensation & Liability Act and the Clean Air Act. On October 23, 2007, Seaboard Foods paid a civil penalty of $105,000 and interest of $199.36, and may be required to pay an additional $150,000 in stipulated penalties. The interest and potential stipulated penalty payments result from a failure to timely pay the $105,000 civil penalty, failure to timely submit a report to the United States and failure to fully complete a certain provision of the Consent Decree related to protection of wet depressional areas. Seaboard Foods was late in paying and failed to comply with the other provisions described above because of outside counsel's failure to notify Seaboard Foods of the court approval of the Consent Decree. Seaboard Foods learned of entry of the Consent Decree on October 19, 2007, immediately reported the Consent Decree violations to the United States and was back in compliance with all provisions of the Consent Decree by October 23, 2007. Seaboard Foods had paid a portion of the civil penalty provided in the Consent Decree in October 2006 by paying $100,000 to participate in the National AFO/CAFO Air Emissions Agreement, which provides Seaboard Foods a safe harbor against any past violations of the Clean Air Act, if any.

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding Seaboard's purchase of its common stock during the quarter.

                  Issuer Purchases of Equity Securities
                                                                    Approximate
                                                                    Dollar
                                                       Total        Value
                                                       Number       of
                                                       of Shares    Shares
                                                       Purchased    that May
                                                       as Part      Yet Be
                                 Total       Average   of Publicly  Purchased
                                 Number of   Price     Announced    Under the
                                 Shares      Paid per  Plans        Plans or
Period                           Purchased   Share     or Programs  Programs

July 1 to July 31, 2007                -         n/a       n/a      $50,000,000
August 1 to August 31, 2007        2,157    $ 2,001.17    2,157     $45,683,469
September 1 to September 29, 2007  6,486    $ 2,085.13    6,486     $32,159,314
Total                              8,643    $ 2,064.18    8,643     $32,159,314

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $50 million shares of Seaboard common stock announced on August 8, 2007. An expiration date of August 31, 2009 has been specified for this authorization. All purchases were made through open-market purchases and all the repurchased shares have been retired.

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




                           DATE:  November 2, 2007

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