Form 10-K
period 2007-12-31
SEABOARD CORP /DE/
filed 2008-02-28
CIK 88121

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]         Accelerated filer [    ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)

Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act). Yes [  ]  No [X ]

The aggregate market value of the 354,625 shares of Seaboard voting stock held by nonaffiliates was approximately $831,595,625, based on the closing price of $2,345.00 per share on June 29, 2007, the end of Seaboard's second fiscal quarter. As of February 08, 2008, the number of shares of common stock outstanding was 1,244,278.24.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) Seaboard Corporation's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) - Parts I and II; and (2) Seaboard Corporation's definitive proxy statement filed pursuant to Regulation 14A for the 2008 annual meeting of stockholders -
Part III.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as:

-   statements that are not historical in nature, and

-   statements  preceded  by, followed by  or  that  include  the
    words   "believes,"  "expects,"  "may,"  "will,"   "should,"
    "could," "anticipates," "estimates," "intends" or similar expressions.

In more specific terms, forward-looking statements include, without limitation:

- statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items,

- statements regarding the plans and objectives of management for future operations,

-   statements of future economic performance,

-   statements   regarding   the  intent,   belief   or   current
    expectations of Seaboard and its management with respect to:

    (i) Seaboard's ability to obtain adequate financing and liquidity,

    (ii) the price of feed stocks and other materials used by Seaboard,

    (iii) the sale price or market conditions for pork, grains, sugar and other products and services,

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

    (vii) the stability of the Dominican Republic's economy, fuel cost and related spot market prices and collections of receivables in the Dominican Republic,

    (viii) the effect of the fluctuation in foreign currency exchange rates,

    (ix) statements concerning profitability or sales volume of any of Seaboard's segments,

    (x) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements, or

    (xi) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. The information contained in this Form 10-K and in other filings Seaboard makes with the Commission, including without limitation, the information under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, identifies important factors which could cause such differences.

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

Seaboard Flour LLC, a Delaware limited liability company, owns approximately 71.8 percent of the outstanding common stock of Seaboard. Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own the common units of Seaboard Flour LLC.

(b)  Financial Information about Industry Segments

The financial information relating to Industry Segments required by
Item 1 of Form 10-K is incorporated herein by reference to Note 13 of the Consolidated Financial Statements appearing on pages 56 through 59 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

(c)  Narrative Description of Business

  (1) Business Done and Intended to be Done by the Registrant

     (i) Principal Products and Services

     Pork Division - Seaboard, through its subsidiary Seaboard Foods LP, previously Seaboard Farms, Inc., engages in the businesses of hog production and pork processing in the United States. Through these operations, Seaboard produces and sells fresh and frozen pork products to further processors, foodservice operators, grocery stores, distributors and retail outlets throughout the United States. Internationally, Seaboard sells to distributors in Japan, Mexico and other foreign markets. Other further processing companies also purchase Seaboard's fresh and frozen pork products in bulk and produce products, such as lunchmeat, ham, bacon, and sausage. Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores. Seaboard also sells further processed pork products consisting primarily of raw and pre-cooked bacon from its two bacon further processing plants. Seaboard sells some of its fresh products under the brand name Prairie Freshr and its bacon and other further processed products under the Daily'sr brand name. Seaboard's hog processing plant is located in Guymon, Oklahoma, and operates at double shift capacity. Seaboard's bacon plants are located in Salt Lake City, Utah and Missoula, Montana. Seaboard also earns a commission, based on the number of head processed, to market all of the products produced by Triumph Foods LLC at their pork processing plant located in St. Joseph, Missouri.

     Seaboard's hog production operations consist of the breeding and raising of approximately 4.0 million hogs annually at facilities primarily owned or at facilities owned and operated by third parties with whom it has grower contracts. The hog production operations are located in the States of Oklahoma, Kansas, Texas and Colorado. As a part of the hog production operations, Seaboard produces specially formulated feed for the hogs at six owned feed mills. The remaining hogs processed are purchased from third party hog producers, primarily pursuant to purchase contracts.

     Beginning in 2008, Seaboard will begin production of biodiesel at a new facility being constructed in Guymon, Oklahoma. The biodiesel will be sold to a third party and will be produced from third party animal fat, vegetable oil and/or pork fat from Seaboard's Guymon pork processing plant.

     Commodity Trading and Milling Division - Seaboard's Commodity Trading and Milling Division, primarily through its subsidiaries, Seaboard Overseas Limited based in Bermuda, and Seaboard Overseas Trading and Shipping (PTY), Ltd. located in South Africa, markets wheat, corn, soybean meal and other similar commodities in bulk to third party customers and affiliated companies. These commodities are purchased from most growing regions worldwide, with primary destinations being Africa, South America, and the Caribbean. The division sources, transports and markets approximately 3.5 million tons of grains and proteins on an annual basis. Seaboard integrates the service of delivering commodities to its customers through the use of chartered bulk vessels and its eight owned bulk carriers.

     This division also operates milling and related businesses with 26 locations in 14 countries, which are primarily supplied by the trading locations discussed above. The grain processing businesses are operated through six consolidated and eight non-consolidated affiliates in Africa, the Caribbean and South America. These are flour, feed and maize milling businesses which produce approximately one and a half million metric tons of finished products per year. Most of the products produced by the milling operations are sold in the countries in which the products are produced or into adjacent countries.

     Marine Division - Seaboard, through its subsidiary, Seaboard Marine Limited, and various foreign affiliated companies and third party agents, provides containerized cargo shipping service to 25 countries between the United States, the Caribbean Basin, and Central and South America. Seaboard uses a network of offices and agents throughout the United States, Canada, Latin America and the Caribbean Basin to book both northbound and southbound cargo to and from the United States and between the countries it serves. Through agreements with a network of connecting carriers, Seaboard can transport cargo to and from numerous U.S. locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via vessel or received as import cargo from abroad.

     Seaboard's primary marine operation is located in Miami and includes a 70 acre terminal located at the Port of Miami and a 135,000 square foot warehouse for cargo consolidation and temporary storage. Seaboard also operates a 62 acre cargo terminal facility at the Port of Houston that includes approximately 690,000 square feet of on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. Seaboard also makes scheduled vessel calls in Philadelphia, Pennsylvania, Fernandina Beach, Florida, New
     Orleans, Louisiana and 40 foreign ports. At December 31, 2007, Seaboard's fleet consists of 12 owned and approximately 27 chartered vessels, thousands of dry, refrigerated and specialized containers and units of related equipment. Seaboard also provides cargo transportation service from its domestic ports of call to and from multiple foreign destinations where Seaboard does not make vessel calls through connecting carrier agreements with third party regional and global carriers.

     Sugar and Citrus Division - Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, is involved in the production and refining of sugar cane and the production and processing of citrus in Argentina. This division also purchases sugar and citrus in bulk from third parties within Argentina for subsequent resale. The sugar products are primarily sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States, South America and Europe while the citrus products are primarily exported to the global market. Seaboard grows a large portion of the sugar cane on more than 60,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a current processing capacity of approximately 230,000 metric tons of sugar and approximately four million gallons of alcohol per year. The sugar mill is one of the largest in Argentina. During 2008, it is anticipated that construction on the alcohol distillery operation will be completed to increase the alcohol production capacity to approximately 13 million gallons per year. In addition, approximately 3,000 acres of Seaboard's land in northern Argentina is planted with orange trees.

     Power Division - Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., operates as an independent power producer in the Dominican Republic. This operation is exempt from U.S. regulation under the Public Utility Holding Company Act of 1938, as amended. The business operates two floating barges with a system of diesel engines capable of generating a combined rated capacity of approximately 112 megawatts of electricity. Seaboard generates electricity into the local Dominican Republic power grid. Seaboard is not directly involved in the transmission or distribution of the electricity but does have contracts to sell directly to third party users. The barges are secured on the Ozama River in Santo Domingo, Dominican Republic. The electricity is sold at contracted pricing to certain large commercial users with contract terms extending from one to four years. Seaboard also sells power under a short-term contract to a government-owned distribution company. The remaining electricity is sold in the "spot market" at prevailing market prices, primarily to three wholly or partially government-owned electric distribution companies or other power producers who lack sufficient power production to service their customers.

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

     (ii) Status of Product or Segment

     The Pork segment is constructing a processing plant in Guymon, Oklahoma to produce biodiesel to be sold to a third party, which will be produced from third party animal fat, vegetable oil and/or pork fat from Seaboard's Guymon pork processing plant. Construction is expected to be completed in the first quarter of 2008. In addition, the Pork segment previously announced plans to expand its processed meats capabilities by constructing a separate further processing plant, primarily for bacon. Construction of this facility was anticipated to begin in the second half of 2007; however the timing of this facility has been delayed. Also, other alternatives to construction may be considered for this project including the acquisition of an existing facility.

     During 2007, the Pork segment constructed additional hog finishing space to allow hogs more time to reach the desired weight for processing at the Guymon plant. Additional hog finishing space is currently under construction and is expected to be completed in 2008. During 2008, it is anticipated that modifications will be made to the Guymon plant that will increase daily double shift processing capacity from approximately 16,800 to 18,500 hogs.

     In January 2007, Seaboard repurchased the 4.74% equity interest in its subsidiary, Seaboard Foods LP, from the former owners of Daily's. The former owners of Daily's had acquired this equity interest as part of Seaboard's 2005 acquisition of Daily's, a bacon processor located in the western United States.

     During 2006, Triumph Foods began production at its new pork processing plant located in St. Joseph, Missouri, and Seaboard began marketing the related pork products for a fee primarily based on the number of head processed by Triumph Foods. This plant has similar capacity to Seaboard's Guymon plant with the business based upon a similar integrated model as Seaboard's. Triumph Foods reached full double shift operating capacity during 2007. Seaboard's sales prices for its pork products are primarily based on an average sales price and mix of products sold from both Seaboard's and Triumph Food's hog processing plant.

     In late September 2007, Seaboard acquired a 40% non-controlling interest in a flour mill business located in Colombia for $8.5 million, including cash contributed into the business. During the fourth quarter of 2007, Seaboard acquired for $6.6 million a 50% non-controlling interest in a grain trading business in Peru. Both of these investments are accounted for using the equity method.

     Seaboard is a minority owner in a flour milling operation, located in Angola, which closed in 2005. Seaboard is exploring various alternatives to reopen or sell the operation.

     During 2007, Seaboard launched a plan to expand the Sugar & Citrus business. As part of this plan, Seaboard purchased land, planted an additional 15,000 acres of sugar cane and is in the process of expanding the alcohol distillery operations. This expansion has raised sugar production from approximately 200,000 metric tons per year to approximately 230,000 metric tons per year and, is anticipated to increase alcohol production capacity from approximately four million gallons per year to approximately 13 million gallons per year. The alcohol distillery expansion is expected to be completed in 2008.

     The Sugar and Citrus segment is in the process of developing a 40 megawatt cogeneration plant. This plant is expected to be completed in 2009.

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

     The Pork Division uses registered trademarks relating to its products, including Seaboard Farms, Prairie Fresh, A Taste Like No Other, Daily's, Daily's Premium Meats Since 1893, High Plains Bioenergy, Prairie Fresh Prime, Seaboard Foods, Buffet Brand and Seaboard Farms, Inc. Seaboard considers the use of these trademarks important to the marketing and promotion of its pork products.

     The Marine Division uses the trade name Seaboard Marine which is also a registered trademark. Seaboard believes there is significant recognition of the Seaboard Mariner trademark in the industry and by many of its customers.

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

     (vii) Depending on a Single Customer or Few Customers

     Seaboard does not have sales to any one customer equal to ten percent or more of consolidated revenues. The Pork division derives approximately 13 percent of its revenues from a few customers in Japan through one agent. The Power division sells power in the Dominican Republic to a limited number of contract customers and on the spot market accessed primarily by three wholly or partially government-owned distribution companies.

     Seaboard's Produce Division sells nearly all of its processed jalapeno peppers to one customer under a contract expiring in 2009. We do not believe the loss of this customer would have a material adverse effect on Seaboard's consolidated financial position or results of operations. No other division has sales to a few customers which, if lost, would have a material adverse effect on any such segment or on Seaboard taken as a whole.

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

     (xii) Environmental Compliance

     Seaboard is subject to numerous Federal, state and local provisions relating to the environment which require the expenditure of funds in the ordinary course of business. Seaboard does not anticipate making expenditures for these purposes, including expenditures with respect to the item disclosed in Item 3, Legal Proceedings, which, in the aggregate would have a material or significant effect on Seaboard's financial condition or results of operations.

     (xiii) Number of Persons Employed by Registrant

     As of December 31, 2007, Seaboard, excluding non-consolidated foreign affiliates, had 10,663 employees, of whom 5,622 were employed in the United States. Approximately 2,000 employees in Seaboard's Pork Division were covered by collective bargaining agreements as of December 31, 2007. Seaboard considers its employee relations to be satisfactory.

(d)  Financial Information about Geographic Areas

In addition to the narrative disclosure provided below, the financial information relating to export sales required by Item 1 of Form 10-K is incorporated herein by reference to Note 13 of Seaboard's Consolidated Financial Statements appearing on pages 56 through 59 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Seaboard considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located  to  be  satisfactory,  but these  foreign  operations  are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, sales price controls, currency inconvertibility and devaluation, and currency exchange controls. To minimize certain of these risks, Seaboard has insured certain investments in its affiliate flour mills in Angola, Democratic Republic of Congo, Haiti, Lesotho, Mozambique, Republic of Congo and Zambia, to the extent available and deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. As a result of recent presidential elections, Kenya is presently experiencing an increase in civil strife and unrest in certain parts of the country where Seaboard operates but, to date, this has not had any negative effect on Seaboard's flour and feed operations in that country. Currently, these situations are not expected to have any material effect on Seaboard's cash flows or results of operations. At the date of this report, Seaboard is not aware of any other situations referred to above which could have a material effect on Seaboard's business.

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

The Commission maintains an internet website that contains reports, proxy and information statements, and other information regarding electronic filers at www.sec.gov. Seaboard provides access to its most recent Form 10-K, 10-Q and 8-K reports, and any amendments to these reports, on its internet website, www.seaboardcorp.com, free of charge, as soon as reasonably practicable after those reports are electronically filed with the Commission.

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

  (3) Seaboard's Common Stock is Thinly Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held (71.8%) and thinly traded on a daily basis on the American Stock Exchange. Accordingly, the price of a share of common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis.

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

  (3) Seaboard's Ability to Obtain Appropriate Personnel at Remote Locations is Important to Seaboard's Business. The remote locations of the pork processing plant and live hog operations, the lack of immigration reform could negatively affect the availability and cost of labor. Seaboard is dependent on having sufficient properly trained operations personnel. Attracting and retaining qualified personnel is important to Seaboard's success. The inability to acquire and retain the services of such personnel could have a material adverse effect on Seaboard's operations.

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

  (7) If Seaboard's Pork Products Become Contaminated, We May be Subject to Product Liability Claims and Product Recalls. Pork products may be subject to contamination by disease producing organisms. These organisms are generally found in the environment and as a result, regardless of the manufacturing practices employed, there is a risk that they as a result of food processing could be present in Seaboard's processed pork products. Once contaminated products have been shipped for distribution, illness and death may result if the organisms are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on Seaboard's business, reputation, prospects, results of operations and financial condition.

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

 (10) Discontinuation of Tax Credits for Biodiesel Could Adversely Affect Seaboard's Results of Operations. Seaboard will obtain Federal and State tax credits for the biodiesel it produces and sells. The Federal tax credit is scheduled to be discontinued after 2008, and if not renewed could adversely affect Seaboard's results of operations.

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

  (4) This Segment Uses a Material Amount of Derivative Products to Manage Certain Market Risks. The commodity trading portion of the business enters into various commodity derivatives, foreign exchange derivatives and freight derivatives to create what management believes is an economic hedge for commodity trades it executes or intends to execute with its customers. From time to time, this portion of the business may enter into speculative derivative transactions related to its market risks. Failure to execute or improper execution of a derivative position or a firmly committed sale or purchase contract, a speculative transaction that closes without the desired result or exposure to counter party risk could have an adverse impact on the results of operations and liquidity.

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

  (2) Chartered Ships Are Subject to Fluctuating Rates. The largest expense for this division is time charter cost. Certain of the ships are under charters longer than one year while others are less than one year. These costs can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a charter contract for more or less than one year will be favorable to Seaboard's business. Accordingly, entering into long-term charter hire contracts during periods of decreasing charter hire costs or short term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on Seaboard's results of operation.

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

  (5) Seaboard is Subject to Complex Laws and Regulations that Can Adversely Affect the Cost, Manner or Feasibility of Doing Business. Increasingly stringent federal, state and local laws and domestic and international regulations governing worker health and safety, environmental protection, port and terminal security, and the operation of vessels significantly affect Seaboard's operations. Many aspects of the marine industry are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, and to regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions or the suspension or termination of Seaboard's operations or detention of its vessels.

(e) Sugar and Citrus Division

  (1) The Success of this Segment Depends on the Condition of the Argentinean Economy and Political Climate. This segment operates a sugar mill and alcohol production facility in Argentina, locally growing a substantial portion of the sugar cane processed at the mill. In addition, this segment also grows oranges in Argentina. The majority of the sales are within Argentina. Fluctuations in economic conditions or changes in the Argentine political climate can have an impact on the costs of operations, the sale price of products and export opportunities. In this regard, local sale prices are affected by sugar import duties imposed by the Argentine government, which affects the volume of sugar imported to and exported from that market. If import duties are changed, this could have a negative impact on Seaboard's sale price of sugar. In addition, the Argentine government attempts to control inflation through price controls on commodities, including sugar, which could adversely impact the local sales price of sugar and the results of operations for this segment.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

(1) Pork - Seaboard's Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995. It has a daily double shift capacity to process approximately 16,800 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. The plant is utilized at near capacity throughout the year. The Pork segment is making modifications to this facility that will increase daily double shift capacity from approximately 16,800 hogs to 18,500 hogs in 2008. Seaboard's hog production operations consist of the breeding and raising of approximately 4.0 million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This business owns and operates six centrally located feed mills which have a combined capacity to produce approximately 1,700,000 tons of formulated feed annually used primarily to support Seaboard's existing hog production, and has the capability of supporting additional hog production in the future. These facilities are located in Oklahoma, Texas, Kansas and Colorado. The Pork segment is constructing a processing plant in Guymon, Oklahoma with the capacity to produce 30.0 million gallons of biodiesel annually, which will be produced from third party animal fat, vegetable oil and/or pork fat from Seaboard's Guymon pork processing plant. Construction is expected to be completed in the first quarter of 2008.

Seaboard's Pork Division also owns two bacon further processing plants located in Salt Lake City, Utah and Missoula, Montana. These plants are utilized at or near capacity throughout the year, which is a combined daily smoking capacity of approximately 300,000 pounds of raw pork bellies.

(2) Commodity Trading and Milling - Seaboard's Commodity Trading and Milling Division owns, in whole or in part, grain-processing and related agribusiness operations in 14 countries which have the capacity to mill approximately 7,700 metric tons of wheat and maize per day. In addition, Seaboard has feed mill capacity of in excess of 128 metric tons per hour to produce formula animal feed. The milling operations located in Colombia, Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo, Sierra Leone, Uganda and Zambia own their facilities; in Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo and Sierra Leone the land on which the mills are located on is leased under long-term agreements; and, in Madagascar the milling facilities are leased. Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power, excess milling capacity in their competitive environment and European-subsidized wheat and flour exports. Seaboard also owns seven 9,000 metric-ton deadweight dry bulk carriers, one 23,400 metric ton deadweight dry bulk carrier, and "time charters" (the charter of a vessel, whereby the vessel owner is responsible to provide the captain and crew necessary to operate the vessel) under short-term agreements, between four and 27 bulk carrier ocean vessels with deadweights ranging from 4,000 to 64,000 metric tons.

(3) Marine - Seaboard's Marine Division leases a 135,000 square foot warehouse and 70 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations. Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling approximately 690,000 square feet for cargo storage. At December 31, 2007, Seaboard owned 12 ocean cargo vessels with deadweights ranging from 2,600 to 19,500 metric tons and time chartered under contracts ranging from one to three years, approximately 26 containerized ocean cargo vessels with deadweights ranging from 3,400 to 21,800 metric tons. In addition, Seaboard has one vessel with a deadweight of 4,800 metric tons under contract with a term under one year. Seaboard also owns or leases an aggregate of approximately 48,000 dry, refrigerated and specialized containers and units of related equipment.

(4) Sugar and Citrus - Seaboard's Argentine Sugar and Citrus Division owns more than 60,000 acres of planted sugarcane and approximately 3,000 acres of orange trees. Depending on local harvest and market conditions, this business also purchases third party sugar and citrus for resale. In addition, this division owns a sugar mill with a current capacity to process approximately 230,000 metric tons of sugar and approximately four million gallons of alcohol per year. This capacity is sufficient to process all of the cane harvested by this division and certain additional quantities harvested on behalf of the third party farmers in the region. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar produced. During 2008, it is anticipated construction will be completed on the alcohol distillery operation to increase the alcohol production capacity to approximately 13 million gallons per year. This division also owns a juice processing plant and fresh fruit packaging plant with capacity to produce approximately 5,000 tons of concentrated juice and package approximately 400,000 boxes of fresh fruit annually.

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

Item 3.  Legal Proceedings

The information required by Item 3 of Form 10-K is incorporated herein by reference to Note 11 of Seaboard's Consolidated Financial Statements appearing on page 53 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of Registrant

The following table lists the executive officers and certain significant employees of Seaboard. Generally, executive officers are elected at the annual meeting of the Board of Directors following the Annual Meeting of Stockholders and hold office until the next such annual meeting or until their respective successors are duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was elected.

Name (Age)                 Positions and Offices with Registrant and Affiliates

Steven J. Bresky (54)      President and Chief Executive Officer

Robert  L.  Steer (48)     Senior Vice President, Chief  Financial Officer

David  M.  Becker (46)     Vice President,  General  Counsel  and Secretary

Barry E. Gum (41)          Vice President, Finance and Treasurer

James L. Gutsch (54)       Vice President, Engineering

Ralph L. Moss (62)         Vice President, Governmental Affairs

David  S.  Oswalt (40)     Vice President, Taxation  and  Business Development

John  A. Virgo (47)        Vice President, Corporate Controller and
                           Chief Accounting Officer

Rodney K. Brenneman (43)   President, Seaboard Foods, LP

David  M. Dannov (46)      President, Seaboard Overseas and  Trading Group

Edward A. Gonzalez (42)    President, Seaboard Marine Ltd.

Mr. Steven J. Bresky has served as President and Chief Executive Officer since July 2006 and previously as Senior Vice President, International Operations of Seaboard from February 2001 to July 2006.

Mr. Steer has served as Senior Vice President, Chief Financial Officer of Seaboard since December 2006 and previously as Senior Vice President, Treasurer and Chief Financial Officer from 2001-2006.

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

Mr. Brenneman has served as President of Seaboard Foods, LP (previously Seaboard Farms Inc.) since June 2001.

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


                                 PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Seaboard's Board of Directors intends that Seaboard will continue to pay quarterly dividends, with the actual amount of any dividends being dependant upon such factors as Seaboard's financial condition, results of operations and current and anticipated cash needs, including capital requirements. As discussed in Note 8 of the consolidated financial statements appearing on pages 47 and 48 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report (which discussion is incorporated herein by reference), Seaboard's ability to declare and pay dividends is subject to limitations imposed by the note agreements referred to there.

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock, may be granted.

The following table sets forth information concerning any purchases made by or on behalf of Seaboard or any "affiliated purchaser" (as defined by applicable rules of the Commission) of shares of Seaboard's common stock during the fourth quarter of the fiscal year covered by this report.

Purchases  of  Equity  Securities  by  the  Issuer  and  Affiliated
Purchasers

                  Issuer Purchases of Equity Securities



                                                        Total       Approximate
                                                        Number      Dollar
                                                        of Shares   Value of
                                                        Purchased   Shares
                                                        as Part     that May
                                                        of          Yet Be
                                 Total       Average    Publicly    Purchased
                                 Number of   Price      Announced   Under the
                                 Shares      Paid per   Plans or    Plans or
Period                           Purchased   Share      Programs    Programs

September 30 to October 31, 2007        -       n/a          n/a    $32,159,314
November 1 to November 30, 2007     3,344    $1,480.92      3,344   $27,207,127
December 1 to December 31, 2007     5,102    $1,508.42      5,102   $19,511,158
Total                               8,446    $1,497.53      8,446   $19,511,158

All purchases during the quarter were made under the authorization from our Board of Directors announced on August 8, 2007 to purchase up to $50 million of shares of Seaboard common stock. An expiration date of August 31, 2009 has been specified for this authorization. All purchases were made through open-market purchases and all the repurchased shares have been retired.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 of Form 10-K is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 10 through 26 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  7A.   Quantitative and Qualitative Disclosures  About  Market
Risk

The information required by Item 7A of Form 10-K is incorporated herein by reference to (a) the material under the captions "Derivative Instruments and Hedging Activities" within Note 1 of Seaboard's Consolidated Financial Statements appearing on pages 37 and 38 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, and (b) the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 24 through 26 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K is incorporated herein by reference to Seaboard's "Quarterly Financial Data," "Report of Independent Registered Public Accounting Firm," "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Equity" and "Notes to Consolidated Financial Statements" appearing on page 9 and pages 28 through 59 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item   9.   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of December 31, 2007, Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures, as defined in Exchange Act rule 13a - 15(e). Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting - Information required by Item 9A of Form 10-K concerning management's report on Seaboard's internal control over financial reporting, as defined in Exchange Act rule 13a-15(f) is incorporated herein by reference to Seaboard's "Management's Report on Internal Control over Financial Reporting" appearing on page 27 of Seaboard's Annual Report to Stockholders furnished to the commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Registered Public Accounting Firm's Attestation Report - Information required by Item 9A of Form 10-K with respect to the registered public accounting firm's attestation report on
Seaboard's internal controls over financial reporting is incorporated herein by reference to "Report of Independent Registered Public Accounting Firm" appearing on page 29 of Seaboard's Annual Report to Stockholders furnished to the commission pursuant to Rule 14-3(b) and attached as Exhibit 13 to this report.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

                             PART III

Item  10.   Directors,  Executive Officers of  the  Registrant  and
Corporate Governance

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

In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under "Item 1: Election of Directors" appearing on page 5 of Seaboard's definitive proxy statement filed pursuant to Regulation 14A for the 2007 annual meeting of Stockholders ("2008 Proxy Statement"), (b) the disclosure relating to Seaboard's audit committee and "audit committee financial expert" and its director nomination procedures under "Board of Directors Information -- Committees of the Board -- Audit Committee" and "Board of Directors Information -- Director Nominations" appearing on pages 6 and 7 of the 2008 Proxy Statement, and (c) the disclosure relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 under "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 25 of the 2008 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under "Board of Directors Information -- Compensation of Directors" and "Employment Arrangements with Named Executive Officers" appearing on page 7 and pages 10 and 11 of the 2008 Proxy Statement, and (b) the disclosure relating to compensation of executive officers under "Executive Compensation and Other Information," "Benefit Plans" and "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Compensation Discussion and Analysis" appearing on pages 8 and 9, and pages 11 through 22 of the 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.

In addition to the information provided above, the information required by Item 12 of Form 10-K is incorporated herein by reference to the disclosure under "Principal Stockholders" and "Share Ownership of Management and Directors" appearing on page 4 of the 2008 Proxy Statement.

Item  13.   Certain  Relationships and  Related  Transactions,  and
Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under "Compensation Committee Interlocks and Insider Participation" appearing on pages 21 and 22 of the 2008 Proxy Statement, and the disclosure under "Board of Directors Information - Controlled Corporation" and "Board of Directors Information - Committees of the Board" appearing on page 6 of the 2008 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to the disclosure under "Item 2 Selection of Independent Auditors" appearing on pages 22 through 24 of the 2008 Proxy Statement.

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

     3.2 Seaboard's By-laws, as amended. Incorporated herein by reference to Exhibit 3.2 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

     4.1 Seaboard Corporation Note Purchase Agreement dated as of September 30, 2002 between Seaboard and various purchasers as listed in the exhibit. Incorporated herein by reference to Exhibit 4.3 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

     4.2 Seaboard Corporation $32,500,000 5.8% Senior Note, Series A, due September 30, 2009 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.4 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

     4.3 Seaboard Corporation $38,000,000 6.21% Senior Note, Series B, due September 30, 2009 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.5 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

     4.4 Seaboard Corporation $7,500,000 6.21% Senior Note, Series C, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.6 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

     4.5 Seaboard Corporation $31,000,000 6.92% Senior Note, Series D, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.7 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

     4.6 Seaboard Corporation Credit Agreement dated as of December 3, 2004 ($200,000,000 revolving credit facility expiring on December 2, 2009). Incorporated herein by reference to
            Exhibit 4.14 of Seaboard's Form 10-K for fiscal year ended December 31, 2004.

     4.7    Amendment  No.  1    to    Seaboard   Corporation   Credit
            Agreement   dated  December  3,  2004        ($200,000,000
            revolving credit facility expiring on December 2, 2009). Incorporated herein by reference to Exhibit 4.1 of Seaboard's Form 10-Q for the quarter ended July 2, 2005

     4.8 Notice of Reduction of Aggregate Commitments (from $200,000,000 to $100,000,000) under Credit Agreement dated as of December 3, 2004 among Seaboard Corporation, Bank of America, N.A., Scotia Capital, Inc., Harris Trust and Savings Bank and SunTrust Bank and the Other Lenders Party Hereto Incorporated herein by reference to Exhibit 4.1 of Seaboard's Form 10-Q for the quarter ended October 1, 2005

     10.1* Seaboard Corporation Executive Retirement Plan, 2005 Amendment and Restatement dated March 6, 2006, amending and restating the Seaboard Corporation Executive Retirement Plan dated November 5, 2004. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

     10.2* Seaboard Corporation Executive Deferred Compensation Plan dated December 29, 2005, amending and restating the Seaboard Corporation Executive Deferred Compensation Plan dated January 1, 1999. Incorporated herein by reference to Exhibit 10.3 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

     10.3* Seaboard Corporation Executive Retirement Plan Trust dated November 5, 2004 between Seaboard Corporation and Robert L. Steer as trustee. Incorporated herein by reference to Exhibit 10.2 of Seaboard's Form 10-Q for the quarter ended October 2, 2004.

     10.4* Seaboard Corporation Investment Option Plan dated December 18, 2000. Incorporated herein by reference to
            Exhibit 10.7 of Seaboard's Form 10-K for fiscal year ended December 31, 2000.

     10.5 Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods LLC, and for certain limited purposes only, the members of Triumph Foods LLC. Incorporated herein by reference to
            Exhibit  10.2  of  Seaboard's Form 8-K dated  February  3,
            2004.

     10.6* Seaboard Corporation Retiree Medical Benefit Plan dated March 4, 2005. Incorporated herein by reference to
            Exhibit 10.10 of Seaboard's Form 10-K for fiscal year ended December 31, 2004.

     10.7* Seaboard Corporation Executive Officers' Bonus Policy. Incorporated herein by reference to Exhibit 10.10 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

     10.8* Employment Agreement between Seaboard Corporation and Steven J. Bresky dated July 1, 2005. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-Q for the quarter ended July 2, 2005.

     10.9* Employment Agreement between Seaboard Corporation and Robert L. Steer dated July 1, 2005. Incorporated herein by reference to Exhibit 10.2 of Seaboard's Form 10-Q for the quarter ended July 2, 2005.

     10.10* Employment   Agreement   between  Seaboard Farms, Inc. and
            Rodney K. Brenneman dated July 1, 2005. Incorporated herein by reference to Exhibit 10.3 of Seaboard's Form 10-Q for the quarter ended July 2, 2005.

     10.11* Employment    Agreement   between  Seaboard Corporation and
            Edward A. Gonzalez dated July 1, 2005. Incorporated herein by reference to Exhibit 10.14 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

     10.12* Seaboard        Corporation      Nonqualified      Deferred
            Compensation Plan dated December 29, 2005. Incorporated herein by reference to Exhibit 10.15 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

     10.13* Amendment  to   Employment   Agreement  between    Seaboard
            Corporation and Edward A. Gonzalez dated August 8, 2006. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-Q for the quarter ended July 1, 2006.

     10.14* Employment   Agreement  between  Seaboard  Corporation  and
            David M. Dannov dated July 1, 2006. Incorporated herein by reference to Exhibit 10.17 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

     10.15* Second    Amendment   to   Employment   Agreement   between
            Seaboard Corporation and Edward A. Gonzalez dated January 17, 2007. Incorporated herein by reference to Exhibit
            10.18  of  Seaboard's  Form 10-K   for  fiscal  year  ended
            December 31, 2006.

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

                      SEABOARD CORPORATION

By    /s/Steven J. Bresky               By    /s/Robert L. Steer
      Steven J. Bresky, President and         Robert L. Steer,
      Chief Executive Officer                 Senior Vice President,
      (principal executive officer)           Chief Financial Officer
                                              (principal financial officer)

Date: February 28, 2008                 Date: February 28, 2008



By    /s/John A. Virgo
      John A. Virgo, Vice President, Corporate
      Controller and Chief Accounting Officer
      (principal accounting officer)

Date: February 28, 2008



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

By    /s/Steven J. Bresky               By    /s/Kevin M. Kennedy
      Steven J. Bresky, Director and          Kevin M. Kennedy, Director
      Chairman of the Board

Date: February 28, 2008                 Date: February 28, 2008



By    /s/David A. Adamsen               By    /s/Joseph E. Rodrigues
      David A. Adamsen, Director              Joseph E. Rodrigues, Director

Date: February 28, 2008                 Date: February 28, 2008



By    /s/Douglas W. Baena
      Douglas W. Baena, Director

Date: February 28, 2008

 SEABOARD CORPORATION AND SUBSIDIARIES
     Index to Consolidated Financial Statements and Schedule
                      Financial Statements


                                                               Stockholders'
                                                            Annual Report Page

Report of Independent Registered Public Accounting Firm             28

Consolidated Statement of Earnings for the years
 ended December 31, 2007, December 31, 2006 and
 December 31, 2005                                                  30

Consolidated Balance Sheets as of December 31, 2007
 and December 31, 2006                                              31

Consolidated Statement of Cash Flows for the years
 ended December 31, 2007, December 31, 2006 and
 December 31, 2005                                                  32

Consolidated Statement of Changes in Equity for the
 years ended December 31, 2007, December 31, 2006 and
 December 31, 2005                                                  33

Notes to Consolidated Financial Statements                          34

The foregoing is incorporated herein by reference.

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


II - Valuation and Qualifying Accounts for the years ended
     December 31, 2007, 2006 and 2005                              F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Seaboard Corporation:

Under date of February 28, 2008, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the December 31, 2007 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report dated February 28, 2008 contains an explanatory paragraph that states the Company adopted Statement of Financial
Accounting  Standards No. 158, Employers' Accounting for  Defined
Benefit Pension and Other Postretirement Plans, in 2006.

                                   KPMG LLP

Kansas City, Missouri
February 28, 2008


                                                      Schedule II
              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)



                                   Balance at      Provision   Net deductions    Balance at
                                beginning of year     (1)           (2)          end of year
Year ended December 31, 2007:

  Allowance for doubtful accounts   $14,638          1,401         (7,979)         $ 8,060

Year ended December 31, 2006:

  Allowance for doubtful accounts   $16,155          2,479         (3,996)         $14,638

Year ended December 31, 2005:

  Allowance for doubtful accounts   $14,524          3,987         (2,356)         $16,155


(1) The allowance for doubtful accounts provision is charged to selling, general and administrative expenses.

(2)    Includes   write-offs  net  of  recoveries  and   currency
translation adjustments.
