Form 10-Q
period 2008-03-29
SEABOARD CORP /DE/
filed 2008-04-29
CIK 88121

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 29, 2008

                                   OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from__________________ to ________________

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [ X ]           Accelerated filer [   ]
  Non-accelerated filer   [   ] (Do not check if a smaller reporting company)
                                          Smaller reporting company [   ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes    .   No  X .

     There were 1,243,909 shares of common stock, $1.00 par value per share, outstanding on April 21, 2008.

                                      Total pages in filing - 19 pages

 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements


                      SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                 (Thousands of dollars except per share amounts)
                                 (Unaudited)

                                                        Three Months Ended
                                                      March 29,    March 31,
                                                        2008         2007

Net sales:
   Products                                         $  745,900   $  512,951
   Services                                            218,849      197,814
   Other                                                28,919       18,383
Total net sales                                        993,668      729,148

Cost of sales and operating expenses:
   Products                                            681,241      461,168
   Services                                            185,942      150,270
   Other                                                25,335       16,640
Total cost of sales and operating expenses             892,518      628,078

Gross income                                           101,150      101,070

Selling, general and administrative expenses            41,768       44,252

Operating income                                        59,382       56,818

Other income (expense):
   Interest expense                                     (2,826)      (3,542)
   Interest income                                       4,272        4,641
   Income from foreign affiliates                        3,948        1,416
   Minority and other noncontrolling interests             (26)         (77)
   Foreign currency loss, net                           (1,733)      (3,304)
   Miscellaneous, net                                    3,446          586
Total other income (expense), net                        7,081         (280)

Earnings before income taxes                            66,463       56,538

Income tax benefit (expense)                             3,564       (7,183)

Net earnings                                        $   70,027   $   49,355

Earnings per common share                           $    56.28   $    39.13

Dividends declared per common share                 $     0.75   $     0.75

Average number of shares outstanding                 1,244,205    1,261,367

    See accompanying notes to condensed consolidated financial statements.

                       SEABOARD CORPORATION AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets
                               (Thousands of dollars)
                                    (Unaudited)

                                                      March 29,   December 31,
                                                        2008          2007

                            Assets

Current assets:

   Cash and cash equivalents                       $   40,261    $   47,346

   Short-term investments                             293,474       286,660

   Receivables, net                                   392,772       359,313

   Inventories                                        437,195       392,946

   Deferred income taxes                               19,920        19,558

   Other current assets                                87,046        77,710

Total current assets                                1,270,668     1,183,533

Investments in and advances to foreign affiliates      65,256        60,706

Net property, plant and equipment                     755,093       730,395

Goodwill                                               40,628        40,628

Intangible assets, net                                 30,493        30,895

Other assets                                           51,239        47,542

Total assets                                       $2,213,377    $2,093,699

           Liabilities and Stockholders' Equity

Current liabilities:

   Notes payable to banks                          $  159,836    $   85,088

   Current maturities of long-term debt                11,077        11,912

   Accounts payable                                   118,175       135,398

   Other current liabilities                          187,148       190,530

Total current liabilities                             476,236       422,928

Long-term debt, less current maturities               125,400       125,532

Deferred income taxes                                 100,905       105,697

Other liabilities                                      86,123        84,343

Total non-current and deferred liabilities            312,428       315,572

Minority and other noncontrolling interests               971           971

Stockholders' equity:

   Common stock of $1 par value,
     Authorized 4,000,000 shares;
     issued and outstanding 1,243,909 and 1,244,278
      shares                                            1,244         1,244

   Accumulated other comprehensive loss               (77,695)      (78,651)

   Retained earnings                                1,500,193     1,431,635

Total stockholders' equity                          1,423,742     1,354,228

Total liabilities and stockholders' equity         $2,213,377    $2,093,699

   See accompanying notes to condensed consolidated financial statements.

                         SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows
                                 (Thousands of dollars)
                                      (Unaudited)

                                                           Three Months Ended
                                                           March 29,  March 31,
                                                             2008       2007

Cash flows from operating activities:
   Net earnings                                            $ 70,027  $  49,355
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                         21,283     18,783
       Income from foreign affiliates                        (3,948)    (1,416)
       Other investment income, net                          (1,520)      (420)
       Foreign currency exchange losses                       7,975          -
       Minority and noncontrolling interest                      26         77
       Deferred income taxes                                 (5,364)      (822)
       Gain from sale of fixed assets                          (461)      (515)
   Changes in current assets and liabilities:
        Receivables, net of allowance                       (32,152)    36,618
        Inventories                                         (44,504)   (14,760)
        Other current assets                                 (9,858)    (5,130)
        Current liabilities, exclusive of debt              (20,537)   (39,005)
   Other, net                                                 3,807      7,456
Net cash from operating activities                          (15,226)    50,221

Cash flows from investing activities:
   Purchase of short-term investments                       (63,658)  (752,131)
   Proceeds from the sale of short-term investments          49,896    767,495
   Proceeds from the maturity of short-term investments       5,459      2,432
   Investments in and advances to foreign affiliates, net        42      1,978
   Capital expenditures                                     (47,663)   (39,019)
   Repurchase of minority interest in a controlled
    subsidiary                                                    -    (30,000)
   Proceeds from the sale of fixed assets                       727        639
   Other, net                                                (1,185)    (1,219)
Net cash from investing activities                          (56,382)   (49,825)

Cash flows from financing activities:
   Notes payable to banks, net                               67,034        853
   Principal payments of long-term debt                        (989)    (1,990)
   Repurchase of common stock                                  (536)         -
   Dividends paid                                              (933)      (946)
   Other, net                                                   (26)       (40)
Net cash from financing activities                           64,550     (2,123)

Effect of exchange rate change on cash                          (27)       390

Net change in cash and cash equivalents                      (7,085)    (1,337)

Cash and cash equivalents at beginning of year               47,346     31,369

Cash and cash equivalents at end of period                 $ 40,261  $  30,032

     See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries ("Seaboard"). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard's investments in non-controlled affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2007 as filed in its Annual Report on Form 10-K. Seaboard's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard's year-end is December 31.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141R), "Business Combinations." This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. This statement also requires that acquisition-related costs of the acquirer be recognized separately from the business combination and will generally be expensed as incurred. Seaboard will be required to adopt this statement as of January 1, 2009. The impact of adopting SFAS 141R will be limited to any future business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Seaboard will be required to adopt this statement as of January 1, 2009. The adoption of SFAS 160 will not have a material impact on Seaboard's financial position or net earnings.

In February 2008, the FASB issued FASB Staff Position 157-2 which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Seaboard will be required to adopt SFAS 157 for these nonfinancial assets and nonfinancial liabilities as of January 1, 2009. Management believes the adoption of SFAS 157 deferral provisions will not have a material impact on Seaboard's financial position or net earnings.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." This statement will change the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, net earnings, and cash flows. Seaboard will be required to adopt this statement as of January 1, 2009. The adoption of SFAS 161 will not have a material impact on Seaboard's financial position or net earnings.

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

Note 3 - Inventories

The   following  is  a  summary  of  inventories  at  March  29,  2008  and
December 31, 2007:

                                                         March 29, December 31,
(Thousands of dollars)                                     2008       2007

At lower of LIFO cost or market:
      Live hogs and materials                             $201,373  $181,019
      Fresh pork and materials                              24,800    18,550
                                                           226,173   199,569
      LIFO adjustment                                      (30,653)  (23,509)
         Total inventories at lower of LIFO cost or market 195,520   176,060

At lower of FIFO cost or market:
      Grain, primarily wheat and corn, and soybean meal    128,836   100,082
      Sugar produced and in process                         34,807    35,180
      Other                                                 38,366    33,782
         Total inventories at lower of FIFO cost or market 202,009   169,044

Grain, flour and feed at lower of weighted average cost or
  market                                                    39,666    47,842
         Total inventories                                $437,195  $392,946

Note 4 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. There have not been any material changes in unrecognized income tax benefits since December 31, 2007. Interest related to unrecognized tax benefits and penalties were not material for the three months ended March 29, 2008.

Note 5 - Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements". This statement established a single authoritative definition of fair value when accounting rules require the use of fair value, set out a framework for measuring fair value, and required additional disclosures about fair-value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

Seaboard adopted SFAS 157 on January 1, 2008 with the exception of nonfinancial assets and nonfinancial liabilities that were deferred by FASB Staff Position 157-2 as discussed in Note 1 to the Condensed Consolidated Financial Statements. As of March 29, 2008, Seaboard has not applied SFAS 157 to goodwill and intangible assets in accordance with FASB Staff Position 157-2.

SFAS 157 discusses valuation techniques, such as the market approach (prices and other relevant information generated by market conditions involving identical or comparable assets or liabilities), the income approach (techniques to convert future amounts to single present amounts based on market expectations including present value techniques and option-pricing), and the cost approach (amount that would be required to replace the service capacity of an asset which is often referred to as replacement cost). SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:     Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:   Unobservable inputs that reflect the reporting entity's own assumptions.

The following table shows assets and liabilities measured at fair value on a recurring basis as of March 29, 2008 and also the level within the fair value hierarchy used to measure each category of assets.

                                       Quoted Prices
                                        In Active      Significant
                                       Markets for        Other     Significant
                              Balance   Identical      Observable  Unobservable
                             March 29,    Assets         Inputs       Inputs
(Thousands of dollars)         2008     (Level 1)      (Level 2)     (Level 3)

 Assets:
Available-for-sale securities  $293,474   $ 26,870      $266,604       $    -
Deferred compensation plans      29,775     21,218         8,557            -
Derivatives                      19,409      9,448         9,961            -
 Total Assets                  $342,658   $ 57,536      $285,122       $    -
 Total Liabilities-Derivatives $ 10,544   $  6,652      $  3,892       $    -

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities." This statement provided companies with an option to report selected financial assets and liabilities at fair value. This statement was effective for Seaboard as of January 1, 2008; however Seaboard did not elect the option to report any of the selected financial assets and liabilities at fair value.

Note 6 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. As a result of its liquidity and tax positions, in April 2007 Seaboard made a deductible contribution in the amount of $10,000,000 for the 2006 plan year. At this time management does not plan on making any additional contributions in 2008 for the 2007 or 2008 plan year. Additionally, Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management is considering funding alternatives, but currently has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The late Mr. H. H. Bresky retired as President and CEO of Seaboard effective July 6, 2006. As a result of Mr. Bresky's retirement, he was entitled to a lump sum payment of $8,709,000 from Seaboard's Executive Retirement Plan. Under IRS regulations, there is a six month delay of benefit payments for key employees and thus Mr. Bresky was not paid his lump sum until February 2007. This lump sum payment exceeded the Company's service and interest cost components under this plan and thus required Seaboard to recognize a portion of its actuarial losses.
However, Seaboard was not relieved of its obligation until the settlement was paid in 2007. Accordingly, the settlement loss of
$3,671,000 was not recognized until February 2007 in accordance with Statement of Financial Accounting Standards No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension for Termination Benefits."

The net periodic benefit cost of these plans was as follows:

                                                     Three Months Ended
                                                    March 29,   March 31,
(Thousands of dollars)                                2008        2007

Components of net periodic benefit cost:
 Service cost                                       $ 1,395     $ 1,219
 Interest cost                                        1,960       1,407
 Expected return on plan assets                      (1,681)     (1,247)
 Amortization and other                                 369         510
 Settlement loss                                          -       3,671
 Net periodic benefit cost                          $ 2,043     $ 5,560

Note 7 - Commitments and Contingencies

During the fourth quarter of 2005, Seaboard's subsidiary, Seaboard Marine, received a notice of violation letter from U.S. Customs and Border Protection demanding payment of a significant penalty for an alleged failure to manifest narcotics in connection with Seaboard Marine's shipping operations, in violation of a federal statute and regulation. In response to Seaboard Marine's petition for relief, the amount of the penalty has been reduced to an amount which will not have a material adverse effect on the consolidated financial statements of Seaboard. Seaboard is reviewing the reduction and will continue to have discussions with U.S. Customs and Border Protection toward a possible further reduction in the penalty of Seaboard.

Seaboard is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of March 29, 2008, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,978,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considered the likelihood of loss to be remote.

As of March 29, 2008, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed credit facilities by $56,471,000. Included in these amounts are LCs totaling $42,688,000, which support the Industrial Development Revenue Bonds included as long-term debt and $13,708,000 of LCs related to insurance coverages.

Note 8 - Stockholders' Equity and Accumulated Other Comprehensive Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                                      Three Months Ended
                                                      March 29, March 31,
(Thousands of dollars)                                  2008      2007

Net earnings                                          $70,027   $49,355
Other comprehensive income
net of applicable taxes:
Foreign currency translation adjustment                   430      (480)
Unrealized gains (losses) on investments                  299       566
Unrecognized pension cost                                 227     2,603
Amortization of deferred gain on interest rate swaps        -       (43)

Total comprehensive income                            $70,983   $52,001

The components of and changes in accumulated other comprehensive loss for the three months ended March 29, 2008 are as follows:

                                          Balance                  Balance
                                        December 31,   Period     March 29,
(Thousands of dollars)                      2007       Change       2008

Foreign currency translation adjustment  $(58,719)    $   430     $(58,289)
Unrealized gain on investments              1,149         299        1,448
Unrecognized pension cost                 (21,081)        227      (20,854)

Accumulated other comprehensive loss     $(78,651)    $   956     $(77,695)

With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $5,465,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On  August  7,  2007,  the  Board of Directors authorized  Seaboard  to
repurchase  from  time  to  time  prior  to  August  31,  2009  up   to
$50,000,000 market value of its Common Stock in open market or privately negotiated purchases, of which $18,975,000 remained available at March 29, 2008. During the first quarter of 2008, Seaboard repurchased 369 shares of common stock at a cost of $536,000. Shares repurchased are retired and resume status of authorized and unissued shares.

Note 9 - Segment Information

Seaboard has an investment in a Bulgarian wine business (the Business). Since March 2007, this business has been unable to make its scheduled loan payments and has been in technical default on its bank debt. During the fourth quarter of 2007, Seaboard signed an agreement to allow a bank to take majority ownership of the Business resulting in a loss of significant influence by Seaboard. Accordingly, in the fourth quarter of 2007 Seaboard discontinued using the equity method of accounting and wrote-off the remaining investment balance. Seaboard recorded 50% of the losses from the Business in 2007.

The Pork segment has $28,372,000 of goodwill and $24,000,000 of other intangibles not subject to amortization in connection with its acquisition of Daily's in 2005. The fair value of these intangible assets as of December 31, 2007 is partially based on certain scenarios that include management's ability and intention to grow and expand Daily's through construction or acquisition of additional capacity. However, based in part on recent market conditions, management is currently evaluating such future plans for expanding Daily's capacity. Accordingly, depending on the ultimate outcome of management's decision for the future plans of expanding Daily's capacity, there is a possibility that some amount of either this goodwill or other intangible assets, or both, could be deemed impaired during some future period including fiscal 2008, which may result in a material charge to earnings.

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

Sales to External Customers:

                                  Three Months Ended
                                 March 29,   March 31,
(Thousands of dollars)             2008        2007

Pork                            $238,915    $241,647
Commodity Trading and Milling    479,891     246,688
Marine                           210,940     191,059
Sugar and Citrus                  31,038      27,333
Power                             28,919      18,383
All Other                          3,965       4,038
   Segment/Consolidated Totals  $993,668    $729,148

Operating Income (Loss):

                                  Three Months Ended
                                 March 29,   March 31,
(Thousands of dollars)             2008        2007

Pork                            $ (4,842)   $ 20,911
Commodity Trading and Milling     49,072      10,228
Marine                            10,880      27,496
Sugar and Citrus                   3,173       4,615
Power                              2,359         471
All Other                            158         115
   Segment Totals                 60,800      63,836
Corporate Items                   (1,418)     (7,018)
   Consolidated Totals          $ 59,382    $ 56,818

Income (Loss) from Foreign Affiliates:

                                  Three Months Ended
                                 March 29,   March 31,
(Thousands of dollars)             2008        2007

Commodity Trading and Milling   $  3,936    $  2,355
Sugar and Citrus                      12         126
All Other                              -      (1,065)
   Segment/Consolidated Totals  $  3,948    $  1,416

Total Assets:

                                 March 29, December 31,
(Thousands of dollars)             2008        2007

Pork                          $  821,007  $  783,288
Commodity Trading and Milling    483,628     447,211
Marine                           248,871     231,278
Sugar and Citrus                 177,184     171,978
Power                             65,961      64,647
All Other                          7,555       6,993
   Segment Totals              1,804,206   1,705,395
Corporate Items                  409,171     388,304
   Consolidated Totals        $2,213,377  $2,093,699

Investments in and Advances to Foreign Affiliates:

                                 March 29, December 31,
(Thousands of dollars)             2008        2007

Commodity Trading and Milling $   64,082  $   59,538
Sugar and Citrus                   1,174       1,168
  Segment/Consolidated Totals $   65,256  $   60,706

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of March 29, 2008 decreased $0.3 million from December 31, 2007. Cash used for capital expenditures was $47.7 million and cash used for operating activities was $15.2 million for the three months ended March 29, 2008. These uses of cash were funded by an increase in notes payable. Cash from operating activities decreased $65.4 million for the 2008 quarter compared to the 2007 quarter, primarily as the result of increases in working capital needs in the Commodity Trading and Milling segment, primarily for increased amounts of receivables and inventory, and the Pork segment, primarily for increased amounts of inventory.

Acquisitions, Capital Expenditures and Other Investing Activities

During the three months ended March 29, 2008, Seaboard invested $47.7 million in property, plant and equipment, of which $25.0 million was expended in the Pork segment, $0.5 million was expended in the Commodity Trading and Milling segment, $14.5 million in the Marine segment, and $7.4 million in the Sugar and Citrus segment. The Pork segment spent $15.6 million on constructing additional hog finishing space and the biodiesel plant. The Marine segment spent $12.7 million to purchase cargo carrying and handling equipment. In the Sugar and Citrus segment, the capital expenditures were primarily for expansion of cane growing operations, development of the cogeneration plant and expansion of alcohol distillery operations. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2008 management has budgeted capital expenditures totaling $125.0 million. In April, 2008, the Pork segment entered into an agreement to build and operate a majority-owned ham-boning and processing plant in Mexico. The total cost of this plant is expected to be $12.0 million with approximately $10.0 million to be spent in 2008. This plant is currently expected to be completed in early 2009. In addition, the Pork segment plans to spend $17.6 million for additional hog finishing space, improvements to existing hog facilities, upgrades to the Guymon pork processing plant and additional facility upgrades and related equipment. The Commodity Trading and Milling segment plans to spend $5.0 million primarily for milling
facility  upgrades  and  related equipment.   The  Marine  segment  has
budgeted $66.0 million primarily for the potential purchase of two containerized cargo vessels, additional cargo carrying and handling equipment and the expansion of existing port facilities. The Sugar and Citrus segment plans to spend $25.8 million primarily for the development of a 40 megawatt cogeneration plant, expansion of cane growing operations and completion of the expansion of alcohol distillery operations. The balance of $0.6 million is planned to be spent in all other businesses. Management anticipates funding these capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

The Pork segment previously announced plans to expand its processed meats capabilities by constructing a separate further processing plant, primarily for bacon, at an approximate cost of $45.0 million; however the timing of this facility is uncertain. In addition, other alternatives to construction may be considered for this project including the acquisition of an existing facility. As a result, capital expenditures during 2008 for this project, if any, have not been determined at this time. In addition, Seaboard has decided not to proceed with any investment in the previously announced consortium to construct two coal-fired 305 megawatt electric generating plants in the Dominican Republic.

Financing Activities and Debt

As of March 29, 2008, Seaboard had committed lines of credit totaling $100.0 million and uncommitted lines totaling $190.6 million. Borrowings outstanding under the committed lines of credit totaled $43.0 million and borrowings under the uncommitted lines of credit totaled $116.8 million as of March 29, 2008. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed credit lines by $56.5 million primarily representing $42.7 million for Seaboard's outstanding Industrial Development Revenue Bonds and $13.7 million related to insurance coverages.

Seaboard's remaining 2008 scheduled long-term debt maturities total $10.9 million. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity and available borrowing capacity.

On August 7, 2007, the Board of Directors authorized Seaboard to repurchase from time to time prior to August 31, 2009 up to $50.0 million market value of its Common Stock in open market or privately negotiated purchases, of which $19.0 million remained available at March 29, 2008. For the quarter ended March 29, 2008, Seaboard used cash to repurchase 369 shares of common stock at a total price of $0.5 million. The remaining stock repurchase will be funded by cash on hand. Shares repurchased are retired and resume status of authorized and unissued shares. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be modified or suspended at any time at Seaboard's discretion.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales increased to $993.7 million for the first quarter of 2008 compared to $729.1 million for the first quarter of 2007. The increase primarily reflects the result of significant price increases for commodities sold by the commodity trading business and, to a lesser extent, increased commodity trading volumes.

Operating income increased to $59.4 million in 2008, compared to $56.8 million during the first quarter of 2007. The increase for the quarter is primarily the result of higher commodity trading margins that are not expected to repeat and also reflects the $17.3 million fluctuation of marking to market the derivative contracts, both as discussed below. The increase was partially offset by higher feed costs for hogs, including the effect on LIFO reserves, from the increased price of corn and soybean meal, and lower margins on marine cargo services as a result of increased fuel and other costs.

Pork Segment
                                                  Three Months Ended
                                                  March 29, March 31,
(Dollars in millions)                               2008      2007

Net sales                                          $238.9    $241.6
Operating income (loss)                            $ (4.8)   $ 20.9

Net sales for the Pork segment decreased $2.7 million in the first quarter of 2008 compared to the first quarter of 2007. The decrease for the quarter is primarily the result of lower prices for pork products sold partially offset by higher sales volume of pork products. Overall, export net sales were up as export sales volumes increased more than export sale prices decreased. Overall, domestic net sales were down as domestic sale prices decreased more than domestic volumes increased.

Operating income for the Pork segment decreased $25.7 million in the first quarter of 2008 compared to the first quarter of 2007. The decrease primarily relates to higher feed costs from the increased price of corn and soybean meal. The decline was also attributable to lower prices for pork products discussed above and the impact of using the LIFO method for determining certain inventory costs. LIFO decreased operating income by $7.1 million in 2008 compared to a decrease of $2.4 million in the first quarter of 2007, primarily as a result of higher feed costs. Partially offsetting the decrease in operating income were commodity derivative gains and lower costs for third party hogs used for processing.

Management is unable to predict future market prices for pork products or the cost of feed and third party hogs. Feed costs continue to rise significantly, primarily from the higher cost of corn and soybean meal as demand has increased due to, among other things, the demand for corn by ethanol plants. Without a noted improvement in current market conditions including feed costs, management expects to incur additional losses during the remainder of 2008. In addition, as discussed in Note 9 to the Condensed Consolidated Financial Statements, depending on management's future plans for expansion of Daily's, there is a possibility that some amount of either goodwill or other intangible assets, or both, could be deemed impaired during some future period including fiscal 2008, which may result in a material charge to earnings.

Commodity Trading and Milling Segment

                                                  Three Months Ended
                                                  March 29, March 31,
(Dollars in millions)                               2008      2007

Net sales                                          $479.9    $246.7
Operating income                                   $ 49.1    $ 10.2
Income from foreign affiliates                     $  3.9    $  2.4

Net sales for the Commodity Trading and Milling segment increased $233.2 million in the first quarter of 2008 compared to the first quarter of 2007. The increase primarily reflects significant price increases for commodities sold by the commodity trading business, especially for wheat, and, to a lesser extent, increased commodity trading volumes with third parties. The increased trading volumes to third parties are primarily a result of Seaboard expanding its business in new and existing markets.

Operating income for this segment increased $38.9 million in the first quarter of 2008 compared to the first quarter of 2007. The increase primarily reflects certain long inventory positions, principally wheat, previously taken by Seaboard which provided higher than average
commodity   trading   margins  as  the  price  of   these   commodities
significantly increased to historic highs at the time of sale. However, depending on future commodity prices, management does not expect to be able to repeat these significant favorable margins for the remainder of 2008. The fluctuation also reflects the $17.3 million fluctuation of marking to market the derivative contracts as discussed below and, to a lesser extent increased commodity trading volumes as discussed above.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current fluctuations in the commodity markets, management is unable to predict future sales and operating results, but anticipates positive operating income for the remainder of 2008 based on current market prices for commodities, excluding the potential effects of marking to market derivative contracts. However, the current unprecedented high level of grain prices increase certain business risks for each of the commodity trading, consolidated milling and foreign affiliate operations in this segment. Those risks, including holding high priced inventory or the potential for reduced sales volumes, can increase if governments impose sales price controls, grain prices fall significantly and competitors hold lower priced positions, or customers default, which could result in write-downs of inventory values and an increase in bad debt expense. If any one or more of these conditions develop, the result may materially lower operating income and could result in operating losses for any one or all of the commodity trading, consolidated milling and foreign affiliate operations.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income would have been lower by $17.2 million for the first quarter of 2008, while operating income would have been higher by $0.2 million for the first quarter of 2007. While management believes its commodity futures and options, foreign exchange contracts and forward freight agreements are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts,
Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments will be primarily offset by realized margins as revenue is recognized. Accordingly, these mark-to-market gains could reverse in future quarters in 2008.

Income from foreign affiliates in the first quarter of 2008 increased by $1.5 million compared to the first quarter of 2007. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, and increasing grain costs, management cannot predict future results.

Marine Segment

                                                  Three Months Ended
                                                  March 29, March 31,
(Dollars in millions)                               2008      2007

Net sales                                          $210.9    $191.1
Operating income                                   $ 10.9    $ 27.5

Net sales for the Marine segment increased $19.8 million in the first quarter of 2008 compared to the first quarter of 2007, reflecting higher cargo volumes and higher cargo rates. Cargo volumes were higher as a result of the expansion of services provided in certain markets and continued favorable economic conditions in most Latin American markets served. Cargo rates were higher in certain markets primarily as a result of higher cost-recovery surcharges for fuel.

Operating income for the Marine segment decreased $16.6 million for the first quarter of 2008 compared to the first quarter of 2007. The decrease was primarily the result of significantly higher fuel costs for vessels on a per unit shipped basis in excess of higher cost-recovery surcharges noted above. Operating income was also decreased by higher costs on a per unit shipped basis for various operating costs such as stevedoring, equipment, charter hire and owned-vessel operating costs, and trucking. Although management cannot predict changes in future volumes and cargo rates or to what extent changes in economic conditions and operating cost increases will impact net sales or operating income, it does expect this segment to remain profitable for the remainder of 2008, although significantly lower than 2007.

Sugar and Citrus Segment

                                                  Three Months Ended
                                                  March 29, March 31,
(Dollars in millions)                               2008      2007

Net sales                                          $ 31.0    $ 27.3
Operating income                                   $  3.2    $  4.6
Income from foreign affiliates                     $  0.0    $  0.1

Net sales for the Sugar and Citrus segment increased $3.7 million in the first quarter of 2008 compared to the first quarter of 2007. The increase primarily reflects higher domestic sugar prices. Although domestic Argentine sugar prices increased, governmental authorities continue to attempt to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict whether sugar prices will continue to increase. Seaboard expects to at least maintain its historical sales volume to Argentinean customers.

Operating income decreased $1.4 million in the first quarter of 2008 compared to the first quarter of 2007. The decrease is the result of higher administrative costs and lower overall margins on sugar sales from a higher percentage mix of purchased third party sugar for resale, which has a significantly lower margin compared to sugar produced by Seaboard. Management expects operating income will remain positive for the remainder of 2008.

Power Segment

                                                  Three Months Ended
                                                  March 29, March 31,
(Dollars in millions)                               2008      2007

Net sales                                          $ 28.9    $ 18.4
Operating income                                   $  2.4    $  0.5

Net sales for the Power segment increased $10.5 million in the first quarter of 2008 compared to the first quarter of 2007 primarily reflecting higher rates. The higher rates were attributable primarily to higher fuel costs, a component of pricing. Operating income increased $1.9 million in the first quarter of 2008 compared to the first quarter of 2007. The increase is primarily the result of higher rates being in excess of higher fuel costs. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs, although management expects this segment to remain profitable for the remainder of 2008.

All Other

                                                  Three Months Ended
                                                  March 29, March 31,
(Dollars in millions)                               2008      2007

Net sales                                          $  4.0    $  4.0
Operating income                                   $  0.2    $  0.1
Loss from foreign affiliate                        $    -    $ (1.1)

Net sales and operating income primarily represents results from the jalapeno pepper operations. The loss from foreign affiliate reflects Seaboard's share of losses from its equity method investment in a Bulgarian wine business. During the fourth quarter of 2007, Seaboard signed an agreement to allow a bank to take majority ownership of the wine business resulting in a loss of significant influence by Seaboard. Accordingly, Seaboard discontinued using the equity method of accounting. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of this business.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased by $2.5 million in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of a $3.7 million pension settlement loss recognized in the first quarter of 2007 related to Mr. Bresky's retirement payment in February 2007 as discussed in Note 6 to the Condensed Consolidated Financial Statements. As a percentage of revenues, SG&A decreased to 4.2% in the first quarter of 2008 compared to 6.1% for the first quarter of 2007 primarily as a result of increased sales in the Commodity Trading and Milling segment and, to a lesser extent, the pension settlement loss noted above.

Foreign Currency Losses

Seaboard realized net foreign currency losses of $1.7 million in the first quarter of 2008 compared with $3.3 million of losses in the first quarter of 2007. The fluctuation for the quarter primarily relates to exchange gains realized in certain South American countries for the Marine segment.

Miscellaneous, Net

Miscellaneous, net was $3.4 million in the first quarter of 2008 compared to $0.6 million in the first quarter of 2007. The fluctuation primarily reflects income in 2008 of $1.8 million in the Power segment related to the settlement of a receivable, not related to its business, purchased at a discount and, to a lesser extent, increased income of $0.9 million from the mark-to-market of commodity futures and options contracts that management does not view as economic hedges of its operations.

Income Tax Expense

The effective tax rate decreased in 2008 compared to 2007 resulting in a tax benefit for 2008 primarily based on a projected domestic taxable loss compared to permanently deferred foreign earnings for 2008.

OTHER FINANCIAL INFORMATION

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141R), "Business Combinations." This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. This statement also requires that acquisition-related costs of the acquirer be recognized separately from the business combination and will generally be expensed as incurred. Seaboard will be required to adopt this statement as of January 1, 2009. The impact of adopting SFAS 141R will be limited to any future business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Seaboard will be required to adopt this statement as of January 1, 2009. The adoption of SFAS 160 will not have a material impact on Seaboard's financial position or net earnings.

In February 2008, the FASB issued FASB Staff Position 157-2 which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Seaboard will be required to adopt SFAS 157 for these nonfinancial assets and nonfinancial liabilities as of January 1, 2009. Management believes the adoption of SFAS 157 will not have a material impact on Seaboard's financial position or net earnings.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." This statement will change the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, net earnings, and cash flows. Seaboard will be required to adopt this statement as of January 1, 2009. The adoption of SFAS 161 will not have a material impact on Seaboard's financial position or net earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchase and sale contracts, and forward freight agreements. From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of March 29, 2008. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2007.

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

                  Issuer Purchases of Equity Securities

                                                                    Approximate
                                                                    Dollar
                                                       Total        Value
                                                       Number       of
                                                       of Shares    Shares
                                                       Purchased    that May
                                                       as Part      Yet Be
                                 Total      Average    of Publicly  Purchased
                                 Number of  Price      Announced    Under the
                                 Shares     Paid per   Plans or     Plans or
Period                           Purchased  Share      Programs     Programs

January 1 to January 31, 2008         -       n/a         n/a      $19,511,158
February 1 to February 29, 2008       -       n/a         n/a      $19,511,158
March 1 to March 29, 2008           369    $ 1,452        369      $18,975,441
Total                               369    $ 1,452        369      $18,975,441

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $50.0 million of Seaboard common stock announced on August 8, 2007. An expiration date of August 31, 2009 has been specified for this authorization. All purchases were made through open-market purchases and all the repurchased shares have been retired.

Item 4. Submission of Matters to a Vote of Security Holders

The  annual  meeting  of stockholders was held  on  April  28,  2008  in
Auburndale, Massachusetts. Two items were submitted to a vote as described in Seaboard's Proxy Statement dated March 14, 2008. The following table briefly describes the proposals and results of the stockholders' vote.

                                              Votes in      Votes
                                               Favor       Withheld

1.To elect the following persons as directors.

   Steven J. Bresky                           1,143,126.24   77,570
   David A. Adamsen                           1,154,499.24   66,197
   Douglas W. Baena                           1,154,468.24   66,228
   Kevin M. Kennedy                           1,154,487.24   66,209
   Joseph E. Rodrigues                        1,154,426.24   66,270

                                              Votes in      Votes      Votes
                                               Favor       Against   Abstaining

2.To ratify selection of KPMG LLP as
  independent auditors for 2008.              1,219,514.24    1,022      160

There were no broker nonvotes on any matter.

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

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:
(i)  Seaboard's  ability  to obtain adequate financing  and  liquidity,
(ii)  the  price of feed stocks and other materials used  by  Seaboard,
(iii) the sales price or market conditions for pork, grains, sugar and other products and services, (iv) statements concerning management's expectations of recorded tax effects under existing circumstances, (v) the ability of the Commodity Trading and Milling segment to successfully compete in the markets it serves and the volume of business and working capital requirements associated with the competitive trading environment, (vi) the charter hire rates and fuel prices for vessels, (vii) the stability of the Dominican Republic's economy, fuel costs and related spot market prices and collection of receivables in the Dominican Republic, (viii) the effect of the fluctuation in foreign currency exchange rates, (ix) statements concerning profitability or sales volume of any of Seaboard's segments,
(x) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements, or (xi) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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




                           DATE:  April 29, 2008
                           Seaboard Corporation


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