Form 10-Q
period 2008-06-28
SEABOARD CORP /DE/
filed 2008-08-06
CIK 88121

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 28, 2008

                                   OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _________________

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

     There were 1,243,909 shares of common stock, $1.00 par value per share, outstanding on July 21, 2008.

                                      Total pages in filing - 20 pages

 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements



                         SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Earnings
                    (Thousands of dollars except per share amounts)
                                      (Unaudited)

                                    Three Months Ended       Six Months Ended
                                  June 28,    June 30,    June 28,    June 30,
                                    2008        2007        2008        2007
Net sales:
   Products                     $  731,123  $  507,645  $1,477,023  $1,020,596
   Services                        234,410     211,957     453,259     409,771
   Other                            34,418      22,617      63,337      41,000
Total net sales                    999,951     742,219   1,993,619   1,471,367

Cost of sales and operating
 expenses:
   Products                        719,546     479,264   1,400,787     940,432
   Services                        202,101     167,626     388,043     317,896
   Other                            30,074      19,919      55,409      36,559
Total cost of sales and
 operating expenses                951,721     666,809   1,844,239   1,294,887

Gross income                        48,230      75,410     149,380     176,480

Selling, general and
 administrative expenses            45,134      40,948      86,902      85,200

Operating income                     3,096      34,462      62,478      91,280

Other income (expense):
   Interest expense                 (3,011)     (3,381)     (5,837)     (6,923)
   Interest income                   4,154       5,402       8,426      10,043
   Income (loss) from foreign
    affiliates                       1,865        (142)      5,813       1,274
   Minority and other
    noncontrolling interests          (210)        196        (236)        119
   Foreign currency gain (loss),
     net                             2,358       1,873         625      (1,431)
   Other investment income, net      6,936       1,352       8,456       1,772
   Miscellaneous, net                 (831)      4,230       1,095       4,396
Total other income (expense), net   11,261       9,530      18,342       9,250

Earnings before income taxes        14,357      43,992      80,820     100,530

Income tax benefit (expense)         6,606      (1,335)     10,170      (8,518)

Net earnings                    $   20,963  $   42,657  $   90,990  $   92,012

Earnings per common share       $    16.85  $    33.82  $    73.14  $    72.95

Dividends declared per common
 share                          $     0.75  $     0.75  $     1.50  $     1.50

Average number of shares
 outstanding                     1,243,909   1,261,367   1,244,055   1,261,367

     See accompanying notes to condensed consolidated financial statements.

                      SEABOARD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Thousands of dollars)
                                  (Unaudited)

                                                     June 28,   December 31,
                                                      2008          2007

                 Assets

Current assets:
   Cash and cash equivalents                      $   58,620    $   47,346
   Short-term investments                            256,232       286,660
   Receivables, net                                  379,747       359,313
   Inventories                                       456,592       392,946
   Deferred income taxes                              20,007        19,558
   Other current assets                              104,397        77,710
Total current assets                               1,275,595     1,183,533

Investments in and advances to foreign affiliates     68,150        60,706

Net property, plant and equipment                    762,649       730,395

Goodwill                                              40,628        40,628

Intangible assets, net                                30,090        30,895

Other assets                                          53,144        47,542

Total assets                                      $2,230,256    $2,093,699

       Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                         $  127,352    $   85,088
   Current maturities of long-term debt                9,900        11,912
   Accounts payable                                  139,994       135,398
   Other current liabilities                         197,747       190,530
Total current liabilities                            474,993       422,928

Long-term debt, less current maturities              124,728       125,532

Deferred income taxes                                 95,982       105,697

Other liabilities                                     88,504        84,343

Total non-current and deferred liabilities           309,214       315,572

Minority and other noncontrolling interests            2,209           971

Stockholders' equity:

   Common stock of $1 par value,

     Authorized 4,000,000 shares;

     issued and outstanding 1,243,909 and 1,244,278
      shares                                           1,244         1,244

   Accumulated other comprehensive loss              (77,627)      (78,651)

   Retained earnings                               1,520,223     1,431,635

Total stockholders' equity                         1,443,840     1,354,228

Total liabilities and stockholders' equity        $2,230,256    $2,093,699

   See accompanying notes to condensed consolidated financial statements.

                        SEABOARD CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                               (Thousands of dollars)
                                     (Unaudited)

                                                         Six Months Ended
                                                      June 28,       June 30,
                                                        2008           2007

Cash flows from operating activities:

   Net earnings                                     $  90,990    $    92,012

   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                   43,430         38,747
       Income from foreign affiliates                  (5,813)        (1,274)
       Other investment income, net                    (8,456)        (1,772)
       Foreign currency exchange losses                 1,389              -
       Minority and other noncontrolling interest         236           (119)
       Deferred income taxes                          (10,526)         1,382
       Gain from sale of fixed assets                    (251)          (730)
   Changes in current assets and liabilities:
        Receivables, net of allowance                 (16,102)        28,866
        Inventories                                   (62,923)       (10,963)
        Other current assets                          (25,553)       (15,198)
        Current liabilities, exclusive of debt         11,508         (3,474)
   Other, net                                           7,329           (398)
Net cash from operating activities                     25,258        127,079

Cash flows from investing activities:
   Purchase of short-term investments                (130,028)    (1,351,064)
   Proceeds from the sale of short-term investments   137,131      1,351,301
   Proceeds from the maturity of short-term
    investments                                        22,421         16,167
   Investments in and advances to foreign
    affiliates, net                                      (458)            46
   Capital expenditures                               (77,275)       (80,174)
   Repurchase of minority interest in a controlled
    subsidiary                                              -        (30,053)
   Proceeds from the sale of fixed assets               1,809          1,213
   Other, net                                          (2,139)        (1,450)
Net cash from investing activities                    (48,539)       (94,014)

Cash flows from financing activities:
   Notes payable to banks, net                         38,502            734
   Principal payments of long-term debt                (2,963)       (28,789)
   Repurchase of common stock                            (536)             -
   Dividends paid                                      (1,866)        (1,892)
   Other, net                                             996            (82)
Net cash from financing activities                     34,133        (30,029)

Effect of exchange rate change on cash                    422            153

Net change in cash and cash equivalents                11,274          3,189

Cash and cash equivalents at beginning of year         47,346         31,369

Cash and cash equivalents at end of period          $  58,620    $    34,558

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

During the second quarter of 2008, an accounting error at the Marine segment was discovered in previously issued financial statements. The error arose in the Marine segment's consolidation and intercompany elimination process of its foreign outport operations. The error, if properly recorded, would have decreased sales and net earnings in
2006 by $2,101,000, decreased sales and net earnings in 2007 by $4,171,000 and decreased sales and net earnings in the first quarter of 2008 by $964,000. As the effect on prior periods was not considered material, an adjustment to decrease sales and net earnings by $7,236,000 was recorded in the second quarter of 2008.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R) (SFAS
141R), "Business Combinations." This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. This statement also requires that acquisition-related costs of the acquirer be recognized separately from the business combination and will generally be expensed as incurred. Seaboard will be required to adopt this statement as of January 1, 2009. The impact of adopting SFAS 141R will be applicable to any future business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Seaboard will be required to adopt this statement as of January 1, 2009. Management believes the adoption of SFAS 160 will not have a material impact on Seaboard's financial position or net earnings.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." This statement will change the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, net earnings, and cash flows. Seaboard will be required to adopt this statement as of January 1, 2009. Management believes the adoption of SFAS 161 will not have a material impact on Seaboard's financial position or net earnings.

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

Note 3 - Inventories

The following is a summary of inventories at June 28, 2008 and December 31, 2007:

                                                         June 28,  December 31,
(Thousands of dollars)                                     2008        2007

At lower of LIFO cost or market:
  Live hogs and materials                                $211,286    $181,019
  Fresh pork and materials                                 22,537      18,550
                                                          233,823     199,569
  LIFO adjustment                                         (53,160)    (23,509)
       Total inventories at lower of LIFO cost or market  180,663     176,060

At lower of FIFO cost or market:
  Grains and oilseeds                                     163,176     100,082
  Sugar produced and in process                            28,201      35,180
  Other                                                    49,839      33,782
       Total inventories at lower of FIFO cost or market  241,216     169,044

Grain, flour and feed at lower of weighted average cost
 or market                                                 34,713      47,842
        Total inventories                                $456,592    $392,946

Note 4 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. There have not been any material changes in unrecognized income tax benefits since December 31, 2007. Interest related to unrecognized tax benefits and penalties were not material for the six months ended June 28, 2008.

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

Seaboard adopted SFAS 157 on January 1, 2008 with the exception of nonfinancial assets and nonfinancial liabilities that were deferred by FASB Staff Position 157-2 as discussed in Note 1 to the Condensed Consolidated Financial Statements. As of June 28, 2008, Seaboard has not applied SFAS 157 to goodwill and intangible assets in accordance with FASB Staff Position 157-2.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of June 28, 2008 and also the level within the fair value hierarchy used to measure each category of assets.

                                        Quoted Prices
                                         In Active    Significant
                                         Markets for    Other      Significant
                                Balance   Identical   Observable   Unobservable
                                June 28,   Assets       Inputs       Inputs
(Thousands of dollars)            2008    (Level 1)   (Level 2)     (Level 3)

  Assets:
Available-for-sale securities   $256,232   $38,968    $217,264        $   -
Deferred compensation plans       30,028    21,099       8,929            -
Derivatives                       14,049    13,222         827            -
  Total Assets                  $300,309   $73,289    $227,020        $   -
  Total Liabilities-Derivatives $  9,064   $ 7,536    $  1,528        $   -

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

The net periodic benefit cost of these plans was as follows:

                                       Three Months Ended   Six Months Ended
                                        June 28, June 30,   June 28, June 30,
(Thousands of dollars)                     2008     2007       2008     2007

Components of net periodic benefit cost:
 Service cost                            $1,242   $1,236     $2,637   $2,455
 Interest cost                            1,810    1,447      3,770    2,854
 Expected return on plan assets          (1,432)  (1,527)    (3,113)  (2,774)
 Amortization and other                     418      493        787    1,003
 Settlement loss                              -        -          -    3,671
 Net periodic benefit cost               $2,038   $1,649     $4,081   $7,209

Note 7 - Commitments and Contingencies

During the fourth quarter of 2005, Seaboard's subsidiary, Seaboard Marine, received a notice of violation letter from U.S. Customs and Border Protection demanding payment of a significant penalty for an alleged failure to manifest narcotics in connection with Seaboard Marine's shipping operations, in violation of a federal statute and regulation. In response to Seaboard Marine's petition for relief, the amount of the penalty has been reduced to an amount which will not have a material adverse effect on the consolidated financial statements of Seaboard. Seaboard is reviewing the reduction and will continue to discuss with U.S. Customs and Border Protection a further reduction in the penalty.

Seaboard is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of June 28, 2008, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,978,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of June 28, 2008, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed credit facilities by $56,471,000. Included in these amounts are LCs totaling $42,688,000, which support the Industrial Development Revenue Bonds included as long-term debt and $13,708,000 of LCs related to insurance coverages.

Commitments

On May 30, 2008, Seaboard Marine Ltd. ("Seaboard Marine"), entered into an Amended and Restated Terminal Agreement with Miami-Dade County ("County") for Marine Terminal Operations ("Amended Terminal Agreement"), pursuant to which Seaboard Marine renewed its existing Terminal Agreement with the County at the Port of Miami. The Amended Terminal Agreement will enable Seaboard Marine to continue its existing operations at the Port of Miami. The Amended Terminal Agreement has a term through September 30, 2028, with two five-year renewal options, the exercise of which are subject to certain conditions. The total minimum payments over the initial term of the Amended Terminal Agreement approximate $283,000,000. This minimum amount could increase if certain conditions are met. In addition, the Amended Terminal Agreement requires Seaboard Marine to fund approximately $5,000,000 in terminal upgrades subject to certain conditions. The Amended Terminal Agreement also requires the County to make certain improvements to Seaboard Marine's container yard and adjacent berths at the Port of Miami.

Note 8 - Stockholders' Equity and Accumulated Other Comprehensive Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                          Three Months Ended  Six Months Ended
                                            June 28, June 30, June 28, June 30,
(Thousands of dollars)                        2008     2007     2008     2007

Net earnings                                $20,963  $42,657  $90,990  $92,012
Other comprehensive income
 net of applicable taxes:
  Foreign currency translation adjustment       896      740    1,326      260
  Unrealized gains (losses) on investments     (692)  (1,277)    (393)    (711)
  Unrecognized pension cost                    (136)     357       91    2,960
  Amortization of deferred gain on interest
   rate swaps                                     -      (43)       -      (86)

Total comprehensive income                  $21,031  $42,434  $92,014  $94,435

The components of and changes in accumulated other comprehensive loss for the six months ended June 28, 2008 are as follows:

                                           Balance                 Balance
                                         December 31,   Period     June 28,
(Thousands of dollars)                      2007        Change       2008

Foreign currency translation adjustment  $(58,719)      $1,326     $(57,393)
Unrealized gain on investments              1,149         (393)         756
Unrecognized pension cost                 (21,081)          91      (20,990)

Accumulated other comprehensive loss     $(78,651)      $1,024     $(77,627)

With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $6,471,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On  August  7,  2007,  the  Board of Directors authorized  Seaboard  to
repurchase  from  time  to  time  prior  to  August  31,  2009  up   to
$50,000,000 market value of its Common Stock in open market or privately negotiated purchases, of which $18,975,000 remained available at June 28, 2008. For the six months ended June 28, 2008, Seaboard repurchased 369 shares of common stock at a cost of $536,000. Shares repurchased are retired and resume status of authorized and unissued shares.

Note 9 - Segment Information

The Pork segment has $28,372,000 of goodwill and $24,000,000 of other intangible assets not subject to amortization in connection with its acquisition of Daily's in 2005. Previously, the fair value of these intangible assets was partially based on certain scenarios that included management's ability and intention to grow and expand Daily's through construction or acquisition of additional capacity. During the second quarter of 2008 management decided to indefinitely delay any such future plans for expanding Daily's capacity. As of June 28, 2008, Seaboard conducted its annual evaluation for impairment of this goodwill and other intangible assets and, based on current market conditions indicating projected future sale price increases and related levels of estimated operating margins, determined there is no impairment. However, if market conditions do not produce projected future sale price increases or additional processed meats sales volumes, and related levels of estimated operating margins, there is a possibility that some amount of either this goodwill or other intangible assets not subject to amortization, or both, could be deemed impaired during some future period including fiscal 2008, which may result in a charge to earnings.

Seaboard has an investment in a Bulgarian wine business (the Business). Beginning in March 2007, this business had been unable to make its scheduled loan payments and had been in technical default on its bank debt. During the fourth quarter of 2007, Seaboard signed an agreement to allow a bank to take majority ownership of the Business resulting in a loss of significant influence by Seaboard. Accordingly, in the fourth quarter of 2007

Seaboard discontinued using the equity method of accounting and wrote-off the remaining investment balance. Seaboard recorded 50% of the losses from the Business in 2007 in the "All Other" segment. In June 2008, Seaboard received $1,078,000 from another shareholder of the Business in exchange for the assignment by Seaboard to the shareholder of all rights to Seaboard's previous loans and advances to the Business. The proceeds of this transaction are recorded in Other Investment Income.

The following tables set forth specific financial information about each segment as reviewed by Seaboard's management. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income, along with income or losses from foreign affiliates for the Commodity Trading and Milling segment, is used as the measure of evaluating segment performance because management does not consider interest, other investment income and income tax expense on a segment basis.

Sales to External Customers:

                                 Three Months Ended       Six Months Ended
                                  June 28,  June 30,     June 28,    June 30,
(Thousands of dollars)              2008      2007         2008        2007

Pork                             $288,329  $261,691   $  527,244  $  503,338
Commodity Trading and Milling     407,573   223,401      887,464     470,089
Marine                            229,714   205,813      440,654     396,872
Sugar and Citrus                   36,044    24,463       67,082      51,796
Power                              34,418    22,615       63,337      40,998
All Other                           3,873     4,236        7,838       8,274
   Segment/Consolidated Totals   $999,951  $742,219   $1,993,619  $1,471,367

Operating Income (Loss):

                                 Three Months Ended       Six Months Ended
                                  June 28,  June 30,     June 28,    June 30,
(Thousands of dollars)              2008      2007         2008        2007

Pork                             $(26,399) $ 12,992   $  (31,241) $   33,903
Commodity Trading and Milling      13,112    (4,155)      62,184       6,073
Marine                             13,611    25,540       24,491      53,036
Sugar and Citrus                    2,726     2,032        5,899       6,647
Power                               3,057     1,546        5,416       2,017
All Other                             551       487          709         602
   Segment Totals                   6,658    38,442       67,458     102,278
Corporate Items                    (3,562)   (3,980)      (4,980)    (10,998)
   Consolidated Totals           $  3,096  $ 34,462   $   62,478  $   91,280

Income (Loss) from Foreign Affiliates:

                                 Three Months Ended       Six Months Ended
                                  June 28,  June 30,     June 28,    June 30,
(Thousands of dollars)              2008      2007         2008        2007

Commodity Trading and Milling    $  1,728  $    190   $    5,664  $    2,545
Sugar and Citrus                      137        58          149         184
All Other                               -      (390)           -      (1,455)
   Segment/Consolidated Totals   $  1,865  $   (142)  $    5,813  $    1,274

Total Assets:

                                                         June 28,  December 31,
(Thousands of dollars)                                     2008        2007

Pork                                                  $  817,104  $  783,288
Commodity Trading and Milling                            499,367     447,211
Marine                                                   261,346     231,278
Sugar and Citrus                                         197,556     171,978
Power                                                     76,163      64,647
All Other                                                  8,662       6,993
   Segment Totals                                      1,860,198   1,705,395
Corporate Items                                          370,058     388,304
   Consolidated Totals                                $2,230,256  $2,093,699

Investments in and Advances to Foreign Affiliates:

                                                         June 28,  December 31,
(Thousands of dollars)                                     2008        2007

Commodity Trading and Milling                         $   66,814  $   59,538
Sugar and Citrus                                           1,336       1,168
   Segment/Consolidated Totals                        $   68,150  $   60,706

Administrative services provided by the corporate office allocated to the individual segments represent corporate services rendered to and costs incurred for each specific division with no allocation to individual segments of general corporate management oversight costs. Corporate assets include short-term investments, other current assets related to deferred compensation plans, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments.

Note 10 - Subsequent Event

Seaboard uses various grain, meal, hog and pork bellies futures and options to manage its exposure to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. However, due to the extensive record-keeping required to designate the commodity derivative transactions as hedges for accounting purposes, Seaboard marks to market its commodity futures and options primarily as a component of cost of sales. Management continues to believe its commodity futures and options are primarily economic hedges although they do not qualify as hedges for accounting purposes. Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given quarter or year. From time to time, Seaboard may also enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2007. However, during July 2008 the Pork segment significantly increased the number of hog, grain and oilseed futures contracts entered into based on market conditions. These increased positions could increase volatility of reported financial results due to mark to market accounting.

The size and mix of Seaboard's commodity future and option contracts varies from time to time based upon an analysis of fundamental market information. The following table provides the fair value of Seaboard's net open commodity future and option derivatives for all divisions as of July 26, 2008, June 28, 2008, and December 31, 2007.

(Thousands  of dollars)    July 26, 2008    June 28,2008   December 31, 2007

Grains and oilseeds         $ (35,381)        $  3,840        $  2,832
Hogs and pork bellies           4,037           (1,235)           (994)

     ____________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of June 28, 2008 decreased $19.2 million to $314.9 million from December 31, 2007. Cash used for capital expenditures was $77.3 million which were primarily funded by an increase in notes payable of $38.5 million and cash generated by operating activities of $25.3 million. Cash from operating activities decreased  $101.8  million  for the six  months  ended  June  28,  2008 compared to the same period in 2007, primarily as the result of increases in working capital needs in the Commodity Trading and Milling segment, primarily for increased amounts of receivables and inventory, and, to a lesser extent, the Marine segment, primarily for increased amounts of receivables.

Acquisitions, Capital Expenditures and Other Investing Activities

During  the  six  months ended June 28, 2008, Seaboard  invested  $77.3 million in property, plant and equipment, of which primarily $37.1 million was expended in the Pork segment, $21.3 million in the Marine segment, and $16.8 million in the Sugar and Citrus segment. The Pork segment spent $22.7 million on constructing additional hog finishing space, the biodiesel plant and the ham-boning and processing plant discussed below. The Marine segment spent $15.9 million to purchase cargo carrying and handling equipment. In the Sugar and Citrus segment, the capital expenditures were primarily for expansion of cane growing operations, development of the cogeneration plant and expansion of alcohol distillery operations. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2008 management has budgeted capital expenditures totaling $87.3 million. In April, 2008, the Pork segment entered into an agreement to build and operate a majority-owned ham-boning and processing plant in Mexico. The total cost of this plant is expected to be $10.0 million with approximately $8.1 million to be spent in the remainder of 2008. This plant is currently expected to be completed in late 2008 or early 2009. In addition, the Pork segment plans to spend $9.4 million for improvements to existing hog facilities, upgrades to the Guymon pork processing plant and additional facility upgrades and related equipment. The Marine segment has budgeted $49.7 million primarily for the purchase of additional cargo carrying and handling equipment, the potential purchase of a containerized cargo vessel and the expansion of existing port facilities. The Sugar and Citrus segment plans to spend $16.4 million primarily for the development of a 40 megawatt cogeneration plant, expansion of cane growing operations and completion of the expansion of alcohol distillery operations. The balance of $3.7 million is planned to be spent in all other businesses. Management anticipates funding these capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

During  the  second quarter of 2008, Seaboard decided  to  indefinitely delay previously announced plans to expand its processed meats capabilities by either constructing a separate further processing plant, primarily for bacon, or the acquisition of an existing facility. In addition, during the first quarter of 2008 Seaboard decided not to proceed with any investment in the previously announced consortium to construct two coal-fired 305 megawatt electric generating plants in the Dominican Republic.

Financing Activities and Debt

As of June 28, 2008, Seaboard had committed lines of credit totaling $100.0 million and uncommitted lines totaling $192.6 million. Borrowings outstanding under the committed lines of credit totaled $43.0 million and borrowings under the uncommitted lines of credit totaled $84.4 million as of June 28, 2008. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed credit lines by $56.5 million primarily representing $42.7 million for Seaboard's outstanding Industrial Development Revenue Bonds and $13.7 million related to insurance coverages.

On July 10, 2008, Seaboard entered into an Amended and Restated Credit Agreement that increased its committed line of credit from $100.0 million to $300.0 million. This credit facility has a term of five years, maturing July 10, 2013. With respect to financial covenants, the Amended and Restated Credit Agreement increased the base amount used to calculate the minimum consolidated tangible net worth that must be maintained by Seaboard from $714.0 million under the 2004 Facility, to $1,150.0 million plus 25% of consolidated net income after March 29, 2008.

Seaboard's remaining 2008 scheduled long-term debt maturities total $9.0 million. Management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity and available borrowing capacity.

On August 7, 2007, the Board of Directors authorized Seaboard to repurchase from time to time prior to August 31, 2009 up to $50.0 million market value of its common stock in open market or privately negotiated purchases, of which $19.0 million remained available at June 28, 2008. For the six months ended June 28, 2008, Seaboard used cash to repurchase 369 shares of common stock at a total price of $0.5 million. The remaining stock repurchase will be funded by cash on hand or short-term investments. Shares repurchased are retired and resume status of authorized and unissued shares. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be modified or suspended at any time at Seaboard's discretion.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2008 increased by $257.7 million and $522.3 million, respectively, over the same periods in 2007, primarily reflecting the result of significant price increases for commodities sold by the commodity trading business and, to a lesser extent, increased commodity trading volumes. Also increasing sales were higher cargo rates and, to a lesser extent, higher cargo volumes for the Marine division.

Operating income decreased by $31.4 million and $28.8 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007. The decrease for both periods is primarily the result of higher feed costs for hogs, including the effect on LIFO reserves, from the increased price of corn and, to a lesser extent, soybean meal. Also decreasing operating income were lower margins on marine cargo services as a result of increased fuel and other related operating costs. The decreases were partially offset by the result of higher commodity trading margins that are not expected to repeat and, for the six month period, the $15.0 million fluctuation of marking to market the derivative contracts, both as discussed below.

Pork Segment

                           Three Months Ended      Six Months Ended
                           June 28,  June 30,     June 28,  June 30,
(Dollars in millions)        2008      2007         2008      2007

Net sales                   $288.3    $261.7       $527.2    $503.3
Operating income (loss)     $(26.4)   $ 13.0       $(31.2)   $ 33.9

Net sales for the Pork segment increased $26.6 million and $23.9 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007. These increases are primarily the result of higher volumes of pork products sold, reflecting increases in export sales and, to a lesser extent, domestic sales, derived from improvements completed at the Guymon processing plant during the first quarter of 2008 to expand daily capacity. To a lesser extent, sales of biodiesel related to the start-up of the new biodiesel processing plant during the second quarter of 2008 also contributed to the increase in net sales. Partially offsetting the increase for the six month period is lower prices for pork products sold.

Operating income for the Pork segment decreased $39.4 million and $65.1 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007. The decreases primarily relate to higher feed costs from the increased price of corn and, to a lesser extent, soybean meal. Also decreasing operating income for the three and six month periods of 2008 was the impact of using the LIFO method for determining certain inventory costs. For the three and six months ended June 28, 2008, LIFO decreased operating income by $22.5 million and $29.7 million, respectively, in 2008 compared to decreases of $6.3 million and $8.7 million for the same periods in 2007, respectively, primarily as a result of higher feed costs. Partially offsetting the decrease in operating income were commodity derivative gains.

Management is unable to predict future market prices for pork products or the cost of feed and third party hogs. Raw material costs in feed rations continue to show significant volatility, primarily as a result of uncertain global supply and demand factors. Without a noted improvement in current market conditions including feed costs, management expects to incur additional losses during the remainder of 2008. Also, there is the potential for increased volatility in operating income during the second half of the year as a result of increased derivative positions entered into in July 2008. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, below for further discussion. In addition, as discussed in Note 9 to the Condensed Consolidated Financial Statements, there is a possibility that some amount of either goodwill or other intangible assets not subject to amortization, or both, could be deemed impaired during some future period including fiscal 2008, which may result in a charge to earnings if projections are not met.

Commodity Trading and Milling Segment

                              Three Months Ended      Six Months Ended
                              June 28,  June 30,     June 28,  June 30,
(Dollars in millions)           2008      2007         2008      2007

Net sales                      $407.6    $223.4       $887.5    $470.1
Operating income (loss)        $ 13.1    $ (4.2)      $ 62.2    $  6.1
Income from foreign affiliates $  1.7    $  0.2       $  5.7    $  2.5

Net sales for the Commodity Trading and Milling segment increased $184.2 million and $417.4 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007. The increases are primarily the result of significant price increases for commodities sold by the commodity trading business, especially for wheat, and, to a lesser extent for the six month period, increased commodity trading volumes. The increased trading volumes to third parties are primarily a result of Seaboard expanding its business in new and existing markets, including trading rice.

Operating income for this segment increased $17.3 million and $56.1 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007. The increases primarily reflect certain long inventory positions, principally wheat, previously taken by Seaboard which provided higher than average commodity trading margins as the price of these commodities significantly increased to historic highs at the time of sale. However, management does not expect to be able to repeat these significant favorable margins for the remainder of 2008. For the six month period, the increase also reflects the $15.0 million fluctuation of marking to market the derivative contracts as discussed below and, to a lesser extent increased commodity trading volumes as discussed above. In addition, the 2007 three and six month periods include losses accrued on certain wheat trades entered into during the second quarter of 2007 for future sale commitments at that time. The increases also reflect, although to a lesser extent, improved margins from certain milling operations, especially in Zambia.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current fluctuations in the commodity markets, management is unable to predict future sales and operating results, but anticipates positive operating income for the remainder of 2008 based on recent market prices for commodities, excluding the potential effects of marking to market derivative contracts. However, the current unprecedented high level of grain prices increase certain business risks for each of the commodity trading, consolidated milling and foreign affiliate operations in this segment. Those risks, including holding high priced inventory or the potential for reduced sales volumes, can increase if governments impose sales price controls, grain prices fall significantly and competitors hold lower priced positions, or customers default, which could result in write-downs of inventory values and an increase in bad debt expense. If any one or more of these conditions develop, the result may materially lower operating income and could result in operating losses for any one or all of the commodity trading, consolidated milling and foreign affiliate operations.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income would have been higher by $8.5 million and lower by $8.6 for the three and six month periods of 2008, respectively, while operating income would have been higher by $6.2 million and $6.4 million for the same periods in 2007. While management believes its commodity futures and options, foreign exchange contracts and forward freight agreements are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments will be primarily offset by realized margins as revenue is recognized. Accordingly, these mark-to-market gains could reverse in future quarters in 2008.

Income from foreign affiliates for the three and six month periods of 2008 increased by $1.5 million and $3.2 million, respectively, from the same 2007 periods as a result of favorable market conditions. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, and increasing grain costs, management cannot predict future results.

Marine Segment

                           Three Months Ended      Six Months Ended
                           June 28,  June 30,     June 28,  June 30,
(Dollars in millions)        2008      2007         2008      2007

Net sales                   $229.7    $205.8       $440.7    $396.9
Operating income            $ 13.6    $ 25.5       $ 24.5    $ 53.0

Net sales for the Marine segment increased $23.9 million and $43.8 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007 primarily reflecting higher cargo rates and, to a lesser extent, higher cargo volumes. Cargo rates were higher in certain markets primarily as a result of higher cost-recovery surcharges for fuel. Cargo volumes were higher as a result of the expansion of services provided in certain markets and continued favorable economic conditions in most Latin American markets served.

Operating income for the Marine segment decreased $11.9 million and $28.5 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007. The decreases were primarily the result of significantly higher fuel costs for vessels on a per unit shipped basis. Operating income also decreased as a result of higher operating costs on a per unit shipped basis including stevedoring, terminal costs, charter hire and owned-vessel operating costs, and trucking. In addition, the decreases also reflects an accounting error totaling $7.2 million and $6.3 million for the three and six month periods, respectively, relating to prior periods that were recorded in the second quarter of 2008, as discussed in Note 1 to the Condensed Consolidated Financial Statements. Although management cannot predict changes in future volumes and cargo rates or to what extent changes in economic conditions and operating cost increases will impact net sales or operating income, it does expect this segment to remain profitable for the remainder of 2008, although significantly lower than 2007.

Sugar and Citrus Segment

                             Three Months Ended        Six Months Ended
                              June 28,  June 30,      June 28,  June 30,
(Dollars in millions)           2008      2007          2008      2007

Net sales                      $ 36.0    $ 24.5        $ 67.1    $ 51.8
Operating income               $  2.7    $  2.0        $  5.9    $  6.6
Income from foreign affiliates $  0.1    $  0.1        $  0.1    $  0.2

Net sales for the Sugar and Citrus segment increased $11.5 million and $15.3 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007. The increases primarily reflect an increase in domestic volume of sugar sold and, to a lesser extent, higher domestic sugar prices. Although domestic Argentine sugar prices increased, governmental authorities continue to attempt to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict whether sugar prices will continue to increase. Seaboard expects to at least maintain its historical sales volume to Argentinean customers.

Operating income increased $0.7 million and decreased $0.7 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007. The increase for the three month period is primarily the result of increased sales discussed above. The decrease for the six month period is primarily the result of lower overall margin percentage on sugar sales from a higher percentage mix of purchased third party sugar for resale, which has a significantly lower margin compared to sugar produced by Seaboard and, to a lesser extent, higher administrative personnel costs. Management expects operating income will remain positive for the remainder of 2008.

Power Segment

                           Three Months Ended       Six Months Ended
                           June 28,  June 30,      June 28,  June 30,
(Dollars in millions)        2008      2007          2008      2007

Net sales                   $ 34.4    $ 22.6        $ 63.3    $ 41.0
Operating income            $  3.1    $  1.5        $  5.4    $  2.0

Net sales for the Power segment increased $11.8 million and $22.3 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007 primarily reflecting higher rates. The higher rates were attributable primarily to higher fuel costs, a component of pricing. Operating income increased $1.6 million and $3.4 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007. The increase is primarily the result of higher rates being in excess of higher fuel costs. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs, although management expects this segment to remain profitable for the remainder of 2008.

All Other
                           Three Months Ended       Six Months Ended
                           June 28,  June 30,      June 28,  June 30,
(Dollars in millions)        2008      2007          2008      2007

Net sales                   $  3.9    $  4.2        $  7.8    $  8.3
Operating income            $  0.6    $  0.5        $  0.7    $  0.6
Loss from foreign affiliate $    -    $ (0.4)       $    -    $ (1.5)

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $4.2 million and $1.7 million for the three and six month periods of 2008, respectively, compared to the same periods in 2007. The increases are primarily due to increased personnel costs. Partially offsetting the increase for the six month period is a $3.7 million pension settlement loss recognized in the first quarter of 2007 related to Mr. Bresky's retirement payment in February 2007 as discussed in Note 6 to the Condensed Consolidated Financial Statements. As a percentage of revenues, SG&A decreased to 4.5% and 4.3% for the 2008 three and six month periods, respectively, compared to 5.5% and 5.8% for the same periods in 2007 primarily as a result of increased sales in the Commodity Trading and Milling segment.

Interest Income

Interest income decreased $1.2 million and $1.6 million for the three and six month periods of 2008, respectively, compared to the same periods of 2007 primarily reflecting a decrease in the average funds invested.

Foreign Currency Gains (Losses)

Seaboard realized net foreign currency gains of $2.4 million and $0.6 million in the three and six month periods of 2008, respectively, compared to gains of $1.9 million and losses of $1.4 million for the same periods of 2007. The fluctuation for the six month period primarily relates to exchange gains realized in certain South American countries for the Marine segment.

Other Investment Income

The increase in Other Investment Income for the three and six month periods of 2008 compared to the same periods in 2007 primarily reflects realized gains of $2.6 million and $4.5 million, respectively, on equity securities transactions, income of $2.0 million and $3.7 million, respectively, in the Power segment related to the settlement of a receivable, not directly related to its business, purchased at a discount. Also included in the 2008 periods was income of $1.1 million related to the assignment of rights related to an investment as discussed in Note 9 to the Condensed Consolidated Financial Statements.

Miscellaneous, Net

The decrease in miscellaneous, net for the three and six month periods of 2008 compared to the same periods in 2007 primarily reflects a $4.2 million gain from a favorable settlement received in June 2007 related to a land expropriation in Argentina. This land settlement was recorded as miscellaneous income since the land was expropriated prior to Seaboard's purchase of the sugar and citrus business, thus never a part of the sugar and citrus operations recorded by Seaboard.

Income Tax Expense

The effective tax rate decreased in 2008 compared to 2007 resulting in a tax benefit for 2008 primarily based on a projected domestic taxable loss compared to permanently deferred foreign earnings for 2008.

OTHER FINANCIAL INFORMATION

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141R), "Business Combinations." This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. This statement also requires that acquisition-related costs of the acquirer be recognized separately from the business combination and will generally be expensed as incurred. Seaboard will be required to adopt this statement as of January 1, 2009. The impact of adopting SFAS 141R will be applicable to any future business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Seaboard will be required to adopt this statement as of January 1, 2009. Management believes the adoption of SFAS 160 will not have a material impact on Seaboard's financial position or net earnings.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." This statement will change the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, net earnings, and cash flows. Seaboard will be required to adopt this statement as of January 1, 2009. Management believes the adoption of SFAS 161 will not have a material impact on Seaboard's financial position or net earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchase and sale contracts, forward purchases, and forward freight agreements. From time to time, Seaboard may also enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2007. However, during July 2008 the Pork segment significantly increased the number of hog, grain and oilseed futures contracts entered into based on market conditions. These increased positions could increase volatility of reported financial results due to mark to market accounting.

The size and mix of Seaboard's commodity future and option contracts varies from time to time based upon an analysis of fundamental market information. The following table provides the fair value of Seaboard's net open commodity future and option derivatives for all divisions as of July 26, 2008, June 28, 2008 and December 31, 2007.

(Thousands  of dollars)    July 26, 2008   June  28,2008   December 31, 2007

Grains and oilseeds         $ (35,381)       $  3,840         $  2,832
Hogs and pork bellies           4,037          (1,235)            (994)

While Seaboard previously presented the market value of commodity derivative instruments in a table, Seaboard now uses sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. Seaboard feels that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments. The following table presents the sensitivity of the fair value of Seaboard's open net commodity future and option derivatives for all divisions to a hypothetical 10% adverse change in market prices as of July 26, 2008 and December 31, 2007. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted market prices as of the applicable date.

(Thousands  of dollars)               July 26, 2008   December 31, 2007

Grains and oilseeds                     $ 20,922          $  9,533
Hogs and pork bellies                     45,057               759

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of June 28, 2008. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders, held on April 28, 2008, included two items submitted to a vote of stockholders. Item 4 of the Form 10-Q for the first quarter ended March 29, 2008, which was filed on April
29, 2008 discloses the results of the shareholder's vote, which disclosure is incorporated herein by reference.

Item 6.  Exhibits

10.1 Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations, dated May 30, 2008. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 8-K dated May 30, 2008.

10.2 Amended and Restated Credit Agreement between Borrowers and Bank of America, N.A., dated July 10, 2008 ($300,000,000 revolving credit facility expiring July 9, 2013). Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 8-K dated July 10, 2008.

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




                           DATE:  August 6, 2008
                           Seaboard Corporation


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