Form 10-Q
period 2008-09-27
SEABOARD CORP /DE/
filed 2008-11-03
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 27, 2008

                                  OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to ___________________

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

There were 1,241,519 shares of common stock, $1.00 par value per share, outstanding on October 20, 2008.

                                      Total pages in filing - 21 pages

 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

                       SEABOARD CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Earnings
                  (Thousands of dollars except per share amounts)
                                      (Unaudited)

                            Three Months Ended           Nine Months Ended
                        September 27, September 29, September 27, September 29,
                            2008          2007          2008          2007
Net sales:
   Products              $  826,826    $  562,312    $2,303,849    $1,582,908
   Services                 266,545       212,807       719,804       622,578
   Other                     38,320        26,209       101,657        67,209
Total net sales           1,131,691       801,328     3,125,310     2,272,695

Cost of sales and
 operating expenses:
   Products                 785,162       513,610     2,185,949     1,454,042
   Services                 233,613       172,883       621,656       490,779
   Other                     36,322        22,503        91,731        59,062
Total cost of sales and
 operating expenses       1,055,097       708,996     2,899,336     2,003,883

Gross income                 76,594        92,332       225,974       268,812

Selling, general and
 administrative expenses     44,880        42,731       131,782       127,931

Operating income             31,714        49,601        94,192       140,881

Other income (expense):
   Interest expense          (3,888)       (2,924)       (9,725)       (9,847)
   Interest income            2,508         4,821        10,934        14,864
   Income from foreign
    affiliates                4,819           284        10,632         1,558
   Minority and other
    noncontrolling interests   (183)          (29)         (419)           90
   Foreign currency loss,
    net                      (2,131)       (1,183)       (1,506)       (2,614)
   Other investment income
    (loss), net              (1,168)          835         7,288         2,607
   Miscellaneous, net         1,132           225         2,227         4,621
Total other income (expense),
  net                         1,089         2,029        19,431        11,279

Earnings before income
 taxes                       32,803        51,630       113,623       152,160

Income tax benefit (expense)    102           942        10,272        (7,576)

Net earnings             $   32,905    $   52,572    $  123,895    $  144,584

Earnings per common
 share                   $    26.47    $    41.75    $    99.62    $   114.69

Dividends declared per
 common share            $     0.75    $     0.75    $     2.25    $     2.25

Average number of
 shares outstanding       1,243,015     1,259,091     1,243,706     1,260,605

    See accompanying notes to condensed consolidated financial statements.

                         SEABOARD CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Balance Sheets
                                 (Thousands of dollars)
                                      (Unaudited)

                                                   September 27,   December 31,
                                                        2008          2007
                       Assets

Current assets:
   Cash and cash equivalents                         $   58,372     $  47,346
   Short-term investments                               242,234       286,660
   Receivables, net                                     417,968       359,313
   Inventories                                          649,543       392,946
   Deferred income taxes                                 21,345        19,558
   Other current assets                                 124,823        77,710
Total current assets                                  1,514,285     1,183,533

Investments in and advances to foreign affiliates        71,851        60,706
Net property, plant and equipment                       765,632       730,395
Goodwill                                                 40,628        40,628
Intangible assets, net                                   29,688        30,895
Other assets                                             59,484        47,542
Total assets                                         $2,481,568    $2,093,699

        Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                            $  230,661    $   85,088
   Current maturities of long-term debt                  54,637        11,912
   Accounts payable                                     187,940       135,398
   Other current liabilities                            268,221       190,530
Total current liabilities                               741,459       422,928

Long-term debt, less current maturities                  79,001       125,532
Deferred income taxes                                    91,139       105,697
Other liabilities                                        91,453        84,343
Total non-current and deferred liabilities              261,593       315,572

Minority and other noncontrolling interests               2,721           971

Stockholders' equity:
  Common stock of $1 par value,
    Authorized 4,000,000 shares;
    issued and outstanding 1,241,519 and 1,244,278
     shares                                               1,242         1,244
  Accumulated other comprehensive loss                  (74,194)      (78,651)
  Retained earnings                                   1,548,747     1,431,635
Total stockholders' equity                            1,475,795     1,354,228
Total liabilities and stockholders' equity           $2,481,568    $2,093,699

   See accompanying notes to condensed consolidated financial statements.

                      SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Thousands of dollars)
                                  (Unaudited)

                                                        Nine Months Ended
                                                    September 27, September 29,
                                                         2008          2007

Cash flows from operating activities:
   Net earnings                                      $ 123,895   $   144,584
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                    67,181        58,879
       Income from foreign affiliates                  (10,632)       (1,558)
       Other investment income, net                     (7,288)       (2,607)
       Foreign currency exchange losses                  3,133             -
       Minority and other noncontrolling interest          419           (90)
       Deferred income taxes                           (18,826)       (9,193)
       Gain from sale of fixed assets                     (805)       (1,040)
   Changes in current assets and liabilities:
        Receivables, net of allowance                  (51,674)       (9,166)
        Inventories                                   (254,673)     (105,427)
        Other current assets                           (48,284)      (18,974)
        Current liabilities, exclusive of debt         129,739        54,650
   Other, net                                            1,285         2,602
Net cash from operating activities                     (66,530)      112,660

Cash flows from investing activities:
   Purchase of short-term investments                 (179,312)   (1,605,907)
   Proceeds from the sale of short-term investments    184,298     1,739,006
   Proceeds from the maturity of short-term
    investments                                         38,241        22,841
   Investments in and advances to foreign
    affiliates, net                                        590        (7,904)
   Capital expenditures                               (102,864)     (124,123)
   Repurchase of minority interest in a controlled
    subsidiary                                               -       (61,260)
   Proceeds from the sale of fixed assets                2,909         2,220
   Other, net                                              568        (2,348)
Net cash from investing activities                     (55,570)      (37,475)

Cash flows from financing activities:
   Notes payable to banks, net                         141,904        15,509
   Principal payments of long-term debt                 (4,056)      (54,156)
   Repurchase of common stock                           (3,988)      (17,841)
   Dividends paid                                       (2,797)       (2,832)
   Other, net                                            1,325          (109)
Net cash from financing activities                     132,388       (59,429)

Effect of exchange rate change on cash                     738           747

Net change in cash and cash equivalents                 11,026        16,503

Cash and cash equivalents at beginning of year          47,346        31,369

Cash and cash equivalents at end of period           $  58,372   $    47,872

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

Note 3 - Inventories

The following is a summary of inventories at September 27, 2008 and December 31, 2007:

                                                     September 27, December 31,
(Thousands of dollars)                                   2008          2007

At lower of LIFO cost or market:
   Live hogs and materials                             $217,149      $181,019
   Fresh pork and materials                              25,451        18,550
                                                        242,600       199,569
   LIFO adjustment                                      (61,008)      (23,509)
       Total inventories at lower of LIFO cost or
        market                                          181,592       176,060

At lower of FIFO cost or market:
   Grains and oilseeds                                  314,386       100,082
   Sugar produced and in process                         44,024        35,180
   Other                                                 55,834        33,782
       Total inventories at lower of FIFO cost or
        market                                          414,244       169,044

Grain, flour and feed at lower of weighted average
 cost or market                                          53,707        47,842
        Total inventories                              $649,543      $392,946

As of September 27, 2008, Seaboard had approximately $50,000,000 recorded as grain inventories that are committed to various customers in foreign countries for which customer contract performance is a heightened concern. The current market price of this inventory in these foreign countries is presently higher than cost. However, if these customers ultimately do not perform and Seaboard is forced to find other customers for a portion of this inventory, it is possible that Seaboard could incur a material write-down in value of this inventory if Seaboard is not successful in selling at current costs, including any additional transportation costs.

Note 4 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. There have not been any material changes in unrecognized income tax benefits since December 31, 2007. Interest related to unrecognized tax benefits and penalties were not material for the nine months ended September 27, 2008.

The lower tax benefit for the three month period of 2008 resulted from a lowering of the 2008 annual benefit during the third quarter, which occurred in response to the decrease in the 2008 projected domestic taxable loss from the loss projected in the prior quarter. During the third quarter of 2007, Seaboard revised its effective annual tax rate as a result of changes in the estimated percentage mix of foreign income and domestic income and a change in valuation allowances, resulting in a net benefit for the quarter.

Note 5 -Derivatives and Fair Value of Financial Instruments

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

Seaboard adopted SFAS 157 on January 1, 2008 with the exception of nonfinancial assets and nonfinancial liabilities that were deferred by FASB Staff Position 157-2 as discussed in Note 1 to the Condensed Consolidated Financial Statements. As of September 27, 2008, Seaboard has not applied SFAS 157 to goodwill and intangible assets in accordance with FASB Staff Position 157-2.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of September 27, 2008 and also the level within the fair value hierarchy used to measure each category of assets.

                                          Quoted Prices
                                            In Active   Significant
                                           Markets for    Other     Significant
                                Balance    Identical    Observable Unobservable
                              September 27,  Assets       Inputs      Inputs
(Thousands of dollars)            2008     (Level 1)     (Level 2)   (Level 3)

  Assets:
Available-for-sale securities   $242,234   $ 23,348      $218,886     $    -
Deferred compensation plans       27,627     19,187         8,440          -
Derivatives                       33,010     28,916         4,094          -
  Total Assets                  $302,871   $ 71,451      $231,420     $    -
  Total Liabilities-Derivatives $ 18,491   $ 17,369      $  1,122     $    -

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

The size and mix of Seaboard's commodity future and option contracts varies from time to time based upon an analysis of fundamental market information. The following table provides the fair value of Seaboard's net open commodity future and option derivatives for all divisions as of September 27, 2008, and December 31, 2007.

(Thousands of dollars)           September 27, 2008  December 31, 2007

Grains and oilseeds                  $ (34,429)          $  2,832
Hogs and pork bellies                   49,667               (994)

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

The net periodic benefit cost of these plans was as follows:

                            Three Months Ended           Nine Months Ended
                       September 27, September 29,  September 27, September 29,
(Thousands of dollars)      2008          2007           2008         2007

Components of net periodic
 benefit cost:

 Service cost              $ 1,376       $ 1,216        $ 4,013      $ 3,671
 Interest cost               1,983         1,410          5,753        4,264
 Expected return on plan
  assets                    (1,697)       (1,363)        (4,810)      (4,137)
 Amortization and other        390           498          1,177        1,501
 Settlement loss                 -             -              -        3,671
 Net periodic benefit cost $ 2,052       $ 1,761        $ 6,133      $ 8,970

Note 7 - Commitments and Contingencies

During the fourth quarter of 2005, Seaboard's subsidiary, Seaboard Marine, received a notice of violation letter from U.S. Customs and Border Protection demanding payment of a significant penalty for an alleged failure to manifest narcotics in connection with Seaboard Marine's shipping operations, in violation of a federal statute and regulation. In response to Seaboard Marine's petition for relief, the amount of the penalty has been reduced to an amount which will not have a material adverse effect on the consolidated financial statements of Seaboard. Seaboard has appealed the reduced penalty to seek a further reduction in the penalty.

Seaboard is subject to various other legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of September 27, 2008, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,978,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of September 27, 2008, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed credit facilities by $57,916,000. Included in these amounts are LCs totaling $42,688,000, which support the Industrial Development Revenue Bonds included as long-term debt and $13,708,000 of LCs related to insurance coverages.

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

Note 8 - Stockholders' Equity and Accumulated Other Comprehensive Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

                           Three Months Ended            Nine Months Ended
                       September 27, September 29,  September 27, September 29,
(Thousands of dollars)     2008          2007           2008          2007

Net earnings               $32,905     $52,572       $123,895      $144,584
Other comprehensive
 income net of
 applicable taxes:
  Foreign currency
   translation adjustment    3,646      (1,316)         4,972        (1,056)
  Unrealized gains
   (losses) on
   investments                (452)        488           (845)         (223)
  Unrecognized pension
   cost                        239         361            330         3,321
  Amortization of
   deferred gain on
   interest rate swaps           -         (39)             -          (125)
Total comprehensive income $36,338     $52,066       $128,352      $146,501

The components of and changes in accumulated other comprehensive loss for the nine months ended September 27, 2008 are as follows:

                                             Balance                Balance
                                           December 31,   Period  September 27,
(Thousands of dollars)                        2007        Change     2008

Foreign currency translation adjustment     $(58,719)     $4,972    $(53,747)
Unrealized gain on investments                 1,149        (845)        304
Unrecognized pension cost                    (21,081)        330     (20,751)

Accumulated other comprehensive loss        $(78,651)     $4,457    $(74,194)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar and Citrus segment. At September 27, 2008, the Sugar and Citrus segment had $175,369,000 in net assets denominated in Argentine pesos, $15,919,000 in net assets denominated in U.S. dollars and $61,298,000 of liabilities denominated in Japanese Yen in Argentina.

With the exception of the foreign currency translation loss to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $6,485,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On  August  7,  2007,  the Board of Directors authorized  Seaboard  to repurchase  from  time  to  time  prior  to  August  31,  2009  up  to
$50,000,000 market value of its Common Stock in open market or privately negotiated purchases, of which $15,523,000 remained available at September 27, 2008. For the nine months ended September 27, 2008, Seaboard repurchased 2,759 shares of common stock at a cost of $3,988,000. Shares repurchased are retired and resume status of authorized and unissued shares.

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

In previously filed reports, Seaboard had separately reported its Power division as a reportable segment. This division does not meet the technical requirements for reporting as a separate segment and is not expected to in the future. Accordingly, the Power division is now reported as a part of "All Other" and prior periods have been appropriately reclassified.

Seaboard has an investment in a Bulgarian wine business (the Business). Beginning in March 2007, this business had been unable to make its scheduled loan payments and had been in technical default on its bank debt. During the fourth quarter of 2007, Seaboard signed an agreement to allow a bank to take majority ownership of the Business resulting in a loss of significant influence by Seaboard. Accordingly, in the fourth quarter of 2007 Seaboard discontinued using the equity method of accounting and wrote-off the remaining investment balance. Seaboard recorded 50% of the losses from the Business in 2007 in the "All Other" segment. In June 2008, Seaboard received $1,078,000 from another shareholder of the Business in exchange for the assignment by Seaboard to the shareholder of all rights to Seaboard's previous loans and advances to the Business. The proceeds of this transaction were recorded in Other Investment Income.

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

Sales to External Customers:

                            Three Months Ended          Nine Months Ended
                        September 27, September 29, September 27, September 29,
(Thousands of dollars)      2008          2007          2008          2007

Pork                    $  303,626     $248,729     $  830,870     $  752,067
Commodity Trading and
 Milling                   495,656      281,005      1,383,120        751,094
Marine                     254,882      204,645        695,536        601,517
Sugar and Citrus            35,664       37,052        102,746         88,848
All Other                   41,863       29,897        113,038         79,169
  Segment/Consolidated
   Totals               $1,131,691     $801,328     $3,125,310     $2,272,695

Operating Income (Loss):

                            Three Months Ended          Nine Months Ended
                        September 27, September 29, September 27, September 29,
(Thousands of dollars)      2008          2007          2008          2007

Pork                    $    1,201     $ 11,275     $  (30,040)    $   45,178
Commodity Trading and
 Milling                    21,443       15,526         83,627         21,599
Marine                      11,998       20,277         36,489         73,313
Sugar and Citrus            (3,074)       3,530          2,825         10,177
All Other                      857        2,615          6,982          5,234
   Segment Totals           32,425       53,223         99,883        155,501
Corporate Items               (711)      (3,622)        (5,691)       (14,620)
   Consolidated Totals  $   31,714     $ 49,601     $   94,192     $  140,881

Income (Loss) from Foreign Affiliates:

                            Three Months Ended          Nine Months Ended
                        September 27, September 29, September 27, September 29,
(Thousands of dollars)      2008          2007          2008          2007

Commodity Trading and
 Milling                $    4,706     $    654     $   10,370     $    3,199
Sugar and Citrus               113          (84)           262            100
All Other                        -         (286)             -         (1,741)
   Segment/Consolidated
    Totals              $    4,819     $    284     $   10,632     $    1,558

 Total Assets:

                                                    September 27,  December 31,
(Thousands of dollars)                                  2008          2007

Pork                                                $  841,427     $  783,288
Commodity Trading and Milling                          706,204        447,211
Marine                                                 275,700        231,278
Sugar and Citrus                                       233,691        171,978
All Other                                               88,277         71,640
   Segment Totals                                    2,145,299      1,705,395
Corporate Items                                        336,269        388,304
   Consolidated Totals                              $2,481,568     $2,093,699

Investments in and Advances to Foreign Affiliates:

                                                    September 27,  December 31,
(Thousands of dollars)                                  2008          2007

Commodity Trading and Milling                       $   70,371     $   59,538
Sugar and Citrus                                         1,480          1,168
   Segment/Consolidated Totals                      $   71,851     $   60,706


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

           __________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of September 27, 2008 decreased $33.4 million to $300.6 million from December 31, 2007. The decrease in cash and short-term investments along with an increase in notes payables of $141.9 million was used for capital expenditures of $102.9 million and cash used in operating activities of $66.5 million. Cash from operating activities decreased $179.2 million for the nine months ended September 27, 2008 compared to the same period in 2007, primarily as the result of increases in working capital needs in the Commodity Trading and Milling segment, primarily for increased amounts of inventory.

Acquisitions, Capital Expenditures and Other Investing Activities

During the nine months ended September 27, 2008, Seaboard invested $102.9 million in property, plant and equipment, of which primarily $45.3 million was expended in the Pork segment, $31.8 million in the Marine segment, and $22.7 million in the Sugar and Citrus segment. The Pork segment spent $25.7 million on constructing additional hog finishing space, the biodiesel plant and the ham-boning and processing plant discussed below. The Marine segment spent $23.9 million to purchase cargo carrying and handling equipment. In the Sugar and Citrus segment, the capital expenditures were primarily for expansion of cane growing operations, development of the cogeneration plant and expansion of alcohol distillery operations. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2008 management has budgeted capital expenditures totaling $37.9 million. In April, 2008, the Pork segment entered into an agreement to build and operate a majority-owned ham-boning and processing plant in Mexico. The total cost of this plant is expected to be $10.0 million with approximately $3.3 million to be spent in the remainder of 2008. This plant is currently expected to be completed in early 2009. In addition, the Pork segment plans to spend $5.2 million for improvements to existing hog facilities, upgrades to the Guymon pork processing plant and additional facility upgrades and related equipment. The Marine segment has budgeted $17.0 million primarily for the purchase of additional cargo carrying and handling equipment and the expansion of existing port facilities. The Sugar and Citrus segment plans to spend $10.4 million primarily for the development of a 40 megawatt cogeneration plant and expansion of cane growing operations. The balance of $2.0 million is planned to be spent in all other businesses. Management anticipates funding these capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

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

Financing Activities and Debt

As of September 27, 2008, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $197.4 million. Borrowings outstanding under the committed lines of credit totaled $115.0 million and borrowings under the uncommitted lines of credit totaled $115.7 million as of September 27, 2008. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed credit lines by $57.9 million primarily representing $42.7 million for Seaboard's outstanding Industrial Development Revenue Bonds and $13.7 million related to insurance coverages.

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

Seaboard's remaining 2008 scheduled long-term debt maturities total $7.9 million. Although continued pressure could result from expansion of the global liquidity crisis, management believes that Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments.

Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity and available borrowing capacity.

On August 7, 2007, the Board of Directors authorized Seaboard to repurchase from time to time prior to August 31, 2009 up to $50.0 million market value of its common stock in open market or privately negotiated purchases, of which $15.5 million remained available at September 27, 2008. For the nine months ended September 27, 2008, Seaboard used cash to repurchase 2,759 shares of common stock at a total price of $4.0 million. The remaining stock repurchase will be funded by cash on hand or short-term investments. Shares repurchased are retired and resume status of authorized and unissued shares. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be modified or suspended at any time at Seaboard's discretion.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2008 increased by $330.4 million and $852.6 million, respectively, over the same periods in 2007, primarily reflecting the result of significant price increases for commodities sold by the commodity trading business and, to a lesser extent, increased commodity trading volumes. Also increasing sales were higher cargo rates and, to a lesser extent, higher cargo volumes for the Marine division and, for the three month period, higher sales prices for pork products.

Operating income decreased by $17.9 million and $46.7 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007. The decrease for both periods is primarily the result of higher feed costs for hogs, including the effect on LIFO reserves, from the increased price of corn and, to a lesser extent, soybean meal. Also decreasing operating income were lower margins on marine cargo services as a result of increased fuel and other related operating costs. The decreases were partially offset by the result of higher commodity trading margins that are not expected to continue and, for the nine month period, the $10.4 million fluctuation of marking to market the commodity trading and milling derivative contracts, both as discussed below.

Pork Segment
                           Three Months Ended           Nine Months Ended
                       September 27, September 29,  September 27, September 29,
(Dollars in millions)      2008          2007           2008          2007

Net sales                 $303.6        $248.7         $830.9        $752.1
Operating income (loss)   $  1.2        $ 11.3         $(30.0)       $ 45.2

Net sales for the Pork segment increased $54.9 million and $78.8 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007. The increase for the quarter is primarily the result of higher sale prices for pork products and, to a lesser extent, higher volumes of pork products sold. The increase for the nine month period is primarily the result of higher volumes of pork products sold, reflecting increases in export sales and, to a lesser extent, domestic sales, derived from improvements completed at the Guymon processing plant during the first quarter of 2008 to expand daily capacity. The increase for the nine month period was also impacted, to a lesser extent than volumes, by the increase in sale prices for pork products during the third quarter of 2008. Sales of biodiesel related to the start-up of the new biodiesel processing plant during the second quarter of 2008 also contributed to the increase in net sales for both periods.

Operating income for the Pork segment decreased $10.1 million and $75.2 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007. The decreases primarily relate to higher feed costs from the increased price of corn and, to a lesser extent, soybean meal. Also decreasing operating income for the three and nine month periods of 2008 was the impact of using the LIFO method for determining certain inventory costs. For the three and nine months ended September 27, 2008, LIFO decreased operating income by $7.8 million and $37.5 million, respectively, in 2008 compared to decreases of $6.4 million and $15.1 million for the same periods in 2007, respectively, primarily as a result of higher feed costs. Also impacting operating income for both periods, but to a lesser extent is operating losses related to the start-up of the biodiesel plant. Partially offsetting these decreases are mark-to-market gains in commodity derivatives of $3.7 million and $11.9 million for the three and nine month periods in 2008 respectively, compared to $2.3 million and $0.4 million for the same periods in 2007.

Management is unable to predict future market prices for pork products or the cost of feed and third party hogs. Raw material costs in feed rations continue to show significant volatility, primarily as a result of uncertain global supply and demand factors. Without a noted improvement in current market conditions including feed costs, management expects to incur additional losses during the remainder of 2008. Also, there is the potential for increased volatility in operating income during the remainder of 2008 as a result of increased derivative positions entered into in July 2008. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, below for further discussion. In addition, as discussed in Note 9 to the Condensed Consolidated Financial Statements, there is a possibility that some amount of either goodwill or other intangible assets not subject to amortization, or both, could be deemed impaired during some future period including fiscal 2008, which may result in a charge to earnings if projections are not met.

Commodity Trading and Milling Segment

                           Three Months Ended           Nine Months Ended
                       September 27, September 29,  September 27, September 29,
(Dollars in millions)      2008          2007           2008          2007

Net sales                 $495.7        $281.0        $1,383.1       $ 751.1
Operating income          $ 21.4        $ 15.5        $   83.6       $  21.6
Income from foreign
 affiliates               $  4.7        $  0.7        $   10.4       $   3.2

Net  sales  for  the  Commodity Trading and Milling segment  increased
$214.7 million and $ 632.0 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007. The increases are primarily the result of significant price increases for commodities sold by the commodity trading business, especially for wheat, and, to a lesser extent, increased commodity trading volumes. The increased trading volumes to third parties are primarily a result of Seaboard expanding its business in new and existing markets, including trading rice.

Operating income for this segment increased $5.9 million and $62.0 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007. The increases primarily reflect the increased commodity trading volumes discussed above. For the nine month period, the increase also reflects certain long inventory positions, principally wheat, previously taken by Seaboard which provided higher than average commodity trading margins during the first half of 2008 as the price of these commodities significantly increased to historic highs at the time of sale. However, management does not expect to be able to continue these significant favorable margins for the remainder of 2008. For the nine month period, the increase also reflects the $10.4 million fluctuation of marking to market the derivative contracts as discussed below.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current fluctuations in the commodity markets, management is unable to predict future sales and operating results, but anticipates positive operating income for the remainder of 2008 based on recent market prices for commodities, excluding the potential effects of marking to market derivative contracts. However, the current unprecedented high level of grain prices increase certain business risks for each of the commodity trading, consolidated milling and foreign affiliate operations in this segment. Those risks, including holding high priced inventory or the potential for reduced sales volumes, can increase if governments impose sales price controls, grain prices fall significantly and competitors hold lower priced positions, or customers default, which could result in write-downs of inventory values and an increase in bad debt expense. In addition, see Note 3 to the Condensed Consolidation Financial Statement for discussion regarding certain grain inventories. If any one or more of these conditions develop, the result may materially lower operating income and could result in operating losses for any one or all of the commodity trading, consolidated milling and foreign affiliate operations.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income would have been lower by $2.8 million and lower by $11.4 million for the three and nine month periods of 2008, respectively, while operating income would have been lower by $7.4 million and $1.0 million for the same periods in 2007. While management believes its commodity futures and options, foreign
exchange  contracts   and  forward freight  agreements  are  primarily
economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments will be primarily offset by realized margins as revenue is recognized. Accordingly, these mark-to-market gains could reverse in future periods, including fiscal 2008.

Income from foreign affiliates for the three and nine month periods of 2008 increased by $4.0 million and $7.2 million, respectively, from the same 2007 periods as a result of favorable market conditions. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, and increasing grain costs, management cannot predict future results.

Marine Segment

                           Three Months Ended           Nine Months Ended
                       September 27, September 29,  September 27, September 29,
(Dollars in millions)      2008          2007           2008          2007

Net sales                 $254.9        $204.6         $695.5        $601.5
Operating income          $ 12.0        $ 20.3         $ 36.5        $ 73.3

Net sales for the Marine segment increased $50.3 million and $94.0 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007 primarily reflecting higher cargo rates and, to a lesser extent, higher cargo volumes. Cargo rates were higher in certain markets primarily as a result of higher cost-recovery surcharges for fuel. Cargo volumes were higher as a result of the expansion of services provided in certain markets and continued favorable economic conditions in several Latin American markets served.

Operating income for the Marine segment decreased $8.3 million and $36.8 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007. The decreases were primarily the result of significantly higher fuel costs for vessels on a per unit shipped basis. Operating income also decreased as a result of higher operating costs on a per unit shipped basis including trucking, charter hire and owned-vessel operating costs, terminal costs and stevedoring. In addition, the decrease for the nine month period also reflects an accounting error totaling $6.3 million relating to prior periods that was recorded in the second quarter of 2008, as discussed in Note 1 to the Condensed Consolidated Financial Statements. Although management cannot predict changes in future volumes and cargo rates or to what extent changes in economic conditions and operating cost increases will impact net sales or operating income, it does expect this segment to remain profitable for the remainder of 2008, although significantly lower than 2007.

Sugar and Citrus Segment

                           Three Months Ended           Nine Months Ended
                       September 27, September 29,  September 27, September 29,
(Dollars in millions)      2008          2007           2008          2007

Net sales                  $ 35.7       $ 37.1         $102.7        $ 88.8
Operating income (loss)    $ (3.1)      $  3.5         $  2.8        $ 10.2
Income (loss) from foreign
 affiliates                $  0.1       $ (0.1)        $  0.3        $  0.1

Net sales for the Sugar and Citrus segment decreased $1.4 million and increased $13.9 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007. The decrease for the three month period primarily reflects a decrease in the volume of sugar sold as a result of lower export sales, partially offset by higher domestic sugar prices. The increase for the nine month period primarily reflects higher domestic sugar prices. Although domestic Argentine sugar prices increased, governmental authorities continue to
attempt  to   control   inflation  by  limiting  the  price  of  basic
commodities, including sugar. Accordingly, management cannot predict whether sugar prices will continue to increase. Seaboard expects to at least maintain its historical sales volume to Argentinean customers.

Operating income decreased $6.6 million and $7.4 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007. The decreases are the result of losses incurred during the third quarter for the citrus business primarily from decreased juice production and citrus quality issues, decreased profits for the sugar business primarily as a result of a labor work stoppage issue for approximately one week during the third quarter and higher administrative personnel costs. The decrease in operating income as a percent of sales for the three and nine month periods was also impacted by a higher percentage mix of purchased third party sugar for resale, which has a significantly lower margin compared to sugar produced by Seaboard. Management anticipates operating income will be positive for the remainder of 2008, although lower than 2007.

All Other

                           Three Months Ended           Nine Months Ended
                       September 27, September 29,  September 27, September 29,
(Dollars in millions)      2008          2007           2008          2007

Net sales                 $ 41.9        $ 29.9         $113.0        $ 79.2
Operating income          $  0.9        $  2.6         $  7.0        $  5.2
Loss from foreign
 affiliate                $    -        $ (0.3)        $    -        $ (1.7)

Net sales and operating income primarily represents results from the Dominican Republic Power division. Net sales increased $12.0 million and $33.8 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007 primarily reflecting higher rates. The higher rates were attributable primarily to higher fuel costs, a component of pricing. Operating income decreased $1.7 million and increased $1.8 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007. The decrease for the three month period is primarily the result of higher maintenance and voltage regulation costs incurred during the third quarter. The increase for the nine month period is primarily the result of higher rates being in excess of higher fuel costs. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs, although management anticipates this segment to remain profitable for the remainder of 2008.

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $2.1 million and $3.9 million for the three and nine month periods of 2008, respectively, compared to the same periods in 2007. The increases are primarily due to increased personnel costs. Partially offsetting the increases were decreased costs related to Seaboard's deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in other investment income discussed below). Also, partially offsetting the increase for the nine month period is a $3.7 million pension settlement loss recognized in the first quarter of 2007 related to Mr. Bresky's retirement payment in February 2007 as discussed in Note 6 to the Condensed Consolidated Financial Statements. As a percentage of revenues, SG&A decreased to 3.9% and 4.2% for the 2008 three and nine month periods, respectively, compared to 5.3% and 5.6% for the same periods in 2007 primarily as a result of increased sales in the Commodity Trading and Milling segment.

Interest Income

Interest income decreased $2.3 million and $3.9 million for the three and nine month periods of 2008, respectively, compared to the same periods of 2007 primarily reflecting a decrease in the average funds invested.

Other Investment Income

The increase in Other Investment Income for the nine month period of 2008 compared to the same period in 2007 primarily reflects realized gains of $4.5 million on equity securities transactions, income of $5.9 million in the Power division related to the settlement of a receivable, not directly related to its business, purchased at a discount. Also included in the nine month period of 2008 was income of $1.1 million related to the assignment of rights related to an investment as discussed in Note 9 to the Condensed Consolidated Financial Statements. Partially offsetting the above income items was a $3.4 million and $7.2 million decrease in the mark-to-market value of Seaboard's investments related to the deferred compensation programs for the three and nine month periods of 2008 compared to the same periods in 2007, respectively.

Miscellaneous, Net

The decrease in miscellaneous, net for the nine month period of 2008 compared to the same periods in 2007 primarily reflects a $4.2 million gain from a favorable settlement received in June 2007 related to a land expropriation in Argentina. This land settlement was recorded as miscellaneous income since the land was expropriated prior to Seaboard's purchase of the sugar and citrus business, thus never a part of the sugar and citrus operations recorded by Seaboard.

Income Tax Expense

The effective tax rate decreased in 2008 compared to 2007 resulting in a tax benefit for the nine month period of 2008 primarily based on a projected domestic taxable loss compared to permanently deferred foreign earnings for 2008. The lower tax benefit for the three month period of 2008 resulted from a lowering of the 2008 annual benefit during the third quarter, which occurred in response to the decrease in the 2008 projected domestic taxable loss from the loss projected in the prior quarter.

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

The size and mix of Seaboard's commodity future and option contracts varies from time to time based upon an analysis of fundamental market information. The following table provides the fair value of Seaboard's net open commodity future and option derivatives for all divisions as of September 27, 2008 and December 31, 2007.

(Thousands of dollars)       September 27, 2008    December 31, 2007

Grains and oilseeds             $ (34,429)            $  2,832
Hogs and pork bellies              49,667                 (994)

While Seaboard previously presented the market value of commodity derivative instruments in a table, Seaboard began using sensitivity analysis in the second quarter of 2008 to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. Seaboard feels that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments. The following table presents the sensitivity of the fair value of Seaboard's open net commodity future and option derivatives for all divisions to a hypothetical 10% adverse change in market prices as of September 27, 2008 and December 31, 2007. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted market prices as of the applicable date.

(Thousands of dollars)       September 27, 2008   December 31, 2007
Grains  and  oilseeds           $  19,283             $  9,533
Hogs and pork bellies              36,049                  759

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of September 27, 2008. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

The global financial crisis and decreased liquidity in the financial markets could affect Seaboard's and its customers' ability to borrow, which could adversely affect Seaboard's liquidity. There have been no other material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard's purchase of its common stock during the quarter.

                  Issuer Purchases of Equity Securities




                                                    Total         Approximate
                                                    Number        Dollar Value
                                                    of Shares     of Shares
                                                    Purchased     that May
                                                    as Part       Yet Be
                               Total      Average   of Publicly   Purchased
                               Number     Price     Announced     Under the
                               of Shares  Paid per  Plans         Plans or
Period                         Purchased  Share     or Programs   Programs

June 29 to July 31, 2008              -      n/a       n/a      $18,975,441
August 1 to August 31, 2008       1,885   $1,483.80   1,885     $16,178,480
September 1 to September 27, 2008   505   $1,298.14     505     $15,522,922
Total                             2,390   $1,444.57   2,390     $15,522,922

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $50.0 million of Seaboard common stock announced on August 8, 2007. An expiration date of August 31, 2009 has been specified for this authorization. All purchases were made through open-market purchases and all the repurchased shares have been retired.

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard's ability to obtain adequate financing and liquidity,
(ii)  the  price of feed stocks and other materials used by  Seaboard,
(iii) the sales price or market conditions for pork, grains, sugar and other products and services, (iv) statements concerning management's expectations of recorded tax effects under existing circumstances, (v) the ability of the Commodity Trading and Milling segment to successfully compete in the markets it serves and the volume of business and working capital requirements associated with the competitive trading environment, (vi) the charter hire rates and fuel prices for vessels, (vii) the stability of the Dominican Republic's economy, fuel costs and related spot market prices and collection of receivables in the Dominican Republic, (viii) the ability of Seaboard to sell certain grain inventories in foreign countries at current cost basis and related customer contract performance, (ix) the effect of the fluctuation in foreign currency exchange rates, (x) statements concerning profitability or sales volume of any of Seaboard's segments, (xi) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements, or (xii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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




                           DATE:  November 3, 2008
                           Seaboard Corporation


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