Form 10-K
period 2008-12-31
SEABOARD CORP /DE/
filed 2009-03-02
CIK 88121

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2008

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

      Title of each class            Name of each exchange on which registered
  Common Stock $1.00 Par Value                  NYSE Alternext US

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act). Yes [   ]  No [ X ]

The aggregate market value of the 337,167 shares of Seaboard common stock held by nonaffiliates was approximately $505,750,500, based on the closing price of $1,500.00 per share on June 27, 2008, the end of Seaboard's second fiscal quarter. As of February 6, 2009, the number of shares of common stock outstanding was 1,240,421.24.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) Seaboard Corporation's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) - Parts I and II; and (2) Seaboard Corporation's definitive proxy statement filed pursuant to Regulation 14A for the 2009 annual meeting of stockholders -
Part III.

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

In more specific terms, forward-looking statements include, without limitation:

    -statements  concerning the projection of revenues, income  or
     loss,  capital  expenditures,  capital  structure  or   other
     financial items,

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

     (i) Seaboard's ability to obtain adequate financing and liquidity,

     (ii) the price of feed stocks and other materials used by Seaboard,

     (iii) the sale price or market conditions for pork, grains, sugar and other products and services,

     (iv) statements concerning management's expectations of recorded tax effects under certain circumstances,

     (v) the ability of the Commodity Trading and Milling Division to successfully compete in the markets it serves and the volume of business and working capital requirements associated with the competitive trading environment,

     (vi)   the charter hire rates and fuel prices for vessels,

     (vii) the stability of the Dominican Republic's economy, fuel cost and related spot market prices and collections of receivables in the Dominican Republic,

     (viii) the   ability    of   Seaboard to sell  certain  grain
            inventories in foreign countries at current cost basis and the related contract performance by customers,

     (ix) the effect of the fluctuation in foreign currency exchange rates,

     (x) statements concerning profitability or sales volume of any of Seaboard's divisions,

     (xi)   the anticipated  costs  and completion  timetable  for
            Seaboard's      scheduled     capital    improvements,
            acquisitions and dispositions, or

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

                              PART I

Item 1.  Business

(a)  General Development of Business

Seaboard Corporation, a Delaware corporation, and its subsidiaries (Seaboard) is a diversified international agribusiness and transportation company. In the United States, Seaboard is primarily engaged in pork production and processing, and ocean transportation. Overseas, Seaboard is primarily engaged in commodity merchandising, grain processing, sugar production, and electric power generation. See Item 1(c) (1) (ii) "Status of
Product or Segment" below for a discussion of acquisitions, dispositions and other developments in specific divisions.

Seaboard Flour LLC, a Delaware limited liability company, owns approximately 72.1 percent of the outstanding common stock of Seaboard. Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own the common units of Seaboard Flour LLC.

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

(c)  Narrative Description of Business

  (1)  Business Done and Intended to be Done by the Registrant

       (i)  Principal Products and Services

     Pork Division - Seaboard, through its subsidiary Seaboard Foods LLC, previously Seaboard Farms, Inc., engages in the businesses of hog production and pork processing in the United States. Through these operations, Seaboard produces and sells fresh and frozen pork products to further processors, foodservice operators, grocery stores, distributors and retail outlets throughout the United States. Internationally, Seaboard sells to distributors and further processors in
     Japan, Mexico and other foreign markets. Other further processing companies also purchase Seaboard's fresh and frozen pork products in bulk and produce products, such as lunchmeat, ham, bacon, and sausage. Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores. Seaboard also sells further processed pork products consisting primarily of raw and pre-cooked bacon from its two bacon further processing plants. Seaboard sells some of its fresh products under the brand name Prairie Fresh and its bacon and other further processed products under the Daily's brand name. Seaboard's hog processing plant is located in Guymon, Oklahoma, and operates at double shift capacity. Seaboard's bacon plants are located in Salt Lake City, Utah and Missoula, Montana. Seaboard also earns fees, based primarily on the number of head processed, to market all of the products produced by Triumph Foods LLC at their pork processing plant located in St. Joseph, Missouri.

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

     In the second quarter of 2008, Seaboard commenced production of biodiesel at a new facility constructed in Guymon, Oklahoma. The biodiesel is produced from pork fat from Seaboard's Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities. The biodiesel is sold to a third party. The facility can also produce biodiesel from vegetable oil. Seaboard is able to reduce or stop production when it isn't economically feasible to produce based on input costs or the price of biodiesel. Also during 2008, Seaboard entered into an agreement to build and operate a majority-owned ham-boning and processing plant in Mexico. The plant is currently expected to be completed in the first half of 2009.

     Commodity Trading and Milling Division - Seaboard's Commodity Trading and Milling Division, primarily through its subsidiaries, Seaboard Overseas Limited based in Bermuda, Seaboard Overseas Trading and Shipping (PTY), Ltd. located in South Africa, and SeaRice Limited located in Geneva, Switzerland markets wheat, corn, soybean meal, rice and other similar commodities in bulk to third party customers and affiliated companies. These commodities are purchased from most growing regions worldwide, with primary destinations being Africa, South

     America, and the Caribbean. The division sources, transports and markets approximately 4.2 million tons of grains and proteins on an annual basis. Seaboard integrates the service of delivering commodities to its customers through the use of chartered bulk vessels and its eight owned bulk carriers.

     This division also operates milling and related businesses with 25 locations in 12 countries, which are primarily supplied by the trading locations discussed above. The grain processing businesses are operated through four consolidated and nine non-consolidated affiliates in Africa, the Caribbean and South America. These are flour, feed and maize milling businesses which produce approximately two and a half million metric tons of finished products per year. Most of the products produced by the milling operations are sold in the countries in which the products are produced or into adjacent countries.

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

     Seaboard's primary marine operation is located in Miami and includes a 81 acre terminal located at the Port of Miami and a 135,000 square foot off-dock warehouse for cargo consolidation and temporary storage. Seaboard also operates a 62 acre cargo terminal facility at the Port of Houston that includes approximately 690,000 square feet of on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. Seaboard also makes scheduled vessel calls in Brooklyn, New York, Fernandina Beach, Florida, New Orleans, Louisiana and 40 foreign ports. At December 31, 2008, Seaboard's fleet consists of 12 owned and approximately
     27 chartered vessels, and approximately 55,000 dry, refrigerated and specialized containers and units of related equipment.

     Sugar and Citrus Division - Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, is involved in the production and refining of sugar cane and the production and processing of citrus in Argentina. This division also purchases sugar and citrus in bulk from third parties within Argentina for subsequent resale. The sugar products are primarily sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States, South America and Europe while the citrus products are primarily exported to the global market. Seaboard grows a large portion of the sugar cane on more than 60,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a current processing capacity of approximately 230,000 metric tons of sugar and approximately 13 million gallons of alcohol per year. The sugar mill is one of the largest in Argentina. During the second quarter of 2008, construction on the alcohol distillery operation was completed, which increased the alcohol production capacity from approximately four million gallons to approximately 13 million gallons per year. In addition, approximately 3,000 acres of Seaboard's land in northern Argentina is planted with orange trees. Also, during 2008 this division began construction of a 40 megawatt cogeneration power plant, which is expected to be completed in 2010.

     All   Other   Businesses-  All  other   businesses   primarily
     represents the business of Seaboard's subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd. (the Power Division), which operates as an independent power producer in the Dominican Republic. This operation is exempt from U.S. regulation under the Public Utility Holding Company Act of 1938, as amended. The Power Division operates two floating barges with a system of diesel engines capable of generating a combined rated capacity of approximately 112 megawatts of electricity. See "Status of Product or Segment" below for discussion of the pending sale of the two barges. Seaboard generates electricity into the local Dominican Republic power grid. Seaboard is not directly involved in the transmission or distribution of the electricity but does have contracts to sell directly to third party users. The barges are secured on the Ozama River in Santo Domingo, Dominican Republic. The electricity is sold at contracted pricing to certain large commercial users with contract terms extending from one to four years. Seaboard also sells approximately 40% of its power under a short-term contract to a government-owned distribution company. The remaining electricity is sold in the "spot market" at prevailing market prices, primarily to three wholly or partially government-owned electric distribution companies or other power producers who lack sufficient power production to service their customers.

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

     (ii) Status of Product or Segment

     In April 2008, the Pork Division entered into an agreement to build and operate a majority-owned ham-boning and processing plant in Mexico. This plant is expected to be completed in early 2009.

     In the second quarter of 2008, the Pork Division commenced production of biodiesel at a new facility constructed in Guymon, Oklahoma. The biodiesel is produced from pork fat from Seaboard's Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities. The biodiesel is sold to a third party. The facility can also produce biodiesel from vegetable oil. In addition, the Pork Division previously announced plans to expand its processed meats capabilities by constructing a separate further processing plant, primarily for bacon, or acquiring an existing facility. During the second quarter of 2008, Seaboard decided to indefinitely delay plans to expand its processed meats capabilities.

     During 2007, the Pork Division constructed additional hog finishing space to allow hogs more time to reach the desired weight for processing at the Guymon plant. Additional hog finishing space was completed in 2008. During 2008, modifications were made to the Guymon plant that increased the daily double shift processing capacity from approximately 16,800 to 18,500 hogs.

     In the fourth quarter of 2008, Seaboard ceased flour milling operations in Madagascar through the cancellation of the lease of two milling facilities. In addition, during 2008 Seaboard discontinued operations of its flour milling operations in Mozambique as a result of its Mozambican subsidiary entering into an agreement to exchange its flour milling facility for a ten percent ownership interest in a food processing company in that country. This exchange transaction is expected to be complete in the first half of 2009.

     On May 30, 2008, the Marine Division entered into an Amended and Restated Terminal Agreement ("Amended Terminal Agreement") with Miami-Dade County ("County") for marine terminal operations pursuant to which Seaboard Marine renewed its existing Terminal Agreement with the County at the Port of Miami. The Amended Terminal Agreement will enable Seaboard Marine to continue its existing operations at the Port of Miami. The Amended Terminal Agreement has a term through September 30, 2028, with two five-year renewal options, the exercise of which are subject to certain conditions.

     During 2007, Seaboard launched a plan to expand the sugar business in the Sugar & Citrus Division. As part of this plan, in 2007 Seaboard purchased land, planted an additional 15,000 acres of sugar cane and started expanding the alcohol distillery operations. The alcohol distillery expansion was completed in 2008. This expansion has raised sugar production from approximately 200,000 metric tons per year to approximately 230,000 metric tons per year and increased alcohol production capacity from approximately four million gallons per year to approximately 13 million gallons per year.

     The Sugar and Citrus Division is in the process of developing a 40 megawatt cogeneration power plant. This plant is expected to be completed in 2010. In addition, management is reviewing its strategic options for the citrus business.

     On March 2, 2009, an agreement became effective under which Seaboard will sell its two power barges in the Dominican Republic for $70.0 million, which will use such barges for private use. The agreement calls for the sale to occur on or around January 1, 2011. Seaboard will be responsible for the wind down and decommissioning costs of the barges. Completion of the sale is dependent upon the satisfaction of several conditions, including meeting certain baseline performance and emission tests. Failure to satisfy or cure any deficiencies could result in the agreement being terminated. Seaboard will retain all other physical properties of its power generation business, and is considering options to continue its power business in the Dominican Republic after the sale of these assets is completed.

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

     (v)  Seasonal Business

     Profits from processed pork are generally higher in the fall months. However, for both 2008 and 2007, elevated grain prices without a comparable increase in live hog prices, lowered profits from hog production offsetting the generally higher fall processing profits from previous years. Sugar prices in Argentina are generally lower during the typical sugarcane harvest period between June and November. Seaboard's other divisions are not seasonally dependent to any material extent.

     (vi) Practices Relating to Working Capital Items

     There are no unusual industry practices or practices of Seaboard relating to working capital items.

     (vii)  Depending on a Single Customer or Few Customers

     Seaboard does not have sales to any one customer equal to ten percent or more of consolidated revenues. The Pork Division derives approximately 12 percent of its revenues from a few customers in Japan through one agent. The Power Division sells power in the Dominican Republic to a limited number of contract customers and on the spot market accessed primarily by three wholly or partially government-owned distribution companies. Approximately 40% of its power generation is provided for one government-owned distribution company under a short-term contract and for which Seaboard bears a concentrated credit risk as this customer, from time to time, has significant past due balances. No other division has sales to a few customers which, if lost, would have a material adverse effect on any such division or on Seaboard taken as a whole.

     (viii) Backlog

     Backlog is not material to Seaboard's businesses.

     (ix) Government Contracts

     No material portion of Seaboard's business involves government contracts.

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

     Seaboard's ocean liner service for containerized cargoes faces competition based on price, reliable sailing frequencies and customer service. Seaboard believes it is among the top five ranking ocean liner services for containerized cargoes in the Caribbean Basin based on cargo volume.

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

     (xii)     Environmental Compliance

     Seaboard is subject to numerous Federal, state and local provisions relating to the environment which require the expenditure of funds in the ordinary course of business. Seaboard does not anticipate making expenditures for these purposes, which, in the aggregate would have a material or significant effect on Seaboard's financial condition or results of operations.

     (xiii)    Number of Persons Employed by Registrant

     As of December 31, 2008, Seaboard, excluding non-consolidated foreign affiliates, had 10,734 employees, of whom 5,714 were employed in the United States. Approximately 2,000 employees in Seaboard's Pork Division were covered by collective bargaining agreements as of December 31, 2008. Seaboard considers its employee relations to be satisfactory.

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

Seaboard considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located  to  be  satisfactory,  but these  foreign  operations  are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, sales price controls, currency inconvertibility and devaluation, and currency exchange controls. To minimize certain of these risks, Seaboard has insured certain investments in its affiliate flour mills in Democratic Republic of Congo, Haiti, Lesotho, Republic of Congo and Zambia, to the extent available and deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. At the date of this report, Seaboard is not aware of any situations which could have a material effect on Seaboard's business.

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

(a) General

  (1) Seaboard's Operations are Subject to the General Risks of the Food Industry. The divisions of the business that are in the food products manufacturing industry are subject to the risks posed by:

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

  (2) Foreign Political and Economic Conditions Have a Significant Impact on Seaboard's Business. Seaboard is a diverse agribusiness and transportation company with global operations in several industries. Most of the sales and costs of Seaboard's divisions are significantly influenced by worldwide fluctuations in commodity prices or changes in foreign political and economic conditions. Accordingly, sales, operating income and cash flows can fluctuate significantly from year to year. In addition, Seaboard's international activities pose risks not faced by companies that limit themselves to United States markets. These risks include:

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

      Seaboard cannot provide assurance that it will be successful in competing effectively in international markets.

  (3) Deterioration of Economic Conditions Could Negatively Impact Seaboard's Business. Seaboard's business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our pork products, grains and shipping services, or the cost and availability of our needed raw materials and packaging materials, thereby negatively affecting our financial results. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

       - impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by customers and suppliers;

       - negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows;

       - decrease the value of our investments in equity and debt securities, including pension plan assets; and

       -    impair the financial viability of our insurers.

  (4) Ocean Transportation Has Inherent Risks. Seaboard's owned and chartered vessels along with related cargoes are at risk of being damaged or lost because of events such as:

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

  (5) Seaboard's Common Stock is Thinly Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held (72.1% is owned by Seaboard Flour, which is owned by S. Bresky and other members of the Bresky family) and thinly traded on a daily basis on the NYSE Alternext US (formerly, American Stock Exchange). Accordingly, the price of a share of common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis.

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

  (2) Increases  in  Costs  of  Seaboard's Feed Components  and  Hog
      Purchases Could Adversely Affect Seaboard's Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and can be materially affected by commodity price fluctuations for corn and soybean meal. The results of Seaboard's Pork Division can be negatively affected by increased costs of Seaboard's feed components. The recent increase in construction of ethanol plants has elevated this risk as it has increased the competing demand for feed ingredients, primarily corn. Similarly, accounting for approximately 25% of Seaboard's total hogs slaughtered, the cost of third party hogs purchased fluctuates with market conditions and can have an impact on Seaboard's total costs. The cost and supply of feed components and the third party hogs that we purchase are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports and governmental agricultural policies. Seaboard attempts to manage certain of these risks through the use of financial instruments, however this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork prices correspondingly increase, increases in the prices of Seaboard's feed components or in the cost of third party hogs purchased would adversely affect Seaboard's operating margins.

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

  (4) The Loss of Seaboard's Sole Hog Processing Facility Could Adversely Affect Seaboard's Business. Seaboard's Pork Division is largely dependent on the continued operation of a single hog processing facility. The loss of or damage to this facility for any reason-including fire, tornado, governmental action or other reason-could adversely affect Seaboard and Seaboard's pork business.

  (5) Environmental Regulation and Related Litigation Could Have a Material Adverse Effect on Seaboard. Seaboard's operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, odors, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with these laws and regulations and any future changes to them may result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages and negative publicity. Some requirements applicable to Seaboard may also be enforced by citizen groups. Seaboard has incurred, and will continue to incur, operating expenditures to comply with these laws and regulations.

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

  (8) Corporate Farming Legislation Could Result in the Divestiture or Restructuring of Seaboard's Pork Operations. The development of large corporate farming operations and concentration of hog production in larger-scale facilities has engendered opposition from residents of states in which Seaboard conducts its pork processing and live hog operations. From time-to-time, corporate farming legislation has been introduced in the United States Senate and House of Representatives, as well as in several state legislatures. These proposed anti-corporate farming bills have included provisions to prohibit or restrict meat packers, such as Seaboard, from owning or controlling livestock intended for slaughter, which would require divestiture or restructuring of Seaboard's operations.

  (9) International Trade Barriers Could Adversely Affect Seaboard's Pork Operations. This division realizes a significant portion of its revenues from international markets, particularly Japan and Mexico. International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. These and other risks could result in border closings or other international trade barriers having an adverse effect on Seaboard's earnings.

 (10) Discontinuation of Tax Credits for Biodiesel Could Adversely Affect Seaboard's Results of Operations. Seaboard will obtain Federal and State tax credits for the biodiesel it produces and sells. The Federal tax credit is currently scheduled to expire on December 31, 2009, and if not renewed could adversely affect Seaboard's results of operations and could result in the potential impairment of the recorded value of property, plant and equipment related to the biodiesel processing facility.

 (11) Operations of Biodiesel Production Facility. The profitability of Seaboard's biodiesel plant could be adversely affected by various factors, including the market price of pork and other animal fat which is utilized to produce biodiesel, and the market price for biodiesel. Unfavorable changes in these prices over extended periods of time could adversely affect Seaboard's results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to this facility.

 (c) Commodity Trading & Milling Division

  (1) Seaboard's Commodity & Milling Division is Subject to Risks Associated with Foreign Operations. This division principally operates in Africa, Bermuda, South America and the Caribbean and, in most cases, in what are generally regarded to be lesser developed countries. Many of these foreign operations are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls, in addition to the risks of overseas operations mentioned in clause (a)(2) above. In addition, foreign government policies and regulations could restrict the purchase of various grains, reducing or limiting Seaboard's ability to access grains or to limit Seaboard's sales price for grains sold in local markets.

  (2) Fluctuations in Commodity Grain Prices Could Adversely Affect the Business of Seaboard's Commodity & Milling Division. This division's sales are significantly affected by fluctuating worldwide prices for various commodities, such as wheat, corn, soybeans and rice. These prices are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control. North American and European subsidized wheat and flour exports, including donated food aid, and world-wide and local crop production can contribute to these fluctuating market conditions and can have a significant impact on the trading and milling businesses' sales, value of commodities held in inventory and operating income. The current unprecedented volatility of grain prices increase certain business risks including holding high priced inventory or the potential for reduced sales volumes. These risks can increase if governments impose sale price controls or seek to preserve local food supply by banning exports, if grain prices fall significantly and competitors hold lower priced positions, or if customers default, which could result in write-downs of inventory values and an increase in bad debts. Seaboard's results of operations could be adversely affected by fluctuations in commodity prices.

  (3) Seaboard's Commodity & Milling Division Largely Depends on the Availability of Chartered Ships. Most of Seaboard's third party trading is transported with chartered ships. Charter hire rates, influenced by available charter capacity and demand for worldwide trade in bulk cargoes, and related fuel costs can impact business volumes and margins.

  (4) This Division Uses a Material Amount of Derivative Products to Manage Certain Market Risks. The commodity trading portion of the business enters into various commodity derivatives, foreign exchange derivatives and freight derivatives to create what management believes is an economic hedge for commodity trades it executes or intends to execute with its customers. From time to time, this portion of the business may enter into speculative derivative transactions related to its market risks. Failure to execute or improper execution of a derivative position or a firmly committed sale or purchase contract, a speculative transaction that closes without the desired result or exposure to counter party risk could have an adverse impact on the results of operations and liquidity.

  (5) This Division is Subject to Higher than Normal Risks for Attracting and Retaining Key Personnel. In the commodity trading environment, a loss of a key employee such as a commodity trader can have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and retaining business with various foreign customers. In the milling portion of this division, employing and retaining qualified expatriate personnel is a key element of success given the difficult living conditions, the unique operating environments and the reliance on a relatively small number of executives to manage each individual location.

(d) Marine Division

  (1) The Demand for Seaboard's Marine Division's Services Are Affected by International Trade and Fluctuating Freight Rates. This division provides containerized cargo shipping services primarily from the United States to over twenty-five different countries in the Caribbean Basin, and Central and South America. In addition to the risks of overseas operations mentioned in clause (a)(2) above, fluctuations in economic conditions, unstable or hostile local political situations in the countries in which Seaboard operates can affect import/ export trade volumes and the price of container freight rates and adversely affect Seaboard's results of operations.

  (2) Chartered Ships Are Subject to Fluctuating Rates. The largest expense for this division is typically time charter cost. Certain of the ships are under charters longer than one year while others are less than one year. These costs can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a charter contract for more or less than one year will be favorable to Seaboard's business. Accordingly, entering into long-term charter hire contracts during periods of decreasing charter hire costs or short term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on Seaboard's results of operation.

  (3) Fuel Prices Can Adversely Affect Seaboard's Business. Ship fuel expenses are one of the division's largest expenses. These costs can vary greatly from year-to-year depending on world fuel prices. Also, but to a lesser extent, fuel price increases can impact the cost of inland transportation costs.

  (4) Hurricanes Can Disrupt Operations in the Caribbean Basin. Seaboard's port operations throughout the Caribbean Basin can be subject to disruption due to hurricanes, especially at Seaboard's major ports in Miami, Florida and Houston, Texas, which could have an adverse effect on our results of operations

  (5) Seaboard is Subject to Complex Laws and Regulations that Can Adversely Affect the Revenues, Cost, Manner or Feasibility of Doing Business. Federal, state and local laws and domestic and international regulations governing worker health and safety, environmental protection, port and terminal security, and the operation of vessels significantly affect Seaboard's operations, including rate discussions and other related arrangements. Many aspects of the marine industry, including rate agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, and to regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions or the suspension or termination of Seaboard's operations or detention of its vessels. In addition, future changes in laws, regulations and standards, including allowed freight rate discussions and other related arrangements, may result in additional costs or a reduction in revenues.

(e) Sugar and Citrus Division

  (1) The Success of this Division Depends on the Condition of the Argentinean Economy and Political Climate. This division
      operates   a   sugar  mill  and alcohol production facility in
      Argentina, locally growing a substantial portion of the sugar cane processed at the mill. In addition, this division also
      grows oranges in Argentina.      The majority of the sales are
      within   Argentina.  Fluctuations  in  economic  conditions or
      changes in the Argentine political climate can have an impact on the costs of operations, the sale price of products and
      export opportunities and the exchange rate of the    Argentine
      peso to the U.S. dollar. In this regard, local sale prices are affected by sugar import duties imposed by the Argentine government, which affects the volume of sugar imported to and exported from that market. If import duties are changed, this could have a negative impact on Seaboard's sale price of sugar. In addition, the Argentine government attempts to control inflation through price controls on commodities, including sugar, which could adversely impact the local sales price of sugar and the results of operations for this division. A devaluation of the Argentine peso would have a negative impact on Seaboard's financial position.

  (2) This Division is Subject to the Risks that Are Inherent in any Agricultural Business. Seaboard's results of operations for this division may be adversely affected by numerous factors over which we have little or no control and that are inherent in any agricultural business, including reductions in the market prices for Seaboard's products, adverse weather and growing conditions, pest and disease problems, and new government regulations regarding agriculture and the marketing of agricultural products. Of these risks, weather particularly can adversely affect the amount and quality of the sugar cane produced by Seaboard and Seaboard's competitors located in other regions of Argentina.

  (3) The Loss of Seaboard's Sole Processing Facility Would Adversely Affect the Business of This Division. Seaboard's Sugar and Citrus Division is largely dependant on the continued operation of a single processing facility. The loss of or damage to this facility for any reason - including fire, tornado, governmental action, labor unrest resulting in labor strikes or other reasons - would adversely affect the business of this division.

(f) Power Division

  (1) This Division is Subject to Risks of Doing Business in the Dominican Republic. This division operates in the Dominican Republic (DR). In addition to significant currency fluctuations and the other risks of overseas operations mentioned in clause (a)(2) above, this division can experience difficulty in obtaining timely collections of trade receivables from the government partially-owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. Currently, the DR does not allow a free market to enable prices to rise with demand which would limit our profitability in this business. The government has the ability to arbitrarily decide which power units will be able to operate, which could have adverse effects on results of operations.

  (2) Increases in Fuel Costs Could Adversely Affect Seaboard's Operating Margins. Fuel is the largest cost component of this division's business and, therefore, margins may be adversely affected by fluctuations in fuel if such increases can not be fully passed to customers.

  (3) Ability to Meet Obligations Under Asset Sale Agreement. Seaboard's agreement to sell its Dominican Republic barges requires that they meet certain performance standards at closing, which if not met will result in Seaboard being in breach of the agreement which could result in Seaboard incurring significant damages.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

(1) Pork - Seaboard's Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995. It has a daily double shift capacity to process approximately 18,500 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. The plant is utilized at near capacity throughout the year. In 2008, the Pork division made modifications to this facility that increased daily double shift capacity from approximately 16,800 hogs to 18,500 hogs. Seaboard's hog production operations consist of the breeding and raising of approximately 4.0 million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This business owns and operates six centrally located feed mills which have a combined capacity to produce approximately 1,700,000 tons of formulated feed annually used primarily to support Seaboard's existing hog production, and has the capability of supporting additional hog production in the future. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

Seaboard's Pork Division also owns two bacon further processing plants located in Salt Lake City, Utah and Missoula, Montana. These plants are utilized near capacity throughout the year, which is a combined daily smoking capacity of approximately 300,000 pounds of raw pork bellies.

The Pork Division owns a processing plant in Guymon, Oklahoma with the capacity to produce 30.0 million gallons of biodiesel annually, which is currently produced from pork fat from Seaboard's Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities. The facility can also produce biodiesel from vegetable oil. Construction of this plant was completed in the second quarter of 2008. Also during 2008, Seaboard entered into an agreement to build and operate a majority-owned ham-boning and processing plant in Mexico. The plant is currently expected to be completed in the first half of 2009.

(2) Commodity Trading and Milling - Seaboard's Commodity Trading and Milling Division owns, in whole or in part, grain-processing and related agribusiness operations in 12 countries which have the capacity to mill approximately 7,900 metric tons of wheat and maize per day. In addition, Seaboard has feed mill capacity of in excess of 129 metric tons per hour to produce formula animal feed. The milling operations located in Colombia, Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya, Lesotho, Nigeria, Republic of Congo, Sierra Leone, Uganda and Zambia own their facilities; and in Kenya, Lesotho, Mozambique, Nigeria, Republic of Congo and Sierra Leone the land on which the mills are located on is leased under long-term agreements. Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power, excess milling capacity in their competitive environment and European-subsidized wheat and flour exports. Seaboard also owns seven 9,000 metric-ton deadweight dry bulk carriers, one 23,400 metric ton deadweight dry bulk carrier, and "time charters" (the charter of a vessel, whereby the vessel owner is responsible to provide the captain and crew necessary to operate the vessel) under short-term agreements, between 13 and 29 bulk carrier ocean vessels with deadweights ranging from 2,000 to 44,000 metric tons.

(3) Marine - Seaboard's Marine Division leases a 135,000 square foot off-port warehouse and 81 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations. Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling approximately 690,000 square feet for cargo storage. At December 31, 2008, Seaboard owned 12 ocean cargo vessels with deadweights ranging from 2,600 to 19,500 metric tons and time chartered 27 vessels under contracts ranging from approximately one to two years with deadweights ranging from 3,400 to 21,500 metric tons. In addition, Seaboard has contracted to charter two vessels on a two-year time charter. Delivery of these two time chartered ships, each with a deadweight of 26,500 metric tons, is expected in the second half of 2009. Seaboard also owns or leases an aggregate of approximately 55,000 dry, refrigerated and specialized containers and units of related equipment.

(4) Sugar and Citrus - Seaboard's Argentine Sugar and Citrus Division owns more than 60,000 acres of planted sugarcane and approximately 3,000 acres of orange trees. Depending on local harvest and market conditions, this business also purchases third party sugar and citrus for resale. In addition, this division owns a sugar mill with a current capacity to process approximately 230,000 metric tons of sugar and approximately 13 million gallons of alcohol per year. This capacity is sufficient to process all of the cane harvested by this division and certain additional quantities harvested on behalf of the third party farmers in the region. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar produced. During 2008, construction was completed on the alcohol distillery operation which increased the alcohol production capacity from approximately four million gallons to approximately 13 million gallons per year. During 2010, it is anticipated that construction will be completed on a 40 megawatt cogeneration power plant. This division also owns a juice processing plant and fresh fruit packaging plant with capacity to produce approximately 5,000 tons of concentrated juice and package approximately 400,000 boxes of fresh fruit annually.

(5) Other - Seaboard's Power Division owns two floating electric power generating facilities, consisting of a system of diesel engines mounted onto barge-type vessels, with a combined rated capacity of approximately 112 megawatts, both located on the Ozama River in Santo Domingo, Dominican Republic. Seaboard operates as an independent power producer. Seaboard is not directly involved in the transmission and distribution facilities that deliver the power to the end users but does have contracts to sell directly to third party users. See "Status of Product or Segment" under Item 1 of this report for discussion of the pending sale of the two barges.

In addition to the information provided above, the information under "Principal Locations" of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report is incorporated herein by reference.

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

Executive Officers of the Registrant

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

Name (Age)                  Positions and Offices with Registrantand Affiliates

Steven J. Bresky (55)       President and Chief Executive Officer

Robert L. Steer  (49)       Senior Vice President, Chief Financial Officer

David M. Becker  (47)       Vice President, General Counsel and Secretary

Barry E. Gum (42)           Vice President, Finance and Treasurer

James L. Gutsch (55)        Vice President, Engineering

Ralph L. Moss (63)          Vice President, Governmental Affairs

David S. Oswalt (41)        Vice President, Taxation and Business Development

Ty A. Tywater (39)          Vice President, Audit Services

John A. Virgo (48)          Vice President, Corporate Controller and
                            Chief Accounting Officer

Rodney K. Brenneman (44)    President, Seaboard Foods, LLC

David M. Dannov (47)        President, Seaboard Overseas and Trading Group

Edward A. Gonzalez (43)     President, Seaboard Marine Ltd.

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

Mr. Becker has served as Vice President, General Counsel and Secretary of Seaboard since December 2003.

Mr. Gum has served as Vice President, Finance and Treasurer of Seaboard since December 2006 and previously as Vice President, Finance from 2003-2006.

Mr. Gutsch has served as Vice President, Engineering of Seaboard since December 1998.

Mr. Moss has served as Vice President, Governmental Affairs of Seaboard since December 2003.

Mr. Oswalt has served as Vice President, Taxation and Business Development of Seaboard since December 2003.

Mr.  Tywater  has  served  as  Vice President,  Audit  Services  of
Seaboard since November 2008 and previously as Internal Audit Director from 2002 to 2008.

Mr. Virgo has served as Vice President, Corporate Controller and Chief Accounting Officer of Seaboard since December 2003.

Mr. Brenneman has served as President of Seaboard Foods, LLC (previously Seaboard Farms Inc.) since June 2001.

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

Purchases  of  Equity  Securities  by  the  Issuer  and  Affiliated
Purchasers

                  Issuer Purchases of Equity Securities


                                                                    Approximate
                                                         Total      Dollar
                                                         Number     Value
                                                         of Shares  of Shares
                                                         Purchased  that May
                                                         as         Yet Be
                                                         Part of    Purchased
                                Total        Average     Publicly   Under the
                                Number       Price       Announced  Plans or
                                of Shares    Paid        Plans or   Programs
  Period                        Purchased    per Share   Programs

September 28 to October 31, 2008   -         $ n/a          n/a     $15,522,922
November 1 to November 30, 2008   241        $ 842.25       241     $15,319,940
December 1 to December 31, 2008   852        $ 961.86       852     $14,500,433
Total                           1,093        $ 935.49     1,093     $14,500,433

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

Item  7A.   Quantitative and Qualitative Disclosures  About  Market
Risk

The information required by Item 7A of Form 10-K is incorporated herein by reference to (a) the material under the captions "Derivative Instruments and Hedging Activities" within Note 1 of Seaboard's Consolidated Financial Statements appearing on page 37 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, and (b) the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 24 through 26 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

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

Item   9.   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of December 31, 2008, Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures, as defined in Exchange Act rule 13a - 15(e). Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

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

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

Item 9B.  Other Information

Seaboard Corporation ("Seaboard") and its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd. ("TCCB"), entered into an Asset Purchase Agreement by and among TCCB, as Seller, Seaboard, as Seller-Parent, and Pueblo Viejo Dominicana Corporation, as Buyer ("Pueblo Viejo"), dated September 23, 2008, which agreement was amended by that certain Amendment to Asset Purchase Agreement among TCCB, Seaboard and Pueblo Viejo dated as of March 2, 2009 (collectively, the "Agreement"). Pursuant to the Agreement, TCCB has agreed to sell to Pueblo Viejo its two power barges in the Dominican Republic for a purchase price of $70 million, which will use such barges for private use. The Agreement calls for the sale to occur at or around January 1, 2011. Upon the satisfaction of certain conditions, which are expected to be met during March 2009, $15 million will be paid to TCCB and the $55 million balance of the purchase price will be paid into escrow and paid to TCCB at the closing of the sale. Seaboard will be responsible for the wind down and decommissioning costs of the barges. Completion of the sale is dependent upon several issues, including meeting certain baseline performance and emission tests. Failure to satisfy or cure any deficiencies could result in the
Agreement being terminated. Seaboard could be responsible to pay liquidated damages of up to approximately $15 million should it fail to perform its obligations under the Agreement, after expiration of applicable cure and grace periods. Seaboard will retain all other physical properties of this business and is considering options to continue its power business in the Dominican Republic after the sale of these assets is completed.

                             PART III

Item 10.  Directors,  Executive Officers and Corporate Governance

We  refer  you  to  the  information under the  caption  "Executive
Officers   of  Registrant"  appearing  immediately  following   the
disclosure in Item 4 of Part I of this report.

Seaboard has a Code of Ethics Policy (the Code) for directors, officers (including our chief executive officer, chief financial officer, chief accounting officer, controller and persons performing similar functions) and employees. Seaboard has posted the Code on its internet website, www.seaboardcorp.com, under the "About Us" tab and intends to disclose any future changes and waivers to the Code by posting such information on that website.

In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under "Item 1: Election of Directors" appearing on page 5 of Seaboard's definitive proxy statement filed pursuant to Regulation 14A for the 2009 annual meeting of Stockholders ("2009 Proxy Statement"), (b) the disclosure relating to Seaboard's audit committee and "audit committee financial expert" and its director nomination procedures under "Board of Directors Information -- Committees of the Board -- Audit Committee" and "Board of Directors Information -- Director Nominations" appearing on pages 6 and 7 of the 2009 Proxy Statement, and (c) the disclosure relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 under "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 24 of the 2009 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under "Board of Directors Information -- Compensation of Directors" and "Employment Arrangements with Named Executive Officers" appearing on page 7 and pages 10 and 11 of the 2009 Proxy Statement, and (b) the disclosure relating to compensation of executive officers under "Executive Compensation and Other Information," "Benefit Plans" and "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Compensation Discussion and Analysis" appearing on pages 8 and 9, and pages 11 through 21 of the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.

In addition to the information provided above, the information required by Item 12 of Form 10-K is incorporated herein by reference to the disclosure under "Principal Stockholders" and "Share Ownership of Management and Directors" appearing on pages 3 and 4 of the 2009 Proxy Statement.

Item  13.   Certain  Relationships and  Related  Transactions,  and
Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under "Compensation Committee Interlocks and Insider Participation" appearing on pages 20 and 21 of the 2009 Proxy Statement, and the disclosure under "Board of Directors Information - Controlled Corporation" and "Board of Directors Information - Committees of the Board" appearing on page 6 of the 2009 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to the disclosure under "Item 2 Selection of Independent Auditors" appearing on pages 21 through 23 of the 2009 Proxy Statement.

                              PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

  1.Consolidated financial statements.

     See Index to Consolidated Financial Statements on page F-1.

  2.Consolidated financial statement schedules.

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

     4.6 Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations, dated May 30, 2008. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 8-K dated May 30, 2008.

     4.7 Amended and Restated Credit Agreement between Borrowers and Bank of America, N.A., dated July 10, 2008 ($300,000,000 revolving credit facility expiring July 9,
         2013). Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 8-K dated July 10, 2008.

   10.1* Seaboard  Corporation  409A  Executive   Retirement   Plan
         Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Executive Retirement Plan , 2005 Amendment and Restatement dated March 6, 2006.

   10.2* Seaboard Corporation Executive Deferred Compensation Plan as Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Executive Deferred Compensation Plan dated December 29, 2005.

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

   10.6* Seaboard  Corporation  Retiree  Medical  Benefit  Plan  as
         Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Retiree Medical Benefit Plan dated March 4, 2005.

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

  10.12* Seaboard Corporation Nonqualified   Deferred  Compensation
         Plan Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Nonqualified Deferred Compensation Plan dated December 29, 2005.

  10.13* Amendment    to    Employment  Agreement between  Seaboard
         Corporation and Edward A. Gonzalez dated August 8, 2006. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-Q for the quarter ended July 1, 2006.

  10.14* Employment    Agreement    between    Seaboard    Overseas
         Trading Group and David M. Dannov dated July 1, 2006. Incorporated herein by reference to Exhibit 10.17 of Seaboard's Form 10-K for fiscal year ended December 31, 2006.

  10.15* Second    Amendment    to   Employment  Agreement  between
         Seaboard Corporation and Edward A. Gonzalez dated January 17, 2007. Incorporated herein by reference to Exhibit
         10.18  of  Seaboard's  Form 10-K  for  fiscal  year  ended
         December 31, 2006.

  10.16* First    Amendment   to   Employment   Agreement   between
         Seaboard  Corporation and Steven J. Bresky dated  December
         15, 2008.

  10.17* First    Amendment    to    Employment  Agreement  between
         Seaboard  Corporation and Robert L. Steer  dated  December
         15, 2008.

  10.18* First    Amendment   to   Employment   Agreement   between
         Seaboard Foods LLC, formerly known as Seaboard Farms Inc., and Rodney K. Brenneman dated December 15, 2008.

  10.19* Third   Amendment   to   Employment   Agreement    between
         Seaboard Marine Ltd. and Edward A. Gonzalez dated December
         15, 2008.

  10.20* First   Amendment    to    Employment   Agreement  between
         Seaboard Overseas Trading Group and David M. Dannov dated December 15, 2008.

  10.21 Asset Purchase Agreement by and among Transcontinental Capital Corporation (Bermuda) Ltd. (as Seller), Seaboard Corporation (as Seller-Parent) and Pueblo Viejo Dominicana Corporation (as Buyer), dated as of September 23, 2008.

  10.22 Amendment to Asset Purchase Agreement amount Transcontinental Capital Corporation (Bermuda) Ltd., Seaboard Corporation and Pueblo Viejo dated as of March 2, 2009.

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

                      SEABOARD CORPORATION

By    /s/Steven J. Bresky                   By    /s/Robert L. Steer
      Steven J. Bresky, President and Chief       Robert L. Steer,
      Executive Officer                           Senior Vice President,
      (principal executive officer)               Chief Financial Officer
                                                  (principal financial officer)

Date: March 2, 2009                         Date: March 2, 2009



By    /s/John A. Virgo
      John A. Virgo, Vice President,
      Corporate Controller and Chief
      Accounting Officer (principal
      accounting officer)

Date: March 2, 2009



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

By    /s/Steven J. Bresky                   By    /s/Kevin M. Kennedy
      Steven J. Bresky, Director and              Kevin M. Kennedy, Director
      Chairman of the Board

Date: March 2, 2009                         Date: March 2, 2009



By    /s/David A. Adamsen                   By    /s/Joseph E. Rodrigues
      David A. Adamsen, Director                  Joseph E. Rodrigues, Director

Date: March 2, 2009                         Date: March 2, 2009



By    /s/Douglas W. Baena
      Douglas W. Baena, Director

Date: March 2, 2009

             SEABOARD CORPORATION AND SUBSIDIARIES
     Index to Consolidated Financial Statements and Schedule
                      Financial Statements


                                                           Stockholders'
                                                        Annual Report Page

Report of Independent Registered Public Accounting Firm         28

Consolidated Statement of Earnings for the years
 ended December 31, 2008, December 31, 2007 and
 December 31, 2006                                              30

Consolidated Balance Sheets as of December 31, 2008
 and December 31, 2007                                          31

Consolidated Statement of Cash Flows for the years
 ended December 31, 2008, December 31, 2007 and
 December 31, 2006                                              32

Consolidated Statement of Changes in Equity for the
 years ended December 31, 2008, December 31, 2007 and
 December 31, 2006                                              33

Notes to Consolidated Financial Statements                      34

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

II - Valuation and Qualifying Accounts for the years ended
     December 31, 2008, 2007 and 2006                           F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Seaboard Corporation:

Under date of March 2, 2009, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2008, as contained in the December 31, 2008 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our   report   dated   March  2, 2009   contains  an  explanatory
paragraph  that states the Company adopted Statement of Financial
Accounting  Standards No. 158, Employers' Accounting for  Defined
Benefit Pension and Other Postretirement Plans, in 2006.



                                   KPMG LLP

Kansas City, Missouri
March 2, 2009


                                                      Schedule II

              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)



                                   Balance at       Provision   Net deductions   Balance at
                                beginning of year      (1)           (2)         end of year
Year ended December 31, 2008:

  Allowance for doubtful accounts    $ 8,060            776         (1,533)        $ 7,303

Year ended December 31, 2007:

  Allowance for doubtful accounts    $14,638          1,401         (7,979)        $ 8,060

Year ended December 31, 2006:

  Allowance for doubtful accounts    $16,155          2,479         (3,996)        $14,638

(1) The allowance for doubtful accounts provision is charged to selling, general and administrative expenses.

(2)  Includes   write-offs  net  of  recoveries  and   currency
     translation adjustments.
