Form 10-Q
period 2009-04-04
SEABOARD CORP /DE/
filed 2009-05-08
CIK 88121

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 4, 2009

                                 OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ___________________

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No __

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ X ]         Accelerated filer [   ]
  Non-accelerated filer   [   ] (Do not check if a smaller reporting company)
                                        Smaller reporting company [   ]

     Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes    .   No  X .

There were 1,237,193 shares of common stock, $1.00 par value per share, outstanding on April 27, 2009.

                                  Total pages in filing - 21 pages

 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

                       SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                 (Thousands of dollars except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended
                                                      April 4,        March 29,
                                                        2009            2008
Net sales:
   Products (includes sales to foreign
     affiliates of $140,916 and $109,694)           $  681,513      $  745,900
   Services                                            214,883         218,849
   Other                                                21,172          28,919
Total net sales                                        917,568         993,668

Cost of sales and operating expenses:
   Products                                            661,369         681,241
   Services                                            174,348         185,942
   Other                                                18,377          25,335
Total cost of sales and operating expenses             854,094         892,518

Gross income                                            63,474         101,150

Selling, general and administrative expenses            47,432          41,768

Operating income                                        16,042          59,382

Other income (expense):
   Interest expense                                     (3,856)         (2,826)
   Interest income                                       3,326           4,272
   Income from foreign affiliates                        3,894           3,948
   Foreign currency loss, net                           (3,933)         (1,733)
   Miscellaneous, net                                    4,608           3,446
Total other income (expense), net                        4,039           7,107

Earnings before income taxes                            20,081          66,489

Income tax benefit (expense)                            (3,935)          3,564

Net earnings                                        $   16,146      $   70,053

   Less: Net earnings attributable to noncontrolling
    interests                                             (173)            (26)

Net earnings attributable to Seaboard               $   15,973      $   70,027

Earnings per common share                           $    12.89      $    56.28
Dividends declared per common share                 $     0.75      $     0.75
Average number of shares outstanding                 1,239,207       1,244,205

     See accompanying notes to condensed consolidated financial statements.

              SEABOARD CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                      (Thousands of dollars)
                           (Unaudited)

                                                          April 4, December 31,
                                                           2009        2008
                          Assets

Current assets:
   Cash and cash equivalents                            $   41,959  $   60,594
   Short-term investments                                  288,293     312,680
   Receivables, net                                        342,313     360,677
   Inventories                                             445,977     508,995
   Deferred income taxes                                    14,124      14,195
   Other current assets                                    121,600     114,713
Total current assets                                     1,254,266   1,371,854

Investments in and advances to foreign affiliates           69,202      68,091
Net property, plant and equipment                          750,592     763,675
Goodwill                                                    40,628      40,628
Intangible assets, net                                      21,883      22,285
Other assets                                                66,127      64,828
Total assets                                            $2,202,698  $2,331,361

            Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                               $   73,062  $  177,205
   Current maturities of long-term debt                     46,868      47,054
   Accounts payable                                        103,738     122,869
   Other current liabilities                               224,556     244,963
Total current liabilities                                  448,224     592,091

Long-term debt, less current maturities                     77,867      78,560
Deferred income taxes                                       68,754      81,205
Other liabilities                                          135,527     115,927
Total non-current and deferred liabilities                 282,148     275,692

Stockholders' equity:
   Common stock of $1 par value,
     Authorized 4,000,000 shares;
     issued and outstanding 1,237,193 and 1,240,426 shares   1,237       1,240
   Accumulated other comprehensive loss                   (115,812)   (111,703)
   Retained earnings                                     1,581,928   1,569,818
Total Seaboard stockholders' equity                      1,467,353   1,459,355
   Noncontrolling interests                                  4,973       4,223
Total equity                                             1,472,326   1,463,578
Total liabilities and stockholders' equity              $2,202,698  $2,331,361

     See accompanying notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                             (Thousands of dollars)
                                  (Unaudited)

                                                            Three Months Ended
                                                            April 4,  March 29,
                                                             2009       2008
Cash flows from operating activities:
   Net earnings attributable to Seaboard                  $  15,973   $ 70,027
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                         23,126     21,283
       Income from foreign affiliates                        (3,894)    (3,948)
       Other investment income, net                          (1,494)    (1,520)
       Foreign currency exchange losses (gains)              (1,788)     7,975
       Noncontrolling interest                                  173         26
       Deferred income taxes                                (10,885)    (5,364)
       Gain from sale of fixed assets                          (234)      (461)
   Changes in current assets and liabilities:
        Receivables, net of allowance                        18,937    (32,152)
        Inventories                                          59,065    (44,504)
        Other current assets                                 (8,161)    (9,858)
        Current liabilities, exclusive of debt              (38,212)   (20,537)
   Other, net                                                 5,516      3,807
Net cash from operating activities                           58,122    (15,226)

Cash flows from investing activities:
   Purchase of short-term investments                       (77,507)   (63,658)
   Proceeds from the sale of short-term investments          86,542     49,896
   Proceeds from the maturity of short-term investments      17,805      5,459
   Investments in and advances to foreign affiliates, net     1,996         42
   Capital expenditures                                     (15,659)   (47,663)
   Proceeds from the sale of fixed assets                       955        727
   Payment received for the potential sale of power barges   15,000          -
   Other, net                                                  (550)    (1,185)
Net cash from investing activities                           28,582    (56,382)

Cash flows from financing activities:
   Notes payable to banks, net                              (98,709)    67,034
   Principal payments of long-term debt                        (898)      (989)
   Repurchase of common stock                                (2,938)      (536)
   Dividends paid                                              (928)      (933)
   Other, net                                                    79        (26)
Net cash from financing activities                         (103,394)    64,550

Effect of exchange rate change on cash                       (1,945)       (27)

Net change in cash and cash equivalents                     (18,635)    (7,085)

Cash and cash equivalents at beginning of year               60,594     47,346

Cash and cash equivalents at end of period                $  41,959   $ 40,261

      See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries ("Seaboard"). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard's investments in non-controlled affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2008 as filed in its Annual Report on Form 10-K. Seaboard's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard's year-end is December 31.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year. As Seaboard conducts its commodity trading business with third parties, consolidated subsidiaries and foreign affiliates on an interrelated basis, gross margin on foreign affiliates cannot be clearly distinguished without making numerous assumptions primarily with respect to mark-to-market accounting for commodity derivatives.

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

Recently Adopted Accounting Standards

Seaboard adopted Financial Accounting Standard (FAS) No. 160, "Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51" as of January 1, 2009. This statement changed the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests. The noncontrolling interests are now classified as a component of equity. This statement did not have an impact on Seaboard's financial position or net earnings.

Note 2 - Inventories

The following is a summary of inventories at April 4, 2009 and December 31, 2008:

                                                          April 4, December 31,
(Thousands of dollars)                                       2009      2008

At lower of LIFO cost or market:
   Live hogs and materials                                 $191,513  $201,654
   Fresh pork and materials                                  26,537    26,480
                                                            218,050   228,134
   LIFO adjustment                                          (35,540)  (40,672)
         Total inventories at lower of LIFO cost or market  182,510   187,462

At lower of FIFO cost or market:
   Grains and oilseeds                                      139,852   179,774
   Sugar produced and in process                             42,661    56,259
   Other                                                     35,462    36,964
         Total inventories at lower of FIFO cost or market  217,975   272,997

Grain, flour and feed at lower of weighted average cost or
 market                                                      45,492    48,536
          Total inventories                                $445,977  $508,995

As of April 4, 2009, Seaboard had $13,349,000 recorded in grain inventories related to its commodity trading business that are either committed primarily to one customer in a foreign country for which contract performance is an ongoing concern, considered unsold as a result of a customer default during the first quarter of 2009 or considered other on hand unsold inventory in the same markets which are at risk of lower of cost or market adjustments. During the first quarter of 2009, grain inventory values were written down $8,801,000 (with no tax benefit currently recognized), or $7.10 per share, based on management's estimate of net realizable value considering all of the facts and circumstances at this time. However, if Seaboard is successful in realizing more value from this inventory than what is currently estimated, it is possible that Seaboard could recover previous write-offs. Conversely, if Seaboard is unable to collect amounts primarily from the one customer as currently estimated, is forced to find other customers for a portion of this inventory or market prices decrease, it is possible that Seaboard could incur an additional material write-down in value of this inventory.

Note 3 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. There have not been any material changes in unrecognized income tax benefits since December 31, 2008. Interest related to unrecognized tax benefits and penalties was not material for the three months ended April 4, 2009.

Note 4 -Derivatives and Fair Value of Financial Instruments

Seaboard adopted Statement of Financial Accounting Standards No. 157 (FAS 157), "Fair Value Measurements" on January 1, 2008 with the exception of nonfinancial assets and nonfinancial liabilities that were deferred by the Financial Accounting Standards Board (FASB) Staff Position FAS 157-2. Seaboard adopted FAS 157 for these nonfinancial assets and nonfinancial liabilities as of January 1, 2009. The adoption of FAS 157 deferral provisions did not have a material impact on Seaboard's financial position or net earnings.

FAS 157 discusses valuation techniques, such as the market approach (prices and other relevant information generated by market conditions involving identical or comparable assets or liabilities), the income approach (techniques to convert future amounts to single present amounts based on market expectations including present value techniques and option-pricing), and the cost approach (amount that would be required to replace the service capacity of an asset which is often referred to as replacement cost). FAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of April 4, 2009 and also the level within the fair value hierarchy used to measure each category of assets.

                                          Quoted Prices
                                             In Active Significant
                                            Markets for   Other    Significant
                                    Balance   Identical Observable Unobservable
                                    April 4,    Assets   Inputs       Inputs
(Thousands of dollars)                2009    (Level 1) (Level 2)   (Level 3)

  Assets:

Available-for-sale securities        $265,090  $ 60,666  $204,424   $   -

Trading securities -
 short term investments                23,203         -    23,203       -

Trading securities -
 other current assets                  22,852    15,320     7,532       -

Derivatives                            15,679    14,400     1,279       -

  Total Assets                       $326,824  $ 90,386  $236,438   $   -

  Total Liabilities - Derivatives    $ 20,712  $ 11,180  $  9,532   $   -

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Seaboard will be required to adopt this FSP in the second quarter of 2009. Management believes the adoption of this FSP will not have an impact on Seaboard's financial position or net earnings.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP amends the other-than-temporary guidance for debt securities to make the guidance more operational. This FSP also expands the disclosures required in FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" to interim periods. Seaboard will be required to adopt this FSP in the second quarter of 2009. Management believes the adoption of this FSP will not have an impact on Seaboard's financial position or net earnings.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments". This FSP expands the fair value disclosures required for all financial instruments within the scope of FAS 107 to interim periods. Seaboard will be required to adopt this FSP in the second quarter of 2009. Management believes the adoption of this FSP will not have an impact on Seaboard's financial position or net earnings.

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." This statement changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, net earnings, and cash flows. Seaboard adopted this statement as of January 1, 2009. This statement did not have an impact on Seaboard's financial position or net earnings. While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.

Commodity Instruments

Seaboard uses various grain, meal, hog, pork bellies and energy resource related futures and options to manage its exposure to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure has not changed materially since December 31, 2008. Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings. Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given year.

At  April  4, 2009, Seaboard had open net contracts to purchase  and
(sell) (10,312,000) bushels of grain, 42,000 tons of soybean meal and (1,806,000) gallons of heating oil.

Foreign currency exchange agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. These foreign exchange agreements are recorded at fair value with changes in value marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings as management believes these primarily related to the underlying commodity transaction with the exception of the Yen foreign exchange agreement. The change in value of the Yen foreign exchange agreement is marked to market as a component of foreign currency gain (loss) on the Condensed Consolidated Statements of Earnings. Since these agreements are not accounted for as hedges, fluctuations in the related currency exchange rates could have a material impact on earnings in any given year.

At April 4, 2009, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and trade receivables and payables with notional amounts of $106,612,000 primarily related to the South African Rand and the Euro. At April 4, 2009, Seaboard had trading foreign exchange contracts to cover various foreign currency working capital needs related to the South African Rand for notional amounts of $4,930,000. At April 4, 2009, Seaboard had a trading foreign exchange contract to cover a note payable borrowing for a term note denominated in Japanese Yen for a notional amount of $58,781,000.

Forward Freight Agreements

The Commodity Trading and Milling segment enters into certain forward freight agreements, viewed as taking long positions in the freight market as well as covering short freight sales, which may or may not result in actual losses when future trades are executed. These forward freight agreements, which expire in the fourth quarter of 2009, are not accounted for as hedges but are viewed by management as an economic hedge against the potential of future rising charter hire rates to be incurred by this segment for bulk cargo shipping while conducting its business of delivering grains to customers in many international locations. At April 4, 2009, Seaboard had agreements to pay $41,500 and receive $47,750 per day during 2009. Since these agreements are not accounted for as hedges, the change in value related to these agreements is recorded in cost of sales on the Condensed Consolidated Statements of Earnings.

Interest Rate Exchange Agreements

In December 2008 and again in March 2009, Seaboard entered into ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt. Seaboard pays a fixed rate and receives a variable rate of interest on two notional amounts of $25,000,000 each. Since these interest rate exchange agreements are not accounted for as hedges, the change in value related to these agreements is recorded in Miscellaneous, net in the Condensed Consolidated Statements of Earnings.

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements, forward freight agreements and interest rate exchange agreements. The maximum amount of loss due to the credit risk of the counterparties for these agreements, should the counterparties fail to perform according to the terms of the contracts, is $11,402,000 as of April 4, 2009. Seaboard's foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $131,000 with several counterparties. Seaboard's forward freight agreements have a maximum amount of loss in the amount of $10,123,000 with one counterparty. Seaboard's interest rate exchange agreements have a maximum amount of loss in the amount of $1,148,000 with two counterparties. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statement of Earnings for the three months ended April 4, 2009.

(Thousands of dollars)
                                              April 4, 2009
                          Location of Gain or(Loss)    Amount of Gain or (Loss)
                            Recognized in Income       Recognized in Income on
                                on Derivative                 Derivative

Commodities                   Cost  of  sales                 $  3,641
Foreign currencies            Cost  of  sales                    1,828
Foreign currencies            Foreign currency loss             (5,732)
Forward freight agreements    Cost of sales                          -
Interest rate                 Miscellaneous, net                 2,479

The following table provides the fair value of each type of derivative held as of April 4, 2009 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)     AssetDerivatives            Liability Derivatives

                                         April 4, 2009

                        Balance                       Balance
                         Sheet           Fair          Sheet               Fair
                       Location         Value         Location            Value

Commodities       Other current assets $ 4,277 Other current liabilities $2,757

Foreign
 currencies       Other current assets     131 Other current liabilities  9,532

Forward freight
 agreements       Other current assets  10,123 Other current liabilities  8,423

Interest rate     Other current assets   1,148 Other current liabilities      -

Note 5 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. As a result of significant investment losses incurred in the Plan during the fourth quarter of 2008, management is currently evaluating the amount of an additional contribution to be made for the 2008 plan year during fiscal 2009. Although no final decision is expected until sometime late in the second quarter, it is expected a contribution will be made in the range of $2,000,000 to $15,000,000. As a result of this contribution, at this time management does not anticipate making a contribution for the 2009 plan year. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost of these plans was as follows:

                                                Three Months Ended
                                               April 4,    March 29,

(Thousands of dollars)                           2009        2008

Components of net periodic benefit cost:
 Service cost                                  $ 1,486     $ 1,395
 Interest cost                                   2,024       1,960
 Expected return on plan assets                 (1,060)     (1,681)
 Amortization and other                          1,206         369
 Net periodic benefit cost                     $ 3,656     $ 2,043

The accumulated unrecognized losses for 2008 in the Plan as of December 31, 2008 exceeded the 10% deferral threshold as permitted under FAS No. 87, "Employers' Accounting for Pensions" as a result of the significant investment losses incurred during 2008. Accordingly, Seaboard's pension expense for the Plan will increase by approximately $3,000,000 for 2009 as compared to 2008 as a result of loss amortization. In addition, pension expense for the Plan is expected to increase an additional $1,739,000 as a result of reduced expected return on assets, from the decline of assets in the Plan during 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," amending FASB Statement No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits". Seaboard will be required to adopt this statement effective for the fiscal year ending December 31, 2009. This FSP will require more detailed disclosures regarding defined benefit pension plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentration of risk within plan assets. Management believes the adoption of this FSP will not have a material impact on Seaboard's financial position or net earnings.

Note 6 - Commitments and Contingencies

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of April 4, 2009, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,978,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of April 4, 2009, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $58,121,000 and $1,924,000, respectively. Included in these amounts are LCs totaling $42,688,000, which support the Industrial Development Revenue Bonds included as long-term debt and $15,208,000 of LCs related to insurance coverages.

Note  7  -  Stockholders' Equity and Accumulated Other Comprehensive
Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                               Three Months Ended
                                             April 4,      March 29,
(Thousands of dollars)                         2009          2008

Net earnings                                 $15,973       $70,027

Other comprehensive income
 net of applicable taxes:

  Foreign currency translation adjustment     (5,866)          430
  Unrealized gain on investments                 921           299
  Unrecognized pension cost                      836           227

Total comprehensive income                   $11,864       $70,983

The components of and changes in accumulated other comprehensive loss for the three months ended April 4, 2009 are as follows:

                                           Balance              Balance
                                         December 31,  Period   April 4,
(Thousands of dollars)                       2008      Change     2009

Foreign currency translation adjustment  $ (68,211)  $(5,866) $ (74,077)
Unrealized gain on investments               1,781       921      2,702
Unrecognized pension cost                  (45,273)      836    (44,437)

Accumulated other comprehensive loss     $(111,703)  $(4,109) $(115,812)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At April 4, 2009, the Sugar segment had $159,217,000 in net assets denominated in Argentine pesos, $17,834,000 in net assets denominated in U.S. dollars and $51,324,000 of liabilities denominated in Japanese Yen in Argentina.

With the exception of the foreign currency translation adjustment to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $15,484,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On  August  7, 2007, the Board of Directors authorized  Seaboard  to repurchase from time to time prior to August 31, 2009 up to $50,000,000 market value of its Common Stock in open market or privately negotiated purchases, of which $11,562,000 remained available at April 4, 2009. For the three months ended April 4, 2009, Seaboard repurchased 3,233 shares of common stock at a cost of $2,938,000. Shares repurchased are retired and resume the status of authorized and unissued shares.

Stockholders approved an amendment to decrease the number of authorized shares of common stock from 4,000,000 shares to 1,250,000 shares at the annual meeting on April 27, 2009.

Note 8 - Segment Information

As of April 4, 2009, the Pork segment had $28,372,000 of goodwill and $17,000,000 of other intangibles not subject to amortization in connection with its acquisition of Daily's. During the fourth quarter of 2008, the Pork segment incurred an impairment charge of $7,000,000 related to the Daily's trade name. Seaboard will conduct its annual evaluation for impairment of this goodwill and other intangible assets as of July 4, 2009. If future market conditions do not produce projected sales price increases or additional processed meats sales volumes, and related levels of estimated operating margins, there remains the possibility that some additional amount of either this goodwill or the remaining amount of recorded other intangible assets not subject to amortization, or both, could be deemed impaired during some future period including fiscal 2009, which may result in a material charge to earnings.

During the first half of 2008, Seaboard started operations at its processing plant to produce biodiesel. The ongoing profitability of this plant is primarily based on future sales prices, the price of alternative inputs, government usage mandates and the continuation of a federal tax credit, which is set to expire at the end of 2009. During the fourth quarter of 2008, a combination of continued start-up expenses, a decrease in fuel prices and relatively high input prices resulted in an operating loss. Seaboard performed an impairment evaluation of this plant as of December 31, 2008 but determined there was no impairment based on management's current assumptions of future production volumes, sales prices, cost inputs and the probabilities of the combination of federal usage mandates and tax credits extensions. However, if future market conditions do not produce projected sale prices or expected cost inputs or there is a material change in the government usage mandates or available tax credits, there is a possibility that some amount of the recorded value of this processing plant could be deemed impaired during some future period including 2009, which may result in a charge to earnings. The recorded value of these assets as of April 4, 2009 was $44,976,000.

Prior to the first quarter of 2009, the Sugar segment was named Sugar and Citrus reflecting the citrus and related juice operations of this business. During the first quarter of 2009, management reviewed its strategic options for the citrus business in light of a continually difficult operating environment. In March 2009, management decided not to process, package or market the 2009 harvest for the citrus and related juice operations. As a result, during the first quarter of 2009, a charge to earnings of $2,803,000 was recorded primarily to write-down the value of related citrus and juice inventories to net realizable value, considering such remaining inventory will not be marketed similar to prior years but instead liquidated. In the second quarter of 2009, management decided to integrate and transform the land previously used for citrus production into sugar cane production and thus it is anticipated that Seaboard will incur an additional charge to earnings of approximately $1,400,000 during the second quarter of 2009 in connection with this change in business. In addition, management is evaluating the use of the remaining fixed assets, primarily buildings and equipment, to determine the best alternative use of these assets in the future. Management is considering various alternatives, including leasing, selling, or integrating the fixed assets into the existing sugar business. Accordingly, depending on the final disposition of these fixed assets, additional charges to earnings could be incurred for potential write-down of these fixed assets in future quarters if such plans do not fully recover the existing net book value of such fixed assets. The net book value of these assets was $3,684,000 as of April 4, 2009. Management anticipates finalizing its plans for these fixed assets by the end of 2009.

Included in the "All Other" segment is the Power division. The Power division sells approximately 34% of its power generation to a government-owned distribution company under a short-term contract for which Seaboard bears a concentrated credit risk as this customer, from time to time, has significant past due balances. As of April 4, 2009, this customer had total billings outstanding of $26,337,000 of which $20,000,000 was classified as long-term based on collection negotiations. In early May 2009, Seaboard received sovereign government bonds of the Dominican Republic with a par value  of  $20,000,000 denominated in U.S. dollars  to  satisfy  the outstanding billings Seaboard had classified as long-term. The bonds have maturities of June 30, 2010, 2011 and 2012.

On March 2, 2009, an agreement became effective under which Seaboard agreed to sell its two power barges in the Dominican Republic for $70,000,000. The agreement calls for the sale to occur on or around January 1, 2011. During March 2009, $15,000,000 was paid to Seaboard (recorded as long-term deferred revenue) and the $55,000,000 balance of the purchase price was paid into escrow and will be paid to Seaboard at the closing of the sale. The book value of the two barges was $22,935,000 as of April 4, 2009. Seaboard will continue to operate these two barges until the closing date of the sale, with an estimated annual depreciation cost of approximately $3,600,000. Seaboard will be responsible for the wind down and decommissioning costs of the barges. Completion of the sale is dependent upon several issues, including meeting certain baseline performance and emission tests. Failure to satisfy or cure any deficiencies could result in the agreement being terminated and the sale abandoned. Seaboard could be responsible to pay liquidated damages of up to approximately $15,000,000 should it fail to perform its obligations under the agreement, after expiration of applicable cure and grace periods. Seaboard will retain all other physical properties of this business and is considering options to continue its power business in the Dominican Republic after the sale of these assets is completed.

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

Sales to External Customers:

                                                Three Months Ended
                                               April 4,    March 29,
(Thousands of dollars)                          2009         2008

Pork                                        $  262,757    $  238,915
Commodity Trading and Milling                  380,877       479,891
Marine                                         206,947       210,940
Sugar                                           42,007        31,038
All Other                                       24,980        32,884
   Segment/Consolidated Totals              $  917,568    $  993,668

   Operating Income (Loss):

                                                Three Months Ended
                                               April 4,    March 29,
(Thousands of dollars)                          2009         2008

Pork                                        $  (17,077)   $   (4,842)
Commodity Trading and Milling                   13,101        49,072
Marine                                          19,739        10,880
Sugar                                            2,298         3,173
All Other                                        1,625         2,517
   Segment Totals                               19,686        60,800
Corporate Items                                 (3,644)       (1,418)
   Consolidated Totals                      $   16,042    $   59,382

Income from Foreign Affiliates:

                                                Three Months Ended
                                               April 4,    March 29,
(Thousands of dollars)                          2009         2008

Commodity Trading and Milling               $    3,703    $    3,936
Sugar                                              191            12
   Segment/Consolidated Totals              $    3,894    $    3,948

Total Assets:

                                               April 4,   December 31,
(Thousands of dollars)                          2009          2008

Pork                                        $  781,707    $  800,062
Commodity Trading and Milling                  518,629       543,303
Marine                                         250,511       267,268
Sugar                                          193,480       225,716
All Other                                       81,754        81,222
   Segment Totals                            1,826,081     1,917,571
Corporate Items                                376,617       413,790
   Consolidated Totals                      $2,202,698    $2,331,361

Investments in and Advances to Foreign Affiliates:

                                               April 4,   December 31,
(Thousands of dollars)                          2009          2008

Commodity Trading and Milling               $   67,583    $   66,578
Sugar                                            1,619         1,513
   Segment/Consolidated Totals              $   69,202    $   68,091

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

       _________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of April 4, 2009 decreased $43.0 million to $330.3 million from December 31, 2008. The decrease was the result of using cash generated by operating activities of $58.1 million and $15.0 million received for the potential sale of power barges, as discussed below, to reduce notes payable by $98.7 million, to spend $15.7 million on capital expenditures and to repurchase common stock for $2.9 million. Cash from operating activities increased $73.3 million for the three months ended April 4, 2009 compared to the same period in 2008, primarily as the result of decreases in working capital in the Commodity Trading and Milling segment, primarily as a result of decreased amounts of inventory, partially offset by lower net earnings for the first quarter of 2009 compared to the first quarter of 2008.

Acquisitions, Capital Expenditures and Other Investing Activities

During the three months ended April 4, 2009, Seaboard invested $15.7 million in property, plant and equipment, of which $6.9 million was expended in the Pork segment, $5.8 million in the Marine segment, and $2.1 million in the Sugar segment. The Pork segment expenditures were primarily for upgrades to the Guymon pork processing plant, improvements to existing hog facilities and the ham-boning and processing plant being built in Mexico. This plant is currently expected to be completed in the second quarter of 2009. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment. In the Sugar segment, the capital expenditures were primarily for expansion of cane growing operations and development of the cogeneration plant. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2009 management has budgeted capital expenditures totaling $79.2 million. The Pork segment plans to spend $13.0 million for improvements to existing hog facilities, upgrades to the Guymon pork processing plant, additional facility upgrades and related equipment and completion of the plant in Mexico discussed above. The Marine segment has budgeted $37.8 million primarily for the purchase of additional cargo carrying and handling equipment, and the expansion of existing port facilities. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment during 2009. The Sugar segment plans to spend a total of $22.8 million consisting of $14.2 million for the development of a 40 megawatt cogeneration plant, with the remaining amount primarily for the expansion of cane growing operations and harvesting equipment. The cogeneration plant is expected to be operational by the second quarter of 2010 with an additional $10.0 million anticipated to be spent during 2010. The balance of $5.6 million is planned to be spent in all other businesses. Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

On March 2, 2009, an agreement became effective under which Seaboard agreed to sell its two power barges in the Dominican Republic on or around January 1, 2011 for $70.0 million. During March 2009, $15.0 million was paid to Seaboard and the $55.0 million balance of the purchase price was paid into escrow and will be paid to Seaboard at the closing of the sale. See Note 8 to the Condensed Consolidated Financial Statements for further discussion.

Financing Activities and Debt

As of April 4, 2009, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $132.9 million. As of April 4, 2009, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $21.7 million. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed and uncommitted credit lines by $58.1 million and $1.9 million, respectively, primarily representing $42.7 million for Seaboard's outstanding Industrial Development Revenue Bonds and $15.2 million related to insurance coverages. Also included in notes payable as of April 4, 2009 was a term note of $51.3 million denominated in Japanese Yen.

Seaboard's remaining 2009 scheduled long-term debt maturities total $46.2 million. Although the current global liquidity crisis and worldwide economic downturn could affect Seaboard's ability to fund operations, management believes Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2009. In July 2008, Seaboard secured a $300.0 million line of credit for five years and as of April 4, 2009, has cash and short-term investments of $330.3 million with total net working capital of $806.0 million. In management's view, the primary liquidity issues for 2009 pertain to its customers'  and  suppliers'  liquidity, financing  capabilities  and overall financial health, which could affect Seaboard's sales volumes or customer contract performance, procurement of or access to needed inventory, supplies and equipment, and the timely collection of receivables along with related potential deterioration in the receivables aging. Management periodically reviews various alternatives for future financing to provide additional liquidity for future operating plans. Despite the current global business climate, management intends to continue seeking opportunities for expansion in industries in which Seaboard operates, utilizing existing liquidity and available borrowing capacity, and currently does not plan to pursue other financing alternatives.

On August 7, 2007, the Board of Directors authorized Seaboard to repurchase from time to time prior to August 31, 2009 up to $50.0 million market value of its common stock in open market or privately negotiated purchases, of which $11.6 million remained available at April 4, 2009. For the three months ended April 4, 2009, Seaboard used cash to repurchase 3,233 shares of common stock at a total price of $2.9 million. It is anticipated that any future stock repurchases will be funded by cash on hand or short-term investments. Shares repurchased are retired and resume status of authorized and unissued shares. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be modified or suspended at any time at Seaboard's discretion.

See Note 6 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales decreased to $917.6 million for the first quarter of 2009 compared to $993.7 million for the first quarter of 2008, primarily reflecting price decreases for commodities sold by the commodity trading business and decreased commodity trading volumes. Partially offsetting the decrease was higher volumes of pork products sold.

Operating income decreased to $16.0 million in 2009, compared to $59.4 million during the first quarter of 2008. The decrease for the quarter is primarily the result of lower commodity trading margins, including a $13.6 million fluctuation of marking to market Commodity Trading and Milling derivative contracts, as discussed below. The decrease is also the result of lower sale prices for pork products and increases in the cost of production of live hogs and plant operations. The decreases were partially offset by higher margins on marine cargo services primarily as a result of higher cargo rates during 2009 compared to 2008.

Pork Segment

                                                  Three Months Ended
                                                 April  4,  March 29,
(Dollars in millions)                              2009       2008

Net sales                                        $ 262.8    $ 238.9
Operating loss                                   $ (17.1)   $  (4.8)

Net sales for the Pork segment increased $23.9 million in the first quarter of 2009 compared to the first quarter of 2008. The increase for the quarter is primarily the result of higher volumes of pork products sold, primarily export sales, and, to a lesser extent, sales of biodiesel related to the start-up of the new biodiesel processing plant during the second quarter of 2008. The increased volumes were made possible by the expansion in daily capacity at the Guymon processing plant during the first quarter of 2008. The increase was partially offset by lower sale prices for pork products.

Operating income for the Pork segment decreased $12.3 million in the first quarter of 2009 compared to the first quarter of 2008. The decrease primarily related to lower sale prices for pork products noted above, increased costs of third party hogs, and various increases in the cost of production of live hogs and plant operations. Increased costs for internally raised hogs processed during the quarter, primarily the result of previous increases in the price of corn and, to a lesser extent, soybean meal, along with related commodity derivative losses were offset by decreases in LIFO. LIFO increased operating income by $5.1 million in 2009 compared to a decrease of $7.1 million in the first quarter of 2008, primarily as a result of lower costs to purchase corn and soybean meal during the first quarter of 2009. Commodity derivative losses were $1.6 million for the first quarter of 2009 compared to gains of $5.7 million for the first quarter of 2008.

Management is unable to predict future market prices for pork products or the cost of feed and hogs purchased from third parties. As market volatility for commodity prices has continued during the first quarter of 2009, management cannot predict future operating results but currently anticipates that this segment will become profitable during the second half of 2009. However, in April 2009, reports of a new flu strain believed to originate in Mexico rapidly received wide-spread public attention. Despite confirmations that people could not catch this strain of influenza by eating or handling pork products, early reports labeled this strain as "swine flu." In late April, U.S. officials re-named this strain as "2009 H1N1 flu", recognizing that this strain had not been found in any pigs, and therefore it cannot be contracted from pork products. In response to initial reports, certain countries banned U.S. pork exports and Seaboard's pork segment noted a decrease in demand and overall market prices for certain of its pork products. Management is currently unable to estimate the extent of the impact of these flu related concerns on the profitability of this segment or on Seaboard's results of operations, but believes the impact could be material depending on how quickly the general public disassociates the incident from eating pork products.

In addition, as discussed in Note 8 to the Condensed Consolidated Financial Statements, there is a possibility that some amount of either goodwill or other intangible assets not subject to amortization, or both, related to Daily's and some amount of the biodiesel plant could be deemed impaired during some future period including fiscal 2009, which may result in a charge to earnings if current projections are not met.

Commodity Trading and Milling Segment
                                                  Three Months Ended
                                                 April 4,   March 29,
(Dollars in millions)                              2009       2008

Net  sales                                       $ 380.9    $ 479.9
Operating  income                                $  13.1    $  49.1
Income from foreign affiliates                   $   3.7    $   3.9

Net sales for the Commodity Trading and Milling segment decreased $99.0 million in the first quarter of 2009 compared to the first quarter of 2008. The decrease is primarily the result of price decreases for commodities sold by the commodity trading business, especially for wheat, and decreased commodity trading volumes.

Operating income for this segment decreased $36.0 million in the first quarter of 2009 compared to the first quarter of 2008. The decrease reflects the $13.6 million fluctuation of marking to market the derivative contracts as discussed below and write-downs of $8.8 million for certain grain inventories during the first quarter of 2009 for customer contract performance issues and related lower of cost or market adjustments as discussed further in Note 2 to the Condensed Consolidated Financial Statements. The decrease also reflects certain long inventory positions, especially wheat, taken by Seaboard which provided higher than average commodity trading margins during the first quarter of 2008 as the price of these commodities significantly increased to historic highs at the time of sale in 2008 and, to a lesser extent, the decreased commodity trading volumes noted above.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results. However, management anticipates positive operating income for the remainder of 2009 although materially lower than 2008, excluding the potential effects of marking to market derivative contracts. It should be noted the unprecedented high level of grain prices during the first half of 2008 and the significant decrease in grain prices during the second half of 2008 and early 2009 increase certain business risks for each of the commodity trading, consolidated milling and foreign affiliate operations in this segment. Those risks, including holding high priced inventory or the potential for reduced sales volumes, can increase if governments impose sales price controls, grain prices remain volatile and/or competitors hold lower priced positions, or customers default, which could result in write-downs of inventory values and an increase in bad debt expense. In addition, see Note 2 to the Condensed Consolidated Financial Statements for discussion regarding certain grain inventories. If any one or more of these conditions develop, the result may materially lower operating income and could result in operating losses for any one or all of the commodity trading, consolidated milling and foreign affiliate operations.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income would have been lower by $3.6 million and $17.2 million, respectively, for the first quarter of 2009 and 2008. While management believes its commodity futures and options, foreign exchange contracts and forward freight agreements are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments will be primarily offset by realized margins as revenue is recognized. Accordingly, these mark-to-market gains could reverse in future periods, including fiscal 2009.

Income from foreign affiliates in the first quarter of 2009 decreased by $0.2 million compared to the first quarter of 2008. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment

                                                  Three Months Ended
                                                 April 4,   March 29,
(Dollars in millions)                              2009       2008

Net sales                                        $ 206.9    $ 210.9
Operating income                                 $  19.7    $  10.9

Net sales for the Marine segment decreased $4.0 million in the first quarter of 2009 compared to the first quarter of 2008 primarily reflecting lower cargo volumes as a result of economic declines in most markets served by Seaboard. The decrease in net sales was partially offset by higher cargo rates in most market served for the first quarter of 2009 compared to the first quarter of 2008, although most cargo rates were lower than the fourth quarter of 2008.

Operating income for the Marine segment increased $8.8 million for the first quarter of 2009 compared to the first quarter of 2008.
The increase was primarily the result of higher cargo rates discussed above and, to a lesser extent, significantly lower fuel costs for vessels and trucking expenses on a per unit shipped basis. Partially offsetting the increase was higher operating costs on a per unit shipped basis including charter hire and owned-vessel operating costs, port costs and stevedoring. Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will continue to affect net sales or operating income during the remainder of 2009. However, given the recent decline in global trade, management anticipates a material decrease in operating income for the remainder of 2009 compared to 2008, although recent trends suggesting lower fuel, trucking and charter hire expenses for the remainder of 2009 could result in better than anticipated operating results.

Sugar Segment

                                                  Three Months Ended
                                                 April 4,   March 29,
(Dollars in millions)                              2009       2008

Net sales                                        $  42.0    $  31.0
Operating income                                 $   2.3    $   3.2
Income from foreign affiliates                   $   0.2    $   0.0

Net sales for the Sugar segment increased $11.0 million for the first quarter of 2009 compared to the first quarter of 2008. The increase primarily reflects an increase in volumes and, to a lesser extent, higher sugar prices primarily for export sales. Although domestic Argentine sugar prices increased slightly, governmental authorities continue to attempt to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict whether sugar prices will continue to increase.

Operating income decreased $0.9 million in the first quarter of 2009 compared to the first quarter of 2008. The decrease primarily reflects a $2.8 million charge to earnings in 2009 related to write-down of citrus inventories and related costs as discussed below along with higher selling and administrative personnel costs partially offset by higher income from sugar sales as discussed above. Management anticipates this segment to remain profitable for the remainder of 2009. See Note 8 to the Condensed Consolidated Financial Statements for discussion regarding the decision by management in March 2009 to not process, package or market the 2009 harvest for the citrus and related juice operations plus an additional charge to earnings of approximately $1.4 million anticipated to be incurred in the second quarter of 2009 related to the citrus plantation and potential further write-downs in future quarters related to the remaining fixed assets with a net book value of $3.7 million as of April 4, 2009.

All Other

                                                  Three Months Ended
                                                 April 4,   March 29,
(Dollars in millions)                              2009       2008

Net sales                                        $  25.0    $  32.9
Operating income                                 $   1.6    $   2.6

Net sales and operating income primarily represents results from the Dominican Republic Power division. Net sales decreased $7.9 million in the first quarter of 2009 compared to the first quarter of 2008 primarily reflecting lower rates. The lower rates were attributable primarily to lower fuel costs, a component of pricing. Operating income decreased $1.0 million in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of rates decreasing more than fuel costs decreased. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs, but anticipates this segment to remain profitable for the remainder of 2009. See Note 8 to the Condensed Consolidated Financial Statements for the potential future sale of certain assets of this business.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $5.7 million in the first quarter of 2009 compared to the first quarter of 2008. The increase was primarily due to increased personnel costs. As a percentage of revenues, SG&A increased to 5.2% in the first quarter of 2009 compared to 4.2% for the first quarter of 2008 primarily as a result of decreased sales in the Commodity Trading and Milling segment.

Foreign Currency Loss, Net

The increase in foreign currency loss, net in the first quarter of 2009 compared to the first quarter of 2008 primarily reflects foreign currency losses in the commodity trading and milling segment related to transactions denominated in various African currencies and the Euro.

Income Tax Expense

The effective tax rate increased in 2009 compared to 2008 resulting in a tax expense for 2009 versus a tax benefit in 2008 primarily based on a projected domestic taxable income for 2009 compared to domestic losses in 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchase and sale contracts, forward purchases, and forward freight agreements. Primary market risk exposures result from changing commodity prices, freight rates, foreign currency exchange rates and interest rates. From time to time, Seaboard may also enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2008. See Note 4 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of April 4, 2009. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended April 4,
2009 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2008.

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

                  Issuer Purchases of Equity Securities


                                                      Total        Approximate
                                                      Number       Dollar Value
                                                      of Shares    of Shares
                                                      Purchased    that May
                                                      as Part      Yet Be
                              Total       Average     of Publicly  Purchased
                              Number of   Price       Announced    Under the
                              Shares      Paid per    Plans        Plans or
Period                        Purchased   Share       or Programs  Programs


January 1 to January 31, 2009       -         n/a         n/a      $14,500,433
February 1 to February 28, 2009 1,502      $954.57       1,502     $13,066,672
March 1 to April 4, 2009        1,731      $869.26       1,731     $11,561,979
Total                           3,233      $908.89       3,233     $11,561,979

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

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 27, 2009 in Auburndale, Massachusetts. Three items were submitted to a vote as described in Seaboard's Proxy Statement dated March 18, 2009. The following table briefly describes the proposals and results of the stockholders' vote.

                                             Votes in        Votes
                                               Favor       Withheld
1. To elect the following persons as
    directors:

    Steven J. Bresky                        1,113,012.24    94,382
    David A. Adamsen                        1,132,140.24    75,254
    Douglas W. Baena                        1,132,138.24    75,256
    Joseph E. Rodrigues                     1,131,187.24    76,207
    Edward I. Shifman, Jr.                  1,170,450.24    36,944

                                             Votes in        Votes     Votes
                                               Favor        Against  Abstaining

2. To ratify selection of KPMG LLP as
   independent auditors for 2009.           1,204,242.24     2,424      728

                                             Votes in        Votes     Votes
                                               Favor        Against  Abstaining

3. To approve a proposed amendment to       1,184,556.24    21,049    1,789
   paragraph 4 of Seaboard's Certificate
   of Incorporation to decrease the
   number of authorized shares of common
   stock from 4,000,000 shares to
   1,250,000 shares.

There were no broker nonvotes on any matter.

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

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:
(i)  Seaboard's ability to obtain adequate financing and  liquidity,
(ii)  the price of feed stocks and other materials used by Seaboard,
(iii) the sales price or market conditions for pork, grains, sugar and other products and services, (iv) statements concerning management's expectations of recorded tax effects under existing circumstances, (v) the ability of the Commodity Trading and Milling segment to successfully compete in the markets it serves and the volume of business and working capital requirements associated with the competitive trading environment, (vi) the charter hire rates and fuel prices for vessels, (vii) the stability of the Dominican Republic's economy, fuel costs and related spot market prices and collection of receivables in the Dominican Republic, (viii) the ability of Seaboard to sell certain grain inventories in foreign countries at current cost basis and the related contract performance by customers, (ix) the effect of the fluctuation in foreign currency exchange rates, (x) statements concerning profitability or sales volume of any of Seaboard's segments, (xi) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements,
(xii) the impact from the flu incident on the demand and overall market prices for pork products, or (xiii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

                           Date:  May 8, 2009


                           by:    /s/ John A. Virgo
                                  John A. Virgo, Vice President,
                                  Corporate Controller
                                  and Chief Accounting Officer
                                  (principal accounting officer)

                           Date:  May 8, 2009