Form 10-Q
period 2009-07-04
SEABOARD CORP /DE/
filed 2009-08-12
CIK 88121

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

  (Mark One)

  { X }   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 4, 2009

                                 OR

  {   }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

  For the transition period from___________________ to ____________________

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

There were 1,236,758 shares of common stock, $1.00 par value per share, outstanding on July 31, 2009.

                                  Total pages in filing - 23 pages

 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements



                      SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                 (Thousands of dollars except per share amounts)
                                 (Unaudited)

                                     Three Months Ended     Six Months Ended
                                     July 4,    June 28,   July 4,    June 28,
                                       2009       2008       2009       2008
Net sales:
   Products (includes sales to     $  661,784 $  731,123 $1,343,297 $1,477,023
    foreign affiliates of
    $119,984, $148,609, $260,900
    and $258,302, respectively)
   Services                           183,822    234,410    398,705    453,259
   Other                               24,224     34,418     45,396     63,337
Total net sales                       869,830    999,951  1,787,398  1,993,619

Cost of sales and operating expenses:
   Products                           630,373    719,546  1,291,742  1,400,787
   Services                           166,719    202,101    341,067    388,043
   Other                               21,529     30,074     39,906     55,409
Total cost of sales and operating
 expenses                             818,621    951,721  1,672,715  1,844,239

Gross income                           51,209     48,230    114,683    149,380

Selling, general and administrative
 expenses                              48,440     45,134     95,872     86,902

Operating income                        2,769      3,096     18,811     62,478

Other income (expense):
   Interest expense                    (3,243)    (3,011)    (7,099)    (5,837)
   Interest income                      4,818      4,154      8,144      8,426
   Income from foreign affiliates       3,698      1,865      7,592      5,813
   Foreign currency loss, net           3,128      2,358       (805)       625
   Other investment income, net         5,885      6,936      7,379      8,456
   Miscellaneous, net                   3,080       (831)     6,194      1,095
Total other income (expense), net      17,366     11,471     21,405     18,578

Earnings before income taxes           20,135     14,567     40,216     81,056

Income tax benefit                      6,425      6,606      2,490     10,170

Net earnings                       $   26,560 $   21,173 $   42,706 $   91,226
   Less: Net losses (earnings)
    attributable to noncontrolling
    interests                             359       (210)       186       (236)
Net earnings attributable to
 Seaboard                          $   26,919 $   20,963 $   42,892 $   90,990

Earnings per common share          $    21.76 $    16.85 $    34.64 $    73.14

Dividends declared per common
 share                             $     0.75 $     0.75 $     1.50 $     1.50

Average number of shares
 outstanding                        1,237,010  1,243,909  1,238,126  1,244,055

      See accompanying notes to condensed consolidated financial statements.

                        SEABOARD CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                               (Thousands of dollars)
                                     (Unaudited)

                                                      July 4,    December 31,
                                                       2009          2008
                       Assets

Current assets:
   Cash and cash equivalents                       $   80,192    $   60,594
   Short-term investments                             364,881       312,680
   Receivables, net                                   307,576       360,677
   Inventories                                        470,342       508,995
   Deferred income taxes                               13,808        14,195
   Other current assets                               166,761       114,713
Total current assets                                1,403,560     1,371,854

Investments in and advances to foreign affiliates      72,946        68,091

Net property, plant and equipment                     734,131       763,675

Goodwill                                               40,628        40,628

Intangible assets, net                                 21,481        22,285

Other assets                                           48,282        64,828

Total assets                                       $2,321,028    $2,331,361

     Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                          $   73,536    $  177,205
   Current maturities of long-term debt                46,887        47,054
   Accounts payable                                   150,497       122,869
   Other current liabilities                          275,099       244,963
Total current liabilities                             546,019       592,091

Long-term debt, less current maturities                77,782        78,560

Deferred income taxes                                  64,359        81,205

Other liabilities                                     140,175       115,927

Total non-current and deferred liabilities            282,316       275,692

Stockholders' equity:
   Common stock of $1 par value, Authorized
    1,250,000 and 4,000,000 shares;
    issued and outstanding 1,236,758 and
    1,240,426 shares                                    1,237         1,240
   Accumulated other comprehensive loss              (120,617)     (111,703)
   Retained earnings                                1,607,488     1,569,818
Total Seaboard stockholders' equity                 1,488,108     1,459,355

   Noncontrolling interests                             4,585         4,223

Total equity                                        1,492,693     1,463,578

Total liabilities and stockholders' equity         $2,321,028    $2,331,361

    See accompanying notes to condensed consolidated financial statements.

                  SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                         (Thousands of dollars)
                                (Unaudited)

                                                      Six Months Ended
                                                     July 4,    June 28,
                                                      2009        2008
Cash flows from operating activities:
   Net earnings                                   $  42,706   $  91,226
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                 46,223      43,430
       Income from foreign affiliates                (7,592)     (5,813)
       Other investment income, net                  (7,379)     (8,456)
       Foreign currency exchange losses               1,789       1,389
       Deferred income taxes                        (12,932)    (10,526)
       Loss (gain) from disposal of fixed assets        834        (251)
   Changes in current assets and liabilities:
        Receivables, net of allowance                54,352     (16,102)
        Inventories                                  31,038     (62,923)
        Other current assets                        (52,251)    (25,553)
        Current liabilities, exclusive of debt       60,454      11,508
   Other, net                                        11,223       7,329
Net cash from operating activities                  168,465      25,258

Cash flows from investing activities:
   Purchase of short-term investments              (218,683)   (130,028)
   Proceeds from the sale of short-term
    investments                                     154,101     137,131
   Proceeds from the maturity of short-term
    investments                                      35,196      22,421
   Investments in and advances to foreign
    affiliates, net                                   2,016        (458)
   Capital expenditures                             (28,456)    (77,275)
   Proceeds from the disposal of fixed assets         1,769       1,809
   Payment received for the potential sale of
    power barges                                     15,000           -
   Other, net                                          (589)     (2,139)
Net cash from investing activities                  (39,646)    (48,539)

Cash flows from financing activities:
   Notes payable to banks, net                     (100,400)     38,502
   Principal payments of long-term debt                (989)     (2,963)
   Repurchase of common stock                        (3,370)       (536)
   Dividends paid                                    (1,855)     (1,866)
   Other, net                                           159         996
Net cash from financing activities                 (106,455)     34,133

Effect of exchange rate change on cash               (2,766)        422

Net change in cash and cash equivalents              19,598      11,274

Cash and cash equivalents at beginning of year       60,594      47,346

Cash and cash equivalents at end of period        $  80,192   $  58,620

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

Supplemental Noncash Transaction

As more fully described in Note 9 to the Condensed Consolidated Financial Statements, in May 2009 Seaboard received sovereign government bonds of the Dominican Republic with a par value of $20,000,000 denominated in U.S. dollars to satisfy the same amount of outstanding billings from this customer that Seaboard had classified as long-term.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 167 "Amendments to FASB Interpretation No. 46(R)". This statement amends Interpretation 46(R) and requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the most significant activities of a VIE and the obligation to absorb losses or the right to receive benefits from the VIE.

This statement eliminates the quantitative approach previously required for determining the primary beneficiary of the VIE, which was based on determining which enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. This statement also amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires certain additional disclosures about the VIE. Seaboard will be required to adopt this statement as of January 1, 2010. Management is currently evaluating the impact of this statement but does not anticipate this statement will have a material impact on Seaboard's financial position or net earnings.

Recently Adopted Accounting Standards

Seaboard adopted FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" as of January 1, 2009. This statement changed the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests. The noncontrolling interests are now classified as a component of equity. This statement did not have an impact on Seaboard's financial position or net earnings.

Seaboard adopted FAS No. 165, "Subsequent Events", for the second quarter ended July 4, 2009. This statement requires an entity to disclose the date through which subsequent events have been evaluated. Seaboard evaluated subsequent events through August 12, 2009, which is the date the financial statements were issued. This statement did not have an impact on Seaboard's financial position or net earnings.

Note 2- Investments

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP amends the other-than-temporary guidance for debt securities to make the guidance more operational. This FSP also expands the disclosures required in FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" to interim periods. Seaboard adopted this FSP in the second quarter of 2009. The adoption of this FSP did not have an impact on Seaboard's financial position or net earnings.

Seaboard's short-term investments are treated as either available-for-sale securities or trading securities. Available-for-sale securities are recorded at their estimated fair market values with unrealized gains and losses reflected, net of tax, as a separate component of accumulated other comprehensive income. Trading securities are recorded at their estimated fair market values with unrealized gains and losses reflected in the statement of earnings. All of Seaboard's available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard's current operating needs.

As of July 4, 2009 and December 31, 2008, the available-for-sale investments primarily consisted of fixed rate municipal notes and bonds, money market funds and U.S. Government agency securities. At July 4, 2009 and December 31, 2008, available-for-sale short-term investments included $13,500,000 and $14,553,000, respectively, held by a wholly-owned consolidated insurance captive to pay Seaboard's retention of accrued outstanding workers' compensation claims. At July 4, 2009 and December 31, 2008, amortized cost and estimated fair market value were not materially different for these investments. As of July 4, 2009, the trading securities primarily consisted of high yield debt securities. Unrealized gains related to trading securities as of July 4, 2009 were $794,000 and $578,000 for the three and six months ended July 4, 2009, respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at July 4, 2009 and December 31, 2008.

                                               2009                 2008
                                     Amortized     Fair    Amortized     Fair
(Thousands of dollars)                  Cost       Value      Cost       Value

Fixed rate municipal notes and bonds  $148,329   $152,054   $170,150   $173,096
Money market funds                     110,925    110,925     79,059     79,059
U.S. Government agency securities       26,648     27,110     25,338     25,514
Foreign government debt securities      20,000     19,048          -          -
Variable rate demand notes               5,200      5,200      7,900      7,900
Other debt securities                   24,330     24,674     16,231     15,340
Total available-for-sale short-term
 investments                           335,432    339,011    298,678    300,909

High yield trading debt securities      23,511     24,070          -          -
Other trading debt securities            1,781      1,800          -          -
Domestic trading equity securities           -          -      9,008     11,771
Total available-for-sale and trading
  short-term investments              $360,724   $364,881   $307,686   $312,680

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of July 4, 2009.

(Thousands of dollars)                                      2009

Due within one year                                      $  68,613
Due after one year through three years                      89,416
Due after three years                                       54,395
 Total fixed rate securities                             $ 212,424

In addition to its short-term investments, as of July 4, 2009 and December 31, 2008, Seaboard also had long-term investments totaling $12,203,000 and $11,748,000, respectively, included in other assets on the Condensed Consolidated Balance Sheets. Included in this amount is a $5,910,000 investment for a less than 20% ownership interest in a company operating a 300 megawatt electricity generating facility in the Dominican Republic. This investment is accounted for using the cost method of accounting. Seaboard also has trading securities related to Seaboard's deferred compensation plans classified in other current assets on the Condensed
Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 - Inventories

The following is a summary of inventories at July 4, 2009 and December 31, 2008:

                                                          July 4,  December 31,
(Thousands of dollars)                                     2009        2008

At lower of LIFO cost or market:
  Live hogs and materials                                $184,380    $201,654
  Fresh pork and materials                                 21,835      26,480
                                                          206,215     228,134
  LIFO adjustment                                         (28,574)    (40,672)
       Total inventories at lower of LIFO cost or market  177,641     187,462

At lower of FIFO cost or market:
  Grains and oilseeds                                     179,111     179,774
  Sugar produced and in process                            34,132      56,259
  Other                                                    37,358      36,964
       Total inventories at lower of FIFO cost or market  250,601     272,997

Grain, flour and feed at lower of weighted average cost
 or market                                                 42,100      48,536
        Total inventories                                $470,342    $508,995

As  of  July  4,  2009,  Seaboard  had $7,842,000  recorded  in  grain inventories related to its commodity trading business that are committed primarily to one customer in a foreign country for which contract performance is an ongoing concern. During the first quarter of 2009, these and other grain inventory values were written down $8,801,000 (with no tax benefit currently recognized), or $7.10 per share, based on management's estimate of net realizable value considering all of the facts and circumstances at that time. However, if Seaboard is successful in realizing more value from this inventory than what is currently estimated, it is possible that Seaboard could recover previous write-offs. Conversely, if Seaboard is unable to collect amounts primarily from the one customer as currently estimated, it is possible that Seaboard could incur an additional material write-down in value of this inventory.

Note 4 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. There have not been any material changes in unrecognized income tax benefits since December 31, 2008. Interest related to unrecognized tax benefits and penalties was not material for the six months ended July 4, 2009.

Note 5 -Derivatives and Fair Value of Financial Instruments

Seaboard adopted Statement of Financial Accounting Standards No. 157 (FAS 157), "Fair Value Measurements" on January 1, 2008 with the exception of nonfinancial assets and nonfinancial liabilities that were deferred by the Financial Accounting Standards Board (FASB) Staff Position FAS 157-2. Seaboard adopted FAS 157 for these nonfinancial assets and nonfinancial liabilities as of January 1, 2009. The adoption of FAS 157 for nonfinancial assets and liabilities did not have a material impact on Seaboard's financial position or net earnings.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of July 4, 2009 and also the level within the fair value hierarchy used to measure each category of assets. The trading securities classified as other current assets below are assets held for Seaboard's deferred compensation plans.

                                         Quoted Prices
                                           In Active  Significant
                                          Markets for   Other       Significant
                                Balance    Identical  Observable  Unobservable
                                 July 4,     Assets    Inputs        Inputs
(Thousands of dollars)            2009     (Level 1)  (Level 2)     (Level 3)

  Assets:
Available-for-sale securities-
 short-term investments:
  Fixed rate municipal notes
   and bonds                    $152,054   $      -    $152,054       $  -
  Money market funds             110,925    110,925           -          -
  U.S. Government agency
   securities                     27,110          -      27,110          -
  Foreign government debt
   securities                     19,048          -      19,048          -
  Variable rate demand notes       5,200          -       5,200          -
  Other debt securities           24,674          -      24,674          -
Trading securities - short-term
 investments:
  High yield debt securities      24,070          -      24,070          -
  Other debt securities            1,800          -       1,800          -
Trading securities - other current
 assets:
  Domestic equity securities      10,726     10,726           -          -
  Foreign equity securities        5,758      2,183       3,575          -
  Fixed income mutual funds        2,391      2,391           -          -
  U.S. Treasury securities         1,226          -       1,226          -
  Money market funds               1,840      1,840           -          -
  U.S. Government agency
   securities                      2,710          -       2,710          -
  Other                              116         91          25          -
Derivatives                       18,137     17,676         461          -
  Total Assets                  $407,785   $145,832    $261,953       $  -
  Total Liabilities -
   Derivatives                  $ 15,583   $  8,631    $  6,952       $  -

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Seaboard adopted this FSP in the second quarter of 2009. The adoption of this FSP did not have an impact on Seaboard's financial position or net earnings.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments". This FSP expands the fair value disclosures required for all financial instruments within the scope of FAS 107 to interim periods. Seaboard adopted this FSP in the second quarter of 2009. The adoption of this FSP did not have an impact on Seaboard's financial position or net earnings.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. The amortized cost and estimated fair values of investments and long-term debt at July 4, 2009 and December 31, 2008 are presented below.

                                      2009                       2008
(Thousands of dollars)   Amortized Cost  Fair Value  Amortized Cost  Fair Value

Short-term investments,
 available-for-sale         $335,432      $339,011       $298,678      $300,909

Short-term investments,
 trading debt securities      25,292        25,870              -             -

Short-term investments,
 trading equity securities         -             -          9,008        11,771

Long-term debt               124,669       129,806        125,614       131,822

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

Commodity Instruments

Seaboard uses various grain, meal, hog, pork bellies and energy resource related futures and options to manage its exposure to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At July 4, 2009, Seaboard had open net derivative contracts to sell 10,976,000 bushels of grain, 55,000 tons of soybean meal and 1,554,000 gallons of heating oil. From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure has not changed materially since December 31, 2008. Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings. Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given year.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. These foreign exchange agreements are recorded at fair value with changes in value marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings as management believes they primarily related to the underlying commodity transaction, with the exception of the Yen foreign exchange agreement. The change in value of the Yen foreign exchange agreement is marked to market as a component of foreign currency gain (loss) on the Condensed Consolidated Statements of Earnings. Since these agreements are not accounted for as hedges, fluctuations in the related currency exchange rates could have a material impact on earnings in any given year.

At July 4, 2009, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with notional amounts of $153,940,000 primarily related to the South African Rand and the Euro. At July 4, 2009, Seaboard had trading foreign exchange contracts to cover various foreign currency working capital needs related to the South African Rand for notional amounts of $6,646,000. At July 4, 2009, Seaboard had a trading foreign exchange contract to cover a note payable borrowing for a term note denominated in Japanese Yen for a notional amount of $58,781,000.

Forward Freight Agreements

The Commodity Trading and Milling segment enters into certain forward freight agreements, viewed as taking long positions in the freight market as well as covering short freight sales, which may or may not result in actual losses when future trades are executed. These forward freight agreements, which expire in the fourth quarter of 2009, are not accounted for as hedges but are viewed by management as an economic hedge against the potential of future rising charter hire rates to be incurred by this segment for bulk cargo shipping while conducting its business of delivering grains to customers in many international locations. At July 4, 2009, Seaboard had forward freight agreements to pay $41,500 and receive $47,750 per day during 2009. Since these agreements are not accounted for as hedges, the change in value related to these agreements is recorded in cost of sales on the Condensed Consolidated Statements of Earnings.

Interest Rate Exchange Agreements

In December 2008 and again in March 2009, Seaboard entered into ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt. Seaboard agreed to pay a fixed rate and receive a variable rate of interest on two notional amounts of $25,000,000 each. In June 2009, Seaboard terminated both interest rate exchange agreements with a total notional value of $50,000,000. Seaboard received payments in the amount of $3,981,000 to unwind these agreements. Since these interest rate exchange agreements were not accounted for as hedges, the change in value related to these agreements were recorded in Miscellaneous, net in the Condensed Consolidated Statements of Earnings.

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and forward freight agreements. The maximum amount of loss due to the credit risk of the counterparties for these agreements, should the counterparties fail to perform according to the terms of the contracts, is $6,080,000 as of July 4, 2009. Seaboard's foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $460,000 with several counterparties. Seaboard's forward freight agreements have a maximum amount of loss in the amount of $5,620,000 with one counterparty. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statement of Earnings for the three and six months ended July 4, 2009.


(Thousands of dollars)
July  4, 2009                                       Three Months Ended        Six Months Ended
                    Location of Gain or (Loss)   Amount of Gain or (Loss)  Amount of Gain or (Loss)
                    Recognized in Income on     Recognized in Income on    Recognized in Income on
                          Derivative                   Derivative                 Derivative
Commodities                 Cost of sales              $  2,479                  $  6,120
Foreign currencies          Cost of sales               (15,010)                  (13,182)
Foreign currencies          Foreign currency              2,166                    (3,566)
Forward freight agreements  Cost of sales                     -                         -
Interest rate               Miscellaneous, net            2,833                     5,312


The following table provides the fair value of each type of derivative held as of July 4, 2009 and where each derivative is included on the Condensed Consolidated Balance Sheets.


(Thousands of dollars)             Asset Derivatives                 Liability Derivatives
                                  Balance                                Balance
                                   Sheet             Fair                 Sheet            Fair
                                  Location          Value               Location          Value
Commodities                 Other current assets  $12,057     Other current liabilities  $ 4,137
Foreign currencies          Other current assets      460     Other current liabilities    6,952
Forward freight agreements  Other current assets    5,620     Other current liabilities    4,494


Note 6 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. As a result of significant investment losses incurred in the Plan during the fourth quarter of 2008, in July 2009 Seaboard made a deductible contribution of $14,615,000 for the 2008 plan year. As a result of this contribution, at this time management does not anticipate making a contribution for the 2009 plan year. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost of these plans was as follows:

                                        Three Months Ended   Six Months Ended
                                         July 4,  June 28,   July 4,   June 28,
(Thousands of dollars)                    2009      2008      2009       2008

Components of net periodic benefit cost:
 Service cost                           $ 1,525   $ 1,242   $ 3,011    $ 2,637
 Interest cost                            2,057     1,810     4,081      3,770
 Expected return on plan assets          (1,322)   (1,432)   (2,382)    (3,113)
 Amortization and other                   1,289       418     2,495        787
 Net periodic benefit cost              $ 3,549   $ 2,038   $ 7,205    $ 4,081

The accumulated unrecognized losses for 2008 in the Plan as of December 31, 2008 exceeded the 10% deferral threshold as permitted under FAS No. 87, "Employers' Accounting for Pensions" as a result of the significant investment losses incurred during 2008. Accordingly, Seaboard's pension expense for the Plan will increase by approximately $3,000,000 for 2009 as compared to 2008 as a result of loss amortization. In addition, pension expense for the Plan is expected to increase an additional $1,739,000 as a result of reduced expected return on assets, from the decline of assets in the Plan during 2008, partially offset by approximately $457,000 in expected earnings from the 2009 contribution discussed above.

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

Note 7 - Commitments and Contingencies

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of July 4, 2009, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,978,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of July 4, 2009, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $54,678,000 and $4,150,000, respectively. Included in these amounts are LCs totaling $39,385,000, which support the Industrial Development Revenue Bonds included as long-term debt and $15,208,000 of LCs related to insurance coverages.

Note  8  -  Stockholders' Equity and Accumulated Other Comprehensive
Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                         Three Months Ended    Six Months Ended
                                         July 4,    June 28,  July 4,  June 28,
(Thousands of dollars)                    2009       2008      2009      2008

Net earnings                            $26,560    $21,173  $ 42,706   $91,226
Other comprehensive income
 net of applicable taxes:
  Foreign currency translation
   adjustment                            (4,558)       896   (10,424)    1,326
  Unrealized gain on investments, net    (1,132)      (692)     (211)     (393)
  Unrecognized pension cost                 885       (136)    1,721        91

Total comprehensive income              $21,755    $21,241  $ 33,792   $92,250

The components of and changes in accumulated other comprehensive loss for the six months ended July 4, 2009 are as follows:

                                             Balance                   Balance
                                           December 31,   Period        July 4,
(Thousands of dollars)                         2008       Change         2009

Foreign currency translation adjustment    $ (68,211)    $(10,424)   $ (78,635)
Unrealized gain on investments, net            1,781         (211)       1,570
Unrecognized pension cost                    (45,273)       1,721      (43,552)

Accumulated other comprehensive loss       $(111,703)    $ (8,914)   $(120,617)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At July 4, 2009, the Sugar segment had $144,616,000 in net assets denominated in Argentine pesos, $18,372,000 in net assets denominated in U.S. dollars and $53,489,000 of liabilities denominated in Japanese Yen in Argentina.

With the exception of the foreign currency translation adjustment to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $15,222,000 related to employees at certain subsidiaries and the unrealized gain on investments, net includes an unrealized loss of $952,000 on foreign government debt securities of the Dominican Republic for which no tax benefit has been recorded.

On  August  7, 2007, the Board of Directors authorized  Seaboard  to repurchase from time to time prior to August 31, 2009 up to $50,000,000 market value of its Common Stock in open market or privately negotiated purchases, of which $11,129,000 remained available at July 4, 2009. For the six months ended July 4, 2009, Seaboard repurchased 3,668 shares of common stock at a cost of $3,370,000. Shares repurchased are retired and resume the status of authorized and unissued shares.

Stockholders approved an amendment to decrease the number of authorized shares of common stock from 4,000,000 shares to 1,250,000 shares at the annual meeting on April 27, 2009.

Note 9 - Segment Information

As of July 4, 2009, the Pork segment had $28,372,000 of goodwill and $17,000,000 of other intangibles not subject to amortization in connection with its acquisition of Daily's. As of July 4, 2009, Seaboard conducted its annual evaluation for impairment of this goodwill and other intangible assets and, based on current market conditions indicating future sales price increases, additional processed meats sales volumes and related levels of estimated operating margins, determined there is no impairment.

During the first half of 2008, Seaboard started operations at its processing plant to produce biodiesel. The ongoing profitability of this plant is primarily based on future sales prices, the price of alternative inputs, government usage mandates and the continuation of a federal tax credit, which is set to expire at the end of

2009. During the fourth quarter of 2008, a combination of continued start-up expenses, a decrease in fuel prices and relatively high input prices resulted in an operating loss. Seaboard performed an impairment evaluation of this plant as of December 31, 2008 but determined there was no impairment based on management's current assumptions of future production volumes, sales prices, cost inputs and the probabilities of the combination of federal usage mandates and tax credits extensions. However, if future market conditions do not produce projected sale prices or expected cost inputs or there is a material change in the government usage mandates or available tax credits, there is a possibility that some amount of the recorded value of this processing plant could be deemed impaired during some future period including 2009, which may result in a charge to earnings. The recorded value of these assets as of July 4, 2009 was $44,343,000.

Prior to the first quarter of 2009, the Sugar segment was named Sugar and Citrus reflecting the citrus and related juice operations of this business. During the first quarter of 2009, management reviewed its strategic options for the citrus business in light of a continually difficult operating environment. In March 2009, management decided not to process, package or market the 2009 harvest for the citrus and related juice operations. As a result, during the first quarter of 2009, a charge to earnings of $2,803,000 was recorded primarily to write-down the value of related citrus and juice inventories to net realizable value, considering such remaining inventory will not be marketed similar to prior years but instead liquidated. In the second quarter of 2009, management decided to integrate and transform the land previously used for citrus production into sugar cane production and thus incurred an additional charge to earnings of approximately $2,497,000 during the second quarter of 2009 in connection with this change in business. In addition, management is evaluating the use of the remaining fixed assets, primarily buildings and equipment, to determine the best alternative use of these assets in the future. Management is considering various alternatives, including leasing, selling, or integrating the fixed assets into the existing sugar business.
Accordingly, depending on the final disposition of these fixed assets, additional charges to earnings could be incurred for potential write-down of these fixed assets in future quarters if such plans do not fully recover the existing net book value of such fixed assets. The net book value of these assets was $3,439,000 as of July 4, 2009. Management anticipates finalizing its plans for these fixed assets by the end of 2009.

Included in the "All Other" segment is the Power division. The Power division sells approximately 34% of its power generation to a government-owned distribution company under a short-term contract for which Seaboard bears a concentrated credit risk as this customer, from time to time, has significant past due balances. In May 2009, Seaboard received sovereign government bonds of the Dominican Republic with a par value of $20,000,000 denominated in U.S. dollars, with an 8% tax free coupon rate, to satisfy the same amount of outstanding billings from this customer that Seaboard had classified as long-term. These bonds are now classified as available-for-sale short term investments on the Condensed Consolidated Balance Sheet as of July 4, 2009.

On March 2, 2009, an agreement became effective under which Seaboard agreed to sell its two power barges in the Dominican Republic for $70,000,000. The agreement calls for the sale to occur on or around January 1, 2011. During March 2009, $15,000,000 was paid to Seaboard (recorded as long-term deferred revenue) and the $55,000,000 balance of the purchase price was paid into escrow and will be paid to Seaboard at the closing of the sale. The book value of the two barges was $22,034,000 as of July 4, 2009. Seaboard will continue to operate these two barges until the closing date of the sale, with an estimated annual depreciation cost of approximately $3,600,000. Seaboard will be responsible for the wind down and decommissioning costs of the barges. Completion of the sale is dependent upon several conditions, including meeting certain baseline performance and emission tests. Failure to satisfy or cure any deficiencies could result in the agreement being terminated and the sale abandoned. Seaboard could be responsible to pay liquidated damages of up to approximately $15,000,000 should it fail to perform its obligations under the agreement, after expiration of applicable cure and grace periods. Seaboard will retain all other physical properties of this business and is considering options to continue its power business in the Dominican Republic after the sale of these assets is completed.

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

Sales to External Customers:

                                Three Months Ended          Six Months Ended
                                 July 4,   June 28,        July 4,    June 28,
(Thousands of dollars)            2009      2008            2009        2008

Pork                            $270,218  $288,329      $  532,975  $  527,244
Commodity Trading and Milling    360,135   407,573         741,012     887,464
Marine                           175,738   229,714         382,685     440,654
Sugar                             35,197    36,044          77,204      67,082
All Other                         28,542    38,291          53,522      71,175
   Segment/Consolidated Totals  $869,830  $999,951      $1,787,398  $1,993,619


Operating Income (Loss):

                                Three Months Ended          Six Months Ended
                                 July 4,   June 28,        July 4,    June 28,
(Thousands of dollars)            2009      2008            2009        2008

Pork                            $  3,952  $(26,399)     $  (13,125) $  (31,241)
Commodity Trading and Milling      5,350    13,112          18,451      62,184
Marine                            (2,308)   13,611          17,431      24,491
Sugar                             (1,141)    2,726           1,157       5,899
All Other                          1,919     3,608           3,544       6,125
   Segment Totals                  7,772     6,658          27,458      67,458
Corporate Items                   (5,003)   (3,562)         (8,647)     (4,980)
   Consolidated Totals          $  2,769  $  3,096      $   18,811  $   62,478


Income from Foreign Affiliates:

                                Three Months Ended          Six Months Ended
                                 July 4,   June 28,        July 4,    June 28,
(Thousands of dollars)            2009      2008            2009        2008

Commodity Trading and Milling   $  3,505  $  1,728      $    7,208  $    5,664
Sugar                                193       137             384         149
   Segment/Consolidated Totals  $  3,698  $  1,865      $    7,592  $    5,813


Total Assets:
                                                           July 4, December 31,
(Thousands of dollars)                                      2009        2008

Pork                                                    $  768,822  $  800,062
Commodity Trading and Milling                              552,515     543,303
Marine                                                     238,873     267,268
Sugar                                                      180,414     225,716
All Other                                                   91,072      81,222
   Segment Totals                                        1,831,696   1,917,571
Corporate Items                                            489,332     413,790
   Consolidated Totals                                  $2,321,028  $2,331,361

Investments in and Advances to Foreign Affiliates:

                                                           July 4, December 31,
(Thousands of dollars)                                      2009        2008

Commodity Trading and Milling                           $   71,215  $   66,578
Sugar                                                        1,731       1,513
   Segment/Consolidated Totals                          $   72,946  $   68,091

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

Note 10 - Subsequent Event

In July 2009, Seaboard Corporation, and affiliated companies in its Commodity Trading and Milling segment, resolved a dispute with a third party related to a 2005 transaction in which a portion of its trading operations was sold to a firm located abroad. As a result of this action, Seaboard expects to receive approximately $16,790,000 million, net of expenses, in the third quarter of 2009.

        _______________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of July 4, 2009 increased $71.8 million to $445.1 million from December 31, 2008. The increase was the result of cash generated by operating activities of $168.5 million and $15.0 million received for the potential sale of power barges, as discussed below. During this same time, cash was used to reduce notes payable by $100.4 million, to spend $28.5 million on capital expenditures and to repurchase common stock for $3.4 million. Cash from operating activities increased $143.2 million for the six months ended July 4, 2009 compared to the same period in 2008, primarily as the result of decreases in working capital items of accounts receivable and inventory in 2009 compared to increases in 2008, partially offset by lower net earnings for the six months ended July 4, 2009 compared to the same period in 2008.

Acquisitions, Capital Expenditures and Other Investing Activities

During the six months ended July 4, 2009, Seaboard invested $28.5 million in property, plant and equipment, of which $9.7 million was expended in the Pork segment, $9.5 million in the Marine segment, and $7.8 million in the Sugar segment. The Pork segment expenditures were primarily for the ham-boning and processing plant in Mexico, upgrades to the Guymon pork processing plant and improvements to existing hog facilities. The ham-boning and processing plant was completed in the second quarter of 2009. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment. In the Sugar segment, the capital expenditures were primarily for the development of the cogeneration plant and expansion of cane growing operations. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2009 management has budgeted capital expenditures totaling $42.1 million. The Pork segment plans to spend $8.7 million for upgrades to the Guymon pork processing plant, improvements to existing hog facilities and additional facility upgrades and related equipment. The Marine segment has budgeted $11.1 million primarily for the purchase of additional cargo carrying and handling equipment, and the expansion of existing port facilities. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and dry bulk vessels for the Commodity Trading and Milling segment during 2009. The Sugar segment plans to spend a total of $17.8 million consisting of $11.6 million for the development of a 40 megawatt cogeneration plant, with the remaining amount primarily for the expansion of cane growing operations and harvesting equipment. The cogeneration plant is expected to be operational by the second quarter of 2010 with an additional $12.0 million anticipated to be spent during 2010. The balance of $4.5 million is planned to be spent in all other businesses. Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

On March 2, 2009, an agreement became effective under which Seaboard agreed to sell its two power barges in the Dominican Republic on or around January 1, 2011 for $70.0 million. During March 2009, $15.0 million was paid to Seaboard and the $55.0 million balance of the purchase price was paid into escrow and will be paid to Seaboard at the closing of the sale. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Financing Activities and Debt

As of July 4, 2009, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $135.7 million. As of July 4, 2009, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $20.0 million. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed and uncommitted credit lines by $54.7 million and $4.2 million, respectively, primarily representing $39.4 million for Seaboard's outstanding Industrial Development Revenue Bonds and $15.2 million related to insurance coverage. Also included in notes payable as of July 4, 2009 was a term note of $53.5 million denominated in Japanese Yen.

Seaboard's remaining 2009 scheduled long-term debt maturities total $46.1 million. Although the current global liquidity crisis and worldwide economic downturn could affect Seaboard's ability to fund operations, management believes Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2009. In July 2008, Seaboard secured a $300.0 million line of credit for five years and as of July 4, 2009, has cash and short-term investments of $445.1 million with total net working capital of $857.5 million. In management's view, the primary liquidity issues for 2009 pertain to its customers' and suppliers' liquidity, financing capabilities and overall financial health, which could affect Seaboard's sales volumes or customer contract performance, procurement of or access to needed inventory, supplies and equipment, and the timely collection of receivables along with related potential deterioration in the receivables aging. Management periodically reviews various alternatives for future financing to provide additional liquidity for future operating plans. Despite the current global business climate, management intends to continue seeking opportunities for expansion in industries in which Seaboard operates, utilizing existing liquidity and available borrowing capacity, and currently does not plan to pursue other financing alternatives.

On August 7, 2007, the Board of Directors authorized Seaboard to repurchase from time to time prior to August 31, 2009 up to $50.0 million market value of its common stock in open market or privately negotiated purchases, of which $11.1 million remained available at July 4, 2009. For the six months ended July 4, 2009, Seaboard used cash to repurchase 3,668 shares of common stock at a total price of $3.4 million. It is anticipated that any future stock repurchases will be funded by cash on hand or short-term investments. Shares repurchased are retired and resume status of authorized and unissued shares. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be modified or suspended at any time at Seaboard's discretion.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2009 decreased by $130.1 million and $206.2 million, respectively, over the same periods in 2008, primarily reflecting price decreases for commodities sold by the commodity trading business and lower cargo volumes for the Marine segment. Partially offsetting the decreases were increased commodities trading volumes to affiliates.

Operating income decreased by $0.3 million and $43.7 million for the three and six month periods of 2009, respectively, compared to of the same periods in 2008. The decrease for the six month period is primarily the result of lower commodity trading margins, lower Marine segment margins and a $6.9 million fluctuation of marking to market Commodity Trading and Milling derivative contracts, as discussed below. The six month decrease was partially offset by higher margins on pork products sold primarily from lower feed costs.

Pork Segment
                             Three Months Ended    Six Months Ended
                              July 4,   June 28,    July 4, June 28,
(Dollars in millions)          2009      2008        2009     2008

Net sales                    $ 270.2  $  288.3     $ 533.0  $ 527.2
Operating income (loss)      $   4.0 $   (26.4)    $ (13.1) $ (31.2)

Net sales for the Pork segment decreased $18.1 million and increased $5.8 million for the three and six month periods of 2009, respectively, compared to the same periods in 2008. The decrease for the quarter primarily represents a decrease in sale prices for pork products, partially offset by higher volumes of pork products sold. The increases for the six months is primarily the result of higher volumes of pork products sold, primarily export sales, partially offset by lower sale prices for pork products. The increased volumes were made possible by the expansion in daily capacity at the Guymon processing plant during the first quarter of 2008. The lower sales prices for pork products appear to be the result of the impacts of flu related concerns as well as the world economic challenges. In April 2009, reports of a new flu strain believed to originate in Mexico rapidly received wide-spread public attention. Despite confirmations that people could not catch this strain of influenza by eating or handling pork products, early reports labeled this strain as "swine flu." In late April, U.S. officials re-named this strain as "2009 H1N1 flu", recognizing that this strain had not been found in any pigs, and therefore it cannot be contracted from pork products. In response to initial reports, certain countries banned U.S. pork exports and this segment noted a decrease in overall market prices for its pork products.

Operating income for the Pork segment increased $30.4 million and $18.1 million for the three and six month periods of 2009, respectively, compared to the same periods in 2008. The increases primarily related to lower feed costs and the impact of using the LIFO method for determining certain inventory costs and, to a lesser extent, lower costs of third party hogs. For the three and six months ended July 4, 2009, LIFO increased operating income by $7.0 million and $12.1 million, respectively, compared to decreases of $22.5 million and

$29.7 million for the same periods in 2008, respectively, primarily as a result of lower costs to purchase corn and soybean meal during 2009. Partially offsetting the increases in operating income were lower sale prices for pork products noted above.

Management is unable to predict future market prices for pork products or the cost of feed and hogs purchased from third parties. Although several foreign markets have lifted their bans on imports of U.S. pork products and flu-related concerns seem to have diminished, the lingering impact from these market disruptions could continue to have a negative impact on sales prices. As a result, management is unable to predict whether this segment will be profitable during the second half of 2009.

In addition, as discussed in Note 9 to the Condensed Consolidated Financial Statements, there is a possibility that some amount of the biodiesel plant could be deemed impaired during some future period including fiscal 2009, which may result in a charge to earnings if current projections are not met.

Commodity Trading and Milling Segment

                              Three Months Ended   Six Months Ended
                               July 4,  June 28,    July 4, June 28,
(Dollars in millions)           2009      2008       2009     2008

Net sales                      $360.1    $407.6    $741.0   $887.5
Operating income               $  5.4    $ 13.1    $ 18.5   $ 62.2
Income from foreign affiliates $  3.5    $  1.7    $  7.2   $  5.7

Net sales for the Commodity Trading and Milling segment decreased $47.5 million and $146.5 million for the three and six month periods of 2009, respectively, compared to the same periods in 2008. The decreases are primarily the result of price decreases for commodities sold by the commodity trading business, especially for wheat, partially offset by increased commodity trading volumes to affiliates.

Operating income for this segment decreased $7.7 million and $43.7 million for the three and six month periods of 2009, respectively, compared to the same periods in 2008. The decreases primarily reflect certain long inventory positions, especially wheat, taken by Seaboard which provided higher than average commodity trading margins during the first six months of 2008 as the price of these commodities significantly increased to historic highs at the time of sale in 2008. Also, the decreases reflect lower operating income at the milling operations in Zambia as a result of high wheat costs causing reduced consumer demand and unfavorable currency devaluation impacting local sales and operating costs. In addition, for the six month period the decrease also reflects the $6.9 million fluctuation of marking to market the derivative contracts as discussed below and write-downs of $8.8 million for certain grain inventories during the first quarter of 2009 for customer contract performance issues and related lower of cost or market adjustments as discussed further in
Note 3 to the Condensed Consolidated Financial Statements.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results. However, management anticipates positive operating income for the remainder of 2009, excluding the potential effects of marking to market derivative contracts. In addition, see
Note 3 to the Condensed Consolidated Financial Statements for discussion regarding certain grain inventories.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income would have been higher by $1.9 million for the three month period and lower by $1.7 million for the six month period of 2009, respectively, while operating income would have been higher by $8.5 million and lower by $8.6 million for the same periods in 2008. While management believes its commodity futures and options, foreign exchange contracts and forward freight agreements are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments will be primarily offset by realized margins as revenue is recognized. Accordingly, these mark-to-market gains and losses could reverse in future periods, including fiscal 2009.

Income from foreign affiliates for the three and six month periods of 2009 increased by $1.8 million and $1.5 million, respectively, from the same 2008 periods as a result of more favorable market conditions. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment
                              Three Months Ended   Six Months Ended
                               July 4,   June 28,   July 4, June28,
(Dollars in millions)           2009       2008      2009     2008

Net sales                      $175.7     $229.7   $382.7   $440.7
Operating income (loss)        $ (2.3)    $ 13.6   $ 17.4   $ 24.5

Net sales for the Marine segment decreased $54.0 million and $58.0 million for the three and six month periods of 2009, respectively, compared to the same periods in 2008 primarily reflecting lower cargo volumes as a result of economic declines in most markets served by Seaboard. For the quarter, cargo rates were down in most markets while for the six month period cargo rates were slightly higher compared to the same periods in 2008.

Operating income for the Marine segment decreased $15.9 million and $7.1 million for the three and six month periods of 2009, respectively, compared to the same periods in 2008. The decreases were primarily the result of lower volumes, as discussed above, not being offset by comparable decreases in certain costs such as charter hire and owned-vessel operating costs, port costs and stevedoring. Partially offsetting the decreases were lower fuel costs for vessels and trucking expenses on a per unit shipped basis. Also, impacting the quarter were lower cargo rates. In addition, operating income for 2008 was decreased by an accounting error totaling $7.2 million and $6.3 million for the three and six month periods, respectively, relating to prior periods that were recorded in the second quarter of 2008. Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will continue to affect net sales or operating income during the remainder of 2009. Given the recent decline in global trade volume and cargo rates, management is unable to predict whether this segment will be profitable during the second half of 2009.

Sugar Segment

                               Three Months Ended   Six Months Ended
                                July 4,  June 28,    July 4, June 28,
(Dollars in millions)            2009      2008       2009     2008

Net sales                      $ 35.2    $ 36.0     $ 77.2   $ 67.1
Operating income (loss)        $ (1.1)   $  2.7     $  1.2   $  5.9
Income from foreign affiliates $  0.2    $  0.1     $  0.4   $  0.1

Net sales for the Sugar segment decreased $0.8 million and increased $10.1 million for the three and six month periods of 2009, respectively, compared to the same periods in 2008. The decrease for the quarter primarily reflects less sugar purchased from third parties for resale and lower domestic sugar prices partially offset by higher volumes of alcohol sales. The increase for the six month period primarily reflects an increase in volumes for export sales and, to a lesser extent, higher volumes of alcohol sales partially offset by less sugar purchased from third parties for resale. Argentine governmental authorities continue to attempt to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict sugar prices.

Operating income decreased $3.8 million and $4.7 million for the three and six month periods of 2009, respectively, compared to the same periods in 2008. The decreases primarily represent a $2.5 million and $5.3 million charge to earnings for the three and six month periods of 2009 related to the write-down of citrus inventories, the integration and transformation of land previously used for citrus production into sugar cane production and related costs as discussed in Note 9 to the Condensed Consolidated Financial Statements. The decreases also reflect higher selling and administrative personnel costs. For the six month period, the decrease was partially offset by higher income from sugar export sales as discussed above. Management is unable to predict whether this segment will be profitable during the second half of 2009.

All Other
                               Three Months Ended   Six Months Ended
                                July 4,   June 28,   July 4, June28,
(Dollars in millions)            2009       2008      2009     2008

Net sales                      $ 28.5     $38.3     $ 53.5   $ 71.2
Operating income               $  1.9     $ 3.6     $  3.5   $  6.1

Net sales and operating income primarily represents results from the Dominican Republic Power division. Net sales decreased $9.8 million and $17.7 million for the three and six month periods of 2009, respectively, compared to the same periods in 2008 primarily reflecting lower rates. The lower rates were attributable primarily to lower fuel costs, a component of pricing. Operating income decreased $1.7 million and $2.6 million for the three and six month periods of 2009, respectively, compared to the same periods in 2008 primarily as a result of rates decreasing more than fuel costs decreased. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs, but anticipates this segment will remain profitable for the remainder of 2009. See Note 9 to the Condensed Consolidated Financial Statements for the potential future sale of certain assets of this business.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $3.3 million and $9.0 million for the three and six month periods of 2009 compared to the same periods in 2008. The increases are primarily due to increased personnel costs. As a percentage of revenues, SG&A increased to 5.6% and 5.4% for the 2009 three and six month periods, respectively compared to 4.5% and 4.4% for the same periods in 2008 primarily as a result of decreased sales in the Commodity Trading and Milling segment.

Miscellaneous, Net

The increase in miscellaneous, net income for the three and six month periods of 2009 compared to the same periods in 2008 primarily reflect gains of $2.8 million and $5.3 million on interest rate exchange agreements for the three and six month periods of 2009.

Income Tax Expense

The effective tax benefit rate for the six month period decreased in 2009 compared to 2008 based on a lower projected domestic taxable loss for 2009 compared to 2008. The higher benefit for the three month period of 2009 compared to the six month period of 2009 resulted from changing projected domestic income to a projected domestic loss during the second quarter of 2009.

OTHER FINANCIAL INFORMATION

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 167 "Amendments to FASB Interpretation No. 46(R)". This statement amends Interpretation 46(R) and requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the most significant activities of a VIE and the obligation to absorb losses or the right to receive benefits from the VIE.

This statement also amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and requires certain additional disclosures about the VIE. Seaboard will be required to adopt this statement as of January 1, 2010. Management is currently evaluating the impact of this statement but does not anticipate this statement will have a material impact on Seaboard's financial position or net earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchase and sale contracts, forward purchases, and forward freight agreements. Primary market risk exposures result from changing commodity prices, freight rates, foreign currency exchange rates and interest rates. From time to time, Seaboard may also enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2008. See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of July 4, 2009. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended July 4,
2009 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard's purchase of its common stock during the quarter.

                  Issuer Purchases of Equity Securities

                                                                  Approximate
                                                    Total         Dollar
                                                    Number        Value
                                                    of Shares     of Shares
                                                    Purchased as  that May
                                                    Part          Yet Be
                             Total        Average   of Publicly   Purchased
                             Number       Price     Announced     Under the
                             of Shares    Paid per  Plans or      Plans or
Period                       Purchased    Share     Programs      Programs

April 5 to April 30, 2009        -          n/a        n/a       $11,561,979
May 1 to May 31, 2009          435        $995.41      435       $11,128,976
June 1 to July 4, 2009           -          n/a        n/a       $11,128,976
Total                          435        $995.41      435       $11,128,976

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

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders, held on April 27, 2009, included three items submitted to a vote of stockholders. Item 4 of the Form 10-Q for the first quarter ended April 4, 2009, which was filed on May 8, 2009, discloses the results of the shareholder's vote, which disclosure is incorporated herein by reference.

Item 5.  Other Information

In July 2009, Seaboard Corporation, and affiliated companies in its Commodity Trading and Milling segment, resolved a dispute with a third party related to a 2005 transaction in which a portion of its trading operations was sold to a firm located abroad. As a result of this action, Seaboard expects to receive approximately $16,790,000 million, net of expenses, in the third quarter of 2009.

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

                           Date:  August 12, 2009


                           by:    /s/ John A. Virgo
                                  John A. Virgo, Vice President,
                                  Corporate Controller
                                  and Chief Accounting Officer
                                  (principal accounting officer)

                           Date:  August 12, 2009