Form 10-Q
period 2009-10-03
SEABOARD CORP /DE/
filed 2009-11-06
CIK 88121

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 3, 2009

                                 OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to __________________

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

There were 1,236,578 shares of common stock, $1.00 par value per share, outstanding on October 23, 2009.

                                  Total pages in filing - 23 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                      SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                 (Thousands of dollars except per share amounts)
                                    (Unaudited)

                                Three Months Ended       Nine Months Ended
                             October 3, September 27, October 3, September 27,
                                   2009       2008        2009       2008
Net sales:
   Products (includes sales to  $  647,256 $  826,826 $1,990,553 $2,303,849 foreign affiliates of
     $138,396, $156,128, $399,296
     and $414,430, respectively)
   Services                        176,906    266,545    575,611    719,804
   Other                            30,463     38,320     75,859    101,657
Total net sales                    854,625  1,131,691  2,642,023  3,125,310

Cost of sales and operating expenses:
   Products                        619,824    785,162  1,911,566  2,185,949
   Services                        162,272    233,613    503,339    621,656
   Other                            26,049     36,322     65,955     91,731
Total cost of sales and operating
 expenses                          808,145  1,055,097  2,480,860  2,899,336

Gross income                        46,480     76,594    161,163    225,974

Selling, general and administrative
 expenses                           49,159     44,880    145,031    131,782

Operating (loss) income             (2,679)    31,714     16,132     94,192

Other income (expense):
   Interest expense                 (3,493)    (3,888)   (10,592)    (9,725)
   Interest income                   3,734      2,508     11,878     10,934
   Income from foreign affiliates    5,273      4,819     12,865     10,632
   Foreign currency gain (loss),
    net                              1,130     (2,131)       325     (1,506)
   Other investment income (loss),
    net                              5,574     (1,168)    12,953      7,288
   Gain on disputed sale, net of
    expenses                        16,787          -     16,787          -
   Miscellaneous, net                  164      1,132      6,358      2,227
Total other income (expense), net   29,169      1,272     50,574     19,850

Earnings before income taxes        26,490     32,986     66,706    114,042

Income tax benefit                   9,758        102     12,248     10,272

Net earnings                    $   36,248 $   33,088 $   78,954 $  124,314

   Less: Net losses (earnings)
    attributable to
    noncontrolling interests           467       (183)       653       (419)

Net earnings attributable to
 Seaboard                       $   36,715 $   32,905 $   79,607 $  123,895

Earnings per common share       $    29.69 $    26.47 $    64.32 $    99.62

Dividends declared per common
 share                          $     0.75 $     0.75 $     2.25 $     2.25

Average number of shares
 outstanding                     1,236,758  1,243,015  1,237,675  1,243,706

    See accompanying notes to condensed consolidated financial statements.

                    SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                           (Thousands of dollars)
                                 (Unaudited)

                                                      October 3,   December 31,
                                                         2009          2008
                          Assets

Current assets:
   Cash and cash equivalents                        $   56,177    $   60,594
   Short-term investments                              368,434       312,680
   Receivables, net                                    304,438       360,677
   Inventories                                         482,152       508,995
   Deferred income taxes                                15,614        14,195
   Other current assets                                172,928       114,713
Total current assets                                 1,399,743     1,371,854

Investments in and advances to foreign affiliates       79,994        68,091
Net property, plant and equipment                      718,972       763,675
Goodwill                                                40,628        40,628
Intangible assets, net                                  21,078        22,285
Other assets                                            51,657        64,828
Total assets                                        $2,312,072    $2,331,361

        Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                           $   80,178    $  177,205
   Current maturities of long-term debt                  2,422        47,054
   Accounts payable                                    102,698       122,869
   Other current liabilities                           324,411       244,963
Total current liabilities                              509,709       592,091

Long-term debt, less current maturities                 76,623        78,560
Deferred income taxes                                   65,785        81,205
Other liabilities                                      130,138       115,927
Total non-current and deferred liabilities             272,546       275,692

Stockholders' equity:
 Common stock of $1 par value, Authorized
  1,250,000 and 4,000,000 shares;
   issued and outstanding 1,236,758 and
   1,240,426 shares                                      1,237         1,240
 Accumulated other comprehensive loss                 (118,761)     (111,703)
 Retained earnings                                   1,643,275     1,569,818
Total Seaboard stockholders' equity                  1,525,751     1,459,355

 Noncontrolling interests                                4,066         4,223

Total equity                                         1,529,817     1,463,578

Total liabilities and stockholders' equity          $2,312,072    $2,331,361

    See accompanying notes to condensed consolidated financial statements.

                   SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                          (Thousands of dollars)
                               (Unaudited)

                                                          Nine Months Ended
                                                       October 3, September 27,
                                                            2009       2008

Cash flows from operating activities:
   Net earnings                                          $  78,954  $ 124,314
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                        69,111     67,181
       Income from foreign affiliates                      (12,865)   (10,632)
       Other investment income, net                        (12,953)    (7,288)
       Foreign currency exchange losses                      6,166      3,133
       Deferred income taxes                               (12,836)   (18,826)
       Loss (gain) from disposal of fixed assets               472       (805)
       Gain on disputed sale, net of expenses              (16,787)         -
   Changes in current assets and liabilities:
        Receivables, net of allowance                       58,904    (51,674)
        Inventories                                         17,300   (254,673)
        Other current assets                               (56,762)   (48,284)
        Current liabilities, exclusive of debt              62,658    129,739
   Other, net                                                2,752      1,285
Net cash from operating activities                         184,114    (66,530)

Cash flows from investing activities:
   Purchase of short-term investments                     (267,244)  (179,312)
   Proceeds from the sale of short-term investments        180,692    184,298
   Proceeds from the maturity of short-term investments     57,055     38,241
   Investments in and advances to foreign affiliates, net    2,013        590
   Capital expenditures                                    (39,140)  (102,864)
   Proceeds from the disposal of fixed assets                2,931      2,909
   Payment received for the potential sale of power barges  15,000          -
   Net proceeds from disputed sale                          16,787          -
   Other, net                                               (3,524)       568
Net cash from investing activities                         (35,430)   (55,570)

Cash flows from financing activities:
   Notes payable to banks, net                             (97,622)   141,904
   Principal payments of long-term debt                    (46,669)    (4,056)
   Repurchase of common stock                               (3,370)    (3,988)
   Dividends paid                                           (2,783)    (2,797)
   Other, net                                                  212      1,325
Net cash from financing activities                        (150,232)   132,388

Effect of exchange rate change on cash                      (2,869)       738

Net change in cash and cash equivalents                     (4,417)    11,026

Cash and cash equivalents at beginning of year              60,594     47,346

Cash and cash equivalents at end of period               $  56,177  $  58,372

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

Supplemental Noncash Transaction

As more fully described in Note 9 to the Condensed Consolidated Financial Statements, in May 2009 Seaboard received sovereign government bonds of the Dominican Republic with a par value of $20,000,000 denominated in U.S. dollars to satisfy the same amount of outstanding billings owed by a customer that Seaboard had classified as long-term. These bonds are classified as available-for-sale short term investments on the Condensed Consolidated Balance Sheet.

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

This statement eliminates the quantitative approach previously required for determining the primary beneficiary of the VIE, which was based on determining which enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. This statement also amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires certain additional disclosures about the VIE. Seaboard will be required to adopt this statement as of January 1, 2010. Management believes the adoption of this statement will not have a material impact on Seaboard's financial position or net earnings.

Recently Adopted Accounting Standards

Seaboard adopted FASB Accounting Standards Codification (ASC) Topic 810-10-65 (formerly FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51") as of January 1, 2009. This Topic changed the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests. The noncontrolling interests are now classified as a component of equity. This Topic did not have an impact on Seaboard's financial position or net earnings.

Seaboard adopted FASB ASC Topic 855-10 (formerly FAS No. 165 "Subsequent Events"), for the second quarter ended July 4, 2009.
This Topic requires an entity to disclose the date through which subsequent events have been evaluated. Seaboard evaluated subsequent events through November 6, 2009, which is the date the financial statements were issued.

Note 2- Investments

In April 2009, the FASB issued ASC Topic 320-10-65 (previously Staff Position FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments"). This Topic amends the other-than-temporary guidance for debt securities to make the guidance more operational. This Topic also expands the disclosures required in Topic 320-10 to interim periods. Seaboard adopted this Topic in the second quarter of 2009. The adoption of this Topic did not have an impact on Seaboard's financial position or net earnings.

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

As of October 3, 2009 and December 31, 2008, the available-for-sale investments primarily consisted of fixed rate municipal notes and bonds, money market funds and U.S. Government agency securities. At October 3, 2009 and December 31, 2008, available-for-sale short-term investments included $15,793,000 and $14,553,000, respectively, held by a wholly-owned consolidated insurance captive to pay Seaboard's retention of accrued outstanding workers' compensation claims. At October 3, 2009 and December 31, 2008, amortized cost and estimated fair market value were not materially different for these investments. As of October 3, 2009, the trading securities primarily consisted of high yield debt securities. Unrealized gains related to trading securities were $1,238,000 and $1,779,000 for the three and nine months ended October 3, 2009, respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at October 3, 2009 and December 31, 2008.

                                               2009                  2008
                                      Amortized     Fair    Amortized     Fair
(Thousands of dollars)                  Cost       Value      Cost       Value

Fixed rate municipal notes and bonds  $139,332   $143,582   $170,150   $173,096
Money market funds                     116,498    116,498     79,059     79,059
U.S. Government agency securities       18,289     18,786     25,338     25,514
Foreign government debt securities      20,000     20,000          -          -
Variable rate demand notes               3,900      3,900      7,900      7,900
Other debt securities                   36,968     37,877     16,231     15,340
Total available-for-sale short-term
 investments                           334,987    340,643    298,678    300,909

High yield trading debt securities      23,782     25,342          -          -
Other trading debt securities            2,230      2,449          -          -
Domestic trading equity securities           -          -      9,008     11,771
Total available-for-sale and trading
 short-term investments               $360,999   $368,434   $307,686   $312,680

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of October 3, 2009.

 (Thousands of dollars)                                    2009

Due within one year                                      $ 62,605
Due after one year through three years                    103,411
Due after three years                                      47,261
 Total fixed rate securities                             $213,277

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard's deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 - Inventories

The following is a summary of inventories at October 3, 2009 and December 31, 2008:

                                                        October 3, December 31,
(Thousands of dollars)                                      2009      2008

At lower of LIFO cost or market:
  Live hogs and materials                                 $179,903  $201,654
  Fresh pork and materials                                  24,317    26,480
                                                           204,220   228,134
  LIFO adjustment                                          (21,683)  (40,672)
      Total inventories at lower of LIFO cost or market    182,537   187,462

At lower of FIFO cost or market:
  Grains and oilseeds                                      179,442   179,774
  Sugar produced and in process                             44,224    56,259
  Other                                                     39,896    36,964
      Total inventories at lower of FIFO cost or market    263,562   272,997

Grain, flour and feed at lower of weighted average cost or
  market                                                    36,053    48,536
       Total inventories                                  $482,152  $508,995

As of October 3, 2009, Seaboard had $3,956,000 recorded in grain inventories related to its commodity trading business that are committed primarily to one customer in a foreign country for which contract performance is an ongoing concern. During the first quarter of 2009, these and other grain inventory values were written down $8,801,000 (with no tax benefit currently recognized), or $7.10 per share, based on management's estimate of net realizable value considering all of the facts and circumstances at that time. However, if Seaboard is successful in realizing more value from this inventory than what is currently recorded, it is possible that Seaboard could recover previous write-offs. Conversely, if Seaboard is unable to collect amounts primarily from the one customer as currently estimated, it is possible that Seaboard could incur an additional material write-down in value of this inventory during the fourth quarter of 2009.

Note 4 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. There have not been any material changes in unrecognized income tax benefits since December 31, 2008. Interest related to unrecognized tax benefits and penalties was not material for the nine months ended October 3, 2009.

Note 5 -Derivatives and Fair Value of Financial Instruments

Seaboard adopted ASC Topic 820 (formerly FAS No. 157, "Fair Value Measurements") on January 1, 2008 with the exception of nonfinancial assets and nonfinancial liabilities that were deferred by ASC Topic 820-10 (formerly the Financial Accounting Standards Board Staff
Position FAS 157-2). Seaboard adopted ASC Topic 820 for these nonfinancial assets and nonfinancial liabilities as of January 1, 2009. The adoption of ASC Topic 820 for nonfinancial assets and liabilities did not have a material impact on Seaboard's financial position or net earnings.

ASC Topic 820 discusses valuation techniques, such as the market approach (prices and other relevant information generated by market conditions involving identical or comparable assets or liabilities), the income approach (techniques to convert future amounts to single present amounts based on market expectations including present value techniques and option-pricing), and the cost approach (amount that would be required to replace the service capacity of an asset which is often referred to as replacement cost). ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of October 3, 2009 and also the level within the fair value hierarchy used to measure each category of assets. The trading securities classified as other current assets below are assets held for Seaboard's deferred compensation plans.

                                         Quoted Prices
                                            In Active  Significant
                                           Markets for   Other     Significant
                                   Balance  Identical  Observable  Unobservable
                                  October 3,  Assets     Inputs       Inputs
(Thousands of dollars)               2009   (Level 1)   (Level 2)    (Level 3)
  Assets:
Available-for-sale securities -
 short-term investments:
  Fixed rate municipal notes
   and bonds                      $143,582  $      -    $143,582      $  -
  Money market funds               116,498   116,498           -         -
  U.S. Government agency
   securities                       18,786         -      18,786         -
  Foreign government debt
   securities                       20,000         -      20,000         -
  Variable rate demand notes         3,900         -       3,900         -
  Other debt securities             37,877         -      37,877         -
Trading securities - short-term
 investments:
  High yield debt securities        25,342         -      25,342         -
  Other debt securities              2,449         -       2,449         -
Trading securities - other current
 assets:
  Domestic equity securities        10,312    10,312           -         -
  Foreign equity securities          6,557     3,002       3,555         -
  Fixed income mutual funds          2,253     2,253           -         -
  U.S. Treasury securities           1,150         -       1,150         -
  Money market funds                 2,521     2,521           -         -
  U.S. Government agency securities  2,839         -       2,839         -
  Other                                157       140          17         -
Derivatives                         11,349     7,192       4,157         -
  Total Assets                    $405,572  $141,918    $263,654      $  -
  Total Liabilities-Derivatives   $  7,148  $  5,047    $  2,101      $  -

In April 2009, the FASB issued ASC Topic 820-10-65-4 (formerly FASB Staff Position FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"). This Topic provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Seaboard adopted this Topic in the second quarter of 2009. The adoption of this Topic did not have an impact on Seaboard's financial position or net earnings.

In April 2009, the FASB issued ASC Topic 825-10-65-1 (formerly FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments"). This Topic expands the fair value disclosures required for all financial instruments within the scope of Topic 825 to interim periods. Seaboard adopted this Topic in the second quarter of 2009. The adoption of this Topic did not have an impact on Seaboard's financial position or net earnings.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

The  fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and
maturities. The  amortized  cost  and  estimated   fair   values  of
investments and  long-term  debt at October 3, 2009 and December 31,
2008 are presented below.
                                    2009                        2008
(Thousands of dollars)   Amortized Cost Fair Value   Amortized Cost  Fair Value

Short-term investments,
 available-for-sale         $334,987    $  340,643     $  298,678     $ 300,909
Short-term investments,
 trading debt securities      26,012        27,791              -             -
Short-term investments,
 trading equity securities         -             -          9,008        11,771
Long-term debt                79,045        82,062        125,614       131,822

In March 2008, the FASB issued ASC Topic 815-10 (formerly FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133"). This Topic changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC Topic 815, and how derivative instruments and related hedged items affect an entity's financial position, net earnings, and cash flows. Seaboard adopted this Topic as of January 1, 2009. This Topic did not have an impact on Seaboard's financial position or net earnings. While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.

Commodity Instruments

Seaboard uses various grain, meal, hog, pork bellies and energy resource related futures and options to manage its exposure to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At October 3, 2009, Seaboard had open net derivative contracts to sell 9,745,000 bushels of grain and 1,428,000 gallons of heating oil, and to purchase 25,000 tons of soybean meal and 13,520,000 pounds of hogs. From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure has not changed materially since December 31, 2008. Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings. Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. These foreign exchange agreements are recorded at fair value with changes in value marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings as management believes they primarily related to the underlying commodity transaction, with the exception of the Japanese Yen foreign exchange agreement. The change in value of the Japanese Yen foreign exchange agreement is marked to market as a component of foreign currency gain (loss) on the Condensed Consolidated Statements of Earnings. Since these agreements are not accounted for as hedges, fluctuations in the related currency exchange rates could have a material impact on earnings in any given period.

At October 3, 2009, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with notional amounts of $162,916,000 primarily related to the South African Rand and the Euro. At October 3, 2009, Seaboard had trading foreign exchange contracts to cover various foreign currency working capital needs related to the South African Rand with notional amounts of $5,063,000. At October 3, 2009, Seaboard had a trading foreign exchange contract to cover a note payable borrowing for a term note denominated in Japanese Yen for a notional amount of $58,781,000.

Forward Freight Agreements

The Commodity Trading and Milling segment enters into certain forward freight agreements, viewed as taking long positions in the freight market as well as covering short freight sales, which may or may not result in actual losses when future trades are executed. These forward freight agreements, which expire in the fourth quarter of 2009, are not accounted for as hedges but are viewed by management as an economic hedge against the potential of future rising charter hire rates to be incurred by this segment for bulk cargo shipping while conducting its business of delivering grains to customers in many international locations. At October 3, 2009, Seaboard had forward freight agreements to pay $41,500 and receive $47,750 per day during 2009. Since these agreements are not accounted for
as  hedges, the change in  value  related  to  these agreements   is
recorded   in   cost   of  sales  on  the   Condensed   Consolidated
Statements of Earnings.

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

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and forward freight agreements. The maximum amount of loss due to the credit risk of the counterparties for these agreements, should the counterparties fail to perform according to the terms of the contracts, is $6,839,000 as of October 3, 2009. Seaboard's foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $4,157,000 with several counterparties. Seaboard's forward freight agreements have a maximum amount of loss in the amount of $2,682,000 with one counterparty. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statement of Earnings for the three and nine months ended October 3, 2009.


(Thousands of dollars)
October  3, 2009
                                                      Three Months Ended        Nine Months Ended
                        Location of Gain or (Loss)  Amount of Gain or(Loss)  Amount of Gain or (Loss)
                          Recognized in Income on   Recognized in Income on  Recognized in Income on
                                 Derivative               Derivative               Derivative
Commodities                   Cost of sales               $  7,528                  $ 13,648
Foreign currencies            Cost of sales                 (6,148)                  (19,330)
Foreign currencies            Foreign currency               3,898                       332
Forward freight agreements    Cost of sales                      -                         -
Interest rate                 Miscellaneous, net                 -                     5,312


The following table provides the fair value of each type of derivative held as of October 3, 2009 and where each derivative is included on the Condensed Consolidated Balance Sheets.


(Thousands of dollars)                    Asset Derivatives                  Liability Derivatives
                                      Balance                                 Balance
                                       Sheet                 Fair              Sheet                  Fair
                                      Location              Value             Location               Value
Commodities                      Other current assets      $4,511      Other current liabilities     $2,921
Foreign currencies               Other current assets       4,157      Other current liabilities      2,102
Forward freight agreements       Other current assets       2,682      Other current liabilities      2,125


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

The net periodic benefit cost of these plans was as follows:

                                 Three Months Ended        Nine Months Ended
                               October 3, September 27, October3, September 27,
(Thousands of dollars)             2009      2008          2009      2008

Components of net periodic
 benefit cost:
  Service cost                  $ 1,509    $ 1,376       $ 4,520    $ 4,013
  Interest cost                   2,046      1,983         6,127      5,753
  Expected return on plan assets (1,197)    (1,697)       (3,579)    (4,810)
  Amortization and other          1,252        390         3,747      1,177
  Net periodic benefit cost     $ 3,610    $ 2,052       $10,815    $ 6,133

The accumulated unrecognized losses for 2008 in the Plan as of December 31, 2008 exceeded the 10% deferral threshold as permitted under U.S GAAP for pension plans as a result of the significant investment losses incurred during 2008. Accordingly, Seaboard's pension expense for the Plan will increase by approximately $3,000,000 for 2009 as compared to 2008 as a result of loss amortization. In addition, pension expense for the Plan is expected to increase an additional $1,739,000 as a result of reduced expected return on assets, from the decline of assets in the Plan during
2008, partially offset by approximately $457,000 in expected earnings from the 2009 contribution discussed above.

In December 2008, the FASB issued ASC Topic 715-20-65 (formerly FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," amending FASB Statement No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits"). Seaboard will be required to adopt this Topic effective for the fiscal year ending December 31, 2009. This Topic will require more detailed disclosures regarding defined benefit pension plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentration of risk within plan assets. Management believes the adoption of this Topic will not have a material impact on Seaboard's financial position or net earnings.

Note 7 - Commitments and Contingencies

In July 2009, Seaboard Corporation, and affiliated companies in its Commodity Trading and Milling segment, resolved a dispute with a third party related to a 2005 transaction in which a portion of its trading operations was sold to a firm located abroad. As a result of this action, Seaboard Overseas Limited received approximately $16,787,000, net of expenses, in the third quarter of 2009. There was no tax expense on this transaction.

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of October 3, 2009, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,978,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of October 3, 2009, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $58,123,000 and $4,099,000, respectively. Included in these amounts are LCs totaling $42,688,000, which support the Industrial Development Revenue Bonds included as long-term debt and $15,350,000 of LCs related to insurance coverages.

Note  8  -  Stockholders' Equity and Accumulated Other Comprehensive
Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:


                                Three Months Ended        Nine Months Ended
                             October 3, September 27, October 3, September 27,
(Thousands of dollars)          2009        2008         2009        2008

Net earnings                   $36,248     $33,088     $ 78,954     $124,314
Other comprehensive income
 netof applicable taxes:
  Foreign currency translation
   adjustment                     (579)      3,646      (11,003)       4,972
  Unrealized gain on
   investments, net              1,575        (452)       1,364         (845)
  Unrecognized pension cost        860         239        2,581          330

Total comprehensive income     $38,104     $36,521     $ 71,896     $128,771

The components of and changes in accumulated other comprehensive loss for the nine months ended October 3, 2009 are as follows:

                                           Balance                   Balance
                                         December 31,    Period     October 3,
(Thousands of dollars)                       2008        Change        2009

Foreign currency translation adjustment  $ (68,211)    $(11,003)   $ (79,214)
Unrealized gain on investments, net          1,781        1,364        3,145
Unrecognized pension cost                  (45,273)       2,581      (42,692)

Accumulated other comprehensive loss     $(111,703)    $ (7,058)   $(118,761)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At October 3, 2009, the Sugar segment had $153,622,000 in net assets denominated in Argentine pesos, $16,497,000 in net assets denominated in U.S. dollars and $57,352,000 of liabilities denominated in Japanese Yen in Argentina.

With the exception of the foreign currency translation adjustment to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $14,973,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On  August  7, 2007, the Board of Directors authorized  Seaboard  to repurchase from time to time prior to August 31, 2009 up to $50,000,000 market value of its Common Stock in open market or privately negotiated purchases, of which $11,129,000 remained available upon expiration on August 31, 2009. For the nine months ended October 3, 2009, Seaboard repurchased 3,668 shares of common stock at a cost of $3,370,000. There were no shares purchased during the third quarter of 2009. Shares repurchased were retired and resumed the status of authorized and unissued shares. See Note 10 to the Condensed Consolidated Financial Statements for information on the new share repurchase program that was authorized by the Board of Directors on November 6, 2009.

Stockholders approved an amendment to decrease the number of authorized shares of common stock from 4,000,000 shares to 1,250,000 shares at the annual meeting on April 27, 2009.

Note 9 - Segment Information

As of October 3, 2009, the Pork segment had $28,372,000 of goodwill and $17,000,000 of other intangibles not subject to amortization in connection with its acquisition of Daily's. As of July 4, 2009, Seaboard conducted its annual evaluation for impairment of this goodwill and other intangible assets and, based on current market conditions indicating future sales price increases, additional processed meats sales volumes and related levels of estimated operating margins, determined there is no impairment.

During the first half of 2008, Seaboard started operations at its processing plant to produce biodiesel. The ongoing profitability of this plant is primarily based on future sales prices, the price of alternative inputs, government usage mandates and the continuation of a federal tax credit, which is set to expire at the end of 2009. Currently, it is unclear if this tax credit will be renewed. During the fourth quarter of 2008, a combination of continued start-up expenses, a decrease in fuel prices and relatively high input prices resulted in an operating loss. Seaboard performed an impairment evaluation of this plant as of December 31, 2008 but determined there was no impairment based on management's current assumptions of future production volumes, sales prices, cost inputs and the probabilities of the combination of federal usage mandates and tax credits extensions. However, if future market conditions do not produce projected sale prices or expected cost inputs or there is a material change in the government usage mandates or available tax credits, there is a possibility that some amount of the recorded value of this processing plant could be deemed impaired during some future period including 2009, which may result in a charge to earnings. The recorded value of these assets as of October 3, 2009 was $43,762,000.

Prior to the first quarter of 2009, the Sugar segment was named Sugar and Citrus reflecting the citrus and related juice operations of this business. During the first quarter of 2009, management reviewed its strategic options for the citrus business in light of a continually difficult operating environment. In March 2009, management decided not to process, package or market the 2009 harvest for the citrus and related juice operations. As a result, during the first quarter of 2009, a charge to earnings of $2,803,000 was recorded primarily to write-down the value of related citrus and juice inventories to net realizable value, considering such remaining inventory will not be marketed similar to prior years but instead liquidated. In the second quarter of 2009, management decided to integrate and transform the land previously used for citrus production into sugar cane production and thus incurred an additional charge to earnings of approximately $2,497,000 during the second quarter of 2009 in connection with this change in business. In addition, management is evaluating the use of the remaining fixed assets, primarily buildings and equipment, to determine the best alternative use of these assets in the future. Management is considering various alternatives, including leasing, selling, or integrating the fixed assets into the existing sugar business.
Accordingly, depending on the final disposition of these fixed assets, additional charges to earnings could be incurred for potential write-down of these fixed assets in future quarters if such plans do not fully recover the existing net book value of such fixed assets. The net book value of these assets was $2,890,000 as of October 3, 2009. Management anticipates finalizing its plans for these fixed assets by the end of 2009.

Included in the "All Other" segment is the Power division. The Power division sells approximately 34% of its power generation to a government-owned distribution company under a short-term contract for which Seaboard bears a concentrated credit risk as this customer, from time to time, has significant past due balances. In May 2009, Seaboard received sovereign government bonds of the Dominican Republic with a par value of $20,000,000 denominated in U.S. dollars, with an 8% tax free coupon rate, to satisfy the same amount of outstanding billings from this customer that Seaboard had classified as long-term. These bonds are now classified as available-for-sale short term investments on the Condensed Consolidated Balance Sheet as of October 3, 2009.

On March 2, 2009, an agreement became effective under which Seaboard agreed to sell its two power barges in the Dominican Republic for $70,000,000. The agreement calls for the sale to occur on or around January 1, 2011. During March 2009, $15,000,000 was paid to Seaboard (recorded as long-term deferred revenue) and the $55,000,000 balance of the purchase price was paid into escrow and will be paid to Seaboard at the closing of the sale. The book value of the two barges was $21,124,000 as of October 3, 2009. Seaboard will continue to operate these two barges until the closing date of the sale, with an estimated annual depreciation cost of approximately $3,600,000. Seaboard will be responsible for the wind down and decommissioning costs of the barges. Completion of the sale is dependent upon several conditions, including meeting certain baseline performance and emission tests. Failure to satisfy or cure any deficiencies could result in the agreement being terminated and the sale abandoned. Seaboard could be responsible to pay liquidated damages of up to approximately $15,000,000 should it fail to perform its obligations under the agreement, after expiration of applicable cure and grace periods. Seaboard will retain all other physical properties of this business and is considering options to continue its power business in the Dominican Republic after the sale of these assets is completed.

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

Sales to External Customers:

                                 Three Months Ended      Nine Months Ended
                              October 3, September 27, October 3, September 27,
(Thousands of dollars)            2009        2008        2009        2008

Pork                           $260,608  $  303,626   $  793,583   $  830,870
Commodity Trading and Milling   364,146     495,656    1,105,158    1,383,120
Marine                          165,675     254,882      548,360      695,536
Sugar                            28,970      35,664      106,174      102,746
All Other                        35,226      41,863       88,748      113,038
  Segment/Consolidated Totals  $854,625  $1,131,691   $2,642,023   $3,125,310

Operating Income (Loss):

                                 Three Months Ended      Nine Months Ended
                              October 3, September 27, October 3, September 27,
(Thousands of dollars)            2009        2008        2009        2008

Pork                           $ (1,998) $    1,201   $  (15,123)  $  (30,040)
Commodity Trading and Milling     6,466      21,443       24,917       83,627
Marine                           (4,108)     11,998       13,323       36,489
Sugar                              (659)     (3,074)         498        2,825
All Other                         3,245         857        6,789        6,982
   Segment Totals                 2,946      32,425       30,404       99,883
Corporate Items                  (5,625)       (711)     (14,272)      (5,691)
   Consolidated Totals         $ (2,679) $   31,714   $   16,132   $   94,192

Income from Foreign Affiliates:

                                 Three Months Ended      Nine Months Ended
                              October 3, September 27, October 3, September 27,
(Thousands of dollars)            2009        2008        2009        2008

Commodity Trading and Milling  $  5,079  $    4,706   $   12,287   $   10,370
Sugar                               194         113          578          262
   Segment/Consolidated Totals $  5,273  $    4,819   $   12,865   $   10,632

Total Assets:

                                                       October 3, December 31,
(Thousands of dollars)                                    2009       2008

Pork                                                  $  768,667   $  800,062
Commodity Trading and Milling                            540,099      543,303
Marine                                                   231,812      267,268
Sugar                                                    195,704      225,716
All Other                                                 95,006       81,222
   Segment Totals                                      1,831,288    1,917,571
Corporate Items                                          480,784      413,790
   Consolidated Totals                                $2,312,072   $2,331,361

Investments in and Advances to Foreign Affiliates:

                                                       October 3, December 31,
(Thousands of dollars)                                    2009       2008

Commodity Trading and Milling                         $   78,117   $   66,578
Sugar                                                      1,877        1,513
   Segment/Consolidated Totals                        $   79,994   $   68,091

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

Note 10 - Subsequent Event

On November 6, 2009, the Board of Directors authorized Seaboard to repurchase from time to time prior to October 31, 2011 up to $100 million market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price. The stock repurchase will be funded by cash on hand. Any shares repurchased will be retired and shall resume the status of authorized and unissued shares. Any stock repurchases will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares to be repurchased at any given time may depend on market conditions, Securities and Exchange Commission regulations and other factors. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard's discretion.

    _________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of October 3, 2009 increased $51.3 million to $424.6 million from December 31, 2008. The increase was the result of cash generated by operating activities of $184.1 million, and $16.8 million received from a gain on a disputed sale (as discussed in Note 7 to the Condensed Consolidated Financial Statements) and $15.0 million received for the potential sale of power barges, as discussed below. During this same time, cash was used to reduce notes payable by $97.6 million, to reduce long-term debt by $46.7 million and to spend $39.1 million on capital expenditures. Cash from operating activities increased $250.6 million for the nine months ended October 3, 2009 compared to the same period in 2008, primarily as the result of decreases in working capital items of accounts receivable and inventory in 2009 compared to increases in 2008, partially offset by lower net earnings for the nine months ended October 3, 2009 compared to the same period in 2008.

Acquisitions, Capital Expenditures and Other Investing Activities

During the nine months ended October 3, 2009, Seaboard invested $39.1 million in property, plant and equipment, of which $12.7 million was expended in the Pork segment, $11.0 million in the
Marine  segment, and $13.5 million in the Sugar segment.   The  Pork
segment expenditures were primarily for improvements to existing hog facilities, upgrades to the Guymon pork processing plant and the ham-
boning   and  processing  plant  in  Mexico.   The  ham-boning   and
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

For the remainder of 2009 management has budgeted capital expenditures totaling $23.3 million. The Pork segment plans to spend $2.9 million for improvements to existing hog facilities and upgrades to the Guymon pork processing plant. The Marine segment has budgeted $6.8 million primarily for the purchase of additional cargo carrying and handling equipment. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and dry bulk vessels for the Commodity Trading and Milling segment during 2009. The Sugar segment plans to spend a total of $12.1 million consisting of $8.0 million for the development of a 40 megawatt cogeneration plant, with the remaining amount primarily for the expansion of cane growing operations. The cogeneration plant is expected to be operational by the second quarter of 2010 with an additional $12.0 million anticipated to be spent during 2010. The balance of $1.5 million is planned to be spent in all other businesses. Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

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

Financing Activities and Debt

As of October 3, 2009, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $135.8 million. As of October 3, 2009, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $22.8 million. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed and uncommitted credit lines by $58.1 million and $4.1 million, respectively, primarily representing $42.7 million for Seaboard's outstanding Industrial Development Revenue Bonds and $15.3 million related to insurance coverage. Also included in notes payable as of October 3, 2009 was a term note of $57.4 million denominated in Japanese Yen. Subsequent to October 3, 2009, Seaboard obtained letter of credit financing that replaced existing letters of credit resulting in an increase to borrowing capacity by approximately $16.3 million.

Seaboard's remaining 2009 scheduled long-term debt maturities total $0.4 million. Although the worldwide economic downturn could affect Seaboard's ability to fund operations, management believes Seaboard's current combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2009. In July 2008, Seaboard secured a $300.0 million line of credit for five years and as of October 3, 2009, has cash and short-term investments of $424.6 million with total net working capital of $890.0 million. In management's view, the primary liquidity issues for 2009 pertain to its customers' and suppliers' liquidity, financing capabilities and overall financial health, which could affect Seaboard's sales volumes or customer contract performance, procurement of or access to needed inventory, supplies and equipment, and the timely collection of receivables along with related potential deterioration in the receivables aging. Management periodically reviews various alternatives for future financing to provide additional liquidity for future operating plans. Despite the current global business climate, management intends to continue seeking opportunities for expansion in industries in which Seaboard operates, utilizing existing liquidity and available borrowing capacity, and currently does not plan to pursue other financing alternatives.

The Seaboard share repurchase program ended on August 31, 2009. For the nine months ended October 3, 2009, Seaboard used cash to repurchase 3,668 shares of common stock at a total price of $3.4 million. On November 6, 2009, the Board of Directors authorized up to $100 million for a new share repurchase program. See Note 8 and 10 to the Condensed Consolidated Financial Statements for further discussion.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2009 decreased by $277.1 million and $483.3 million, respectively, over the same periods in 2008. The decreases primarily reflect price decreases for commodities sold by the commodity trading business, lower cargo volumes for the Marine segment and, to a lesser extent, a decrease in sale prices for pork products. Partially offsetting the decreases were increased commodities trading volumes to non-consolidated affiliates.

Operating income decreased by $34.4 million and $78.1 million for the three and nine month periods of 2009, respectively, compared to of the same periods in 2008. The decreases for the three month period and the nine month period reflect lower Marine segment margins and a $12.1 million and $19.0 million fluctuation of marking to market Commodity Trading and Milling derivative contracts, respectively, as discussed below. The nine month decrease was also significantly impacted by lower commodity trading margins as discussed below partially offset by higher margins on pork products sold primarily from lower feed costs.

Pork Segment
                            Three  Months  Ended         Nine  Months Ended
                          October  3, September 27,  October  3,  September 27,
(Dollars in millions)         2009        2008           2009         2008

Net sales                  $  260.6    $  303.6      $   793.6      $  830.9
Operating income (loss)    $   (2.0)   $    1.2      $   (15.1)     $  (30.0)

Net sales for the Pork segment decreased $43.0 million and $37.3 million for the three and nine month periods of 2009, respectively, compared to the same periods in 2008. The decreases primarily represents a decrease in overall sale prices for pork products, partially offset by higher volumes of pork products sold especially for export. Increased volumes were made possible by the expansion in daily capacity at the Guymon processing plant during the first quarter of 2008. The lower sales prices for pork products appear to be the result of an excess supply of pork products in the domestic market, the impacts of flu related concerns as well as the world economic challenges. In April 2009, reports of a new flu strain believed to originate in Mexico rapidly received wide-spread public attention. Despite confirmations that people could not catch this strain of influenza by eating or handling pork products, early reports labeled this strain as "swine flu." In late April, U.S. officials re-named this strain as "2009 H1N1 flu", recognizing that this strain had not been found in any pigs, and therefore it cannot be contracted from pork products. In response to initial reports, certain countries banned U.S. pork exports and this segment noted a decrease in overall market prices for its pork products.

Operating income for the Pork segment decreased $3.2 million and increased $14.9 million for the three and nine month periods of 2009, respectively, compared to the same periods in 2008. For the quarter, the lower sale prices discussed above more than offset several cost decreases resulting in the operating loss while for the nine month period, cost decreases more than offset the sale price decreases. The cost decreases primarily were related to lower feed costs, the impact of using the LIFO method for determining certain inventory costs and lower costs of third party hogs. For the three and nine months ended October 3, 2009, LIFO increased operating income by $6.9 million and $19.0 million, respectively, compared to decreases of $7.8 million and $37.5 million for the same periods in 2008, respectively, primarily as a result of lower costs to purchase corn and soybean meal during 2009.

Management is unable to predict future market prices for pork products or the cost of feed and hogs purchased from third parties. Although several foreign markets have lifted their bans on imports of U.S. pork products, flu-related concerns are still present and the lingering impact from these market disruptions continue to have a negative impact on sales prices. As a result, management believes operating losses will continue for the remainder of 2009.

In addition, as discussed in Note 9 to the Condensed Consolidated Financial Statements, there is a possibility that some amount of the biodiesel plant could be deemed impaired during some future period including fiscal 2009, which may result in a charge to earnings if current projections are not met.

Commodity Trading and Milling Segment

                              Three  Months  Ended       Nine  Months Ended
                             October 3, September 27, October 3,  September 27,
(Dollars in millions)            2009      2008           2009       2008

Net sales                      $ 364.1   $ 495.7        $1,105.2     $1,383.1
Operating  income              $   6.5   $  21.4        $   24.9     $   83.6
Income from foreign affiliates $   5.1   $   4.7        $   12.3     $   10.4

Net sales for the Commodity Trading and Milling segment decreased $131.6 million and $277.9 million for the three and nine month periods of 2009, respectively, compared to the same periods in 2008. The decreases are primarily the result of price decreases for commodities sold by the commodity trading business, especially for wheat, partially offset by increased commodity trading volumes to non-consolidated affiliates.

Operating income for this segment decreased $14.9 million and $58.7 million for the three and nine month periods of 2009, respectively, compared to the same periods in 2008. The decreases for the three month period and the nine month period reflect the $12.1 million and $19.0 million, respectively, fluctuation of marking to market the derivative contracts as discussed below. In addition, for the nine month period the decrease also reflects certain long inventory positions, especially wheat, taken by Seaboard which provided higher than average commodity trading margins during the first six months of 2008 as the price of these commodities significantly increased to historic highs at the time of sale in 2008. The nine month decrease also reflects write-downs of $8.8 million for certain grain inventories during the first quarter of 2009 for customer contract performance issues and related lower of cost or market adjustments, as discussed further in Note 3 to the Condensed Consolidated
Financial Statements, and lower operating income at the milling operations in Zambia as a result of high wheat costs causing reduced consumer demand and unfavorable currency devaluation impacting local sales and operating costs.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income would have been higher by $9.3 million and $7.6 million for the three and nine month periods of 2009, respectively, while operating income would have been lower by $2.8 million and $11.4 million for the same periods in 2008. While management believes its commodity futures and options, foreign exchange contracts and forward freight agreements are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments will be primarily offset by realized margins as revenue is recognized. Accordingly, these mark-to-market gains and losses could reverse in future periods, including fiscal 2009.

Income from foreign affiliates for the three and nine month periods of 2009 increased by $0.4 million and $1.9 million, respectively, from the same 2008 periods as a result of more favorable market conditions. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment

                           Three  Months  Ended        Nine  Months Ended
                          October 3, September 27,  October 3,  September 27,
(Dollars in millions)        2009       2008           2009         2008

Net sales                   $165.7     $254.9        $ 548.4      $ 695.5
Operating income (loss)     $ (4.1)    $ 12.0        $  13.3      $  36.5

Net sales for the Marine segment decreased $89.2 million and $147.1 million for the three and nine month periods of 2009, respectively, compared to the same periods in 2008. The decreases primarily reflect economic declines in most markets served by Seaboard resulting in lower cargo volumes and, to a lesser extent, lower cargo rates especially during the third quarter.

Operating income for the Marine segment decreased $16.1 million and $23.2 million for the three and nine month periods of 2009, respectively, compared to the same periods in 2008. The decreases were primarily the result of lower rates, as discussed above, not being offset by comparable decreases in certain costs, such as port costs and stevedoring. However, significant decreases did occur related to fuel costs for vessels and trucking expenses on a per unit shipped basis. In addition, operating income for 2008 was decreased by an accounting error totaling $6.3 million for the nine month period, relating to prior periods that were recorded in the second quarter of 2008. Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will continue to affect net sales or operating income during the remainder of 2009. Given the recent decline in global trade volume and cargo rates, management is unable to predict whether this segment will be profitable for the remainder of 2009.

Sugar Segment
                               Three  Months  Ended       Nine  Months Ended
                             October 3, September 27,  October 3, September 27,
(Dollars in millions)           2009        2008          2009        2008

Net sales                      $ 29.0       $35.7        $106.2      $102.7
Operating income (loss)        $ (0.7)      $(3.1)       $  0.5      $  2.8
Income from foreign affiliates $  0.2       $ 0.1        $  0.6      $  0.3

Net sales for the Sugar segment decreased $6.7 million and increased $3.5 million for the three and nine month periods of 2009, respectively, compared to the same periods in 2008. The decrease for the quarter primarily reflects lower domestic sugar prices and the elimination of the citrus business as discussed below. The increase for the nine month period primarily reflects an increase in volumes partially offset by less sugar purchased from third parties for resale and the elimination of the citrus business. Argentine governmental authorities continue to attempt to control inflation by limiting the price increases of basic commodities, including sugar. Accordingly, management cannot predict sugar prices.

Operating income increased $2.4 million and decreased $2.3 million for the three and nine month periods of 2009, respectively, compared to the same periods in 2008. The improvement for the three month period is primarily the result of prior year operating losses from the citrus business which were not conducted during 2009 as discussed below partially offset by lower margins from the sugar business primarily as a result of lower sugar prices as discussed above. The decrease for the nine month period primarily represents a decrease of $1.5 million from the citrus business as a result of $5.3 million charge to earnings during the first and second quarters of 2009 related to the write-down of citrus inventories, the integration and transformation of land previously used for citrus production into sugar cane production and related costs as discussed in Note 9 to the Condensed Consolidated Financial Statements. The nine month decrease also reflects higher selling and administrative personnel costs. Management is unable to predict whether this segment will be profitable for the remainder of 2009.

All Other
                            Three  Months  Ended        Nine  Months Ended
                          October 3, September 27,    October 3, September 27,
(Dollars in millions)        2009       2008             2009       2008

Net sales                   $ 35.2     $41.9           $ 88.7     $113.0
Operating income            $  3.2     $ 0.9           $  6.8     $  7.0

Net sales and operating income primarily represent results from the Dominican Republic Power division. Net sales decreased $6.7 million and $24.3 million for the three and nine month periods of 2009, respectively, compared to the same periods in 2008 primarily reflecting lower rates partially offset by higher power production levels. The lower rates were attributable primarily to lower fuel costs, a component of pricing. Operating income increased $2.3 million and decreased $0.2 million for the three and nine month periods of 2009, respectively, compared to the same periods in 2008. The three month increase is primarily related to lower voltage regulation and other similar costs and the result of lower rates noted above decreasing less than fuel costs. The decrease for the nine month period is primarily a result of higher administrative personnel costs. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs, but anticipates this segment will remain profitable for the remainder of 2009. See Note 9 to the Condensed Consolidated Financial Statements for the potential future sale of certain assets of this business.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $4.3 million and $13.2 million for the three and nine month periods of 2009 compared to the same periods in 2008. The increases are primarily due to increased personnel costs, including increased costs related to Seaboard's deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in other investment income discussed below). As a percentage of revenues, SG&A increased to 5.8% and 5.5% for the 2009 three and nine month periods, respectively compared to 4.0% and 4.2% for the same periods in 2008 primarily as a result of decreased sales.

Other Investment Income

Other investment income increased $6.7 million and $5.7 million for the three and nine month periods of 2009 compared to the same periods in 2008. The increases primarily reflect gains in the mark-to-market value of Seaboard's investments related to the deferred compensation programs in 2009 compared to losses in 2008.

Gain on Disputed Sale, Net

In July 2009, Seaboard Corporation, and affiliated companies in its Commodity Trading and Milling segment, resolved a dispute with a third party related to a 2005 transaction in which a portion of its trading operations was sold to a firm located abroad. As a result of this action, Seaboard Overseas Limited received $16.8 million, net of expenses, in the third quarter of 2009. There was no tax expense on this transaction.

Miscellaneous, Net

The increase in miscellaneous, net income for the nine month period of 2009 compared to the same period in 2008 primarily reflects a gain of $5.3 million on interest rate exchange agreements for the nine month period of 2009.

Income Tax Expense

The effective tax benefit rate for the nine month period increased in 2009 compared to 2008 based on lower projected permanently deferred foreign earnings compared to projected domestic taxable loss for 2009 compared to 2008. The higher benefit rate for the three month period of 2009 compared to the nine month period of 2009 resulted from increasing the projected total domestic loss for the year during the third quarter.

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

This statement also amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and requires certain additional disclosures about the VIE. Seaboard will be required to adopt this statement as of January 1, 2010. Management believes the adoption of this statement will not have a material impact on Seaboard's financial position or net earnings.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of October 3, 2009. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2008.

Item 5.  Other Information

On November 6, 2009, the Board of Directors authorized Seaboard to repurchase from time to time prior to October 31, 2011 up to $100 million market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price. The stock repurchase will be funded by cash on hand. Any shares repurchased will be retired and shall resume the status of authorized and unissued shares. Any stock repurchases will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares to be repurchased at any given time may depend on market conditions, Securities and Exchange Commission regulations and other factors. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard's discretion.

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

                           Date:   November 6, 2009


                           by: /s/ John A. Virgo
                               John A. Virgo, Vice President,
                               Corporate Controller
                               and Chief Accounting Officer
                               (principal accounting officer)

                           Date:   November 6, 2009