Form 10-K
period 2009-12-31
SEABOARD CORP /DE/
filed 2010-03-05
CIK 88121

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2009

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

          Title of each class          Name of each exchange on which registered
      Common Stock $1.00 Par Value               NYSE Amex Equities

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).  Yes [   ]  No [   ]

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

Non-accelerated filer [   ](Do not check if a smaller reporting company)

                                       Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act). Yes [   ]  No [X ]

The aggregate market value of the 330,026 shares of Seaboard common stock held by nonaffiliates was approximately $360,388,392, based on the closing price of $1,092.00 per share on July 2, 2009, the end of Seaboard's second fiscal quarter. As of February 5, 2010, the number of shares of common stock outstanding was 1,235,582.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) Seaboard Corporation's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) - Parts I and II; and (2) Seaboard Corporation's definitive proxy statement filed pursuant to Regulation 14A for the 2010 annual meeting of stockholders -
Part III.

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

In more specific terms, forward-looking statements include, without limitation:

  - statements concerning the projection of revenues, income or loss, capital expenditures, capital structure or other financial items,

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

     (i)    Seaboard's   ability to obtain adequate  financing  and
            liquidity,

     (ii) the price of feed stocks and other materials used by Seaboard,

     (iii) the sale price or market conditions for pork, grains, sugar and other products and services,

     (iv)   statements   concerning  management's  expectations  of
            recorded tax effects under certain circumstances,

     (v) the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling division ,

     (vi)   the charter hire rates and fuel prices for vessels,

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

     (ix) the effect of the fluctuation in foreign currency exchange rates,

     (x) statements concerning profitability or sales volume of any of Seaboard's divisions,

     (xi) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements, acquisitions and dispositions,

     (xii) the impact from the H1N1 flu incident on the demand and overall market prices for pork products, or

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

Seaboard Flour LLC and SFC Preferred LLC, Delaware limited liability companies, own approximately 72.3 percent of the outstanding common stock of Seaboard. Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own the common units of Seaboard Flour LLC and SFC Preferred LLC.

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

(c)  Narrative Description of Business

  (1)  Business Done and Intended to be Done by the Registrant

     (i)  Principal Products and Services

     Pork Division - Seaboard, through its subsidiary Seaboard Foods LLC engages in the businesses of hog production and pork processing in the United States. Through these operations, Seaboard produces and sells fresh and frozen pork products to further processors, foodservice operators, grocery stores, distributors and retail outlets throughout the United States. Internationally, Seaboard sells to these same types of customers in Japan, Mexico and other foreign markets. Other further processing companies also purchase Seaboard's fresh and frozen pork products in bulk and produce products, such as lunchmeat, ham, bacon, and sausage. Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores. Seaboard also sells further processed pork products consisting primarily of raw and pre-cooked bacon from its two bacon further processing plants. Seaboard sells some of its fresh products under the brand name Prairie Freshr and its bacon and other further processed products under the Daily'sr brand name. Seaboard's hog processing plant is located in Guymon, Oklahoma, and operates at double shift capacity. Seaboard's bacon plants are located in Salt Lake City, Utah and Missoula, Montana. Seaboard also earns fees, based primarily on the number of head processed, to market all of the products produced by Triumph Foods LLC at their pork processing plant located in St. Joseph, Missouri.

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

     Seaboard produces biodiesel at a facility in Guymon, Oklahoma. The biodiesel is produced from pork fat from Seaboard's Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities. The biodiesel is sold to third parties. The facility can also produce biodiesel from vegetable oil. Seaboard is able to reduce or stop production when it isn't economically feasible to produce based on input costs or the price of biodiesel. During 2009, Seaboard completed construction of and began operations at a ham-boning and processing plant in Mexico.

     Commodity Trading and Milling Division - Seaboard's Commodity Trading and Milling Division, primarily through its subsidiaries, Seaboard Overseas Limited based in Bermuda, Seaboard Overseas Trading and Shipping (PTY), Ltd. located in South Africa, SeaRice Limited located in Geneva, Switzerland and SeaRice Carribean located in Miami, Florida markets wheat, corn, soybean meal, rice and other similar commodities in bulk to third party customers and affiliated companies. These commodities are purchased from most growing regions worldwide, with primary destinations being Africa, South America, and the Caribbean. The division sources, transports and markets up to approximately 4.0 to 4.5 million tons of grains and proteins on an annual basis. Seaboard integrates the service of delivering commodities to its customers through the use of chartered bulk vessels and its eight owned bulk carriers.

     This division also operates milling and related businesses with 24 locations in 12 countries, which are primarily supplied by the trading locations discussed above. The grain processing businesses are operated through four consolidated and nine non-consolidated affiliates in Africa, the Caribbean and South America. These are flour, feed and maize milling businesses which produce approximately two and a half million metric tons of finished products per year. Most of the products produced by the milling operations are sold in the countries in which the products are produced or into adjacent countries.

     Marine Division - Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign affiliated companies and third party agents, provides containerized cargo shipping service to 25 countries between the United States, the Caribbean Basin, and Central and South America. Seaboard uses a network of offices and agents throughout the United States, Canada, Latin America and the Caribbean Basin to book both northbound and southbound cargo to and from the United States and between the countries it serves. Through agreements with a network of connecting carriers, Seaboard can transport cargo to and from numerous U.S. locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via vessel or received as import cargo from abroad.

     Seaboard's primary marine operation is located in Miami and includes a 81 acre terminal located at the Port of Miami and a 135,000 square foot off-dock warehouse for cargo consolidation and temporary storage. Seaboard also operates a 62 acre cargo terminal facility at the Port of Houston that includes approximately 690,000 square feet of on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. Seaboard also makes scheduled vessel calls in Brooklyn, New York, Fernandina Beach, Florida, New Orleans, Louisiana and 40 foreign ports. At December 31, 2009, Seaboard's fleet consists of 12 owned and approximately 22 chartered vessels, and dry, refrigerated and specialized containers and other related equipment.

     Sugar Division - Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, is involved in the production and refining of sugar cane in Argentina. This division also purchases sugar in bulk from third parties within Argentina for subsequent resale. The sugar products are mostly sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States, South America and Europe. Seaboard grows a large portion of the sugar cane on more than 60,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a current processing capacity of approximately 250,000 metric tons of sugar and approximately 14 million gallons of alcohol per year (hydrated and dehydrated). The sugar mill is one of the largest in Argentina. Also, during 2008 this division began construction of a 40 megawatt cogeneration power plant, which is expected to be completed during the third quarter of 2010.

     Power Division - All other businesses primarily represents the business of Seaboard's subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd. (the Power Division), which operates as an independent power producer in the Dominican Republic. This operation is exempt from U.S. regulation under the Public Utility Holding Company Act of 1938, as amended. The Power Division operates two floating barges with a system of diesel engines capable of generating a combined rated capacity of approximately 112 megawatts of electricity. See "Status of Product or Segment" below for discussion of the pending sale of the two barges. Seaboard generates electricity into the local Dominican Republic power grid. Seaboard is not directly involved in the transmission or distribution of the electricity but does have contracts to sell directly to third party users. The barges are secured on the Ozama River in Santo Domingo, Dominican Republic. The electricity is sold to certain large commercial users with contract terms extending from one to four years. Seaboard also sells approximately 34% of its power under a short-term contract that expires at the end of March 2010 to a government-owned distribution company. The remaining electricity is sold in the "spot market" at prevailing market prices, primarily to three wholly government-owned electric distribution companies or other power producers who lack sufficient power production to service their customers.

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

     (ii) Status of Product or Segment

     During 2009, Seaboard completed construction of and began operations at a majority-owned ham-boning and processing plant in Mexico.

     During 2008 Seaboard discontinued operations of its flour milling operations in Mozambique as a result of its Mozambican subsidiary entering into an agreement to exchange its flour milling facility for a ten percent ownership interest in a food processing company in that country. This exchange transaction is expected to be completed in the first half of 2010.

     Seaboard has a minority ownership in a feed mill operation in Nigeria. During 2009, this entity contributed all manufacturing equipment and certain other assets along with its trade name to a newly formed feed mill operation in Nigeria in exchange for a minority interest in the new mill operation and will no longer continue its original feed mill operations. In a separate transaction, this same entity sold certain land and building of one of its closed feed mill operations to a third party for cash.

     On January 12, 2010, Haiti was struck by an earthquake. Seaboard has a non-controlling interest in a foreign affiliate with a flour mill operation in Lafiteau, Haiti. Part of this facility was severely damaged as a result of the earthquake. This affiliate business intends to rebuild the damaged part of the facility and will continue to operate the portion of the facility that was not damaged. This facility was fully insured, including business interruption and inventory coverage. Seaboard also sells wheat and flour to this business through Seaboard's commodity trading operations. In addition, the primary port in Haiti, located in Port-au-Prince from which Seaboard Marine's vessels normally dock, was severely damaged. Seaboard is not the owner operator of this port location but does operate a small terminal facility nearby that sustained minor damage from the earthquake, which is covered by insurance. Currently, Seaboard has no indication how long it will take before regular service can be resumed to Haiti's primary port but is currently routing cargoes through secondary ports in Haiti and the Dominican Republic.

     The Sugar Division is in the process of developing a 40 megawatt cogeneration power plant. This plant is expected to be completed during the third quarter of 2010. In addition, during the first quarter of 2009, management reviewed its strategic options for the citrus business in light of a continually difficult operating environment. In the first quarter of 2009, management decided not to process, package or market the 2009 harvest for the citrus and related juice operations. In the second quarter of 2009, management decided to integrate and transform some of the land previously used for citrus production into sugar cane production resulting in an exit from the citrus business. Lastly, in the first quarter of 2010, the Company began sales of dehydrated alcohol to certain local oil companies under the national bio-ethanol program which requires alcohol to be blended with gasoline.

     The Power Division's short-term contract with a government-owned distribution company, which represents approximately 34% of its sales, expires at the end of March 2010.

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

     The Pork Division uses registered trademarks relating to its products, including Seaboard Farms, Prairie Fresh, A Taste Like No Other, Daily's, Daily's Premium Meats Since 1893, High Plains Bioenergy, Prairie Fresh Prime, Seaboard Foods, Buffet Brand, Seaboard Farms, Inc. and Del Pueblo. Seaboard considers the use of these trademarks important to the marketing and promotion of its pork products.

     The Marine Division uses the trade name Seaboard Marine and Seaboard Solutions which are all registered trademarks. Seaboard believes there is significant recognition of these trademarks in the industry and by many of its customers.

     Part of the sales within the Sugar Division are made under the Chango brand in Argentina, where this division operates. Local sales prices are affected by government price control and sugar import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets.

     Seaboard's   Power  Division  benefits  from  a   tax   exempt
     concession   granted  by  the  Dominican  Republic  government
     through 2012.

     Patents, trademarks, franchises, licenses and concessions are not material to any of Seaboard's other divisions.

     (v)  Seasonal Business

     Sugar prices in Argentina are generally lower during the typical sugarcane harvest period between May and November. Seaboard's other divisions are not seasonally dependent to any material extent.

     (vi) Practices Relating to Working Capital Items

     There are no unusual industry practices or practices of Seaboard relating to working capital items.

     (vii)      Depending on a Single Customer or Few Customers

     Seaboard does not have sales to any one customer equal to ten percent or more of consolidated revenues. The Pork Division derives approximately 12 percent of its revenues from a few customers in Japan through one agent. The Power Division sells power in the Dominican Republic to a limited number of contract customers and on the spot market accessed primarily by three wholly government-owned distribution companies. Approximately 34% of its power generation is provided for one government-owned distribution company under a short-term contract that expires at the end of March 2010 and for which Seaboard bears a concentrated credit risk as this customer, from time to time, has significant past due balances. No other division has sales to a few customers which, if lost, would have a material adverse effect on any such division or on Seaboard taken as a whole.

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

     Seaboard's sugar business owns one of the largest sugar mills in Argentina and faces significant competition for sugar sales in the local Argentine market. Sugar prices in Argentina can fluctuate compared to world markets due to current Argentine government price control and protection policies.

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

     (xiii)    Number of Persons Employed by Registrant

     As of December 31, 2009, Seaboard, excluding non-consolidated foreign affiliates, had 10,957 employees, of whom 5,737 were employed in the United States. Approximately 2,100 employees in Seaboard's Pork Division were covered by collective bargaining agreements as of December 31, 2009. Seaboard considers its employee relations to be satisfactory.

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

Seaboard considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located  to  be  satisfactory,  but these  foreign  operations  are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, sales price controls, currency inconvertibility and devaluation, and currency exchange controls. To minimize certain of these risks, Seaboard has insured certain investments in its affiliate flour mills in Democratic Republic of Congo, Haiti, Lesotho, Republic of Congo and Zambia, to the extent available and deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. At the date of this report, Seaboard is not aware of any situations which could have a material effect on Seaboard's business, although the January 12, 2010 earthquake in Haiti could result in civil unrest over a period of time if local conditions do not improve from current conditions.

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

         - federal, state, national, provincial and local food processing controls;

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

         -  hyperinflation;

         -  heightened customer credit and execution risk;

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

  (3) Deterioration of Economic Conditions Could Negatively Impact Seaboard's Business. Seaboard's business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our pork products, grains and shipping services, or the cost and availability of our needed raw materials and packaging materials, thereby negatively affecting our financial results. The current national and global economic conditions, could, among other things:

         - impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by customers and suppliers;

         -  negatively   impact   global   demand   for  protein  and
            grain-based products, which could result in a reduction of sales, operating income and cash flows;

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

  (5) Seaboard's Common Stock is Thinly Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held (72.3% is owned by Seaboard Flour and SFC Preferred LLC, which is owned by S. Bresky and other members of the Bresky family) and thinly traded on a daily basis on the NYSE Amex Equities (formerly, NYSE Alternext US). Accordingly, the price of a share of common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis.

(b) Pork Division

  (1) Fluctuations in Commodity Pork Prices Could Adversely Affect Seaboard's Results of Operations. Sales prices for Seaboard's pork products are directly affected by both domestic and world wide supply and demand for pork products and other proteins, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control. Commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken. Seaboard's results of operations could be adversely affected by fluctuations in pork commodity prices.

  (2)  Increases  in   Costs of  Seaboard's Feed Components  and  Hog
       Purchases Could Adversely Affect Seaboard's Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and can be materially affected by commodity price fluctuations for corn and soybean meal. The results of Seaboard's Pork Division can be negatively affected by increased costs of Seaboard's feed components. The recent increase in construction and operation of ethanol plants has elevated this risk as it has increased the competing demand for feed ingredients, primarily corn.
       Similarly, accounting for approximately 25% of Seaboard's total hogs slaughtered, the cost of third party hogs purchased fluctuates with market conditions and can have an impact on Seaboard's total costs. The cost and supply of feed components and the third party hogs that we purchase are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports and governmental agricultural policies. Seaboard attempts to manage certain of these risks through the use of financial instruments, however this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork prices correspondingly increase, increases in the prices of Seaboard's feed components or in the cost of third party hogs purchased would adversely affect Seaboard's operating margins.

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

  (4) The Loss of Seaboard's Sole Hog Processing Facility Could Adversely Affect Seaboard's Business. Seaboard's Pork Division is largely dependent on the continued operation of a single hog processing facility. The loss of or damage to this facility for any reason - including fire, tornado, governmental action or other reason - could adversely affect Seaboard and Seaboard's pork business.

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

 (10) Discontinuation of Tax Credits for Biodiesel Could Adversely Affect Seaboard's Results of Operations. Seaboard obtains Federal and State tax credits for the biodiesel it produces and sells. The Federal tax credit expired on December 31, 2009, and if not renewed by Congress during 2010 could adversely affect Seaboard's results of operations and could result in the potential impairment of the recorded value of property, plant and equipment related to the biodiesel processing facility.

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

  (3) Seaboard's Commodity & Milling Division Largely Depends on the Availability of Chartered Ships. Most of Seaboard's third party trading is transported with chartered ships. Charter hire rates, influenced by available charter capacity and demand for worldwide trade in bulk cargoes, port access and throughput time, and related fuel costs can impact business volumes and margins.

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

(d) Marine Division

  (1) The Demand for Seaboard's Marine Division's Services Are Affected by International Trade and Fluctuating Freight Rates. This division provides containerized cargo shipping services primarily from the United States to twenty-five different countries in the Caribbean Basin, Central and South America. In addition to the risks of overseas operations mentioned in clause (a)(2) above, fluctuations in economic conditions, unstable or hostile local political situations in the countries in which Seaboard operates can affect import/export trade volumes and the price of container freight rates and adversely affect Seaboard's results of operations.

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

  (4) Hurricanes Can Disrupt Operations in the Caribbean Basin. Seaboard's port operations throughout the Caribbean Basin can be subject to disruption due to hurricanes, especially at Seaboard's major ports in Miami, Florida and Houston, Texas, which could have an adverse effect on our results of operations.

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

(e) Sugar Division

  (1)  The Success  of this  Division Depends on the Condition of the
       Argentinean Economy and Political Climate. This division operates a sugar mill and alcohol production facility in Argentina, locally growing a substantial portion of the sugar cane processed at the mill. The majority of the sales are within Argentina. Fluctuations in economic conditions or changes in the Argentine political climate can have an impact on the costs of operations, the sales prices of products and export opportunities and the exchange rate of the Argentine peso to the U.S. dollar. In this regard, local sales prices are affected by government price control and sugar import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets. If import duties are changed, this could have a negative impact on Seaboard's sale price of its products. In addition, the Argentine government attempts to control inflation through price controls on commodities, including sugar, which could adversely impact the local sales price of its products and the results of operations for this division. A devaluation of the Argentine peso would have a negative impact on Seaboard's financial position.

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

  (3) The Loss of Seaboard's Sole Processing Facility Would Adversely Affect the Business of This Division. Seaboard's Sugar Division is largely dependant on the continued operation of a single processing facility. The loss of or damage to this facility for any reason - including fire, tornado, governmental action, labor unrest resulting in labor strikes or other reasons - would adversely affect the business of this division.

  (4) Labor Relations. This division is dependent on unionized labor at its single sugar mill in Argentina. The current nature of the political environment in Argentina makes normal labor relations very challenging. Contributing to the situation are the policies of the National Government, the failure of the Argentine courts to enforce contractual obligations with unions and basic property rights. Interruptions in production as a result of labor unrest can impact the quantity of sugar cane harvested and the amount of sugar and alcohol produced as well as interrupting the distribution of products stored at the facility in the Salta Province.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

(1) Pork - Seaboard's Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995. It has a daily double shift capacity to process approximately 18,500 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard's hog production operations consist of the breeding and raising of approximately 4.0 million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This business owns and operates six centrally located feed mills which have a combined capacity to produce approximately 1,700,000 tons of formulated feed annually used primarily to support Seaboard's existing hog production, and have the capability of supporting additional hog production in the future. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

Seaboard's Pork Division also owns two bacon further processing plants located in Salt Lake City, Utah and Missoula, Montana. These plants are utilized near capacity throughout the year, which is a combined daily smoking capacity of approximately 300,000 pounds of raw pork bellies. The Pork Division also operates a majority-owned ham-boning and processing plant in Mexico that has the capacity to process 58.0 million pounds of ham annually. This plant was completed in the second quarter of 2009.

The Pork Division owns a processing plant in Guymon, Oklahoma with the capacity to produce 30.0 million gallons of biodiesel annually, which is currently produced from pork fat from Seaboard's Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities. The facility can also produce biodiesel from vegetable oil.

(2) Commodity Trading and Milling - Seaboard's Commodity Trading and Milling Division owns, in whole or in part, grain-processing and related agribusiness operations in 12 countries which have the capacity to mill approximately 6,700 metric tons of wheat and maize per day. In addition, Seaboard has feed mill capacity of in excess of 129 metric tons per hour to produce formula animal feed. The milling operations located in Colombia, Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya, Lesotho, Nigeria, Republic of Congo, Sierra Leone, Uganda and Zambia own their facilities; and in Kenya, Lesotho, Nigeria, Republic of Congo and Sierra Leone the land on which the mills are located on is leased under long-term agreements. Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power, excess milling capacity in their competitive environment and European-subsidized wheat and flour exports. Seaboard also owns seven 9,000 metric-ton deadweight dry bulk carriers, one 23,400 metric ton deadweight dry bulk carrier, and "time charters" (the charter of a vessel, whereby the vessel owner is responsible to provide the captain and crew necessary to operate the vessel) under short-term agreements, between 13 and 44 bulk carrier ocean vessels with deadweights ranging from 500 to 44,000 metric tons.

(3) Marine - Seaboard's Marine Division leases a 135,000 square foot off-port warehouse and 81 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations. Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling approximately 690,000 square feet for cargo storage. At December 31, 2009, Seaboard owned 12 ocean cargo vessels with deadweights ranging from 2,600 to 19,500 metric tons and time chartered 22 vessels under contracts ranging from approximately five months to two years with deadweights ranging from 3,400 to 21,500 metric tons. In addition, Seaboard has contracted to charter two vessels on a four-year time charter. Delivery of these two time chartered ships, each with a deadweight of 26,500 metric tons, is expected in the first half of 2010. Seaboard also owns or leases dry, refrigerated and specialized containers and other related equipment.

(4) Sugar - Seaboard's Argentine Sugar Division owns more than 60,000 acres of planted sugarcane. Depending on local market conditions, this business also purchases third party sugar for resale. In addition, this division owns a sugar mill with a current capacity to process approximately 250,000 metric tons of sugar and an alcohol distillery with a current capacity of approximately 14 million gallons of alcohol per year. This capacity is sufficient to process all of the cane harvested by this division and certain additional quantities purchased from third party farmers in the region. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar produced. During the third quarter of 2010, it is anticipated that construction will be completed on a 40 megawatt cogeneration power plant.

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

Item 3.  Legal Proceedings

The information required by Item 3 of Form 10-K is incorporated herein by reference to Note 11 of Seaboard's Consolidated Financial Statements appearing on pages 53 and 54 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 4. Reserved

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

Name (Age)                Positions and Offices with Registrant and Affiliates

Steven J. Bresky (56)     President and Chief Executive Officer

Robert L. Steer  (50)     Senior Vice President, Chief Financial Officer

David M. Becker  (48)     Vice President, General Counsel and Secretary

Barry E. Gum (43)         Vice President, Finance and Treasurer

James L. Gutsch (56)      Vice President, Engineering

Ralph L. Moss (64)        Vice President, Governmental Affairs

David S. Oswalt (42)      Vice President, Taxation and Business Development

Ty A. Tywater (40)        Vice President, Audit Services

John A. Virgo (49)        Vice President, Corporate Controller and
                          Chief Accounting Officer

Rodney K. Brenneman (45)  President, Seaboard Foods, LLC

David M. Dannov (48)      President, Seaboard Overseas and Trading Group

Edward A. Gonzalez (44)   President, Seaboard Marine Ltd.

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

Mr. Gonzalez has served as President of Seaboard Marine, Ltd. since
January 2005.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Seaboard's Board of Directors intends that Seaboard will continue to pay quarterly dividends, with the actual amount of any dividends being dependant upon such factors as Seaboard's financial condition, results of operations and current and anticipated cash needs, including capital requirements. As discussed in Note 8 of the consolidated financial statements appearing on pages 44 and 45 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report (which discussion is incorporated herein by reference), Seaboard's ability to declare and pay dividends is subject to limitations imposed by the note agreements referred to there.

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

In addition to the information provided above, the information required by Item 5 of Form 10-K is incorporated herein by reference to (a) the information under "Stockholder Information - Stock Listing," (b) the dividends per common share information and closing market price range per common share information under "Quarterly Financial Data" and (c) the information under "Company Performance Graph" appearing on pages 60, 9 and 8, respectively, of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 of Form 10-K is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 10 through 24 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  7A.   Quantitative and Qualitative Disclosures  About  Market
Risk

The information required by Item 7A of Form 10-K is incorporated herein by reference to (a) the material under the captions "Derivative Instruments and Hedging Activities" within Note 1 of Seaboard's Consolidated Financial Statements appearing on pages 35 and 36 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, and (b) the material under the caption "Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 23 and 24 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K is incorporated herein by reference to Seaboard's "Quarterly Financial Data," "Report of Independent Registered Public Accounting Firm," "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Equity" and "Notes to Consolidated Financial Statements" appearing on page 9 and pages 26 through 59 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item   9.   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of December 31, 2009, Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures, as defined in Exchange Act rule 13a - 15(e). Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

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

Registered Public Accounting Firm's Attestation Report - Information required by Item 9A of Form 10-K with respect to the registered public accounting firm's attestation report on
Seaboard's internal controls over financial reporting is incorporated herein by reference to "Report of Independent Registered Public Accounting Firm" appearing on page 27 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14-3(b) and attached as Exhibit 13 to this report.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

Item 9B.  Other Information

None

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

In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under "Item 1: Election of Directors" appearing on page 5 of Seaboard's definitive proxy statement filed pursuant to Regulation 14A for the 2010 annual meeting of Stockholders ("2010 Proxy Statement"), (b) the disclosure relating to Seaboard's audit committee and "audit committee financial expert" and its director nomination procedures under "Board of Directors Information -- Committees of the Board -- Audit Committee" and "Board of Directors Information -- Director Nominations" appearing on pages 7 and 8 of the 2010 Proxy Statement, and (c) the disclosure relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 under "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 25 of the 2010 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under "Board of Directors Information -- Compensation of Directors" and "Employment Arrangements with Named Executive Officers" appearing on page 8 and pages 11 and 12 of the 2010 Proxy Statement, and (b) the disclosure relating to compensation of executive officers under "Executive Compensation and Other Information," "Benefit Plans" and "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Compensation Discussion and Analysis" appearing on pages 9 and 10 and pages 12 through 23 of the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.
In addition to the information provided above, the information required by Item 12 of Form 10-K is incorporated herein by reference to the disclosure under "Principal Stockholders" and "Share Ownership of Management and Directors" appearing on pages 3 and 4 of the 2010 Proxy Statement.

Item  13.   Certain  Relationships and  Related  Transactions,  and
Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under "Compensation Committee Interlocks and Insider Participation" appearing on page 22 of the 2010 Proxy Statement, and the disclosure under "Board of Directors Information - Controlled Corporation" and "Board of Directors Information - Committees of the Board" appearing on page 7 of the 2010 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to the disclosure under "Item 2 Selection of Independent Auditors" appearing on pages 23 through 25 of the 2010 Proxy Statement.

                              PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

  1. Consolidated financial statements.
     See Index to Consolidated Financial Statements on page F-1.

  2. Consolidated financial statement schedules.
     See Index to Consolidated Financial Statements on page F-1.

  3. Exhibits.

     3.1 Seaboard's    Restated   Certificate   of   Incorporation.
         Incorporated  herein  by  reference  to  Exhibit  3.1   of
         Seaboard's Form 10-Q for the quarter ended April 4, 2009.

     3.2 Seaboard's By-laws, as amended. Incorporated herein by reference to Exhibit 3.2 of Seaboard's Form 10-K for fiscal year ended December 31, 2005.

     4.1 Seaboard Corporation Note Purchase Agreement dated as of September 30, 2002 between Seaboard and various purchasers as listed in the exhibit. Incorporated herein by reference to Exhibit 4.3 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

     4.2 Seaboard Corporation $7,500,000 6.21% Senior Note, Series C, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.6 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

     4.3 Seaboard Corporation $31,000,000 6.92% Senior Note, Series D, due September 30, 2012 issued pursuant to the Note Purchase Agreement described above. Incorporated herein by reference to Exhibit 4.7 of Seaboard's Form 10-Q for the quarter ended September 28, 2002.

     4.4 Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations, dated May 30, 2008. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 8-K dated May 30, 2008.

     4.5 Amended and Restated Credit Agreement between Borrowers and Bank of America, N.A., dated July 10, 2008 ($300,000,000 revolving credit facility expiring July 10,
         2013). Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 8-K dated July 10, 2008.

   10.1* Seaboard  Corporation   409A   Executive  Retirement  Plan
         Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Executive Retirement Plan , 2005 Amendment and Restatement dated March 6, 2006. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-K for fiscal year ended December 31, 2008.

   10.2* Seaboard Corporation  Executive Deferred Compensation Plan
         as Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Executive Deferred Compensation Plan dated December 29, 2005. Incorporated herein by reference to Exhibit 10.2 of Seaboard's Form 10-K for fiscal year ended December 31, 2008.

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

   10.6* Seaboard  Corporation  Retiree  Medical  Benefit  Plan  as
         Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Retiree Medical Benefit Plan dated March 4, 2005. Incorporated herein by reference to Exhibit 10.6 of Seaboard's Form 10-K for fiscal year ended December 31, 2008.

   10.7* Seaboard    Corporation    Executive   Officers'     Bonus
         Policy. Incorporated herein by reference to Exhibit 10.10 of Seaboard's Form 10-K for fiscal year ended December 31, 2005.

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

  10.12* Seaboard  Corporation  Nonqualified  Deferred Compensation
         Plan Effective January 1, 2009 and dated December 22, 2008,
         amending  and  restating    the    Seaboard    Corporation
         Nonqualified    Deferred    Compensation    Plan     dated
         December  29,  2005.  Incorporated herein by reference  to
         Exhibit 10.12 of Seaboard's Form 10-K for fiscal year ended December 31, 2008.

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

  10.16* First   Amendment   to   Employment   Agreement    between
         Seaboard Corporation and Steven J. Bresky dated December 15, 2008. Incorporated herein by reference to Exhibit
         10.16  of  Seaboard's  Form 10-K  for  fiscal  year  ended
         December 31, 2008.

  10.17* First   Amendment   to   Employment   Agreement    between
         Seaboard Corporation and Robert L. Steer dated December 15, 2008. Incorporated herein by reference to Exhibit
         10.17  of  Seaboard's  Form 10-K  for  fiscal  year  ended
         December 31, 2008.

  10.18* First    Amendment    to   Employment   Agreement  between
         Seaboard Foods LLC, formerly known as Seaboard Farms Inc., and Rodney K. Brenneman dated December 15, 2008.
         Incorporated herein by reference to Exhibit 10.18 of Seaboard's Form 10-K for fiscal year ended December 31, 2008.

  10.19* Third   Amendment   to    Employment    Agreement  between
         Seaboard Marine Ltd. and Edward A. Gonzalez dated December 15, 2008. Incorporated herein by reference to Exhibit
         10.19  of  Seaboard's  Form 10-K  for  fiscal  year  ended
         December 31, 2008.

  10.20* First   Amendment   to    Employment   Agreement   between
         Seaboard Overseas Trading Group and David M. Dannov dated December 15, 2008. Incorporated herein by reference to
         Exhibit 10.20 of Seaboard's Form 10-K for fiscal year ended December 31, 2008.

   10.21 Asset Purchase Agreement by and among Transcontinental Capital Corporation (Bermuda) Ltd. (as Seller), Seaboard Corporation (as Seller-Parent) and Pueblo Viejo Dominicana Corporation (as Buyer), dated as of September 23, 2008. Incorporated herein by reference to Exhibit 10.21 of Seaboard's Form 10-K for fiscal year ended December 31, 2008.

   10.22 Amendment to Asset Purchase Agreement amount Transcontinental Capital Corporation (Bermuda) Ltd., Seaboard Corporation and Pueblo Viejo dated as of March 2, 2009. Incorporated herein by reference to Exhibit 10.22 of Seaboard's Form 10-K for fiscal year ended December 31, 2008.

  10.23* Seaboard    Corporation     Cash     Balance     Executive
         Retirement  Plan  effective  January  1,  2009  and  dated
         December 18, 2009.

  10.24* Seaboard   Marine  Ltd.  401(k)   Excess   Plan  effective
         January 1, 2009 and dated December 18, 2009.

  10.25* Amendment   No.  1   to   the  Seaboard  Corporation  Non-
         Qualified Deferred Compensation Plan effective January 1, 2009 and dated December 17, 2009.

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

                      SEABOARD CORPORATION

By /s/Steven J. Bresky               By /s/Robert L. Steer
   Steven J. Bresky, President and      Robert L. Steer, Senior Vice President,
   Chief Executive Officer              Chief Financial Officer
   Executive Officer                    (principal financial officer)
   (principal executive officer)

Date: March 5, 2010                  Date: March 5, 2010



By /s/John A. Virgo
   John A. Virgo, Vice President,
   Corporate Controller and Chief
   Accounting Officer
   (principal accounting officer)

Date: March 5, 2010



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

By /s/Steven J. Bresky               By /s/Edward I. Shifman, Jr.
   Steven J. Bresky, Director and       Edward I. Shifman, Jr., Director
   Chairman of the Board

Date: March 5, 2010                  Date: March 5, 2010



By /s/David A. Adamsen               By /s/Joseph E. Rodrigues
   David A. Adamsen, Director           Joseph E. Rodrigues, Director

Date: March 5, 2010                  Date: March 5, 2010



By /s/Douglas W. Baena
   Douglas W. Baena, Director

Date: March 5, 2010

              SEABOARD CORPORATION AND SUBSIDIARIES
     Index to Consolidated Financial Statements and Schedule
                      Financial Statements


                                                            Stockholders'
                                                         Annual Report Page

Report of Independent Registered Public Accounting Firm          26

Consolidated Statement of Earnings for the years
 ended December 31, 2009, December 31, 2008 and
 December 31, 2007                                               28

Consolidated Balance Sheets as of December 31, 2009
 and December 31, 2008                                           29

Consolidated Statement of Cash Flows for the years
 ended December 31, 2009, December 31, 2008 and
 December 31, 2007                                               30

Consolidated Statement of Changes in Equity for the
 years ended December 31, 2009, December 31, 2008 and
 December 31, 2007                                               31

Notes to Consolidated Financial Statements                       32

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

II - Valuation and Qualifying Accounts for the years ended
     December 31, 2009, 2008 and 2007                            F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Seaboard Corporation:

Under date of March 5, 2010, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009, as contained in the December 31, 2009 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   KPMG LLP

Kansas City, Missouri
March 5, 2010

                                                                                  Schedule II

                            SEABOARD CORPORATION AND SUBSIDIARIES
                              Valuation and Qualifying Accounts
                                        (In Thousands)



                                        Balance at     Provision  Net deductions   Balance at
                                    beginning of year     (1)          (2)        end of year
Year ended December 31, 2009:

  Allowance for doubtful accounts        $  7,303        2,088        (2,061)       $ 7,330

Year ended December 31, 2008:

  Allowance for doubtful accounts        $  8,060          776        (1,533)       $ 7,303

Year ended December 31, 2007:

  Allowance for doubtful accounts        $ 14,638        1,401        (7,979)       $ 8,060

(1) The allowance for doubtful accounts provision is charged to selling, general and administrative expenses.

(2) Includes write-offs net of recoveries and currency translation adjustments.
