Form 10-Q
period 2010-04-03
SEABOARD CORP /DE/
filed 2010-05-10
CIK 88121

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 3, 2010

                                 OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________to ______________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes   X    No ___

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

There were 1,228,756 shares of common stock, $1.00 par value per share, outstanding on April 23, 2010.

                                  Total pages in filing - 21 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                    SEABOARD CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Earnings
          (Thousands of dollars except share and per share amounts)
                                  (Unaudited)

                                                          Three Months Ended
                                                          April 3,    April 4,
                                                            2010        2009
Net sales:
   Products (includes sales to affiliates of
             $125,830 and $140,916)                     $  772,587  $  681,513
   Services                                                214,720     214,883
   Other                                                    32,969      21,172
Total net sales                                          1,020,276     917,568

Cost of sales and operating expenses:
   Products                                                691,156     661,369
   Services                                                185,728     174,348
   Other                                                    27,376      18,377
Total cost of sales and operating expenses                 904,260     854,094

Gross income                                               116,016      63,474

Selling, general and administrative expenses                48,550      47,432

Operating income                                            67,466      16,042

Other income (expense):
   Interest expense                                         (2,316)     (3,856)
   Interest income                                           3,456       3,326
   Income from affiliates                                    4,888       3,894
   Foreign currency gain (loss), net                            38      (3,933)
   Other investment income, net                              3,044       1,494
   Miscellaneous, net                                          194       3,114
Total other income, net                                      9,304       4,039

Earnings before income taxes                                76,770      20,081

Income tax expense                                         (14,107)     (3,935)

Net earnings                                            $   62,663  $   16,146

   Less: Net (earnings) loss attributable to
         noncontrolling interests                              115        (173)

Net earnings attributable to Seaboard                   $   62,778  $   15,973

Earnings per common share                               $    50.84  $    12.89

Dividends declared per common share                     $     0.75  $     0.75

Average number of shares outstanding                     1,234,710   1,239,207

    See accompanying notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Thousands of dollars)
                                  (Unaudited)

                                                          April 3, December 31,
                                                            2010       2009
                      Assets

Current assets:
   Cash and cash equivalents                             $   59,615 $   61,857
   Short-term investments                                   440,882    407,351
   Receivables, net of allowance                            319,936    270,647
   Inventories                                              428,892    498,587
   Deferred income taxes                                     10,911     10,490
   Deferred costs                                           113,327     95,788
   Other current assets                                     107,144     80,582
Total current assets                                      1,480,707  1,425,302

Investments in and advances to affiliates                    95,931     82,232
Net property, plant and equipment                           682,481    691,343
Goodwill                                                     40,628     40,628
Intangible assets, net                                       20,273     20,676
Other assets                                                 59,345     76,952

Total assets                                             $2,379,365 $2,337,133

         Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                                $   66,963 $   81,262
   Current maturities of long-term debt                       1,660      2,337
   Accounts payable                                          90,392    141,193
   Deferred revenue                                         182,030    112,889
   Other current liabilities                                178,544    180,359
Total current liabilities                                   519,589    518,040

Long-term debt, less current maturities                      76,436     76,532
Deferred income taxes                                        59,171     59,546
Other liabilities                                           126,278    137,596
Total non-current and deferred liabilities                  261,885    273,674

Stockholders' equity:
  Common stock of $1 par value,
    Authorized 1,250,000 shares;
    issued and outstanding 1,231,306 and 1,236,758 shares     1,231      1,237
  Accumulated other comprehensive loss                     (116,565)  (114,786)
  Retained earnings                                       1,709,933  1,655,222
Total Seaboard stockholders' equity                       1,594,599  1,541,673
   Noncontrolling interests                                   3,292      3,746
Total equity                                              1,597,891  1,545,419

Total liabilities and stockholders' equity               $2,379,365 $2,337,133

    See accompanying notes to condensed consolidated financial statements.

                    SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                           (Thousands of dollars)
                                (Unaudited)

                                                           Three Months Ended
                                                           April 3,    April 4,
                                                             2010        2009

Cash flows from operating activities:
   Net earnings                                          $  62,663   $  16,146
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                        21,853      23,126
       Income from affiliates                               (4,888)     (3,894)
       Dividends received from affiliates                        -       1,937
       Other investment income, net                         (3,044)     (1,494)
       Foreign currency exchange gains                         (22)     (1,788)
       Deferred income taxes                                   478     (10,885)
       Gain from sale of fixed assets                         (497)       (234)
   Changes in current assets and liabilities:
       Receivables, net of allowance                       (47,592)     18,937
       Inventories                                          66,404      59,065
       Other current assets                                (23,145)     (8,161)
       Current liabilities, exclusive of debt                1,873     (38,212)
   Other, net                                                3,458       5,516
Net cash from operating activities                          77,541      60,059

Cash flows from investing activities:
   Purchase of short-term investments                     (187,625)    (77,507)
   Proceeds from the sale of short-term investments        142,788      86,542
   Proceeds from the maturity of short-term investments     11,150      17,805
   Investments in and advances to affiliates, net           (7,652)         59
   Capital expenditures                                    (16,342)    (15,659)
   Proceeds from the sale of fixed assets                      944         955
   Payment received for the potential sale of power barges       -      15,000
   Other, net                                                  201        (550)
Net cash from investing activities                         (56,536)     26,645

Cash flows from financing activities:
   Notes payable to banks, net                             (14,301)    (98,709)
   Principal payments of long-term debt                       (843)       (898)
   Repurchase of common stock                               (7,149)     (2,938)
   Dividends paid                                             (925)       (928)
   Other, net                                                   80          79
Net cash from financing activities                         (23,138)   (103,394)

Effect of exchange rate change on cash                        (109)     (1,945)

Net change in cash and cash equivalents                     (2,242)    (18,635)

Cash and cash equivalents at beginning of year              61,857      60,594

Cash and cash equivalents at end of period               $  59,615   $  41,959

     See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries ("Seaboard"). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard's investments in non-consolidated affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2009 as filed in its Annual Report on Form 10-K. Seaboard's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard's year-end is December 31.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year. As Seaboard conducts its commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, gross margin on non-consolidated affiliates cannot be clearly distinguished without making numerous assumptions primarily with respect to mark-to-market accounting for commodity derivatives.

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

Cash and Cash Equivalents

Net cash from operating activities was increased and net cash from investing activities was decreased from prior year presentation by $1,937,000 for 2009 to conform to the 2010 presentation of dividends received from affiliates.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 810-10 (formerly
Financial Accounting Standard No. 167 "Amendments to FASB Interpretation No. 46(R)"). This Topic amends Interpretation 46(R) and requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the most significant activities of a VIE and the obligation to absorb losses or the right to receive benefits from the VIE.

This Topic eliminates the quantitative approach previously required for determining the primary beneficiary of the VIE, which was based on determining which enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. This Topic also amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and requires certain additional disclosures about the VIE. Seaboard adopted this Topic as of January 1, 2010. The adoption of this Topic did not have a material impact on Seaboard's financial position or net earnings.

Note 2- Investments

Seaboard's short-term investments are treated as either available-for-sale securities or trading securities. All of Seaboard's available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard's current operating needs. Available-for-sale securities are recorded at their estimated fair market values with unrealized gains and losses reflected, net of tax, as a separate component of accumulated other comprehensive income. Trading securities are recorded at their estimated fair market values with unrealized gains and losses reflected in the statement of earnings.

As of April 3, 2010 and December 31, 2009, the available-for-sale investments primarily consisted of money market funds, fixed rate municipal notes and bonds, corporate bonds and U.S. Government agency securities. At April 3, 2010 and December 31, 2009, available-for-sale short-term investments included $21,757,000 and $14,710,000, respectively, held by a wholly-owned consolidated insurance captive to pay Seaboard's retention of accrued outstanding workers' compensation claims. At April 3, 2010 and December 31, 2009, amortized cost and estimated fair market value were not materially different for these investments.

As of April 3, 2010, the trading securities primarily consisted of high yield debt securities. Unrealized gains (losses) related to trading securities were $87,000 and ($196,000), for the three months ended April 3, 2010, and April 4, 2009, respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at April 3, 2010 and December 31, 2009.

                                            2010                2009

                                    Amortized     Fair   Amortized    Fair
(Thousands of dollars)                 Cost      Value      Cost     Value

Money market funds                   $128,024  $128,024  $153,699  $153,699

Fixed rate municipal notes and bonds  116,034   118,431   144,794   148,609

Corporate bonds                        94,969    95,797    34,663    35,449

Fixed income mutual funds              15,012    15,024         -         -

U.S. Government agency securities      13,974    13,930    15,907    16,272

U.S. Treasury securities               11,966    11,948         -         -

Variable rate demand notes             11,900    11,900     1,900     1,900

Asset backed debt securities           11,639    11,666     8,447     8,484

Other                                   3,860     3,865     3,060     3,069

Foreign government debt securities          -         -    10,300    10,210

Total available-for-sale short-term
 investments                          407,378   410,585   372,770   377,692

High yield trading debt securities     25,036    26,447    24,784    26,771

Other trading debt securities           3,643     3,850     2,669     2,888

Total available-for-sale and trading
 short-term Investments              $436,057  $440,882  $400,223  $407,351

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of April 3, 2010.

 (Thousands of dollars)                                    2010

Due within one year                                      $ 62,948
Due after one year through three years                    127,996
Due after three years                                      48,966
 Total fixed rate securities                             $239,910

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard's deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 - Inventories

The following is a summary of inventories at April 3, 2010 and December 31, 2009:

                                                          April 3, December 31,
(Thousands of dollars)                                      2010       2009

At lower of LIFO cost or market:
   Live hogs and materials                                 $181,543   $192,999
   Fresh pork and materials                                  23,937     22,398
                                                            205,480    215,397
   LIFO adjustment                                          (20,304)   (22,807)
        Total inventories at lower of LIFO cost or market   185,176    192,590

At lower of FIFO cost or market:
   Grains and oilseeds                                      136,283    174,508
   Sugar produced and in process                             30,426     47,429
   Other                                                     45,503     46,804
        Total inventories at lower of FIFO cost or market   212,212    268,741

Grain, flour and feed at lower of weighted average cost
  or market                                                  31,504     37,256
         Total inventories                                 $428,892   $498,587

As of April 3, 2010, Seaboard had $5,110,000 recorded in grain inventories related to its commodity trading business that are committed to various customers in foreign countries for which customer contract performance is a heightened concern. If Seaboard is unable to collect amounts from these customers as currently estimated or Seaboard is forced to find other customers for a portion of this inventory, it is possible that Seaboard could incur a material write-down in the value of this inventory if Seaboard is not successful in selling at the current carrying value. For similar inventories that existed prior to December 31, 2009, Seaboard incurred a write-down in the first quarter of 2009 in the amount of $8,801,000 (with no tax benefit recognized), or $7.10 per share.

Note 4 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. There have not been any material changes in unrecognized income tax benefits since December 31, 2009. Interest related to unrecognized tax benefits and penalties was not material for the three months ended April 3, 2010.

Note 5 -Derivatives and Fair Value of Financial Instruments

U.S. GAAP discusses valuation techniques, such as the market approach (prices and other relevant information generated by market conditions involving identical or comparable assets or liabilities), the income approach (techniques to convert future amounts to single present amounts based on market expectations including present value techniques and option-pricing), and the cost approach (amount that would be required to replace the service capacity of an asset which is often referred to as replacement cost). U.S. GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of April 3, 2010 and also the level within the fair value hierarchy used to measure each category of assets. Seaboard uses the end of the reporting period to determine if there were any transfers between levels. There were no transfers between levels that occurred in the first quarter of 2010. The trading securities classified as other current assets below are assets held for Seaboard's deferred compensation plans.

                                            Balance
                                            April 3,
(Thousands of dollars)                       2010    Level 1   Level 2  Level 3

  Assets:
Available-for-sale securities - short-term
 investments:
  Money market funds                       $128,024  $128,024  $      -   $   -
  Fixed rate municipal notes and bonds      118,431         -   118,431       -
  Corporate bonds                            95,797         -    95,797       -
  Fixed income mutual funds                  15,024    15,024         -       -
  U.S. Government agency securities          13,930         -    13,930       -
  U.S. Treasury securities                   11,948         -    11,948       -
  Variable rate demand notes                 11,900         -    11,900       -
  Asset backed debt securities               11,666         -    11,666       -
  Other                                       3,865         -     3,865       -
Trading securities - short-term investments:
  High yield debt securities                 26,447         -    26,447       -
  Other debt securities                       3,850         -     3,850       -
Trading securities - other current assets:
  Domestic equity securities                 12,110    12,110         -       -
  Foreign equity securities                   7,457     3,618     3,839       -
  Money market funds                          3,132     3,132         -       -
  U.S. Government agency securities           2,628         -     2,628       -
  Fixed income mutual funds                   2,604     2,604         -       -
  U.S. Treasury securities                    2,045         -     2,045       -
  Other                                         154       142        12       -
Derivatives:
  Commodities                                 4,844     4,844         -       -
  Foreign currencies                            287         -       287       -
  Total Assets                             $476,143  $169,498  $306,645   $   -
  Liabilities:
Derivatives:
  Commodities                                 4,735     4,735         -       -
  Foreign currencies                          3,935         -     3,935       -
  Total Liabilities                        $  8,670  $  4,735  $  3,935   $   -

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. The amortized cost and estimated fair values of investments and long-term debt at April 3, 2010 and December 31, 2009 are presented below.

                                                  2010              2009
                                           Amortized   Fair  Amortized   Fair
(Thousands of dollars)                        Cost    Value     Cost    Value

Short-term investments, available-for-sale $407,378 $410,585 $372,770 $377,692 Short-term investments, trading debt
 securities                                   28,679   30,297   27,453   29,659
Long-term debt                                78,096   80,868   78,869   82,415

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. The nature of Seaboard's market risk exposure has not changed materially since December 31, 2009.

Commodity Instruments

Seaboard uses various grain, meal, hog, pork bellies and energy resource related futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At April 3, 2010,
Seaboard had open net derivative contracts to purchase 1,441,000 bushels of grain and 103,500 tons of soybean meal and to sell 1,848,000 gallons of heating oil, and 59,600,000 pounds of hogs. At December 31, 2009, Seaboard had open net derivative contracts to sell 13,955,000 bushels of grain, 1,344,000 gallons of heating oil, 87,900 tons of soybean meal and to purchase 2,720,000 pounds of hogs. From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements. Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings. Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. These foreign exchange agreements are recorded at fair value with changes in value marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings as management believes they are primarily related to the underlying commodity transaction, with the exception of the Japanese Yen foreign exchange agreement that was terminated in the fourth quarter of 2009. The change in value of the Japanese Yen foreign exchange agreement was marked to market as a component of foreign currency gain (loss) on the Condensed Consolidated Statements of Earnings. Since these agreements are not accounted for as hedges, fluctuations in the related currency exchange rates could have a material impact on earnings in any given period.

At April 3, 2010, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $197,955,000 primarily related to the South African Rand and the Euro.

At   December  31,  2009,  Seaboard  had  trading  foreign  exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $193,379,000 primarily related to the South African Rand and the Euro.

Interest Rate Exchange Agreements

In December 2008 and again in March 2009, Seaboard entered into ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt. Seaboard agreed to pay a fixed rate and receive a variable rate of interest on two notional amounts of $25,000,000 each. In June 2009, Seaboard terminated both interest rate exchange agreements with a total notional value of $50,000,000. Seaboard received payments in the amount of $3,981,000 to unwind these agreements. Since these interest rate exchange agreements were not accounted for as hedges, the change in value related to these agreements were recorded in Miscellaneous, net in the Condensed Consolidated Statements of Earnings. As of April 3, 2010, there were no such agreements outstanding. However, in May 2010, Seaboard entered into two ten-year interest rate exchange agreements with notional amounts of $25,000,000 each to mitigate the effects of fluctuations in interest rates, each with similar terms to agreements discussed above.

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements. The maximum amount of loss due to the credit risk of the counterparties for these agreements, should the counterparties fail to perform according to the terms of the contracts, was $287,000 as of April 3, 2010. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statement of Earnings for the three months ended April 3, 2010 and April 4, 2009.


(Thousands of dollars)
                                                  April 3, 2010            April 4, 2009
                  Location of Gain or (Loss) Amount of Gain or (Loss) Amount of Gain or (Loss)
                     Recognized in Income     Recognized in Income      Recognized in Income
Commodities            Cost of sales                $16,068                  $  3,641
Foreign currencies     Cost of sales                 (4,294)                    1,828
Foreign currencies     Foreign currency                 (25)                   (5,732)
Interest rate          Miscellaneous, net                 -                     2,479


The following table provides the fair value of each type of derivative held as of April 3, 2010 and December 31, 2009 and where each derivative is included on the Condensed Consolidated Balance Sheets.


(Thousands  of  dollars)          Asset  Derivatives                       Liability Derivatives
                           Balance            Fair Value         Balance                       Fair Value
                            Sheet       April  3, December 31,    Sheet                   April 3, December 31,
                          Location         2010      2009        Location                   2010       2009
Commodities         Other current assets  $4,844    $4,610     Other current liabilities   $4,735     $2,288
Foreign currencies  Other current assets     287       430     Other current liabilities    3,935      5,943


Note 6 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. Effective January 1, 2010, Seaboard split a portion of employees from the Plan into a new defined benefit pension. However, the split did not change the employees' benefit and thus pension expense should not be materially impacted. Management anticipates making a deductible contribution to the Plan currently estimated to be between $8,000,000 and $15,000,000 for the 2009 and 2010 plan years during the second or third quarter of 2010. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost of these plans was as follows:

                                                   Three Months Ended
                                                 April 3,       April 4,
(Thousands of dollars)                             2010           2009

Components of net periodic benefit cost:
 Service cost                                   $  1,611       $  1,486
 Interest cost                                     2,162          2,024
 Expected return on plan assets                   (1,534)        (1,060)
 Amortization and other                            1,003          1,206
 Net periodic benefit cost                      $  3,242       $  3,656

Note 7 - Commitments and Contingencies

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of April 3, 2010, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,354,000.

Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of April 3, 2010, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $42,720,000 and $4,609,000, respectively. Included in these amounts are LCs totaling $26,385,000, which support the Industrial Development Revenue Bonds included as long-term debt and $17,802,000 of LCs related to insurance coverages.

Note  8  -  Stockholders' Equity and Accumulated Other Comprehensive
Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                                       Three Months Ended
                                                      April 3,      April 4,
(Thousands of dollars)                                  2010          2009

Net earnings                                          $62,663     $  16,146
Other comprehensive income
 net of applicable taxes:
  Foreign currency translation adjustment              (1,392)       (5,866)
  Unrealized gain on investments                       (1,100)          921
  Unrecognized pension cost                               713           836

Total comprehensive income                            $60,884     $  12,037

The components of and changes in accumulated other comprehensive loss for the three months ended April 3, 2010 are as follows:


                                          Balance                   Balance
                                        December 31,   Period       April 3,
(Thousands of dollars)                      2009       Change         2010

Foreign currency translation adjustment  $(77,576)    $(1,392)    $ (78,968)
Unrealized gain on investments              2,579      (1,100)        1,479
Unrecognized pension cost                 (39,789)        713       (39,076)

Accumulated other comprehensive loss    $(114,786)    $(1,779)    $(116,565)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At April 3, 2010, the Sugar segment had $163,108,000 in net assets denominated in Argentine pesos and $31,514,000 in net liabilities denominated in U.S. dollars.

With the exception of the foreign currency translation adjustment to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $12,495,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On November 6, 2009, the Board of Directors authorized Seaboard to repurchase from time to time prior to October 31, 2011 up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price. Such purchases may be made by Seaboard or Seaboard may from time to time enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. The stock repurchase will be funded by cash on hand. Shares repurchased will be retired and shall resume the status of authorized and unissued shares. Any stock repurchases will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares to be repurchased at any given time may depend on market conditions, Securities and Exchange Commission regulations and other factors. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard's discretion. For the three months ended April 3, 2010, Seaboard repurchased 5,452 shares of common stock at a cost of $7,149,000.

Note 9 - Segment Information

During the first half of 2008, Seaboard started operations at its newly constructed biodiesel plant. The ongoing profitability of this plant is primarily based on future sales prices, the price of alternative inputs, enforcement of government usage mandates and reinstituting federal tax credits, which expired at the end of 2009. Management believes the federal tax credits will be renewed retroactive to January 1, 2010, during 2010. Several tax credits were allowed to expire at the end of 2009 and certain members of the U.S. Congress have indicated these will be specifically reviewed during 2010. As of December 31, 2009, Seaboard performed an impairment evaluation of this plant and determined there was no impairment based on management's current assumptions of future production volumes, sales prices, cost inputs and the probabilities of the combination of federal usage mandates and tax credits being renewed. However, if the federal tax credits are not renewed as discussed above, and future market conditions do not produce projected sales prices or expected cost inputs or there is a material change in the enforcement of government usage mandates or other available tax credits, there is a possibility that some amount of the recorded value of this processing plant could be deemed impaired during some future period including 2010, which may result in a charge to earnings. The recorded value of these assets as of April 3, 2010 was $42,494,000.

Prior to the first quarter of 2009, the Sugar segment was named Sugar and Citrus reflecting the citrus and related juice operations of this business. During the first quarter of 2009, management reviewed its strategic options for the citrus business in light of a continually difficult operating environment. In March 2009, management decided not to process, package or market the 2009 harvest for the citrus and related juice operations. As a result, during the first quarter of 2009, a charge to earnings of $2,803,000 was recorded primarily to write-down the value of related citrus and juice inventories to net realizable value, considering such remaining inventory will not be marketed similar to prior years but instead liquidated. In the second quarter of 2009, management decided to integrate and transform the land previously used for citrus production into sugar cane production and thus incurred an additional charge to earnings of approximately $2,497,000 during the second quarter of 2009 in connection with this change in business. The remaining fixed assets from the citrus operations, primarily buildings and equipment, have either been sold under long-term agreements or integrated into the sugar business. However, since such sale agreements are long-term and collection of the sales price is not reasonably assured, the sale is being recognized under the cost recovery method and thus the gain on sale, which is not material, will not be recognized until proceeds collected exceed the net book value of the assets sold.

The Power segment sells approximately 34% of its power generation to a government-owned distribution company under a short-term contract for which Seaboard bears a concentrated credit risk as this customer, from time to time, has significant past due balances. This contract expired at the end of March 2010 but was renewed in May 2010 for one year, subject to early cancellation by either party.

On March 2, 2009, an agreement became effective under which Seaboard will sell its two power barges in the Dominican Republic for $70,000,000. The agreement calls for the sale to occur on or around January 1, 2011. During March 2009, $15,000,000 was paid to Seaboard (recorded as deferred revenue in current liabilities as of April 3, 2010) and the $55,000,000 balance of the purchase price was paid into escrow and will be paid to Seaboard at the closing of the sale. The net book value of the two barges was $20,090,000 as of April 3, 2010 and is classified as held for sale in other current assets. Accordingly, Seaboard ceased depreciation on the two barges as of January 1, 2010 but will continue to operate these two barges until a few weeks prior to the closing date of the sale. Seaboard will be responsible for the wind down and decommissioning costs of the barges. Completion of the sale is dependent upon several issues, including meeting certain baseline performance and emission tests. Failure to satisfy or cure any deficiencies could result in the agreement being terminated and the sale abandoned. Seaboard could be responsible to pay liquidated damages of up to approximately $15,000,000 should it fail to perform its obligations under the agreement, after expiration of applicable cure and grace periods. Seaboard will retain all other physical properties of this business and is considering options to continue its power business in the Dominican Republic after the sale of these assets is completed.

The following tables set forth specific financial information about each segment as reviewed by Seaboard's management. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income, along with income or losses from affiliates for the Commodity Trading and Milling segment, is used as the measure of evaluating segment performance because management does not consider interest, other investment income and income tax expense on a segment basis.


Sales to External Customers:
                                               Three Months Ended
                                                April 3,   April 4,
(Thousands of dollars)                           2010       2009

Pork                                         $  317,906   $262,757
Commodity Trading and Milling                   408,103    380,877
Marine                                          203,423    206,947
Sugar                                            53,822     42,007
Power                                            32,969     21,172
All Other                                         4,053      3,808
   Segment/Consolidated Totals               $1,020,276   $917,568


Operating Income (Loss):
                                               Three Months Ended
                                                April 3,   April 4,
(Thousands of dollars)                           2010       2009

Pork                                         $   26,408   $(17,077)
Commodity Trading and Milling                    22,634     13,101
Marine                                            8,266     19,739
Sugar                                            11,277      2,298
Power                                             4,028      1,352
All Other                                           412        273
   Segment Totals                                73,025     19,686
Corporate Items                                  (5,559)    (3,644)
   Consolidated Totals                       $   67,466   $ 16,042


Income from Affiliates:
                                               Three Months Ended
                                                April 3,   April 4,
(Thousands of dollars)                           2010       2009

Commodity Trading and Milling                $    4,817   $  3,703
Sugar                                                71        191
   Segment/Consolidated Totals               $    4,888   $  3,894


Total Assets:
                                                April 3,    December 31,
(Thousands of dollars)                           2010          2009

Pork                                         $  767,397      $  774,718
Commodity Trading and Milling                   552,576         521,618
Marine                                          252,422         236,382
Sugar                                           196,573         205,155
Power                                            61,193          75,348
All Other                                         9,600           8,988
   Segment Totals                             1,839,761       1,822,209
Corporate Items                                 539,604         514,924
   Consolidated Totals                       $2,379,365      $2,337,133

Investments in and Advances to Affiliates:

                                                April 3,    December 31,
(Thousands of dollars)                           2010          2009

Commodity Trading and Milling                $   93,541      $   79,883
Sugar                                             2,390           2,349
   Segment/Consolidated Totals               $   95,931      $   82,232

Administrative services provided by the corporate office allocated to the individual segments represent corporate services rendered to and costs incurred for each specific segment with no allocation to individual segments of general corporate management oversight costs. Corporate assets include short-term investments, other current assets related to deferred compensation plans, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments.


       _______________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of April 3, 2010 increased $31.3 million to $500.5 million from December 31, 2009. The increase was the result of cash generated by operating activities of $77.5 million. During this same time, cash was primarily used for capital expenditures of $16.3 million and to reduce notes payable by $14.3 million. Cash from operating activities increased $17.5 million for the three months ended April 3, 2010 compared to the same period in 2009, primarily as a result of higher net earnings for the three months ended April 3, 2010 compared to the same period in 2009.

Acquisitions, Capital Expenditures and Other Investing Activities

During the three months ended April 3, 2010, Seaboard invested $16.3 million in property, plant and equipment, of which $1.0 million was expended in the Pork segment, $10.0 million in the Marine segment and $4.7 million in the Sugar segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment. In the Sugar segment, the capital expenditures were primarily for the continued development of the cogeneration plant with the remaining amount for normal upgrades to existing operations. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2010 management has budgeted capital expenditures totaling $67.9 million. The Pork segment plans to spend $14.1 million for improvements to existing facilities and related equipment. The Marine segment has budgeted $24.8 million primarily for the purchase of additional cargo carrying and handling equipment and port development projects. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and dry bulk vessels for the Commodity Trading and Milling segment during 2010. The Sugar segment plans to spend a total of $19.2 million consisting of $8.1 million for the continued development of a 40 megawatt cogeneration plant, with the remaining amount for normal upgrades to existing operations. The cogeneration plant is expected to be operational by the second half of 2010. The balance of $9.8 million is planned to be spent in all other businesses. Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

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

In late March 2010, Seaboard acquired a 50% non-controlling interest in an international commodity trading business located in North Carolina for approximately $7.7 million. There was an initial payment of $6.0 million made in March 2010 with the remaining $1.7 million recorded as a holdback payable over the next year upon verification of the balance sheet as of the date of closing and collection of certain receivables outstanding. This investment is accounted for using the equity method.

Financing Activities and Debt

As of April 3, 2010, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $163.4 million. As of April 3, 2010, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $19.5 million. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed and uncommitted credit lines by $42.7 million and $4.6 million, respectively, primarily representing $26.4 million for Seaboard's outstanding Industrial Development Revenue Bonds and $17.8 million related to insurance coverage. Also included in notes payable as of April 3, 2010 was a term note of $47.5 million denominated in U.S. dollars.

Seaboard's remaining 2010 scheduled long-term debt maturities total $1.6 million. As of April 3, 2010, Seaboard has cash and short-term investments of $500.5 million with total net working capital of $961.1 million. Accordingly, management believes Seaboard's combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2010. Management does, however, periodically review various alternatives for future financing to provide additional liquidity for future operating plans. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity, and other financing alternatives.

On November 6, 2009, the Board of Directors authorized up to $100.0 million for a new share repurchase program. For the three months ended April 3, 2010, Seaboard used cash to repurchase 5,452 shares of common stock at a total price of $7.1 million. See Note 8 to the Condensed Consolidated Financial Statements for further discussion.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales increased to $1,020.3 million for the first quarter of 2010 compared to $917.6 million for the first quarter of 2009. The increase primarily reflected an increase in sale prices for pork products and increased commodities trading volumes.

Operating income increased to $67.5 million in the first quarter of 2010, compared to $16.0 million in the first quarter of 2009, which primarily reflected higher Pork segment margins and, to a lesser extent, increased margins for the Sugar segment and a $5.1 million fluctuation of marking to market Commodity Trading and Milling segment derivative contracts as discussed below.

Pork Segment
                                                  Three Months Ended
                                                   April 3, April 4,
(Dollars in millions)                               2010     2009

Net sales                                          $ 317.9  $ 262.8
Operating income (loss)                            $  26.4  $ (17.1)

Net sales for the Pork segment increased $55.1 million in the first quarter of 2010 compared to the first quarter of 2009. The increase primarily represented an increase in overall sales prices for pork products, and, to a lesser extent, higher volumes of biodiesel.

Operating income for the Pork segment increased $43.5 million for the first quarter of 2010 compared to the first quarter of 2009. The increase was primarily related to higher sales prices and lower feed costs. Management is unable to predict future market prices for pork products or the cost of feed and hogs purchased from third parties. However, management anticipates positive operating income for the remainder of 2010.

In addition, as discussed in Note 9 to the Condensed Consolidated Financial Statements, there is a possibility that some amount of the biodiesel plant could be deemed impaired during some future period including fiscal 2010, which may result in a charge to earnings if current projections are not met.

Commodity Trading and Milling Segment
                                                     Three Months Ended
                                                      April 3,  April 4,
(Dollars in millions)                                  2010      2009

Net sales                                             $ 408.1   $ 380.9
Operating income as reported                          $  22.6   $  13.1
 Less mark-to-market adjustments                         (8.7)     (3.6)
Operating income excluding mark-to-market adjustments $  13.9   $   9.5
Income from affiliates                                $   4.8   $   3.7

Net sales for the Commodity Trading and Milling segment increased $27.2 million for the first quarter of 2010 compared to the first quarter of 2009. The increase is primarily the result of increased volumes of commodities sold, principally wheat. Partially offsetting the increase were price decreases for commodities sold by the commodity trading business to third parties, especially for wheat and corn, and to a lesser extent, lower milling sales in Zambia.

Operating income for this segment increased $9.5 million for the first quarter of 2010 compared to the first quarter of 2009. The increase reflects the $5.1 million fluctuation of marking to market the derivative contracts as discussed below and write-downs of $8.8 million in the first quarter of 2009 for certain grain inventories for customer contract performance issues and related lower of cost or market adjustments, as discussed further in Note 3 to the Condensed Consolidated Financial Statements. Partially offsetting the increase were lower margins on soybean meal sales.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results. However, management anticipates positive operating income for the remainder of 2010, excluding the potential effects of marking to market derivative contracts. In addition, see
Note 3 to the Condensed Consolidated Financial Statements for discussion regarding certain grain inventories.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income would have been lower by $8.7 million and $3.6 million, respectively, for the first quarter of 2010 and 2009. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized and thus, these mark-to-market adjustments could reverse in fiscal 2010. Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates in the first quarter of 2010 increased by $1.1 million compared to the first quarter of 2009. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment
                                                  Three Months Ended
                                                  April 3,   April 4,
(Dollars in millions)                              2010       2009

Net sales                                         $ 203.4    $ 206.9
Operating income                                  $   8.3    $  19.7

Net sales for the Marine segment decreased $3.5 million for the first quarter of 2010 compared to the first quarter of 2009. The decrease was primarily the result of overall lower rates in 2010 as rates in the first quarter of 2009 had just started to decline from the impacts of the slow economic conditions and continued to decline for most of 2009. The rate decrease was partially offset by higher cargo volumes in certain markets served for the first quarter of 2010 as certain economic activity began to increase.

Operating income for the Marine segment decreased $11.4 million for the first quarter of 2010 compared to the first quarter of 2009. The decrease was primarily the result of lower cargo rates, as discussed above, and higher fuel costs for vessels and increased trucking costs on a per unit shipped basis. Partially offsetting the decrease were cost decreases for charterhire and certain terminal costs on a per unit shipped basis. Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will continue to affect net sales or operating income during the remainder of 2010. However, management anticipates this segment will be profitable for the remainder of 2010.

Sugar Segment
                                                  Three Months Ended
                                                  April 3,   April 4,
(Dollars in millions)                              2010       2009

Net sales                                         $  53.8    $  42.0
Operating income                                  $  11.3    $   2.3
Income from affiliates                            $   0.1    $   0.2

Net sales for the Sugar segment increased $11.8 million for the first quarter of 2010 compared to the first quarter of 2009. The increase for the quarter primarily reflects increased sugar prices and increases in both price and volume for alcohol sales. During the first quarter of 2010, Seaboard began sales of dehydrated alcohol to certain local oil companies under the national bio-ethanol program which requires alcohol to be blended with gasoline. As a result, Seaboard anticipates higher sales for 2010 compared to 2009. However, Argentine governmental authorities continue to attempt to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict sugar prices for the remainder of 2010.

Operating income increased $9.0 million for the first quarter of 2010 compared to the first quarter of 2009. The increase is primarily a result of higher margins from the increase in alcohol sales and sugar prices discussed above. In addition, the first quarter of 2009 included a $2.8 million charge to earnings related to the write-down of citrus inventories and related costs as discussed in Note 9 to the Condensed Consolidated Financial Statements which did not occur in 2010. Management expects this segment to be profitable for the remainder of 2010 although not at the same level as the first quarter.

Power Segment
                                                  Three Months Ended
                                                  April 3,   April 4,
(Dollars in millions)                              2010       2009

Net sales                                         $  33.0    $  21.2
Operating income                                  $   4.0    $   1.4

Net sales for the Power segment increased $11.8 million for the first quarter of 2010 compared to the first quarter of 2009 primarily reflecting higher rates. The higher rates were attributable primarily to higher fuel costs, a component of pricing. Operating income increased $2.6 million for the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of higher rates being in excess of higher fuel costs. There were no depreciation charges in 2010 related to the assets classified as held for sale although this was principally offset by increases in other production costs. See Note 9 to the Condensed Consolidated Financial Statements for the potential future sale of certain assets of this business. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs, although management anticipates this segment will remain profitable for the remainder of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $1.1 million for the three month period of 2010 compared to the same period in 2009. The increase is primarily due to increased personnel costs related to Seaboard's deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in other investment income discussed below). As a percentage of revenues, SG&A decreased to 4.8% in the first quarter of 2010 compared to 5.2% for the first quarter of 2009 as a result of increased sales primarily in the Pork and Commodity Trading and Milling segments.

Interest Expense

Interest expense decreased $1.5 million for the three month period of 2010 compared to the same period in 2009. The decrease is primarily the result of lower average level of both short and long-term borrowings.

Foreign Currency Gains (Losses)

The fluctuations in foreign currency gains (losses), net in the first quarter of 2010 compared to the first quarter of 2009 primarily reflects foreign currency losses in the first quarter of 2009 in the Commodity Trading and Milling segment related to transactions denominated in various African currencies and the Euro.

Other Investment Income

Other investment income increased $1.6 million for the three month period of 2010 compared to the same period in 2009. The increase primarily reflected gains of $1.2 million in the mark-to-market value of Seaboard's investments related to the deferred compensation programs in the first quarter of 2010 compared to losses of $0.6 million for the same period in 2009.

Miscellaneous, Net

The decrease in miscellaneous, net income for the three month period of 2010 compared to the same period in 2009 primarily reflected a gain of $2.5 million on interest rate exchange agreements for the three month period of 2009.

OTHER FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchase and sale contracts and forward purchases. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates. From time to time, Seaboard may also enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2009. See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of April 3, 2010. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended April 3,
2010 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard's purchase of its common stock during the quarter.

                  Issuer Purchases of Equity Securities



                                                                  Approximate
                                                    Total         Dollar
                                                    Number        Value of
                                                    of Shares     Shares
                                                    Purchased     that May
                                                    as Part       Yet Be
                               Total      Average   of Publicly   Purchased
                               Number of  Price     Announced     Under the
                               Shares     Paid per  Plans         Plans or
Period                         Purchased  Share     or Programs   Programs

January 1 to January 31, 2010     406    1,263.07       406       99,487,192
February 1 to February 28, 2010 2,580    1,280.04     2,580       96,184,699
March 1 to April 3, 2010        2,466    1,352.00     2,466       92,850,677
Total                           5,452    1,311.32     5,452       92,850,677

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $100 million market value of Seaboard common stock announced on November 6, 2009. An expiration date of October 31, 2011 has been specified for this authorization. All purchases were made through open-market purchases and all the repurchased shares have been retired.

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends," or similar expressions. In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:
(i)  Seaboard's ability to obtain adequate financing and  liquidity,
(ii)  the price of feed stocks and other materials used by Seaboard,
(iii) the sales price or market conditions for pork, grains, sugar and other products and services, (iv) statements concerning management's expectations of recorded tax effects under certain circumstances, (v) the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling segment, (vi) the charter hire rates and fuel prices for vessels, (vii) the stability of the Dominican Republic's economy, fuel costs and related spot market prices and collection of receivables in the Dominican Republic,
(viii) the ability of Seaboard to sell certain grain inventories in foreign countries at current cost basis and the related contract performance by customers, (ix) the effect of the fluctuation in foreign currency exchange rates, (x) statements concerning profitability or sales volume of any of Seaboard's segments, (xi) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements, acquisitions and dispositions, (xii) the anticipated renewal of federal tax credits for biodiesel or
(xiii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

                           Date:  May 10, 2010


                           by:    /s/ John A. Virgo
                                  John A. Virgo, Vice President,
                                  Corporate Controller
                                  and Chief Accounting Officer
                                  (principal accounting officer)

                           Date:  May 10, 2010