Form 10-Q
period 2010-07-03
SEABOARD CORP /DE/
filed 2010-08-10
CIK 88121

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 3, 2010

                                 OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from_________________ to ____________________

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant
  was required to submit and post such files).  Yes     No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [   ]               Accelerated filer [ X ]
  Non-accelerated filer   [   ] (Do not check if a smaller reporting company)
                                              Smaller reporting company [   ]

     Indicate by check mark whether the registrant is a shell company
  (as defined in Rule 12b-2 of the Exchange Act).  Yes   .   No X .

There were 1,218,635 shares of common stock, $1.00 par value per share, outstanding on July 30, 2010.

                                  Total pages in filing - 22 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                (Thousands of dollars except per share amounts)
                                   (Unaudited)

                                      Three Months Ended     Six Months Ended
                                      July 3,    July 4,    July 3,    July 4,
                                       2010       2009       2010       2009
Net sales:
   Products (includes sales to     $  781,538 $  661,784 $1,554,125 $1,343,297
    foreign affiliates of $117,391
    $119,984, $243,221 and $260,900,
    respectively)
   Services                           235,910    183,822    450,630    398,705
   Other                               31,015     24,224     63,984     45,396
Total net sales                     1,048,463    869,830  2,068,739  1,787,398

Cost of sales and operating expenses:
   Products                           673,206    630,373  1,364,362  1,291,742
   Services                           202,530    166,719    388,258    341,067
   Other                               25,662     21,529     53,038     39,906
Total cost of sales and operating
 expenses                             901,398    818,621  1,805,658  1,672,715

Gross income                          147,065     51,209    263,081    114,683

Selling, general and administrative
 expenses                              45,818     48,440     94,368     95,872

Operating income                      101,247      2,769    168,713     18,811

Other income (expense):
   Interest expense                    (1,600)    (3,243)    (3,916)    (7,099)
   Interest income                      3,862      4,818      7,318      8,144
   Income from affiliates               6,536      3,698     11,424      7,592
   Foreign currency gain (loss), net   (2,967)     3,128     (2,929)      (805)
   Other investment income (loss), net (2,159)     5,885        885      7,379
   Miscellaneous, net                  (2,830)     3,080     (2,636)     6,194
Total other income, net                   842     17,366     10,146     21,405

Earnings before income taxes          102,089     20,135    178,859     40,216

Income tax benefit (expense)          (24,732)     6,425    (38,839)     2,490

Net earnings                       $   77,357 $   26,560 $  140,020 $   42,706

   Less: Net losses attributable to
    noncontrolling interests              247        359        362        186

Net earnings attributable to
 Seaboard                          $   77,604 $   26,919 $  140,382 $   42,892

Earnings per common share          $    63.21 $    21.76 $   114.02 $    34.64

Dividends declared per common
 share                             $     0.75 $     0.75 $     1.50 $     1.50

Average number of shares
 outstanding                        1,227,628  1,237,010  1,231,207  1,238,126

     See accompanying notes to condensed consolidated financial statements.

                      SEABOARD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                              (Thousands of dollars)
                                    (Unaudited)

                                                          July 3,  December 31,
                                                           2010        2009
                         Assets

Current assets:
   Cash and cash equivalents                           $   54,143   $   61,857
   Short-term investments                                 546,134      407,351
   Receivables, net of allowance                          299,386      270,647
   Inventories                                            464,648      498,587
   Deferred income taxes                                   12,376       10,490
   Deferred costs                                          74,762       95,788
   Other current assets                                   106,394       80,582
Total current assets                                    1,557,843    1,425,302

Investments in and advances to affiliates                 102,244       82,232
Net property, plant and equipment                         680,112      691,343
Goodwill                                                   40,628       40,628
Intangible assets, net                                     19,871       20,676
Other assets                                               63,892       76,952
Total assets                                           $2,464,590   $2,337,133

          Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                              $   64,370   $   81,262
   Current maturities of long-term debt                     1,670        2,337
   Accounts payable                                       100,063      141,193
   Deferred revenue                                       162,245      112,889
   Other current liabilities                              201,531      180,359
Total current liabilities                                 529,879      518,040

Long-term debt, less current maturities                    76,337       76,532
Deferred income taxes                                      63,908       59,546
Other liabilities                                         130,111      137,596
Total non-current and deferred liabilities                270,356      273,674

Stockholders' equity:
 Common stock of $1 par value, Authorized
  1,250,000 shares;
  issued and outstanding 1,224,626 and
  1,236,758 shares                                          1,225        1,237
 Accumulated other comprehensive loss                    (117,044)    (114,786)
 Retained earnings                                      1,777,139    1,655,222
Total Seaboard stockholders' equity                     1,661,320    1,541,673

   Noncontrolling interests                                 3,035        3,746

Total equity                                            1,664,355    1,545,419

Total liabilities and stockholders' equity             $2,464,590   $2,337,133

   See accompanying notes to condensed consolidated financial statements.

                    SEABOARD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                           (Thousands of dollars)
                                (Unaudited)

                                                            Six Months Ended
                                                          July 3,       July 4,
                                                           2010          2009

Cash flows from operating activities:

   Net earnings                                        $ 140,020     $  42,706
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                      43,938        46,223
       Income from affiliates                            (11,424)       (7,592)
       Dividends received from affiliates                  1,390         1,937
       Other investment income, net                         (885)       (7,379)
       Foreign currency exchange (gain) loss                (102)        1,789
       Deferred income taxes                               4,104       (12,932)
       Loss (gain) from sale of fixed assets              (1,317)          834
   Changes in current assets and liabilities:
        Receivables, net of allowance                    (27,713)       54,352
        Inventories                                       29,578        31,038
        Other current assets                              13,467       (52,251)
        Current liabilities, exclusive of debt            15,186        60,454
   Other, net                                              2,754        11,223
Net cash from operating activities                       208,996       170,402

Cash flows from investing activities:
   Purchase of short-term investments                   (409,700)     (218,683)
   Proceeds from the sale of short-term investments      230,995       154,101
   Proceeds from the maturity of short-term investments   39,997        35,196
   Investments in and advances to affiliates, net         (8,062)           79
   Capital expenditures                                  (39,048)      (28,456)
   Proceeds from the sale of fixed assets                  3,017         1,769
   Payment received for the potential sale of power
    barges                                                     -        15,000
   Other, net                                              1,624          (589)
Net cash from investing activities                      (181,177)      (41,583)

Cash flows from financing activities:
   Notes payable to banks, net                           (16,894)     (100,400)
   Principal payments of long-term debt                     (928)         (989)
   Repurchase of common stock                            (16,635)       (3,370)
   Dividends paid                                         (1,844)       (1,855)
   Other, net                                                159           159
Net cash from financing activities                       (36,142)     (106,455)

Effect of exchange rate change on cash                       609        (2,766)

Net change in cash and cash equivalents                   (7,714)       19,598

Cash and cash equivalents at beginning of year            61,857        60,594

Cash and cash equivalents at end of period             $  54,143     $  80,192

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Net cash from operating activities was increased and net cash from investing activities was decreased from prior year presentation by $1,937,000 for the first six months of 2009 to conform to the 2010 presentation of dividends received from affiliates.

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

As of July 3, 2010 and December 31, 2009, the available-for-sale investments primarily consisted of money market funds, fixed rate municipal notes and bonds, corporate bonds, fixed income mutual funds and U.S. Government agency securities. At July 3, 2010, money market funds include $53,525,000 denominated in

Euros. At July 3, 2010 and December 31, 2009, available-for-sale short-term investments included $26,448,000 and $14,710,000, respectively, held by a wholly-owned consolidated insurance captive to pay Seaboard's retention of accrued outstanding workers' compensation claims. At July 3, 2010 and December 31, 2009, amortized cost and estimated fair market value were not materially
different   for   these investments.

As of July 3, 2010, the trading securities primarily consisted of high yield debt securities. Unrealized gains (losses) related to trading securities for the three and six months ended July 3, 2010 were $(490,000) and $928,000, respectively, and $794,000 and
$578,000  for  the  three  and  six  months  ended  July  4,   2009,
respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at July 3, 2010 and December 31, 2009.

                                              2010                  2009
                                     Amortized      Fair   Amortized      Fair
(Thousands of dollars)                  Cost       Value      Cost       Value

Money market funds                    $169,629   $169,629   $153,699   $153,699
Fixed rate municipal notes and bonds   112,044    114,285    144,794    148,609
Corporate bonds                        101,636    102,817     34,663     35,449
Fixed income mutual funds               60,090     59,990          -          -
U.S. Government agency securities       25,043     25,290     15,907     16,272
Variable rate demand notes              18,600     18,600      1,900      1,900
Asset backed debt securities            11,631     11,593      8,447      8,484
U.S. Treasury securities                 9,229      9,358          -          -
Other                                    3,860      3,834      3,060      3,069
Foreign government debt securities           -          -     10,300     10,210
Total available-for-sale short-term
 investments                           511,762    515,396    372,770    377,692

High yield trading debt securities      26,212     27,043     24,784     26,771
Other trading debt securities            3,598      3,695      2,669      2,888
Total available-for-sale and trading
 short-term Investments               $541,572   $546,134   $400,223   $407,351

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of July 3, 2010.

 (Thousands of dollars)                                     2010

Due within one year                                      $122,030
Due after one year through three years                    135,969
Due after three years                                      53,569
 Total fixed rate securities                             $311,568

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard's deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 - Inventories

The following is a summary of inventories at July 3, 2010 and December 31, 2009:


                                                           July 3, December 31,
(Thousands of dollars)                                       2010     2009

At lower of LIFO cost or market:
  Live hogs and materials                                  $170,814 $192,999
  Fresh pork and materials                                   19,500   22,398
                                                            190,314  215,397
  LIFO adjustment                                           (19,212) (22,807)
     Total inventories at lower of LIFO cost or market      171,102  192,590

At lower of FIFO cost or market:
  Grains and oilseeds                                       195,245  174,508
  Sugar produced and in process                              28,305   47,429
  Other                                                      42,508   46,804
     Total inventories at lower of FIFO cost or market      266,058  268,741

Grain, flour and feed at lower of weighted average cost or
 market                                                      27,488   37,256
      Total inventories                                    $464,648 $498,587


As of July 3, 2010, Seaboard had $5,040,000 recorded in grain inventories related to its commodity trading business that are committed to various customers in foreign countries for which customer contract performance is a heightened concern. If Seaboard is unable to collect amounts from these customers as currently estimated or Seaboard is forced to find other customers for a portion of this inventory, it is possible that Seaboard could incur a material write-down in the value of this inventory if Seaboard is not successful in selling at the current carrying value. For similar inventories that existed prior to December 31, 2009, Seaboard incurred a write-down in the first quarter of 2009 in the amount of $8,801,000 (with no tax benefit recognized), or $7.10 per share.

Note 4 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. There have not been any material changes in unrecognized income tax benefits since December 31, 2009. Interest related to unrecognized tax benefits and penalties was not material for the six months ended July 3, 2010.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of July 3, 2010 and also the level within the fair value hierarchy used to measure each category of assets. Seaboard uses the end of the reporting period to determine if there were any transfers between levels. There were no transfers between levels that occurred in the first six months of 2010. The trading securities classified as other current assets below are assets held for Seaboard's deferred compensation plans.

                                          Balance
                                           July 3,
(Thousands of dollars)                      2010     Level 1   Level 2  Level 3
  Assets:
Available-for-sale securities - short-term
 investments:
  Money market funds                      $169,629  $169,629  $      -  $  -
  Fixed rate municipal notes and bonds     114,285         -   114,285     -
  Corporate bonds                          102,817         -   102,817     -
  Fixed income mutual funds                 59,990    59,990         -     -
  U.S. Government agency securities         25,290         -    25,290     -
  Variable rate demand notes                18,600         -    18,600     -
  Asset backed debt securities              11,593         -    11,593     -
  U.S. Treasury securities                   9,358         -     9,358     -
  Other                                      3,834         -     3,834     -
Trading securities - short-term investments:
  High yield debt securities                27,043         -    27,043     -
  Other debt securities                      3,695         -     3,695     -
Trading securities - other current assets:
  Domestic equity securities                10,256    10,256         -     -
  Foreign equity securities                  6,582     3,314     3,268     -
  Fixed income mutual funds                  3,403     3,403         -     -
  Money market funds                         3,252     3,252         -     -
  U.S. Treasury securities                   2,319         -     2,319     -
  U.S. Government agency securities          1,763         -     1,763     -
  Other                                        143       133        10     -
Derivatives:
  Commodities                                4,242     4,242         -     -
  Foreign currencies                         1,424         -     1,424     -
  Total Assets                            $579,518  $254,219  $325,299  $  -

  Liabilities:
Derivatives:
  Commodities                                  428       428         -     -
  Interest rate swaps                        2,931         -     2,931     -
  Foreign currencies                         1,037         -     1,037     -
  Total Liabilities                       $  4,396  $    428  $  3,968  $  -

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. The amortized cost and estimated fair values of investments and long-term debt at July 3, 2010 and December 31, 2009 are presented below.

                                    2010                         2009
(Thousands of dollars) Amortized Cost  Fair Value   Amortized Cost   Fair Value

Short-term investments,
 available-for-sale       $511,762      $515,396       $372,770       $377,692
Short-term investments,
 trading debt securities    29,810        30,738         27,453         29,659
Long-term debt              78,007        81,433         78,869         82,415

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Since these derivatives and interest rate exchange agreements discussed below, are not accounted for as hedges, fluctuations in the related commodity prices, currency exchange rates and interest rates could have a material impact on earnings in any given period. The nature of Seaboard's market risk exposure has not changed materially since December 31, 2009.

Commodity Instruments

Seaboard uses various grain, meal, hog, pork bellies and energy resource related futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At July 3, 2010, Seaboard had open net derivative contracts to sell 11,401,000 bushels of grain, 38,500 tons of soybean meal 1,344,000 gallons of heating oil, and 28,200,000 pounds of hogs. At December 31, 2009, Seaboard had open net derivative contracts to sell 13,955,000 bushels of grain, 1,344,000 gallons of heating oil, 87,900 tons of soybean meal and to purchase 2,720,000 pounds of hogs. From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements. Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign exchange agreements that were primarily related to the underlying commodity transaction were recorded at fair value with changes in value marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings. Foreign exchange agreements that were not related to an underlying commodity transaction were recorded at fair value with changes in value marked to market as a component of foreign currency gain (loss) on the Condensed Consolidated Statements of Earnings.

At July 3, 2010, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $113,765,000 primarily related to the South African Rand.

At   December  31,  2009,  Seaboard  had  trading  foreign  exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $193,379,000 primarily related to the South African Rand and the Euro.

Interest Rate Exchange Agreements

In May 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt. Seaboard pays a fixed rate and receives a variable rate of interest on three notional amounts of $25,000,000 each. While Seaboard has certain variable rate debt, these interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in
Miscellaneous, net in the Condensed Consolidated Statement of Earnings.

In December 2008 and again in March 2009, Seaboard entered into ten-year interest rate exchange agreements with notional amounts of $25,000,000 each to mitigate the effects of fluctuations in interest rates, each with similar terms to agreements discussed above. In June 2009, Seaboard terminated both interest rate exchange agreements. Seaboard received payments in the amount of $3,981,000 to unwind these agreements.

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements. The maximum amount of loss due to the credit risk of the counterparties for these agreements, should the counterparties fail to perform according to the terms of the contracts, was $1,424,000 as of July 3, 2010. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statement of Earnings for the three and six months ended July 3, 2010 and July 4, 2009.


(Thousands of dollars)
                                         Three Months Ended              Six Months Ended
                                    July 3, 2010   July 4,  2009   July 3, 2010   July 4, 2009
                                       Amount of     Amount of       Amount of      Amount of
                      Location of       Gain or       Gain or         Gain or        Gain or
                     Gain or (Loss)     (Loss)        (Loss)           (Loss)         (Loss)
                       Recognized     Recognized    Recognized       Recognized     Recognized
                       in Income      in Income     in Income        in Income      in Income
Commodities          Cost of sales     $ 7,059     $  2,479         $23,127         $  6,120
Foreign currencies   Cost of sales      13,370      (15,010)          9,076          (13,182)
Foreign currencies   Foreign currency   (1,146)       2,166          (1,171)          (3,566)
Interest rate        Miscellaneous, net (3,124)       2,833          (3,124)           5,312


The following table provides the fair value of each type of derivative held as of July 3, 2010 and December 31, 2009 and where each derivative is included on the Condensed Consolidated Balance Sheets.


(Thousands of dollars)            Asset Derivatives                                  Liability Derivatives
                          Balance               Fair Value                   Balance                  Fair Value
                           Sheet           July  3,  December  31,            Sheet              July 3,   December 31,
                          Location           2010        2009                Location             2010        2009
Commodities           Other current assets  $4,242      $4,610       Other current liabilities   $  428       $2,288
Foreign currencies    Other current assets   1,424         430       Other current liabilities    1,037        5,943
Interest rate         Other current assets       -           -       Other current liabilities    2,931            -


Note 6 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. Effective January 1, 2010, Seaboard split a portion of employees from the Plan into a new defined benefit pension. However, the split did not change the employees' benefit and thus pension expense should not be materially impacted. Management is currently evaluating whether to make any contributions during 2010. At this time, no contributions are anticipated to be made in 2010 for the 2009 and 2010 plan years. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost of these plans was as follows:

                                         Three Months Ended   Six Months Ended
                                          July 3,   July 4,    July 3,  July 4,
(Thousands of dollars)                     2010      2009       2010     2009

Components of net periodic benefit cost:
 Service cost                            $ 1,558   $ 1,525    $ 3,169  $ 3,011
 Interest cost                             2,165     2,057      4,327    4,081
 Expected return on plan assets           (1,573)   (1,322)    (3,107)  (2,382)
 Amortization and other                      994     1,289      1,997    2,495
 Net periodic benefit cost$                3,144   $ 3,549    $ 6,386  $ 7,205

Note 7 - Commitments and Contingencies

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of July 3, 2010, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,354,000.

Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of July 3, 2010, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $42,720,000 and $4,766,000, respectively. Included in these amounts are LCs totaling $26,385,000, which support the Industrial Development Revenue Bonds included as long-term debt and $17,802,000 of LCs related to insurance coverages.

Note  8  -  Stockholders' Equity and Accumulated Other Comprehensive
Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                        Three Months Ended    Six Months Ended
                                        July 3,    July 4,   July 3,    July 4,
(Thousands of dollars)                   2010       2009       2010      2009

Net earnings                           $77,357    $26,560   $140,020   $42,706
Other comprehensive income
 net of applicable taxes:
Foreign currency translation adjustment (1,649)    (4,558)    (3,041)  (10,424)
Unrealized gain on investments, net        398     (1,132)      (702)     (211)
Unrecognized pension cost                  772        885      1,485     1,721

Total comprehensive income             $76,878    $21,755   $137,762   $33,792

The components of and changes in accumulated other comprehensive loss for the six months ended July 3, 2010 are as follows:

                                                 Balance               Balance
                                                December 31,  Period    July 3,
(Thousands of dollars)                             2009       Change     2010

Foreign currency translation adjustment         $ (77,576)  $(3,041) $ (80,617)
Unrealized gain on investments, net                 2,579      (702)     1,877
Unrecognized pension cost                         (39,789)    1,485    (38,304)

Accumulated other comprehensive loss            $(114,786)  $(2,258) $(117,044)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At July 3, 2010, the Sugar segment had
$157,235,000 in net assets denominated in Argentine pesos and $18,922,000 in net liabilities denominated in U.S. dollars.

With the exception of the foreign currency translation adjustment to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $12,053,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On November 6, 2009, the Board of Directors authorized Seaboard to repurchase from time to time prior to October 31, 2011 up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price. Such purchases may be made by Seaboard or Seaboard may from time to time enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. The stock repurchase will be funded by cash on hand. Shares repurchased will be retired and shall resume the status of authorized and unissued shares. Any stock repurchases will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares to be repurchased at any given time may depend on market conditions, Securities and Exchange Commission regulations and other factors. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard's discretion. For the six months ended July 3, 2010, Seaboard repurchased 12,132 shares of common stock at a cost of $16,635,000.

Note 9 - Segment Information

During the first half of 2008, Seaboard started operations at its newly constructed biodiesel plant. The ongoing profitability of this plant is primarily based on future sales prices, the price of alternative inputs, enforcement of government usage mandates and reinstituting federal tax credits, which expired at the end of 2009. Several tax credits were allowed to expire at the end of 2009 and certain members of the U.S. Congress have indicated these will be specifically reviewed during 2010. Management believes the federal tax credits may be renewed retroactive to January 1, 2010, during 2010. As of July 3, 2010, Seaboard performed an impairment evaluation of this plant and determined there was no impairment based on management's current assumptions of future production volumes, sales prices, cost inputs and the probabilities of the combination of federal usage mandates and tax credits being renewed. However, if the federal tax credits are not renewed as discussed above, and future market conditions do not produce projected sales prices or expected cost inputs or there is a material change in the enforcement of government usage mandates or other available tax credits, there is a possibility that some amount of the recorded value of this processing plant could be deemed impaired during some future period including 2010, which may result in a charge to earnings. The recorded value of these assets as of July 3, 2010 was $41,878,000.

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

On March 2, 2009, an agreement became effective under which Seaboard will sell its two power barges in the Dominican Republic for $70,000,000. The agreement calls for the sale to occur on or around January 1, 2011. During March 2009, $15,000,000 was paid to Seaboard (recorded as deferred revenue in current liabilities as of July 3, 2010) and the $55,000,000 balance of the purchase price was paid into escrow and will be paid to Seaboard at the closing of the sale. The net book value of the two barges was $20,090,000 as of July 3, 2010 and is classified as held for sale in other current assets. Accordingly, Seaboard ceased depreciation on the two barges as of January 1, 2010 but will continue to operate these two barges until a few weeks prior to the closing date of the sale. Seaboard will be responsible for the wind down and decommissioning costs of the barges. Completion of the sale is dependent upon several issues, including meeting certain baseline performance and emission tests. Failure to satisfy or cure any deficiencies could result in the agreement being terminated and the sale abandoned. Seaboard could be responsible to pay liquidated damages of up to approximately $15,000,000 should it fail to perform its obligations under the agreement, after expiration of applicable cure and grace periods. Seaboard will retain all other physical properties of this business and is currently finalizing plans to build a 106 megawatt power barge in the Dominican Republic for approximately 83,000,000 Euros plus additional project costs for a total of approximately $125,000,000. Such plans are expected to be finalized during the third or fourth quarter of 2010 with operations anticipated to begin in early 2012.

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

Sales to External Customers:

                                 Three Months Ended          Six Months Ended
                                  July 3,   July 4,        July 3,      July 4,
(Thousands of dollars)             2010      2009           2010         2009

Pork                           $  348,284  $270,218     $  666,190   $  532,975
Commodity Trading and Milling     405,633   360,135        813,736      741,012
Marine                            215,615   175,738        419,038      382,685
Sugar                              45,036    35,197         98,858       77,204
Power                              31,015    24,224         63,984       45,396
All Other                           2,880     4,318          6,933        8,126
   Segment/Consolidated Totals $1,048,463  $869,830     $2,068,739   $1,787,398

Operating Income (Loss):

                                 Three Months Ended          Six Months Ended
                                  July 3,   July 4,        July 3,      July 4,
(Thousands of dollars)             2010      2009           2010         2009

Pork                           $   58,634  $  3,952     $   85,042   $  (13,125)
Commodity Trading and Milling      19,523     5,350         42,157       18,451
Marine                             11,037    (2,308)        19,303       17,431
Sugar                               9,545    (1,141)        20,822        1,157
Power                               3,706     1,300          7,734        2,652
All Other                             174       619            586          892
   Segment Totals                 102,619     7,772        175,644       27,458
Corporate Items                    (1,372)   (5,003)        (6,931)      (8,647)
   Consolidated Totals         $  101,247  $  2,769     $  168,713   $   18,811

Income from Affiliates:

                                 Three Months Ended          Six Months Ended
                                  July 3,   July 4,        July 3,      July 4,
(Thousands of dollars)             2010      2009           2010         2009

Commodity Trading and Milling  $    6,033  $  3,505     $   10,850   $    7,208
Sugar                                 503       193            574          384
   Segment/Consolidated Totals $    6,536  $  3,698     $   11,424   $    7,592


Total Assets:
                                                         July 3,   December 31,
(Thousands of dollars)                                     2010         2009

Pork                                                    $  742,656   $  774,718
Commodity Trading and Milling                              564,340      521,618
Marine                                                     255,290      236,382
Sugar                                                      207,137      205,155
Power                                                       54,531       75,348
All Other                                                    9,349        8,988
   Segment Totals                                        1,833,303    1,822,209
Corporate Items                                            631,287      514,924
   Consolidated Totals                                  $2,464,590   $2,337,133

Investments in and Advances to Affiliates:

                                                         July 3,   December 31,
(Thousands of dollars)                                     2010         2009

Commodity Trading and Milling                           $   99,651   $   79,883
Sugar                                                        2,593        2,349
   Segment/Consolidated Totals                          $  102,244   $   82,232


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

   ___________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of July 3, 2010 increased $131.1 million to $600.3 million from December 31, 2009. The increase was the result of cash generated by operating activities of $209.0 million. During this same time, cash was primarily used for capital expenditures of $39.0 million, reduction of notes payable by $16.9 million and repurchases of common stock in the amount of $16.6 million. Cash from operating activities increased $38.6 million for the six months ended July 3, 2010 compared to the same period in 2009, primarily as a result of higher net earnings for the six months ended July 3, 2010 compared to the same period in 2009.

Acquisitions, Capital Expenditures and Other Investing Activities

During the six months ended July 3, 2010, Seaboard invested $39.0 million in property, plant and equipment, of which $3.4 million was expended in the Pork segment, $19.1 million in the Marine segment and $13.3 million in the Sugar segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment. In the Sugar segment, the capital expenditures were primarily for the continued development of the cogeneration plant with the remaining amount for normal upgrades to existing operations. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For   the   remainder  of  2010  management  has  budgeted   capital
expenditures totaling $40.6 million. The Pork segment plans to spend $10.2 million for improvements to existing facilities and related equipment. The Marine segment has budgeted $15.6 million primarily for the purchase of additional cargo carrying and handling equipment and port development projects. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and dry bulk vessels for the
Commodity  Trading  and  Milling segment  during  2010.   The  Sugar
segment plans to spend a total of $8.3 million consisting of $2.9 million for the continued development of a 40 megawatt cogeneration plant, with the remaining amount for normal upgrades to existing operations. The cogeneration plant is expected to be operational by early 2011. The balance of $6.5 million is planned to be spent in
all  other  businesses.   Management anticipates  paying  for  these
capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

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

In late July, Seaboard finalized an agreement to invest in a bakery to be built in Central Africa. Seaboard will have a 50% non-controlling interest in this business. The total project cost is estimated to be $58.0 million but Seaboard's total investment has not yet been determined pending finalization of third party financing alternatives for a significant portion of the project.

Seaboard is currently finalizing plans to build a new 106 megawatt power barge in the Dominican Republic. The total cost of the project is estimated to be $125.0 million but Seaboard's total investment has not yet been determined pending finalization of third party financing alternatives for a significant portion of the project. During the second quarter of 2010, Seaboard made an advance payment of approximately $2.0 million related to the potential construction of the barge. If Seaboard ultimately decides not to build the barge, Seaboard would incur a charge to earnings to write-off this advance payment. Finalization of the plans is anticipated to occur during the third or fourth quarter of 2010 with operations anticipated to begin in early 2012.

Financing Activities and Debt

As of July 3, 2010, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $162.8 million. As of July 3, 2010, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $16.9 million. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed and uncommitted credit lines by $42.7 million and $4.8 million, respectively, primarily representing $26.4 million for Seaboard's outstanding Industrial Development Revenue Bonds and $17.8 million related to insurance coverage. Also included in notes payable as of July 3, 2010 was a term note of $47.5 million denominated in U.S. dollars.

Seaboard's remaining 2010 scheduled long-term debt maturities total $1.5 million. As of July 3, 2010, Seaboard had cash and short-term investments of $600.3 million with total net working capital of $1,028.0 million. Accordingly, management believes Seaboard's combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2010. Management does, however, periodically review various alternatives for future financing to provide additional liquidity for future operating plans as noted above for current proposed projects. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity, and other financing alternatives.

On November 6, 2009, the Board of Directors authorized up to $100.0 million for a new share repurchase program. For the six months ended July 3, 2010, Seaboard used cash to repurchase 12,132 shares of common stock at a total price of $16.6 million. See Note 8 to the Condensed Consolidated Financial Statements for further discussion.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2010 increased by $178.6 million and $281.3 million, respectively, over the same periods in 2009, which primarily reflected an increase in sale prices for pork products, increased commodities trading volumes and higher cargo volumes for the Marine segment.

Operating income increased by $98.5 million and $149.9 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009. The increases primarily reflect higher Pork segment margins and, to a lesser extent, increased margins for the Sugar segment. The three month period also reflects an increase in operating income for the Marine segment as discussed below. In addition, the increases reflect a $12.6 million and $17.8 million fluctuation of marking to market Commodity Trading and Milling segment derivative contracts, as discussed below, for the three and six month periods of 2010 compared to the same periods in 2009.

Pork Segment

                           Three Months Ended       Six Months Ended
                            July 3,   July 4,        July 3, July 4,
(Dollars in millions)        2010      2009           2010    2009

Net sales                   $348.3    $270.2         $666.2  $533.0
Operating income (loss)     $ 58.6    $  4.0         $ 85.0  $(13.1)

Net sales for the Pork segment increased $78.1 million and $133.2 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009. The increases primarily reflect an increase in overall sales prices for pork products.

Operating income for the Pork segment increased $54.6 million and $98.1 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009. The increases primarily relate to higher sales prices and, to a lesser extent, lower feed costs, partially offset by higher costs for hogs purchased from third parties. Management is unable to predict future market prices for pork products or the cost of feed and hogs purchased from third parties. However, management anticipates positive operating income for the remainder of 2010.

In addition, as discussed in Note 9 to the Condensed Consolidated Financial Statements, there is a possibility that some amount of the biodiesel plant could be deemed impaired during some future period including fiscal 2010, which may result in a charge to earnings if current projections are not met.

Commodity Trading and Milling Segment

                                          Three Months Ended   Six Months Ended
                                           July 3,   July 4,    July 3, July 4,
(Dollars in millions)                       2010      2009       2010    2009

Net sales                                  $405.6    $360.1     $813.7  $741.0
Operating income as reported               $ 19.5    $  5.4     $ 42.2  $ 18.5
 Less mark-to-market adjustments            (10.7)      1.9      (19.5)   (1.7)
Operating income excluding mark-to-market
 adjustments                               $  8.8    $  7.3     $ 22.7  $ 16.8
Income from affiliates                     $  6.0    $  3.5     $ 10.9  $  7.2

Net sales for the Commodity Trading and Milling segment increased $45.5 million and $72.7 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009. The increases are primarily the result of increased volumes of commodities sold, principally corn and, to a lesser degree, wheat for the six month period. Partially offsetting the increase were price decreases for commodities sold by the commodity trading business to third parties, especially for corn and, to a lesser degree, soybean meal and also, for the six month period, wheat.

Operating income for this segment increased $14.1 million and $23.7 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009. The increases for the three and six month period primarily reflect the $12.6 million and $17.8 million fluctuation of marking to market the derivative contracts as discussed below. In addition, the increase for the six month period also reflects the write-downs of $8.8 million in the first quarter of 2009 for certain grain inventories for customer contract performance issues and related lower of cost or market adjustments, as discussed further in Note 3 to the Condensed Consolidated Financial Statements.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income would have been lower by $10.7 million and $19.5 million, respectively, for the three and six month periods of 2010, while operating income would have been higher by $1.9 million for the three month period in 2009 and lower by $1.7 million for the six month period of 2009. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized and thus, these mark-to-market adjustments could reverse in fiscal 2010. Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates for the three and six month periods of 2010 increased by $2.5 million and $3.7 million, respectively, from the same periods in 2009. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment

                           Three Months Ended       Six Months Ended
                            July 3,   July 4,        July 3, July 4,
(Dollars in millions)        2010      2009           2010    2009

Net sales                   $215.6    $175.7         $419.0  $382.7
Operating income (loss)     $ 11.0    $ (2.3)        $ 19.3  $ 17.4

Net sales for the Marine segment increased $39.9 million and $36.3 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009 primarily as a result of higher cargo volumes in most markets served during 2010 as economic activity continued to increase. The growth in volumes were partially offset by overall lower cargo rates in 2010 as rates in the first quarter of 2009 had just started to decline from the impacts of the slow economic conditions and continued to decline for most of 2009. Overall, cargo rates have remained fairly constant during 2010.

Operating income for the Marine segment increased $13.3 million and $1.9 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009. The increases were primarily the result of cost decreases for charterhire and, to a lesser extent, certain terminal and other operating costs on a per unit shipped basis. Partially offsetting the increases were lower cargo rates, as discussed above, and higher fuel costs for vessels and increased trucking costs on a per unit shipped basis. Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2010. However, management anticipates this segment will be profitable for the remainder of 2010.

Sugar Segment

                           Three Months Ended       Six Months Ended
                            July 3,   July 4,        July 3, July 4,
(Dollars in millions)        2010      2009           2010    2009

Net sales                   $ 45.0    $ 35.2         $ 98.9  $ 77.2
Operating income (loss)     $  9.5    $ (1.1)        $ 20.8  $  1.2
Income from affiliates      $  0.5    $  0.2         $  0.6  $  0.4

Net sales for the Sugar segment increased $9.8 million and $21.7 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009. The increases primarily reflect increased sugar and alcohol prices. Partially offsetting the increases were lower volumes of sugar sales as a result of less sugar purchased for resale. During the first quarter of 2010, Seaboard began sales of dehydrated alcohol to certain local oil companies under the national bio-ethanol program which requires alcohol to be blended with gasoline. As a result, Seaboard anticipates higher sales for 2010 compared to 2009. However, Argentine governmental authorities continue to attempt to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict sugar prices for the remainder of 2010.

Operating income increased $10.6 million and $19.6 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009. The increases primarily represent higher margins from the increase in sugar and alcohol prices discussed above. In addition, the increases also reflects a $2.5 million and $5.3 million charge to earnings for the three and six month periods of 2009 related to the write-down of citrus inventories, the integration and transformation of land previously used for citrus production into sugar cane production and related costs as discussed in Note 9 to the Condensed Consolidated Financial Statements which did not occur in 2010. Management expects this segment to be profitable for the remainder of 2010 although not at the same level as the first six months of 2010.

Power Segment

                           Three Months Ended       Six Months Ended
                            July 3,   July 4,        July 3, July 4,
(Dollars in millions)        2010      2009           2010    2009

Net sales                   $ 31.0    $ 24.2         $ 64.0  $ 45.4
Operating income            $  3.7    $  1.3         $  7.7  $  2.7

Net sales for the Power segment increased $6.8 million and $18.6 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009 primarily reflecting higher rates. The higher rates were attributable primarily to higher fuel costs, a component of pricing. Operating income increased $2.4 million and $5.0 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009 primarily as a result of higher rates being in excess of higher fuel costs. There was no depreciation expense in 2010 related to the assets classified as held for sale although this was principally offset by increases in other production costs. See
Note 9 to the Condensed Consolidated Financial Statements for the potential future sale of certain assets of this business and potential plans to build a new power barge. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs, although management anticipates this segment will remain profitable for the remainder of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased by $2.6 million and $1.5 million for the three and six month periods of 2010 compared to the same periods in 2009. The decreases are primarily due to decreased personnel costs related to Seaboard's deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in other investment income discussed below). As a percentage of revenues, SG&A decreased to 4.4% and 4.6% for the three and six month periods of 2010 compared to 5.6% and 5.4% for the same periods in 2009 primarily as a result of increased sales principally in the Pork and Commodity Trading and Milling segments.

Interest Expense

Interest expense decreased $1.6 million and $3.2 million for the three and six month periods of 2010 compared to the same periods in 2009. The decreases are primarily the result of lower average level of both short and long-term borrowings.

Foreign Currency Gains (Losses), Net

The fluctuations in foreign currency gains (losses), net for the three and six months of 2010 compared to the same periods in 2009 primarily reflects foreign currency losses for the three month period of 2010 from Euro cash and short-term investment positions and Euro currency derivatives compared to foreign currency gains during 2009 in the Commodity Trading and Milling segment related to transactions denominated in the Euro and South African rand.

Other Investment Income (Loss), Net

Other investment income decreased $8.0 million and $6.5 million for the three and six month periods of 2010 compared to the same periods in 2009. The decreases primarily reflect losses of $2.4 million and $1.2 million for the three and six month periods of 2010 in the mark-to-market value of Seaboard's investments related to the deferred compensation programs in the first six months of 2010 compared to gains of $1.7 million and $1.1 million for the same periods in 2009. In addition, the three and six month periods of 2009 included income of $1.8 million and $3.9 million from the Power segment related to the settlement of a receivable, not directly related to its business and purchased at a discount.

Miscellaneous, Net

The decreases in miscellaneous, net income for the three and six month periods of 2010 compared to the same periods in 2009 primarily reflect a loss of $3.1 million in both periods in 2010 compared to gains of $2.8 million and $5.3 million on interest rate exchange agreements for the three and six month periods of 2009.

Income Tax Expense

The change to income tax expense in 2010 from income tax benefit in 2009 is the result of projected domestic earnings during 2010 compared to projected domestic losses in 2009. The higher income tax expense rate for the three month period of 2010 compared to the six month period of 2010 resulted from increasing the projected domestic income relative to projected total income for 2010 during the second quarter. The higher income tax benefit for the three month period of 2009 compared to the six month period of 2009 resulted from changing projected domestic income to a projected domestic loss during the second quarter of 2009.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of July 3, 2010. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended July 3,
2010 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

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

                  Issuer Purchases of Equity Securities



                                                  Total          Approximate
                                                  Number         Dollar Value
                                                  of Shares      of Shares
                                                  Purchased      that May
                                                  as Part        Yet Be
                         Total        Average     of Publicly    Purchased
                         Number       Price       Announced      Under the
                         of Shares    Paid per    Plans          Plans or
Period                   Purchased    Share       or Programs    Programs

April 4 to April 30, 2010  2,550      1,340.94      2,550        89,431,292
May 1 to May 31, 2010      2,178      1,446.97      2,178        86,279,792
June 1 to July 3, 2010     1,952      1,493.08      1,952        83,365,296
Total                      6,680      1,419.97      6,680        83,365,296

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

                           Date:   August 10, 2010


                           by:     /s/ John A. Virgo
                                   John A. Virgo, Vice President,
                                   Corporate Controller
                                   and Chief Accounting Officer
                                   (principal accounting officer)

                           Date:   August 10, 2010