Form 10-Q
period 2010-10-02
SEABOARD CORP /DE/
filed 2010-11-05
CIK 88121

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 2, 2010

                                 OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to _________________

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

There were 1,215,879 shares of common stock, $1.00 par value per share, outstanding on October 29, 2010.

                                  Total pages in filing - 25 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                       SEABOARD CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Earnings
                  (Thousands of dollars except per share amounts)
                                      (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                    October 2, October 3, October 2, October 3,
                                       2010       2009       2010       2009
Net sales:
  Products (includes sales to
   foreign affiliates of $120,670, $  849,049 $  647,256 $2,403,174 $1,990,553
   $138,396, $363,891 and $399,296,
   respectively)
  Services                            231,029    176,906    681,659    575,611
  Other                                31,735     30,463     95,719     75,859
Total net sales                     1,111,813    854,625  3,180,552  2,642,023

Cost of sales and operating expenses:
  Products                            795,722    619,824  2,160,084  1,911,566
  Services                            196,379    162,272    584,637    503,339
  Other                                25,738     26,049     78,776     65,955
Total cost of sales and operating
 expenses                           1,017,839    808,145  2,823,497  2,480,860

Gross income                           93,974     46,480    357,055    161,163

Selling, general and administrative
 expenses                              52,332     49,159    146,700    145,031

Operating income (loss)                41,642     (2,679)   210,355     16,132

Other income (expense):
   Interest expense                    (1,731)    (3,493)    (5,647)   (10,592)
   Interest income                      2,945      3,734     10,263     11,878
   Income from affiliates               4,851      5,273     16,275     12,865
   Foreign currency gain, net           5,552      1,130      2,623        325
   Other investment income, net         7,819      5,574      8,704     12,953
   Gain on disputed sale, net of
    expenses                                -     16,787          -     16,787
   Miscellaneous, net                  (3,843)       164     (6,479)     6,358
Total other income, net                15,593     29,169     25,739     50,574

Earnings before income taxes           57,235     26,490    236,094     66,706

Income tax benefit (expense)          (17,752)     9,758    (56,591)    12,248

Net earnings                       $   39,483 $   36,248 $  179,503 $   78,954
   Less: Net losses attributable
    to noncontrolling interests           386        467        748        653

Net earnings attributable to
 Seaboard                          $   39,869 $   36,715 $  180,251 $   79,607

Earnings per common share          $    32.74 $    29.69 $   146.93 $    64.32

Dividends declared per common
 share                             $     0.75 $     0.75 $     2.25 $     2.25

Average number of shares
 outstanding                        1,217,828  1,236,758  1,226,780  1,237,675

    See accompanying notes to condensed consolidated financial statements.

                   SEABOARD CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                           (Thousands of dollars)
                                 (Unaudited)

                                             October 2,     December 31,
                                                2010           2009
                     Assets

Current assets:
   Cash and cash equivalents               $   57,422     $   61,857
   Short-term investments                     536,137        407,351
   Receivables, net of allowance              326,594        270,647
   Inventories                                468,248        498,587
   Deferred income taxes                       18,845         10,490
   Deferred costs                              82,040         95,788
   Other current assets                       130,941         80,582
Total current assets                        1,620,227      1,425,302

Investments in and advances to affiliates     117,494         82,232
Net property, plant and equipment             701,900        691,343
Goodwill                                       40,628         40,628
Intangible assets, net                         19,927         20,676
Other assets                                   59,676         76,952
Total assets                               $2,559,852     $2,337,133

   Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                  $   79,408     $   81,262
   Current maturities of long-term debt         1,683          2,337
   Accounts payable                           118,301        141,193
   Deferred revenue                           164,673        112,889
   Other current liabilities                  231,692        180,359
Total current liabilities                     595,757        518,040

Long-term debt, less current maturities        75,162         76,532
Deferred income taxes                          65,911         59,546
Other liabilities                             134,055        137,596
Total non-current and deferred liabilities    275,128        273,674

Stockholders' equity:
 Common stock of $1 par value, Authorized
  1,250,000 shares;
    issued and outstanding 1,215,879 and
     1,236,758 shares                           1,216          1,237
 Accumulated other comprehensive loss        (117,888)      (114,786)
 Retained earnings                          1,802,746      1,655,222
Total Seaboard stockholders' equity         1,686,074      1,541,673

 Noncontrolling interests                       2,893          3,746

Total equity                                1,688,967      1,545,419

Total liabilities and stockholders' equity $2,559,852     $2,337,133

See accompanying notes to condensed consolidated financial statements.

                  SEABOARD CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                         (Thousands of dollars)
                               (Unaudited)

                                                         Nine Months Ended
                                                        October 2, October 3,
                                                           2010        2009
Cash flows from operating activities:
   Net earnings                                         $ 179,503  $  78,954
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                       65,648     69,111
       Income from affiliates                             (16,275)   (12,865)
       Dividends received from affiliates                   1,389      1,937
       Other investment income, net                        (8,704)   (12,953)
       Foreign currency exchange (gain) loss                 (117)     6,166
       Deferred income taxes                               (1,148)   (12,836)
       Loss (gain) from sale of fixed assets               (2,573)       472
       Gain on disputed sale, net of expenses                   -    (16,787)
   Changes in current assets and liabilities:
        Receivables, net of allowance                     (53,182)    58,904
        Inventories                                        26,152     17,300
        Other current assets                              (15,460)   (56,762)
        Current liabilities, exclusive of debt             64,618     62,658
   Other, net                                              12,134      2,752
Net cash from operating activities                        251,985    186,051

Cash flows from investing activities:
   Purchase of short-term investments                    (590,925)  (267,244)
   Proceeds from the sale of short-term investments       402,625    180,692
   Proceeds from the maturity of short-term investments    62,837     57,055
   Acquisition of business, net of cash acquired           (5,578)         -
   Investments in and advances to affiliates, net         (19,009)        76
   Capital expenditures                                   (77,897)   (39,140)
   Proceeds from the sale of fixed assets                   4,812      2,931
   Payment received for the potential sale of power barges      -     15,000
   Net proceeds from disputed sale                              -     16,787
   Other, net                                               2,159     (3,524)
Net cash from investing activities                       (220,976)   (37,367)

Cash flows from financing activities:
   Notes payable to banks, net                             (1,856)   (97,622)
   Principal payments of long-term debt                    (2,088)   (46,669)
   Repurchase of common stock                             (29,994)    (3,370)
   Dividends paid                                          (2,756)    (2,783)
   Other, net                                                 238        212
Net cash from financing activities                        (36,456)  (150,232)

Effect of exchange rate change on cash                      1,012     (2,869)

Net change in cash and cash equivalents                    (4,435)    (4,417)

Cash and cash equivalents at beginning of year             61,857     60,594

Cash and cash equivalents at end of period              $  57,422  $  56,177

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

Cash and Cash Equivalents

Net cash from operating activities was increased and net cash from investing activities was decreased from prior year presentation by $1,937,000 for the first nine months of 2009 to conform to the 2010 presentation of dividends received from affiliates.

Supplemental Noncash Transactions

As discussed in Note 10, during the third quarter of 2010, Seaboard acquired a majority interest in a commodity origination, storage and processing business in Canada. The purchase price allocation is preliminary as management has not yet received the third party valuation to determine the fair value for fixed assets and goodwill. The following table summarizes the non-cash transactions resulting from this acquisition:

                                                         Nine Months Ended
(Thousands of dollars)                                    October 2, 2010

Increase in net working capital                                $ 1,254
Increase in fixed assets                                         5,515
Increase in intangible assets and other assets                     175
Increase in deferred taxes                                      (1,116)
Increase in non-controlling interest                              (250)
Cash paid, net of cash acquired, subject to final adjustments  $ 5,578

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

As of October 2, 2010 and December 31, 2009, the available-for-sale investments primarily consisted of money market funds, fixed rate municipal notes and bonds, corporate bonds and fixed income mutual funds. At October 2, 2010, money market funds include $43,456,000 denominated in Euros. At October 2, 2010 and December 31, 2009, amortized cost and estimated fair market value were not materially different for these investments.

As of October 2, 2010, the trading securities primarily consisted of high yield debt securities. Unrealized net gains related to trading securities for the three and nine months ended October 2, 2010 were $1,292,000 and $2,116,000, respectively, and $1,238,000 and
$1,779,000 for the three and nine months ended October 3, 2009, respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at October 2, 2010 and December 31, 2009.

                                                2010                2009
                                        Amortized    Fair   Amortized    Fair
(Thousands of dollars)                     Cost      Value     Cost      Value

Money market funds                       $229,841  $229,841  $153,699  $153,699
Corporate bonds                           107,628   109,638    34,663    35,449
Fixed income mutual funds                  60,161    60,295         -         -
Fixed rate municipal notes and bonds       45,700    46,018   144,794   148,609
Variable rate demand notes                 29,900    29,900     1,900     1,900
U.S. Government agency securities          15,369    15,478    15,907    16,272
Asset backed debt securities                8,819     8,815     8,447     8,484
U.S. Treasury securities                    3,589     3,651         -         -
Other                                       2,360     2,363     3,060     3,069
Foreign government debt securities              -         -    10,300    10,210
Total available-for-sale short-term
 investments                              503,367   505,999   372,770   377,692
High yield trading debt securities         24,751    26,570    24,784    26,771
Other trading debt securities               3,271     3,568     2,669     2,888
Total available-for-sale and trading
 short-term Investments                  $531,389  $536,137  $400,223  $407,351

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of October 2, 2010.

 (Thousands of dollars)                                     2010

Due within one year                                      $ 45,288
Due after one year through three years                    108,750
Due after three years                                      15,795
 Total fixed rate securities                             $169,833

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard's deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 - Inventories

The following is a summary of inventories at October 2, 2010 and December 31, 2009:

                                                        October 2, December 31,
(Thousands of dollars)                                      2010      2009

At lower of LIFO cost or market:
  Live hogs and materials                                $179,507   $192,999
  Fresh pork and materials                                 23,070     22,398
                                                          202,577    215,397
  LIFO adjustment                                         (22,486)   (22,807)
      Total inventories at lower of LIFO cost or market   180,091    192,590

At lower of FIFO cost or market:
  Grains and oilseeds                                     179,044    174,508
  Sugar produced and in process                            34,336     47,429
  Other                                                    48,315     46,804
      Total inventories at lower of FIFO cost or market   261,695    268,741

Grain, flour and feed at lower of weighted average cost
 or market                                                 26,462     37,256
       Total inventories                                 $468,248   $498,587

As of October 2, 2010, Seaboard had $3,235,000 recorded in grain inventories related to its commodity trading business that are committed to various customers in foreign countries for which customer contract performance is a heightened concern. If Seaboard is unable to collect amounts from these customers as currently estimated or Seaboard is forced to find other customers for a portion of this inventory, it is possible that Seaboard could incur a material write-down in the value of this inventory if Seaboard is not successful in selling at the current carrying value. For similar inventories that existed prior to December 31, 2009, Seaboard incurred a write-down in the first quarter of 2009 in the amount of $8,801,000 (with no tax benefit recognized), or $7.10 per share.

Note 4 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. There have not been any material changes in unrecognized income tax benefits since December 31, 2009. Interest related to unrecognized tax benefits and penalties was not material for the nine months ended October 2, 2010.

The change to income tax expense in 2010 from income tax benefit in 2009 is the result of projected domestic earnings during 2010 compared to projected domestic losses in 2009. The higher income tax expense rate for the three month period of 2010 compared to the nine month period of 2010 resulted from increasing the projected domestic income relative to projected total income for 2010 during the third quarter.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of October 2, 2010 and also the level within the fair value hierarchy used to measure each category of assets. Seaboard uses the end of the reporting period to determine if there were any transfers between levels. There were no transfers between levels that occurred in the first nine months of 2010. The trading securities classified as other current assets below are assets held for Seaboard's deferred compensation plans.

                                  Balance
                                 October 2,
(Thousands of dollars)              2010     Level 1   Level 2   Level 3

  Assets:
Available-for-sale securities -
 short-term investments:
  Money market funds              $229,841  $229,841  $      -   $     -
  Corporate bonds                  109,638         -   109,638         -
  Fixed income mutual funds         60,295    60,295         -         -
  Fixed rate municipal notes and
   bonds                            46,018         -    46,018         -
  Variable rate demand notes        29,900         -    29,900         -
  U.S. Government agency securities 15,478         -    15,478         -
  Asset backed debt securities       8,815         -     8,815         -
  U.S. Treasury securities           3,651         -     3,651         -
  Other                              2,363         -     2,363         -
Trading securities - short-term
 investments:
  High yield debt securities        26,570         -    26,570         -
  Other debt securities              3,568         -     3,568         -
Trading securities - other current
 assets:
  Domestic equity securities        11,779    11,779         -         -
  Foreign equity securities          7,651     3,790     3,861         -
  Fixed income mutual funds          3,625     3,625         -         -
  Money market funds                 3,225     3,225         -         -
  U.S. Treasury securities           2,535         -     2,535         -
  U.S. Government agency securities  1,615         -     1,615         -
  Other                                172       153        19         -
Derivatives:
  Commodities                        2,790     2,790         -         -
  Foreign currencies                    28         -        28         -
  Total Assets                    $569,557  $315,498  $254,059   $     -

  Liabilities:
Derivatives:
  Commodities  (1)                  50,464    50,464         -         -
  Interest rate swaps                6,367         -     6,367         -
  Foreign currencies                 6,235         -     6,235         -
  Total Liabilities               $ 63,066  $ 50,464  $ 12,602   $     -

     (1) Excludes $30,718 of option proceeds resulting in a net liability of $19,746 as of October 2, 2010.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. The amortized cost and estimated fair values of investments and long-term debt at October 2, 2010 and December 31, 2009 are presented below.

                                             2010                 2009
(Thousands of dollars)               Amortized   Fair     Amortized     Fair
                                        Cost     Value       Cost       Value
Short-term investments,
 available-for-sale                  $503,367  $505,999   $372,770    $377,692
Short-term investments,
 trading debt securities               28,022    30,138     27,453      29,659
Long-term debt                         76,845    79,507     78,869      82,415

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

Commodity Instruments

Seaboard uses various grain, meal, hog, pork bellies and energy resource related futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At October 2, 2010, Seaboard had open net derivative contracts to purchase 17,495,000 bushels of grain and 22,000 tons of soybean meal and open net derivative contracts to sell 1,596,000 gallons of heating oil and 38,040,000 pounds of hogs. At December 31, 2009, Seaboard had open net derivative contracts to sell 13,955,000 bushels of grain, 1,344,000 gallons of heating oil, 87,900 tons of soybean meal and open net derivative contracts to purchase 2,720,000 pounds of hogs. From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements. Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings.

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

At October 2, 2010, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $159,033,000 primarily related to the South African Rand.

At   December  31,  2009,  Seaboard  had  trading  foreign  exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $193,379,000 primarily related to the South African Rand and the Euro.

Interest Rate Exchange Agreements

In May 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt. Seaboard pays a fixed rate and receives a variable rate of interest on three notional amounts of $25,000,000 each. In August 2010, Seaboard entered into another ten-year interest rate exchange agreement with a notional amount of $25,000,000 that has terms similar to those for the other three interest rate exchange agreements referred to above. While Seaboard has certain variable rate debt, these interest rate exchange
agreements  do  not  qualify  as  hedges   for  accounting purposes.
Accordingly, the changes in fair value of these agreements are recorded in Miscellaneous, net in the Condensed Consolidated Statement of Earnings.

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

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements. The maximum amount of loss due to the credit risk of the counterparties for these agreements, should the counterparties fail to perform according to the terms of the contracts, was $28,000 as of October 2, 2010. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statement of Earnings for the three and nine months ended October 2, 2010 and October 3, 2009.

(Thousands of dollars)
                                   Three Months Ended     Nine Months Ended
                                  October 2,  October 3, October 2, October 3,
                                     2010        2009       2010       2009
                                   Amount of   Amount of  Amount of  Amount of
                     Location of    Gain or     Gain or    Gain or    Gain or
                    Gain or (Loss)   (Loss)      (Loss)     (Loss)     (Loss)
                      Recognized   Recognized  Recognized Recognized Recognized
                      in Income    in Income   in Income  in Income  in Income

Commodities         Cost of sales    $(29,417) $ 7,528    $ (6,290)   $ 13,648
Foreign currencies  Cost of sales     (17,267)  (6,148)     (8,191)    (19,330)
Foreign currencies  Foreign currency      257    3,898        (914)        332
Interest rate       Miscellaneous, net (4,072)       -      (7,197)      5,312

The following table provides the fair value of each type of derivative held as of October 2, 2010 and December 31, 2009 and where each derivative is included on the Condensed Consolidated Balance Sheets.


(Thousands  of  dollars)        Asset Derivatives                             Liability Derivatives
                         Balance             Fair Value               Balance                Fair Value
                          Sheet        October 2, December 31,         Sheet            October 2,  December 31,
                         Location          2010      2009             Location             2010         2009
Commodities         Other current assets  $2,790    $4,610     Other current liabilities  $50,464 (1) $ 2,288
Foreign currencies  Other current assets      28       430     Other current liabilities    6,235       5,943
Interest rate       Other current assets       -         -     Other current liabilities    6,367           -

(1) Excludes $30,718 of option proceeds resulting in a net liability of $19,746 as of October 2, 2010.


Note 6 - Employee Benefits

Seaboard maintains a defined benefit pension plan ("the Plan") for its domestic salaried and clerical employees. Effective January 1, 2010, Seaboard split a portion of employees from the Plan into a new defined benefit pension. However, the split did not change the employees' benefit and thus pension expense should not be materially impacted. At this time, no contributions are expected to be made in 2010. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost of these plans was as follows:

                                     Three Months Ended     Nine Months Ended
                                    October 2, October 3, October 2, October 3,
(Thousands of dollars)                 2010       2009       2010       2009

Components of net periodic benefit cost:
 Service cost                        $ 1,586    $ 1,509    $ 4,755    $ 4,520
 Interest cost                         2,166      2,046      6,493      6,127
 Expected return on plan assets       (1,556)    (1,197)    (4,663)    (3,579)
 Amortization and other                  999      1,252      2,995      3,747
 Net periodic benefit cost           $ 3,195    $ 3,610    $ 9,580    $10,815

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

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of October 2, 2010, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,354,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of October 2, 2010, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $42,720,000 and $6,518,000, respectively. Included in these amounts are LCs totaling $26,385,000, which support the Industrial Development Revenue Bonds included as long-term debt and $17,802,000 of LCs related to insurance coverages.

Note  8  -  Stockholders' Equity and Accumulated Other Comprehensive
Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                     Three Months Ended     Nine Months Ended
                                    October 2, October 3, October 2, October 3,
(Thousands of dollars)                  2010     2009       2010      2009

Net earnings                          $39,483  $36,248   $179,503  $ 78,954
Other comprehensive income
net of applicable taxes:
Foreign currency translation adjustment  (879)    (579)    (3,920)  (11,003)
Unrealized gain on investments, net      (669)   1,575     (1,371)    1,364
Unrecognized pension cost                 704      860      2,189     2,581

Total comprehensive income            $38,639  $38,104   $176,401  $ 71,896

The components of and changes in accumulated other comprehensive loss for the nine months ended October 2, 2010 are as follows:

                                           Balance                  Balance
                                         December 31,    Period    October 2,
(Thousands of dollars)                       2009        Change      2010

Foreign currency translation adjustment  $ (77,576)     $(3,920)   $ (81,496)
Unrealized gain on investments, net          2,579       (1,371)       1,208
Unrecognized pension cost                  (39,789)       2,189      (37,600)

Accumulated other comprehensive loss     $(114,786)     $(3,102)   $(117,888)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At October 2, 2010, the Sugar segment had $177,326,000 in net assets denominated in Argentine pesos and $36,456,000 in net liabilities denominated in U.S. dollars.

With the exception of the foreign currency translation adjustment to which a 35% federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39% effective tax rate. In addition, the unrecognized pension cost includes $11,808,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On November 6, 2009, the Board of Directors authorized Seaboard to repurchase from time to time prior to October 31, 2011 up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price. Such purchases may be made by Seaboard or Seaboard may from time to time enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. The stock repurchase will be funded by cash on hand. Shares repurchased will be retired and shall resume the status of authorized and unissued shares. Any stock repurchases will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares to be repurchased at any given time may depend on market conditions, Securities and Exchange Commission regulations and other factors. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard's discretion. For the nine months ended October 2, 2010, Seaboard repurchased 20,879 shares of common stock at a cost of $29,994,000.

Note 9 - Segment Information

During the first half of 2008, Seaboard started operations at its newly constructed biodiesel plant. The ongoing profitability of this plant is primarily based on future sales prices, the price of alternative inputs, enforcement of government usage mandates and reinstituting federal tax credits, which expired at the end of 2009. Currently, the federal tax credits have not been extended by the U.S. Congress along with several other non-related tax credits that have a recent history of being renewed annually. However, during 2010 Federal regulations were published to support the EPA mandates for biodiesel and biodiesel prices have increased over the past few months which management believes to be in response to these mandates and non-extension of the tax credit. As of October 2, 2010, Seaboard performed an impairment evaluation of this plant and determined there was no impairment based on management's current assumptions of future production volumes, sales prices, cost inputs and the probabilities of the combination of federal usage mandates and tax credits being renewed. However, if future market conditions do not produce projected sales prices or expected cost inputs or there is a material change in the enforcement of government usage mandates or other available tax credits, there is a possibility that some amount of the recorded value of this processing plant could be deemed impaired during some future period including 2010, which may result in a charge to earnings. The net book value of these assets as of October 2, 2010 was $41,199,000.

During the second quarter of 2009, Seaboard started operations at its newly constructed ham-boning and processing plant in Mexico. Since that time, this plant has experienced certain difficulties including challenges facing many U.S. border towns in Mexico. Despite being in operation for over one year and reaching near-capacity production levels, overall margins remain below expectations. As a result, management is currently implementing various changes related to this operation and evaluating its long-term viability. As of October 2, 2010, Seaboard performed an impairment evaluation of this plant and determined there was no impairment based on management's current cash flow assumptions and probabilities of outcomes. However, if margins from this operation do not improve to acceptable levels there is a possibility that management may consider other alternatives for this facility, including closing the plant. Thus there is a possibility that some amount of the recorded value of this facility could be deemed impaired during some future period including 2010, which may result in a charge to earnings. The net book value of these assets as of October 2, 2010 was $10,116,000.

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

On March 2, 2009, an agreement became effective under which Seaboard will sell its two power barges in the Dominican Republic for $70,000,000. The agreement calls for the sale to occur on or around January 1, 2011. During March 2009, $15,000,000 was paid to Seaboard (recorded as deferred revenue in current liabilities as of October 2, 2010) and the $55,000,000 balance of the purchase price was paid into escrow and will be paid to Seaboard at the closing of the sale. The net book value of the two barges was $20,090,000 as of October 2, 2010 and is classified as held for sale in other current assets. Accordingly, Seaboard ceased depreciation on the two barges as of January 1, 2010 but will continue to operate these two barges until a few weeks prior to the closing date of the sale. Seaboard will be responsible for the wind down and decommissioning costs of the barges. Completion of the sale is dependent upon several issues, including meeting certain baseline performance and emission tests, which will be performed during the fourth quarter of 2010. Failure to satisfy or cure any deficiencies could result in the agreement being terminated and the sale abandoned. Seaboard could be responsible to pay liquidated damages of up to approximately $15,000,000 should it fail to perform its obligations under the agreement, after expiration of applicable cure and grace periods. Seaboard will retain all other physical properties of this business and is currently building a 106 megawatt power barge for use in the Dominican Republic for approximately 83,573,000 Euros (approximately US $107,650,000) plus additional project costs for a total of approximately $125,000,000. Operations are anticipated to begin in early 2012 resulting in minimal sales during 2011 for this segment.

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

Sales to External Customers:

                                   Three Months Ended      Nine Months Ended
                                  October 2,  October 3,  October 2,  October 3,
(Thousands of dollars)              2010       2009         2010        2009

Pork                            $  354,524   $260,608   $1,020,714  $  793,583
Commodity Trading and Milling      458,310    364,146    1,272,046   1,105,158
Marine                             214,247    165,675      633,285     548,360
Sugar                               49,170     28,970      148,028     106,174
Power                               31,735     30,463       95,719      75,859
All Other                            3,827      4,763       10,760      12,889
   Segment/Consolidated Totals  $1,111,813   $854,625   $3,180,552  $2,642,023

Operating Income (Loss):

                                   Three Months Ended      Nine Months Ended
                                 October 2,  October 3,  October 2,  October 3,
(Thousands of dollars)              2010       2009         2010        2009

Pork                            $   54,266   $ (1,998)  $  139,308  $  (15,123)
Commodity Trading and Milling      (28,250)     6,466       13,907      24,917
Marine                              12,635     (4,108)      31,938      13,323
Sugar                                3,669       (659)      24,491         498
Power                                4,474      2,767       12,208       5,419
All Other                               79        478          665       1,370
   Segment Totals                   46,873      2,946      222,517      30,404
Corporate Items                     (5,231)    (5,625)     (12,162)    (14,272)
   Consolidated Totals          $   41,642   $ (2,679)  $  210,355  $   16,132

Income from Affiliates:

                                   Three Months Ended      Nine Months Ended
                                 October 2,  October 3,  October 2,  October 3,
(Thousands of dollars)              2010       2009         2010        2009

Commodity Trading and Milling   $    4,817   $  5,079   $   15,667  $   12,287
Sugar                                   34        194          608         578
   Segment/Consolidated Totals  $    4,851   $  5,273   $   16,275  $   12,865

Total Assets:

                                                        October 2, December 31,
(Thousands of dollars)                                      2010        2009

Pork                                                    $  745,679  $  774,718
Commodity Trading and Milling                              605,583     521,618
Marine                                                     258,951     236,382
Sugar                                                      218,037     205,155
Power                                                       87,706      75,348
All Other                                                    7,812       8,988
   Segment Totals                                        1,923,768   1,822,209
Corporate Items                                            636,084     514,924
   Consolidated Totals                                  $2,559,852  $2,337,133

Investments in and Advances to Affiliates:

                                                        October 2, December 31,
(Thousands of dollars)                                      2010        2009

Commodity Trading and Milling                           $  114,882  $   79,883
Sugar                                                        2,612       2,349
   Segment/Consolidated Totals                          $  117,494  $   82,232

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

Note 10 - New Investments in Affiliates, Acquisition of Business and Pending Transactions

In late March 2010, Seaboard acquired a 50% non-controlling interest in an international commodity trading business located in North Carolina for approximately $7,650,000. There was an initial payment of $6,000,000 made in March 2010 with the remaining $1,650,000 recorded as a holdback payable over the next year upon verification of the balance sheet as of the date of closing and collection of certain receivables outstanding. This investment is accounted for using the equity method.

In late July, Seaboard finalized an agreement to invest in a bakery to be built in Central Africa. Seaboard will have a 50% non-controlling interest in this business. The total project cost is estimated to be $58,000,000 but Seaboard's total investment has not yet been determined pending finalization of third party financing alternatives for a significant portion of the project. The bakery is not anticipated to be fully operational until the second half of 2011. As of October 3, 2010, Seaboard had invested $8,525,000 in this project. This investment is accounted for using the equity method.

During the third quarter of 2010, Seaboard acquired a majority interest in a commodity origination, storage and processing business in Canada for approximately $6,747,000, including $1,169,000 of cash acquired, subject to final working capital adjustments. This transaction was accounted for using the purchase method and would not have significantly affected net earnings or earnings per share on a pro forma basis.

On September 9, 2010, Seaboard Corporation entered into a Purchase Agreement (the "Purchase Agreement") with Maxwell Farms, LLC, Goldsboro Milling Company, and GM Acquisition LLC (collectively, the "Maxwell Group"). Pursuant to the Purchase Agreement, Seaboard will acquire a 50 percent non-controlling interest in Butterball, LLC ("Butterball"), for a cash purchase price equal to approximately $177,500,000, subject to adjustment for any changes in working capital at the time of closing. Butterball is a vertically integrated producer, processor and marketer of branded turkeys, turkey meat and parts. The other 50 percent ownership interest in Butterball will continue to be owned by the Maxwell Group. In connection with the purchase, Butterball will acquire the live turkey growing and related assets of the Maxwell Group (which presently owns a 51 percent interest in Butterball) and of Murphy-Brown LLC ("Murphy Brown"), a subsidiary of Smithfield Foods, Inc., which presently owns a 49 percent interest in Butterball (the "Murphy Brown Ownership Interest"). Butterball currently purchases a portion of the turkeys it processes from the Maxwell Group and
Murphy  Brown.   This  investment will be accounted  for  using  the
equity method.

In connection with the closing of the purchase, Seaboard has committed to provide Butterball $100,000,000 of subordinated financing with interest of 15% per annum, comprised of 5% payable in cash semi-annually plus 10% pay-in-kind interest, with a seven year maturity. Seaboard intends to fund this commitment with existing cash and short-term investment balances. As part of the subordinated financing, Seaboard will receive detachable warrants representing 5% of the fully diluted equity units in Butterball with a strike price of $0.01 per unit. Upon exercise, Seaboard would be entitled to an additional economic interest, but all significant corporate governance matters would continue to be shared equally between Seaboard and the Maxwell group unless Seaboard already owns a majority of the voting units. In addition, if Seaboard can not arrange for third party financing to refinance the existing Butterball debt, Seaboard is committed to provide an additional $300,000,000 in senior secured credit facilities comprised of a term loan facility of $150,000,000 and a revolving credit facility of $150,000,000 with a five year maturity. As part of these financing commitments, Seaboard will receive an underwriting fee of $8,000,000 and, if third party financing is arranged, will be required to pay any arrangement fees associated with the financing. This underwriting fee will be amortized over the term of the related debt. Seaboard has existing liquidity, combination of cash and short-term investment balances plus existing financing sources, to fund this debt if third party financing cannot be arranged for Butterball.

The closing for the purchase and the financing is scheduled to occur on or before December 10, 2010 and is subject to the satisfaction of certain closing conditions, including the closing of the sale of the Murphy Brown Ownership Interest and the live turkey growing and related assets currently owned by Murphy Brown to an affiliate of the Maxwell Group pursuant to a separate agreement and the contribution of those assets to Butterball.

During the fourth quarter of 2010, Seaboard acquired for $5,000,000 a 25% non-controlling interest in a commodity trading business in Australia. Also during the fourth quarter of 2010, Seaboard combined its existing investment in poultry operations in Africa with another existing African based poultry business. Seaboard invested an additional $10,500,000 in this newly combined poultry business for a total investment of $16,988,000, which represents a 50% non-controlling interest. This newly combined business has operations in parts of Eastern and Southern Africa and is also expanding by building new operations in Central Africa. These investments will be accounted for using the equity method.

     _______________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of October 2, 2010 increased $124.4 million to $593.6 million from December 31, 2009. The increase was the result of cash generated by operating activities of $252.0 million. During this same time, cash was primarily used for capital expenditures of $77.9 million, repurchases of common stock in the amount of $30.0 million and investments in two new affiliates and acquisition of a business of $21.7 million, as discussed below. Cash from operating activities increased $65.9 million for the nine months ended October 2, 2010 compared to the same period in 2009, primarily as a result of higher net earnings for the nine months ended October 2, 2010 compared to the same period in 2009.

Acquisitions, Capital Expenditures and Other Investing Activities

During the nine months ended October 2, 2010, Seaboard invested $77.9 million in property, plant and equipment, of which $5.9 million was expended in the Pork segment, $27.1 million in the Marine segment, $21.9 million in the Sugar segment and $20.6 million in the Power segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment. In the Sugar segment, the capital expenditures were primarily for the continued development of the cogeneration plant with the remaining amount for normal upgrades to existing operations. The Power segment expenditures were primarily used for the construction of a 106 megawatt power barge for use in the Dominican Republic. The total cost of the project is estimated to be approximately $125.0 million. Operations are anticipated to begin in early 2012. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2010, management has budgeted capital expenditures totaling $49.2 million. The Pork segment plans to spend $5.8 million for improvements to existing facilities and related equipment. The Marine segment has budgeted $5.3 million primarily for the purchase of additional cargo carrying and handling equipment. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and dry bulk vessels for the Commodity Trading and Milling segment during 2010. The Sugar segment plans to spend a total of $3.8 million consisting of $2.5 million for the continued development of a 40 megawatt cogeneration plant, with the remaining amount for normal upgrades to existing operations. The cogeneration plant is expected to be operational by the first half of 2011. The Power segment plans to spend a total of $30.6 million primarily for the continued development of a 106 megawatt power barge which is expected to be operational by early 2012. See Note 9 to the Condensed Consolidated Financial Statements for further discussion. The balance of $3.7 million is planned to be spent in all other businesses. Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

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

In late March 2010, Seaboard acquired a 50% non-controlling interest in an international commodity trading business located in North Carolina for approximately $7.7 million. In late July, Seaboard finalized an agreement to invest in a bakery to be built in Central Africa for a 50% non-controlling interest in this business. As of October 3, 2010, Seaboard had $8.5 million invested in this project. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of these investments.

During the third quarter of 2010, Seaboard acquired a majority interest in a commodity origination, storage and processing business in Canada for approximately $6.7 million, including $1.2 million of cash acquired, subject to final working capital adjustments.

On September 9, 2010, Seaboard Corporation entered into a Purchase Agreement to acquire a 50 percent non-controlling interest in Butterball, LLC ("Butterball") for a cash purchase price equal to approximately $177.5 million, subject to adjustment for any changes in working capital at the time of closing. In connection with the closing of the purchase, Seaboard has committed to provide Butterball $100 million of subordinated financing. Seaboard intends to fund this commitment with existing cash and short-term investment balances. In addition, if Seaboard can not arrange for third party financing to refinance the existing Butterball debt, Seaboard is committed to provide an additional $300 million in senior secured credit facilities comprised of a term loan facility of $150 million and a revolving credit facility of $150 million. Seaboard has existing liquidity, consisting of a combination of cash and short-term investment balances plus existing financing sources, to fund this debt if third party financing cannot be arranged for Butterball. The closing for the purchase and the financing is scheduled to occur on or before December 10, 2010 and is subject to the satisfaction of certain closing conditions. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of this transaction.

During the fourth quarter of 2010, Seaboard acquired for $5.0 million a 25% non-controlling interest in a commodity trading business in Australia. Also during the fourth quarter of 2010, Seaboard invested $10.5 million in a newly combined poultry business in Africa for a 50% non-controlling interest. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of these investments.

Financing Activities and Debt

As of October 2, 2010, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $168.5 million. As of October 2, 2010, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $31.9 million. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed and uncommitted credit lines by $42.7 million and $6.5 million, respectively, primarily representing $26.4 million for Seaboard's outstanding Industrial Development Revenue Bonds and $17.8 million related to insurance coverage. Also included in notes payable as of October 2, 2010 was a term note of $47.5 million denominated in U.S. dollars.

On September 17, 2010, Seaboard entered into a credit agreement for $114.0 million at a fixed rate of 5.34% for the financing of the construction of the new power barge, which will operate in the Dominican Republic as discussed above. This credit facility has a term of ten years commencing upon achievement of commercial operation which is expected to take place on or prior to April 24, 2012. The credit facility will mature no later than April 24, 2022 and is secured by the barge. At October 2, 2010, no amounts had been borrowed from this credit facility.

Seaboard's remaining 2010 scheduled long-term debt maturities total $0.3 million. As of October 2, 2010, Seaboard had cash and short-term investments of $593.6 million with total net working capital of $1,024.5 million. Accordingly, management believes Seaboard's combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2010, including the Butterball transaction discussed above. Management does, however, periodically review various alternatives for future financing to provide additional liquidity for future operating plans as noted above for current proposed projects. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity, and other financing alternatives.

On November 6, 2009, the Board of Directors authorized up to $100.0 million for a new share repurchase program. For the nine months ended October 2, 2010, Seaboard used cash to repurchase 20,879 shares of common stock at a total price of $30.0 million. See Note 8 to the Condensed Consolidated Financial Statements for further discussion.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2010 increased by $257.2 million and $538.5 million, respectively, over the same periods in 2009, which primarily reflected an increase in sale prices for pork products, increased commodities trading volumes and higher cargo volumes for the Marine segment.

Operating income increased by $44.3 million and $194.2 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009. The increases primarily reflect higher Pork segment margins and, to a lesser extent, increased margins for the Sugar segment and the Marine segment as discussed below. The increases were partially offset by a $26.9 million and $9.2 million fluctuation of marking to market Commodity Trading and Milling segment derivative contracts, as discussed below, for the three and nine month periods of 2010 compared to the same periods in 2009.

Pork Segment

                            Three Months Ended     Nine Months Ended
                           October 2, October 3,  October 2, October 3,
(Dollars in millions)        2010       2009         2010      2009

Net sales                   $354.5    $260.6       $1,020.7   $793.6
Operating income (loss)     $ 54.3    $ (2.0)      $  139.3   $(15.1)

Net sales for the Pork segment increased $93.9 million and $227.1 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009. The increases primarily reflect an increase in overall sales prices for pork products.

Operating income for the Pork segment increased $56.3 million and $154.4 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009. The increases primarily relate to higher sales prices, partially offset by higher costs for hogs purchased from third parties. Management is unable to predict future market prices for pork products or the cost of feed and hogs purchased from third parties. However, management anticipates positive operating income for the remainder of 2010.

In addition, as discussed in Note 9 to the Condensed Consolidated Financial Statements, there is a possibility that some amount of either the biodiesel plant or ham-boning plant in Mexico, or both, could be deemed impaired during some future period including fiscal 2010, which may result in a charge to earnings if current projections are not met.

Commodity Trading and Milling Segment

                                     Three Months Ended     Nine Months Ended
                                    October 2, October 3, October 2, October 3,
(Dollars in millions)                  2010       2009       2010       2009

Net sales                             $458.3     $364.1    $1,272.0   $1,105.2

Operating income (loss) as reported   $(28.3)    $  6.5    $   13.9   $   24.9
 Less mark-to-market adjustments        37.7        9.3        18.2        7.6
Operating income excluding mark-to-
 market adjustments                   $  9.4     $ 15.8    $   32.1   $   32.5

Income from affiliates                $  4.8     $  5.1    $   15.7   $   12.3

Net sales for the Commodity Trading and Milling segment increased $94.2 million and $166.8 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009. The increases are primarily the result of increased volumes of commodities sold to third parties, principally corn, soybean meal and wheat.

Operating income for this segment decreased $34.8 million and $11.0 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009. The decreases for the three and nine month period primarily reflect the $28.4 million and $10.6 million fluctuation of marking to market the derivative contracts, as discussed below, and lower margins on third party trades. In addition, the nine month period of 2009 also reflects the write-downs of $8.8 million in the first quarter of 2009 for certain grain inventories for customer contract performance issues and related lower of cost or market adjustments, as discussed further in Note 3 to the Condensed Consolidated Financial Statements.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, including intercompany Euro foreign exchange agreements with Corporate, operating income for this segment would have been higher by $37.7 million and $18.2 million (including intercompany Euro foreign exchange agreements with Corporate in the amount of $1.5 million for both periods), respectively, for the three and nine month periods of 2010, while operating income would have been higher by $9.3 million and $7.6 million for the three and nine month periods in 2009. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized and thus, these mark-to-market adjustments could reverse in fiscal 2010. Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates for the three and nine month periods of 2010 decreased by $0.3 million and increased $3.4 million, respectively, from the same periods in 2009. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment
                            Three Months Ended      Nine Months Ended
                           October 2, October 3,   October 2, October 3,
(Dollars in millions)        2010       2009         2010       2009

Net sales                   $214.2     $165.7        $633.3   $548.4
Operating income (loss)     $ 12.6     $ (4.1)       $ 31.9   $ 13.3

Net sales for the Marine segment increased $48.5 million and $84.9 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009 primarily as a result of higher cargo volumes in most markets served during 2010 as economic activity continued to increase. The growth in volume was partially offset by overall lower cargo rates for the nine month period in 2010 as cargo rates in the first quarter of 2009 had just started to decline from the impacts of the slow economic conditions and continued to decline for most of 2009. Overall, cargo rates have remained fairly constant during 2010 but increased slightly during the third quarter of 2010 compared to the same period in 2009.

Operating income for the Marine segment increased $16.7 million and $18.6 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009. For the three month period, the increase was primarily the result of cost decreases for charterhire and the increase in rates, as discussed above, partially offset by increased trucking costs on a per unit shipped basis. The increase for the nine month period was primarily the result of cost decreases for charterhire and, to a lesser extent, certain terminal and other operating costs on a per unit shipped basis. Partially offsetting the nine month increase were lower cargo rates, as discussed above, and higher fuel costs for vessels and increased trucking costs on a per unit shipped basis. Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2010. However, management anticipates this segment will be profitable for the remainder of 2010.

Sugar Segment
                            Three Months Ended        Nine Months Ended
                           October 2, October 3,    October 2, October 3,
(Dollars in millions)        2010       2009          2010       2009

Net sales                   $ 49.2     $ 29.0        $ 148.0    $ 106.2
Operating income (loss)     $  3.7     $ (0.7)       $  24.5    $   0.5
Income from affiliates      $  -       $  0.2        $   0.6    $   0.6

Net sales for the Sugar segment increased $20.2 million and $41.8 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009. The increases primarily reflect increased sugar and alcohol prices and, to a lesser extent increased alcohol volumes. During the first quarter of 2010, Seaboard began sales of dehydrated alcohol to certain oil companies under the Argentine government bio-ethanol program which requires alcohol to be blended with gasoline. As a result, Seaboard anticipates continued higher sales for 2010 compared to 2009. However, Argentine governmental authorities continue to attempt to control inflation by limiting the price of basic commodities, including sugar. Accordingly, management cannot predict sugar prices for the remainder of 2010.

Operating income increased $4.4 million and $24.0 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009. The increases primarily represent higher margins from the increase in sugar and alcohol prices discussed above. In addition, the increase for the nine month period reflected a $5.3 million charge to earnings in 2009 related to the write-down of citrus inventories, the integration and transformation of land previously used for citrus production into sugar cane production and related costs as discussed in Note 9 to the Condensed Consolidated Financial Statements which did not occur in 2010. Management expects this segment to be profitable for the remainder of 2010 although not at the same level as the first nine months of 2010.

Power Segment
                            Three Months Ended       Nine Months Ended
                           October 2, October 3,    October 2, October 3,
(Dollars in millions)        2010       2009          2010       2009

Net sales                   $ 31.7     $ 30.5        $ 95.7     $ 75.9
Operating income            $  4.5     $  2.8        $ 12.2     $  5.4

Net sales for the Power segment increased $1.2 million and $19.8 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009 primarily reflecting higher rates, partially offset by lower production levels. The higher rates were attributable primarily to higher fuel costs, a component of pricing. Operating income increased $1.7 million and $6.8 million for the three and nine month periods of 2010, respectively, compared to the same periods in 2009 primarily as a result of higher rates being in excess of higher fuel costs. There was no depreciation expense in 2010 related to the assets classified as held for sale although this was principally offset by increases in other production costs. See Note 9 to the Condensed Consolidated Financial Statements for the pending sale of certain assets of this business and construction of a new power barge. As a result of the transactions discussed in Note 9, for most of 2011 there will be minimal sales from operations. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs, although management anticipates this segment will remain profitable for the remainder of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $3.2 million and $1.7 million for the three and nine month periods of 2010 compared to the same periods in 2009. The increases are primarily due to increased personnel costs, primarily related to Seaboard's deferred compensation programs for the three month period (which are offset by the effect of the mark-to-market investments recorded in other investment income discussed below). As a percentage of revenues, SG&A decreased to 4.7% and 4.6% for the three and nine month periods of 2010 compared to 5.8% and 5.5% for the same periods in 2009 primarily as a result of increased sales principally in the Pork and Commodity Trading and Milling segments.

Interest Expense

Interest expense decreased $1.8 million and $4.9 million for the three and nine month periods of 2010 compared to the same periods in 2009. The decreases are primarily the result of lower average level of both short and long-term borrowings.

Foreign Currency Gains, Net

The fluctuations in foreign currency gains (losses), net for the three and nine months of 2010 compared to the same periods in 2009 primarily reflected foreign currency gains for the three and nine month periods of 2010 from Euro cash and short-term investment positions and Euro currency derivatives.

Other Investment Income, Net

Other investment income increased $2.2 million and decreased $4.2 million for the three and nine month periods of 2010 compared to the same periods in 2009. The fluctuations reflect unrealized and realized gains on short-term investments of $4.3 million and $5.6 million for the three and nine month periods of 2010 compared to gains of $1.4 million and $2.8 million for the same periods in 2009. Also, the fluctuations reflect gains of $3.0 million and $1.8 million for the three and nine month periods of 2010 in the mark-to-market value of Seaboard's investments related to the deferred compensation programs in the first nine months of 2010 compared to gains of $1.9 million and $3.0 million for the same periods in 2009. In addition, the three and nine month periods of 2009 included income of $1.9 million and $5.6 million from the Power segment related to the settlement of a receivable, not directly related to its business and purchased at a discount.

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

Miscellaneous, Net

The decreases in miscellaneous, net income for the three and nine month periods of 2010 compared to the same periods in 2009 primarily reflected losses of $4.1 million and $7.2 million for the three and nine month periods in 2010 compared to a gain of $5.3 million for the nine month period of 2009 on interest rate exchange agreements.

Income Tax Expense

The change to income tax expense in 2010 from income tax benefit in 2009 is the result of projected domestic earnings during 2010 compared to projected domestic losses in 2009. The higher income tax expense rate for the three month period of 2010 compared to the nine month period of 2010 resulted from increasing the projected domestic income relative to projected total income for 2010 during the third quarter. The higher benefit rate for the three month period of 2009 compared to the nine month period of 2009 resulted from increasing the projected total domestic loss for the year during the third quarter of 2009.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of October 2, 2010. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard's purchase of its common stock during the quarter.

                  Issuer Purchases of Equity Securities

                                                                   Approximate
                                                     Total         Dollar
                                                     Number        Value
                                                     of Shares     of Shares
                                                     Purchased     that May
                                                     as Part       Yet Be
                               Total       Average   of Publicly   Purchased
                               Number of   Price     Announced     Under the
                               Shares      Paid per  Plans         Plans or
Period                         Purchased   Share     or Programs   Programs

July 4 to July 31, 2010         5,991      1,499.16     5,991      74,383,835
August 1 to August 31, 2010     2,756      1,588.47     2,756      70,005,999
September 1 to October 2, 2010      -             -         -      70,005,999
Total                           8,747      1,527.30     8,747      70,005,999

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $100 million market value of Seaboard common stock announced on November 6, 2009. An expiration date of October 31, 2011 has been specified for this authorization. All purchases were made through open-market purchases and all the repurchased shares have been retired.

Item 6.  Exhibits

10.1 Engineering, Procurement and Construction Contract dated as of August 17, 2010 by and between Seaboard Corporation and Wartsila Finland OY

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


                           SEABOARD CORPORATION


                           by:    /s/Robert L. Steer
                                  Robert L. Steer, Senior Vice President,
                                  Chief Financial Officer
                                  (principal financial officer)

                           Date:  November 5, 2010


                           by:    /s/John A. Virgo
                                  John A. Virgo, Vice President,
                                  Corporate Controller
                                  and Chief Accounting Officer
                                  (principal accounting officer)

                           Date:  November 5, 2010