Form 10-K
period 2010-12-31
SEABOARD CORP /DE/
filed 2011-03-09
CIK 88121

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act). Yes [   ]  No [X ]

The aggregate market value of the 323,395 shares of Seaboard common stock held by nonaffiliates was approximately $454,693,370, based on the closing price of $1,406.00 per share on July 2, 2010, the end of Seaboard's second fiscal quarter. As of February 4, 2011, the number of shares of common stock outstanding was 1,215,879.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) Seaboard Corporation's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) - Parts I and II; and (2) Seaboard Corporation's definitive proxy statement filed pursuant to Regulation 14A for the 2011 annual meeting of stockholders -
Part III.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as:

-   statements that are not historical in nature; and

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

- statements regarding the plans and objectives of management for future operations;

-   statements of future economic performance;

-   statements   regarding   the  intent,   belief   or   current
    expectations of Seaboard and its management with respect to:

    (i) Seaboard's ability to obtain adequate financing and liquidity;

    (ii) the price of feed stocks and other materials used by Seaboard;

    (iii) the sale price or market conditions for pork, grains, sugar, turkey and other products and services;

    (iv) statements concerning management's expectations of recorded tax effects under certain circumstances;

    (v)    the   volume   of   business   and   working   capital
           requirements associated with the competitive trading environment for the Commodity Trading and Milling division;

    (vi)   the charter hire rates and fuel prices for vessels;

    (vii)  the  stability  of  the  Dominican Republic's economy,
           fuel  cost  and  related   spot   market   prices  and
           collections  of receivables in the Dominican Republic;

    (viii) the   ability   of  Seaboard  to  sell  certain  grain
           inventories in foreign countries at current cost basis and the related contract performance by customers;

    (ix) the effect of the fluctuation in foreign currency exchange rates;

    (x) statements concerning profitability or sales volume of any of Seaboard's divisions;

    (xi)   the anticipated  costs  and completion  timetable  for
           Seaboard's     scheduled     capital     improvements,
           acquisitions and dispositions; and

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

                              PART I

Item 1.  Business

(a)  General Development of Business

Seaboard Corporation, a Delaware corporation, and its subsidiaries (Seaboard), is a diversified international agribusiness and transportation company. In the United States, Seaboard is primarily engaged in pork production and processing and ocean transportation. Overseas, Seaboard is primarily engaged in commodity merchandising, grain processing, sugar production, and electric power generation. Seaboard also has an interest in turkey operations in the United States. See Item 1(c) (1) (ii) "Status of Product or Segment" below for a discussion of acquisitions, dispositions and other developments in specific divisions.

Seaboard Flour LLC and SFC Preferred LLC, Delaware limited liability companies, collectively own approximately 73.5 percent of the outstanding common stock of Seaboard. Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred LLC.

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

(c)  Narrative Description of Business

  (1)  Business Done and Intended to be Done by the Registrant

     (i)  Principal Products and Services

     Pork Division - Seaboard, through its subsidiary Seaboard Foods LLC, engages in the businesses of hog production and pork processing in the United States. Through these operations, Seaboard produces and sells fresh and frozen pork products to further processors, foodservice operators, grocery stores, distributors and retail outlets throughout the United States. Internationally, Seaboard sells to these same types of customers in Japan, Mexico and other foreign markets. Other further processing companies also purchase Seaboard's fresh and frozen pork products in bulk and produce products, such as lunchmeat, ham, bacon, and sausage. Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores. Seaboard also sells further processed pork products consisting primarily of raw and pre-cooked bacon from its two bacon further processing plants. Seaboard sells some of its fresh products under the brand name Prairie Freshr and its bacon and other further processed products under the Daily'sr brand name. Seaboard's hog processing plant is located in Guymon, Oklahoma, and operates at double shift capacity. Seaboard's bacon plants are located in Salt Lake City, Utah and Missoula, Montana. Seaboard also earns fees, based primarily on the number of head processed, to market all of the products produced by Triumph Foods LLC at their pork processing plant located in St. Joseph, Missouri.

     Seaboard's hog production operations consist of the breeding and raising of approximately four million hogs annually primarily at facilities owned by Seaboard or at facilities owned and operated by third parties with whom Seaboard has grower contracts. The hog production operations are located in the States of Oklahoma, Kansas, Texas and Colorado. As a part of the hog production operations, Seaboard produces specially formulated feed for the hogs at six owned feed mills. The remaining hogs processed are purchased from third party hog producers, primarily pursuant to purchase contracts.

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

     Seaboard   has  a  majority  interest  in  a  ham-boning   and
     processing plant in Mexico.

     Commodity Trading and Milling Division - Seaboard's Commodity Trading and Milling Division markets wheat, corn, soybean meal, rice and other similar commodities in bulk to third parties and affiliated companies. This division is managed under the name of Seaboard Overseas and Trading Group, conducts business primarily through its subsidiaries, Seaboard Overseas Limited with offices in Bermuda, Colombia, Ecuador, Isle of Man and South
     Africa, Seaboard Overseas Trading and Shipping (PTY), Ltd. located in South Africa, SeaRice Limited located in Geneva, Switzerland, SeaRice Caribbean located in Miami, Florida, and its non-consolidated affiliates, ContiLatin del Peru S.A. located in Lima, Peru, and Plum Grove Pty Ltd located in Fremantle, Australia. In addition, although to a lesser degree, Seaboard also markets various specialty grains and other similar commodities to third party customers through its subsidiaries SeaRice Caribbean and Fill-more Seeds, Inc. located in Fillmore, Canada, and its non-consolidated affiliate PS International located in Chapel Hill, North Carolina, with additional international offices. All of the commodities marketed by this division are purchased from growing regions worldwide, with primary destinations being Africa, South America, Asia, Europe and the Caribbean. The division sources, transports and markets approximately five million tons of grains and proteins on an annual basis. Seaboard integrates the service of delivering commodities to its customers through the use of chartered bulk vessels and its eight owned bulk carriers.

     This division also operates milling and related businesses with 32 locations in 14 countries, which are primarily supplied by the trading locations discussed above. The grain processing businesses are operated through four consolidated and fourteen non-consolidated affiliates in Africa, the Caribbean and South America. These are flour, feed and maize milling businesses which produce approximately three million metric tons of finished products per year. Most of the products produced by the milling operations are sold in the countries in which the products are produced or into adjacent countries.

     In addition, this division has a 50 percent non-controlling interest in a newly combined poultry business in Africa and a 50 percent non-controlling interest in a bakery to be built in Central Africa. The bakery is not anticipated to be fully operational until the second half of 2011.

     Marine Division - Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign affiliated companies and third party agents, provides containerized cargo shipping service to 26 countries between the United States, the Caribbean Basin, and Central and South America. Seaboard uses a network of offices and agents throughout the United States, Canada, Latin America and the Caribbean Basin to book both northbound and southbound cargo to and from the United States and between the countries it serves. Through agreements with a network of connecting carriers, Seaboard can transport cargo to and from numerous U.S. locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via vessel or received as import cargo from abroad.

     Seaboard's primary marine operation is located in Miami and includes an 81 acre terminal located at the Port of Miami and a 135,000 square foot off-dock warehouse for cargo consolidation and temporary storage. Seaboard also operates a 62 acre cargo terminal facility at the Port of Houston that includes approximately 690,000 square feet of on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. Seaboard also makes scheduled vessel calls in Brooklyn, New York, Fernandina Beach, Florida, New Orleans, Louisiana and 42 foreign ports. At December 31, 2010, Seaboard's fleet consisted of 10 owned and approximately 29 chartered vessels, and dry, refrigerated and specialized containers and other related equipment.

     Sugar Division - Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, grows sugar cane, produces and refines sugar, and produces alcohol in Argentina. This division also purchases sugar in bulk from third parties within Argentina for subsequent resale. The sugar products are mostly sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States and South America. Seaboard grows a large portion of the sugar cane on more than 60,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a current processing capacity of approximately 250,000 metric tons of sugar and approximately 14 million gallons of alcohol per year (hydrated and dehydrated). The sugar mill is one of the largest in Argentina. Also, during 2008 this division began construction of a 40 megawatt cogeneration power plant, which is expected to be completed during the second quarter of 2011.

     Power Division - Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., operates as an independent power producer in the Dominican Republic. This operation is exempt from U.S. regulation under the Public Utility Holding Company Act of 1938, as amended. This division operates two floating barges with a system of diesel engines capable of generating a combined rated capacity of approximately 112 megawatts of electricity. See "Status of Product or Segment" below for discussion of the pending sale of the two barges and the construction of a new replacement power barge. Seaboard generates electricity into the local Dominican Republic power grid.
     Seaboard is not directly involved in the transmission or distribution of the electricity but does have contracts to sell directly to third party users. The barges are secured on the Ozama River in Santo Domingo, Dominican Republic.

     Turkey Segment - Seaboard owns a 50 percent non-controlling voting interest in Butterball, LLC ("Butterball"). The other 50 percent ownership interest is owned by a group consisting of Maxwell Farms, LLC, Goldsboro Milling Company and GM Acquisition LLC (collectively, the "Maxwell Group") based in North Carolina. Butterball is a vertically integrated producer, processor and marketer of branded and non-branded turkeys, and other turkey products. Butterball has seven processing plants and numerous live production and feed milling operations located in Arkansas, Colorado, Kansas, Missouri and North Carolina. Butterball produces approximately 1 billion pounds of turkey each year, and the company supplies its products to more than 30 countries. Butterball is a national supplier to retail and foodservice outlets and also exports products to Mexico and overseas.

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

     (ii) Status of Product or Segment

     During the fourth quarter of 2010, Seaboard acquired for $5.0 million a 25% non-controlling interest in a commodity trading business in Australia. Also during the fourth quarter of 2010, Seaboard combined its existing investment in poultry operations in Africa with another existing African based poultry business. Seaboard invested an additional $10.5 million in this newly combined poultry business for a total investment of $17.0 million, which represents a 50% non-controlling interest. This newly combined business has operations in parts of Eastern and Southern Africa and is also expanding by building new operations in Central Africa.

     During the third quarter of 2010, Seaboard acquired a majority interest in a commodity origination, storage and processing business in Canada for approximately $6.7 million. The assets acquired included $1.2 million of cash.

     In late July 2010, Seaboard finalized an agreement to invest in a bakery to be built in Central Africa. Seaboard will have a 50% non-controlling interest in this business. The total project cost is estimated to be $58.0 million but Seaboard's total investment has not yet been determined pending finalization of third party financing alternatives for a significant portion of the project. The bakery is anticipated to be fully operational during the second half of 2011.

     In  late  March  2010, Seaboard acquired a 50% non-controlling
     interest   in  an  international  commodity  trading  business
     located in North Carolina for approximately $7.6 million.

     During 2008 Seaboard discontinued operations of its flour milling operations in Mozambique as a result of its Mozambican subsidiary entering into an agreement to exchange its flour milling facility for a ten percent ownership interest in a food processing company in that country. This exchange
     transaction  was completed in the first half   of 2010.

     On January 12, 2010, Haiti was struck by an earthquake. Seaboard has a non-controlling interest in an affiliate with a flour mill operation in Lafiteau, Haiti. Part of this facility was severely damaged as a result of the earthquake. This affiliate business is in the process of rebuilding the damaged part of the facility and continues to operate the portion of the facility that was not damaged. This facility was fully insured, including business interruption and inventory coverage. Construction is anticipated to be completed in late 2011. Seaboard also sells wheat and flour to this business through Seaboard's commodity trading operations. In addition, the primary port in Haiti, located in Port-au-Prince from which Seaboard Marine's vessels normally dock, was severely damaged. Seaboard resumed its regular service to Haiti during the first half of 2010.

     The Sugar Division is in the process of developing a 40 megawatt cogeneration power plant. This plant is expected to be completed during the second quarter of 2011. In addition, in the first quarter of 2010, the Company began sales of dehydrated alcohol to certain oil companies under the Argentine government bio-ethanol program which requires alcohol to be blended with gasoline.

     The Power Division's short-term contract with a government-owned distribution company, which represents approximately 34% of its sales, will expire before the sale of the existing power barges is completed as discussed below.

     On March 2, 2009, an agreement became effective under which Seaboard sold its two power barges in the Dominican Republic for $70.0 million to a third party, which will use such barges for private use. It is anticipated that the sale will be completed during the second quarter of 2011. Seaboard will be responsible for the wind down and decommissioning costs of the barges. Completion of the sale is dependent upon the satisfaction of several conditions, including meeting certain baseline performance and emissions tests. Failure to satisfy or cure any deficiencies could result in the agreement being terminated. Seaboard retained all other physical properties of its power generation business and is currently building a 106 megawatt power barge for use in the Dominican Republic for approximately 83,573,000 Euros (approximately US $107,650,000) plus additional project costs for a total of approximately $125,000,000. Operations are anticipated to begin by the end of 2011 or early 2012 resulting in decreased sales during 2011 for this division.

     On December 6, 2010, Seaboard acquired a 50 percent non-controlling voting interest in Butterball from the Maxwell Group, for a cash purchase price equal to approximately $177.5 million. Butterball is a vertically integrated producer, processor and marketer of branded and non-branded turkeys, and other turkey products. The other 50 percent ownership interest in Butterball will continue to be owned by the Maxwell Group. In connection with the purchase, Butterball acquired the live turkey growing and related assets of the Maxwell Group (which previously owned a 51 percent interest in Butterball) and of Murphy-Brown LLC ("Murphy Brown"), a subsidiary of Smithfield Foods, Inc., which previously owned a 49 percent interest in Butterball. Butterball previously purchased a portion of the turkeys it processed from the Maxwell Group and Murphy Brown. In connection with this transaction, Seaboard provided Butterball with a $100,000,000 unsecured subordinated loan with a seven year maturity and interest of 15% per annum, comprised of 5% payable in cash semi-annually, plus 10% pay-in-kind interest compounded semi-annually and paid at maturity. As part of the subordinated financing, Seaboard received detachable warrants representing 5% of the fully diluted equity units in Butterball with a strike price of $0.01 per unit.

     (iii)     Sources and Availability of Raw Materials

     None of Seaboard's businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers. However, the Turkey Segment purchases a significant portion of its feed for its turkeys in North Carolina from the Maxwell Group.

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

     Part of the sales within the Sugar Division are made under the Chango brand in Argentina, where this division operates. Local sales prices are affected by government price control and sugar import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets. Sourcing in the domestic market is also closely monitored by the local government.

     Seaboard's   Power  Division  benefits  from  a   tax   exempt
     concession   granted  by  the  Dominican  Republic  government
     through 2012.

     The Turkey Segment uses registered trademarks relating to its products, including Butterball and Carolina Turkeys. Seaboard considers the use of these trademarks important to marketing and promotion of its turkey products.

     Patents, trademarks, franchises, licenses and concessions are not material to any of Seaboard's other divisions.

     (v)    Seasonal Business

     Sugar prices in Argentina are generally lower during the typical sugarcane harvest period between May and November. The Turkey business is seasonal only on the whole bird side with Thanksgiving and Christmas holidays driving the majority of those sales. Seaboard's other divisions are not seasonally dependent to any material extent.

     (vi)   Practices Relating to Working Capital Items

     There are no unusual industry practices or practices of Seaboard relating to working capital items.

     (vii)  Depending on a Single Customer or Few Customers

     Seaboard does not have sales to any one customer equal to ten percent or more of consolidated revenues. The Pork Division derives approximately 11 percent of its revenues from a few customers in Japan through one agent. The Commodity Trading and Milling Division derives a significant portion of its operating income from sales to a non-consolidated affiliate and also derives a significant portion of its income from affiliates from this same affiliate. The Power Division sells power in the Dominican Republic to a limited number of contract customers and on the spot market accessed primarily by three wholly government-owned distribution companies. Approximately 34% of the Power Division's power generation is provided for one government-owned distribution company under a short-term contract for which Seaboard bears a concentrated credit risk as this customer, from time to time, has significant past due balances. No other division has sales to a few customers which, if lost, would have a material adverse effect on any such division or on Seaboard taken as a whole.

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

     Competition for the Turkey Segment comes from a variety of national and regional producers and processors and is based primarily on product quality, customer service and price. Butterball ranks as one of the nation's top three turkey producers (based on live production).

     (xi) Research and Development Activities

     Seaboard   and  its  Turkey  Segment  conducts  research   and
     development   activities  focused  on   various   aspects   of

     Seaboard's vertically integrated pork and turkey processing system, including improving product quality, production processes, animal genetics, nutrition and health. Incremental costs incurred to perform these tests are expensed as incurred and are not material to operating results.

     (xii)     Environmental Compliance

     Seaboard and its Turkey Segment are subject to numerous Federal, state and local provisions relating to the environment which require the expenditure of funds in the ordinary course of business. Seaboard and its Turkey Segment do not anticipate making expenditures for these purposes, which, in the aggregate would have a material or significant
     effect  on  Seaboard's  financial  condition  or  results   of
     operations.

     (xiii)    Number of Persons Employed by Registrant

     As of December 31, 2010, Seaboard, excluding non-consolidated affiliates, had 10,865 employees, of whom 5,778 were employed in the United States. Approximately 2,000 employees in Seaboard's Pork Division were covered by collective bargaining agreements as of December 31, 2010. Seaboard considers its employee relations to be satisfactory.

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

Seaboard considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located to be satisfactory, but foreign operations in lesser-developed countries are subject to risks of doing business such as potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, sales price controls, currency inconvertibility and devaluation, and currency exchange controls. To minimize certain of these risks, Seaboard has insured certain investments in its affiliate flour mills in Democratic Republic of Congo, Haiti, Lesotho, Republic of Congo and Zambia, to the extent available and deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government. At the date of this report, Seaboard is not aware of any situations which could have a material effect on Seaboard's business, although the January 2010 earthquake in Haiti could result in civil unrest over a period of time if local conditions do not improve from continuing poor conditions.

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

         -    product tampering; and

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

  (3)  Deterioration  of Economic Conditions Could Negatively Impact
       Seaboard's  Business.   Seaboard's  business may be adversely
       affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our meat products, grains and shipping services, or the cost and availability of our needed raw
       materials  and  packaging   materials,   thereby   negatively
       affecting our financial results.  The current    national and
       global economic conditions, could, among other things:

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

         -    war, piracy and terrorism.

       All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of Seaboard's vessels were involved in an accident, the resulting media coverage could have a material adverse effect on Seaboard's business, financial condition and results of operations.

  (5) Seaboard's Common Stock is Thinly Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held (73.5% is collectively owned by Seaboard Flour and SFC Preferred LLC, which are owned by S. Bresky and other members of the Bresky family) and thinly traded on a daily basis on the NYSE Amex Equities. Accordingly, the price of a share of common stock can fluctuate more significantly from day-to-day than that of a share of widely held stock that is actively traded on a daily basis.

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

  (3) Seaboard May be Unable to Obtain Appropriate Personnel at Remote Locations. The remote locations of the pork processing plant and live hog operations, and a more restrictive national policy on immigration could negatively affect the availability and cost of labor. Seaboard is dependent on having sufficient properly trained operations personnel. Attracting and retaining qualified personnel is important to Seaboard's success. The inability to acquire and retain the services of such personnel could have a material adverse effect on Seaboard's operations.

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

  (7) If Seaboard's Pork Products Become Contaminated, We May be Subject to Product Liability Claims and Product Recalls. Pork products may be subject to contamination by disease producing organisms. These organisms are generally found in
       the  environment  and   as   a   result,  regardless  of  the
       manufacturing practices employed, there is a risk that they could be present in Seaboard's processed pork products as a
       result of food processing.   Once  contaminated products have
       been shipped for distribution, illness and death may result if the organisms are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead
       to increased risk of exposure to product liability    claims,
       product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on
       Seaboard's  business,  reputation,   prospects,   results  of
       operations and financial condition.

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

 (10) Discontinuation of Tax Credits for Biodiesel Could Adversely Affect Seaboard's Results of Operations. Seaboard obtains Federal and State tax credits for the biodiesel it produces and sells. The Federal tax credit expired on
       December  31,  2009,  but  was renewed  by  Congress  in late
       December 2010 retroactive to January 1, 2010 with a new expiration date of December 31, 2011. If Congress does not extend this tax credit beyond 2011 and other factors including government mandates to use biofuels don't create sufficient demand, Seaboard's results of operations could be adversely affected and the recorded value of property, plant and equipment related to the biodiesel processing facility could be impaired.

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

(d) Marine Division

  (1)  The   Demand  for  Seaboard's Marine Division's Services  Are
       Affected by International Trade and Fluctuating Freight Rates. This division provides containerized cargo shipping services primarily from the United States to twenty-six different countries in the Caribbean Basin, Central and South America. In addition to the risks of overseas operations mentioned in clause (a)(2) above, fluctuations in economic conditions,
       unstable  or  hostile  local  political  situations  in   the
       countries in which Seaboard operates can affect import/export trade volumes and the price of container freight rates and adversely affect Seaboard's results of operations.

  (2) Chartered Ships Are Subject to Fluctuating Rates. Time charter expenses are one of the division's largest expenses. Certain ships are under charters longer than one year while others are less than one year. These costs can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a charter contract for more or less than one year will be favorable to Seaboard's business. Accordingly, entering into long-term charter hire contracts during periods of decreasing charter hire costs or short term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on Seaboard's results of operation.

  (3) Increased Fuel Prices May Adversely Affect Seaboard's Business. Ship fuel expenses are one of the division's largest expenses. These costs can vary greatly from year-to-year depending on world fuel prices. Also, but to a lesser extent, fuel price increases can impact the cost of inland transportation costs.

  (4) Hurricanes May Disrupt Operations in the Caribbean Basin. Seaboard's port operations throughout the Caribbean Basin can be subject to disruption due to hurricanes, especially at Seaboard's major ports in Miami, Florida and Houston, Texas, which could have an adverse effect on our results of operations.

  (5) Seaboard is Subject to Complex Laws and Regulations that May Adversely Affect the Revenues, Cost, Manner or Feasibility of Doing Business. Federal, state and local laws and domestic and international regulations governing worker health and safety, environmental protection, port and terminal security, and the operation of vessels significantly affect Seaboard's operations, including rate discussions and other related arrangements. Many aspects of the marine industry, including rate agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, and to regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions or the suspension or termination of Seaboard's operations or detention of its vessels. In addition, future changes in laws, regulations and standards, including allowed freight rate discussions and other related arrangements, may result in additional costs or a reduction in revenues.

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

  (4) Labor Relations. This division is dependent on unionized labor at its single sugar mill in Argentina. The current nature of the political environment in Argentina makes normal
       labor  relations  very  challenging.   Contributing  to   the
       situation are the policies of Argentina's National Government, the failure of the Argentine courts to enforce contractual
       obligations  with   unions   and   basic   property   rights.
       Interruptions in production as a result of labor   unrest can
       adversely impact the quantity of sugar cane harvested and the amount of sugar and alcohol produced and can interfere with the distribution of products stored at the facility in the Salta Province.

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

  (3) Seaboard could Incur Significant Damages if it Fails to Meet Obligations Under A Power Barge Sale Agreement. Seaboard's agreement to sell its Dominican Republic barges requires that it meet certain performance standards at closing. If these standards are not met, Seaboard would be in breach of the agreement and may incur significant damages for that breach.

(g) Turkey Segment

  (1) Fluctuations in Commodity Turkey Prices Could Adversely Affect the Results of Operations. Sales prices for turkey products are directly affected by both domestic and world wide supply and demand for turkey products which are determined by constantly changing market forces of supply and demand as well as other factors over which Butterball has little or no control. Butterball's results of operations and Seaboard's investment in Butterball could be adversely affected by fluctuations in the turkey commodity prices.

  (2) Increases in Costs of Turkey's Feed Components and Turkey Purchases Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising turkeys and can be materially affected by commodity price fluctuations for corn, soybean meal, and
       other commodity grain inputs.   Butterball's results may   be
       negatively affected by increased costs of the feed components. The recent increase in construction and operation of ethanol plants has elevated this risk as it has increased the
       competing  demand   for feed ingredients,    primarily  corn.
       Butterball attempts to manage some of these risks through the use of financial instruments; however this may also limit its
       ability   to  participate  in gains from favorable  commodity
       fluctuations.  Unless wholesale turkey prices correspondingly
       increase,  increases  in  the  prices of  Butterball's   feed
       components would adversely affect Butterball's results of operations and Seaboard's investment in Butterball.

  (3) Decreased Perception of Value in the Butterball's Brand Could Adversely Affect Sales Quantity and Price of Butterball Products. Butterball is a premium brand name, built on a long history of offering a quality product that has been differentiated in the market. The value of the Butterball brand allows for sales of a higher unit price than other turkey products. In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts. In addition, negative news reports for any reason in a variety of areas on the company or the turkey/poultry industry could negatively impact this brand perception and Butterball's results of operation and the value of Seaboard's investment in Butterball.

  (4) The Loss of Butterball's Primary Further Processing Facility Could Adversely Affect Butterball's Business. Although Butterball has five processing plants, Butterball is disproportionately dependent on the continued operation of the further processing plant in Mt. Olive, North Carolina that handles the significant production of further processed turkey products. The loss of or damage to this facility for any reason - including fire, tornado, governmental action or other reason - could adversely affect the results of operation for Butterball and the value of Seaboard's investment in Butterball.

  (5) If Butterball's Turkey Products Become Contaminated, the Company May be subject to Product Liability Claims and Product Recalls. Turkey products may be subject to contamination by disease producing organisms. These organisms are generally found in the environment and as a result, there is a risk that they may contaminate products. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on the company's business, reputation, and prospects. This could adversely affect the results of operations and financial condition of Butterball and the value of the Seaboards investment in Butterball.

  (6)  Health  Risk  to  Poultry  Could Adversely Affect Production,
       the Supply of Raw Materials and Butterball's Business. Butterball is subject to risks relating to its ability to maintain animal health and control diseases. The general health of the turkeys and reproductive performance can have an adverse impact on production and production costs, the supply of raw material to Butterball's processing operations and consumer confidence. If Butterball's turkeys are affected by disease, Butterball may be required to destroy infected birds, which could adversely affect Butterball's production or ability to sell or export its products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Butterball food products, resulting in an adverse affect on Butterball's results of operations and the value of Seaboards investment in Butterball.

  (7) Butterball May be Unable to Obtain Appropriate Personnel at Remote Locations. The remote locations of some of the turkey processing plants and live turkey operations along with a more restrictive national policy on immigration could negatively affect the availability and cost of labor. Butterball is dependent on having sufficient properly trained operations personnel. Attracting and retaining qualified personnel is important to Butterball's success. The inability to acquire and retain the services of such personnel could have a material adverse effect on Butterball's operations and the value of Seaboards investment in Butterball.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

(1) Pork - Seaboard's Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995. It has a daily double shift capacity to process approximately 19,400 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard's hog production operations consist of the breeding and raising of approximately 4.0 million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This business owns and operates six centrally located feed mills which have a combined capacity to produce approximately 1,700,000 tons of formulated feed annually used primarily to support Seaboard's existing hog production, and have the capability of supporting additional hog production in the future. These facilities are located in Oklahoma, Texas, Kansas and Colorado.

Seaboard's Pork Division also owns two bacon further processing plants located in Salt Lake City, Utah and Missoula, Montana. These plants are utilized near capacity throughout the year, which is a combined daily smoking capacity of approximately 300,000 pounds of raw pork bellies. The Pork Division also operates a majority-owned ham-boning and processing plant in Mexico that has the capacity to process 74.0 million pounds of ham annually.

The Pork Division owns a processing plant in Guymon, Oklahoma with the capacity to produce 30.0 million gallons of biodiesel annually, which is currently produced from pork fat from Seaboard's Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities. The facility can also produce biodiesel from vegetable oil.

(2) Commodity Trading and Milling - Seaboard's Commodity Trading and Milling Division owns, in whole or in part, grain-processing and related agribusiness operations in 14 countries which have the capacity to mill approximately 6,400 metric tons of wheat and maize per day. In addition, Seaboard has feed mill capacity of in excess
of  200  metric tons per hour to produce formula animal feed.   The
milling operations located in Colombia, Democratic Republic of Congo, Ecuador, Guyana, Haiti, Kenya, Lesotho, Nigeria, Republic of Congo, Sierra Leone, Uganda and Zambia own their facilities; and in Kenya, Lesotho, Nigeria, Republic of Congo and Sierra Leone the land on which the mills are located is leased under long-term
agreements.    Certain foreign milling operations  may  operate  at
less than full capacity due to low demand related to poor consumer purchasing power, excess milling capacity in their competitive
environment  and European-subsidized wheat and flour  exports.   In
addition, this division also has an investment through non-consolidate affiliates in poultry businesses operating in parts of Eastern and Southern Africa. Seaboard also owns seven 9,000 metric-ton deadweight dry bulk carriers, one 23,400 metric ton deadweight dry bulk carrier, and "time charters" (the charter of a vessel, whereby the vessel owner is responsible to provide the captain and crew necessary to operate the vessel) under short-term agreements, between 13 and 44 bulk carrier ocean vessels with deadweights ranging from 500 to 44,000 metric tons.

(3) Marine - Seaboard's Marine Division leases a 135,000 square foot off-port warehouse and 81 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations. Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling approximately 690,000 square feet for cargo storage. At December 31, 2010, Seaboard owned 10 ocean cargo vessels with deadweights ranging from 2,600 to 19,500 metric tons and time chartered 29 vessels under contracts that typically range from approximately five months to two years with deadweights ranging from 3,400 to nearly 26,500 metric tons. Seaboard also owns or leases dry, refrigerated and specialized containers and other related equipment.

(4) Sugar - Seaboard's Argentine Sugar Division owns more than 60,000 acres of planted sugarcane. Depending on local market conditions, this business also purchases third party sugar for resale. In addition, this division owns a sugar mill with a current capacity to process approximately 250,000 metric tons of sugar and an alcohol distillery with a current capacity of approximately 14 million gallons of alcohol per year. This capacity is sufficient to process all of the cane harvested by this division and certain additional quantities purchased from third party farmers in the region. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar produced. During the second quarter of 2011, it is anticipated that construction will be completed on a 40 megawatt cogeneration power plant.

(5) Power - Seaboard's Power Division owns two floating electric power generating facilities, consisting of a system of diesel engines mounted onto barge-type vessels, with a combined rated capacity of approximately 112 megawatts, both located on the Ozama River in Santo Domingo, Dominican Republic. Seaboard operates as an independent power producer. Seaboard is not directly involved in the transmission and distribution facilities that deliver the power to the end users but does have contracts to sell directly to third party users. See "Status of Product or Segment" under Item 1 of this report for discussion of the sale of the two barges and the construction of a new replacement power barge.

(6) Turkey - Seaboard's Turkey Segment has a total of seven processing plants and numerous company and third party live production facilities and feed milling operations, all of which are located in Arkansas, Colorado, Kansas, Missouri and North Carolina. These plants produce approximately one billion pounds of turkey each year.

(7) Other - Seaboard owns a jalapeno pepper processing plant and warehouse in Honduras.

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

Name (Age)                 Positions and Offices with Registrant and Affiliates

Steven J. Bresky (57)      President and Chief Executive Officer

Robert L. Steer  (51)      Senior Vice President, Chief Financial Officer

David M. Becker  (49)      Vice President, General Counsel and Secretary

Barry E. Gum (44)          Vice President, Finance and Treasurer

James L. Gutsch (57)       Vice President, Engineering

Ralph L. Moss (65)         Vice President, Governmental Affairs

David S. Oswalt (43)       Vice President, Taxation and Business Development

David H. Rankin (39)       Vice President

Ty A. Tywater (41)         Vice President, Audit Services

John A. Virgo (50)         Vice President, Corporate Controller and
                           Chief Accounting Officer

Rodney K. Brenneman (46)   President, Seaboard Foods, LLC

David M. Dannov (49)       President, Seaboard Overseas and Trading Group

Edward A. Gonzalez (45)    President, Seaboard Marine Ltd.

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

Mr. Gum has served as Vice President, Finance and Treasurer of Seaboard since December 2006 and previously as Vice President, Finance from 2003-2006.

Mr. Gutsch has served as Vice President, Engineering of Seaboard since December 1998.

Mr. Moss has served as Vice President, Governmental Affairs of Seaboard since December 2003.

Mr. Oswalt has served as Vice President, Taxation and Business Development of Seaboard since December 2003.

Mr.  Rankin has served as Vice President of Seaboard since December
2010   and   previously  as  Director  of  Taxation  and   Business
Development since January 2006.

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

Mr. Gonzalez has served as President of Seaboard Marine, Ltd. since
January 2005.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In December 2010, Seaboard declared and paid a dividend of $6.75 per share on its common stock. The increased amount of the dividend (which has historically been $0.75 per share on a quarterly basis or $3.00 per share on an annual basis) represented payment of the regular fourth quarter dividend of $0.75 per share and a prepayment of the annual 2011 and 2012 dividends ($3.00 per share per year). Seaboard does not intend to declare any further dividends for the years 2011 and 2012. As discussed in Note 8 of the consolidated financial statements appearing on pages 45 and 46 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report (which discussion is incorporated herein by reference), Seaboard's ability to declare and pay dividends is subject to limitations imposed by the note agreements referred to there.

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

In addition to the information provided above, the information required by Item 5 of Form 10-K is incorporated herein by reference to (a) the information under "Stockholder Information - Stock Listing," (b) the dividends per common share information and closing market price range per common share information under "Quarterly Financial Data" and (c) the information under "Company Performance Graph" appearing on pages 60, 10 and 9, respectively, of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Item 6.  Selected Financial Data

The information required by Item 6 of Form 10-K is incorporated herein by reference to the "Summary of Selected Financial Data" appearing on page 8 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 of Form 10-K is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 11 through 25 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item  7A.   Quantitative and Qualitative Disclosures  About  Market
Risk

The information required by Item 7A of Form 10-K is incorporated herein by reference to (a) the material under the captions "Derivative Instruments and Hedging Activities" within Note 1 and 9 of Seaboard's Consolidated Financial Statements appearing on pages 36, 48 and 49 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, and (b) the material under the caption
"Derivative Information" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 24 and 25 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K is incorporated herein by reference to Seaboard's "Quarterly Financial Data," "Report of Independent Registered Public Accounting Firm," "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Equity" and "Notes to Consolidated Financial Statements" appearing on page 10 and pages 27 through 59 of Seaboard's Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item   9.   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of December 31, 2010, Seaboard's management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard's disclosure controls and procedures, as defined in Exchange Act rule 13a - 15(e). Based upon and as of the date of that evaluation, Seaboard's chief executive and chief financial officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

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

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

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

In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under "Item 1: Election of Directors" appearing on pages 5 through 7 of Seaboard's definitive proxy statement filed pursuant to Regulation 14A for the 2010 annual meeting of Stockholders ("2011 Proxy Statement"), (b) the disclosure relating to Seaboard's audit committee and "audit committee financial expert" and its director nomination procedures under "Board of Directors Information --
Committees of the Board -- Audit Committee" and "Board of Directors Information -- Director Nominations" appearing on pages 8 and 9 of the 2011 Proxy Statement, and (c) the disclosure relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 under "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 27 of the 2011 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under "Board of Directors Information -- Compensation of Directors" and "Employment Arrangements with Named Executive Officers" appearing on page 9 and pages 12 and 13 of the 2011 Proxy Statement, and (b) the disclosure relating to compensation of executive officers under "Executive Compensation and Other Information," "Benefit Plans" and "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Compensation Discussion and Analysis" appearing on pages 10 and 11 and pages 13 through 22 of the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.

In addition to the information provided above, the information required by Item 12 of Form 10-K is incorporated herein by reference to the disclosure under "Principal Stockholders" and "Share Ownership of Management and Directors" appearing on pages 3 through 5 of the 2011 Proxy Statement.

Item  13.   Certain  Relationships and  Related  Transactions,  and
Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under "Compensation Committee Interlocks and Insider Participation" appearing on page 22 of the 2011 Proxy Statement, and the disclosure under "Board of Directors Information - Controlled Corporation" and "Board of Directors Information - Committees of the Board" appearing on pages 7 and 8 of the 2011 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to the disclosure under "Item 2 Selection of Independent Auditors" appearing on pages 25 through 27 of the 2011 Proxy Statement.

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

     4.6 Amendment No. 1 to Credit Agreement between Borrowers and Bank of America N.A., dated December 17, 2010.

   10.1* Seaboard  Corporation  409A  Executive   Retirement   Plan
         Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Executive Retirement Plan, 2005 Amendment and Restatement dated March 6, 2006. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-K for fiscal year ended December 31, 2008.

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

  10.23* Seaboard    Corporation     Cash     Balance     Executive
         Retirement Plan effective January 1, 2009 and dated December 18, 2009. Incorporated herein by reference to
         Exhibit 10.23 of Seaboard's Form 10-K for fiscal year ended December 31, 2009.

  10.24* Seaboard   Marine Ltd. 401(k)  Excess    Plan    effective
         January 1, 2009 and dated December 18, 2009. Incorporated herein by reference to Exhibit 10.2 of Seaboard's Form 10-K for fiscal year ended December 31, 2009.

  10.25* Amendment    No.  1   to  the  Seaboard  Corporation  Non-
         Qualified Deferred Compensation Plan effective January 1, 2009 and dated December 17, 2009. Incorporated herein by reference to Exhibit 10.2 of Seaboard's Form 10-K for fiscal year ended December 31, 2009.

  10.26  Engineering,    Procurement   and   Construction  Contract
         dated as of August 17, 2010 by and between Seaboard Corporation and Wartsila Finland OY. Incorporated herein by reference to Exhibit 10.1 of Seaboard's Form 10-Q for the quarter ended October 2, 2010.

  10.27 Purchase Agreement by and among Seaboard Corporation, Maxwell Farms, LLC, Goldsboro Milling Company and GM Acquisition, LLC as of September 9, 2010.

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

                      SEABOARD CORPORATION

By /s/Steven J. Bresky                  By  /s/Robert L. Steer
   Steven J. Bresky, President and      Robert L. Steer, Senior Vice President,
   Chief Executive Officer              Chief Financial Officer (principal
   (principal executive officer)        financial officer)

Date: March 9, 2011                     Date: March 9, 2011



By /s/John A. Virgo
   John A. Virgo, Vice President, Corporate
   Controller and Chief Accounting Officer
   (principal accounting officer)

Date: March 9, 2011



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

By /s/Steven J. Bresky                  By  /s/Edward I. Shifman, Jr.
   Steven J. Bresky, Director and           Edward I. Shifman, Jr., Director
   Chairman of the Board

Date: March 9, 2011                     Date: March 9, 2011



By /s/David A. Adamsen                  By  /s/Joseph E. Rodrigues
   David A. Adamsen, Director               Joseph E. Rodrigues, Director

Date: March 9, 2011                     Date: March 9, 2011



By /s/Douglas W. Baena
   Douglas W. Baena, Director

Date:  March 9, 2011

              SEABOARD CORPORATION AND SUBSIDIARIES
     Index to Consolidated Financial Statements and Schedule
                      Financial Statements


                                                           Stockholders'
                                                         Annual Report Page

Report of Independent Registered Public Accounting Firm          27

Consolidated Statement of Earnings for the years
 ended December 31, 2010, December 31, 2009 and
 December 31, 2008                                               29

Consolidated Balance Sheets as of December 31, 2010
 and December 31, 2009                                           30

Consolidated Statement of Cash Flows for the years
 ended December 31, 2010, December 31, 2009 and
 December 31, 2008                                               31

Consolidated Statement of Changes in Equity for the
 years ended December 31, 2010, December 31, 2009 and
 December 31, 2008                                               32

Notes to Consolidated Financial Statements                       33

The foregoing is incorporated herein by reference.

The individual financial statements of the nonconsolidated affiliates, which would be required if each such affiliate were a Registrant, are omitted because (a) Seaboard's and its other subsidiaries' investments in and advances to such affiliates do not exceed 20% of the total assets as shown by the most recent consolidated balance sheet and (b) Seaboard's and its other subsidiaries' equity in the earnings before income taxes and extraordinary items of the affiliates does not exceed 20% of such income of Seaboard and consolidated subsidiaries compared to the average income for the last five fiscal years.

Combined   condensed   financial  information   as   to   assets,
liabilities  and  results of operations have been  presented  for
nonconsolidated   affiliates  in  Note  5  of   "Notes   to   the
Consolidated Financial Statements."

II - Valuation and Qualifying Accounts for the years ended
     December 31, 2010, 2009 and 2008                 F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Seaboard Corporation:

Under date of March 9, 2011, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010, as contained in the annual report on Form 10-K for the year 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   KPMG LLP

Kansas City, Missouri
March 9, 2011


                                                      Schedule II

              SEABOARD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts
                         (In Thousands)



                                           Balance at     Provision     Net deductions   Balance at
                                       beginning of year     (1)              (2)        end of year
Year ended December 31, 2010:

  Allowance for doubtful accounts          $ 7,330          2,771          (1,931)         $ 8,170

Year ended December 31, 2009:

  Allowance for doubtful accounts          $ 7,303          2,088          (2,061)         $ 7,330

Year ended December 31, 2008:

  Allowance for doubtful accounts          $ 8,060            776          (1,533)         $ 7,303

(1)  The allowance for doubtful accounts provision is charged to selling, general and administrative expenses.

(2)  Includes write-offs net of recoveries and currency translation adjustments.
