Form 10-Q
period 2011-04-02
SEABOARD CORP /DE/
filed 2011-05-06
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 2, 2011

                                  OR

  {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from_____________ to _________________

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes
  No

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

     Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No  X .

There were 1,215,879 shares of common stock, $1.00 par value per share, outstanding on April 22, 2011.

                                     Total pages in filing -  22 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                  SEABOARD CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Earnings
        (Thousands of dollars except share and per share amounts)
                              (Unaudited)

                                                       Three Months Ended
                                                      April 2,      April 3,
                                                        2011          2010
Net sales:
   Products (includes sales to affiliates
             of $162,268 and $125,830)              $1,197,622    $  772,587
   Services                                            238,212       214,720
   Other                                                32,345        32,969
Total net sales                                      1,468,179     1,020,276

Cost of sales and operating expenses:
   Products                                          1,049,797       691,156
   Services                                            206,218       185,728
   Other                                                27,058        27,376
Total cost of sales and operating expenses           1,283,073       904,260

Gross income                                           185,106       116,016

Selling, general and administrative expenses            54,830        48,550

Operating income                                       130,276        67,466

Other income (expense):
   Interest expense                                     (1,516)       (2,316)
   Interest income                                       2,297         3,317
   Interest income from affiliates                       3,833           139
   Income from affiliates                                6,162         4,888
   Other investment income, net                          2,340         3,044
   Foreign currency gain, net                            4,764            38
   Miscellaneous, net                                      788           194
Total other income, net                                 18,668         9,304

Earnings before income taxes                           148,944        76,770

Income tax expense                                     (32,251)      (14,107)

Net earnings                                        $  116,693    $   62,663
   Less: Net loss attributable to noncontrolling
         interests                                         171           115
Net earnings attributable to Seaboard               $  116,864    $   62,778

Earnings per common share                           $    96.11    $    50.84

Dividends declared per common share                 $        -    $     0.75

Average number of shares outstanding                 1,215,879     1,234,710

    See accompanying notes to condensed consolidated financial statements.

                     SEABOARD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Thousands of dollars)
                                 (Unaudited)

                                                   April 2,     December 31,
                                                     2011           2010
                      Assets

Current assets:
   Cash and cash equivalents                     $   34,463     $   41,124
   Short-term investments                           300,210        332,205
   Receivables, net of allowance                    456,052        359,944
   Inventories                                      547,420        533,761
   Deferred income taxes                             18,497         18,393
   Deferred costs                                         -         84,141
   Other current assets                             142,927        115,844
Total current assets                              1,499,569      1,485,412

Investments in and advances to affiliates           341,020        331,322
Net property, plant and equipment                   718,546        701,131
Note receivable from affiliate                       92,631         90,109
Goodwill                                             40,628         40,628
Intangible assets, net                               19,684         19,746
Other assets                                         67,701         65,738
Total assets                                     $2,779,779     $2,734,086

           Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                        $  120,961     $   78,729
   Current maturities of long-term debt               1,711          1,697
   Accounts payable                                 120,332        146,265
   Deferred revenue                                  41,160        122,344
   Deferred revenue from affiliates                  34,537         38,719
   Other current liabilities                        236,487        250,441
Total current liabilities                           555,188        638,195

Long-term debt, less current maturities             106,640         91,407
Deferred income taxes                                68,605         75,695
Other liabilities                                   154,604        150,540
Total non-current and deferred liabilities          329,849        317,642

Stockholders' equity:
  Common stock of $1 par value,
    Authorized 1,250,000 shares;
    issued and outstanding 1,215,879 shares           1,216          1,216
  Accumulated other comprehensive loss             (124,060)      (123,907)
  Retained earnings                               2,014,761      1,897,897
Total Seaboard stockholders' equity               1,891,917      1,775,206
  Noncontrolling interests                            2,825          3,043
Total equity                                      1,894,742      1,778,249
Total liabilities and stockholders' equity       $2,779,779     $2,734,086

   See accompanying notes to condensed consolidated financial statements.

                   SEABOARD CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                          (Thousands of dollars)
                                (Unaudited)

                                                           Three Months Ended
                                                          April 2,    April 3,
                                                            2011        2010

Cash flows from operating activities:
   Net earnings                                          $ 116,693   $  62,663
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                        20,274      21,853
       Income from affiliates                               (6,162)     (4,888)
       Other investment income, net                         (2,340)     (3,044)
       Deferred income taxes                                (6,897)        478
       Pay-in-kind interest on note receivable from
        affiliate                                           (2,521)          -
       Other                                                   225        (519)
   Changes in current assets and liabilities:
        Receivables, net of allowance                      (96,552)    (47,592)
        Inventories                                        (14,261)     66,404
        Other current assets                                58,418     (23,145)
        Current liabilities, exclusive of debt            (125,463)      1,873
   Other, net                                                3,701       3,458
Net cash from operating activities                         (54,885)     77,541

Cash flows from investing activities:
   Purchase of short-term investments                      (38,664)   (187,625)
   Proceeds from the sale of short-term investments         67,000     142,788
   Proceeds from the maturity of short-term investments      3,985      11,150
   Investments in and advances to affiliates, net           (3,637)     (7,652)
   Capital expenditures                                    (39,029)    (16,342)
   Other, net                                                   99       1,145
Net cash from investing activities                         (10,246)    (56,536)

Cash flows from financing activities:
   Notes payable to banks, net                              42,232     (14,301)
   Proceeds from the issuance of long-term debt             15,345           -
   Principal payments of long-term debt                        (96)       (843)
   Repurchase of common stock                                    -      (7,149)
   Dividends paid                                                -        (925)
   Other, net                                                   53          80
Net cash from financing activities                          57,534     (23,138)

Effect of exchange rate change on cash                         936        (109)

Net change in cash and cash equivalents                     (6,661)     (2,242)

Cash and cash equivalents at beginning of year              41,124      61,857

Cash and cash equivalents at end of period               $  34,463   $  59,615

      See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries ("Seaboard"). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard's investments in non-consolidated affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2010 as filed in its Annual Report on Form 10-K. Seaboard's first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard's year-end is December 31.

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

Note Receivable from Affiliate

Seaboard has a note receivable from an affiliate (Butterball, LLC) in the amount of $92,631,000 at April 2, 2011. Seaboard monitors the credit quality of this note receivable by obtaining and reviewing financial information for this affiliate on a monthly basis and by having Seaboard representatives serve on the Board of Directors of this affiliate. Seaboard recognized $2,521,000 of pay-in-kind interest in the first quarter of 2011 related to this note receivable.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for doubtful accounts, valuation of inventories, impairment of long-lived assets, goodwill and other intangible assets, income taxes and accrued pension liability. Actual results could differ from those estimates.

Note 2- Investments

Seaboard's short-term investments are treated as either available-for-sale securities or trading securities. All of Seaboard's available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard's current operating needs. Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in the statement of earnings.

As of April 2, 2011 and December 31, 2010, the available-for-sale investments primarily consisted of money market funds, fixed rate municipal notes and bonds, corporate bonds, fixed income mutual funds and U.S. Government obligations. At April 2, 2011, money market funds included $73,031,000 denominated in Euros. At April 2, 2011 and
December 31, 2010, amortized cost and estimated fair value were not materially different for these investments.

As of April 2, 2011, the trading securities primarily consisted of high yield debt securities. Unrealized net gains related to trading securities were $330,000 and $87,000 for the three months ended April 2, 2011 and April 3, 2010, respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at April 2, 2011 and December 31, 2010.

                                              2011                  2010
                                     Amortized     Fair    Amortized     Fair
(Thousands of dollars)                  Cost      Value       Cost      Value

Corporate bonds                      $ 92,006   $ 93,143   $ 86,182   $ 87,401
Money market funds                     74,269     74,269    110,164    110,164
Fixed income mutual funds              60,334     60,490     60,256     60,302
Fixed rate municipal notes and bonds   20,819     20,927     20,564     20,648
U.S. Government agency securities      15,849     15,750     17,503     17,514
Variable rate demand notes              3,000      3,000          -          -
U.S. Treasury securities                2,446      2,445      7,139      7,148
Asset backed debt securities            2,364      2,364      2,847      2,848
Other                                   2,360      2,364      2,360      2,355
Total available-for-sale short-term
 investments                          273,447    274,752    307,015    308,380
High yield trading debt securities     20,369     21,848     19,447     20,783
Other trading debt securities           3,317      3,610      2,807      3,042
Total available-for-sale and
 trading short term investments      $297,133   $300,210   $329,269   $332,205

The  following table summarizes the estimated fair value of fixed rate
securities   designated  as  available-for-sale  classified   by   the
contractual maturity date of the security as of April 2, 2011.

(Thousands of dollars)                                                   2011

Due within one year                                                   $ 19,515
Due after one year through three years                                  66,724
Due after three years                                                   21,366
  Total fixed rate securities                                         $107,605

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard's deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 - Inventories

The following is a summary of inventories at April 2, 2011 and December 31, 2010:

                                                          April 2, December 31,
(Thousands of dollars)                                      2011      2010

At lower of LIFO cost or market:
  Live hogs and materials                                 $208,870  $200,600
  Fresh pork and materials                                  33,077    24,779
                                                           241,947   225,379
  LIFO adjustment                                          (32,975)  (24,085)
       Total inventories at lower of LIFO cost or market   208,972   201,294
At lower of FIFO cost or market:
  Grains and oilseeds                                      211,380   203,232
  Sugar produced and in process                             51,431    50,190
  Other                                                     41,561    44,013
       Total inventories at lower of FIFO cost or market   304,372   297,435
Grain, flour and feed at lower of weighted average
 cost or market                                             34,076    35,032
           Total inventories                              $547,420  $533,761

As of April 2, 2011, Seaboard had $4,200,000 recorded in grain inventories related to its commodity trading business that are committed to various customers in foreign countries for which customer contract performance is a heightened concern. If Seaboard is unable to collect amounts from these customers as currently estimated or Seaboard is forced to find other customers for a portion of this inventory, it is possible that Seaboard could incur a material write-down in the value of this inventory if Seaboard is not successful in selling at the current carrying value. During the first quarter of 2011, Seaboard incurred a write-down of $1,698,000 (with no tax benefit recognized), or $1.40 per share, related to these types of inventories.

Note 4 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's U.S. federal income tax returns have been reviewed through the 2004 tax year. The statute of limitations has expired on the 2005 tax year. Seaboard's 2006-2009 U.S. income tax returns are currently under IRS examination. There have not been any material changes in unrecognized income tax benefits since December 31, 2010. Interest related to unrecognized tax benefits and penalties was not material for the three months ended April 2, 2011.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of April 2, 2011 and also the level within the fair value hierarchy used to measure each category of assets. Seaboard uses the end of the reporting period to determine if there were any transfers between levels. There were no transfers between levels that occurred in the first quarter of 2011. The trading securities classified as other current assets below are assets held for Seaboard's deferred compensation plans.

                                             Balance
                                             April 2,
(Thousands of dollars)                         2011   Level 1  Level 2  Level 3

 Assets:
Available-for-sale securities - short-term
 investments:
 Corporate bonds                            $ 93,143   $      - $ 93,143   $  -
 Money market funds                           74,269     74,269        -      -
 Fixed income mutual funds                    60,490     60,490        -      -
 Fixed rate municipal notes and bonds         20,927          -   20,927      -
 U.S. Government agency securities            15,750          -   15,750      -
 Variable rate demand notes                    3,000          -    3,000      -
 U.S. Treasury securities                      2,445          -    2,445      -
 Asset backed debt securities                  2,364          -    2,364      -
 Other                                         2,364          -    2,364      -
Trading securities - short-term investments:
 High yield debt securities                   21,848          -   21,848      -
 Other debt securities                         3,610          -    3,610      -
Trading securities - other current assets:
 Domestic equity securities                   14,857     14,857        -      -
 Foreign equity securities                     9,222      4,784    4,438      -
 Fixed income mutual funds                     4,936      4,936        -      -
 Money market funds                            3,494      3,494        -      -
 U.S. Treasury securities                      2,257          -    2,257      -
 U.S. Government agency securities             1,972          -    1,972      -
 Other                                           179        154       25      -
Derivatives:
 Commodities                                  16,602     16,475      127      -
 Interest rate swaps                           1,977          -    1,977      -
 Foreign currencies                               22          -       22      -
 Total Assets                               $355,728   $179,459 $176,269   $  -

 Liabilities:
Derivatives:
 Commodities(1)                             $ 14,917   $ 14,917 $      -   $  -
 Interest rate swaps                             497          -      497      -
 Foreign currencies                            7,672          -    7,672      -
 Total Liabilities                          $ 23,086   $ 14,917 $  8,169   $  -

     (1) Excludes $11,912 of option proceeds resulting in a net liability of $3,005 as of April 2, 2011.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and also the level within the fair value hierarchy used to measure each category of assets.

                                            Balance
                                          December 31,
(Thousands of dollars)                         2010   Level 1  Level 2  Level 3

  Assets:
Available-for-sale securities - short-term
 investments:
   Money market funds                       $110,164   $110,164 $      -   $  -
   Corporate bonds                            87,401          -   87,401      -
   Fixed income mutual funds                  60,302     60,302        -      -
   Fixed rate municipal notes and bonds       20,648          -   20,648      -
   U.S. Government agency securities          17,514          -   17,514      -
   U.S. Treasury securities                    7,148          -    7,148      -
   Asset backed debt securities                2,848          -    2,848      -
   Other                                       2,355          -    2,355      -
Trading securities- short term investments:
   High yield debt securities                 20,783          -   20,783      -
   Other debt securities                       3,042          -    3,042      -
Trading securities - other current assets:
   Domestic equity securities                 13,332     13,332        -      -
   Foreign equity securities                   8,157      4,131    4,026      -
   Fixed income mutual funds                   3,758      3,758        -      -
   Money market funds                          3,208      3,208        -      -
   U.S. Treasury securities                    2,732          -    2,732      -
   U.S. Government agency securities           1,371          -    1,371      -
   Other                                         183        157       26      -
Derivatives:
   Commodities                                15,966     15,958        8      -
   Interest rate swaps                         1,410          -    1,410      -
   Foreign currencies                            120          -      120      -
   Total Assets                             $382,442   $211,010 $171,432   $  -

   Liabilities:
Derivatives:
   Commodities (1)                          $ 9,170    $  9,170 $      -   $  -
   Interest rate swaps                        1,161           -    1,161      -
   Foreign currencies                        11,652           -   11,652      -
 Total Liabilities                          $21,983    $  9,170 $ 12,813   $  -

      (1) Excludes $5,163 of option proceeds resulting in a net liability of $4,007 as of December 31, 2010.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. The amortized cost and estimated fair values of investments and long-term debt at April 2, 2011 and December 31, 2010 are presented below.

                                              2011                  2010
                                    Amortized      Fair    Amortized     Fair
(Thousands of dollars)                 Cost       Value       Cost      Value

Short-term investments,
 available-for-sale                  $273,447    $274,752   $307,015   $308,380
Short-term investments,
 trading debt securities               23,686      25,458     22,254     23,825
Long-term debt                        108,351     111,343     93,104     96,438

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Since these derivatives and interest rate exchange agreements discussed below, are not accounted for as hedges, fluctuations in the related commodity prices, currency exchange rates and interest rates could have a material impact on earnings in any given period. The nature of Seaboard's market risk exposure has not changed materially since December 31, 2010.

Commodity Instruments

Seaboard uses various grain, meal, hog, and energy resource related futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At April 2, 2011, Seaboard had open net derivative contracts to purchase 5,854,000 bushels of grain, 3,240,000 pounds of hogs, 91,000 tons of soybean meal and 22,080,000 pounds of soybean oil and open net derivative contracts to sell 4,032,000 gallons of heating oil. At December 31, 2010, Seaboard had open net derivative contracts to purchase 5,880,000 bushels of grain, 2,900 tons of soybean meal and 43,240,000 pounds of hogs and open net derivative contracts to sell 1,806,000 gallons of heating oil. From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements. Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings.

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

At April 2, 2011, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $209,246,000 primarily related to the South African Rand.

At December 31, 2010, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $183,042,000 primarily related to the South African Rand.

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

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts. Seaboard's foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $22,000 with two counterparties. Seaboard's interest rate swaps have a maximum amount of loss due to credit risk in the amount of $1,977,000 with two counterparties. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statement of Earnings for the three months ended April 2, 2011 and April 3, 2010.

(Thousands of dollars)

                                           April 2, 2011     April 3, 2010
                       Location of Gain    Amount of Gain    Amount of Gain
                          or (Loss)           or (Loss)         or (Loss)
                          Recognized         Recognized        Recognized
                          in Income          in Income         in Income

Commodities           Cost of sales            $13,986          $16,068
Foreign currencies    Cost of sales              8,787           (4,294)
Foreign currencies    Foreign currency            (136)             (25)
Interest rate         Miscellaneous, net           519                -

The following table provides the fair value of each type of derivative held as of April 2, 2011 and December 31, 2010 and where each derivative is included on the Condensed Consolidated Balance Sheets.


(Thousands of dollars)            Asset Derivatives                              Liability Derivatives
                          Balance             Fair Value                   Balance              Fair Value
                           Sheet          April 2,  December 31,            Sheet           April 2,  December 31,
                          Location          2011       2010                Location           2011        2010
Commodities         Other current assets  $16,602    $15,966      Other current liabilities $14,917(1)  $ 9,170
Foreign currencies  Other current assets       22        120      Other current liabilities   7,672      11,652
Interest rate       Other current assets    1,977      1,410      Other current liabilities     497       1,161

  (1) Excludes $11,912 of option proceeds resulting in a net liability of $3,005  as of April 2, 2011.


Note 6 - Employee Benefits

Seaboard maintains two defined benefit pension plans for its domestic salaried and clerical employees. At this time, no contributions are expected to be made to these plans in 2011. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost for all of these plans was as follows:

                                                    Three Months Ended
                                                    April 2,  April 3,
(Thousands of dollars)                                2011      2010

Components of net periodic benefit cost:
  Service cost                                   $   1,927  $  1,611
  Interest cost                                      2,294     2,162
  Expected return on plan assets                    (1,635)   (1,534)
  Amortization and other                             1,051     1,003
  Net periodic benefit cost                      $   3,637  $  3,242

Note 7 - Commitments and Contingencies

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of April 2, 2011, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,354,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of April 2, 2011, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $42,578,000 and $8,161,000, respectively. Included in these amounts are LCs totaling $26,385,000, which support the Industrial Development Revenue Bonds included as long-term debt and $20,221,000 of LCs related to insurance coverages.

Note 8 - Stockholders' Equity and Accumulated Other Comprehensive Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                                Three Months Ended
                                                April 2,   April 3,
(Thousands of dollars)                            2011       2010

Net earnings                                   $116,693   $ 62,663
Other comprehensive income
net of applicable taxes:
Foreign currency translation adjustment            (593)    (1,392)
Unrealized gain on investments                       99     (1,100)
Unrecognized pension cost                           341        713

Total comprehensive income                     $116,540   $ 60,884

The components of and changes in accumulated other comprehensive loss for the three months ended April 2, 2011 are as follows:

                                                 Balance               Balance
                                               December 31,  Period    April 2,
(Thousands of dollars)                              2010     Change      2011

Cumulative foreign currency translation
 adjustment                                     $ (81,280)   $(593)  $ (81,873)
Unrealized gain on investments                        445       99         544
Unrecognized pension cost                         (43,072)     341     (42,731)

Accumulated other comprehensive loss            $(123,907)   $(153)  $(124,060)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At April 2, 2011, the Sugar segment had $201,936,000 in net assets denominated in Argentine pesos and $43,703,000 in net liabilities denominated in U.S. dollars.

With the exception of the foreign currency translation adjustment to which a 35 percent federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39 percent effective tax rate. In addition, the unrecognized pension cost includes $12,918,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On  November  6, 2009, the Board of Directors authorized  Seaboard  to repurchase from time to time prior to October 31, 2011 up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price. Such purchases may be made by Seaboard or Seaboard may from time to time enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. The stock repurchase will be funded by cash on hand. Shares repurchased will be retired and shall resume the status of authorized and unissued shares. Any stock repurchases will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares to be repurchased at any given time may depend on market conditions, Securities and Exchange Commission regulations and other factors. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard's discretion. For the three months ended April 2, 2011, Seaboard did not repurchase any shares of common stock. As of April 2, 2011, $70,006,000 remained available for repurchase under this program. Also, Seaboard currently does not intend to declare any dividends during 2011 and 2012.

Note 9 - Segment Information

During the second quarter of 2009, Seaboard started operations at its ham-boning and processing plant in Mexico. Since that time, this plant has experienced certain difficulties including challenges facing many U.S. border towns in Mexico. Despite being in operation for over one year and reaching near-capacity production levels, overall margins have been below expectations. Management has implemented various changes related to this operation, and margins improved starting in the fourth quarter of 2010. As of April 2, 2011, Seaboard performed an impairment evaluation of this plant and determined there was no impairment based on management's current cash flow assumptions and probabilities of outcomes. However, if margins from this operation do not meet acceptable levels, there is a possibility that the recorded value of this facility could be deemed impaired during some future period including 2011, which may result in a charge to earnings. The net book value of these assets as of April 2, 2011 was $9,864,000.

In the first quarter of 2011, the Commodity Trading and Milling segment recognized $101,080,000 in net sales related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until 2011.

On April 8, 2011, Seaboard closed the sale of its two floating power generating facilities in the Dominican Republic, the Estrella Del Norte ("EDN") and Estrella Del Mar ("EDM"), for $73,102,000 (net of $3,000,000 placed in escrow for potential dry dock costs). During March 2009, $15,000,000 was paid to Seaboard (recorded as deferred revenue in current liabilities as of April 2, 2011). In the second quarter of 2011, the previously escrowed balance of $55,000,000, less $3,000,000 million to remain in escrow for potential dry dock costs, plus $2,796,000 of escrow earnings and $3,306,000 for various inventory items related to the EDN, was paid to Seaboard. Seaboard ceased depreciation on January 1, 2010 for these two power generating facilities but continued to operate them until March 30, 2011. As of April 2, 2011, the net book value of the two power generating facilities and various inventory items related to EDN was $21,679,000 and is classified as held for sale and inventory in other current assets. Seaboard will recognize a gain on sale of assets of $51,423,000 in operating income in the second quarter of 2011. In late March 2011, the purchaser entered into discussions with Seaboard to lease the EDM to Seaboard for a short period of time. On April 20, 2011, Seaboard signed a short-term lease agreement that allowed Seaboard to resume operations of the EDM (72 megawatts) and operate it through approximately March 31, 2012. Seaboard and the purchaser also agreed to defer the sale to the purchaser of the inventory related to the EDM until the end of the lease term. Seaboard retained all other physical properties of this business and is currently building a 106 megawatt floating power generating facility for use in the Dominican Republic for approximately $125,000,000. This new facility is anticipated to begin operations by the end of 2011 or early 2012, resulting in lower sales for this segment for the remainder of 2011.

The Turkey segment, accounted for using the equity method, had total net sales and operating income in the first quarter of 2011 of $278,457,000 and $5,673,000, respectively. As of April 2, 2011 and
December 31, 2010, the Turkey segment had total assets of $782,137,000 and $725,464,000, respectively.

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

Sales to External Customers:
                                                 Three Months Ended
                                                April 2,      April 3,
(Thousands of dollars)                            2011          2010

Pork                                          $  423,969    $  317,906
Commodity Trading and Milling                    712,231       408,103
Marine                                           229,720       203,423
Sugar                                             67,003        53,822
Power                                             32,345        32,969
All Other                                          2,911         4,053
   Segment/Consolidated Totals                $1,468,179    $1,020,276


Operating Income (Loss):
                                                 Three Months Ended
                                                April 2,      April 3,
(Thousands of dollars)                            2011          2010

Pork                                          $   79,595    $   26,408
Commodity Trading and Milling                     23,072        22,634
Marine                                             7,022         8,266
Sugar                                             22,439        11,277
Power                                              3,549         4,028
All Other                                           (302)          412
   Segment Totals                                135,375        73,025
Corporate Items                                   (5,099)       (5,559)
   Consolidated Totals                        $  130,276    $   67,466


Income from Affiliates:
                                                 Three Months Ended
                                                April 2,      April 3,
(Thousands of dollars)                            2011          2010

Commodity Trading and Milling                 $    5,819    $    4,817
Sugar                                                317            71
Turkey                                                26             -
   Segment/Consolidated Totals                $    6,162    $    4,888


Total Assets:
                                                April 2,     December 31,
(Thousands of dollars)                            2011          2010

Pork                                          $  798,018    $  761,490
Commodity Trading and Milling                    698,294       686,379
Marine                                           267,516       246,902
Sugar                                            232,067       223,223
Power                                            107,127        91,739
Turkey                                           280,326       277,778
All Other                                          8,568         6,332
   Segment Totals                              2,391,916     2,293,843
Corporate Items                                  387,863       440,243
   Consolidated Totals                        $2,779,779    $2,734,086

Investments in and Advances to Affiliates:

                                                April 2,     December 31,
(Thousands of dollars)                            2011          2010

Commodity Trading and Milling                 $  150,082    $  140,696
Sugar                                              3,243         2,957
Turkey                                           187,695       187,669
   Segment/Consolidated Totals                $  341,020    $  331,322

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

      __________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of April 2, 2011 decreased $38.7 million to $334.7 million from December 31, 2010. The decrease was the result of cash used by operating activities of $54.9 million and cash used for capital expenditures of $39.0 million. Partially offsetting this decrease was cash from borrowings of $57.6 million. Cash from operating activities decreased $132.4 million for the three months ended April 2, 2011 compared to the same period in 2010, primarily as a result of changes in working capital needs in the Commodity Trading and Milling segment for increases in receivables and inventories and also timing of payments for current liabilities. Partially offsetting this decrease was higher net earnings for the three months ended April 2, 2011 compared to the same period in 2010.

Acquisitions, Capital Expenditures and Other Investing Activities

During the three months ended April 2, 2011, Seaboard invested $39.0 million in property, plant and equipment, of which $6.4 million was expended in the Pork segment, $9.7 million in the Marine segment, $4.5 million in the Sugar segment and $17.4 million in the Power segment. The Pork segment expenditures were primarily for additional finishing barns and improvements to existing facilities and related equipment. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment and port development projects. In the Sugar segment, the capital expenditures were primarily for the continued development of the cogeneration plant with the remaining amount for normal upgrades to existing operations. The Power segment expenditures were primarily used for the construction of a 106 megawatt power generating facility for use in the Dominican Republic. The total cost of the project is estimated to be approximately $125.0 million. Operations are anticipated to begin by the end of 2011 or early 2012. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2011, management has budgeted capital expenditures totaling $165.7 million. The Pork segment plans to spend $23.9 million primarily for additional finishing barns and, to a lesser degree, improvements to existing facilities and related equipment. The Marine segment has budgeted $41.0 million primarily
for   additional  cargo  carrying  and  handling  equipment  and  port development projects. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and dry bulk vessels for the Commodity Trading and Milling segment during 2011. The Sugar segment plans to spend a total of $11.9 million consisting of $0.8 million for the continued
development of a 40 megawatt cogeneration plant, with the remaining amount for normal upgrades to existing operations. The cogeneration plant is expected to be operational by the end of the second quarter of 2011 at a total completed cost of approximately $47.0 million. The Power segment plans to spend $73.6 million primarily for the new power generating facility being constructed as discussed above. See Note 9 to the Condensed Consolidated Financial Statements for further discussion. The balance of $15.3 million is planned to be spent in all other businesses. Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

During 2010, Seaboard agreed to invest in various limited partnerships as a limited partner that are expected to enable Seaboard to obtain certain low income housing tax credits over a period of approximately ten years. The total commitment is approximately $17.5 million and the majority of the investment is expected to be made during late 2011 and 2012.

Seaboard has a 50% non-controlling interest in a bakery being built in Central Africa. The total project cost is estimated to be $58.0 million but Seaboard's total investment has not yet been determined pending finalization of third party financing alternatives for a portion of the project. The bakery is not expected to be operational until the second half of 2011. As of April 2, 2011, Seaboard had invested $14.1 million in this project.

On April 8, 2011, Seaboard closed the sale of its two power generating facilities in the Dominican Republic for $73.1 million. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Financing Activities and Debt

As of April 2, 2011, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $165.5 million. As of April 2, 2011, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $76.0 million. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed and
uncommitted   credit  lines  by  $42.6  million  and

$8.2 million, respectively, primarily representing $26.4 million for Seaboard's outstanding Industrial Development Revenue Bonds and $20.2 million related to insurance coverage. Also included in notes payable as of April 2, 2011 was a term note of $45.0 million denominated in U.S. dollars.

Seaboard has a long-term credit agreement for $114.0 million to finance the construction of the new power generating facility in the Dominican Republic noted above. During the first quarter of 2011, Seaboard borrowed an additional $15.3 million under this credit facility. As of April 2, 2011, $31.7 million had been borrowed from this credit facility.

Seaboard's remaining 2011 scheduled long-term debt maturities total $1.6 million. As of April 2, 2011, Seaboard had cash and short-term investments of $334.7 million, total net working capital of $944.4 million and a $300.0 million committed line of credit maturing on July 10, 2013. Accordingly, management believes Seaboard's combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2011. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

On November 6, 2009, the Board of Directors authorized up to $100.0 million for a new share repurchase program. For the three months ended April 2, 2011, Seaboard did not repurchase any shares of common stock. See Note 8 to the Condensed Consolidated Financial Statements for further discussion. Also, Seaboard currently does not intend to declare any dividends during 2011 and 2012.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales increased to $1,468.2 million for the first quarter of 2011 compared to $1,020.3 million for the first quarter of 2010. The increase primarily reflected increased prices for and volumes of commodities traded and also an increase in overall sale prices for pork products.

Operating income increased to $130.3 million in the first quarter of 2011, compared to $67.5 million in the first quarter of 2010, which primarily reflected higher pork and sugar prices.

Pork Segment
                                                Three Months Ended
                                                 April 2,  April 3,
(Dollars in millions)                              2011      2010

Net sales                                       $ 424.0   $ 317.9
Operating income                                $  79.6   $  26.4

Net sales for the Pork segment increased $106.1 million in the first quarter of 2011 compared to the first quarter of 2010. The increase primarily reflected an increase in overall sales prices for pork products and, to a lesser extent, increased sales of biodiesel and higher volume of pork products sold.

Operating income for the Pork segment increased $53.2 million for the first quarter of 2011 compared to the first quarter of 2010. The increase was primarily a result of higher sales prices and, to a lesser extent, higher volumes of pork products sold. Partially offsetting the increase was higher feed costs, primarily from higher corn prices, and costs for hogs purchased from third parties. Management is unable to predict future market prices for pork products or the cost of feed and hogs purchased from third parties. However, management anticipates positive operating income for the remainder of 2011, although at a lower level than the first quarter. As discussed in Note 9 to the Condensed Consolidated Financial Statements, there is a possibility that some amount of the ham-boning plant in Mexico could be deemed impaired during some future period including 2011, which may result in a charge to earnings if current projections are not met.

Commodity Trading and Milling Segment
                                                Three Months Ended
                                                April 2,   April 3,
(Dollars in millions)                             2011       2010

Net sales                                      $  712.2   $ 408.1
Operating income as reported                   $   23.1   $  22.6
     Less mark-to-market adjustments              (12.0)     (8.7)
Operating income excluding mark-to-market
 adjustments                                   $   11.1   $  13.9
Income from affiliates                         $    5.8   $   4.8

Net sales for the Commodity Trading and Milling segment increased $304.1 million for the first quarter of 2011 compared to the first quarter of 2010. The increase was primarily the result of increased prices for corn and wheat, and increased volumes of commodities sold to third parties, principally soybean meal and corn. In addition, $101.1 million in net sales were recognized in 2011 related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until 2011. As worldwide commodity price fluctuations cannot be predicted, management is unable to predict the level of future sales.

Operating income for this segment increased $0.5 million for the first quarter of 2011 compared to the first quarter of 2010. The increase primarily reflects the $3.3 million fluctuation of marking to market the derivative contracts, as discussed below, and, to a lesser extent, increased volumes of commodities sold as discussed above. Offsetting these increases were lower operating income for consolidated milling operations as a result of less favorable market conditions, write-downs of $1.7 million in the first quarter of 2011 for certain grain inventories for customer contract performance issues, as discussed further in Note 3 to the Condensed Consolidated Financial Statements, and higher selling and administrative personnel costs.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results. However, management anticipates positive operating income for the remainder of 2011, excluding the potential effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $12.0 million and $8.7 million,for the first quarter of 2011 and 2010, respectively. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized and thus, these mark-to-market adjustments could reverse in fiscal 2011. Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates in the first quarter of 2011 increased by $1.0 million compared to the first quarter of 2010. Based on the uncertainty of local political and economic situations in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment
                                                Three Months Ended
                                                 April 2,  April 3,
(Dollars in millions)                              2011      2010

Net sales                                       $ 229.7   $ 203.4
Operating income                                $   7.0   $   8.3

Net sales for the Marine segment increased $26.3 million for the first quarter of 2011 compared to the first quarter of 2010. The increase was primarily a result of higher cargo volumes and, to a lesser extent, increased rates in most markets served during 2011 as economic activity continued to increase.

Operating income for the Marine segment decreased $1.3 million for the first quarter of 2011 compared to the first quarter of 2010. The decrease was primarily the result of cost increases for charter hire, fuel for vessels and trucking on a per unit shipped basis and also higher selling and administrative personnel costs. Partially offsetting the decrease were higher cargo rates as discussed above. Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2011. However, management anticipates positive operating income for this segment in 2011, although lower than 2010.

Sugar Segment
                                                 Three Months Ended
                                                  April 2,  April 3,
(Dollars in millions)                               2011      2010

Net sales                                        $  67.0   $  53.8
Operating income                                 $  22.4   $  11.3
Income from affiliates                           $   0.3   $   0.1

Net sales for the Sugar segment increased $13.2 million for the first quarter of 2011 compared to the first quarter of 2010. The increase for the quarter primarily reflects increased domestic sugar prices and, to a lesser extent, increased domestic sugar volumes, partially offset by lower sugar export volumes. Management cannot predict sugar prices for the remainder of 2011. Management anticipates the cogeneration power plant, discussed above, will begin operations by the end of the second quarter of 2011.

Operating income increased $11.1 million for the first quarter of 2011 compared to the first quarter of 2010. The increase primarily represents higher margins from the increase in sugar prices discussed above. Management anticipates positive operating income for this segment for the remainder of 2011, although at a lower level than the first quarter.

Power Segment
                                                 Three Months Ended
                                                  April 2,  April 3,
(Dollars in millions)                               2011      2010

Net sales                                        $  32.3   $  33.0
Operating income                                 $   3.5   $   4.0

Net sales for the Power segment decreased $0.7 million for the first quarter of 2011 compared to the first quarter of 2010 primarily reflecting lower production levels, partially offset by higher rates. The higher rates were attributable primarily to higher fuel costs, a component of pricing. Operating income decreased $0.5 million for the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of lower production levels.

See Note 9 to the Condensed Consolidated Financial Statements for the closing of the sale of certain assets of this business on April 8, 2011, subsequent leasing of one power generating facility and the construction of a new replacement power generating facility. As a result of the sale, during the second quarter of 2011, a gain on sale of assets of $51.4 million will be recognized in operating income. Management anticipates that sales will be significantly lower for the remainder of 2011 as a result of the reduced operations until the start-up of the new power generating facility, anticipated by the end of 2011 or early 2012. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs, although management anticipates positive operating income for this segment in 2011. However, after the first half of 2011, operating income is expected to be lower than 2010 as a result of lower sales discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $6.3 million for the three month period of 2011 compared to same period in 2010. The increase is primarily due to increased personnel costs in most segments. As a percentage of revenues, SG&A decreased to 3.7% in the first quarter of 2011 compared to 4.8% for the quarter of 2010 primarily as a result of increased sales in the Commodity Trading and Milling and Pork segments.

Interest Income from Affiliates

Interest income from affiliates for 2011 primarily represents interest from a note receivable from Butterball, an affiliated company in which Seaboard has a 50% non-controlling voting interest. This note was put in place in

December 2010.

Foreign Currency Gains, Net

The fluctuations in foreign currency gains, net in the first quarter of 2011 compared to the first quarter of 2010 primarily reflected foreign currency gains in the first quarter of 2011 from Euro cash and short-term investment positions.

Income Tax Expense

The effective tax rate for the first quarter of 2011, which approximates the expected annual tax rate, remained fairly constant compared to the tax rate for the year ended December 31, 2010. However, the tax rate for the first quarter of 2011 is higher than the tax rate for the first quarter of 2010 primarily due to higher projected domestic earnings relative to foreign earnings, as was the case in the last half of 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchase and sale contracts and forward purchases. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates. From time to time, Seaboard may also enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2010. See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of April 2, 2011. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended April 2,
2011 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard's Annual Report on Form 10-K for the year ended December 31, 2010.

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

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends," or similar expressions. In more specific terms, forward--looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard's ability to obtain adequate financing and liquidity, (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, grains, sugar, turkey and other products and services; (iv) statements concerning management's expectations of recorded tax effects under certain circumstances; (v) the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling segment; (vi) the charter hire rates and fuel prices for vessels;
(vii) the stability of the Dominican Republic's economy, fuel costs and related spot market prices and collection of receivables in the Dominican Republic; (viii) the ability of Seaboard to sell certain grain inventories in foreign countries at current cost basis and the related contract performance by customers; (ix) the effect of the fluctuation in foreign currency exchange rates; (x) statements concerning profitability or sales volume of any of Seaboard's segments; (xi) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements, acquisitions and dispositions; or (xii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

                           SEABOARD CORPORATION


                           by: /s/ Robert L. Steer
                               Robert L. Steer, Executive Vice President,
                               Chief Financial Officer
                               (principal financial officer)

                           Date: May 6, 2011


                           by: /s/ John A. Virgo
                               John A. Virgo, Senior Vice President,
                               Corporate Controller
                               and Chief Accounting Officer
                               (principal accounting officer)

                           Date: May 6, 2011