Form 10-Q
period 2011-07-02
SEABOARD CORP /DE/
filed 2011-08-09
CIK 88121

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

  (Mark One)

  { X }   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 2, 2011

                                  OR

  {   }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to ________________

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer [  ]       Accelerated Filer [ X ]
  Non-Accelerated Filer   [  ] (Do not check if a smaller reporting company)
                                     Smaller Reporting Company [  ]

     Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No  X .
There were 1,215,879 shares of common stock, $1.00 par value per share, outstanding on July 29, 2011.

                                     Total pages in filing -  23 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SEABOARD CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Statements of Earnings
               (Thousands of dollars except share and per share amounts)
                                     (Unaudited)

                                      Three Months Ended     Six Months Ended
                                       July 2,   July 3,    July 2,    July 3,
                                        2011      2010       2011       2010

Net sales:
   Products (includes sales
            to affiliates of
            $189,807, $117,391,
            $352,075 and $243,221) $1,128,574 $  781,538 $2,326,196 $1,554,125
   Services                           245,343    235,910    483,555    450,630
   Other                               24,670     31,015     57,015     63,984
Total net sales                     1,398,587  1,048,463  2,866,766  2,068,739

Cost of sales and operating
 expenses:
   Products                         1,003,292    673,206  2,053,089  1,364,362
   Services                           235,274    202,530    441,492    388,258
   Gain on sale of power generating
    facilities                        (51,423)         -    (51,423)         -
   Other                               21,020     25,662     48,078     53,038
Total cost of sales and operating
 expenses                           1,208,163    901,398  2,491,236  1,805,658

Gross income                          190,424    147,065    375,530    263,081

Selling, general and administrative
 expenses                              53,459     45,818    108,289     94,368

Operating income                      136,965    101,247    267,241    168,713

Other income (expense):
   Interest expense                    (1,506)    (1,600)    (3,022)    (3,916)
   Interest income                      2,047      3,708      4,344      7,025
   Interest income from affiliates      4,014        154      7,847        293
   Income from affiliates               5,365      6,536     11,527     11,424
   Other investment income (loss), net    286     (2,159)     2,626        885
   Foreign currency gain (loss), net    2,381     (2,967)     7,145     (2,929)
   Miscellaneous, net                  (2,952)    (2,830)    (2,164)    (2,636)
Total other income, net                 9,635        842     28,303     10,146

Earnings before income taxes          146,600    102,089    295,544    178,859

Income tax expense                    (33,236)   (24,732)   (65,487)   (38,839)

Net earnings                       $  113,364 $   77,357 $  230,057 $  140,020
   Less: Net loss attributable to
    noncontrolling interests              122        247        293        362
Net earnings attributable to
 Seaboard                          $  113,486 $   77,604 $  230,350 $  140,382

Earnings per common share          $    93.34 $    63.21 $   189.45 $   114.02

Dividends declared per common
 share                             $        - $     0.75 $        - $     1.50

Average number of shares
 outstanding                        1,215,879  1,227,628  1,215,879  1,231,207

     See accompanying notes to condensed consolidated financial statements.

                  SEABOARD CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets
                         (Thousands of dollars)
                               (Unaudited)

                                               July 2,   December 31,
                                                2011        2010
                        Assets

Current assets:
   Cash and cash equivalents                $   64,528  $   41,124
   Short-term investments                      320,217     332,205
   Receivables, net of allowance               437,642     359,944
   Inventories                                 622,013     533,761
   Deferred income taxes                        20,341      18,393
   Deferred costs                                    -      84,141
   Other current assets                        115,840     115,844
Total current assets                         1,580,581   1,485,412

Investments in and advances to affiliates      348,646     331,322

Net property, plant and equipment              733,399     701,131
Note receivable from affiliate                  95,251      90,109
Goodwill                                        40,628      40,628
Intangible assets, net                          19,621      19,746
Other assets                                    64,493      65,738
Total assets                                $2,882,619  $2,734,086

     Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to banks                   $   91,980  $   78,729
   Current maturities of long-term debt          3,346       1,697
   Accounts payable                            142,480     146,265
   Deferred revenue                             42,468     122,344
   Deferred revenue from affiliates             15,985      38,719
   Other current liabilities                   253,146     250,441
Total current liabilities                      549,405     638,195

Long-term debt, less current maturities        105,614      91,407
Deferred income taxes                           61,677      75,695
Other liabilities                              157,388     150,540
Total non-current and deferred liabilities     324,679     317,642

Stockholders' equity:
  Common stock of $1 par value,
   Authorized 1,250,000 shares;
   issued and outstanding 1,215,879 shares       1,216       1,216
  Accumulated other comprehensive loss        (123,624)   (123,907)
  Retained earnings                          2,128,247   1,897,897
Total Seaboard stockholders' equity          2,005,839   1,775,206
  Noncontrolling interests                       2,696       3,043
Total equity                                 2,008,535   1,778,249
Total liabilities and stockholders' equity  $2,882,619  $2,734,086

See accompanying notes to condensed consolidated financial statements.

                      SEABOARD CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Thousands of dollars)
                                    (Unaudited)

                                                             Six Months Ended
                                                            July 2,    July 3,
                                                             2011       2010

Cash flows from operating activities:
   Net earnings                                            $230,057  $ 140,020
   Adjustments to reconcile net earnings to cash
     from operating activities:
       Depreciation and amortization                         40,417     43,938
       Income from affiliates                               (11,527)   (11,424)
       Other investment income, net                          (2,626)      (885)
       Deferred income taxes                                (15,564)     4,104
       Pay-in-kind interest on note receivable from
        affiliate                                            (5,068)         -
       Gain on sale of power generating facilities          (51,423)         -
       Other                                                  1,085        (29)
   Changes in current assets and liabilities:
        Receivables, net of allowance                       (74,689)   (27,713)
        Inventories                                         (91,316)    29,578
        Other current assets                                 65,140     13,467
        Current liabilities, exclusive of debt              (88,516)    15,186
   Other, net                                                 7,489      2,754
Net cash from operating activities                            3,459    208,996

Cash flows from investing activities:
   Purchase of short-term investments                       (99,984)  (409,700)
   Proceeds from the sale of short-term investments         101,308    230,995
   Proceeds from the maturity of short-term investments      11,973     39,997
   Investments in and advances to affiliates, net            (6,351)    (8,062)
   Capital expenditures                                     (76,489)   (39,048)
   Proceeds from the sale of power generating facilities     58,103          -
   Other, net                                                   809      4,641
Net cash from investing activities                          (10,631)  (181,177)

Cash flows from financing activities:
   Notes payable to banks, net                               13,251    (16,894)
   Proceeds from the issuance of long-term debt              16,056          -
   Principal payments of long-term debt                        (195)      (928)
   Repurchase of common stock                                     -    (16,635)
   Dividends paid                                                 -     (1,844)
   Other, net                                                   157        159
Net cash from financing activities                           29,269    (36,142)

Effect of exchange rate change on cash                        1,307        609

Net change in cash and cash equivalents                      23,404     (7,714)

Cash and cash equivalents at beginning of year               41,124     61,857

Cash and cash equivalents at end of period                 $ 64,528  $  54,143

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

Note Receivable from Affiliate

Seaboard has a note receivable from an affiliate (Butterball, LLC) in the amount of $95,251,000 at July 2, 2011. Seaboard monitors the credit quality of this note receivable by obtaining and reviewing financial information for this affiliate on a monthly basis and by having Seaboard representatives serve on the Board of Directors of this affiliate. Seaboard recognized $2,547,000 and $5,068,000 of pay-in-kind interest in the first three and six months of 2011, respectively, related to this note receivable.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for doubtful accounts, valuation of inventories, impairment of long-lived assets, goodwill and other intangible assets, income taxes and accrued pension liability. Actual results could differ from those estimates.

Recent Accounting Standards Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance to amend the requirements related to fair value measurement which changed the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. The amended guidance is effective for Seaboard on January 1, 2012. The adoption of this guidance is not expected to have a material impact on Seaboard's financial position or net earnings.

In June 2011, the FASB issued guidance to revise the manner in which entities present comprehensive income in the financial statements. The new guidance removes the footnote presentation option currently used by Seaboard and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Seaboard will be required to make this change in presentation in the first quarter of 2012. The adoption of this guidance will not have an impact on Seaboard's financial position or net earnings.

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

As of July 2, 2011 and December 31, 2010, the available-for-sale investments primarily consisted of money market funds, fixed rate municipal notes and bonds, corporate bonds, fixed income mutual funds and U.S. Government obligations. At July 2, 2011, money market funds included $55,229,000 denominated in Euros. At July 2, 2011 and
December 31, 2010, amortized cost and estimated fair value were not materially different for these investments.

As of July 2, 2011, the trading securities primarily consisted of high yield debt securities. Unrealized (losses) gains related to trading securities for the three and six months ended July 2, 2011 were $(203,000) and $1,366,000, respectively, and $(490,000) and $928,000 for the three and six months ended July 3, 2010, respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at July 2, 2011 and December 31, 2010.

                                                   2011              2010
                                            Amortized   Fair  Amortized   Fair
(Thousands of dollars)                         Cost     Value    Cost     Value

Corporate bonds                             $ 94,286 $ 95,903 $ 86,182 $ 87,401
Fixed income mutual funds                     78,120   78,821   60,256   60,302
Money market funds                            72,622   72,622  110,164  110,164
Fixed rate municipal notes and bonds          17,981   18,110   20,564   20,648
U.S. Government agency securities             16,279   16,286   17,503   17,514
U.S. Treasury securities                       5,739    5,762    7,139    7,148
Variable rate demand notes                     3,200    3,200        -        -
Asset backed debt securities                   3,063    3,058    2,847    2,848
Other                                            800      801    2,360    2,355
Total available-for-sale short-term
 investments                                 292,090  294,563  307,015  308,380
High yield trading debt securities            20,206   21,261   19,447   20,783
Other trading debt securities                  4,083    4,393    2,807    3,042
Total available-for-sale and trading
 short-term investments                     $316,379 $320,217 $329,269 $332,205

The  following table summarizes the estimated fair value of fixed rate
securities   designated  as  available-for-sale  classified   by   the
contractual maturity date of the security as of July 2, 2011.

(Thousands of dollars)                                                    2011

Due within one year                                                    $ 21,600
Due after one year through three years                                   60,853
Due after three years                                                    22,170
  Total fixed rate securities                                          $104,623

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard's deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 - Inventories

The  following  is  a  summary of inventories  at  July  2,  2011  and
December 31, 2010:
                                                           July 2, December 31,
(Thousands of dollars)                                      2011      2010

At lower of LIFO cost or market:
  Live hogs and materials                                 $224,532  $200,600
  Fresh pork and materials                                  26,247    24,779
                                                           250,779   225,379
  LIFO adjustment                                          (43,048)  (24,085)
          Total inventories at lower of LIFO cost or
           market                                          207,731   201,294

At lower of FIFO cost or market:
  Grains and oilseeds                                      284,372   203,232
  Sugar produced and in process                             42,317    50,190
  Other                                                     45,367    44,013
          Total inventories at lower of FIFO cost or
           market                                          372,056   297,435

Grain, flour and feed at lower of weighted average cost or
 market                                                     42,226    35,032
           Total inventories                              $622,013  $533,761

As  of  July  2,  2011, Seaboard had $2,910,000  recorded  in  grain inventories related to its commodity trading business that are committed to various customers in foreign countries for which customer contract performance is a heightened concern. If Seaboard is unable to collect amounts from these customers as currently estimated or Seaboard is forced to find other customers for a portion of this inventory, it is possible that Seaboard could incur additional write-downs in the value of this inventory if Seaboard is not successful in selling at the current carrying value. For the three and six months of 2011, Seaboard incurred write-downs of $1,644,000 and $3,342,000, respectively, related to these types of inventories.

Note 4 - Income Taxes

Seaboard's tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard's 2006-2009 U.S. income tax returns are currently under IRS examination. There have not been any material changes in unrecognized income tax benefits since December 31, 2010. Interest related to unrecognized tax benefits and penalties was not material for the six months ended July 2, 2011.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of July 2, 2011 and also the level within the fair value hierarchy used to measure each category of assets. Seaboard uses the end of the reporting period to determine if there were any transfers between levels. There were no transfers between levels that occurred in the first six months of 2011. The trading securities classified as other current assets below are assets held for Seaboard's deferred compensation plans.

                                            Balance
                                             July 2,
(Thousands of dollars)                        2011   Level 1   Level 2  Level 3

 Assets:
Available-for-sale securities-short-term
 investments:
 Corporate bonds                           $ 95,903  $      -  $ 95,903  $   -
 Fixed income mutual funds                   78,821    78,821         -      -
 Money market funds                          72,622    72,622         -      -
 Fixed rate municipal notes and bonds        18,110         -    18,110      -
 U.S. Government agency securities           16,286         -    16,286      -
 U.S. Treasury securities                     5,762         -     5,762      -
 Variable rate demand notes                   3,200         -     3,200      -
 Asset backed debt securities                 3,058         -     3,058      -
 Other                                          801         -       801      -
Trading securities - short-term investments:
 High yield debt securities                  21,261         -    21,261      -
 Other debt securities                        4,393         -     4,393      -
Trading securities - other current assets:
 Domestic equity securities                  14,496    14,496         -      -
 Foreign equity securities                    9,136     4,850     4,286      -
 Fixed income mutual funds                    4,874     4,874         -      -
 Money market funds                           3,897     3,897         -      -
 U.S. Treasury securities                     2,150         -     2,150      -
 U.S. Government agency securities            2,111         -     2,111      -
 Other                                          234       169        65      -
Derivatives:
 Commodities                                  8,068     8,068         -      -
 Interest rate swaps                          1,084         -     1,084      -
 Foreign currencies                             240         -       240      -
 Total Assets                              $366,507  $187,797  $178,710  $   -

 Liabilities:
Derivatives:
 Commodities(1)                            $ 27,425  $ 27,425  $      -  $   -
 Interest rate swaps                          1,973         -     1,973      -
 Foreign currencies                           2,679         -     2,679      -
 Total Liabilities                         $ 32,077  $ 27,425  $  4,652  $   -

   (1) Excludes $8,638 of option proceeds resulting in a net liability of $18,787 as of July 2, 2011.

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

                                             Balance
                                           December 31,
(Thousands of dollars)                        2010   Level 1   Level 2  Level 3

  Assets:
Available-for-sale securities - short-term
 investments:
  Money market funds                       $110,164  $110,164  $      -    $   -
  Corporate bonds                            87,401         -    87,401        -
  Fixed income mutual funds                  60,302    60,302         -        -
  Fixed rate municipal notes and bonds       20,648         -    20,648        -
  U.S. Government agency securities          17,514         -    17,514        -
  U.S. Treasury securities                    7,148         -     7,148        -
  Asset backed debt securities                2,848         -     2,848        -
  Other                                       2,355         -     2,355        -
Trading securities- short term investments:
  High yield debt securities                 20,783         -    20,783        -
  Other debt securities                       3,042         -     3,042        -
Trading securities - other current assets:
  Domestic equity securities                 13,332    13,332         -        -
  Foreign equity securities                   8,157     4,131     4,026        -
  Fixed income mutual funds                   3,758     3,758         -        -
  Money market funds                          3,208     3,208         -        -
  U.S. Treasury securities                    2,732         -     2,732        -
  U.S. Government agency securities           1,371         -     1,371        -
Other                                           183       157        26        -
Derivatives:
  Commodities                                15,966    15,958         8        -
  Interest rate swaps                         1,410         -     1,410        -
  Foreign currencies                            120         -       120        -
  Total Assets                             $382,442  $211,010  $171,432    $   -

  Liabilities:
Derivatives:
  Commodities(1)                           $  9,170  $  9,170  $      -    $   -
  Interest rate swaps                         1,161         -     1,161        -
  Foreign currencies                         11,652         -    11,652        -
Total Liabilities                          $ 21,983  $  9,170  $ 12,813    $   -

  (1) Excludes $5,163 of option proceeds resulting in a net liability of $4,007 as of December 31, 2010.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. The amortized cost and estimated fair values of investments and long-term debt at July 2, 2011 and December 31, 2010 are presented below.

                                       2011                    2010
(Thousands of dollars)       Amortized      Fair     Amortized      Fair
                                Cost       Value        Cost       Value
Short-term investments,
 available-for-sale           $292,090    $294,563    $307,015    $308,380
Short-term investments,
 trading debt securities        24,289      25,654      22,254      23,825
Long-term debt                 108,960     112,368      93,104      96,438

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

Commodity Instruments

Seaboard uses various grain, meal, hog, and energy resource related futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At July 2, 2011, Seaboard had open net derivative contracts to purchase 35,760,000 pounds of soybean oil, 5,440,000 pounds of hogs and 81,000 tons of soybean meal and open net derivative contracts to sell 5,166,000 gallons of heating oil and 4,212,000 bushels of grain. At December 31, 2010, Seaboard had open net derivative contracts to purchase 5,880,000 bushels of grain, 2,900 tons of soybean meal and 43,240,000 pounds of hogs and open net derivative contracts to sell 1,806,000 gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings.

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

At July 2, 2011, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $192,570,000 primarily related to the South African Rand.

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

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts. Seaboard's foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $240,000 with three counterparties. Seaboard's interest rate swaps have a maximum amount of loss due to credit risk in the amount of $1,084,000 with one counterparty. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statement of Earnings for the three and six months ended July 2, 2011 and July 3, 2010.


(Thousands of dollars)
                                     Three Months Ended        Six Months Ended
                                  July 2, 2011 July 3, 2010 July 2, 2011 July 3,2010
                                    Amount of   Amount of    Amount of    Amount of
                    Location of      Gain or     Gain or      Gain or      Gain or
                   Gain or (Loss)     (Loss)      (Loss)       (Loss)       (Loss)
                     Recognized     Recognized  Recognized   Recognized  Recognized
                      in Income      in Income   in Income    in Income   in Income
Commodities         Cost of sales      $6,669    $ 7,059       $20,655     $23,127
Foreign currencies  Cost of sales       1,956     13,370        10,743       9,076
Foreign currencies  Foreign currency     (101)    (1,146)         (237)     (1,171)
Interest rate       Miscellaneous, net (3,121)    (3,124)       (2,602)     (3,124)


The following table provides the fair value of each type of derivative held as of July 2, 2011 and December 31, 2010 and where each derivative is included on the Condensed Consolidated Balance Sheets.


(Thousands of dollars)                     Asset Derivatives                      Liability Derivatives
                      Balance                 Fair Value         Balance                      Fair Value
                       Sheet             July 2,  December 31,    Sheet                   July 2,  December 31,
                      Location             2011       2010       Location                  2011        2010
Commodities         Other current assets  $8,068    $15,966    Other current liabilities $27,425(1)  $ 9,170
Foreign currencies  Other current assets     240        120    Other current liabilities   2,679      11,652
Interest rate       Other current assets   1,084      1,410    Other current liabilities   1,973       1,161

   (1) Excludes $8,638 of option proceeds resulting in a net liability of $18,787 as of July 2, 2011.


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

The net periodic benefit cost for all of these plans was as follows:

                                         Three Months Ended    Six Months Ended
                                         July 2,     July 3,   July 2,  July 3,
(Thousands of dollars)                    2011        2010      2011     2010

Components of net periodic benefit cost:
  Service cost                          $ 1,805     $ 1,558   $ 3,732  $ 3,169
  Interest cost                           2,249       2,165     4,543    4,327
  Expected return on plan assets         (1,684)     (1,573)   (3,319)  (3,107)
  Amortization and other                    992         994     2,043    1,997
  Net periodic benefit cost             $ 3,362     $ 3,144   $ 6,999  $ 6,386

Note 7 - Commitments and Contingencies

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions. In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard's business objectives. Seaboard does not issue guarantees of third parties for compensation. As of July 2, 2011, Seaboard had guarantees outstanding to two third parties with a total maximum exposure of $1,354,000. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of July 2, 2011, Seaboard had outstanding letters of credit ("LCs") with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $43,078,000 and
$5,311,000, respectively. These LCs included $26,385,000 of LCs, which support the Industrial Development Revenue Bonds included as long-term debt and $16,491,000 of LCs related to insurance coverages.

Note 8 - Stockholders' Equity and Accumulated Other Comprehensive Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

                                        Three Months Ended   Six Months Ended
                                         July 2,   July 3,   July 2,   July 3,
(Thousands of dollars)                    2011      2010      2011      2010

Net earnings                            $113,364  $77,357   $230,057  $140,020
Other comprehensive income
 net of applicable taxes:
  Foreign currency translation adjustment   (998)  (1,649)    (1,591)   (3,041)
  Unrealized gain on investments             704      398        803      (702)
  Unrecognized pension cost                  730      772      1,071     1,485

Total comprehensive income              $113,800  $76,878   $230,340  $137,762

The components of and changes in accumulated other comprehensive loss for the six months ended July 2, 2011 are as follows:

                                                  Balance             Balance
                                                December 31, Period    July 2,
(Thousands of dollars)                              2010     Change     2011

Cumulative foreign currency translation
 adjustment                                      $ (81,280) $(1,591) $ (82,871)
Unrealized gain on investments                         445      803      1,248
Unrecognized pension cost                          (43,072)   1,071    (42,001)

Accumulated other comprehensive loss             $(123,907) $   283  $(123,624)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At July 2, 2011, the Sugar segment had
$199,743,000 in net assets denominated in Argentine pesos and $37,670,000 in net liabilities denominated in U.S. dollars.

With the exception of the foreign currency translation adjustment to which a 35 percent federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39 percent effective tax rate. In addition, the unrecognized pension cost includes $12,685,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On  November  6, 2009, the Board of Directors authorized  Seaboard  to repurchase from time to time prior to October 31, 2011 up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price. Such purchases may be made by Seaboard or Seaboard may from time to time enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. Any such stock repurchase will be funded by cash on hand. Any shares repurchased will be retired and shall resume the status of authorized and unissued shares. Any stock repurchases will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares to be repurchased at any given time may depend on market conditions, Securities and Exchange Commission regulations and other factors. The Board's stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard's discretion. For the six months ended July 2, 2011, Seaboard did not repurchase any shares of common stock. As of July 2, 2011, $70,006,000 remained available for the repurchase of shares under this program. Also, Seaboard currently does not intend to declare any dividends during 2011 or 2012 as there was a prepayment of the annual 2011 and 2012 dividends in December 2010.

Note 9 - Segment Information

During the second quarter of 2009, Seaboard started operations at its ham-boning and processing plant in Mexico. Since that time, this plant has experienced certain difficulties including challenges facing many U.S. border towns in Mexico. Despite being in operation for over two years and reaching near-capacity production levels at times, overall results have been below expectations with inconsistencies in margins and volumes. As of July 2, 2011, Seaboard performed an impairment evaluation of this plant and determined there was no impairment based on management's current cash flow assumptions and probabilities of outcomes. However, if margins from this operation do not meet acceptable levels, there is a possibility that the recorded value of this facility could be deemed impaired during some future period including 2011, which may result in a charge to earnings. The net book value of these assets as of July 2, 2011 was $9,661,000.

In the first quarter of 2011, the Commodity Trading and Milling segment recognized $101,080,000 in net sales related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until 2011.

On April 8, 2011, Seaboard closed the sale of its two floating power generating facilities in the Dominican Republic, the Estrella Del Norte ("EDN") and Estrella Del Mar ("EDM"), for $73,102,000 (net of $3,000,000 placed in escrow for potential dry dock costs). During March 2009, $15,000,000 was paid to Seaboard. In the second quarter of 2011, the previously escrowed balance of $55,000,000, less
$3,000,000  to  remain in escrow for potential dry  dock  costs,  plus
$2,796,000  of  escrow earnings and $3,306,000 for  various  inventory items related to the EDN, was paid to Seaboard. Seaboard received $1,500,000 of the $3,000,000 in escrow subsequent to July 2, 2011. Seaboard ceased depreciation on January 1, 2010 for these two power generating facilities but continued to operate them until March 30, 2011. The net book value of the two power generating facilities and various inventory items related to EDN was $21,679,000 at the sale close date. Seaboard recognized a gain on sale of assets of $51,423,000 in operating income in the second quarter of 2011. In late March 2011, the purchaser entered into discussions with Seaboard to lease the EDM to Seaboard for a short period of time. On April 20, 2011, Seaboard signed a short-term lease agreement that allowed Seaboard to resume operations of the EDM (72 megawatts) and operate it through approximately March 31, 2012. Seaboard and the purchaser also agreed to defer the sale to the purchaser of the inventory related to the EDM until the end of the lease term. Seaboard retained all other physical properties of this business and is currently building a 106 megawatt floating power generating facility for use in the Dominican Republic for approximately $125,000,000. This new facility is anticipated to begin operations by the end of 2011 or early 2012, resulting in lower sales for this segment for the remainder of 2011.

The Turkey segment, accounted for using the equity method, had total net sales for the three and six month periods of 2011 of $292,814,000 and $571,271,000, respectively, and operating income for the three and six month periods of 2011 of $9,233,000 and $14,906,000, respectively. As of July 2, 2011 and December 31, 2010, the Turkey segment had total assets of $827,087,000 and $725,464,000, respectively. Management of the Turkey segment is evaluating several opportunities to improve the utilization at its plants and thereby increase earnings potential. If implemented these initiatives could result in one time charges to earnings during the second half of 2011 and into 2012. The amount of such charges is not currently determinable.

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

Sales to External Customers:

                                  Three Months Ended       Six Months Ended
                                  July 2,     July 3,     July 2,     July 3,
(Thousands of dollars)             2011        2010        2011        2010

Pork                           $  441,423  $  348,284  $  865,392  $  666,190
Commodity Trading and Milling     621,007     405,633   1,333,238     813,736
Marine                            236,501     215,615     466,221     419,038
Sugar                              72,594      45,036     139,597      98,858
Power                              24,670      31,015      57,015      63,984
All Other                           2,392       2,880       5,303       6,933
   Segment/Consolidated Totals $1,398,587  $1,048,463  $2,866,766  $2,068,739

Operating Income (Loss):

                                  Three Months Ended       Six Months Ended
                                  July 2,     July 3,     July 2,     July 3,
(Thousands of dollars)             2011        2010        2011        2010

Pork                           $   62,494  $   58,634  $  142,089  $   85,042
Commodity Trading and Milling      15,230      19,523      38,302      42,157
Marine                            (11,054)     11,037      (4,032)     19,303
Sugar                              21,586       9,545      44,025      20,822
Power                              53,057       3,706      56,606       7,734
All Other                            (329)        174        (631)        586
   Segment Totals                 140,984     102,619     276,359     175,644
Corporate Items                    (4,019)     (1,372)     (9,118)     (6,931)
   Consolidated Totals         $  136,965  $  101,247  $  267,241  $  168,713

Income from Affiliates:

                                  Three Months Ended       Six Months Ended
                                  July 2,     July 3,     July 2,     July 3,
(Thousands of dollars)             2011        2010        2011        2010

Commodity Trading and Milling  $    4,579  $    6,033  $   10,398  $   10,850
Sugar                                 (99)        503         218         574
Turkey                                885           -         911           -
   Segment/Consolidated Totals $    5,365  $    6,536  $   11,527  $   11,424

Total Assets:

                                                          July 2,  December 31,
(Thousands of dollars)                                     2011       2010

Pork                                                   $  782,102  $  761,490
Commodity Trading and Milling                             779,364     686,379
Marine                                                    266,108     246,902
Sugar                                                     231,927     223,223
Power                                                      96,148      91,739
Turkey                                                    284,000     277,778
All Other                                                   9,933       6,332
   Segment Totals                                       2,449,582   2,293,843
Corporate Items                                           433,037     440,243
   Consolidated Totals                                 $2,882,619  $2,734,086

Investments in and Advances to Affiliates:

                                                          July 2,  December 31,
(Thousands of dollars)                                     2011       2010

Commodity Trading and Milling                          $  156,801  $  140,696
Sugar                                                       3,096       2,957
Turkey                                                    188,749     187,669
   Segment/Consolidated Totals                         $  348,646  $  331,322


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

   ______________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of July 2, 2011 increased $11.4 million to $384.7 million from December 31, 2010. The increase was the result of $58.1 million of proceeds received from the sale of power generating facilities, as discussed below, and $29.1 million in increased net borrowings. Partially offsetting this increase was cash used for capital expenditures of $76.5 million. Cash from operating activities decreased $205.5 million for the six months ended July 2, 2011 compared to the same period in 2010, primarily as a result of changes in working capital needs in the Commodity Trading and Milling segment for increases in receivables and inventories and also timing of payments for current liabilities. Partially offsetting this decrease was higher net earnings for the six months ended July 2, 2011 compared to the same period in 2010.

Acquisitions, Capital Expenditures and Other Investing Activities

During the six months ended July 2, 2011, Seaboard invested $76.5 million in property, plant and equipment, of which $14.6 million was expended in the Pork segment, $12.1 million in the Marine segment, $11.7 million in the Sugar segment and $35.1 million in the Power segment. The Pork segment expenditures were primarily for additional finishing barns and improvements to existing facilities and related equipment. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment and port development projects. In the Sugar segment, the capital expenditures were primarily for the continued development of the cogeneration plant with the remaining amount for normal upgrades to existing operations. Currently it is anticipated the cogeneration plant will be fully operational by the fourth quarter of 2011. The Power segment expenditures were primarily used for the construction of a 106 megawatt power generating facility for use in the Dominican Republic. The total cost of the project is estimated to be approximately $125.0 million. Operations are anticipated to begin by the end of 2011 or early 2012. All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2011, management has budgeted capital expenditures totaling $114.2 million. The Pork segment plans to spend $14.3 million primarily for additional finishing barns and, to a lesser degree, improvements to existing facilities and related equipment. The Marine segment has budgeted $25.8 million primarily for additional cargo carrying and handling equipment. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and dry bulk vessels for the Commodity Trading and Milling segment during 2011. The Power segment plans to spend $60.2 million primarily for the new power generating facility being constructed as discussed above. See
Note 9 to the Condensed Consolidated Financial Statements for further discussion. The balance of $13.9 million is planned to be spent in all other businesses. Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard's available borrowing capacity.

During 2010, Seaboard agreed to invest in various limited partnerships as a limited partner that are expected to enable Seaboard to obtain certain low income housing tax credits over a period of approximately ten years. The total commitment is approximately $17.5 million and the majority of the investment is expected to be made during late 2011 and 2012.

Seaboard has a 50% non-controlling interest in a bakery being built in Central Africa. The total project cost is estimated to be $58.0 million but Seaboard's total investment has not yet been determined pending finalization of third party financing alternatives for a portion of the project. The bakery is not expected to be operational until the second half of 2011. As of July 2, 2011, Seaboard had invested $15.0 million in this project.

On April 8, 2011, Seaboard closed the sale of its two power generating facilities in the Dominican Republic for $73.1 million. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Financing Activities and Debt

As of July 2, 2011, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $182.4 million. As of July 2, 2011, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $47.0 million. Outstanding standby letters of credit reduced Seaboard's borrowing capacity under its committed and uncommitted credit lines by $43.1 million and $5.3 million, respectively, primarily representing $26.4 million for Seaboard's outstanding
Industrial Development Revenue Bonds and $16.5 million related to insurance coverage. Also included in notes payable as of July 2, 2011 was a term note of $45.0 million.

Seaboard has a long-term credit agreement for $114.0 million to finance the construction of the new power generating facility in the Dominican Republic noted above. During the first six months of 2011, Seaboard borrowed an additional $16.1 million under this credit facility. As of July 2, 2011, $32.4 million had been borrowed from this credit facility.

Seaboard's remaining 2011 scheduled long-term debt maturities total $1.5 million. As of July 2, 2011, Seaboard had cash and short-term investments of $384.7 million, total net working capital of $1,031.2 million and a $300.0 million committed line of credit maturing on July 10, 2013. Accordingly, management believes Seaboard's combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2011. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

On November 6, 2009, the Board of Directors authorized up to $100.0 million for a new share repurchase program. For the six months ended July 2, 2011, Seaboard did not repurchase any shares of common stock. See Note 8 to the Condensed Consolidated Financial Statements for further discussion. Also, Seaboard currently does not intend to declare any dividends during 2011 and 2012.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard's contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2011 increased by $350.1 million and $798.0 million, respectively, over the same periods in 2010, which primarily reflected increased prices for and volumes of commodities traded and also an increase in overall sale prices for pork products.

Operating income increased by $35.7 million and $98.5 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010. The increases primarily reflect a one-time gain on sale of power generating facilities of $51.4 million and, to a lesser extent, higher sugar prices. The increase for the six month period also reflects higher pork prices. The increases were partially offset by declining performance in the Marine segment from higher operating costs.

Pork Segment
                             Three Months Ended      Six Months Ended
                             July 2,     July 3,    July 2,    July 3,
(Dollars in millions)          2011        2010       2011       2010

Net sales                    $441.4      $348.3      $865.4    $666.2
Operating income             $ 62.5      $ 58.6      $142.1    $ 85.0

Net sales for the Pork segment increased $93.1 million and $199.2 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010. The increases primarily reflect an increase in overall sales prices for pork products, especially during the first quarter of 2011, and, to a lesser extent, increased sales price for biodiesel and higher volume of pork products sold.

Operating income for the Pork segment increased $3.9 million and $57.1 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010. The increases were primarily a result of higher sales prices and, to a lesser extent, higher volumes of pork products sold as discussed above. Partially offsetting the increase was higher feed costs, especially during the second quarter of 2011, primarily from higher corn prices, and costs for hogs purchased from third parties. Management is unable to predict future market prices for pork products or the cost of feed and hogs purchased from third parties. However, management anticipates positive operating income for the remainder of 2011, although at a lower level than the first six months of 2011. As discussed in Note 9 to the Condensed Consolidated Financial Statements, there is a possibility that some amount of the ham-boning plant in Mexico could be deemed impaired during some future period including 2011, which may result in a charge to future earnings if current projections are not met.

Commodity Trading and Milling Segment

                                  Three Months Ended  Six Months Ended
                                   July 2,  July 3,     July 2, July 3,
(Dollars in millions)                2011     2010        2011    2010

Net sales                          $621.0   $405.6    $1,333.2  $813.7
Operating income as reported       $ 15.2   $ 19.5    $   38.3  $ 42.2
  Less  mark-to-market  adjustments   2.2    (10.7)       (9.8)  (19.5)
Operating income excluding
 mark-to-market adjustments        $ 17.4   $ 8.8     $   28.5  $ 22.7
Income from affiliates             $  4.6   $ 6.0     $   10.4  $ 10.9

Net sales for the Commodity Trading and Milling segment increased $215.4 million and $519.5 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010. The increases are primarily the result of increased prices for wheat and corn, and, to a lesser extent, increased volumes of commodities sold to third parties. In addition, $101.1 million in net sales were recognized in the first quarter of 2011 related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until the first quarter of 2011. As worldwide commodity price fluctuations cannot be predicted, management is unable to predict the level of future sales.

Operating income for this segment decreased $4.3 million and $3.9 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010. The decreases for the three and six month periods primarily reflect the $12.9 million and $9.7 million fluctuation of marking to market the derivative contracts, as discussed below. Excluding the effects of these derivative contracts, operating income increased $8.6 million and $5.8 million for the three and six month periods, respectively. The increases are primarily the result of increased volumes of commodities sold as discussed above and, to a lesser extent, higher operating income for consolidated milling operations as a result of more favorable market conditions. Partially offsetting these increases were write-downs of $1.6 million and $3.3 million in the three and six month periods of 2011, respectively, for certain grain inventories for customer contract performance issues, as discussed further in Note 3 to the Condensed Consolidated Financial Statements.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results. However, management anticipates positive operating income for the remainder of 2011, excluding the potential effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $2.2 million and lower by $9.8 million, respectively, for the three and six month periods of 2011 and operating income would have been lower by $10.7 million and $19.5 million, respectively, for the three
and  six  month  periods  of  2010,  respectively.   While  management
believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts
were  not.   As  products are delivered to customers,  these  existing
mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these
mark-to-market  adjustments could reverse in fiscal 2011.   Management
believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates for the three and six month periods of 2011 decreased by $1.4 million and $0.5 million, respectively, from the same periods in 2010. Based on the uncertainty of local political and economic environments in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment
                             Three Months Ended      Six Months Ended
                             July 2,     July 3,    July 2,    July 3,
(Dollars in millions)          2011        2010       2011       2010

Net sales                    $236.5      $215.6     $466.2     $419.0
Operating income (loss)      $(11.1)     $ 11.0     $ (4.0)    $ 19.3

Net sales for the Marine segment increased $20.9 million and $47.2 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010. The increases are primarily the result of increased rates in most markets served during 2011 and higher cargo volumes as economic activity generally increased in 2011 compared to 2010.

Operating income for the Marine segment decreased $22.1 million and $23.3 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010. The decreases were primarily the result of cost increases for fuel for vessels, trucking and charter hire on a per unit shipped basis, especially in the second quarter of 2011 when fuel and trucking expenses increased significantly more than management anticipated. Partially offsetting the decreases were higher cargo rates as discussed above. Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2011. However, based on recent significant cost increases for fuel and trucking, management currently anticipates continuing operating losses for the remainder of 2011.

Sugar Segment
                              Three Months Ended      Six Months Ended
                              July 2,     July 3,     July 2,   July 3,
(Dollars in millions)           2011        2010        2011      2010

Net  sales                    $ 72.6      $ 45.0      $139.6    $ 98.9
Operating income              $ 21.6      $  9.5      $ 44.0    $ 20.8
Income (loss) from affiliates $ (0.1)     $  0.5      $  0.2    $  0.6

Net sales for the Sugar segment increased $27.6 million and $40.7 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010. The increases primarily reflect increased domestic sugar prices. Management cannot predict sugar prices for the remainder of 2011. Currently it is anticipated the cogeneration plant, discussed above, will be fully operational by the fourth quarter of 2011.

Operating income increased $12.1 million and $23.2 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010. The increases primarily represent higher margins from the increase in sugar prices discussed above. Management anticipates positive operating income for this segment for the remainder of 2011, although at a lower level than the first six months of 2011. However, beginning in late July a labor strike began at the sugar mill and if such strike continues for an extended period of time, it will result in a significantly shorter harvest season and could have a material impact to anticipated operating results for this segment.

Power Segment
                             Three Months Ended      Six Months Ended
                             July 2,     July 3,    July 2,    July 3,
(Dollars in millions)          2011        2010       2011       2010

Net sales                    $ 24.7      $ 31.0      $57.0      $64.0
Operating  income            $ 53.1      $  3.7      $56.6      $ 7.7

Net sales for the Power segment decreased $6.3 million and $7.0 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010 primarily reflecting lower production levels, partially offset by higher rates. The lower production levels are the result of the sale of the power generating facilities as noted below which eliminated production for part of April 2011 and also because only one of the two facilities was subsequently leased and operated. The higher rates were attributable primarily to higher fuel costs, a component of pricing. Operating income increased $49.4 million and $48.9 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010 primarily as a result of the gain on sale of power generating facilities discussed below, partially offset by lower production levels discussed above.

See Note 9 to the Condensed Consolidated Financial Statements for the sale of certain assets of this business on April 8, 2011, subsequent leasing of one power generating facility and the construction of a new replacement power generating facility. As a result of the sale, during  the  second  quarter of 2011, a gain  on  sale  of  assets  of
$51.4 million was recognized in operating income. Management anticipates that sales will be significantly lower for the remainder of 2011 as a result of the reduced operations until the start-up of the new power generating facility, anticipated by the end of 2011 or early 2012. Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment in 2011, although at a lower level than the first six months of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $7.6 million and $13.9 million for the three and six month periods of 2011 compared to same periods in 2010. The increases are primarily due to increased personnel costs in most segments and, to a lesser degree, costs related to Seaboard's deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in other investment income discussed below). As a percentage of revenues, SG&A decreased to 3.8% for the three and six month periods of 2011 compared to 4.4% and 4.6% for the same periods in 2010 primarily as a result of increased sales in the Commodity Trading and Milling and Pork segments.

Interest Income

Interest income decreased $1.7 million and $2.7 million for the three and six month periods of 2011 compared to the same periods in 2010. The decreases primarily reflected a decrease in average funds invested.

Interest Income from Affiliates

Interest income from affiliates for 2011 primarily represents interest from a note receivable from Butterball, an affiliated company in which Seaboard has a 50% non-controlling voting interest. This note was put in place in December 2010.

Other Investment Income (Loss), Net

Other investment income (loss), net increased $2.4 million and $1.7 million for the three and six month periods of 2011 compared to the same periods in 2010. The increases primarily reflect income from the mark-to-market value of Seaboard's investments related to the deferred compensation programs in 2011 compared to losses in 2010.

Foreign Currency Gains (Losses), Net

The fluctuations in foreign currency gains, net for the three and six months of 2011 compared to the same periods in 2010 primarily reflects foreign currency gains from Euro cash and short-term investment positions.

Income Tax Expense

The effective tax rate for the first six months of 2011, which approximates the expected annual tax rate, remained fairly constant compared to the tax rate for the year ended December 31, 2010. However, the tax rate for the first six months of 2011 is higher than the tax rate for the first six months of 2010 primarily due to higher projected domestic earnings relative to foreign earnings, as was the case in the last half of 2010.

OTHER FINANCIAL INFORMATION

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance to amend the requirements related to fair value measurement which changed the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. The amended guidance is effective for Seaboard on January 1, 2012. The adoption of this guidance is not expected to have a material impact on Seaboard's financial position or net earnings.

In June 2011, the FASB issued guidance to revise the manner in which entities present comprehensive income in the financial statements. The new guidance removes the footnote presentation option currently used by Seaboard and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Seaboard will be required to make this change in presentation in the first quarter of 2012. The adoption of this guidance will not have an impact on Seaboard's financial position or net earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchases and sale contracts. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates. From time to time, Seaboard may also enter into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard's market risk exposure related to these items has not changed materially since December 31, 2010. See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard's management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of July 2, 2011. Based upon and as of the date of that evaluation, Seaboard's Chief Executive and Chief Financial Officers concluded that Seaboard's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - There has been no change in Seaboard's internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, Seaboard's internal control over financial reporting.

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

101 The following financial information from Seaboard Corporation's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Earnings, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.
     * Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard). Forward-looking statements generally may be identified as statements that are not historical in nature; and
statements  preceded  by,  followed  by  or  that  include  the  words
"believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends," or similar expressions.
In more specific terms, forward--looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard's ability to obtain adequate financing and liquidity, (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, grains, sugar, turkey and other products and services; (iv) statements concerning management's expectations of recorded tax effects under certain circumstances; (v) the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices in the Dominican Republic; (viii) the ability of Seaboard to sell certain grain inventories in foreign countries at current cost basis and the related contract performance by customers; (ix) the effect of the fluctuation in foreign currency exchange rates; (x) statements concerning profitability or sales volume of any of Seaboard's segments; (xi) the anticipated costs and completion timetable for Seaboard's scheduled capital improvements, acquisitions and dispositions; or (xii) other trends affecting Seaboard's financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

                           Date: August 9, 2011


                           by: /s/ John A. Virgo
                               John A. Virgo, Senior Vice President,
                               Corporate Controller
                               and Chief Accounting Officer
                               (principal accounting officer)

                           Date: August 9, 2011