Form 10-Q
period 2011-10-01
SEABOARD CORP /DE/
filed 2011-11-08
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 1-3390

Seaboard Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2260388
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9000 W. 67th Street, Shawnee Mission, Kansas	66202
(Address of principal executive offices)	(Zip Code)

(913) 676-8800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

There were 1,212,297 shares of common stock, $1.00 par value per share, outstanding on October 31, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Thousands of dollars except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net sales:
Products (includes sales to affiliates of $256,703, $120,670, $608,778 and $363,891)	$1,213,346	$849,049	$3,539,542	$2,403,174
Services	234,758	231,029	718,313	681,659
Other	28,614	31,735	85,629	95,719
Total net sales	1,476,718	1,111,813	4,343,484	3,180,552
Cost of sales and operating expenses:
Products	1,114,479	795,722	3,167,568	2,160,084
Services	222,339	196,379	663,831	584,637
Gain on sale of power generating facilities	(1,500)	—	(52,923)	—
Other	24,935	25,738	73,013	78,776
Total cost of sales and operating expenses	1,360,253	1,017,839	3,851,489	2,823,497
Gross income	116,465	93,974	491,995	357,055
Selling, general and administrative expenses	49,476	52,332	157,765	146,700
Operating income	66,989	41,642	334,230	210,355
Other income (expense):
Interest expense	(1,067)	(1,731)	(4,089)	(5,647)
Interest income	2,163	2,837	6,507	9,862
Interest income from affiliates	4,769	108	12,616	401
Income (loss) from affiliates	(2,677)	4,851	8,850	16,275
Other investment income (loss), net	(6,437)	7,819	(3,811)	8,704
Foreign currency gain (loss), net	(3,059)	5,552	4,086	2,623
Miscellaneous, net	(9,738)	(3,843)	(11,902)	(6,479)
Total other income (loss), net	(16,046)	15,593	12,257	25,739
Earnings before income taxes	50,943	57,235	346,487	236,094
Income tax expense	(15,854)	(17,752)	(81,341)	(56,591)
Net earnings	$35,089	$39,483	$265,146	$179,503
Less: Net loss attributable to noncontrolling interests	1,471	386	1,764	748
Net earnings attributable to Seaboard	$36,560	$39,869	$266,910	$180,251

Earnings per common share	$30.07	$32.74	$219.52	$146.93
Dividends declared per common share	$—	$0.75	$—	$2.25
Average number of shares outstanding	1,215,863	1,217,828	1,215,874	1,226,780

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	October 1,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$50,937	$41,124
Short-term investments	300,203	332,205
Receivables, net of allowance	480,957	359,944
Inventories	658,051	533,761
Deferred income taxes	22,398	18,393
Deferred costs	—	84,141
Other current assets	114,693	115,844
Total current assets	1,627,239	1,485,412
Investments in and advances to affiliates	353,167	331,322
Net property, plant and equipment	777,568	701,131
Note receivable from affiliate	110,736	90,109
Goodwill	40,628	40,628
Intangible assets, net	19,559	19,746
Other assets	41,662	65,738
Total assets	$2,970,559	$2,734,086

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$104,000	$78,729
Current maturities of long-term debt	36,724	1,697
Accounts payable	125,755	146,265
Deferred revenue	43,563	122,344
Deferred revenue from affiliates	17,571	38,719
Other current liabilities	270,398	250,441
Total current liabilities	598,011	638,195
Long-term debt, less current maturities	118,378	91,407
Deferred income taxes	59,395	75,695
Other liabilities	158,358	150,540
Total non-current and deferred liabilities	336,131	317,642

Stockholders’ equity:
Common stock of $1 par value, Authorized 1,250,000 shares; issued and outstanding 1,215,279 and 1,215,879 shares	1,215	1,216
Accumulated other comprehensive loss	(129,452)	(123,907)
Retained earnings	2,163,650	1,897,897
Total Seaboard stockholders’ equity	2,035,413	1,775,206
Noncontrolling interests	1,004	3,043
Total equity	2,036,417	1,778,249
Total liabilities and stockholders’ equity	$2,970,559	$2,734,086

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Cash flows from operating activities:
Net earnings	$265,146	$179,503
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	60,111	65,648
Income from affiliates	(8,850)	(16,275)
Other investment loss (income), net	3,811	(8,704)
Deferred income taxes	(17,558)	(1,148)
Pay-in-kind interest on note receivable from affiliate	(7,697)	—
Gain on sale of power generating facilities	(52,923)	—
Gain from sale of fixed assets	(485)	(2,573)
Fixed asset impairment charge	5,600	—
Other	1,744	1,272
Changes in current assets and liabilities:
Receivables, net of allowance	(82,946)	(53,182)
Inventories	(130,019)	26,152
Other current assets	60,650	(15,460)
Current liabilities, exclusive of debt	(83,914)	64,618
Other, net	19,065	12,134
Net cash from operating activities	31,735	251,985
Cash flows from investing activities:
Purchase of short-term investments	(126,123)	(590,925)
Proceeds from the sale of short-term investments	139,941	402,625
Proceeds from the maturity of short-term investments	15,033	62,837
Acquisition of business, net of cash acquired	—	(5,578)
Purchase of long-term investments	(3,516)	—
Investments in and advances to affiliates, net	(15,232)	(19,009)
Notes receivable issued to affiliate	(33,037)	—
Principal payments received on notes from affiliate	212	—
Capital expenditures	(150,263)	(77,897)
Proceeds from the sale of power generating facilities	59,603	—
Proceeds from the sale of fixed assets	2,303	4,812
Other, net	692	2,159
Net cash from investing activities	(110,387)	(220,976)
Cash flows from financing activities:
Notes payable to banks, net	25,271	(1,856)
Proceeds from the issuance of long-term debt	63,378	—
Principal payments of long-term debt	(1,369)	(2,088)
Repurchase of common stock	(1,158)	(29,994)
Dividends paid	—	(2,756)
Other, net	261	238
Net cash from financing activities	86,383	(36,456)
Effect of exchange rate change on cash	2,082	1,012
Net change in cash and cash equivalents	9,813	(4,435)
Cash and cash equivalents at beginning of year	41,124	61,857
Cash and cash equivalents at end of period	$50,937	$57,422

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (“Seaboard”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Seaboard’s investments in non-consolidated affiliates are accounted for by the equity method.  The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Seaboard for the year ended December 31, 2010 as filed in its Annual Report on Form 10-K.  Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September.  Seaboard’s year-end is December 31.

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

Notes Receivable from Affiliates

Seaboard has notes receivable from affiliates.  Seaboard monitors the credit quality of these notes by obtaining and reviewing financial information for these affiliates on a monthly basis and by having Seaboard representatives serve on the Board of Directors of these affiliates.

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

Supplemental Non-Cash Transactions

As discussed in Note 9, Seaboard had a note receivable from an affiliate which accrues pay-in-kind interest income. Seaboard recognized $2,629,000 and $7,697,000 of non-cash, pay—in-kind interest income for the three and nine months ended October 1, 2011, respectively, related to this note receivable.

Recent Accounting Standards Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance to amend the requirements related to fair value measurement which changed the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for Seaboard on January 1, 2012.  The adoption of this guidance is not expected to have a material impact on Seaboard’s financial position or net earnings.

In June 2011, the FASB issued guidance to revise the manner in which entities present comprehensive income in the financial statements.  The new guidance removes the footnote presentation option currently used by Seaboard and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Seaboard will be required to make this change in presentation in the first quarter of 2012.  The adoption of this guidance will not have an impact on Seaboard’s financial position or net earnings.

In September 2011, the FASB issued guidance to allow entities the option of performing a qualitative assessment to test goodwill for impairment.  This guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  This guidance is effective for Seaboard on January 1, 2012 and early adoption is allowed.  Seaboard will adopt this guidance on January 1, 2012.  The adoption of this guidance will not have an impact on Seaboard’s financial position or net earnings.

Note 2– Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in the statement of earnings.

As of October 1, 2011 and December 31, 2010, the available-for-sale investments primarily consisted of corporate bonds, enhanced cash mutual fund, money market funds and fixed rate municipal notes and bonds.  At October 1, 2011, money market funds included $34,553,000 denominated in Euros.  At October 1, 2011 and December 31, 2010, amortized cost and estimated fair value were not materially different for these investments.

As of October 1, 2011, the trading securities primarily consisted of high yield debt securities.  Unrealized (losses) gains related to trading securities for the three and nine months ended October 1, 2011 were $(1,800,000) and $(1,701,000), respectively, and $1,292,000 and $2,116,000 for the three and nine months ended October 2, 2010, respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at October 1, 2011 and December 31, 2010.

	2011		2010
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value
Corporate bonds	$91,311	$92,167	$81,214	$82,351
Enhanced cash mutual fund	60,542	60,630	60,256	60,302
Money market funds	58,003	58,003	110,164	110,164
Emerging markets debt mutual fund	17,693	16,410	—	—
Fixed rate municipal notes and bonds	15,902	15,981	20,564	20,648
Collateralized mortgage obligations	14,487	14,590	12,329	12,380
U.S. Treasury securities	6,505	6,443	7,139	7,148
U.S. Government agency securities	6,393	6,375	10,142	10,184
Asset backed debt securities	3,825	3,823	2,847	2,848
Other	1,480	1,484	2,360	2,355
Total available-for-sale short-term investments	276,141	275,906	307,015	308,380
High yield trading debt securities	20,782	20,483	19,447	20,783
Other trading debt securities	4,019	3,814	2,807	3,042
Total available-for-sale and trading short-term investments	$300,942	$300,203	$329,269	$332,205

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of October 1, 2011.

(Thousands of dollars)	2011
Due within one year	$26,534
Due after one year through three years	66,873
Due after three years	20,943
Total fixed rate securities	$114,350

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at October 1, 2011 and December 31, 2010:

	October 1,	December 31,
(Thousands of dollars)	2011	2010
At lower of LIFO cost or market:
Live hogs and materials	$223,768	$200,600
Fresh pork and materials	30,435	24,779
	254,203	225,379
LIFO adjustment	(57,055)	(24,085)
Total inventories at lower of LIFO cost or market	197,148	201,294
At lower of FIFO cost or market:
Grains and oilseeds	295,289	203,232
Sugar produced and in process	57,028	50,190
Other	57,564	44,013
Total inventories at lower of FIFO cost or market	409,881	297,435
Grain, flour and feed at lower of weighted average cost or market	51,022	35,032
Total inventories	$658,051	$533,761

As of October 1, 2011, Seaboard had $1,709,000 recorded in grain inventories related to its commodity trading business that are committed to various customers in foreign countries for which customer contract performance is a heightened concern.  If Seaboard is unable to collect amounts from these customers as currently estimated or Seaboard is forced to find other customers for a portion of this inventory, it is possible that Seaboard could incur additional write-downs in the value of this inventory if Seaboard is not successful in selling at the current carrying value.  During the third quarter of 2011, significant issues occurred with certain customers resulting in write-offs of material amounts of inventory for contract non-performance, which amounts were both previously not considered at risk and also amounts previously disclosed at risk.  For the three and nine months of 2011, Seaboard incurred net write-downs of $10,650,000 and $13,992,000, respectively, related to these types of inventories.

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments.  Seaboard’s 2006-2009 U.S. income tax returns are currently under IRS examination.  There have not been any material changes in unrecognized income tax benefits since December 31, 2010.  Interest related to unrecognized tax benefits and penalties was not material for the nine months ended October 1, 2011.

Note 5 –Derivatives and Fair Value of Financial Instruments

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

Level 3:   Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table shows assets and liabilities measured at fair value on a recurring basis as of October 1, 2011 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first nine months of 2011.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	October 1,
(Thousands of dollars)	2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Corporate bonds	$92,167	$—	$92,167	$—
Enhanced cash mutual fund	60,630	60,630	—	—
Money market funds	58,003	58,003	—	—
Emerging markets debt	16,410	16,410	—	—
Fixed rate municipal notes and bonds	15,981	—	15,981	—
Collateralized mortgage obligations	14,590	—	14,590	—
U.S. Treasury securities	6,443	—	6,443	—
U.S. Government agency securities	6,375	—	6,375	—
Asset backed debt securities	3,823	—	3,823	—
Other	1,484	—	1,484	—
Trading securities – short-term investments:
High yield debt securities	20,483	—	20,483	—
Other debt securities	3,814	—	3,814	—
Trading securities – other current assets:
Domestic equity securities	11,803	11,803	—	—
Foreign equity securities	7,107	3,718	3,389	—
Money market funds	3,857	3,857	—	—
Fixed income mutual funds	2,809	2,809	—	—
U.S. Government agency securities	2,174	—	2,174	—
U.S. Treasury securities	1,926	—	1,926	—
Other	1,943	1,883	60	—
Derivatives:
Commodities(1)	8,475	8,475	—	—
Interest rate swaps	—	—	—	—
Foreign currencies	13,884	—	13,884	—
Total Assets	$354,181	$167,588	$186,593	$—
Liabilities:
Derivatives:
Commodities(1)	$32,092	$32,092	$—	$—
Interest rate swaps	10,533	—	10,533	—
Foreign currencies	938	—	938	—
Total Liabilities	$43,563	$32,092	$11,471	$—

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of October 1, 2011, the commodity derivatives had a margin account balance of $29,169,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $5,552,000.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and also the level within the fair value hierarchy used to measure each category of assets.

(Thousands of dollars)	Balance December 31, 2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities — short-term investments:
Money market funds	$110,164	$110,164	$—	$—
Corporate bonds	82,351	—	82,351	—
Enhanced cash mutual fund	60,302	60,302	—	—
Fixed rate municipal notes and bonds	20,648	—	20,648	—
Collateralized mortgage obligations	12,380	—	12,380	—
U.S. Government agency securities	10,184	—	10,184	—
U.S. Treasury securities	7,148	—	7,148	—
Asset backed debt securities	2,848	—	2,848	—
Other	2,355	—	2,355	—
Trading securities- short term investments:
High yield debt securities	20,783	—	20,783	—
Other debt securities	3,042	—	3,042	—
Trading securities — other current assets:
Domestic equity securities	13,332	13,332	—	—
Foreign equity securities	8,157	4,131	4,026	—
Fixed income mutual funds	3,758	3,758	—	—
Money market funds	3,208	3,208	—	—
U.S. Treasury securities	2,732	—	2,732	—
U.S. Government agency securities	1,371	—	1,371	—
Other	183	157	26	—
Derivatives:
Commodities(1)	15,966	15,958	8	—
Interest rate swaps	1,410	—	1,410	—
Foreign currencies	120	—	120	—
Total Assets	$382,442	$211,010	$171,432	$—
Liabilities:
Derivatives:
Commodities(1)	$9,170	$9,170	$—	$—
Interest rate swaps	1,161	—	1,161	—
Foreign currencies	11,652	—	11,652	—
Total Liabilities	$21,983	$9,170	$12,813	$—

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of December 31, 2010, the commodity derivatives had a margin account balance of $2,178,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $8,974,000.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

As of October 1, 2011, Seaboard measured certain assets at estimated fair value on a nonrecurring basis related to the asset impairment of the ham-boning and processing plant in Mexico incurred during the third quarter of 2011 as discussed in Note 9.  These assets with a total estimated fair value of $3,900,000 as of October 1, 2011, were measured at the level 3 fair value hierarchy using an internal estimate combining market and income approaches.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. The amortized cost and estimated fair values of investments and long-term debt at October 1, 2011 and December 31, 2010 are presented below.

	2011		2010
(Thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, available-for-sale	$276,141	$275,906	$307,015	$308,380
Short-term investments, trading debt securities	24,801	24,297	22,254	23,825
Long-term debt	155,102	159,409	93,104	96,438

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Since these derivatives and interest rate exchange agreements discussed below, are not accounted for as hedges, fluctuations in the related commodity prices, currency exchange rates and interest rates could have a material impact on earnings in any given period.  From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2010.

Commodity Instruments

Seaboard uses various grain, meal, hog, and energy resource related futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At October 1, 2011, Seaboard had open net derivative contracts to purchase 3,360,000 pounds of soybean oil and 57,000 tons of soybean meal and open net derivative contracts to sell 3,738,000 gallons of heating oil, 3,038,000 bushels of grain and 6,880,000 pounds of hogs.  At December 31, 2010, Seaboard had open net derivative contracts to purchase 5,880,000 bushels of grain, 2,900 tons of soybean meal and 43,240,000 pounds of hogs and open net derivative contracts to sell 1,806,000 gallons of heating oil.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies.  Foreign exchange agreements that were primarily related to an underlying commodity transaction were recorded at fair value with changes in value marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings.  Foreign exchange agreements that were not related to an underlying commodity transaction were recorded at fair value with changes in value marked to market as a component of foreign currency gain (loss) on the Condensed Consolidated Statements of Earnings.

At October 1, 2011, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $115,396,000 primarily related to the South African Rand.

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

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $13,884,000 with six counterparties.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statement of Earnings for the three and nine months ended October 1, 2011 and October 2, 2010.

		Three Months Ended		Nine Months Ended
(Thousands of dollars)	Location of Gain or (Loss) Recognized in Income	October 1, 2011 Amount of Gain or (Loss) Recognized in Income	October 2, 2010 Amount of Gain or (Loss) Recognized in Income	October 1, 2011 Amount of Gain or (Loss) Recognized in Income	October 2, 2010 Amount of Gain or (Loss) Recognized in Income
Commodities	Cost of sales	$(10,162)	$(29,417)	$10,493	$(6,290)
Foreign currencies	Cost of sales	14,574	(17,267)	25,317	(8,191)
Foreign currencies	Foreign currency	1,027	257	790	(914)
Interest rate	Miscellaneous, net	(10,394)	(4,072)	(12,996)	(7,197)

The following table provides the fair value of each type of derivative held as of October 1, 2011 and December 31, 2010 and where each derivative is included on the Condensed Consolidated Balance Sheets.

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
(Thousands of dollars)	Sheet Location	October 1, 2011	December 31, 2010	Sheet Location	October 1, 2011	December 31, 2010
Commodities(1)	Other current assets	$8,475	$15,966	Other current assets	$32,092	$9,170
Foreign currencies	Other current assets	13,884	120	Other current liabilities	938	11,652
Interest rate	Other current assets	—	1,410	Other current liabilities	10,533	1,161

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of October 1, 2011 and December 31, 2010, the commodity derivatives had a margin account balance of $29,169,000 and $2,178,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $5,552,000 and $8,974,000, respectively.

Note 6 — Employee Benefits

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Nine Months Ended
(Thousands of dollars)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Components of net periodic benefit cost:
Service cost	$1,840	$1,586	$5,572	$4,755
Interest cost	2,243	2,166	6,786	6,493
Expected return on plan assets	(1,616)	(1,556)	(4,935)	(4,663)
Amortization and other	1,012	999	3,055	2,995
Net periodic benefit cost	$3,479	$3,195	$10,478	$9,580

Note 7 — Commitments and Contingencies

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions.  In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of October 1, 2011, Seaboard had guarantees outstanding to three third parties with a total maximum exposure of $1,504,000.  Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of October 1, 2011, Seaboard had outstanding letters of credit (“LCs”) with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $43,078,000 and $5,923,000, respectively.  These LCs included $26,385,000 of LCs, which support the Industrial Development Revenue Bonds included as long-term debt and $16,500,000 of LCs related to insurance coverages.

Note 8 — Stockholders’ Equity and Accumulated Other Comprehensive Loss

Components of total comprehensive income, net of related taxes, are summarized as follows:

	Three Months Ended		Nine Months Ended
(Thousands of dollars)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net earnings	$35,089	$39,483	$265,146	$179,503
Other comprehensive income net of applicable taxes:
Foreign currency translation adjustment	(5,082)	(879)	(6,673)	(3,920)
Unrealized gain on investments	(1,652)	(669)	(849)	(1,371)
Unrecognized pension cost	906	704	1,977	2,189
Total comprehensive income	$29,261	$38,639	$259,601	$176,401

The components of and changes in accumulated other comprehensive loss for the nine months ended October 1, 2011 are as follows:

(Thousands of dollars)	Balance December 31, 2010	Period Change	Balance October 1, 2011
Cumulative foreign currency translation adjustment	$(81,280)	$(6,673)	$(87,953)
Unrealized gain on investments	445	(849)	(404)
Unrecognized pension cost	(43,072)	1,977	(41,095)
Accumulated other comprehensive loss	$(123,907)	$(5,545)	$(129,452)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At October 1, 2011, the Sugar segment had $202,831,000 in net assets denominated in Argentine pesos and $31,337,000 in net liabilities denominated in U.S. dollars.

With the exception of the foreign currency translation adjustment to which a 35 percent federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39 percent effective tax rate.  In addition, the unrecognized pension cost includes $12,451,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On October 31, 2011, the Board of Directors extended through October 31, 2012 the share repurchase program previously approved on November 6, 2009 and originally set to expire on October 31, 2011.  Under this share repurchase program, Seaboard is authorized to repurchase from time to time up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price.  As of October 31, 2011, $63,329,000 remained available for repurchases under this program.  During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchase will be funded by cash on hand.  Shares repurchased will be retired and resume the status of authorized and unissued shares.  All stock repurchased will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board’s stock repurchase authorization does not obligate a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion. For the nine months ended October 1, 2011, Seaboard repurchased 600 shares of common stock at a total cost of $1,158,000.  Also, Seaboard currently does not intend to declare any dividends during 2011 or 2012 as there was a prepayment of the annual 2011 and 2012 dividends in December 2010.

Note 9 — Segment Information

During the second quarter of 2009, Seaboard started operations at its ham-boning and processing plant in Mexico.  Since that time, this plant has experienced certain difficulties including challenges facing many U.S. border towns in Mexico.  Despite being in operation for over two years, overall results have been below expectations with inconsistencies in margins and volumes.  As of October 1, 2011, Seaboard performed an impairment evaluation of this plant and determined there was an impairment loss based on management’s current cash flow assumptions and probabilities of outcomes.  This analysis resulted in a $5,600,000 impairment charge recorded in cost of sales on the Consolidated Statement of Earnings during the third quarter of 2011 to write down the recorded value of these assets to the estimated fair value.  As this plant is not wholly-owned by Seaboard, this impairment charge is partially offset by a reduction (loss attributable) to noncontrolling interest of $1,830,000.  Accordingly, the total impact on net earnings attributable to Seaboard, net of taxes, was $2,300,000.  The remaining net book value of these assets as of October 1, 2011 was $3,900,000.

In the first quarter of 2011, the Commodity Trading and Milling segment recognized $101,080,000 in net sales related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until 2011.

On April 8, 2011, Seaboard closed the sale of its two floating power generating facilities in the Dominican Republic, the Estrella Del Norte (“EDN”) and Estrella Del Mar (“EDM”), for $73,102,000 (net of $3,000,000 placed in escrow for potential dry dock costs). During March 2009, $15,000,000 was paid to Seaboard.  In the second quarter of 2011, the previously escrowed balance of $55,000,000, less $3,000,000 to remain in escrow for potential dry dock costs, plus $2,796,000 of escrow earnings and $3,306,000 for various inventory items related to the EDN, was paid to Seaboard.  Seaboard received $1,500,000 of the $3,000,000 in escrow in the third quarter of 2011.  The $1,500,000 was recognized as a gain on sale of assets in operating income in the third quarter of 2011.  Seaboard ceased depreciation on January 1, 2010 for these two power generating facilities but continued to operate them until March 30, 2011.  The net book value of the two power generating facilities and various inventory items related to EDN was $21,679,000 at the sale close date.   Seaboard recognized a gain on sale of assets of $51,423,000 in operating income in the second quarter of 2011.   In late March 2011, the purchaser entered into discussions with Seaboard to lease the EDM to Seaboard for a short period of time.  On April 20, 2011, Seaboard signed a short-term lease agreement that allowed Seaboard to resume operations of the EDM (72 megawatts) and operate it through approximately March 31, 2012.  Seaboard and the purchaser also agreed to defer the sale to the purchaser of the inventory related to the EDM until the end of the lease term.  Seaboard retained all other physical properties of this business and is currently building a 106 megawatt floating power generating facility for use in the Dominican Republic for approximately $125,000,000.  This new facility is anticipated to begin operations in early 2012, resulting in lower sales for this segment for the remainder of 2011.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three and nine month periods ended October 1, 2011 of $371,505,000 and $942,776,000, respectively, and operating income for the three and nine month periods ended October 1, 2011 of $1,249,000 and $16,155,000, respectively.  As of October 1, 2011 and December 31, 2010, the Turkey segment had total assets of $880,058,000 and $725,464,000, respectively.  During the third quarter of 2011, management of Butterball announced the planned closing of its Longmont, Colorado facilities by December 31, 2011, resulting in an impairment of fixed assets charge and an accrued severance charge.  Seaboard’s proportionate share of these charges was $(2,622,000) recognized in income from affiliates for the three and nine month periods ended October 1, 2011.

In conjunction with Seaboard’s initial investment in Butterball on December 6, 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $97,911,000 as of October 1, 2011.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity.  During the third quarter of 2011, Seaboard provided a term loan of $13,037,000 to Butterball to pay off capital leases for certain fixed assets which originally were financed with third parties.  The effective interest rate on the term loan is approximately 12%.  Although the term loan expires on January 31, 2018, Seaboard anticipates that Butterball will pay off the term loan prior to such expiration date as Butterball intends to sell all of the related assets and is required to remit the proceeds from such sale to Seaboard to repay the loan.  As of October 1, 2011, the balance of the term loan recorded in long-term notes receivable from affiliate was $12,825,000.

On September 30, 2011, Seaboard provided a $20,000,000 short-term loan to Butterball evidenced by a Subordinated Convertible Promissory Note (the “Note”).  This Note bears interest at prime plus 2% and is classified as a current receivable as of October 1, 2011.  On November 3, 2011, Butterball repaid this loan in full.

During the third quarter of 2011, Seaboard made an additional capital contribution of $5,598,000 in Butterball to assist Butterball in its acquisition of certain live growing facilities.  Maxwell Farms, LLC, the owner of a 50% voting interest in Butterball, made an equal capital contribution.

Subsequent to October 1, 2011, Seaboard provided a $35,000,000 line of credit to a 50% owned, non-consolidated affiliate, PS International, LLC, to pay off a credit facility with third party banks used for working capital needs.  The line of credit has an interest rate of prime plus 1%, a 0.5% commitment fee on the unused portion and is secured by the assets of the affiliate.  As of October 29, 2011, Seaboard had a balance of $22,800,000 receivable from this affiliate under this line of credit.

The following tables set forth specific financial information about each segment as reviewed by Seaboard’s management. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income.  Operating income, along with income or losses from affiliates for the Commodity Trading and Milling segment, is used as the measure of evaluating segment performance because management does not consider interest, other investment income and income tax expense on a segment basis.

Sales to External Customers:

	Three Months Ended		Nine Months Ended
(Thousands of dollars)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Pork	$446,138	$354,524	$1,311,530	$1,020,714
Commodity Trading and Milling	717,188	458,310	2,050,426	1,272,046
Marine	225,594	214,247	691,815	633,285
Sugar	55,611	49,170	195,208	148,028
Power	28,614	31,735	85,629	95,719
All Other	3,573	3,827	8,876	10,760
Segment/Consolidated Totals	$1,476,718	$1,111,813	$4,343,484	$3,180,552

Operating Income (Loss):

	Three Months Ended		Nine Months Ended
(Thousands of dollars)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Pork	$53,755	$54,266	$195,844	$139,308
Commodity Trading and Milling	7,054	(28,250)	45,356	13,907
Marine	(8,150)	12,635	(12,182)	31,938
Sugar	10,566	3,669	54,591	24,491
Power	3,718	4,474	60,324	12,208
All Other	(272)	79	(903)	665
Segment Totals	66,671	46,873	343,030	222,517
Corporate Items	318	(5,231)	(8,800)	(12,162)
Consolidated Totals	$66,989	$41,642	$334,230	$210,355

Income (loss) from Affiliates:

	Three Months Ended		Nine Months Ended
(Thousands of dollars)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Commodity Trading and Milling	$1,384	$4,817	$11,782	$15,667
Sugar	93	34	311	608
Turkey	(4,154)	—	(3,243)	—
Segment/Consolidated Totals	$(2,677)	$4,851	$8,850	$16,275

Total Assets:

(Thousands of dollars)	October 1, 2011	December 31, 2010
Pork	$749,813	$761,490
Commodity Trading and Milling	816,539	686,379
Marine	269,096	246,902
Sugar	251,750	223,223
Power	154,992	91,739
Turkey	321,091	277,778
All Other	6,661	6,332
Segment Totals	2,569,942	2,293,843
Corporate Items	400,617	440,243
Consolidated Totals	$2,970,559	$2,734,086

Investments in and Advances to Affiliates:

(Thousands of dollars)	October 1, 2011	December 31, 2010
Commodity Trading and Milling	$159,704	$140,696
Sugar	3,108	2,957
Turkey	190,355	187,669
Segment/Consolidated Totals	$353,167	$331,322

Administrative services provided by the corporate office allocated to the individual segments represent corporate services rendered to and costs incurred for each specific segment with no allocation to individual segments of general corporate management oversight costs.  Corporate assets include short-term investments, other current assets related to deferred compensation plans, fixed assets, deferred tax amounts and other miscellaneous items.  Corporate operating losses represent certain operating costs not specifically allocated to individual segments.  For the three months ended October 1, 2011, corporate operating income represents negative costs related to Seaboard’s deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in Other Investment Income (Loss), Net) in excess of certain operating costs not specifically allocated to individual segments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of October 1, 2011 decreased $22.2 million to $351.1 million from December 31, 2010.  The decrease was the result of cash used for capital expenditures of $150.3 million, notes receivables issued to affiliate of $33.0 million, and investments in and advances to affiliates of $15.2 million.  Partially offsetting this decrease was $59.6 million of proceeds received from the sale of power generating facilities, as discussed below, $87.3 million in increased net borrowings and $31.7 million net cash from operating activities.  Cash from operating activities decreased $220.3 million for the nine months ended October 1, 2011 compared to the same period in 2010, primarily as a result of changes in working capital needs in the Commodity Trading and Milling segment for increases in receivables and inventories and also timing of payments for current liabilities.  Partially offsetting this decrease was higher net earnings for the nine months ended October 1, 2011 compared to the same period in 2010.

Acquisitions, Capital Expenditures and Other Investing Activities

During the nine months ended October 1, 2011, Seaboard invested $150.3 million in property, plant and equipment, of which $25.3 million was expended in the Pork segment, $26.0 million in the Marine segment, $17.7 million in the Sugar segment and $76.5 million in the Power segment.  The Pork segment expenditures were primarily for additional finishing barns and improvements to existing facilities and related equipment.  The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment.  In the Sugar segment, the capital expenditures were primarily for the continued development of the cogeneration plant with the remaining amount for normal upgrades to existing operations.  The cogeneration plant became fully operational in October 2011.  The Power segment expenditures were primarily used for the construction of a 106 megawatt power generating facility for use in the Dominican Republic.  The total cost of the project is estimated to be approximately $125.0 million.  Operations are anticipated to begin in early 2012.  All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2011, management has budgeted capital expenditures totaling $52.8 million.  The Pork segment plans to spend $14.6 million primarily for tractor-trailers and improvements to existing facilities and related equipment.  The Marine segment has budgeted $9.4 million primarily for additional cargo carrying and handling equipment.  In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and dry bulk vessels for the Commodity Trading and Milling segment during 2011.  The Sugar segment plans to spend $10.7 million primarily on normal upgrades to existing operations. The Power segment plans to spend $13.3 million primarily for the new power generating facility being constructed as discussed above.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion.  The balance of $4.8 million is planned to be spent in all other businesses.  Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard’s available borrowing capacity.

During 2010, Seaboard agreed to invest in various limited partnerships as a limited partner that are expected to enable Seaboard to obtain certain low income housing tax credits over a period of approximately ten years.  The total commitment is approximately $17.5 million and the majority of the investment is expected to be made during late 2011 and 2012.  As of October 1, 2011, Seaboard had invested $3.5 million in these partnerships.

Seaboard has a 50% non-controlling interest in a bakery being built in Central Africa.  The total project cost is estimated to be $60.0 million but Seaboard’s total investment has not yet been determined pending finalization of third party financing alternatives for a portion of the project.  The bakery is not expected to be operational until the first half of 2012.  As of October 1, 2011, Seaboard had invested a total of $18.3 million in this project, including $8.2 million invested during the nine month period ended October 1, 2011.

On April 8, 2011, Seaboard closed the sale of its two power generating facilities in the Dominican Republic for $73.1 million.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

During the third quarter of 2011, Seaboard provided a term loan of $13.0 million and a short-term loan of $20.0 million to its non-consolidated affiliate, Butterball, LLC (Butterball).  On November 3, 2011, Butterball repaid the short-term loan of $20.0 million. Also during the third quarter of 2011, Seaboard made an additional capital contribution of $5.6 million in Butterball to assist in their acquisition of certain live growing facilities.  Subsequent to October 1, 2011, Seaboard provided a $35.0 million line of credit to a 50% owned, non-consolidated affiliate, PS International, LLC.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Financing Activities and Debt

As of October 1, 2011, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $179.3 million.  As of October 1, 2011, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $59.0 million.  Outstanding standby letters of credit reduced Seaboard’s borrowing capacity under its committed and uncommitted credit lines by $43.1 million and $5.9 million, respectively, primarily representing $26.4 million for Seaboard’s outstanding Industrial Development Revenue Bonds and $16.5 million related to insurance coverage.  Also included in notes payable as of October 1, 2011 was a term note of $45.0 million.

Seaboard has a long-term credit agreement for $114.0 million to finance the construction of the new power generating facility in the Dominican Republic noted above.  During the first nine months of 2011, Seaboard borrowed an additional $63.4 million under this credit facility.  As of October 1, 2011, $79.7 million had been borrowed from this credit facility.

Seaboard’s remaining 2011 scheduled long-term debt maturities total $0.3 million.  As of October 1, 2011, Seaboard had cash and short-term investments of $351.1 million, total net working capital of $1,029.2 million and a $300.0 million committed line of credit maturing on July 10, 2013.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2011. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of October 1, 2011, $139.5 million of the $351.1 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay U.S. taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

On November 6, 2009, the Board of Directors authorized up to $100.0 million for a share repurchase program, which was extended by the Board of Directors for an additional year through October 31, 2012.  For the nine months ended October 1, 2011, Seaboard used cash to repurchase 600 shares of common stock at a total price of $1.2 million.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion.  Also, Seaboard currently does not intend to declare any dividends during 2011 and 2012.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2011 increased by $364.9 million and $1,162.9 million, respectively, over the same periods in 2010, which primarily reflected increased prices for and volumes of commodities traded and also an increase in overall sale prices for pork products.

Operating income increased by $25.3 million and $123.9 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010.  The increases for the three and nine month periods reflect a $50.2 million and $40.5 million, respectively, fluctuation of marking to market Commodity Trading and Milling derivative contracts, as discussed below, and to a lesser extent, higher sugar prices.  The increase for the nine month period also reflects a one-time gain on sale of power generating facilities of $52.9 million and, to a lesser extent, higher pork prices.  The increases were partially offset by write-downs of $10.7 million and $14.0 million in the three and nine month periods of 2011, respectively, for certain grain inventories for customer contract performance issues as discussed below and declining performance in the Marine segment from higher operating costs.

Pork Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$446.1	$354.5	$1,311.5	$1,020.7
Operating income	$53.8	$54.3	$195.8	$139.3

Net sales for the Pork segment increased $91.6 million and $290.8  million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010.  The increases primarily reflect an increase in overall sales prices for pork products and, to a lesser extent, increased sales volume and prices of biodiesel and higher volume of pork products sold.

Operating income for the Pork segment decreased $0.5 million and increased $56.5 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010.  For the nine month period, the increase was primarily a result of higher sales prices and, to a lesser extent, higher volumes of pork products sold as discussed above and an increase in payments received from the U.S. Government for biodiesel production in 2011 compared to 2010.  Partially offsetting the increase was higher feed costs, especially in the third quarter primarily from higher corn prices, and higher costs for hogs purchased from third parties.  During the third quarter of 2011, a $5.6 million impairment charge was incurred related to the ham boning plant in Mexico resulting in a decrease in operating income compared to the third quarter of 2010.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the impairment charge. Management is unable to predict future market prices for pork products or the cost of feed and hogs purchased from third parties.  However, management anticipates positive operating income for the remainder of 2011, although at a lower level than the first nine months of 2011 and the fourth quarter of 2010.

Commodity Trading and Milling Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$717.2	$458.3	$2,050.4	$1,272.0
Operating income (loss) as reported	$7.1	$(28.3)	$45.4	$13.9
Less mark-to-market adjustments	(12.5)	37.7	(22.3)	18.2
Operating income excluding mark-to-market adjustments	$(5.4)	$9.4	$23.1	$32.1
Income from affiliates	$1.4	$4.8	$11.8	$15.7

Net sales for the Commodity Trading and Milling segment increased $258.9 million and $778.4 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010.  The increases are primarily the result of increased prices for wheat and corn, and increased volumes of commodities sold to both third parties and non-consolidated affiliates.  In addition, $101.1 million in net sales were recognized in the first quarter of 2011 related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until the first quarter of 2011.

Operating income for this segment increased $35.4 million and $31.5 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010.  The increases for the three and nine month periods primarily reflect the $50.2 million and $40.5 million fluctuation of marking to market the derivative contracts, as discussed below.  Excluding the effects of these derivative contracts, operating income decreased $14.8 million and $9.0 million for the three and nine month periods, respectively.  The decreases were primarily the result of net write-downs of $10.7 million and $14.0 million in the three and nine month periods of 2011, respectively, for certain grain inventories for customer contract performance issues, as discussed further in Note 3 to the Condensed Consolidated Financial Statements.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates, the current volatility in the commodity markets and remaining issues with certain customer contract performance, management is unable to predict future sales and operating results for the remainder of 2011.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $12.5 million and $22.3 million, respectively, for the three and nine month periods of 2011 and operating income would have been higher by $37.7 million and $18.2 million, respectively, for the three and nine month periods of 2010, respectively.  While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2011.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates for the three and nine month periods of 2011 decreased by $3.4 million and $3.9 million, respectively, from the same periods in 2010. Based on the uncertainty of local political and economic environments in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$225.6	$214.2	$691.8	$633.3
Operating income (loss)	$(8.2)	$12.6	$(12.2)	$31.9

Net sales for the Marine segment increased $11.4 million and $58.5 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010.  The increases are primarily the result of increased rates in most markets served during 2011 and, to a lesser extent for the nine month period, higher cargo volumes as economic activity generally increased in 2011 compared to 2010.  However, for the three month period, the increase was partially offset by lower volumes primarily as a result of increased competition in certain markets.

Operating income for the Marine segment decreased $20.8 million and $44.1 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010.  The decreases were primarily the result of cost increases for fuel, trucking and charterhires on a per unit shipped basis. Partially offsetting the decreases were higher cargo rates as discussed above.  Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2011.  However, based on higher fuel and trucking costs, management currently anticipates continuing operating losses for the remainder of 2011.

Sugar Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$55.6	$49.2	$195.2	$148.0
Operating income	$10.6	$3.7	$54.6	$24.5
Income from affiliates	$0.1	$—	$0.3	$0.6

Net sales for the Sugar segment increased $6.4 million and $47.2 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010.  The increases primarily reflect increased domestic sugar prices partially offset by lower volumes.  Management cannot predict sugar prices for the remainder of 2011.  The cogeneration plant, discussed above, became fully operational in October 2011.

Operating income increased $6.9 million and $30.1 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010.  The increases primarily represent higher margins from the increase in sugar prices discussed above.  Management anticipates positive operating income for this segment for the remainder of 2011, although at a lower level than the first nine months of 2011.  Beginning in late July a labor strike began at the sugar mill.  This strike was resolved in mid-August and did not have a material impact to operating results for this segment.

Power Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$28.6	$31.7	$85.6	$95.7
Operating income	$3.7	$4.5	$60.3	$12.2

Net sales for the Power segment decreased $3.1 million and $10.1 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010 primarily reflecting lower production levels, partially offset by higher rates.  The lower production levels are the result of the sale of the power generating facilities as noted below which eliminated production for part of April 2011 and also because only one of the two facilities was subsequently leased and operated.  The higher rates were attributable primarily to higher fuel costs, a component of pricing.

Operating income decreased $0.8 million and increased $48.1 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010.  The decrease for the three month period was from lower production levels discussed above partially offset by the $1.5 million gain discussed below.  The increase for the nine month period was primarily as a result of the gain on sale of power generating facilities discussed below, partially offset by lower production levels discussed above.

See Note 9 to the Condensed Consolidated Financial Statements for the sale of certain assets of this business on April 8, 2011, subsequent leasing of one power generating facility and the construction of a new replacement power generating facility.  As a result of the sale, during the second quarter of 2011, a gain on sale of assets of $51.4 million was recognized in operating income.  Seaboard received $1.5 million of the $3.0 million in escrow in the third quarter of 2011, which was recognized as a gain on sale of assets in operating income in the third quarter of 2011.  Management anticipates that sales volumes will be lower for the remainder of 2011 as a result of the reduced operations until the start-up of the new power generating facility, anticipated to begin in early 2012.   Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs.  However, management anticipates positive operating income for this segment for the remainder of 2011, although at a lower level than the first nine months of 2011.

Turkey Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2011	2010	2011	2010
Loss from affiliate	$(4.2)	$—	$(3.2)	$—

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, which occurred on December 6, 2010.  During the third quarter of 2011, management of Butterball announced the planned closing of its Longmont, Colorado facilities by December 31, 2011, resulting in an impairment of fixed assets charge and an accrued severance charge.  Seaboard’s proportionate share of these charges represented $2.6 million recognized in loss from affiliate for the three and nine month periods ended October 1, 2011.  In addition, the marking to market of commodity derivative contracts resulted in losses of $2.6 million and $3.0 million (Seaboard’s proportionate share) for the three and nine month periods ended October 1, 2011, respectively, as a result of the decrease in commodity prices in late September for corn and soybean meal.  Also included in the loss from affiliate are losses from interest rate exchange agreements as a result of fluctuating interest rates of $1.5 million and $2.4 million (Seaboard’s proportionate share) for the three and nine month periods ended October 1, 2011.  Butterball anticipates positive income for the remainder of 2011, excluding the potential effects of marking to market derivative contracts and interest rate exchange agreements.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $2.9 million and increased $11.1 million for the three and nine month periods of 2011 compared to same periods in 2010.  The decrease for the three month period is primarily the result of lower costs related to Seaboard’s deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in Other Investment Income (Loss), Net discussed below) partially offset by higher personnel costs in most segments.  The increase for the nine month period is primarily the result of increased personnel costs in most segments partially offset by lower costs related to Seaboard’s deferred compensation programs.  As a percentage of revenues, SG&A decreased to 3.4% and 3.6%

for the three and nine month periods of 2011 compared to 4.7% and 4.6% for the same periods in 2010 primarily as a result of increased sales in the Commodity Trading and Milling and Pork segments.

Interest Expense

Interest expense decreased $0.7 million and $1.6 million for the three and nine month periods of 2011 compared to the same periods in 2010.  The decreases primarily reflect higher capitalized interest during 2011 compared to 2010 related to the construction of the cogeneration plant and new power generating facility discussed above.  The decreases were partially offset by increased interest expense in 2011 for new borrowings under a long-term credit facility to finance the construction of the new power generating facility in the Dominican Republic.

Interest Income

Interest income decreased $0.7 million and $3.4 million for the three and nine month periods of 2011 compared to the same periods in 2010.  The decreases primarily reflected a decrease in average funds invested.

Interest Income from Affiliates

Interest income from affiliates for 2011 primarily represents interest from notes receivable from Butterball, an affiliated company in which Seaboard has a 50% non-controlling voting interest.  Seaboard invested in Butterball in December 2010.

Other Investment Income (Loss), Net

Other investment income (loss), net decreased $14.3 million and $12.5 million for the three and nine month periods of 2011 compared to the same periods in 2010.  The decreases primarily reflect increased losses of $8.2 million and $5.6 million for the three and nine month periods of 2011 compared to 2010 from the mark-to-market value of Seaboard’s investments related to the deferred compensation programs. The decrease also reflects losses on both available for sale and trading securities investments of $1.8 million and $1.6 million for the three and nine month periods ended October 1, 2011 compared to gains of $4.3 million and $5.6 million for the same periods in 2010.

Foreign Currency Gains (Losses), Net

The fluctuations in foreign currency gains, net for the three and nine months of 2011 compared to the same periods in 2010 primarily reflects foreign currency fluctuations from Euro cash and Euro short-term investment positions.

Miscellaneous, Net

The fluctuations in miscellaneous, net for the three and nine months of 2011 compared to the same periods in 2010 primarily reflects increased losses from interest rate exchange agreements.

Income Tax Expense

The higher tax rate for the three month periods of 2011 and 2010 compared to the nine month periods of 2011 and 2010 resulted from increasing the projected domestic income relative to projected total income during the third quarter.

OTHER FINANCIAL INFORMATION

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance to amend the requirements related to fair value measurement which changed the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for Seaboard on January 1, 2012.  The adoption of this guidance is not expected to have a material impact on Seaboard’s financial position or net earnings.

In June 2011, the FASB issued guidance to revise the manner in which entities present comprehensive income in the financial statements.  The new guidance removes the footnote presentation option currently used by Seaboard and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Seaboard will be required to make this change in presentation in the first quarter of 2012.  The adoption of this guidance will not have an impact on Seaboard’s financial position or net earnings.

In September 2011, the FASB issued guidance to allow entities the option of performing a qualitative assessment to test goodwill for impairment.  This guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  This guidance is effective for

Seaboard on January 1, 2012 and early adoption is allowed.  Seaboard will adopt this guidance on January 1, 2012.  The adoption of this guidance will not have an impact on Seaboard’s financial position or net earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations.  Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchases and sale contracts.  Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates.  From time to time, Seaboard may also enter into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2010.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a—15(e) as of October 1, 2011.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls - During the third quarter of 2011, Seaboard installed new financial accounting and reporting systems used by most of its foreign commodity trading locations.  Some controls, procedures and reports were modified as a result of the new systems.  These modifications have not materially affected, nor are they reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard’s purchase of its common stock during the quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 to July 31, 2011	—	—	—	70,005,999
August 1 to August 31, 2011	—	—	—	70,005,999
September 1 to October 1, 2011	600	1,929.41	600	68,848,355
Total	600	1,929.41	600	68,848,355

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $100 million market value of Seaboard common stock announced on November 6, 2009, which was scheduled to expire on October 31, 2011 but was extended through October 31, 2012.  All purchases were made through open-market purchases and all the repurchased shares have been retired.

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

101

The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Earnings, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard).  Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions.  In more specific terms, forward—looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity, (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, grains, sugar, turkey and other products and services; (iv) statements concerning management’s expectations of recorded tax effects under certain circumstances; (v) the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices in the Dominican Republic; (viii) the ability of Seaboard to sell certain grain inventories in foreign countries at current cost basis and the related contract performance by customers; (ix) the effect of the fluctuation in foreign currency exchange rates; (x) statements concerning profitability or sales volume of any of Seaboard’s segments; (xi) the anticipated costs and completion timetable for Seaboard’s scheduled capital improvements, acquisitions and dispositions; or (xii) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive.  Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise.  Forward-looking statements are not guarantees of future performance or results.  They involve risks, uncertainties and assumptions.  Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors.  The information contained in this report, including without limitation the information under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors which could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABOARD CORPORATION

by:	/s/ Robert L. Steer
Robert L. Steer, Executive Vice President,
Chief Financial Officer
(principal financial officer)

Date:	November 8, 2011

by:	/s/ John A. Virgo
John A. Virgo, Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)

Date:	November 8, 2011