Form 10-K
period 2011-12-31
SEABOARD CORP /DE/
filed 2012-02-28
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities  Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the 312,873 shares of Seaboard common stock held by nonaffiliates was approximately $757,168,304, based on the closing price of $2,420.05 per share on July 1, 2011, the end of Seaboard’s most recently completed second fiscal quarter.  As of January 27, 2012, the number of shares of common stock outstanding was 1,209,397.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) Seaboard Corporation’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) – Parts I and II; and (2) Seaboard Corporation’s definitive proxy statement filed pursuant to Regulation 14A for the 2012 annual meeting of stockholders – Part III.

FORM 10-K

SEABOARD CORPORATION

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard).  Forward-looking statements generally may be identified as:

•              statements that are not historical in nature; and

•              statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions.

In more specific terms, forward-looking statements include, without limitation:

•              statements concerning the projection of revenues, income or loss, capital expenditures, capital structure or other financial items;

•              statements regarding the plans and objectives of management for future operations;

•              statements of future economic performance;

•              statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:

(i)            Seaboard’s ability to obtain adequate financing and liquidity;

(ii)           the price of feed stocks and other materials used by Seaboard;

(iii)          the sale price or market conditions for pork, grains, sugar, turkey and other products and services;

(iv)          the recorded tax effects under certain circumstances;

(v)           the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling division;

(vi)          the charter hire rates and fuel prices for vessels;

(vii)         the fuel costs and related spot market prices in the Dominican Republic;

(viii)        the effect of the fluctuation in foreign currency exchange rates;

(ix)          the profitability or sales volume of any of Seaboard’s divisions;

(x)          the anticipated costs and completion timetable for Seaboard’s scheduled capital improvements, acquisitions and dispositions; or

(xi)        other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive.  Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise.  Forward-looking statements are not guarantees of future performance or results.  They involve risks, uncertainties and assumptions.  Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors.  The information contained in this Form 10-K and in other filings Seaboard makes with the Commission, including without limitation, the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, identifies important factors which could cause such differences.

PART I

Item 1.  Business

(a)  General Development of Business

Seaboard Corporation, a Delaware corporation, and its subsidiaries (Seaboard), is a diversified international agribusiness and transportation company.  In the United States, Seaboard is primarily engaged in pork production and processing and ocean transportation.  Overseas, Seaboard is primarily engaged in commodity merchandising, grain processing, sugar production, and electric power generation.  Seaboard also has an interest in turkey operations in the United States.  See Item 1(c) (1) (ii) “Status of Product or Segment” below for a discussion of acquisitions, dispositions and other developments in specific divisions.

Seaboard Flour LLC and SFC Preferred LLC, Delaware limited liability companies, collectively own approximately 73.8 percent of the outstanding common stock of Seaboard.  Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred LLC.

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

(c)  Narrative Description of Business

(1)  Business Done and Intended to be Done by the Registrant

(i)  Principal Products and Services

Pork Division – Seaboard, through its subsidiary Seaboard Foods LLC, engages in the businesses of hog production and pork processing in the United States.  Through these operations, Seaboard produces and sells fresh and frozen pork products to further processors, foodservice operators, grocery stores, distributors and retail outlets throughout the United States.  Internationally, Seaboard sells to these same types of customers in Japan, Mexico and other foreign markets.  Other further processing companies also purchase Seaboard’s fresh and frozen pork products in bulk and produce products, such as lunchmeat, ham, bacon, and sausage.  Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores.  Seaboard also sells further processed pork products consisting primarily of raw and pre-cooked bacon from its two bacon further processing plants.  Seaboard sells some of its fresh products under the brand name Prairie Fresh® and its bacon and other further processed products under the Daily’s® brand name.  Seaboard’s hog processing plant is located in Guymon, Oklahoma, and generally operates at full capacity.  Seaboard’s bacon plants are located in Salt Lake City, Utah and Missoula, Montana.  Seaboard has a majority interest in a ham-boning and processing plant in Mexico.  Seaboard also earns fees, based primarily on the number of head processed, to market substantially all of the products produced by Triumph Foods LLC at their pork processing plant located in St. Joseph, Missouri.

Seaboard’s hog production operations consist of the breeding and raising of over four million hogs annually primarily at facilities owned by Seaboard or at facilities owned and operated by third parties with whom Seaboard has grower contracts.  The hog production operations are located in the States of Oklahoma, Kansas, Texas and Colorado.  As a part of the hog production operations, Seaboard produces specially formulated feed for the hogs at six owned feed mills.  The remaining hogs processed are purchased from third party hog producers, primarily pursuant to purchase contracts.

Seaboard produces biodiesel at a facility in Guymon, Oklahoma.  The biodiesel is produced from pork fat from Seaboard’s Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities.  The biodiesel is sold to third parties.  The facility can also produce biodiesel from vegetable oil.  Seaboard is able to reduce or stop production when it isn’t economically feasible to produce based on input costs or the price of biodiesel.

Commodity Trading and Milling Division – Seaboard’s Commodity Trading and Milling Division is an integrated grain trading, grain processing and logistics company.  This Division markets wheat, corn, soybean meal, rice and other similar commodities in bulk to third parties and affiliated companies.  This division is managed under the name of Seaboard Overseas and Trading Group, conducts business primarily through its subsidiaries, Seaboard Overseas

Limited with offices in Colombia, Ecuador, Isle of Man and South Africa, Seaboard Overseas Trading and Shipping (PTY), Ltd. located in South Africa, and its non-consolidated affiliates, ContiLatin del Peru S.A. located in Lima, Peru, and Plum Grove Pty Ltd located in Fremantle, Australia.  In addition, although to a lesser degree, Seaboard also markets various specialty grains and other similar commodities to third party customers, collectively managed as Seaboard Specialty Grains and Foods, through its subsidiaries PS International, LLC (previously a non-consolidated affiliate through December 31, 2011; see “Status of Product or Segment” below for further discussion) located in Chapel Hill, North Carolina, with additional international offices, SeaRice Caribbean located in Miami, Florida, SeaRice Limited located in Geneva, Switzerland, and Fill-more Seeds, Inc. located in Fillmore, Canada.  All of the commodities marketed by this division are purchased from growing regions worldwide, with primary destinations being Africa, South America and the Caribbean.  The division sources, transports and markets approximately seven million tons of grains and proteins on an annual basis.  Seaboard integrates the service of delivering commodities to its customers through the use of chartered bulk vessels and its eight owned bulk carriers.

This division also operates grain and feed milling and related businesses with 28 locations in 14 countries, which are primarily supplied by the trading locations discussed above.  The grain processing businesses are operated through five consolidated and thirteen non-consolidated affiliates in Africa, the Caribbean and South America.  These are flour, feed and maize milling businesses which produce approximately three million metric tons of finished products per year.  Most of the products produced by the milling operations are sold in the countries in which the products are produced or into adjacent countries.

In addition, this division has a 49 percent non-controlling interest in a poultry business in Africa and a 50 percent non-controlling interest in a bakery being built in Central Africa.  The bakery is not anticipated to be operational until the second half of 2012.

Marine Division – Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign affiliated companies and third party agents, provides containerized cargo shipping service to 25 countries between the United States, the Caribbean Basin, and Central and South America.  Seaboard uses a network of offices and agents throughout the United States, Canada, Latin America and the Caribbean Basin to book both northbound and southbound cargo to and from the United States and between the countries it serves.  Through agreements with a network of connecting carriers, Seaboard can transport cargo to and from numerous U.S. locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via vessel or received as import cargo from abroad.

Seaboard’s primary marine operation is located in Miami and includes a terminal located at the Port of Miami and an off-dock warehouse for cargo consolidation and temporary storage.  Seaboard also operates a cargo terminal facility at the Port of Houston that includes an on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes.  Seaboard also makes scheduled vessel calls in Brooklyn, New York, Fernandina Beach, Florida, New Orleans, Louisiana and 41 foreign ports.  At December 31, 2011, Seaboard’s fleet consisted of 9 owned and approximately 28 chartered vessels, and dry, refrigerated and specialized containers and other related equipment.

Sugar Division – Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, grows sugar cane, produces and refines sugar, and produces alcohol in Argentina.  This division also purchases sugar in bulk from third parties mostly within Argentina for subsequent resale.  The sugar products are mostly sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States and other South American countries.  Seaboard grows a large portion of the sugar cane on nearly 70,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a current processing capacity of approximately 250,000 metric tons of sugar and approximately 15 million gallons of alcohol per year.  The sugar mill is one of the largest in Argentina. Also, this division recently completed construction of a 38 megawatt cogeneration power plant, which became fully operational in October 2011.

Power Division – Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., operates as an independent power producer in the Dominican Republic.  This operation is exempt from U.S. regulation under the Public Utility Holding Company Act of 1938, as amended.  Through early 2011, this division operated two floating power generating facilities with a system of diesel engines capable of generating a combined rated capacity of approximately 112 megawatts of electricity.  See “Status of Product or Segment” below for discussion of the sale of the two facilities, the subsequent short-term lease of one of the two facilities sold and the construction of a new replacement floating power generating facility that is anticipated to begin commercial operations in March 2012.

Seaboard generates electricity into the local Dominican Republic power grid.  Seaboard is not directly involved in the transmission or distribution of the electricity but does have contracts to sell directly to third party users.  The floating power generating facilities are secured on the Ozama River in Santo Domingo, Dominican Republic.

Turkey Segment – Seaboard owns a 50 percent non-controlling voting interest in Butterball, LLC (“Butterball”).  The other 50 percent ownership interest is owned by a group consisting of Maxwell Farms, LLC, Goldsboro Milling Company and GM Acquisition LLC (collectively, the “Maxwell Group”) based in North Carolina.  Butterball is a vertically integrated producer, processor and marketer of branded and non-branded turkeys, and other turkey products.  Butterball has five processing plants and numerous live production and feed milling operations located in North Carolina, Arkansas, Missouri and Kansas.  Butterball produces approximately 1 billion pounds of turkey each year, and the company supplies its products to more than 30 countries.  Butterball is a national supplier to retail and foodservice outlets and also exports products to Mexico and overseas.

Other Businesses – Seaboard purchases and processes jalapeño peppers at its owned plant in Honduras.  The processed peppers are primarily sold to a customer in the United States, and are shipped to the United States by Seaboard’s Marine Division and distributed from Seaboard’s port facilities.

The information required by Item 1 of Form 10-K with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10 percent or more of consolidated revenue in any of the last three fiscal years is set forth in Note 13 of Seaboard’s Consolidated Financial Statements, appearing on pages 54 through 58 of the Seaboard’s Annual Report to Stockholders, furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report, which information is incorporated herein by reference.

(ii)  Status of Product or Segment

The Federal tax credits for biodiesel produced by the Pork division expired on December 31, 2011.  Currently, it is not anticipated that Congress will extend this credit beyond 2011.

In late July 2010, Seaboard finalized an agreement to invest in a bakery to be built in Central Africa.  Seaboard has a 50% non-controlling interest in this business.  The total project cost is estimated to be $60.5 million but Seaboard’s total investment has not yet been determined pending finalization of third party financing alternatives for a significant portion of the project.  The bakery is anticipated to be fully operational during the second half of 2012.

Seaboard has a non-controlling interest in an affiliate with a flour mill operation in Lafiteau, Haiti.  In January 2010, Haiti was struck by an earthquake.  Part of this facility was severely damaged as a result of the earthquake.  This facility was fully insured, including business interruption and inventory coverage.  Construction was completed in late 2011 and the mill resumed commercial operations in January 2012.  Seaboard also sells wheat and, while the mill was under construction, sold flour to this business through Seaboard’s commodity trading operations.

During December 2011, Seaboard finalized an agreement to lease certain milling assets in Ghana under a new consolidated entity named Flour Mills of Ghana.  The term of the lease is 33 years. This arrangement will provide local production and sale of flour products.

Effective, January 1, 2012, Seaboard increased its ownership from 50% to 70% in PS International, LLC (PSI), a specialty grain trading business located in Chapel Hill, North Carolina.

During 2011, the Sugar Division completed development of a 38 megawatt cogeneration power plant.  This plant became fully operational in October 2011.  This plant is expected to run primarily during the sugar harvest season, which is between May and November, with minimal operations outside of harvest season since this plant is primarily operated using sugar by-product.

On April 8, 2011, Seaboard closed the sale of its two existing power generating facilities in the Dominican Republic for $73.1 million.  On April 20, 2011, Seaboard signed a short-term lease agreement that allowed Seaboard to resume operations of one of the facilities (72 megawatts) through approximately March 31, 2012.  Seaboard and the purchaser also agreed to defer the sale to the purchaser of the inventory related to the EDM until the end of the lease term.  Seaboard retained all other physical properties of this business and constructed a new 106 megawatt floating power generating facility for use in the Dominican Republic for approximately $133.0 million.  This new facility was delivered in January 2012 and is anticipated to begin commercial operations in March 2012.

As of April 1, 2012, the Power Division’s tax exempt concession granted by the Dominican Republic government will cease.

On December 31, 2011, Butterball closed its Longmont, Colorado facilities. During the third quarter of 2011, Seaboard made an additional capital contribution of $5.6 million in Butterball to assist in their acquisition of certain live growing facilities.

(iii)  Sources and Availability of Raw Materials

None of Seaboard’s businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers.  However, the Turkey Segment purchases a significant portion of its feed for its turkeys in North Carolina from the Maxwell Group, Seaboard’s 50% partner in Butterball.

(iv)  Patents, Trademarks, Licenses, Franchises and Concessions

Seaboard uses the registered trademark of Seaboard®.

The Pork Division uses registered trademarks relating to its products, including Seaboard Farms®, Prairie Fresh®, A Taste Like No Other®, Daily’s®, Daily’s Premium Meats Since 1893®, St. Joe Pork®, High Plains Bioenergy®, Prairie Fresh Prime®, Seaboard Foods®, Buffet Brand®, Seaboard Farms, Inc.® Del Pueblo® and Cook in Bag®.  Seaboard considers the use of these trademarks important to the marketing and promotion of its pork products.

The Marine Division uses the trade name Seaboard Marine® and Seaboard Solutions® which are all registered trademarks.  Seaboard believes there is significant recognition of these trademarks in the industry and by many of its customers.

Part of the sales within the Sugar Division are made under the Chango® brand in Argentina, where this division operates.  Local sales prices are affected by government price control and sugar import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets.  Sourcing in the domestic market is also closely monitored by the local government.

The Turkey Segment uses registered trademarks relating to its products, including Butterball® and Carolina Turkeys®.  Seaboard considers the use of these trademarks important to marketing and promotion of its turkey products.

Patents, trademarks, franchises, licenses and concessions are not material to any of Seaboard’s other divisions.

(v)  Seasonal Business

The Sugar Division’s cogeneration plant is expected to run primarily during the sugar harvest season with minimal operations outside of harvest season since this plant is primarily operated using sugar by-product. The Turkey business is seasonal only on the whole bird side with Thanksgiving and Christmas holidays driving the majority of those sales.  Seaboard’s other divisions are not seasonally dependent to any material extent.

(vi)  Practices Relating to Working Capital Items

There are no unusual industry practices or practices of Seaboard relating to working capital items.

(vii)  Depending on a Single Customer or Few Customers

Seaboard does not have sales to any one customer equal to ten percent or more of consolidated revenues.  The Pork Division derives approximately 10 percent of its revenues from a few customers in Japan through one agent.  Historically, the Commodity Trading and Milling Division derives a significant portion of its operating income from sales to a non-consolidated affiliate. The Power Division sells power in the Dominican Republic on the spot market accessed primarily by three wholly government-owned distribution companies and one partially government-owned generation company, and also to a limited number of contract customers.  No other division has sales to a few customers which, if lost, would have a material adverse effect on any such division or on Seaboard taken as a whole.

(viii)  Backlog

Backlog is not material to Seaboard’s businesses.

(ix)  Government Contracts

No material portion of Seaboard’s business involves government contracts.

(x)  Competitive Conditions

Competition in Seaboard’s Pork Division comes from a variety of national, international and regional producers and processors and is based primarily on product quality, customer service and price.  According to recent publications by Successful Farming and Informa Economics, trade publications, Seaboard ranks as one of the nation’s top five pork producers (based on sows in production) and top ten pork processors (based on daily processing capacity).

Seaboard’s commodity trading business to third parties faces competition from numerous traders around the world in a very competitive environment with low margin percentages on most trades.  Most of the grain processing and related businesses face competition from either imported products or other local producers in the same industries.

Seaboard’s ocean liner service for containerized cargoes faces competition based on price, reliable sailing frequencies and customer service.  Seaboard believes it is among the top five ranking ocean liner services for containerized cargoes in the Caribbean Basin and Central America based on cargo volume.

Seaboard’s sugar business owns one of the largest sugar mills in Argentina and faces significant competition for sugar sales in the local Argentine market.  Sugar prices in Argentina can fluctuate compared to world markets due to current Argentine government price control and protection policies.

Seaboard’s Power Division is located in the Dominican Republic.  Power generated by this division is sold on the spot market or to contract customers at prices based on market conditions and cost-based rates.

Competition for the Turkey Segment comes from a variety of national and regional producers and processors and is based primarily on product quality, customer service and price.  Butterball ranks as one of the nation’s top three turkey producers (based on live production).

(xi)  Research and Development Activities

Seaboard and its Turkey Segment conduct research and development activities focused on various aspects of Seaboard’s vertically integrated pork and turkey processing system, including improving product quality, production processes, animal genetics, nutrition and health.  Incremental costs incurred to perform these tests are expensed as incurred and are not material to operating results.

(xii)  Environmental Compliance

Seaboard and its Turkey Segment are subject to numerous Federal, state and local provisions relating to the environment which require the expenditure of funds in the ordinary course of business.  Seaboard and its Turkey Segment do not anticipate making expenditures for these purposes, which, in the aggregate would have a material or significant effect on Seaboard’s financial condition or results of operations.

(xiii)  Number of Persons Employed by Registrant

As of December 31, 2011, Seaboard, excluding non-consolidated affiliates, had 10,573 employees, of whom 5,918 were employed in the United States.  Approximately 2,100 employees in Seaboard’s Pork Division were covered by collective bargaining agreements as of December 31, 2011.  Seaboard considers its employee relations to be satisfactory.

(d)  Financial Information about Geographic Areas

In addition to the narrative disclosure provided below, the financial information relating to export sales required by Item 1 of Form 10-K is incorporated herein by reference to Note 13 of Seaboard’s Consolidated Financial Statements appearing on pages 54 through 58 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Seaboard considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located to be satisfactory, but foreign operations in lesser-developed countries are subject to risks of doing business such as potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, sales price controls, currency inconvertibility and devaluation, and currency exchange controls.  To minimize certain of these risks, Seaboard has insured certain investments in its affiliate flour mills in Democratic

Republic of Congo, Haiti, Lesotho, Madagascar, Republic of Congo and Zambia, to the extent available and deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the United States Government.  At the date of this report, Seaboard is not aware of any situations which could have a material effect on Seaboard’s business.

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

Item 1A.  Risk Factors

Seaboard has identified important risks and uncertainties that could affect the results of operations, financial condition or business and that could cause them to differ materially from Seaboard’s historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, Seaboard.  Factors that could cause or contribute to such differences include those factors described below.

(a)  General

(1)   Seaboard’s Operations are Subject to the General Risks of the Food Industry.  The divisions of the business that are in the food products manufacturing industry are subject to the risks posed by:

•      food spoilage or food contamination;

•      evolving consumer preferences and nutritional and health-related concerns;

•      federal, state, national, provincial and local food processing regulations;

•      consumer product liability claims;

•      product tampering; and

•      public perception of food production practices.

If one or more of these risks were to materialize, Seaboard’s revenues could decrease, costs of doing business could increase, and Seaboard’s operating results could be adversely affected.

(2)   Foreign Political and Economic Conditions Have a Significant Impact on Seaboard’s Business.  Seaboard is a diverse agribusiness and transportation company with global operations in several industries.  Most of the sales and costs of Seaboard’s divisions are significantly influenced by worldwide fluctuations in commodity prices or changes in foreign political and economic conditions.  Accordingly, sales, operating income and cash flows can fluctuate significantly from year to year.  In addition, Seaboard’s international activities pose risks not faced by companies that limit themselves to United States markets. These risks include:

•      changes in foreign currency exchange rates;

•      foreign currency exchange controls;

•      changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•      hyperinflation;

•      heightened customer credit and execution risk;

•      tariffs, other trade protection measures and import or export licensing requirements;

•      potentially negative consequences from changes in tax laws;

•      different legal and regulatory structures and unexpected changes in legal and regulatory requirements; and

•      negative perception within a foreign country of a United States company doing business in that foreign country.

Seaboard cannot provide assurance that it will be successful in competing effectively in international markets.

(3)   Deterioration of Economic Conditions Could Negatively Impact Seaboard’s Business.  Seaboard’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs and the effects of governmental initiatives to manage economic conditions.  Any such changes could adversely affect the demand for our meat products, grains and shipping services, or the cost and availability of our needed raw materials and packaging materials, thereby negatively affecting our financial results.  The current national and global economic conditions, could, among other things:

•      impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by customers and suppliers;

•      negatively impact global demand for protein and grain-based products, which could result in a reduction of sales, operating income and cash flows;

•      decrease the value of our investments in equity and debt securities, including pension plan assets; and

•      impair the financial viability of our insurers.

(4)   Ocean Transportation Has Inherent Risks.  Seaboard’s owned and chartered vessels along with related cargoes are at risk of being damaged or lost because of events such as:

•      marine disasters;

•      bad weather;

•      mechanical failures;

•      grounding, fire, explosions and collisions;

•      human error; and

•      war, piracy and terrorism.

All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting.  If one of Seaboard’s vessels were involved in an accident, the resulting media coverage could have a material adverse effect on Seaboard’s business, financial condition and results of operations.

(5)   Seaboard’s Common Stock is Thinly Traded and Subject to Daily Price Fluctuations.  The common stock of Seaboard is closely held (73.8% is collectively owned by Seaboard Flour and SFC Preferred LLC, which are owned by S. Bresky and other members of the Bresky family) and thinly traded on a daily basis on the NYSE Amex Equities.  Accordingly, the price of a share of common stock can fluctuate more significantly from day-to-day than that of a share of widely held stock that is actively traded on a daily basis.

(b)  Pork Division

(1)   Fluctuations in Commodity Pork Prices Could Adversely Affect Seaboard’s Results of Operations.  Sales prices for Seaboard’s pork products are directly affected by both domestic and world-wide supply and demand for pork products and other proteins, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control.  Commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken.  Seaboard’s results of operations could be adversely affected by fluctuations in pork commodity prices.

(2)   Increases in Costs of Seaboard’s Feed Components and Hog Purchases Could Adversely Affect Seaboard’s Costs and Operating Margins.  Feed costs are the most significant single component of the cost of raising hogs and can be materially affected by commodity price fluctuations for corn and soybean meal.  The results of Seaboard’s Pork Division can be negatively affected by increased costs of Seaboard’s feed components.  The recent increase in construction and operation of ethanol plants has elevated this risk as it has increased the competing demand for feed ingredients, primarily corn.  Similarly, accounting for approximately 24% of Seaboard’s total hogs slaughtered, the cost of third party hogs purchased fluctuates with market conditions and can have an impact on Seaboard’s total costs.  The cost and supply of feed components and the third party hogs that we purchase are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports and governmental agricultural policies.  Seaboard attempts to manage certain of these risks through the use of financial instruments, however this may also limit its ability to participate in gains from favorable commodity fluctuations.  Unless wholesale pork prices correspondingly increase, increases in the prices of Seaboard’s feed components or in the cost of third party hogs purchased would adversely affect Seaboard’s operating margins.

(3)   Seaboard May be Unable to Obtain Appropriate Personnel at Remote Locations.  The remote locations of the pork processing plant and live hog operations, and a more restrictive national policy on immigration could negatively affect the availability and cost of labor.  Seaboard is dependent on having sufficient properly trained operations personnel.  Attracting and retaining qualified personnel is important to Seaboard’s success.  The inability to acquire and retain the services of such personnel could have a material adverse effect on Seaboard’s operations.

(4)   The Loss of Seaboard’s Sole Hog Processing Facility Could Adversely Affect Seaboard’s Business.  Seaboard’s Pork Division is largely dependent on the continued operation of a single hog processing facility.  The loss of or damage to this facility for any reason – including fire, tornado, governmental action or other reason – could adversely affect Seaboard and Seaboard’s pork business.

(5)   Environmental Regulation and Related Litigation Could Have a Material Adverse Effect on Seaboard.  Seaboard’s operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, odors, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment.  Failure to comply with these laws and regulations and any future changes to them may result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages and negative publicity.  Some requirements applicable to Seaboard may also be enforced by citizen groups.  Seaboard has incurred, and will continue to incur, operating expenditures to comply with these laws and regulations.

(6)   Health Risk to Livestock Could Adversely Affect Production, the Supply of Raw Materials and Seaboard’s Business.  Seaboard is subject to risks relating to its ability to maintain animal health and control diseases.  The general health of the hogs and the reproductive performance of the sows can have an adverse impact on production and production costs, the supply of raw material to Seaboard’s pork processing operations and consumer confidence.  If Seaboard’s hogs are affected by disease, Seaboard may be required to destroy infected livestock, which could adversely affect Seaboard’s production or ability to sell or export its products.  Moreover, the herd health of third party suppliers could adversely affect the supply and cost of hogs available for purchase by Seaboard.  Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Seaboard’s food products.

(7)   If Seaboard’s Pork Products Become Contaminated, We May be Subject to Product Liability Claims and Product Recalls.  Pork products may be subject to contamination by disease producing organisms.  These organisms are generally found in the environment and as a result, regardless of the manufacturing practices employed, there is a risk that they could be present in Seaboard’s processed pork products as a result of food processing.  Once contaminated products have been shipped for distribution, illness and death may result if the organisms are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on Seaboard’s business, reputation, prospects, results of operations and financial condition.

(8)   Corporate Farming Legislation Could Result in the Divestiture or Restructuring of Seaboard’s Pork Operations.  The development of large corporate farming operations and concentration of hog production in larger-scale facilities has engendered opposition from residents of states in which Seaboard conducts its pork processing and live hog operations.  From time-to-time, corporate farming legislation has been introduced in the United States Senate and House of Representatives, as well as in several state legislatures.  These proposed anti-corporate farming bills have included provisions to prohibit or restrict meat packers, such as Seaboard, from owning or controlling livestock intended for slaughter, which would require divestiture or restructuring of Seaboard’s operations.

(9)   International Trade Barriers Could Adversely Affect Seaboard’s Pork Operations.  This division realizes a significant portion of its revenues from international markets, particularly Japan and Mexico.  International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties.  These and other risks could result in border closings or other international trade barriers having an adverse effect on Seaboard’s earnings.

(10)   Discontinuation of Tax Credits for Biodiesel Could Adversely Affect Seaboard’s Results of Operations.  Seaboard has received Federal and State tax credits for the biodiesel it produces and sells.  The Federal tax credit expired on December 31, 2009, but was renewed by Congress in late December 2010 retroactive to January 1, 2010 with an expiration date of December 31, 2011. Currently, it is not anticipated that Congress will extend this tax credit beyond 2011, although it is anticipated that other factors including government mandates to use biofuels should create sufficient demand.  However, Seaboard’s results of operations could be adversely affected and the recorded value of property, plant and equipment related to the biodiesel processing facility could be impaired if demand is not sufficient enough to maintain profitable operations.

(11)  Operations of Biodiesel Production Facility.  The profitability of Seaboard’s biodiesel plant could be adversely affected by various factors, including the market price of pork and other animal fat which is utilized to produce biodiesel, and the market price for biodiesel which is influenced by world oil prices.  Unfavorable changes in these prices over extended periods of time could adversely affect Seaboard’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to this facility.

(c)  Commodity Trading & Milling Division

(1)   Seaboard’s Commodity & Milling Division is Subject to Risks Associated with Foreign Operations.  This division principally operates in Africa, South America and the Caribbean and, in most cases, in what are generally regarded to be lesser developed countries.  Many of these foreign operations are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls, in addition to the risks of overseas operations mentioned in clause (a)(2) above.  In addition, foreign government policies and regulations could restrict the purchase of various grains, reducing or limiting Seaboard’s ability to access grains or to limit Seaboard’s sales price for grains sold in local markets.

(2)   Fluctuations in Commodity Grain Prices Could Adversely Affect the Business of Seaboard’s Commodity & Milling Division.  This division’s sales are significantly affected by fluctuating worldwide prices for various commodities, such as wheat, corn, soybeans and rice.  These prices are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control.  North American and European subsidized wheat and flour exports, including donated food aid, and world-wide and local crop production can contribute to these fluctuating market conditions and can have a significant impact on the trading and milling businesses’ sales, value of commodities held in inventory and operating income.  Seaboard’s results of operations could be adversely affected by fluctuations in commodity prices.

(3)   Seaboard’s Commodity & Milling Division Largely Depends on the Availability of Chartered Ships.  Most of Seaboard’s third party trading is transported with chartered ships.  Charter hire rates, influenced by available charter capacity and demand for worldwide trade in bulk cargoes, port access and throughput time, and related fuel costs can impact business volumes and margins.

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

(d)  Marine Division

(1)   The Demand for Seaboard’s Marine Division’s Services Are Affected by International Trade and Fluctuating Freight Rates.  This division provides containerized cargo shipping services primarily from the United States to 25 different countries in the Caribbean Basin, Central and South America.  In addition to the risks of overseas operations mentioned in clause (a)(2) above, fluctuations in economic conditions, unstable or hostile local political situations in the countries in which Seaboard operates can affect import/export trade volumes and the price of container freight rates and adversely affect Seaboard’s results of operations.

(2)   Chartered Ships Are Subject to Fluctuating Rates.  Time charter expenses are one of the division’s largest expenses.  Certain ships are under charters longer than one year while others are less than one year.  These costs can vary greatly due to a number of factors including the worldwide supply and demand for shipping.  It is not possible to determine in advance whether a charter contract for more or less than one year will be favorable to Seaboard’s business.  Accordingly, entering into long-term charter hire contracts during periods of decreasing charter hire costs or short term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on Seaboard’s results of operation.

(3)   Increased Fuel Prices May Adversely Affect Seaboard’s Business.  Ship fuel expenses are one of the division’s largest expenses and vary greatly from year to year depending on fuel prices. While most trade lanes have a series of fuel surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. When fuel prices increase rapidly or consistently, the surcharge mechanism may not adjust revenues enough to offset the increase in cost to Seaboard.  Fuel surcharges are also an area of competition among carriers and market forces may preclude us from generating enough revenue from the fuel surcharges to offset any increase in costs, which may have a negative effect on Seaboard’s profitability. Also, but to a lesser extent, fuel price increases can impact the cost of inland transportation costs.

(4)   Hurricanes May Disrupt Operations in the Caribbean Basin.  Seaboard’s port operations throughout the Caribbean Basin can be subject to disruption due to hurricanes, especially at Seaboard’s major ports in Miami, Florida and Houston, Texas, which could have an adverse effect on our results of operations.

(5)   Seaboard is Subject to Complex Laws and Regulations that May Adversely Affect the Revenues, Cost, Manner or Feasibility of Doing Business.  Federal, state and local laws and domestic and international regulations governing worker health and safety, environmental protection, port and terminal security, and the operation of vessels significantly affect Seaboard’s operations, including rate discussions and other related arrangements.  Many aspects of the marine industry, including rate agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, and to regulation by private industry organizations.  Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions or the suspension or termination of Seaboard’s operations or detention of its vessels.  In addition, future changes in laws, regulations and standards, including allowed freight rate discussions and other related arrangements, may result in additional costs or a reduction in revenues.

(e)  Sugar Division

(1)   The Success of this Division Depends on the Condition of the Argentinean Economy and Political Climate.  This division operates a sugar mill and alcohol production facility in Argentina, locally growing a substantial portion of the sugar cane processed at the mill.  The majority of the sales are within Argentina.  Fluctuations in economic conditions or changes in the Argentine political climate can have an impact on the costs of operations, the sales prices of products and export opportunities and the exchange rate of the Argentine peso to the U.S. dollar.  In this regard, local sales prices are affected by government price control and sugar import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets.  If import duties are changed, this could have a negative impact on Seaboard’s sale price of its products.  In addition, the Argentine government attempts to control inflation through price controls on commodities, including sugar, which could adversely impact the local sales price of its products and the results of operations for this division. A devaluation of the Argentine peso would have a negative impact on Seaboard’s financial position.

(2)   This Division is Subject to the Risks that Are Inherent in any Agricultural Business.  Seaboard’s results of operations for this division may be adversely affected by numerous factors over which we have little or no control and that are inherent in any agricultural business, including reductions in the market prices for Seaboard’s products, adverse weather and growing conditions, pest and disease problems, and new government regulations regarding agriculture and the marketing of agricultural products.  Of these risks, weather particularly can adversely affect the amount and quality of the sugar cane produced by Seaboard and Seaboard’s competitors located in other regions of Argentina.

(3)   The Loss of Seaboard’s Sole Processing Facility Would Adversely Affect the Business of This Division.  Seaboard’s Sugar Division is largely dependent on the continued operation of a single processing facility.  The loss of or damage to this facility for any reason – including fire, tornado, earthquake, governmental action, labor unrest resulting in labor strikes or other reasons - would adversely affect the business of this division.

(4)   Labor Relations.  This division is dependent on unionized labor at its single sugar mill in Argentina.  The current nature of the political environment in Argentina makes normal labor relations very challenging. Contributing to the situation are the policies of Argentina’s National Government, the failure of the Argentine courts to enforce contractual obligations with unions and basic property rights.  Interruptions in production as a result of labor unrest can adversely impact the quantity of sugar cane harvested and the amount of sugar and alcohol produced and can interfere with the distribution of products stored at the facility in the Salta Province.

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

(2)   Increases in Fuel Costs Could Adversely Affect Seaboard’s Operating Margins.  Fuel is the largest cost component of this division’s business and, therefore, margins may be adversely affected by fluctuations in fuel if such increases can not be fully passed to customers.

(3)   Difficulties Could Be Experienced in the Start-Up of the New Power Generating Facility.  The new power generating facility was delivered in January 2012 and is anticipated to begin commercial operations in March 2012.  Significant operational delays or other difficulties encountered in the start-up of operations could have adverse effects on results of operations.

(g)  Turkey Segment

(1)  Fluctuations in Commodity Turkey Prices Could Adversely Affect the Results of Operations.  Sales prices for turkey products are directly affected by both domestic and world wide supply and demand for turkey products and other proteins which are determined by constantly changing market forces of supply and demand as well as other factors over which Butterball has little or no control.  Butterball’s results of operations and Seaboard’s investment in Butterball could be adversely affected by fluctuations in the turkey commodity prices.

(2)  Increases in Costs of Turkey’s Feed Components and Turkey Purchases Could Adversely Affect Costs and Operating Margins.  Feed costs are the most significant single component of the cost of raising turkeys and can be materially affected by commodity price fluctuations for corn, soybean meal, and other commodity grain inputs.  Butterball’s results may be negatively affected by increased costs of the feed components.  The recent increase in construction and operation of ethanol plants has elevated this risk as it has increased the competing demand for feed ingredients, primarily corn.  Butterball attempts to manage some of these risks through the use of financial instruments; however this may also limit its ability to participate in gains from favorable commodity fluctuations.  Unless wholesale turkey prices correspondingly increase, increases in the prices of Butterball’s feed components would adversely affect Butterball’s results of operations and Seaboard’s investment in Butterball.

(3)  Decreased Perception of Value in the Butterball’s Brand Could Adversely Affect Sales Quantity and Price of Butterball Products.  Butterball is a premium brand name, built on a long history of offering a quality product that has been differentiated in the market.  The value of the Butterball brand allows for sales of a higher unit price than other turkey products.  In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts.  In addition, negative news reports for any reason in a variety of areas on the company or the turkey/poultry industry could negatively impact this brand perception and Butterball’s results of operation and the value of Seaboard’s investment in Butterball.

(4)  The Loss of Butterball’s Primary Further Processing Facility Could Adversely Affect Butterball’s Business.  Although Butterball has five processing plants, Butterball is disproportionately dependent on the continued operation of the further processing plant in Mt. Olive, North Carolina that handles the significant production of further processed turkey products.  The loss of or damage to this facility for any reason – including fire, tornado, governmental action or other reason – could adversely affect the results of operation for Butterball and the value of Seaboard’s investment in Butterball.

(5)   If Butterball’s Turkey Products Become Contaminated, the Company May be subject to Product Liability Claims and Product Recalls.  Turkey products may be subject to contamination by disease producing organisms.  These organisms are generally found in the environment and as a result, there is a risk that they may contaminate products. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on the company’s business, reputation, and prospects.  This could adversely affect the results of operations and financial condition of Butterball and the value of the Seaboards investment in Butterball.

(6)   Health Risk to Poultry Could Adversely Affect Production, the Supply of Raw Materials and Butterball’s Business.  Butterball is subject to risks relating to its ability to maintain animal health and control diseases.  The general health of the turkeys and reproductive performance can have an adverse impact on production and production costs, the supply of raw material to Butterball’s processing operations and consumer confidence.  If Butterball’s turkeys are affected by disease, Butterball may be required to destroy infected birds, which could adversely affect Butterball’s production or ability to sell or export its products.  Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Butterball food products, resulting in an adverse affect on Butterball’s results of operations and the value of Seaboards investment in Butterball.

(7)   Butterball May be Unable to Obtain Appropriate Personnel at Remote Locations.  The remote locations of some of the turkey processing plants and live turkey operations along with a more restrictive national policy on immigration could negatively affect the availability and cost of labor.  Butterball is dependent on having sufficient properly trained operations personnel.  Attracting and retaining qualified personnel is important to Butterball’s success.  The inability to acquire and retain the services of such personnel could have a material adverse effect on Butterball’s operations and the value of Seaboards investment in Butterball.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

(1)   Pork - Seaboard’s Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995.  It has a daily double shift capacity to process approximately 19,400 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations consist of the breeding and raising of approximately 4.2 million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts.  This business owns and operates six centrally located feed mills which have a combined capacity to produce approximately 1,700,000 tons of formulated feed annually used primarily to support Seaboard’s existing hog production, and have the capability of supporting additional hog production in the future.  These facilities are located in Oklahoma, Texas, Kansas and Colorado.

Seaboard’s Pork Division also owns two bacon further processing plants located in Salt Lake City, Utah and Missoula, Montana.  These plants are utilized near capacity throughout the year, which is a combined daily smoking capacity of approximately 300,000 pounds of raw pork bellies. The Pork Division also operates a majority-owned ham-boning and processing plant in Mexico that has the capacity to process 74.0 million pounds of ham annually.

The Pork Division owns a processing plant in Guymon, Oklahoma with the capacity to produce 30.0 million gallons of biodiesel annually, which is currently produced from pork fat from Seaboard’s Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities.  The facility can also produce biodiesel from vegetable oil.

(2)   Commodity Trading and Milling - Seaboard’s Commodity Trading and Milling Division owns, in whole or in part, grain-processing and related agribusiness operations in 14 countries which have the capacity to mill approximately 7,100 metric tons of wheat and maize per day.  In addition, Seaboard has feed mill capacity of in excess of 200 metric tons per hour to produce formula animal feed.  The milling operations located in Colombia, Democratic Republic of Congo, Ecuador, Ghana, Guyana, Haiti, Kenya, Lesotho, Madagascar, Nigeria, Republic of Congo, Sierra Leone, Uganda and Zambia own their facilities; and in

Kenya, Lesotho, Nigeria, Republic of Congo and Sierra Leone the land on which the mills are located is leased under long-term agreements.  Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power, excess milling capacity in their competitive environment and imported flour.  In addition, this division also has an investment through non-consolidate affiliates in poultry businesses operating in parts of Eastern and Southern Africa.  Seaboard also owns seven 9,000 metric-ton deadweight dry bulk carriers, one 23,400 metric ton deadweight dry bulk carrier, and charters vessels under short-term agreements, between 17 and 39 bulk carrier ocean vessels with deadweights ranging from 231 to 50,900 metric tons.

(3)   Marine - Seaboard’s Marine Division leases a 167,600 square foot off-port warehouse and 81 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations.  Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling approximately 690,000 square feet for cargo storage.  At December 31, 2011, Seaboard owned 9 ocean cargo vessels with deadweights ranging from 2,600 to 19,500 metric tons.  In addition, Seaboard chartered 32 vessels under contracts that typically range from approximately five months to three years with deadweights ranging from 3,700 to nearly 26,500 metric tons but have also entered into some longer-term charters up to twelve years.  Seaboard also owns or leases dry, refrigerated and specialized containers and other related equipment.

(4)   Sugar - Seaboard’s Argentine Sugar Division owns nearly 70,000 acres of planted sugarcane.  Depending on local market conditions, this business also purchases third party sugar for resale.  In addition, this division owns a sugar mill with a current capacity to process approximately 250,000 metric tons of sugar and an alcohol distillery with a current capacity of approximately 15 million gallons of alcohol per year.  This capacity is sufficient to process all of the cane harvested by this division and certain additional quantities purchased from third party farmers in the region.  The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar produced. The Sugar Division completed construction of a 38 megawatt cogeneration power plant that supplies surplus electricity to the Argentine grid.  This plant became fully operational in October 2011.  The plant is primarily powered by the burning of sugarcane byproducts during the harvest season.

(5)  Power - Seaboard’s Power Division owns one floating electric power generating facility (106 megawatts), which is anticipated to begin commercial operations in March 2012, and leases a second floating power generating facility (72 megawatts) through March 2012, both consisting of a system of diesel engines mounted onto barge-type vessels located on the Ozama River in Santo Domingo, Dominican Republic.  The owned facility is capable of using natural gas or heavy fuel oil.  Seaboard operates as an independent power producer.  Seaboard is not directly involved in the transmission and distribution facilities that deliver the power to the end users but does have contracts to sell directly to third party users.

(6)   Turkey – Seaboard’s Turkey Segment has a total of five processing plants and numerous company and third party live production facilities and feed milling operations, all of which are located in Arkansas, Kansas, Missouri and North Carolina.  These plants produce approximately one billion pounds of turkey each year.

(7)   Other - Seaboard owns a jalapeño pepper processing plant and warehouse in Honduras.

In addition to the information provided above, the information under “Principal Locations” of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report is incorporated herein by reference.

Management believes that Seaboard’s present facilities are adequate and suitable for its current purposes.

Item 3.  Legal Proceedings

The information required by Item 3 of Form 10-K is incorporated herein by reference to Note 11 of Seaboard’s Consolidated Financial Statements appearing on pages 52 and 53 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 4.  Mine Safety Disclosures

Not Applicable.

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

Name (Age)	Positions and Offices with Registrant and Affiliates

Steven J. Bresky (58)	President and Chief Executive Officer

Robert L. Steer (52)	Executive Vice President, Chief Financial Officer

David M. Becker (50)	Senior Vice President, General Counsel and Secretary

Barry E. Gum (45)	Senior Vice President, Finance and Treasurer

James L. Gutsch (58)	Senior Vice President, Engineering

Ralph L. Moss (66)	Senior Vice President, Governmental Affairs

David S. Oswalt (44)	Senior Vice President, Taxation and Business Development

John A. Virgo (51)	Senior Vice President, Corporate Controller and Chief Accounting Officer

David H. Rankin (40)	Vice President

Ty A. Tywater (42)	Vice President, Audit Services

Terry J. Holton (52)	President, Seaboard Foods, LLC

David M. Dannov (50)	President, Seaboard Overseas and Trading Group

Edward A. Gonzalez (46)	President, Seaboard Marine Ltd.

Mr. Steven J. Bresky has served as President and Chief Executive Officer of Seaboard since July 2006.

Mr. Steer has served as Executive Vice President, Chief Financial Officer of Seaboard since April 2011, and previously as Senior Vice President, Chief Financial Officer since December 2006.

Mr. Becker has served as Senior Vice President, General Counsel and Secretary of Seaboard since April 2011, and previously as Vice President, General Counsel and Secretary since December 2003.

Mr. Gum has served as Senior Vice President, Finance and Treasurer of Seaboard since April 2011, and previously as Vice President, Finance and Treasurer since December 2006.

Mr. Gutsch has served as Senior Vice President, Engineering of Seaboard since April 2011, and previously as Vice President, Engineering since December 1998.

Mr. Moss has served as Senior Vice President, Governmental Affairs of Seaboard since April 2011, and previously as Vice President, Governmental Affairs since December 2003.

Mr. Oswalt has served as Senior Vice President, Taxation and Business Development of Seaboard since April 2011, and previously as Vice President, Taxation and Business Development since December 2003.

Mr. Virgo has served as Senior Vice President, Corporate Controller and Chief Accounting Office of Seaboard since April 2011, and previously as Vice President, Corporate Controller and Chief Accounting Officer since December 2003.

Mr. Rankin has served as Vice President of Seaboard since December 2010 and previously as Director of Taxation and Business Development since January 2006.

Mr. Tywater has served as Vice President, Audit Services of Seaboard since November 2008 and previously as Internal Audit Director from 2002 to 2008.

Mr. Holton has served as President of Seaboard Foods, LLC since December 2011 and previously as Senior Vice President, Sales and Marketing since September 1997.

Mr. Dannov has served as President of Seaboard Overseas and Trading Group since August 2006.

Mr. Gonzalez has served as President of Seaboard Marine, Ltd. since January 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In December 2010, Seaboard declared and paid a dividend of $6.75 per share on its common stock.  The increased amount of the dividend (which has historically been $0.75 per share on a quarterly basis or $3.00 per share on an annual basis) represented payment of the regular fourth quarter dividend of $0.75 per share and a prepayment of the annual 2011 and 2012 dividends ($3.00 per share per year).  Seaboard did not declare any dividends for 2011 and does not intend to declare any dividends for 2012. As discussed in Note 8 of the consolidated financial statements appearing on pages 43 and 44 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report (which discussion is incorporated herein by reference), Seaboard’s ability to declare and pay dividends is subject to limitations imposed by the note agreements referred to there.

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock, may be granted.

The following table sets forth information concerning any purchases made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Commission) of shares of Seaboard’s common stock during the fourth quarter of the fiscal year covered by this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2 to October 31, 2011	2,982	$1,850.95	2,982	$63,328,810
November 1 to November 30, 2011	300	$1,901.37	300	$62,758,398
December 1 to December 31, 2011	1,400	$1,945.50	1,400	$60,034,696
Total	4,682	$1,882.46	4,682	$60,034,696

All purchases during the quarter were made under the authorization from our Board of Directors announced on October 31, 2011 to extend through October 31, 2012 the share repurchase program previously approved on November 6, 2009.  Under this share repurchase program, Seaboard is authorized to repurchase from time to time up to $100.0 million market value of its Common Stock in open market or privately negotiated purchases above or below the traded market price.  Shares repurchased will be retired and resume the status of authorized and unissued shares.

In addition to the information provided above, the information required by Item 5 of Form 10-K is incorporated herein by reference to (a) the information under “Stockholder Information - Stock Listing,” (b) the dividends per common share information and closing market price range per common share information under “Quarterly Financial Data” and (c) the information under “Company Performance Graph” appearing on pages 59, 10 and 9, respectively, of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Item 6.  Selected Financial Data

The information required by Item 6 of Form 10-K is incorporated herein by reference to the “Summary of Selected Financial Data” appearing on page 8 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 of this Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 of Form 10-K is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 11 through 24 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K is incorporated herein by reference to (a) the material under the captions “Derivative Instruments and Hedging Activities” within Note 1 and 9 of Seaboard’s Consolidated Financial Statements appearing on pages 35, 47 and 48 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, and (b) the material under the caption “Derivative Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 23 and 24 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K is incorporated herein by reference to Seaboard’s “Quarterly Financial Data,” “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Changes in Equity” and “Notes to Consolidated Financial Statements” appearing on page 10 and pages 26 through 58 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of December 31, 2011, Seaboard’s management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined in Exchange Act rule 13a - 15(e).  Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting – Information required by Item 9A of Form 10-K concerning management’s report on Seaboard’s internal control over financial reporting, as defined in Exchange Act rule 13a-15(f) is incorporated herein by reference to Seaboard’s “Management’s Report on Internal Control over Financial Reporting” appearing on page 25 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

Registered Public Accounting Firm’s Attestation Report – Information required by Item 9A of Form 10-K with respect to the registered public accounting firm’s attestation report on Seaboard’s internal controls over financial reporting is incorporated herein by reference to “Report of Independent Registered Public Accounting Firm” appearing on page 27 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14-3(b) and attached as Exhibit 13 to this report.

Change in Internal Controls - There has been no change in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We refer you to the information under the caption “Executive Officers of Registrant” appearing immediately following the disclosure in Item 4 of Part I of this report.

Seaboard has a Code of Ethics Policy (the Code) for directors, officers (including our chief executive officer, chief financial officer, chief accounting officer, controller and persons performing similar functions) and employees.  Seaboard has posted the Code on its internet website, www.seaboardcorp.com, under the “About Us” tab and intends to disclose any future changes and waivers to the Code by posting such information on that website.

In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under “Item 1:  Election of Directors” appearing on pages 5 through 7 of Seaboard’s definitive proxy statement filed pursuant to Regulation 14A for the 2012 annual meeting of Stockholders (“2012 Proxy Statement”), (b) the disclosure relating to Seaboard’s audit committee and “audit committee financial expert” and its director nomination procedures under “Board of Directors Information – Committees of the Board – Audit Committee” and “Board of Directors Information – Director Nominations” appearing on page 8 of the 2012 Proxy Statement, and (c) the disclosure relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 under “Section 16(a) Beneficial Ownership Reporting Compliance” appearing on page 28 of the 2012 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under “Board of Directors Information – Compensation of Directors” and “Employment Arrangements with Named Executive Officers” appearing on page 9 and pages 12 and 13 of the 2012 Proxy Statement, and (b) the disclosure relating to compensation of executive officers under “Executive Compensation and Other Information,” “Benefit Plans” and “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” appearing on pages 9 through 24 of the 2012 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.

In addition to the information provided above, the information required by Item 12 of Form 10-K is incorporated herein by reference to the disclosure under “Principal Stockholders” and “Share Ownership of Management and Directors” appearing on pages 3 through 5 of the 2012 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Compensation Committee Interlocks and Insider Participation” appearing on page 23 of the 2012 Proxy Statement, and the disclosure under “Board of Directors Information – Controlled Corporation” and “Board of Directors Information – Committees of the Board” appearing on pages 7 and 8 of the 2012 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to the disclosure under “Item 2 Selection of Independent Auditors” appearing on pages 24 through 26 of the 2012 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this report:

1.     Consolidated financial statements.

See Index to Consolidated Financial Statements on page F-1.

2.     Consolidated financial statement schedules.

See Index to Consolidated Financial Statements on page F-1.

3.     Exhibits.

3.1        Seaboard’s Restated Certificate of Incorporation.  Incorporated herein by reference to Exhibit 3.1 of Seaboard’s Form 10-Q for the quarter ended April 4, 2009.

3.2        Seaboard’s By-laws, as amended.  Incorporated herein by reference to Exhibit 3.2 of Seaboard’s Form 10-K for fiscal year ended December 31, 2005.

4.1        Seaboard Corporation Note Purchase Agreement dated as of September 30, 2002 between Seaboard and various purchasers as listed in the exhibit.  Incorporated herein by reference to Exhibit 4.3 of Seaboard’s Form 10-Q for the quarter ended September 28, 2002.

4.2        Seaboard Corporation $7,500,000 6.21% Senior Note, Series C, due September 30, 2012  issued pursuant to the Note Purchase Agreement described above.  Incorporated herein by reference to Exhibit 4.6 of Seaboard’s Form 10-Q for the quarter ended September 28, 2002.

4.3        Seaboard Corporation $31,000,000 6.92% Senior Note, Series D, due September 30, 2012  issued pursuant to the Note Purchase Agreement described above.  Incorporated herein by reference to Exhibit 4.7 of Seaboard’s Form 10-Q for the quarter ended September 28, 2002.

4.4        Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations, dated May 30, 2008.  Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 30, 2008.

4.5        Amended and Restated Credit Agreement between Borrowers and Bank of America, N.A., dated July 10, 2008 ($300,000,000 revolving credit facility expiring July 10, 2013).  Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated July 10, 2008.

4.6        Amendment No. 1 to Credit Agreement between Borrowers and Bank of America N.A., dated December 17, 2010.  Incorporated herein by reference to Exhibit 4.6 of Seaboard’s Form 10-K for fiscal year ended December 31, 2010.

10.1*  Seaboard Corporation 409A Executive Retirement Plan Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Executive Retirement Plan, 2005 Amendment and Restatement dated March 6, 2006. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.2*  Seaboard Corporation Executive Deferred Compensation Plan as Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Executive Deferred Compensation Plan dated December 29, 2005.  Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.3*    Seaboard Corporation Executive Retirement Plan Trust dated November 5, 2004 between Seaboard Corporation and Robert L. Steer as trustee.  Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended October 2, 2004.

10.4*    Seaboard Corporation Investment Option Plan dated December 18, 2000.  Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for fiscal year ended December 31, 2000.

10.5        Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods LLC, and for certain limited purposes only, the members of Triumph Foods LLC.  Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 8-K dated February 3, 2004.

10.6*      Seaboard Corporation Retiree Medical Benefit Plan as Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Retiree Medical Benefit Plan dated March 4, 2005.  Incorporated herein by reference to Exhibit 10.6 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.7*    Seaboard Corporation Executive Officers’ Bonus Policy.  Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for fiscal year ended December 31, 2005.

10.8*    Employment Agreement between Seaboard Corporation and Steven J. Bresky dated July 1, 2005.  Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended July 2, 2005.

10.9*      Employment Agreement between Seaboard Corporation and Robert L. Steer dated July 1, 2005.  Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended July 2, 2005.

10.10*  Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated July 1, 2005.  Incorporated herein by reference to Exhibit 10.14 of Seaboard’s Form 10-K for fiscal year ended December 31, 2006.

10.11*   Seaboard Corporation Nonqualified Deferred Compensation Plan Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Nonqualified Deferred Compensation Plan dated December 29, 2005.  Incorporated herein by reference to Exhibit 10.12 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.12*  Amendment to Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated August 8, 2006.  Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended July 1, 2006.

10.13*  Employment Agreement between Seaboard Overseas Trading Group and David M. Dannov dated July 1, 2006.  Incorporated herein by reference to Exhibit 10.17 of Seaboard’s Form 10-K for fiscal year ended December 31, 2006.

10.14*   Second Amendment to Employment Agreement between Marine, Ltd. and Edward A. Gonzalez dated January 17, 2007.  Incorporated herein by reference to Exhibit 10.18 of Seaboard’s Form 10-K for fiscal year ended December 31, 2006.

10.15*   First Amendment to Employment Agreement between Seaboard Corporation and Steven J. Bresky dated December 15, 2008. Incorporated herein by reference to Exhibit 10.16 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.16*  First Amendment to Employment Agreement between Seaboard Corporation and Robert L. Steer dated December 15, 2008.  Incorporated herein by reference to Exhibit 10.17 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.17*  Third Amendment to Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 15, 2008.  Incorporated herein by reference to Exhibit 10.19 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.18*  First Amendment to Employment Agreement between Seaboard Overseas Trading Group and David M. Dannov dated December 15, 2008.  Incorporated herein by reference to Exhibit 10.20 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.19      Asset Purchase Agreement by and among Transcontinental Capital Corporation (Bermuda) Ltd. (as Seller), Seaboard Corporation (as Seller-Parent) and Pueblo Viejo Dominicana Corporation (as Buyer), dated as of September 23, 2008.  Incorporated herein by reference to Exhibit 10.21 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.20      Amendment to Asset Purchase Agreement amount Transcontinental Capital Corporation (Bermuda) Ltd., Seaboard Corporation and Pueblo Viejo dated as of March 2, 2009.  Incorporated herein by reference to Exhibit 10.22 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.21*   Seaboard Corporation Cash Balance Executive Retirement Plan effective January 1, 2009 and dated December 18, 2009.  Incorporated herein by reference to Exhibit 10.23 of Seaboard’s Form 10-K for fiscal year ended December 31, 2009.

10.22*   Seaboard Marine Ltd. 401(k) Excess Plan effective January 1, 2009 and dated December 18, 2009.  Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-K for fiscal year ended December 31, 2009.

10.23*   Amendment No. 1 to the Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2009 and dated December 17, 2009.  Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-K for fiscal year ended December 31, 2009.

10.24      Engineering, Procurement and Construction Contract dated as of August 17, 2010 by and between Seaboard Corporation and Wartsila Finland OY.  Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended October 2, 2010.

10.25      Purchase Agreement by and among Seaboard Corporation, Maxwell Farms, LLC, Goldsboro Milling Company and GM Acquisition, LLC as of September 9, 2010. Incorporated herein by reference to Exhibit 10.27 of Seaboard’s Form 10-K for fiscal year ended December 31, 2010.

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

101       The following financial information from Seaboard Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Statements of Earnings, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows,(4) Consolidated Statement of Changes in Equity and (5) the Notes to Unaudited Condensed Consolidated Financial Statements **.

*  Management contract or compensatory plan or arrangement.

**   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

(b)  Exhibits.

See exhibits identified above under Item 15(a)3.

(c)  Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEABOARD CORPORATION

By	/s/Steven J. Bresky
Steven J. Bresky, Chairman of the Board,
President and Chief Executive Officer

Date:	February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/Steven J. Bresky	February 28, 2012	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)
Steven J. Bresky

/s/Robert L. Steer	February 28, 2012	Executive Vice President, Chief Financial Officer (principal financial officer)
Robert L. Steer

/s/John A. Virgo	February 28, 2012	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
John A. Virgo

/s/David A. Adamsen	February 28, 2012	Director
David A. Adamsen

/s/Douglas W. Baena	February 28, 2012	Director
Douglas W. Baena

/s/Joseph E. Rodrigues	February 28, 2012	Director
Joseph E. Rodrigues

/s/Edward I. Shifman, Jr.	February 28, 2012	Director
Edward I. Shifman, Jr.

SEABOARD CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Financial Statements

The foregoing is incorporated herein by reference.

The individual financial statements of the nonconsolidated affiliates, which would be required if each such affiliate were a Registrant, are omitted because (a) Seaboard’s and its other subsidiaries’ investments in and advances to such affiliates do not exceed 20% of the total assets as shown by the most recent consolidated balance sheet and (b) Seaboard’s and its other subsidiaries’ equity in the earnings before income taxes and extraordinary items of the affiliates does not exceed 20% of such income of Seaboard and consolidated subsidiaries compared to the average income for the last five fiscal years.

Combined condensed financial information as to assets, liabilities and results of operations have been presented for nonconsolidated affiliates in Note 5 of “Notes to the Consolidated Financial Statements.”

II - Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009	F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Seaboard Corporation:

Under date of February 28, 2012, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011, as contained in the annual report on Form 10-K for the year 2011.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2012

Schedule II

SEABOARD CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In Thousands)

	Balance at	Provision	Net deductions	Balance at
	beginning of year	(1)	(2)	end of year
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$8,170	4,400	(1,629)	$10,941
Year ended December 31, 2010	$7,330	2,771	(1,931)	$8,170
Year ended December 31, 2009	$7,303	2,088	(2,061)	$7,330

(1)           The allowance for doubtful accounts provision is charged to selling, general and administrative expenses.

(2)           Includes write-offs net of recoveries and currency translation adjustments.

	Balance at	Charged (credit)	Other	Balance at
	beginning of year	to expense	(3)	end of year
Allowance for Deferred Tax Assets:
Year ended December 31, 2011	$30,664	(13,959)	(385)	$16,320
Year ended December 31, 2010	$28,621	2,512	(469)	$30,664
Year ended December 31, 2009	$21,075	8,473	(927)	$28,621

(3)           Activity related to currency translation.

	Balance at	Charged (credit)	Balance at
	beginning of year	to expense	end of year
Reserve for LIFO Valuation:
Year ended December 31, 2011	$24,085	33,698	$57,783
Year ended December 31, 2010	$22,807	1,278	$24,085
Year ended December 31, 2009	$40,672	(17,865)	$22,807