Form 10-Q
period 2012-03-31
SEABOARD CORP /DE/
filed 2012-05-04
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

{    }                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________________ to _____________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ X ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X .

There were 1,206,247 shares of common stock, $1.00 par value per share, outstanding on April 20, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended
		March 31,		April 2,
		2012		2011
Net sales:
Products (includes sales to affiliates of $168,348 and $162,268)		$1,190,822		$1,197,622
Services		244,755		238,212
Other		35,536		32,345
Total net sales		1,471,113		1,468,179
Cost of sales and operating expenses:
Products		1,067,965		1,049,797
Services		220,517		206,218
Other		28,037		27,058
Total cost of sales and operating expenses		1,316,519		1,283,073
Gross income		154,594		185,106
Selling, general and administrative expenses		61,238		54,830
Operating income		93,356		130,276
Other income (expense):
Interest expense		(1,707)		(1,516)
Interest income		2,119		2,297
Interest income from affiliates		5,217		3,833
Income from affiliates		9,569		6,162
Other investment income, net		3,459		2,340
Foreign currency gain, net		3,264		4,764
Miscellaneous, net		1,349		788
Total other income, net		23,270		18,668
Earnings before income taxes		116,626		148,944
Income tax expense		(34,626)		(32,251)
Net earnings		$82,000		$116,693
Less: Net loss attributable to noncontrolling interests		209		171
Net earnings attributable to Seaboard		$82,209		$116,864

Earnings per common share	$ 68.00		$ 96.11

Other comprehensive income (loss), net of income tax benefit of $813 and $295:
Foreign currency translation adjustment		460		(593)
Unrealized gain on investments		1,484		99
Unrealized loss on cash flow hedges		(91)		-
Unrecognized pension cost		1,077		341
Other comprehensive income (loss), net of tax		$2,930		$(153)
Comprehensive income		84,930		116,540
Less: comprehensive loss attributable to the noncontrolling interest		153		158
Comprehensive income attributable to Seaboard		$85,083		$116,698

Average number of shares outstanding		1,208,905		1,215,879

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$53,053	$71,510
Short-term investments	359,834	323,256
Receivables, net of allowance	494,167	477,209
Inventories	694,694	644,930
Deferred income taxes	23,078	23,203
Other current assets	95,761	91,934
Total current assets	1,720,587	1,632,042
Investments in and advances to affiliates	371,129	364,840
Net property, plant and equipment	801,600	796,822
Note receivable from affiliate	113,156	110,903
Goodwill	43,218	40,628
Intangible assets, net	19,972	19,496
Other assets	42,482	41,997
Total assets	$3,112,144	$3,006,728

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$39,583	$16,219
Current maturities of long-term debt	41,447	40,885
Accounts payable	130,862	151,869
Deferred revenue	78,933	29,147
Deferred revenue from affiliates	38,486	27,806
Other current liabilities	248,290	295,483
Total current liabilities	577,601	561,409
Long-term debt, less current maturities	121,165	116,367
Deferred income taxes	64,717	66,300
Other liabilities	184,904	183,185
Total non-current and deferred liabilities	370,786	365,852

Stockholders’ equity:
Common stock of $1 par value,
Authorized 1,250,000 shares;
issued and outstanding 1,207,347 and 1,210,597 shares	1,207	1,211
Accumulated other comprehensive loss	(153,135)	(156,065)
Retained earnings	2,309,654	2,233,778
Total Seaboard stockholders’ equity	2,157,726	2,078,924
Noncontrolling interests	6,031	543
Total equity	2,163,757	2,079,467
Total liabilities and stockholders’ equity	$3,112,144	$3,006,728

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011
Cash flows from operating activities:
Net earnings	$82,000	$116,693
Adjustments to reconcile net earnings to cash
from operating activities:
Depreciation and amortization	21,136	20,274
Deferred income taxes	(1,291)	(6,897)
Pay-in-kind interest and accretion on note receivable from affiliate	(2,818)	(2,521)
Income from affiliates	(9,569)	(6,162)
Other investment income, net	(3,459)	(2,340)
Other	(714)	225
Changes in current assets and liabilities, net of business acquired:
Receivables, net of allowance	(36,015)	(96,552)
Inventories	(2,707)	(14,261)
Other current assets	3,910	58,418
Current liabilities, exclusive of debt	(27,600)	(125,463)
Other, net	3,989	3,701
Net cash from operating activities	26,862	(54,885)
Cash flows from investing activities:
Purchase of short-term investments	(237,924)	(38,664)
Proceeds from the sale of short-term investments	194,330	67,000
Proceeds from the maturity of short-term investments	9,816	3,985
Investments in and advances to affiliates, net	(3,631)	(3,637)
Capital expenditures	(28,969)	(39,029)
Principal payments received on long-term notes receivable from affiliate	564	-
Purchase of long-term investments	(2,046)	-
Acquisition of business, net of cash acquired	(2,825)	-
Other, net	2,845	99
Net cash from investing activities	(67,840)	(10,246)
Cash flows from financing activities:
Notes payable to banks, net	23,364	42,232
Proceeds from the issuance of long-term debt	5,476	15,345
Principal payments of long-term debt	(112)	(96)
Repurchase of common stock	(6,335)	-
Other, net	104	53
Net cash from financing activities	22,497	57,534
Effect of exchange rate change on cash	24	936
Net change in cash and cash equivalents	(18,457)	(6,661)
Cash and cash equivalents at beginning of year	71,510	41,124
Cash and cash equivalents at end of period	$53,053	$34,463

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (“Seaboard”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Seaboard’s investments in non-consolidated affiliates are accounted for by the equity method.  The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Seaboard for the year ended December 31, 2011 as filed in its Annual Report on Form 10-K.  Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September.  Seaboard’s year-end is December 31.

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

Supplemental Non-Cash Transactions

As discussed in Note 9, effective January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for their investment in PS International, LLC with Seaboard’s ownership interest increasing from 50% to 70% as a result of Seaboard’s initial payment of $3,660,000 in January 2012. Total cash paid, net of cash acquired was $2,825,000 and increased working capital by $14,419,000, fixed assets by $163,000, goodwill by $2,590,000, intangible assets by $621,000, other long-term assets by $96,000, non-controlling interest by $5,649,000 and decreased investment in and advances to affiliates by $9,415,000. See Note 9 for additional information.

As discussed in Note 9, Seaboard had a note receivable from an affiliate which accrues pay-in-kind interest income. Seaboard recognized $2,818,000 and $2,521,000 of non-cash, pay–in-kind interest income and accretion of discount for the first quarter ended March 31, 2012 and April 2, 2011, respectively, related to this note receivable.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance to amend the requirements related to fair value measurement which changed the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Seaboard adopted this guidance on January 1, 2012.  The adoption of this guidance did not have a material impact on Seaboard’s financial position or net earnings.

In June 2011, the FASB issued guidance to revise the manner in which entities present comprehensive income in the financial statements.  The new guidance removed the footnote presentation option and required entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Seaboard adopted this guidance in the first quarter of 2012.  The adoption of this guidance did not have an impact on Seaboard’s financial position or net earnings.

In September 2011, the FASB issued guidance to allow entities the option of performing a qualitative assessment to test goodwill for impairment.  This guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  Seaboard adopted this guidance on January 1, 2012. The adoption of this guidance did not have an impact on Seaboard’s financial position or net earnings.

Note 2– Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in the statement of earnings.  At March 31, 2012 and December 31, 2011, amortized cost and estimated fair value were not materially different for these investments.

At March 31, 2012, money market funds included $19,419,000 denominated in Euros. As of March 31, 2012, the trading securities primarily consisted of high yield debt securities.  Unrealized (losses) gains related to trading securities were $828,000 and $330,000 for the three months ended March 31, 2012 and April 2, 2011, respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at March 31, 2012 and December 31, 2011.

	2012		2011
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value

Corporate bonds	$132,726	$133,989	$88,589	$89,146
Money market funds	69,867	69,867	139,420	139,420
U.S. Treasury securities	36,110	36,095	4,848	4,905
Collateralized mortgage obligations	22,677	22,720	14,915	15,011
Fixed rate municipal notes and bonds	21,275	21,335	17,718	17,788
U.S. Government agency securities	18,534	18,603	9,720	9,757
Emerging markets debt mutual fund	17,693	17,687	17,693	16,399
Asset backed debt securities	10,530	10,536	3,533	3,533
Other	1,480	1,483	1,480	1,484
Total available-for-sale short-term investments	330,892	332,315	297,916	297,443
High yield trading debt securities	21,217	22,349	20,155	20,750
Emerging markets trading debt mutual funds	2,651	2,686	2,620	2,487
Emerging markets trading debt securities	2,099	2,246	2,444	2,355
Other trading debt securities	217	238	218	221
Total available-for-sale and trading short-term investments	$357,076	$359,834	$323,353	$323,256

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of March 31, 2012.

(Thousands of dollars)	2012

Due within one year	$53,083
Due after one year through three years	90,771
Due after three years	66,844
Total fixed rate securities	$210,698

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(Thousands of dollars)	2012	2011
At lower of LIFO cost or market:
Live hogs and materials	$227,303	$228,624
Fresh pork and materials	31,586	29,426
	258,889	258,050
LIFO adjustment	(56,604)	(57,783)
Total inventories at lower of LIFO cost or market	202,285	200,267
At lower of FIFO cost or market:
Grains and oilseeds	280,500	251,839
Sugar produced and in process	64,157	78,730
Other	84,671	63,449
Total inventories at lower of FIFO cost or market	429,328	394,018
Grain, flour and feed at lower of weighted average cost or market	63,081	50,645
Total inventories	$694,694	$644,930

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments. Seaboard’s 2006-2010 U.S. income tax returns are currently under IRS examination.  There have not been any material changes in unrecognized income tax benefits since December 31, 2011.  Interest related to unrecognized tax benefits and penalties was not material for the three months ended March 31, 2012.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first quarter of 2012.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	March 31,
(Thousands of dollars)	2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term
investments:
Corporate bonds	$133,989	$ -	$133,989	$ -
Money market funds	69,867	69,867	-	-
U.S. Treasury securities	36,095	-	36,095	-
Collateralized mortgage obligations	22,720	-	22,720	-
Fixed rate municipal notes and bonds	21,335	-	21,335	-
U.S. Government agency securities	18,603	-	18,603	-
Emerging markets debt mutual fund	17,687	17,687	-	-
Asset backed debt securities	10,536	-	10,536	-
Other	1,483	-	1,483	-
Trading securities - short-term investments:
High yield debt securities	22,349	-	22,349	-
Emerging markets trading debt mutual fund	2,686	2,686	-	-
Emerging markets trading debt securities	2,246	-	2,246	-
Other debt securities	238	-	238	-
Trading securities - other current assets:
Domestic equity securities	16,614	16,614	-	-
Foreign equity securities	6,946	3,887	3,059	-
Fixed income mutual funds	4,914	4,914	-	-
Money market funds	3,674	3,674	-	-
U.S. Government agency securities	2,405	-	2,405	-
U.S. Treasury securities	1,409	-	1,409	-
Corporate bonds	64	-	64	-
Other	365	316	49	-
Derivatives:
Commodities(1)	2,398	2,398	-	-
Interest rate swaps	-	-	-	-
Foreign currencies	88	-	88	-
Total Assets	$398,711	$ 122,043	$276,668	$ -
Liabilities:
Derivatives:
Commodities(1)	$ 3,360	$ 3,360	$ -	$ -
Interest rate swaps	9,900	-	9,900	-
Foreign currencies	500	-	500	-
Total Liabilities	$ 13,760	$ 3,360	$ 10,400	$ -

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of March 31, 2012, the commodity derivatives had a margin account balance of $6,188,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $5,226,000.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and also the level within the fair value hierarchy used to measure each category of assets.

	Balance
	December 31,
(Thousands of dollars)	2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term
investments:
Money market funds	$139,420	$139,420	$ -	$ -
Corporate bonds	89,146	-	89,146	-
Fixed rate municipal notes and bonds	17,788	-	17,788	-
Emerging markets debt mutual fund	16,399	16,399	-	-
Collateralized mortgage obligations	15,011	-	15,011	-
U.S. Government agency securities	9,757	-	9,757	-
U.S. Treasury securities	4,905	-	4,905	-
Asset backed debt securities	3,533	-	3,533	-
Other	1,484	-	1,484	-
Trading securities - short term investments:
High yield debt securities	20,750	-	20,750	-
Emerging markets trading debt mutual fund	2,487	2,487	-	-
Emerging markets trading debt securities	2,355	-	2,355	-
Other debt securities	221	-	221	-
Trading securities - other current assets:
Domestic equity securities	13,563	13,563	-	-
Foreign equity securities	7,490	3,991	3,499	-
Money market funds	4,521	4,521	-	-
Fixed income mutual funds	4,483	4,483	-	-
U.S. Government agency securities	2,085	-	2,085	-
U.S. Treasury securities	1,474	-	1,474	-
Corporate bonds	72	-	72	-
Other	236	159	77	-
Derivatives:
Commodities(1)	5,144	5,144	-	-
Interest rate swaps	-	-	-	-
Foreign currencies	2,247	-	2,247	-
Total Assets	$364,571	$190,167	$174,404	$ -
Liabilities:
Derivatives:
Commodities(1)	$ 5,529	$ 5,529	$ -	$ -
Interest rate swaps	11,268	-	11,268	-
Foreign currencies	3,380	-	3,380	-
Total Liabilities	$ 20,177	$ 5,529	$ 14,648	$ -

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of December 31, 2011, the commodity derivatives had a margin account balance of $8,619,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $8,234,000.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. If Seaboard’s debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy. The amortized cost and estimated fair values of investments and long-term debt at March 31, 2012 and December 31, 2011 are presented below.

	2012		2011
(Thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, available-for-sale	$330,892	$332,315	$297,916	$297,443
Short-term investments, trading debt securities	26,184	27,519	25,437	25,813
Long-term debt	162,612	166,038	157,252	161,636

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Since these derivatives and interest rate exchange agreements discussed below, are not accounted for as hedges, fluctuations in the related commodity prices, currency exchange rates and interest rates could have a material impact on earnings in any given period.  From time to time, Seaboard may enter into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2011.

Commodity Instruments

Seaboard uses various grain, meal, hog, and energy resource related futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At March 31, 2012, Seaboard had open net derivative contracts to purchase 7,160,000 pounds of hogs and 1,213,000 pounds of sugar and open net derivative contracts to sell 714,000 gallons of heating oil, 595,000 bushels of grain and 114,000 tons of soybean meal.  At December 31, 2011, Seaboard had open net derivative contracts to purchase 23,300 tons of soybean meal, 2,580,000 pounds of soybean oil and 2,280,000 pounds of hogs and open net derivative contracts to sell 10,599,000 bushels of grain and 1,176,000 gallons of heating oil.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Earnings.

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

At March 31, 2012 and December 31, 2011, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $127,029,000 and $158,266,000, respectively, primarily related to the South African Rand.

Interest Rate Exchange Agreements

In May 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on three notional amounts of $25,000,000 each.  In August 2010, Seaboard entered into another ten-year interest rate exchange agreement with a notional amount of $25,000,000 that has terms similar to those for the other three interest rate exchange agreements referred to above.  While Seaboard has certain variable rate debt, these interest rate exchange agreements do not qualify as hedges for accounting purposes.  Accordingly, the changes in fair value of these agreements are recorded in Miscellaneous, net in the Condensed Consolidated Statement of Earnings. At March 31, 2012 and December 31, 2011, Seaboard had four interest rate exchange agreements outstanding with a total notional value of $100,000,000.

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $88,000 with four counterparties.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2012 and April 2, 2011.

(Thousands of dollars)

	Location of	March 31, 2012	April 2, 2011
	Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income	Recognized in Income	Recognized in Income
Commodities	Cost of sales	$(2,415)	$13,986
Foreign currencies	Cost of sales	(5,417)	8,787
Foreign currencies	Foreign currency	(3,713)	(136)
Interest rate	Miscellaneous, net	648	519

The following table provides the fair value of each type of derivative held as of March 31, 2012 and December 31, 2011 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)		Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
	Location	2012	2011	Location	2012	2011
Commodities(1)	Other current assets	$ 2,398	$ 5,144	Other current assets	$ 3,360	$ 5,529
Foreign currencies	Other current assets	88	2,247	Other current liabilities	500	3,380
Interest rate	Other current assets	-	-	Other current liabilities	9,900	11,268

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of March 31, 2012 and December 31, 2011, the commodity derivatives had a margin account balance of $6,188,000 and $8,619,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $5,226,000 and $8,234,000, respectively.

Note 6 – Employee Benefits

Seaboard maintains two defined benefit pension plans for its domestic salaried and clerical employees.  At this time, no contributions are expected to be made to these plans in 2012.  Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and unfunded supplemental retirement agreements with certain executive employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended
	March 31,	April 2,
(Thousands of dollars)	2012	2011
Components of net periodic benefit cost:
Service cost	$ 2,226	$ 1,927
Interest cost	2,258	2,294
Expected return on plan assets	(1,592)	(1,635)
Amortization and other	1,530	1,051
Net periodic benefit cost	$ 4,422	$ 3,637

Note 7 – Commitments and Contingencies

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions.  In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of March 31, 2012, Seaboard had guarantees outstanding to three third parties with a total maximum exposure of $1,200,000.  Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of March 31, 2012, Seaboard had outstanding letters of credit (“LCs”) with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $78,850,000 and $14,011,000, respectively.  These LCs included $30,469,000 of LCs for supply agreements, $26,385,000 of LCs, which support the Industrial Development Revenue Bonds included as long-term debt and $21,892,000 of LCs related to insurance coverages.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2012 are as follows:

	Balance		Balance
	December 31,	Period	March 31,
(Thousands of dollars)	2011	Change	2012
Cumulative foreign currency translation adjustment	$(93,669)	$460	$(93,209)
Unrealized gain on investments	(311)	1,484	1,173
Unrealized loss on cash flow hedges	-	(91)	(91)
Unrecognized pension cost	(62,085)	1,077	(61,008)

Accumulated other comprehensive loss	$(156,065)	$2,930	$(153,135)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At March 31, 2012, the Sugar segment had $215,045,000 in net assets denominated in Argentine pesos and $4,809,000 in net assets denominated in U.S. dollars.

With the exception of the foreign currency translation adjustment to which a 35 percent federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39 percent effective tax rate.  In addition, the unrecognized pension cost includes $20,293,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On October 31, 2011, the Board of Directors extended through October 31, 2012 the share repurchase program previously approved on November 6, 2009 and originally set to expire on October 31, 2011.  Under this share repurchase program, Seaboard is authorized to repurchase from time to time up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price.  As of March 31, 2012, $53,699,000 remained available for repurchases under this program.  During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchase will be funded by cash on hand.  Shares repurchased will be retired and resume the status of authorized and unissued shares.  All stock repurchased will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board’s stock repurchase authorization does not obligate a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion. For the three months ended March 31, 2012, Seaboard repurchased 3,250 shares of common stock at a total cost of $6,335,000.  Also, Seaboard currently does not intend to declare or pay any dividends during 2012 as there was a prepayment of the annual 2011 and 2012 dividends in December 2010.

Note 9 - Segment Information

In January 2012, Seaboard made an initial payment of $3,660,000 increasing its ownership interest from 50% to 70% in PS International, LLC (PSI), an international specialty grain trading business located in North Carolina. As a result, effective January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for this investment. The final amount of this additional investment will be determined during 2012 upon final verification of certain balance sheet items as of December 31, 2011.  Pro forma results of operations are not presented, as the effects of consolidation are not material to Seaboard’s results of operations.

In the first quarter of 2011, the Commodity Trading and Milling segment recognized $101,080,000 in net sales related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until 2011. Also, in the first quarter of 2011, this segment incurred a grain inventory write-down of $1,698,000 (with no tax benefit recognized), or $1.40 per share for various customer contract performance issues.

On April 8, 2011, Seaboard closed the sale of its two floating power generating facilities in the Dominican Republic.  In late March 2011, the purchaser entered into discussions with Seaboard to lease one of the facilities to Seaboard for a short period of time.  On April 20, 2011, Seaboard signed a short-term lease agreement that allowed Seaboard to resume operations of one of the facilities (72 megawatts) and operate it through approximately March 31, 2012.  Seaboard and the purchaser also agreed to defer the sale to the purchaser of the inventory related to the leased facility until the end of the lease term.  In late March 2012, this lease was extended to August 31, 2012.  After August 31, 2012, this lease will automatically extend on a month-to-month basis but is cancellable by either party while the purchaser reconsiders its long-term plans for the facility.  Also, as of March 31, 2012, $1,500,000 of the original sale price for this power generating facility remained in escrow for potential dry dock costs.  Seaboard retained all other physical properties of this business and constructed a new 106 megawatt floating power generating facility for use in the Dominican Republic, which began commercial operations in March 2012.  As of March 31, 2012, total project costs capitalized was $126,347,000.  There will be some additional amounts capitalized in the second quarter of 2012 for an estimated total project cost of $136,000,000, including capitalized interest.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three months ended March 31, 2012 and April 2, 2011 of $301,616,000 and $278,457,000, respectively, and operating income for the three months ended March 31, 2012 and April 2, 2011 of $23,365,000 and $5,673,000, respectively.  As of March 31, 2012 and December 31, 2011, the Turkey segment had total assets of $844,155,000 and $819,618,000, respectively.

In conjunction with Seaboard’s initial investment in Butterball on December 6, 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $103,511,000 as of March 31, 2012.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity.  During the third quarter of 2011, Seaboard provided a term loan of $13,037,000 to Butterball to pay off capital leases for certain fixed assets which originally were financed with third parties.  The effective interest rate on the term loan is approximately 12%.  Although the term loan expires on January 31, 2018, Seaboard anticipates that Butterball will pay off the term loan prior to such expiration date as Butterball is expected to sell all of the related assets and is required to remit the proceeds from such sale to Seaboard to repay the loan.  As of March 31, 2012, the balance of the term loan recorded in long-term notes receivable from affiliate was $9,645,000.

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

Sales to External Customers:
	Three Months Ended
	March 31,	April 2,
(Thousands of dollars)	2012	2011

Pork	$400,661	$423,969
Commodity Trading and Milling	724,538	712,231
Marine	233,749	229,720
Sugar	73,619	67,003
Power	35,536	32,345
All Other	3,010	2,911
Segment/Consolidated Totals	$1,471,113	$1,468,179

Operating Income (Loss):
	Three Months Ended
	March 31,	April 2,
(Thousands of dollars)	2012	2011

Pork	$52,873	$79,595
Commodity Trading and Milling	25,693	23,072
Marine	491	7,022
Sugar	16,977	22,439
Power	5,820	3,549
All Other	6	(302)
Segment Totals	101,860	135,375
Corporate Items	(8,504)	(5,099)
Consolidated Totals	$93,356	$130,276

Income from Affiliates:
	Three Months Ended
	March 31,	April 2,
(Thousands of dollars)	2012	2011

Commodity Trading and Milling	$707	$5,819
Sugar	(1)	317
Turkey	8,863	26
Segment/Consolidated Totals	$9,569	$6,162

Total Assets:
	March 31,	December 31,
(Thousands of dollars)	2012	2011

Pork	$738,476	$738,574
Commodity Trading and Milling	855,102	755,903
Marine	266,581	261,781
Sugar	253,838	269,564
Power	200,645	165,118
Turkey	323,338	312,164
All Other	6,280	6,257
Segment Totals	2,644,260	2,509,361
Corporate Items	467,884	497,367
Consolidated Totals	$3,112,144	$3,006,728

Investments in and Advances to Affiliates:
	March 31,	December 31,
(Thousands of dollars)	2012	2011

Commodity Trading and Milling	$157,826	$160,402
Sugar	3,121	3,177
Turkey	210,182	201,261
Segment/Consolidated Totals	$371,129	$364,840

Administrative services provided by the corporate office allocated to the individual segments represent corporate services rendered to and costs incurred for each specific segment with no allocation to individual segments of general corporate management oversight costs.  Corporate assets include short-term investments, other current assets related to deferred compensation plans, fixed assets, deferred tax amounts and other miscellaneous items.  Corporate operating losses represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in Other Investment Income, Net).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of March 31, 2012 increased $18.1 million to $412.9 million from December 31, 2011.  The increase was primarily the result of $26.9 million in net cash from operating activities and $28.7 million in increased net borrowings. Partially offsetting this increase was cash used for capital expenditures of $29.0 million and repurchase of common stock of $6.3 million.  Cash from operating activities increased $81.7 million for the three months ended March 31, 2012 compared to the same period in 2011, primarily as a result of lower changes in working capital needs in the Commodity Trading and Milling segment for increases in receivables and inventories and also timing of payments for current liabilities.  Partially offsetting this increase was lower net earnings for the three months ended March 31, 2012 compared to the same period in 2011.

Acquisitions, Capital Expenditures and Other Investing Activities

During the three months ended March 31, 2012, Seaboard invested $29.0 million in property, plant and equipment, of which $9.7 million was expended in the Pork segment, $2.2 million in the Marine segment, $3.3 million in the Sugar segment and $12.9 million in the Power segment.  The Pork segment expenditures were primarily for additional finishing barns and improvements to existing facilities and related equipment.  The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment and port development.  In the Sugar segment, the capital expenditures were primarily for expansion of cane growing operations and normal upgrades to existing operations.  The Power segment expenditures were primarily used for the construction of a 106 megawatt power generating facility for use in the Dominican Republic.  The total cost of this project is estimated to be $136.0 million.  This facility began operations in March 2012.  All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2012, management has budgeted capital expenditures totaling $126.2 million.  The Pork segment plans to spend $37.5 million primarily additional finishing barns, a new feed mill and improvements to existing facilities and related equipment.  The Commodity Trading and Milling segment has budgeted $20.4 million primarily for a used dry bulk vessel and improvements to existing facilities and related equipment. The Marine segment has budgeted $36.8 million primarily for additional cargo carrying and handling equipment.  In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and additional dry bulk vessels for the Commodity Trading and Milling segment during 2012.  The Sugar segment plans to spend $19.6 million primarily on normal upgrades to existing operations. The Power segment plans to spend $9.9 million primarily on the new power generating facility. The balance of $2.0 million is planned to be spent in all other businesses.  Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard’s available borrowing capacity.

Effective, January 1, 2012, Seaboard increased its ownership interest in PS International, LLC (PSI), a specialty grain trading business located in Chapel Hill, North Carolina, from 50% to 70% by making an initial cash payment of $3.7 million in January 2012. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

During 2010, Seaboard agreed to invest in various limited partnerships as a limited partner that are expected to enable Seaboard to obtain certain low income housing tax credits over a period of approximately ten years.  As of March 31, 2012, Seaboard had invested $6.8 million in these partnerships.  The total commitment is approximately $17.5 million with additional investments of $6.9 million anticipated to be made during the remainder of 2012.

Seaboard has a 50% non-controlling interest in a bakery being built in Central Africa.  The total project cost is estimated to be $60.5 million but Seaboard’s total investment has not yet been determined pending finalization of third party financing alternatives for a portion of the project.  The bakery is not expected to be fully operational until the second half of 2012. As of March 31, 2012, Seaboard had invested a total of $25.2 million in this project, including $3.7 million invested during the three month period ended March 31, 2012.

Financing Activities and Debt

As of March 31, 2012, Seaboard had committed lines of credit totaling $300.0 million and uncommitted lines totaling $202.6 million.  As of March 31, 2012, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $39.6 million, all related to foreign subsidiaries.  Outstanding standby letters of credit reduced Seaboard’s borrowing capacity under its committed and uncommitted credit lines by $78.9 million and $14.0 million, respectively, primarily representing $30.5 million for supply agreements, $26.4 million for Seaboard’s outstanding Industrial Development Revenue Bonds and $21.9 million related to insurance coverage.

Seaboard has a long-term credit agreement for $114.0 million to finance the construction of the new power generating facility in the Dominican Republic noted above.  During the first three months of 2012, Seaboard borrowed an additional $5.5 million under this credit facility.  As of March 31, 2012, $86.8 million had been borrowed from this credit facility.  In April 2012, the remaining $27.2 million was borrowed.

Seaboard’s remaining 2012 scheduled long-term debt maturities total $41.4 million.  As of March 31, 2012, Seaboard had cash and short-term investments of $412.9 million, total net working capital of $1,143.0 million and a $300.0 million committed line of credit maturing on July 10, 2013.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2012. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of March 31, 2012, $114.0 million of the $412.9 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

As of March 31, 2012, Seaboard believes its exposure to the current potential European sovereign debt problems is not material. Seaboard monitors these exposures and currently does not believe there is a significant risk.

On November 6, 2009, the Board of Directors authorized up to $100.0 million for a share repurchase program, which was extended by the Board of Directors for an additional year through October 31, 2012.  For the three months ended March 31, 2012, Seaboard used cash to repurchase 3,250 shares of common stock at a total price of $6.3 million.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion.  Also, Seaboard currently does not intend to declare or pay any dividends during 2012.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales increased to $1,471.1 million for the first quarter of 2012 compared to $1,468.2 million for the first quarter of 2011.  The increase primarily reflected increased prices for all divisions with the exception of the Pork division which experienced lower sales volume and prices for pork products and also decreased sales volume of biodiesel.

Operating income decreased to $93.4 million in the first quarter of 2012, compared to $130.3 million in the first quarter of 2011.  The decreases primarily reflects higher feed costs and lower prices for pork products for the Pork division, and to a lesser extent, higher operating costs for the Marine and Sugar divisions, as discussed below.

Pork Segment
	Three Months Ended
	March 31,	April 2,
(Dollars in millions)	2012	2011
Net sales	$400.7	$424.0
Operating income	$52.9	$79.6

Net sales for the Pork segment decreased $23.3 million in the first quarter of 2012 compared to the first quarter of 2011.  The decrease primarily reflects decreases in overall sales prices and sales volume for pork products and also decreased sales volume of biodiesel.

Operating income for the Pork segment decreased $26.7 million for the first quarter of 2012 compared to the first quarter of 2011.  The decrease was primarily a result of higher feed costs and, to a lesser extent, lower prices for pork products as noted above.  Management is unable to predict future market prices for pork products or the cost of feed.  However, management anticipates positive operating income for the remainder of 2012, although at a lower level than 2011.

Commodity Trading and Milling Segment

	Three Months Ended
	March 31,	April 2,
(Dollars in millions)	2012	2011
Net sales	$724.5	$712.2
Operating income as reported	$25.7	$23.1
Less mark-to-market adjustments	(6.3)	(12.0)
Operating income excluding mark-to-market adjustments	$19.4	$11.1
Income from affiliates	$0.7	$5.8

Net sales for the Commodity Trading and Milling segment increased $12.3 million for the first quarter of 2012 compared to the first quarter of 2011.  The increase is primarily the result of the consolidation of PSI discussed above and higher volumes of wheat sales to non-consolidated affiliates.  In the first quarter of 2011, net sales included $101.1 million recognized related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until the first quarter of 2011.

Operating income for this segment increased $2.6 million for the first quarter of 2012 compared to the first quarter of 2011.  The increase primarily reflect higher margins on commodity sales, especially wheat sales to non-consolidated affiliates, partially offset by the $5.7 million fluctuation of marking to market the derivative contracts, as discussed below.  Excluding the effects of these derivative contracts, operating income increased $8.3 million for the first quarter of 2012 compared to the first quarter of 2011.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results for the remainder of 2012.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $6.3 million and $12.0 million, for the first quarter of 2012 and 2011, respectively. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2012.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates in the first quarter of 2012 decreased by $5.1 million compared to the first quarter of 2011. The decrease primarily represents unfavorable market conditions for certain affiliates and a few one-time income items in the first quarter of 2011.  Based on the uncertainty of local political and economic environments in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment
	Three Months Ended
	March 31,	April 2,
(Dollars in millions)	2012	2011
Net sales	$233.7	$229.7
Operating income	$0.5	$7.0

Net sales for the Marine segment increased $4.0 million for the first quarter of 2012 compared to the first quarter of 2011. The increase was primarily the result of increased rates in most markets served during 2012 compared to 2011.

Operating income for the Marine segment decreased $6.5 million for the first quarter of 2012 compared to the first quarter of 2011.  The decrease was primarily the result of cost increases for fuel and charterhires on a per unit shipped basis. Partially offsetting the decreases were higher cargo rates as discussed above.  Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2012.  However, based on higher fuel and other costs, management currently cannot predict if this segment will be profitable for the remainder of 2012.

Sugar Segment
	Three Months Ended
	March 31,	April 2,
(Dollars in millions)	2012	2011
Net sales	$73.6	$67.0
Operating income	$17.0	$22.4
Income from affiliates	$-	$0.3

Net sales for the Sugar segment increased $6.6 million for the first quarter of 2012 compared to the first quarter of 2011.  The increases primarily reflect increased domestic sugar and alcohol prices.  Management cannot predict sugar and alcohol prices for the remainder of 2012.

Operating income decreased $5.4 million for the first quarter of 2012 compared to the first quarter of 2011.  The decrease primarily represents higher costs of sugar purchased from third parties for resale in excess of increased selling prices noted above and, to a lesser extent, higher selling and administrative personnel costs.  Management anticipates positive operating income for this segment for the remainder of 2012, although at a lower level than 2011.

Power Segment
	Three Months Ended
	March 31,	April 2,
(Dollars in millions)	2012	2011
Net sales	$35.5	$32.3
Operating income	$5.8	$3.5

Net sales for the Power segment increased $3.2 million for the first quarter of 2012 compared to the first quarter of 2011 primarily reflecting higher rates.  The higher rates were attributable primarily to higher fuel costs, a component of pricing.

Operating income increased $2.3 million for the first quarter of 2012 compared to the first quarter of 2011.  The increase was primarily the result of $2.2 million of delay liquidation damages received from the contractor of the new power generating facility related to the delayed start-up.

See Note 9 to the Condensed Consolidated Financial Statements for the sale of certain assets of this business on April 8, 2011, subsequent leasing of one power generating facility and the construction of a new replacement power generating facility.  Management anticipates that sales volumes will be higher for the remainder of 2012 as a result of the start-up of the new power generating facility in March 2012.   Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs.  However, management anticipates positive operating income for this segment for the remainder of 2012, although at a lower level than 2011 as a result of the $51.4 million gain recognized on sale of the power generating facilities  in the second quarter of 2011.

Turkey Segment
	Three Months Ended
	March 31,	April 2,
(Dollars in millions)	2012	2011
Income from affiliate	$8.9	$-

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, which occurred on December 6, 2010.  The increase in income from affiliate is primarily the result of higher sale prices and lower production costs from recent savings initiatives.  Butterball anticipates positive income for the remainder of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $6.4 million for the first quarter of 2012 compared to the first quarter of 2011.  The increase is primarily the result of increased personnel costs in most segments and higher costs related to Seaboard’s deferred compensation programs (which are offset by the mark-to-market investments recorded in Other investment income, net).  As a percentage of revenues, SG&A increased to 4.2% in the first quarter of 2012 compared to 3.7% for the first quarter of 2011.

Income Tax Expense

The effective tax rate for the first quarter of 2012, which approximates the expected annual rate, is higher than the tax rate for the first quarter of 2011 primarily due to the Power segment income being taxable for 2012 compared to non-taxable in the prior year, including the gain on sale of power generating facilities in the second quarter of 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations.  Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchases and sale contracts.  Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates.  From time to time, Seaboard may also enter into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2011.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a–15(e) as of March 31, 2012.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls – Effective, January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for its investment in PS International, LLC (PSI) with Seaboard’s ownership interest increasing from 50% to 70%.  Management is currently in the process of documenting and evaluating internal controls with respect to PSI.  Although management does not consider it material to its results of operations, Seaboard intends to extend its Sarbanes-Oxley Act of 2002 Section 404 compliance program to include PSI with an effective date of January 1, 2013.  Except as set forth above, there has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a–15 that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard’s purchase of its common stock during the quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	1,400	1,934.86	1,400	57,325,894
February 1 to February 29, 2012	700	1,966.86	700	55,949,090
March 1 to March 31, 2012	1,150	1,956.33	1,150	53,699,313
Total	3,250	1,949.35	3,250	53,699,313

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $100 million market value of Seaboard common stock announced on November 6, 2009, which was scheduled to expire on October 31, 2011 but was extended through October 31, 2012.  All purchases were made through open-market purchases and all the repurchased shares have been retired.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 6.  Exhibits

10.1	Employment Agreement between Seaboard Foods LLC and Terry J. Holton, dated March 22, 2012.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Earnings, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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

statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity, (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, grains, sugar, turkey and other products and services; (iv) the recorded tax effects under certain circumstances; (v) the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices in the Dominican Republic; (viii)  the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetable for Seaboard’s scheduled capital improvements, acquisitions and dispositions; or (xi) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: May 4, 2012

by:	/s/ John A. Virgo
John A. Virgo, Senior Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: May 4, 2012