Form 10-Q
period 2012-06-30
SEABOARD CORP /DE/
filed 2012-08-07
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 1,202,122 shares of common stock, $1.00 par value per share, outstanding on July 27, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended				Six Months Ended
		June 30,		July 2,		June 30,		July 2,
		2012		2011		2012		2011
Net sales:
Products (includes sales to affiliates of $194,836, $189,807, $363,184 and $352,075)		$1,194,991		$1,128,574		$2,385,813		$2,326,196
Services		248,354		245,343		493,109		483,555
Other		67,248		24,670		102,784		57,015
Total net sales		1,510,593		1,398,587		2,981,706		2,866,766
Cost of sales and operating expenses:
Products		1,108,998		1,003,292		2,176,963		2,053,089
Services		226,407		235,274		446,924		441,492
Gain on sale of power generating facilities		-		(51,423)		-		(51,423)
Other		54,622		21,020		82,659		48,078
Total cost of sales and operating expenses		1,390,027		1,208,163		2,706,546		2,491,236
Gross income		120,566		190,424		275,160		375,530
Selling, general and administrative expenses		59,843		53,459		121,081		108,289
Operating income		60,723		136,965		154,079		267,241
Other income (expense):
Interest expense		(3,231)		(1,506)		(4,938)		(3,022)
Interest income		3,044		2,047		5,163		4,344
Interest income from affiliates		5,033		4,014		10,250		7,847
Income from affiliates		9,816		5,365		19,385		11,527
Other investment income (loss), net		(969)		286		2,490		2,626
Foreign currency gain (loss), net		(3,849)		2,381		(585)		7,145
Miscellaneous, net		(4,005)		(2,952)		(2,656)		(2,164)
Total other income, net		5,839		9,635		29,109		28,303
Earnings before income taxes		66,562		146,600		183,188		295,544
Income tax expense		(16,870)		(33,236)		(51,496)		(65,487)
Net earnings		$49,692		$113,364		$131,692		$230,057
Less: Net loss attributable to noncontrolling interests		405		122		614		293
Net earnings attributable to Seaboard		$50,097		$113,486		$132,306		$230,350

Earnings per common share	$41.58		$93.34		$109.63		$189.45

Other comprehensive income (loss), net of income tax benefit of $1,752, $114, $2,565 and $409:
Foreign currency translation adjustment		(3,601)		(998)		(3,141)		(1,591)
Unrealized gain (loss) on investments		(313)		704		1,171		803
Unrealized loss on cash flow hedges		-		-		(91)		-
Unrecognized pension cost		2,243		730		3,320		1,071
Other comprehensive income (loss), net of tax		$(1,671)		$436		$1,259		$283
Comprehensive income		48,021		113,800		132,951		230,340
Less: Comprehensive loss attributable to noncontrolling interests		422		120		575		278
Comprehensive income attributable to Seaboard		$48,443		$113,920		$133,526		$230,618

Average number of shares outstanding		1,204,837		1,215,879		1,206,871		1,215,879

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$48,126	$71,510
Short-term investments	440,037	323,256
Receivables, net of allowance	472,774	477,209
Inventories	606,214	644,930
Deferred income taxes	23,344	23,203
Other current assets	99,576	91,934
Total current assets	1,690,071	1,632,042
Investments in and advances to affiliates	384,071	364,840
Net property, plant and equipment	812,501	796,822
Notes receivable from affiliate	116,096	110,903
Goodwill	43,218	40,628
Intangible assets, net	19,826	19,496
Other assets	44,384	41,997
Total assets	$3,110,167	$3,006,728

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$30,354	$16,219
Current maturities of long-term debt	44,183	40,885
Accounts payable	146,022	151,869
Deferred revenue	55,381	29,147
Deferred revenue from affiliates	10,079	27,806
Other current liabilities	246,980	295,483
Total current liabilities	532,999	561,409
Long-term debt, less current maturities	139,814	116,367
Deferred income taxes	47,593	66,300
Other liabilities	187,622	183,185
Total non-current and deferred liabilities	375,029	365,852

Stockholders’ equity:
Common stock of $1 par value,
Authorized 1,250,000 shares;
issued and outstanding 1,202,472 and 1,210,597 shares	1,202	1,211
Accumulated other comprehensive loss	(154,806)	(156,065)
Retained earnings	2,350,143	2,233,778
Total Seaboard stockholders’ equity	2,196,539	2,078,924
Noncontrolling interests	5,600	543
Total equity	2,202,139	2,079,467
Total liabilities and stockholders’ equity	$3,110,167	$3,006,728

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Six Months Ended
	June 30,	July 2,
	2012	2011
Cash flows from operating activities:
Net earnings	$131,692	$230,057
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	44,333	40,417
Gain on sale of power generating facilities	-	(51,423)
Gain from sale of fixed assets	(2,951)	(503)
Deferred income taxes	(17,689)	(15,564)
Pay-in-kind interest and accretion on note receivable from affiliate	(5,758)	(5,142)
Income from affiliates	(19,385)	(11,527)
Other investment income, net	(2,490)	(2,626)
Other	3,029	1,662
Changes in current assets and liabilities, net of business acquired:
Receivables, net of allowance	(15,590)	(74,689)
Inventories	83,692	(91,316)
Other current assets	(1,421)	65,140
Current liabilities, exclusive of debt	(64,732)	(88,516)
Other, net	10,523	7,489
Net cash from operating activities	143,253	3,459
Cash flows from investing activities:
Purchase of short-term investments	(434,890)	(99,984)
Proceeds from the sale of short-term investments	300,911	101,308
Proceeds from the maturity of short-term investments	19,993	11,973
Investments in and advances to affiliates, net	(6,791)	(6,351)
Capital expenditures	(68,056)	(76,489)
Proceeds from the sale of fixed assets	5,839	953
Proceeds from the sale of power generating facilities	-	58,103
Principal payments received on long-term notes receivable from affiliate	564	-
Purchase of long-term investments	(6,525)	(308)
Acquisition of business, net of cash acquired	(2,825)	-
Other, net	545	164
Net cash from investing activities	(191,235)	(10,631)
Cash flows from financing activities:
Notes payable to banks, net	14,135	13,251
Proceeds from the issuance of long-term debt	32,682	16,056
Principal payments of long-term debt	(5,928)	(195)
Repurchase of common stock	(15,949)	-
Other, net	208	157
Net cash from financing activities	25,148	29,269
Effect of exchange rate change on cash	(550)	1,307
Net change in cash and cash equivalents	(23,384)	23,404
Cash and cash equivalents at beginning of year	71,510	41,124
Cash and cash equivalents at end of period	$48,126	$64,528

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

Supplemental Non-Cash Transactions

As discussed in Note 9, effective January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for their investment in PS International, LLC with Seaboard’s ownership interest increasing from 50% to 70% as a result of Seaboard’s payment of $3,660,000 in January 2012. Total cash paid, net of cash acquired was $2,825,000 and increased working capital by $14,419,000, fixed assets by $163,000, goodwill by $2,590,000, intangible assets by $621,000, other long-term assets by $96,000, non-controlling interest by $5,649,000 and decreased investment in and advances to affiliates by $9,415,000. See Note 9 for additional information.

As discussed in Note 9, Seaboard had a note receivable from an affiliate which accrues pay-in-kind interest income. Seaboard recognized $2,940,000 and $5,758,000, respectively, of non-cash, pay-in-kind interest income and accretion of discount for the three and six months ended June 30, 2012 and $2,621,000 and $5,142,000, respectively, for the three and six months ended July 2, 2011, respectively, related to this note receivable.

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

In July 2012, the FASB issued guidance to allow entities the option of performing a qualitative assessment to test indefinite-lived intangible assets for impairment.  This guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying value.  If it is concluded that this is the case, it is necessary to calculate the fair value of the intangible asset.  Otherwise, calculating the fair value of the intangible asset is not required.  Early adoption is permitted and Seaboard adopted this guidance on June 30, 2012. The adoption of this guidance did not have an impact on Seaboard’s financial position or net earnings.

Note 2– Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income (loss), net.  At June 30, 2012 and December 31, 2011, amortized cost and estimated fair value were not materially different for these investments.

At June 30, 2012, money market deposit accounts included $6,106,000 denominated in Canadian dollars and money market funds included $5,214,000 denominated in Euros.  As of June 30, 2012, the trading securities primarily consisted of high yield debt securities.  Unrealized (losses) gains related to trading securities for the three and six months ended June 30, 2012 were $(135,000) and $656,000, respectively, and $(203,000) and $1,366,000 for the three and six months ended July 2, 2011, respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at June 30, 2012 and December 31, 2011.

	2012		2011
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value
Corporate bonds	$134,965	$136,258	$88,589	$89,146
Money market funds and deposit accounts	101,011	101,011	139,420	139,420
Enhanced cash mutual fund	50,000	50,072	-	-
Collateralized mortgage obligations	24,859	24,944	14,915	15,011
Fixed rate municipal notes and bonds	23,553	23,592	17,718	17,788
U.S. Government agency securities	22,424	22,572	9,720	9,757
U.S. Treasury securities	20,458	20,526	4,848	4,905
Emerging markets debt mutual fund	17,693	17,035	17,693	16,399
Asset backed debt securities	15,499	15,514	3,533	3,533
Other	680	683	1,480	1,484
Total available-for-sale short-term investments	411,142	412,207	297,916	297,443
High yield trading debt securities	21,129	22,084	20,155	20,750
Emerging markets trading debt mutual fund	2,966	2,919	2,620	2,487
Emerging markets trading debt securities	2,004	2,073	2,444	2,355
Other trading debt securities	684	754	218	221
Total available-for-sale and trading short-term investments	$437,925	$440,037	$323,353	$323,256

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of June 30, 2012.

(Thousands of dollars)	2012

Due within one year	$44,983
Due after one year through three years	88,072
Due after three years	67,516
Total fixed rate securities	$200,571

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(Thousands of dollars)	2012	2011
At lower of LIFO cost or market:
Live hogs and materials	$225,877	$228,624
Fresh pork and materials	29,777	29,426
	255,654	258,050
LIFO adjustment	(68,383)	(57,783)
Total inventories at lower of LIFO cost or market	187,271	200,267
At lower of FIFO cost or market:
Grains and oilseeds	218,840	251,839
Sugar produced and in process	53,750	78,730
Other	77,093	63,449
Total inventories at lower of FIFO cost or market	349,683	394,018
Grain, flour and feed at lower of weighted average cost or market	69,260	50,645
Total inventories	$606,214	$644,930

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments.  Seaboard’s 2010 U.S. income tax return is currently under IRS examination.  There have not been any material changes in unrecognized income tax benefits since December 31, 2011.  Interest related to unrecognized tax benefits and penalties was not material for the six months ended June 30, 2012.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first six months of 2012.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	June 30,
(Thousands of dollars)	2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Corporate bonds	$136,258	$-	$136,258	$-
Money market funds and deposit accounts	101,011	101,011	-	-
Enhanced cash mutual fund	50,072	50,072	-	-
Collateralized mortgage obligations	24,944	-	24,944	-
Fixed rate municipal notes and bonds	23,592	-	23,592	-
U.S. Government agency securities	22,572	-	22,572	-
U.S. Treasury securities	20,526	-	20,526	-
Emerging markets debt mutual fund	17,035	17,035	-	-
Asset backed debt securities	15,514	-	15,514	-
Other	683	-	683	-
Trading securities - short-term investments:
High yield debt securities	22,084	-	22,084	-
Emerging markets trading debt mutual fund	2,919	2,919	-	-
Emerging markets trading debt securities	2,073	-	2,073	-
Other debt securities	754	-	754	-
Trading securities - other current assets:
Domestic equity securities	16,667	16,667	-	-
Foreign equity securities	6,232	3,573	2,659	-
Fixed income mutual funds	5,011	5,011	-	-
Money market funds	3,078	3,078	-	-
U.S. Government agency securities	2,402	-	2,402	-
U.S. Treasury securities	1,433	-	1,433	-
Corporate bonds	62	-	62	-
Other	276	233	43	-
Derivatives:
Commodities(1)	11,732	11,732	-	-
Foreign currencies	647	-	647	-
Total Assets	$487,577	$211,331	$276,246	$-
Liabilities:
Derivatives:
Commodities(1)	$11,917	$11,917	$-	$-
Interest rate swaps	13,566	-	13,566	-
Foreign currencies	1,133	-	1,133	-
Total Liabilities	$26,616	$11,917	$14,699	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of June 30, 2012, the commodity derivatives had a margin account balance of $8,788,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $8,603,000.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and also the level within the fair value hierarchy used to measure each category of assets.

	Balance
	December 31,
(Thousands of dollars)	2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$139,420	$139,420	$-	$-
Corporate bonds	89,146	-	89,146	-
Fixed rate municipal notes and bonds	17,788	-	17,788	-
Emerging markets debt mutual fund	16,399	16,399	-	-
Collateralized mortgage obligations	15,011	-	15,011	-
U.S. Government agency securities	9,757	-	9,757	-
U.S. Treasury securities	4,905	-	4,905	-
Asset backed debt securities	3,533	-	3,533	-
Other	1,484	-	1,484	-
Trading securities - short term investments:
High yield debt securities	20,750	-	20,750	-
Emerging markets trading debt mutual fund	2,487	2,487	-	-
Emerging markets trading debt securities	2,355	-	2,355	-
Other debt securities	221	-	221	-
Trading securities - other current assets:
Domestic equity securities	13,563	13,563	-	-
Foreign equity securities	7,490	3,991	3,499	-
Money market funds	4,521	4,521	-	-
Fixed income mutual funds	4,483	4,483	-	-
U.S. Government agency securities	2,085	-	2,085	-
U.S. Treasury securities	1,474	-	1,474	-
Corporate bonds	72	-	72	-
Other	236	159	77	-
Derivatives:
Commodities(1)	5,144	5,144	-	-
Foreign currencies	2,247	-	2,247	-
Total Assets	$364,571	$190,167	$174,404	$-
Liabilities:
Derivatives:
Commodities(1)	$5,529	$5,529	$-	$-
Interest rate swaps	11,268	-	11,268	-
Foreign currencies	3,380	-	3,380	-
Total Liabilities	$20,177	$5,529	$14,648	$-

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

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. If Seaboard’s debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy. The amortized cost and estimated fair values of investments and long-term debt at June 30, 2012 and December 31, 2011 are presented below.

	2012		2011
(Thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Short-term investments, available-for-sale	$411,142	$412,207	$297,916	$297,443
Short-term investments, trading debt securities	26,783	27,830	25,437	25,813
Long-term debt	183,997	188,030	157,252	161,636

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

Commodity Instruments

Seaboard uses various grain, meal, hog, and energy resource related futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At June 30, 2012, Seaboard had open net derivative contracts to purchase 14,243,000 pounds of sugar and 88,000 pounds of whey powder and open derivative contracts to sell 6,798,000 bushels of grain, 5,580,000 pounds of soybean oil, 3,680,000 pounds of hogs and 140,000 tons of soybean meal.  At December 31, 2011, Seaboard had open net derivative contracts to purchase 23,300 tons of soybean meal, 2,580,000 pounds of soybean oil and 2,280,000 pounds of hogs and open net derivative contracts to sell 10,599,000 bushels of grain and 1,176,000 gallons of heating oil.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies.  Foreign exchange agreements that were primarily related to an underlying commodity transaction were recorded at fair value with changes in value marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.  Foreign exchange agreements that were not related to an underlying commodity transaction were recorded at fair value with changes in value marked to market as a component of foreign currency gain (loss) on the Condensed Consolidated Statements of Comprehensive Income.

At June 30, 2012 and December 31, 2011, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $91,125,000 and $158,266,000, respectively, primarily related to the South African Rand.

Interest Rate Exchange Agreements

In May 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on three notional amounts of $25,000,000 each.  In August 2010, Seaboard entered into another ten-year interest rate exchange agreement with a notional amount of $25,000,000 that has terms similar to those for the other three interest rate exchange agreements referred to above.  While Seaboard has certain variable rate debt, these interest rate exchange agreements do not qualify as hedges for accounting purposes.  Accordingly, the changes in fair value of these agreements are recorded in Miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At June 30, 2012 and December 31, 2011, Seaboard had four interest rate exchange agreements outstanding with a total notional value of $100,000,000.

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $647,000 with four counterparties.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and July 2, 2011.

(Thousands of dollars)
		Three Months Ended		Six Months Ended
		June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
		Amount of	Amount of	Amount of	Amount of
	Location of	Gain or	Gain or	Gain or	Gain or
	Gain or (Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	Recognized	Recognized	Recognized	Recognized	Recognized
	in Income	in Income	in Income	in Income	in Income
Commodities	Cost of sales	$(5,699)	$6,669	$(8,114)	$20,655
Foreign currencies	Cost of sales	5,118	1,956	(299)	10,743
Foreign currencies	Foreign currency	101	(101)	(3,612)	(237)
Interest rate	Miscellaneous, net	(4,400)	(3,121)	(3,752)	(2,602)

The following table provides the fair value of each type of derivative held as of June 30, 2012 and December 31, 2011 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2012	2011	Location	2012	2011

Commodities	Other current assets	$11,732 (1)	$5,144	Other current assets	$11,917 (1)	$5,529
Foreign currencies	Other current assets	647	2,247	Other current liabilities	1,133	3,380
Interest rate	Other current assets	-	-	Other current liabilities	13,566	11,268

(1)   Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of June 30, 2012 and December 31, 2011, the commodity derivatives had a margin account balance of $8,788,000 and $8,619,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $8,603,000 and $8,234,000, respectively.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(Thousands of dollars)	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$2,210	$1,805	$4,436	$3,732
Interest cost	2,177	2,249	4,435	4,543
Expected return on plan assets	(1,617)	(1,684)	(3,209)	(3,319)
Amortization and other	1,567	992	3,097	2,043
Settlement	1,796	-	1,796	-
Net periodic benefit cost	$6,133	$3,362	$10,555	$6,999

During June 2012 when the actual pension costs for 2012 were finalized, it was determined that a settlement payment made in March 2012 was greater than the actual service cost and interest cost components of the 2012 net periodic pension cost for a non-qualified, unfunded supplemental executive plan.  As a result, during the second quarter of 2012 a settlement loss of $1,796,000 was recorded in the Pork division’s results of operations.

Note 7 – Commitments and Contingencies

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions.  In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of June 30, 2012, Seaboard had guarantees outstanding to three third parties with a total maximum exposure of $1,131,000.  Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of June 30, 2012, Seaboard had outstanding letters of credit (“LCs”) with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $78,850,000 and $8,690,000, respectively.  These LCs included $30,469,000 of LCs for supply agreements, $26,385,000 of LCs, which support the Industrial Development Revenue Bonds included as long-term debt and $21,765,000 of LCs related to insurance coverages.

Commitments

In June 2012, Seaboard entered into an agreement to build four dry bulk vessels to be used by the Commodity Trading and Milling segment at a total cost of approximately $83,000,000. A down payment of $8,300,000 was made in July 2012.  These vessels are expected to be completed in 2014 with the majority of the amount due in 2014.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the six months ended June 30, 2012 are as follows:

	Balance		Balance
	December 31,	Period	June 30,
(Thousands of dollars)	2011	Change	2012

Cumulative foreign currency translation adjustment	$(93,669)	$(3,141)	$(96,810)
Unrealized gain (loss) on investments	(311)	1,171	860
Unrealized loss on cash flow hedges	-	(91)	(91)
Unrecognized pension cost	(62,085)	3,320	(58,765)

Accumulated other comprehensive loss	$(156,065)	$1,259	$(154,806)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At June 30, 2012, the Sugar segment had $213,777,000 in net assets denominated in Argentine pesos and $1,208,000 in net assets denominated in U.S. dollars.

With the exception of the foreign currency translation adjustment to which a 35 percent federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39 percent effective tax rate.  In addition, the unrecognized pension cost includes $19,898,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On October 31, 2011, the Board of Directors extended through October 31, 2012 the share repurchase program previously approved on November 6, 2009 and originally set to expire on October 31, 2011.  Under this share repurchase program, Seaboard was originally authorized to repurchase from time to time up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price.  As of June 30, 2012, $44,086,000 remained available for repurchases under this program.  During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchase will be funded by cash on hand.  Shares repurchased will be retired and resume the status of authorized and unissued shares.  All stock repurchased will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board’s stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion. For the six months ended June 30, 2012, Seaboard repurchased 8,125 shares of common stock at a total cost of $15,949,000.  Also, Seaboard currently does not intend to declare or pay any dividends during 2012 as there was a prepayment of the annual 2011 and 2012 dividends in December 2010.

Note 9 - Segment Information

In January 2012, Seaboard made a payment of $3,660,000 to increase its ownership interest from 50% to 70% in PS International, LLC (PSI), an international specialty grain trading business headquartered in North Carolina. As a result, effective January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for this investment. The final amount of this payment will be determined during 2012 upon final verification of certain balance sheet items as of December 31, 2011.  Pro forma results of operations are not presented, as the effects of consolidation are not material to Seaboard’s results of operations.

In the first quarter of 2011, the Commodity Trading and Milling segment recognized $101,080,000 in net sales related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until 2011.

On April 8, 2011, Seaboard closed the sale of its two floating power generating facilities in the Dominican Republic. As a result, Seaboard recognized a gain on sale of assets of $51,423,000 in operating income in the second quarter of 2011. In late March 2011, the purchaser entered into discussions with Seaboard to lease one of the facilities to Seaboard for a short period of time.  On April 20, 2011, Seaboard signed a short-term lease agreement that allowed Seaboard to resume operations of one of the facilities (72 megawatts) and operate it through March 31, 2012.  Seaboard and the purchaser also agreed to defer the sale to the purchaser of the inventory related to the leased facility until the end of the lease term.  In late March 2012, this lease was extended to August 31, 2012.  After August 31, 2012, this lease will automatically extend on a month-to-month basis but is cancellable by either party while the purchaser reconsiders its long-term plans for the facility.  Also, as of June 30, 2012, $1,500,000 of the original sale price for this power generating facility remained in escrow for potential dry dock costs and also serves as the lease security deposit for Seaboard’s obligation under the lease.  Seaboard retained all other physical properties of this business and constructed a new 106 megawatt floating power generating facility for use in the Dominican Republic, which began commercial operations in March 2012.  The total project costs capitalized were $136,000,000.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three and six months ended June 30, 2012 of $302,423,000 and $604,039,000, respectively, compared to total net sales for the three and six months ended July 2, 2011 of $292,814,000 and $571,271,000, respectively. Butterball had operating income for the three and six months ended June 30, 2012 of $17,767,000 and $41,132,000, respectively, compared to operating income for the three and six months ended July 2, 2011 of $9,233,000 and $14,906,000, respectively.  As of June 30, 2012 and December 31, 2011, the Turkey segment had total assets of $908,269,000 and $819,618,000, respectively.

In conjunction with Seaboard’s initial investment in Butterball on December 6, 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $106,451,000 as of June 30, 2012.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity.  During the third quarter of 2011, Seaboard provided a term loan of $13,037,000 to Butterball to pay off capital leases for certain fixed assets which originally were financed with third parties.  The effective interest rate on the term loan is approximately 12%.  Although the term loan expires on January 31, 2018, Seaboard anticipates that Butterball will pay off the term loan prior to such expiration date as Butterball is expected to sell all of the related assets and is required to remit the proceeds from such sale to Seaboard to repay the loan.  As of June 30, 2012, the balance of the term loan recorded in long-term notes receivable from affiliate was $9,645,000.

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

Sales to External Customers:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(Thousands of dollars)	2012	2011	2012	2011

Pork	$400,667	$441,423	$801,328	$865,392
Commodity Trading and Milling	725,076	621,007	1,449,614	1,333,238
Marine	236,062	236,501	469,811	466,221
Sugar	77,633	72,594	151,252	139,597
Power	67,248	24,670	102,784	57,015
All Other	3,907	2,392	6,917	5,303
Segment/Consolidated Totals	$1,510,593	$1,398,587	$2,981,706	$2,866,766

Operating Income (Loss):

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(Thousands of dollars)	2012	2011	2012	2011

Pork	$20,846	$62,494	$73,719	$142,089
Commodity Trading and Milling	11,467	15,230	37,160	38,302
Marine	1,081	(11,054)	1,572	(4,032)
Sugar	20,734	21,586	37,711	44,025
Power	10,654	53,057	16,474	56,606
All Other	163	(329)	169	(631)
Segment Totals	64,945	140,984	166,805	276,359
Corporate Items	(4,222)	(4,019)	(12,726)	(9,118)
Consolidated Totals	$60,723	$136,965	$154,079	$267,241

Income (Loss) from Affiliates:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(Thousands of dollars)	2012	2011	2012	2011

Commodity Trading and Milling	$4,305	$4,579	$5,012	$10,398
Sugar	(61)	$(99)	(62)	218
Turkey	5,572	885	14,435	911
Segment/Consolidated Totals	$9,816	$5,365	$19,385	$11,527

Total Assets:

	June 30,	December 31,
(Thousands of dollars)	2012	2011

Pork	$729,262	$738,574
Commodity Trading and Milling	740,034	755,903
Marine	261,322	261,781
Sugar	252,857	269,564
Power	247,437	165,118
Turkey	331,907	312,164
All Other	6,534	6,257
Segment Totals	2,569,353	2,509,361
Corporate Items	540,814	497,367
Consolidated Totals	$3,110,167	$3,006,728

Investments in and Advances to Affiliates:

	June 30,	December 31,
(Thousands of dollars)	2012	2011

Commodity Trading and Milling	$165,280	$160,402
Sugar	2,980	3,177
Turkey	215,811	201,261
Segment/Consolidated Totals	$384,071	$364,840

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of June 30, 2012 increased $93.4 million to $488.2 million from December 31, 2011.  The increase was primarily the result of $143.3 million in net cash from operating activities and $40.9 million in increased net borrowings. Partially offsetting this increase was cash used for capital expenditures of $68.1 million and repurchase of common stock of $15.9 million.  Cash from operating activities increased $139.8 million for the six months ended June 30, 2012 compared to the same period in 2011, primarily as a result of lower working capital needs in the Commodity Trading and Milling segment for receivables and inventories and also timing of payments for current liabilities.  Partially offsetting this increase was lower net earnings for the six months ended June 30, 2012 compared to the same period in 2011.

Acquisitions, Capital Expenditures and Other Investing Activities

During the six months ended June 30, 2012, Seaboard invested $68.1 million in property, plant and equipment, of which $21.5 million was expended in the Pork segment, $12.0 million in the Commodity Trading and Milling segment, $3.3 million in the Marine segment, $12.4 million in the Sugar segment and $18.1 million in the Power segment.  The Pork segment expenditures were primarily for additional finishing barns and improvements to existing facilities and related equipment. The Commodity Trading and Milling segment expenditures were primarily for the purchase of a dry bulk vessel. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment and port development.  In the Sugar segment, the capital expenditures were primarily for expansion of cane growing operations and normal upgrades to existing operations.  The Power segment expenditures were primarily used for the construction of a 106 megawatt power generating facility for use in the Dominican Republic.  The total cost of the completed project was $136.0 million.  This facility began operations in March 2012.  All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2012, management has budgeted capital expenditures totaling $103.2 million.  The Pork segment plans to spend $39.2 million primarily for improvements to existing facilities and related equipment, a new feed mill and additional finishing barns.  The Commodity Trading and Milling segment has budgeted $15.4 million primarily for a down payment of $8.3 million made in July 2012 on four dry bulk vessels to be built for a total cost of approximately $83.0 million. These vessels are expected to be completed in 2014 with the majority of the amount due in 2014. The remaining amount is for improvements to existing facilities and related equipment. The Marine segment has budgeted $27.6 million primarily for additional cargo carrying and handling equipment.  In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and additional dry bulk vessels for the Commodity Trading and Milling segment during 2012.  The Sugar segment plans to spend $14.1 million primarily on normal upgrades to existing operations. The balance of $6.9 million is planned to be spent in all other businesses.  Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard’s available borrowing capacity.

Effective, January 1, 2012, Seaboard increased its ownership interest in PS International, LLC (PSI), a specialty grain trading business headquartered in Chapel Hill, North Carolina, from 50% to 70% by making a cash payment of $3.7 million in January 2012. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

During 2010, Seaboard agreed to invest in various limited partnerships as a limited partner that are expected to enable Seaboard to obtain certain low income housing tax credits over a period of approximately ten years.  As of June 30, 2012, Seaboard had invested $11.3 million in these partnerships, including $6.5 million in 2012.  The total commitment is approximately $17.5 million with additional investments of $2.4 million anticipated to be made during the remainder of 2012.

Seaboard has a 50% non-controlling interest in a bakery being built in central Africa.  The bakery is not expected to be fully operational until late third quarter or fourth quarter of 2012.  As of June 30, 2012, Seaboard had invested a total of $28.8 million in this project, including $7.3 million invested during the six month period ended June 30, 2012.  Although a final agreement has not yet been reached, management currently anticipates Seaboard’s total investment in and advances to this affiliate business will be approximately $43.0 million with most of the remaining $14.2 million to be advanced during the remainder of 2012.

Financing Activities and Debt

In June 2012, Seaboard’s committed line of credit was reduced from $300.0 million to $200.0 million. As of June 30, 2012, Seaboard had a committed line of credit totaling $200.0 million and uncommitted lines totaling $207.9 million.  As of June 30, 2012, there were no borrowings outstanding under the committed line of credit and borrowings under the uncommitted lines of credit totaled $30.4 million, all related to foreign subsidiaries.  Outstanding standby letters of credit reduced Seaboard’s borrowing capacity under its committed and uncommitted credit lines by $78.9 million and $8.7 million, respectively, primarily representing $30.5 million for supply agreements, $26.4 million for Seaboard’s outstanding Industrial Development Revenue Bonds and $21.8 million related to insurance coverage.

Seaboard has a long-term credit agreement for $114.0 million to finance the construction of the new power generating facility in the Dominican Republic noted above.  During the first six months of 2012, Seaboard borrowed the remaining $32.7 million under this credit facility.  In June 2012, Seaboard made a payment in the amount of $5.7 million for this credit facility, which resulted in a balance of $108.3 million as of June 30, 2012.

Seaboard’s remaining 2012 scheduled long-term debt maturities total $38.2 million.  As of June 30, 2012, Seaboard had cash and short-term investments of $488.2 million, total net working capital of $1,157.1 million and a $200.0 million committed line of credit maturing on July 10, 2013.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2012. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of June 30, 2012, $188.8 million of the $488.2 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

As of June 30, 2012, Seaboard believes its exposure to the current potential European sovereign debt problems is not material. Seaboard monitors these exposures and currently does not believe there is a significant risk to it.

On November 6, 2009, the Board of Directors authorized up to $100.0 million for a share repurchase program, which was extended by the Board of Directors for an additional year through October 31, 2012.  For the six months ended June 30, 2012, Seaboard used cash to repurchase 8,125 shares of common stock at a total price of $15.9 million.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion.  Also, Seaboard currently does not intend to declare or pay any dividends during 2012.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2012 increased by $112.0 million and $114.9 million, respectively, over the same periods in 2011.  The increases primarily reflect increased sales for commodity trading and increased sales volume from the start-up of the new power generating facility in March 2012.  The increases were partially offset by lower domestic sales prices for pork products sold.

Operating income decreased by $76.2 million and $113.2 million for the three and six month periods of 2012, respectively, compared to the same periods in 2011.  The decreases primarily reflect a one-time gain on sale of power generating facilities of $51.4 million recognized in the second quarter of 2011.  The decreases also reflect lower domestic sales prices for pork products sold and, to a lesser extent, higher feed costs for the Pork division.

Pork Segment

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(Dollars in millions)	2012	2011	2012	2011

Net sales	$400.7	$441.4	$801.3	$865.4

Operating income	$20.8	$62.5	$73.7	$142.1

Net sales for the Pork segment decreased $40.7 million and $64.1 million for the three and six month periods of 2012, respectively, compared to the same periods in 2011.  The decreases primarily reflected lower domestic sales prices for pork products and, to a lesser extent, lower export sales volume for pork products sold.

Operating income for the Pork segment decreased $41.7 million and $68.4 million for the three and six month periods of 2012, respectively, compared to the same periods in 2011.  The decrease was primarily a result of lower prices for domestic pork products sold as noted above and, to a lesser extent, higher feed costs.  Management is unable to predict future market prices for pork products or the cost of feed.  However, management anticipates positive operating income for the remainder of 2012, although at a lower level than 2011 as a result of current market conditions.

Commodity Trading and Milling Segment

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$725.1	$621.0	$1,449.6	$1,333.2
Operating income as reported	$11.5	$15.2	$37.2	$38.3
Less mark-to-market adjustments	8.6	2.2	2.4	(9.8)
Operating income excluding mark-to-market adjustments	$20.1	$17.4	$39.6	$28.5
Income from affiliates	$4.3	$4.6	$5.0	$10.4

Net sales for the Commodity Trading and Milling segment increased $104.1 million and $116.4 million for the three and six month periods of 2012, respectively, compared to the same period in 2011.  The increase is primarily the result of the consolidation of PSI discussed above, partially offset by lower sales volumes of soybean meal to third parties.  Also, net sales for the six months of 2011 included $101.1 million recognized related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until the first quarter of 2011.

Operating income for this segment decreased $3.7 million and $1.1 million for the three and six month periods of 2012, respectively, compared to the same periods in 2011.  The decreases for the three and six month periods primarily reflect the $6.4 million and $12.2 million fluctuation of marking to market the derivative contracts, as discussed below, partially offset by higher margins on commodity sales, especially related to corn sold to third parties.  Excluding the effects of these derivative contracts, operating income increased $2.7 million and $11.1 million for the three and six month periods, respectively.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results for the remainder of 2012.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $8.6 million and $2.4 million, respectively, for the three and six month periods of 2012 and operating income would have been higher by $2.2 million and lower by $9.8 million, respectively, for the three and six month periods of 2011. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2012.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates for the three and six month periods of 2012 decreased by $0.3 million and $5.4 million, respectively, from the same periods in 2011. The decrease primarily represents unfavorable market conditions for certain affiliates and a few one-time income items in the first quarter of 2011.  Based on the uncertainty of local political and economic environments in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(Dollars in millions)	2012	2011	2012	2011

Net sales	$236.1	$236.5	$469.8	$466.2

Operating income (loss)	$1.1	$(11.1)	$1.6	$(4.0)

Net sales for the Marine segment decreased $0.4 million and increased $3.6 million for the three and six month periods of 2012, respectively, compared to the same periods in 2011.  The increase for the six month period was primarily the result of increased rates partially offset by lower volumes in certain markets served during 2012 compared to 2011.

Operating income for the Marine segment increased $12.2 million and $5.6 million for the three and six month periods of 2012, respectively, compared to the same periods in 2011.  The increases were primarily the result of cost decreases for trucking and, to a lesser extent for the three month period, fuel and charterhires on a per unit shipped basis.  Partially offsetting the increase for the six month period was higher fuel costs on a per unit shipped basis.  Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2012.  Accordingly, management currently cannot predict if this segment will be profitable for the remainder of 2012.

Sugar Segment

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$77.6	$72.6	$151.3	$139.6
Operating income	$20.7	$21.6	$37.7	$44.0
Income (loss) from affiliates	$(0.1)	$(0.1)	$(0.1)	$0.2

Net sales for the Sugar segment increased $5.0 million and $11.7 million for the three and six month periods of 2012, respectively, compared to the same periods in 2011.  The increases primarily reflect increased alcohol prices and, to a lesser extent, increased sales volumes of alcohol.  Management cannot predict sugar and alcohol prices for the remainder of 2012.

Operating income decreased $0.9 million and $6.3 million for the three and six month periods of 2012, respectively, compared to the same periods in 2011.  The decreases primarily represent lower income from sugar sales as a result of higher costs of sugar purchased from third parties for resale in excess of increased selling prices and, to a lesser extent, higher selling and administrative personnel costs.  Partially offsetting these decreases was higher income from alcohol sales primarily as a result of higher volumes sold noted above.  Management anticipates positive operating income for this segment for the remainder of 2012, although at a lower level than 2011.

Power Segment

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$67.3	$24.7	$102.8	$57.0
Operating income	$10.7	$53.1	$16.5	$56.6

Net sales for the Power segment increased $42.6 million and $45.8 million for the three and six month periods of 2012, respectively, compared to the same periods in 2011.  The increases primarily reflect increased volumes from the start-up of the new power generating facility in March 2012.

Operating income decreased $42.4 million and $40.1 million for the three and six month periods of 2012, respectively, compared to the same periods in 2011.  The decreases were primarily the result of a one-time gain on sale of power generating facilities of $51.4 million recognized in the second quarter of 2011, partially offset by the increased volumes discussed above.

See Note 9 to the Condensed Consolidated Financial Statements for the sale of certain assets of this business on April 8, 2011, subsequent leasing of one power generating facility and the construction of a new replacement power generating facility.  Management anticipates that sales volumes will be higher for the remainder of 2012 as a result of the start-up of the new power generating facility in March 2012.  Management cannot predict future fuel costs or the extent to which rates will fluctuate compared to fuel costs.  However, management anticipates positive operating income for this segment for the remainder of 2012 at a higher level than the second half of 2011 as a result of the start-up of the new power generating facility in March 2012.

Turkey Segment

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(Dollars in millions)	2012	2011	2012	2011
Income from affiliate	$5.6	$0.9	$14.4	$0.9

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, which occurred on December 6, 2010.  The increases in income from affiliate are primarily the result of lower production costs from recent savings initiatives and, for the six months, higher sale prices.  Butterball anticipates positive income for the remainder of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $6.4 million and $12.8 million for the three and six month periods of 2012 compared to the same periods in 2011.  The increases are primarily the result of increased personnel costs in most segments and the consolidation of PSI discussed above.  As a percentage of revenues, SG&A increased to 4.0% and 4.1% for the three and six month periods of 2012, respectively, compared to 3.8% for each of the same periods in 2011.

Foreign Currency Gain (Loss), Net

The foreign currency loss, net for the three month period of 2012 primarily reflects losses from net assets denominated in the South African rand.  The foreign currency gain, net for the three and six month periods of 2011 primarily reflect gains from cash and short-term investment positions denominated in the Euro Zone euro.  The political and economic conditions of these markets, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates which exposes Seaboard to fluctuating foreign currency gains and losses which cannot be predicted by Seaboard.

Income Tax Expense

The effective tax rate for the first six months of 2012, which approximates the expected annual rate, is higher than the tax rate for the first six months of 2011. The higher rate is primarily due to the Power segment income being taxable for 2012 compared to non-taxable in 2011, which included the gain on sale of power generating facilities in the second quarter of 2011.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a—15(e) as of June 30, 2012.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls – Effective, January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for its investment in PS International, LLC (PSI) with Seaboard’s ownership interest increasing from 50% to 70%.  Management is currently in the process of documenting and evaluating internal controls with respect to PSI.  Although management does not consider it material to its results of operations, Seaboard intends to extend its Sarbanes-Oxley Act of 2002 Section 404 compliance program to include PSI with an effective date of January 1, 2013.  Except as set forth above, there has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a–15 that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard’s purchase of its common stock during the quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	1,575	1,912.98	1,575	50,686,370
May 1 to May 31, 2012	1,800	1,970.27	1,800	47,139,876
June 1 to June 30, 2012	1,500	2,035.79	1,500	44,086,186
Total	4,875	1,971.92	4,875	44,086,186

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $100 million market value of Seaboard common stock announced on November 6, 2009, which was scheduled to expire on October 31, 2011 but was extended through October 31, 2012.  All purchases were made through open-market purchases and all the repurchased shares have been retired.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1)

Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard).  Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions.  In more specific terms, forward–looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity, (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, grains, sugar, turkey and other products and services; (iv) the recorded tax effects under certain circumstances; (v) the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices in the Dominican Republic; (viii)  the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetable for Seaboard’s scheduled capital improvements, acquisitions and dispositions; or (xi) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: August 7, 2012

by:	/s/ John A. Virgo
John A. Virgo, Senior Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: August 7, 2012