Form 10-Q
period 2012-09-29
SEABOARD CORP /DE/
filed 2012-11-02
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

There were 1,199,732 shares of common stock, $1.00 par value per share, outstanding on October 26, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended				Nine Months Ended
		September 29,		October 1,		September 29,		October 1,
		2012		2011		2012		2011
Net sales:
Products (includes sales to affiliates of $180,968, $256,703, $544,152 and $608,778)		$1,149,648		$1,213,346		$3,535,461		$3,539,542
Services		253,085		234,758		746,194		718,313
Other		76,683		28,614		179,467		85,629
Total net sales		1,479,416		1,476,718		4,461,122		4,343,484
Cost of sales and operating expenses:
Products		1,061,215		1,114,479		3,238,178		3,167,568
Services		216,232		222,339		663,156		663,831
Gain on sale of power generating facilities		-		(1,500)		-		(52,923)
Other		57,506		24,935		140,165		73,013
Total cost of sales and operating expenses		1,334,953		1,360,253		4,041,499		3,851,489
Gross income		144,463		116,465		419,623		491,995
Selling, general and administrative expenses		59,406		49,476		180,487		157,765
Operating income		85,057		66,989		239,136		334,230
Other income (expense):
Interest expense		(3,888)		(1,067)		(8,826)		(4,089)
Interest income		3,180		2,163		8,343		6,507
Interest income from affiliates		4,759		4,769		15,009		12,616
Income (loss) from affiliates		2,318		(2,677)		21,703		8,850
Other investment income (loss), net		3,830		(6,437)		6,320		(3,811)
Foreign currency gain (loss), net		165		(3,059)		(420)		4,086
Miscellaneous, net		(919)		(9,738)		(3,575)		(11,902)
Total other income (expense), net		9,445		(16,046)		38,554		12,257
Earnings before income taxes		94,502		50,943		277,690		346,487
Income tax expense		(19,869)		(15,854)		(71,365)		(81,341)
Net earnings		$74,633		$35,089		$206,325		$265,146
Less: Net loss (income) attributable to noncontrolling interests		(211)		1,471		403		1,764
Net earnings attributable to Seaboard		$74,422		$36,560		$206,728		$266,910
Earnings per common share	$61.92		$30.07		$171.52		$219.52
Other comprehensive income (loss), net of income tax benefit of $1, $2,340, $2,566 and $2,749:
Foreign currency translation adjustment		(6,023)		(5,082)		(9,164)		(6,673)
Unrealized gain (loss) on investments		1,604		(1,652)		2,775		(849)
Unrealized loss on cash flow hedges		-		-		(91)		-
Unrecognized pension cost		1,135		906		4,455		1,977
Other comprehensive loss, net of tax		$(3,284)		$(5,828)		$(2,025)		$(5,545)
Comprehensive income		71,349		29,261		204,300		259,601
Less: Comprehensive loss (income) attributable to the noncontrolling interest		(220)		1,683		355		1,961
Comprehensive income attributable to Seaboard		$71,129		$30,944		$204,655		$261,562
Average number of shares outstanding		1,201,974		1,215,863		1,205,239		1,215,874

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	September 29,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$54,505	$71,510
Short-term investments	377,207	323,256
Receivables, net of allowance	523,169	477,209
Inventories	806,520	644,930
Deferred income taxes	23,057	23,203
Other current assets	133,301	91,934
Total current assets	1,917,759	1,632,042
Investments in and advances to affiliates	388,003	364,840
Net property, plant and equipment	828,137	796,822
Notes receivable from affiliate	118,510	110,903
Goodwill	43,218	40,628
Intangible assets, net	19,682	19,496
Other assets	43,604	41,997
Total assets	$3,358,913	$3,006,728

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$23,907	$16,219
Current maturities of long-term debt	44,196	40,885
Accounts payable	221,348	151,869
Deferred revenue	92,176	29,147
Deferred revenue from affiliates	12,940	27,806
Other current liabilities	311,689	295,483
Total current liabilities	706,256	561,409
Long-term debt, less current maturities	139,672	116,367
Deferred income taxes	49,485	66,300
Other liabilities	192,256	183,185
Total non-current and deferred liabilities	381,413	365,852

Stockholders’ equity:
Common stock of $1 par value, Authorized 1,250,000 shares; issued and outstanding 1,201,422 and 1,210,597 shares	1,201	1,211
Accumulated other comprehensive loss	(158,090)	(156,065)
Retained earnings	2,422,322	2,233,778
Total Seaboard stockholders’ equity	2,265,433	2,078,924
Noncontrolling interests	5,811	543
Total equity	2,271,244	2,079,467
Total liabilities and stockholders’ equity	$3,358,913	$3,006,728

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Cash flows from operating activities:
Net earnings	$206,325	$265,146
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	67,518	60,111
Gain on sale of power generating facilities	-	(52,923)
Gain from sale of fixed assets	(6,343)	(485)
Fixed asset impairment charge	-	5,600
Deferred income taxes	(14,105)	(17,558)
Pay-in-kind interest and accretion on note receivable from affiliate	(8,747)	(7,802)
Income from affiliates	(21,703)	(8,850)
Other investment loss (income), net	(6,320)	3,811
Other	2,936	1,849
Changes in assets and liabilities, net of business acquired:
Receivables, net of allowance	(66,783)	(82,946)
Inventories	(119,871)	(130,019)
Other current assets	(33,759)	60,650
Current liabilities, exclusive of debt	116,341	(83,914)
Other, net	17,471	19,065
Net cash from operating activities	132,960	31,735
Cash flows from investing activities:
Purchase of short-term investments	(602,811)	(126,123)
Proceeds from the sale of short-term investments	529,144	139,941
Proceeds from the maturity of short-term investments	27,077	15,033
Investments in and advances to affiliates, net	(9,321)	(15,232)
Capital expenditures	(112,218)	(150,263)
Proceeds from the sale of fixed assets	10,599	2,303
Proceeds from the sale of power generating facilities	-	59,603
Notes receivable issued to affiliate	-	(33,037)
Principal payments received on long-term notes receivable from affiliate	1,139	212
Purchase of long-term investments	(6,629)	(3,516)
Acquisition of business, net of cash acquired	(2,825)	-
Other, net	742	692
Net cash from investing activities	(165,103)	(110,387)
Cash flows from financing activities:
Notes payable to banks, net	7,688	25,271
Proceeds from the issuance of long-term debt	32,682	63,378
Principal payments of long-term debt	(6,050)	(1,369)
Repurchase of common stock	(18,193)	(1,158)
Other, net	382	261
Net cash from financing activities	16,509	86,383
Effect of exchange rate change on cash	(1,371)	2,082
Net change in cash and cash equivalents	(17,005)	9,813
Cash and cash equivalents at beginning of year	71,510	41,124
Cash and cash equivalents at end of period	$54,505	$50,937

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

As discussed in Note 9, Seaboard had a note receivable from an affiliate which accrues pay-in-kind interest income. Seaboard recognized $2,989,000 and $8,747,000, respectively, of non-cash, pay-in-kind interest income and accretion of discount for the three and nine months ended September 29, 2012 and $2,660,000 and $7,802,000, respectively, for the three and nine months ended October 1, 2011, respectively, related to this note receivable.

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

Note 2– Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income (loss), net.  At September 29, 2012 and December 31, 2011, amortized cost and estimated fair value were not materially different for these investments.

At September 29, 2012, money market funds included $12,677,000 denominated in Euros, $4,917,000 denominated in British pounds and $3,483,000 denominated in Canadian dollars.  As of September 29, 2012, the trading securities primarily consisted of high yield debt securities.  Unrealized (losses) gains related to trading securities for the three and nine months ended September 29, 2012 were $687,000 and $1,309,000, respectively, and $(1,800,000) and $(1,701,000) for the three and nine months ended October 1, 2011, respectively.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at September 29, 2012 and December 31, 2011.

	2012		2011
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value

Corporate bonds	$132,854	$135,567	$88,589	$89,146
Money market funds	84,178	84,178	139,420	139,420
Collateralized mortgage obligations	24,617	24,816	14,915	15,011
Asset backed debt securities	22,071	22,131	3,533	3,533
U.S. Government agency securities	20,881	21,094	9,720	9,757
U.S. Treasury securities	20,981	21,036	4,848	4,905
Fixed rate municipal notes and bonds	20,595	20,631	17,718	17,788
Emerging markets debt mutual fund	17,693	18,109	17,693	16,399
Other	680	683	1,480	1,484
Total available-for-sale short-term investments	344,550	348,245	297,916	297,443
High yield trading debt securities	21,165	22,620	20,155	20,750
Emerging markets trading debt mutual fund	3,005	3,087	2,620	2,487
Emerging markets trading debt securities	2,308	2,483	2,444	2,355
Other trading debt securities	683	772	218	221
Total available-for-sale and trading short-term investments	$371,711	$377,207	$323,353	$323,256

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of September 29, 2012.

(Thousands of dollars)	2012

Due within one year	$42,673
Due after one year through three years	94,094
Due after three years	60,871
Total fixed rate securities	$197,638

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at September 29, 2012 and December 31, 2011:

	September 29,	December 31,
(Thousands of dollars)	2012	2011
At lower of LIFO cost or market:
Live hogs and materials	$244,394	$228,624
Fresh pork and materials	29,837	29,426
	274,231	258,050
LIFO adjustment	(83,495)	(57,783)
Total inventories at lower of LIFO cost or market	190,736	200,267
At lower of FIFO cost or market:
Grains and oilseeds	411,396	251,839
Sugar produced and in process	54,037	78,730
Other	75,468	63,449
Total inventories at lower of FIFO cost or market	540,901	394,018
Grain, flour and feed at lower of weighted average cost or market	74,883	50,645
Total inventories	$806,520	$644,930

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments.  Seaboard’s 2010 U.S. income tax return is currently under IRS examination.  There have not been any material changes in unrecognized income tax benefits since December 31, 2011.  Interest related to unrecognized tax benefits and penalties was not material for the nine months ended September 29, 2012.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of September 29, 2012 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first nine months of 2012.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	September 29,
(Thousands of dollars)	2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Corporate bonds	$135,567	$-	$135,567	$-
Money market funds	84,178	84,178	-	-
Collateralized mortgage obligations	24,816	-	24,816	-
Asset backed debt securities	22,131	-	22,131	-
U.S. Government agency securities	21,094	-	21,094	-
U.S. Treasury securities	21,036	-	21,036	-
Fixed rate municipal notes and bonds	20,631	-	20,631	-
Emerging markets debt mutual fund	18,109	18,109	-	-
Other	683	-	683	-
Trading securities - short-term investments:
High yield debt securities	22,620	-	22,620	-
Emerging markets trading debt mutual fund	3,087	3,087	-	-
Emerging markets trading debt securities	2,483	-	2,483	-
Other debt securities	772	-	772	-
Trading securities - other current assets:
Domestic equity securities	17,783	17,783	-	-
Foreign equity securities	6,453	3,902	2,551	-
Fixed income mutual funds	5,453	5,453	-	-
Money market funds	3,613	3,613	-	-
U.S. Government agency securities	2,301	-	2,301	-
U.S. Treasury securities	1,061	-	1,061	-
Corporate bonds	61	-	61	-
Other	232	186	46	-
Derivatives:
Commodities(1)	11,735	11,735	-	-
Foreign currencies	526	-	526	-
Total Assets	$426,425	$148,046	$278,379	$-
Liabilities:
Derivatives:
Commodities(1)	$14,536	$14,536	$-	$-
Interest rate swaps	10,340	-	10,340	-
Foreign currencies	1,414	-	1,414	-
Total Liabilities	$26,290	$14,536	$11,754	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of September 29, 2012, the commodity derivatives had a margin account balance of $16,432,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $13,631,000.

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

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. If Seaboard’s debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy. The amortized cost and estimated fair values of investments and long-term debt at September 29, 2012 and December 31, 2011 are presented below.

	2012		2011
(Thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, available-for-sale	$ 344,550	$ 348,245	$ 297,916	$ 297,443
Short-term investments, trading debt securities	27,161	28,962	25,437	25,813
Long-term debt	183,868	187,930	157,252	161,636

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Since these derivatives and interest rate exchange agreements discussed below are not accounted for as hedges, fluctuations in the related commodity prices, currency exchange rates and interest rates could have a material impact on earnings in any given period.  Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2011.

Commodity Instruments

Seaboard uses various grain, meal, hog, and energy resource related futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At September 29, 2012, Seaboard had open net derivative contracts to purchase 17,652,000 pounds of sugar, 9,929,000 bushels of grain and 220,000 pounds of whey powder and open net derivative contracts to sell 13,400,000 pounds of hogs, 2,310,000 gallons of heating oil and 82,000 tons of soybean meal.  At December 31, 2011, Seaboard had open net derivative contracts to purchase 23,300 tons of soybean meal, 2,580,000 pounds of soybean oil and 2,280,000 pounds of hogs and open net derivative contracts to sell 10,599,000 bushels of grain and 1,176,000 gallons of heating oil.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.

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

At September 29, 2012 and December 31, 2011, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $218,127,000 and $158,266,000, respectively, primarily related to the South African Rand.

Interest Rate Exchange Agreements

In May 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on three notional amounts of $25,000,000 each.  In August 2010, Seaboard entered into another ten-year interest rate exchange agreement with a notional amount of $25,000,000 that has terms similar to those for the other three interest rate exchange agreements referred to above.  In September 2012, Seaboard terminated one interest rate exchange agreement with a notional value of $25,000,000. Seaboard made a payment in the amount of $3,861,000 to unwind this agreement. While Seaboard has certain variable rate debt, these interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in Miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At September 29, 2012, Seaboard had three interest rate exchange agreements outstanding with a total notional value of $75,000,000 compared to four interest rate exchange agreements outstanding with a total notional value of $100,000,000 at December 31, 2011.

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  As of September 29, 2012, Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $526,000 with four counterparties.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2012 and October 1, 2011.

(Thousands of dollars)
		Three Months Ended		Nine Months Ended
		September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
		Amount of	Amount of	Amount of	Amount of
	Location of	Gain or	Gain or	Gain or	Gain or
	Gain or (Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	Recognized	Recognized	Recognized	Recognized	Recognized
	in Income	in Income	in Income	in Income	in Income
Commodities	Cost of sales	$ 1,660	$ (10,162)	$ (6,454)	$ 10,493
Foreign currencies	Cost of sales	4,302	14,574	4,003	25,317
Foreign currencies	Foreign currency	(327)	1,027	(3,939)	790
Interest rate	Miscellaneous, net	(1,372)	(10,394)	(5,124)	(12,996)

The following table provides the fair value of each type of derivative held as of September 29, 2012 and December 31, 2011 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	September 29,	December 31,	Sheet	September 29,	December 31,
	Location	2012	2011	Location	2012	2011
Commodities	Other current assets	$11,735(1)	$ 5,144	Other current assets	$ 14,536(1)	$ 5,529
Foreign currencies	Other current assets	526	2,247	Other current liabilities	1,414	3,380
Interest rate	Other current assets	-	-	Other current liabilities	10,340	11,268

(1)   Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of September 29, 2012 and December 31, 2011, the commodity derivatives had a margin account balance of $16,432,000 and $8,619,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $13,631,000 and $8,234,000, respectively.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(Thousands of dollars)	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$ 2,221	$ 1,840	$ 6,657	$ 5,572
Interest cost	2,220	2,243	6,655	6,786
Expected return on plan assets	(1,608)	(1,616)	(4,817)	(4,935)
Amortization and other	1,550	1,012	4,647	3,055
Settlement	-	-	1,796	-
Net periodic benefit cost	$ 4,383	$ 3,479	$14,938	$10,478

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

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of September 29, 2012, Seaboard had guarantees outstanding to three third parties with a total maximum exposure of $1,060,000.  Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of September 29, 2012, Seaboard had outstanding letters of credit (“LCs”) with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $70,862,000 and $3,395,000, respectively. These LCs included $30,469,000 of LCs for supply agreements, $18,397,000 of LCs, which support the Industrial Development Revenue Bonds included as long-term debt and $21,778,000 of LCs related to insurance coverages.

Commitments

In June 2012, Seaboard entered into an agreement to build four dry bulk vessels to be used by the Commodity Trading and Milling segment at a total cost of approximately $83,000,000. A down payment of $8,300,000 was made in July 2012. These vessels are expected to be completed in 2014 with the majority of the amount due in 2014.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the nine months ended September 29, 2012 are as follows:

	Balance		Balance
	December 31,	Period	September 29,
(Thousands of dollars)	2011	Change	2012
Cumulative foreign currency translation adjustment	$(93,669)	$(9,164)	$(102,833)
Unrealized gain (loss) on investments	(311)	2,775	2,464
Unrealized loss on cash flow hedges	-	(91)	(91)
Unrecognized pension cost	(62,085)	4,455	(57,630)
Accumulated other comprehensive loss	$(156,065)	$(2,025)	$(158,090)

During the second quarter of 2012, a pension settlement loss of $1,796,000 was recorded in the Pork division’s results of operations.  This resulted in $1,796,000 reclassified out of accumulated other comprehensive loss to earnings.  See Note 6 to the Condensed Consolidated Financial Statements for further discussion.

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At September 29, 2012, the Sugar segment had $211,510,000 in net assets denominated in Argentine pesos and $5,293,000 in net assets denominated in U.S. dollars.

With the exception of the foreign currency translation adjustment to which a 35 percent federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39 percent effective tax rate.  In addition, the unrecognized pension cost includes $19,496,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On October 19, 2012, the Board of Directors extended through October 31, 2015 the share repurchase program initially approved on November 6, 2009. Under this share repurchase program, Seaboard was originally authorized to repurchase from time to time up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price.  As of September 29, 2012, $41,842,000 remained available for repurchases under this program.  During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. The stock repurchase will be funded by cash on hand.  Shares repurchased will be retired and resume the status of authorized and unissued shares.  All stock repurchased will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board’s stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion. For the nine months ended September 29, 2012, Seaboard repurchased 9,175 shares of common stock at a total cost of $18,193,000.

There was a prepayment of the annual 2011 and 2012 dividends in December 2010.  Seaboard is currently evaluating whether to declare and prepay a dividend in December 2012 for 2013 or more future years. No assurance can be given as to whether or when any dividend would be declared and paid, or as to the amount of any dividend.

Note 9 - Segment Information

During the second quarter of 2009, Seaboard started operations at its ham boning and processing plant in Mexico. Despite being in operation for over two years, overall results had been below expectations with inconsistencies in margins and volumes. In the third quarter of 2011, Seaboard performed an impairment evaluation of this plant and determined there was an impairment loss based on management’s current cash flow assumptions and probabilities of outcomes. This analysis resulted in a $5,600,000 impairment charge recorded in cost of sales on the Condensed Consolidated Statements of Comprehensive Income during the third quarter of 2011 to write down the recorded value of these assets to the estimated fair value.  As this plant is not wholly-owned by Seaboard, this impairment charge is partially offset by a reduction (loss attributable) to noncontrolling interest of $1,830,000.  Accordingly, the total impact on net earnings attributable to Seaboard, net of taxes, was $2,300,000.  The remaining net book value of these assets as of September 29, 2012 was $3,686,000.

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

On April 8, 2011, Seaboard closed the sale of its two floating power generating facilities in the Dominican Republic. As a result, Seaboard recognized a gain on sale of assets of $51,423,000 in operating income in the second quarter of 2011. Seaboard received an additional $1,500,000 of escrow in the third quarter of 2011 for unused dry dock costs.  The $1,500,000 was recognized as additional gain on sale of assets in operating income in the third quarter of 2011. In late March 2011, the purchaser entered into discussions with Seaboard to lease one of the facilities to Seaboard for a short period of time.  On April 20, 2011, Seaboard signed a short-term lease agreement that allowed Seaboard to resume operations of one of the facilities (72 megawatts) and operate it through March 31, 2012.  Seaboard and the purchaser also agreed to defer the sale to the purchaser of the inventory related to the leased facility until the end of the lease term. In late March 2012, this lease was extended to August 31, 2012.  After August 31, 2012, this lease automatically extended on a month-to-month basis but is cancellable by either party while the purchaser reconsiders its long-term plans for the facility.  Also, as of September 29, 2012, $1,500,000 of the original sale price for this power generating facility remained in escrow for potential dry dock costs and also serves as the lease security deposit for Seaboard’s obligation under the lease.  Seaboard retained all other physical properties of this business and constructed a new 106 megawatt floating power generating facility for use in the Dominican Republic, which began commercial operations in March 2012.  The total project costs capitalized were $136,000,000.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three and nine months ended September 29, 2012 of $369,949,000 and $973,988,000, respectively, compared to total net sales for the three and nine months ended October 1, 2011 of $371,505,000 and $942,776,000, respectively. Butterball had operating income for the three and nine months ended September 29, 2012 of $7,554,000 and $48,686,000, respectively, compared to operating income for the three and nine months ended October 1, 2011 of $1,249,000 and $16,155,000, respectively.  As of September 29, 2012 and December 31, 2011, the Turkey segment had total assets of $933,738,000 and $819,618,000, respectively. During the third quarter of 2011, management of Butterball announced the closing of its Longmont, Colorado facilities by December 31, 2011, resulting in an impairment of fixed assets charge and an accrued severance charge.  Seaboard’s proportionate share of these charges was $2,622,000 recognized in income from affiliates for the three and nine month periods ended October 1, 2011.

In conjunction with Seaboard’s initial investment in Butterball on December 6, 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $109,440,000 as of September 29, 2012.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity.  During the third quarter of 2011, Seaboard provided a term loan of $13,037,000 to Butterball to pay off capital leases for certain fixed assets which originally were financed with third parties.  The effective interest rate on the term loan is approximately 12%.  Although the term loan expires on January 31, 2018, Seaboard anticipates that Butterball will pay off the term loan prior to such expiration date as Butterball is expected to sell all of the related assets and is required to remit the proceeds from such sale to Seaboard to repay the loan.  As of September 29, 2012, the balance of the term loan recorded in long-term notes receivable from affiliate was $9,071,000.

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

Sales to External Customers:
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(Thousands of dollars)	2012	2011	2012	2011

Pork	$413,077	$446,138	$1,214,405	$1,311,530
Commodity Trading and Milling	675,649	717,188	2,125,263	2,050,426
Marine	242,330	225,594	712,141	691,815
Sugar	69,025	55,611	220,277	195,208
Power	75,778	28,614	178,562	85,629
All Other	3,557	3,573	10,474	8,876
Segment/Consolidated Totals	$1,479,416	$1,476,718	$4,461,122	$4,343,484

Operating Income (Loss):
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(Thousands of dollars)	2012	2011	2012	2011

Pork	$29,863	$53,755	$103,582	$195,844
Commodity Trading and Milling	16,662	7,054	53,822	45,356
Marine	13,006	(8,150)	14,578	(12,182)
Sugar	13,615	10,566	51,326	54,591
Power	18,649	3,718	35,123	60,324
All Other	93	(272)	262	(903)
Segment Totals	91,888	66,671	258,693	343,030
Corporate Items	(6,831)	318	(19,557)	(8,800)
Consolidated Totals	$85,057	$66,989	$239,136	$334,230

Income (Loss) from Affiliates:
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(Thousands of dollars)	2012	2011	2012	2011

Commodity Trading and Milling	$2,143	$1,384	$7,155	$11,782
Sugar	(122)	93	(184)	311
Turkey	297	(4,154)	14,732	(3,243)
Segment/Consolidated Totals	$2,318	$(2,677)	$21,703	$8,850

Total Assets:
	September 29,	December 31,
(Thousands of dollars)	2012	2011

Pork	$735,525	$738,574
Commodity Trading and Milling	1,003,661	755,903
Marine	279,449	261,781
Sugar	255,481	269,564
Power	252,621	165,118
Turkey	334,663	312,164
All Other	5,366	6,257
Segment Totals	2,866,766	2,509,361
Corporate Items	492,147	497,367
Consolidated Totals	$3,358,913	$3,006,728

Investments in and Advances to Affiliates:
	September 29,	December 31,
(Thousands of dollars)	2012	2011

Commodity Trading and Milling	$169,098	$160,402
Sugar	2,752	3,177
Turkey	216,153	201,261
Segment/Consolidated Totals	$388,003	$364,840

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of September 29, 2012 increased $36.9 million to $431.7 million from December 31, 2011.  The increase was primarily the result of $133.0 million in net cash from operating activities and $34.3 million in increased net borrowings. Partially offsetting this increase was cash used for capital expenditures of $112.2 million and repurchase of common stock of $18.2 million.  Cash from operating activities increased $101.2 million for the nine months ended September 29, 2012 compared to the same period in 2011, primarily as a result of timing of payments related to certain current liabilities in the Commodity Trading and Milling segment as total current liabilities increased in 2012 while they decreased in 2011.  Partially offsetting this increase was lower net earnings for the nine months ended September 29, 2012 compared to the same period in 2011.

Acquisitions, Capital Expenditures and Other Investing Activities

During the nine months ended September 29, 2012, Seaboard invested $112.2 million in property, plant and equipment, of which $37.9 million was expended in the Pork segment, $22.5 million in the Commodity Trading and Milling segment, $9.4 million in the Marine segment, $17.3 million in the Sugar segment and $24.1 million in the Power segment.  The Pork segment expenditures were primarily for additional finishing barns, a new feed mill and improvements to existing facilities and related equipment. The Commodity Trading and Milling segment expenditures were primarily for the purchase of a dry bulk vessel and for a down payment of $8.3 million made in July 2012 on four dry bulk vessels to be built for a total cost of approximately $83.0 million. These vessels are expected to be completed in 2014 with the majority of the amount due in 2014. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment and port development.  In the Sugar segment, the capital expenditures were primarily for expansion of cane growing operations and normal upgrades to existing operations.  The Power segment expenditures were primarily used for the construction of a 106 megawatt power generating facility for use in the Dominican Republic.  The total cost of the completed project was $136.0 million.  This facility began operations in March 2012.  All other capital expenditures are of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2012, management has budgeted capital expenditures totaling $57.2 million.  The Pork segment plans to spend $16.3 million primarily for improvements to existing facilities and related equipment and a new feed mill.  The Commodity Trading and Milling segment has budgeted $2.1 million primarily for improvements to existing facilities and related equipment. The Marine segment has budgeted $31.4 million primarily for additional cargo carrying and handling equipment and the purchase of a containerized cargo vessel completed in October 2012.  In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and additional dry bulk vessels for the Commodity Trading and Milling segment during 2012.  The Sugar segment plans to spend $6.6 million primarily on normal upgrades to existing operations. The balance of $0.8 million is planned to be spent in all other businesses.  Management anticipates paying for these capital expenditures from available cash, the use of available short-term investments or Seaboard’s available borrowing capacity.

Effective, January 1, 2012, Seaboard increased its ownership interest in PS International, LLC (PSI), a specialty grain trading business headquartered in Chapel Hill, North Carolina, from 50% to 70% by making a cash payment of $3.7 million in January 2012. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

During 2010, Seaboard agreed to invest in various limited partnerships as a limited partner that are expected to enable Seaboard to obtain certain low income housing tax credits over a period of approximately ten years.  As of September 29, 2012, Seaboard had invested $11.4 million in these partnerships, including $6.6 million in 2012.  The total commitment is approximately $17.5 million with additional investments of $2.3 million anticipated to be made during the remainder of 2012.

Seaboard has a 50% non-controlling interest in a bakery being built in central Africa.  The bakery is expected to be fully operational during the fourth quarter of 2012.  As of September 29, 2012, Seaboard had invested a total of $31.4 million in this project, including $9.9 million invested during the nine month period ended September 29, 2012.  Although a final agreement has not yet been reached, management currently anticipates Seaboard’s total investment in and advances to this affiliate business will be approximately $46.0 million with most of the remaining $14.6 million to be advanced during the remainder of 2012.

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

Financing Activities and Debt

In June 2012, Seaboard’s committed line of credit was reduced from $300.0 million to $200.0 million. As of September 29, 2012, Seaboard had a committed line of credit totaling $200.0 million and uncommitted lines totaling $195.4 million.  As of September 29, 2012, there were no borrowings outstanding under the committed line of credit and borrowings under the uncommitted lines of credit totaled $23.9 million, all related to foreign subsidiaries.  Outstanding standby letters of credit reduced Seaboard’s borrowing capacity under its committed and uncommitted credit lines by $70.9 million and $3.4 million, respectively, primarily representing $30.5 million for supply agreements, $18.4 million for Seaboard’s outstanding Industrial Development Revenue Bonds and $21.8 million related to insurance coverage.

Seaboard has a long-term credit agreement for $114.0 million to finance the construction of the new power generating facility in the Dominican Republic noted above.  During the first nine months of 2012, Seaboard borrowed the remaining $32.7 million under this credit facility.  In June 2012, Seaboard made a payment in the amount of $5.7 million for this credit facility, which resulted in a balance of $108.3 million as of September 29, 2012.

Seaboard’s remaining 2012 scheduled long-term debt maturities total $38.1 million.  As of September 29, 2012, Seaboard had cash and short-term investments of $431.7 million, total net working capital of $1,211.5 million and a $200.0 million committed line of credit maturing on July 10, 2013.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2012. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of September 29, 2012, $127.3 million of the $431.7 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

As of September 29, 2012, Seaboard believes its exposure to the current potential European sovereign debt problems is not material. Seaboard monitors these exposures and currently does not believe there is a significant risk to it.

On November 6, 2009, the Board of Directors authorized up to $100.0 million for a share repurchase program, which was extended by the Board of Directors through October 31, 2015.  For the nine months ended September 29, 2012, Seaboard used cash to repurchase 9,175 shares of common stock at a total price of $18.2 million.  Also, Seaboard is currently evaluating whether to declare and prepay a dividend in December 2012 for 2013 or more future years. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of these two items.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2012 increased by $2.7 million and $117.6 million, respectively, over the same periods in 2011.  The increases primarily reflect increased sales volume from the start-up of the new power generating facility in March 2012 partially offset by lower domestic sales prices for pork products sold.  In addition, the increase for the nine month period was also from higher sales for commodity trading.

Operating income increased by $18.1 million and decreased $95.1 million for the three and nine month periods of 2012, respectively, compared to the same periods in 2011.  The increase for the three month period was primarily from cost decreases on a per unit shipped basis for the Marine segment and increased volumes for the Power segment as discussed below.  The decrease for the nine month period primarily reflects a one-time gain on sale of power generating facilities of $52.9 million recognized in 2011.  Both periods also reflect lower domestic sales prices for pork products sold and, to a lesser extent, higher feed costs for the nine month period for the Pork segment.

Pork Segment
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$413.1	$446.1	$1,214.4	$1,311.5
Operating income	$29.9	$53.8	$103.6	$195.8

Net sales for the Pork segment decreased $33.0 million and $97.1 million for the three and nine month periods of 2012, respectively, compared to the same periods in 2011.  The decreases primarily reflected lower domestic sales prices for pork products and, to a lesser extent, lower export sales volume for pork products sold.

Operating income for the Pork segment decreased $23.9 million and $92.2 million for the three and nine month periods of 2012, respectively, compared to the same periods in 2011.  The decreases were primarily a result of lower prices for domestic pork products sold as noted above and, to a lesser extent for the nine month period, higher feed costs.  Partially offsetting the decreases was a $5.6 million impairment charge incurred during the third quarter of 2011 related to the ham boning plant in Mexico, which resulted in a decrease in operating income for 2011.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the impairment charge. Management is unable to predict future market prices for pork products or the cost of feed.  Accordingly, as a result of current market conditions, management cannot predict if this segment will be profitable for the remainder of 2012.

Commodity Trading and Milling Segment
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$675.6	$717.2	$2,125.3	$2,050.4
Operating income as reported	$16.7	$7.1	$53.8	$45.4
Less mark-to-market adjustments	1.1	(12.5)	3.5	(22.3)
Operating income (loss) excluding mark-to-market adjustments	$17.8	$(5.4)	$57.3	$23.1

Income from affiliates	$2.1	$1.4	$7.2	$11.8

Net sales for the Commodity Trading and Milling segment decreased $41.6 million and increased $74.9 million for the three and nine month periods of 2012, respectively, compared to the same period in 2011.  The decrease for the three month period is primarily the result of lower sales volumes to non-consolidated affiliates partially offset by higher prices for commodities sold to third parties.  The increase for the nine month period is primarily the result of higher prices for commodities sold to third parties and the consolidation of PSI discussed above, partially offset by lower sales volumes to non-consolidated affiliates.  Also, net sales for the nine months of 2011 included $101.1 million recognized related to previously deferred costs and deferred revenues under contracts for which the final sale prices were not fixed and determinable until the first quarter of 2011.

Operating income for this segment increased $9.6 million and $8.4 million for the three and nine month periods of 2012, respectively, compared to the same periods in 2011.  The increases primarily reflect higher margins on commodity sales to third parties and the result of net write-downs of $10.7 million and $14.0 million in the three and nine month periods of 2011, respectively, for certain grain inventories for customer contract performance issues.  Partially offsetting the increases were the $13.6 million and $25.8 million fluctuation of marking to market the derivative contracts, as discussed below.  Excluding the effects of these derivative contracts, operating income increased $23.2 million and $34.2 million for the three and nine month periods, respectively.

Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results for this segment for the remainder of 2012.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $1.1 million and $3.5 million, respectively, for the three and nine month periods of 2012 and operating income would have been lower by $12.5 million and $22.3 million, respectively, for the three and nine month periods of 2011. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2012.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates for the three and nine month periods of 2012 increased by $0.7 million and decreased $4.6 million, respectively, from the same periods in 2011. The decrease for the nine month period primarily represents a few one-time income items in the first quarter of 2011.  Based on the uncertainty of local political and economic environments in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$242.3	$225.6	$712.1	$691.8
Operating income (loss)	$13.0	$(8.2)	$14.6	$(12.2)

Net sales for the Marine segment increased $16.7 million and increased $20.3 million for the three and nine month periods of 2012, respectively, compared to the same periods in 2011.  The increase for the three month period was primarily the result of higher volumes and, to a lesser extent, higher rates in certain markets served during 2012 compared to 2011.  The increase for the nine month period was primarily the result of increased rates and higher volumes in certain markets served during 2012 compared to 2011.

Operating income for the Marine segment increased $21.2 million and $26.8 million for the three and nine month periods of 2012, respectively, compared to the same periods in 2011.  The increases were primarily the result of cost decreases on a per unit shipped basis particularly for charterhires and fuel for the three month period, and charterhires and trucking for the nine month period.  Also, but to a lesser extent, the increases were the result of higher rates as noted above.  Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2012.  However, management anticipates positive operating income for this segment for the remainder of 2012.

Sugar Segment
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$69.0	$55.6	$220.3	$195.2
Operating income	$13.6	$10.6	$51.3	$54.6
Income (loss) from affiliates	$(0.1)	$0.1	$(0.2)	$0.3

Net sales for the Sugar segment increased $13.4 million and $25.1 million for the three and nine month periods of 2012, respectively, compared to the same periods in 2011.  The increase for the three month period primarily reflects increased volume of sugar produced and sold.  The increase for the nine month period primarily reflects increased volumes of sugar produced and sold, and increased alcohol prices and, to a lesser extent, increased sales volumes of alcohol.  Management cannot predict sugar and alcohol prices for the remainder of 2012.

Operating income increased $3.0 million and decreased $3.3 million for the three and nine month periods of 2012, respectively, compared to the same periods in 2011.  The increase for the three month period primarily represents higher income from alcohol sales as a result of increased prices.  The decrease for the nine month period  primarily represents lower income from sugar sales as a result of higher costs of sugar purchased from third parties for resale in excess of increased selling prices and, to a lesser extent, higher selling and administrative personnel costs.  Partially offsetting this decrease was higher income from alcohol sales primarily as a result of higher volumes sold as noted above.  Management anticipates positive operating income for this segment for the remainder of 2012, although at a lower level than 2011.

Power Segment
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$75.8	$28.6	$178.6	$85.6
Operating income	$18.6	$3.7	$35.1	$60.3

Net sales for the Power segment increased $47.2 million and $93.0 million for the three and nine month periods of 2012, respectively, compared to the same periods in 2011.  The increases primarily reflect increased volumes from the start-up of the new power generating facility in March 2012.

Operating income increased $14.9 million and decreased $25.2 million for the three and nine month periods of 2012, respectively, compared to the same periods in 2011.  The increase for the three month period primarily reflects the increased volumes discussed above.  The decrease for the nine month period primarily reflects the one-time gain on sale of power generating facilities of $52.9 million recognized in operating income during 2011 as referenced below, partially offset by the increased volumes discussed above.

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

Turkey Segment
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(Dollars in millions)	2012	2011	2012	2011
Income (loss) from affiliate	$0.3	$(4.2)	$14.7	$(3.2)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball.  The increase for the three month period primarily reflects an impairment of fixed assets charge and an accrued severance charge of $2.6 million (Seaboard’s proportionate share) in the third quarter of 2011 related to the announced closing of the Longmont, Colorado facilities.  The increase for the nine month period was primarily the result of lower production costs from recent savings initiatives and higher sale prices.  In addition, mark-to-market losses from interest rate swaps and commodity derivative contracts decreased by $1.9 million and $3.7 million (Seaboard’s proportionate shares) for the three and nine month periods in 2012 compared to 2011.  Butterball anticipates positive income for the remainder of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $9.9 million and $22.7 million for the three and nine month periods of 2012 compared to the same periods in 2011.  The increases are primarily the result of increased personnel costs in most segments, higher costs related to Seaboard’s deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in Other Investment Income (Loss), Net discussed below) and the consolidation of PSI discussed above.  As a percentage of revenues, SG&A increased to 4.0% for the three and nine month periods of 2012, respectively, compared to 3.4% and 3.6% for each of the same periods in 2011.

Interest Expense

Interest expense increased $2.8 million and $4.7 million for the three and nine month periods of 2012 compared to the same periods in 2011.  The increases primarily reflect lower capitalized interest during 2012 compared to the same periods in 2011 related to the construction of the cogeneration plant completed in the fourth quarter of 2011 and the new power generating facility completed in March 2012.

Other Investment Income (Loss), Net

Other investment income (loss), net increased $10.3 million and $10.1 million for the three and nine month periods of 2012 compared to the same periods in 2011.  The increases primarily reflect gains of $1.8 million and $3.6 million for the three and nine month periods of 2012 compared to losses of $5.2 million and $3.9 million for 2011 from the mark-to-market value of Seaboard’s investments related to the deferred compensation programs.

Foreign Currency Gain (Loss), Net

The foreign currency gain (loss), net for the three and nine month periods of 2012 primarily reflect foreign currency fluctuations from net assets denominated in the South African rand.  The foreign currency gain (loss), net for the three and nine month periods of 2011 primarily reflect foreign currency fluctuations from Euro cash and Euro short-term investment positions.  The political and economic conditions of these markets, along with fluctuations in the value of foreign currencies in relation to the U.S. dollar, cause volatility in currency exchange rates which exposes Seaboard to fluctuating foreign currency gains and losses which cannot be predicted by Seaboard.

Miscellaneous, Net

The fluctuations in miscellaneous, net for the three and nine months of 2012 compared to the same periods in 2011 primarily reflects decreased losses from interest rate exchange agreements.

Income Tax Expense

The effective tax rate for the first nine months of 2012, which approximates the expected annual rate, is higher than the tax rate for the first nine months of 2011. The higher rate is primarily due to the Power segment income being taxable for 2012 compared to non-taxable in 2011, which included the gain on sale of power generating facilities in the second quarter of 2011.  The different tax rate for the three month periods of 2012 and 2011 compared to the nine month periods of 2012 and 2011 resulted from changing the projected domestic income relative to the projected total income in each third quarter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations.  Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchases and sale contracts.  Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates.  Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2011.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a–15(e) as of September 29, 2012.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls – Effective, January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for its investment in PS International, LLC (PSI) with Seaboard’s ownership interest increasing from 50% to 70%.  Management is currently in the process of documenting and evaluating internal controls with respect to PSI.  Although management does not consider it material to its results of operations, Seaboard intends to extend its Sarbanes-Oxley Act of 2002 Section 404 compliance program to include PSI with an effective date of January 1, 2013.  Except as set forth above, there has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a–15 that occurred during the fiscal quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard’s purchase of its common stock during the quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2012	375	2,146.01	375	43,281,434
August 1 to August 31, 2012	190	2,121.82	190	42,878,287
September 1 to September 29, 2012	485	2,137.69	485	41,841,506
Total	1,050	2,137.79	1,050	41,841,506

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $100 million market value of Seaboard common stock announced on November 6, 2009, which was extended through October 31, 2015.  All purchases were made through open-market purchases and all the repurchased shares have been retired.

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

101

The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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

SEABOARD CORPORATION

by:	/s/ Robert L. Steer
Robert L. Steer, Executive Vice President,
Chief Financial Officer
(principal financial officer)

Date:	November 2, 2012

by:	/s/ John A. Virgo
John A. Virgo, Senior Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date:	November 2, 2012