Form 10-K
period 2012-12-31
SEABOARD CORP /DE/
filed 2013-02-27
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(913) 676-8800

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Common Stock $1.00 Par Value	Name of each exchange on which registered NYSE MKT

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No [X ]

The aggregate market value of the 299,566 shares of Seaboard common stock held by nonaffiliates was approximately $638,968,287, based on the closing price of $2,132.98 per share on June 29, 2012, the end of Seaboard’s most recently completed second fiscal quarter.  As of January 25, 2013, the number of shares of common stock outstanding was 1,197,513.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) Seaboard Corporation’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) – Parts I and II; and (2) Seaboard Corporation’s definitive proxy statement filed pursuant to Regulation 14A for the 2013 annual meeting of stockholders – Part III.

FORM 10-K

SEABOARD CORPORATION

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (Seaboard).  Forward-looking statements generally may be identified as:

•	statements that are not historical in nature; and

•	statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions.

In more specific terms, forward-looking statements include, without limitation:

•	statements concerning the projection of revenues, income or loss, capital expenditures, capital structure or other financial items;

•	statements regarding the plans and objectives of management for future operations;

•	statements of future economic performance;

•	statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:

	(i)	Seaboard’s ability to obtain adequate financing and liquidity;

	(ii)	the price of feed stocks and other materials used by Seaboard;

	(iii)	the sale price or market conditions for pork, grains, sugar, turkey and other products and services;

	(iv)	the recorded tax effects under certain circumstances and changes in tax laws;

	(v)	the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling division;

	(vi)	the charter hire rates and fuel prices for vessels;

	(vii)	the fuel costs and related spot market prices in the Dominican Republic;

	(viii)	the effect of the fluctuation in foreign currency exchange rates;

	(ix)	the profitability or sales volume of any of Seaboard’s divisions;

	(x)	the anticipated costs and completion timetable for Seaboard’s scheduled capital improvements, acquisitions and dispositions; or

	(xi)	other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

FORM 10-K

SEABOARD CORPORATION

PART I

Item 1.  Business

(a)   General Development of Business

Seaboard Corporation, a Delaware corporation, and its subsidiaries (Seaboard), is a diverse global agribusiness and transportation company.  In the United States, Seaboard is primarily engaged in pork production and processing and ocean transportation.  Overseas, Seaboard is primarily engaged in commodity merchandising, grain processing, sugar production and electric power generation.  Seaboard also has an interest in turkey operations in the United States.  See Item 1(c) (1) (ii) “Status of Product or Segment” below for a discussion of acquisitions, dispositions and other developments in specific divisions.

Seaboard Flour LLC and SFC Preferred LLC, Delaware limited liability companies, collectively own approximately 74.6 percent of the outstanding common stock of Seaboard.  Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred LLC.

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

(c)   Narrative Description of Business

(1)   Business Done and Intended to be Done by the Registrant

(i)    Principal Products and Services

Pork Division – Seaboard, through its subsidiary Seaboard Foods LLC, engages in the business of hog production and pork processing in the United States.  Through these operations, Seaboard produces and sells fresh and frozen pork products to further processors, foodservice operators, grocery stores, distributors and retail outlets throughout the United States.  Internationally, Seaboard sells to these same types of customers in Japan, Mexico and numerous other foreign markets.  Other further processing companies also purchase Seaboard’s fresh and frozen pork products in bulk and produce products, such as lunchmeat, ham, bacon, and sausage.  Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores.  Seaboard also sells further processed pork products consisting primarily of raw and pre-cooked bacon from its two bacon further processing plants.  Seaboard sells some of its fresh products under the brand name Prairie Fresh® and its bacon and other further processed products under the Daily’s® brand name.  Seaboard’s hog processing plant is located in Guymon, Oklahoma and generally operates at full capacity.  Seaboard’s bacon plants are located in Salt Lake City, Utah and Missoula, Montana.  Seaboard has a majority interest in a ham-boning and processing plant in Mexico.  Seaboard also earns fees, based primarily on the number of head processed, to market substantially all of the products produced by Triumph Foods LLC at their pork processing plant located in St. Joseph, Missouri.

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

Commodity Trading and Milling Division – Seaboard’s Commodity Trading and Milling Division is an integrated grain trading, grain processing and logistics company.  This Division markets wheat, corn, soybean meal and other commodities in bulk to third parties and affiliated companies.  This division is managed under the name of Seaboard Overseas and Trading Group, conducts business primarily through its subsidiaries, Seaboard Overseas Limited with

FORM 10-K

SEABOARD CORPORATION

offices in Colombia, Ecuador, Isle of Man and South Africa, Seaboard Overseas Trading and Shipping (PTY), Ltd. located in South Africa, and its non-consolidated affiliates, ContiLatin del Peru S.A. located in Lima, Peru, and Plum Grove Pty Ltd located in Fremantle, Australia.  In addition, although to a lesser degree, Seaboard also markets various specialty grains and other commodities to third party customers, through its subsidiaries PS International, LLC (previously a non-consolidated affiliate through December 31, 2011; see “Status of Product or Segment” below for further discussion) located in Chapel Hill, North Carolina, with multiple  international sales offices.  This division also operates a grain and specialty crop storage and throughput facility through Fill-More Seeds, Inc. located in Fillmore, Canada, and an ocean transportation brokerage operation through Seaboard Bulk Services, Ltd. located in Athens, Greece.  All of the commodities marketed by this division are purchased from growing regions worldwide, with primary destinations being Africa, South America and the Caribbean.  The division sources, transports and markets approximately seven million tons of grains and proteins on an annual basis.  Seaboard integrates the service of delivering commodities to its customers through the use of chartered bulk vessels and its six owned bulk carriers.

This division also operates grain and feed milling and related businesses with 28 locations in 14 countries, which are primarily supplied by the trading locations discussed above.  The grain processing businesses are operated through five consolidated and twelve non-consolidated affiliates in Africa, the Caribbean and South America.  These are flour, feed and maize milling businesses which produce approximately three million metric tons of finished products per year.  In addition, this division has a non-controlling interest in a poultry business in Africa and a bakery business in the Democratic Republic of Congo.  The bakery began operations in the fourth quarter of 2012.  Most of the products produced by these operations are sold in the countries in which the products are produced or into adjacent countries.

Marine Division – Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign affiliated companies and third party agents, provides containerized cargo shipping service to 26 countries between the United States, the Caribbean Basin, and Central and South America.  Seaboard uses a network of offices and agents throughout the United States, Canada, Latin America and the Caribbean Basin to book cargo to and from the United States and between the countries it serves.  Through agreements with a network of connecting carriers, Seaboard can transport cargo to and from numerous U.S. locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via vessel or received as import cargo from abroad.

Seaboard’s primary marine operation is located in Miami and includes a terminal located at the Port of Miami and  off-dock warehouses for cargo consolidation and temporary storage.  Seaboard also operates a cargo terminal facility at the Port of Houston that includes an on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes.  Seaboard also makes scheduled vessel calls in Brooklyn, New York, New Orleans, Louisiana and 45 foreign ports.  At December 31, 2012, Seaboard’s fleet consisted of 6 owned and approximately 30 chartered vessels, and dry, refrigerated and specialized containers and other related equipment.

Sugar Division – Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, grows sugar cane, produces and refines sugar, and produces alcohol in Argentina.  This division also purchases sugar in bulk from third parties mostly within Argentina for subsequent resale.  The sugar products are mostly sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States and other South American countries.  Seaboard grows a large portion of the sugar cane on nearly 70,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a current processing capacity of approximately 250,000 metric tons of sugar and approximately 15 million gallons of alcohol per year.  The sugar mill is one of the largest in Argentina.  Also, this division operates a 38 megawatt cogeneration power plant. This plant primarily operates during the sugar harvest season, which is between May and November, with minimal operations outside of harvest season since this plant is primarily fueled using sugar by-product.

Power Division – Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., operates as an independent power producer generating electricity for the local power grid in the Dominican Republic.  Seaboard is not directly involved in the transmission or distribution of electricity.  This operation is exempt from U.S. regulation under the Public Utility Holding Company Act of 1938, as amended.  Seaboard primarily sells on the spot market accessed primarily by wholly government-owned distribution companies or partially government-owned generation companies.  Through early 2011, this division operated two floating power generating facilities with a system of

FORM 10-K

SEABOARD CORPORATION

diesel engines capable of generating a combined rated capacity of approximately 112 megawatts of electricity.  See “Status of Product or Segment” below for discussion of the sale of the two facilities, the subsequent short-term lease of one of the two facilities sold and the construction of a new replacement floating power generating facility that began commercial operations in March 2012.  Seaboard continues to operate the floating power generating facilities, (one owned and one leased) with capacity to generate approximately 106 and 72 megawatts of electricity, respectively. The facilities are secured on the Ozama River in Santo Domingo, Dominican Republic.

Turkey Segment –Seaboard owns a 50 percent non-controlling voting interest in Butterball, LLC (“Butterball”).  The other 50 percent ownership interest is owned by a group consisting of Maxwell Farms, LLC, Goldsboro Milling Company and GM Acquisition LLC (collectively, the “Maxwell Group”) based in North Carolina.  Butterball is a vertically integrated producer, processor and marketer of branded and non-branded turkeys, and other turkey products.  Butterball has five processing plants and numerous live production and feed milling operations located in North Carolina, Arkansas, Missouri and Kansas.  Butterball produces approximately one billion pounds of turkey each year.  Butterball is a national supplier to retail and foodservice outlets and also exports products to Mexico and numerous other foreign markets.  On December 31, 2012, Butterball purchased the assets of Gusto Packing Company, Inc., a pork and turkey further processor located in Montgomery, Illinois.

Other Businesses – Seaboard purchases and processes jalapeño peppers at its owned plant in Honduras.  The processed peppers are primarily sold to a customer in the United States, and are shipped to the United States by Seaboard’s Marine Division and distributed from Seaboard’s port facilities.

The information required by Item 1 of Form 10-K with respect to the amount or percentage of total revenue contributed by  any class of similar products or services which account for 10 percent or more of consolidated revenue in any of the last three fiscal years is set forth in Note 13 of Seaboard’s Consolidated Financial Statements, appearing on pages 55 through 59 of the Seaboard’s Annual Report to Stockholders, furnished to the Commission pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report, which information is incorporated herein by reference.

(ii)  Status of Product or Segment

The Federal tax credits for biodiesel blended by the Pork division expired on December 31, 2011.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law renewing the Federal tax credits for biodiesel blended by the Pork division retroactive to January 1, 2012 with an expiration date of December 31, 2013.

In 2010, Seaboard finalized an agreement to invest in a bakery to be built in the Democratic Republic of Congo.  Seaboard has a 50% non-controlling interest in this business.  As of December 31, 2012, Seaboard invested $46.3 million in this bakery.  The bakery began operations in the fourth quarter of 2012.

Effective, January 1, 2012, Seaboard increased its ownership from 50% to 70% in PS International, LLC (PSI), a specialty grain trading business located in Chapel Hill, North Carolina. Effective December 31, 2012, Seaboard increased its ownership from 70% to 85%.

In July 2012, the Commodity Trading and Milling segment made a down payment in the amount of $8.3 million on four dry bulk vessels to be built for a total cost of approximately $83.0 million. These vessels are expected to be completed in 2014 with the majority of the amount due in 2014.

On April 8, 2011, Seaboard closed the sale of its two existing power generating facilities in the Dominican Republic for $73.1 million.  On April 20, 2011, Seaboard signed a short-term lease agreement that allowed Seaboard to resume operations of one of the facilities (72 megawatts). Seaboard continues to operate this facility under a short-term lease agreement that may be canceled by either party. Seaboard and the purchaser also agreed to defer the sale to the purchaser of the inventory related to the EDM until the end of the lease term.  Seaboard retained all other physical properties of this business and constructed a new 106 megawatt floating power generating facility for use in the Dominican Republic for $136.0 million.  This new facility was delivered in January 2012 and began commercial operations in March 2012.

As of April 1, 2012, the Power Division’s tax holiday concession granted by the Dominican Republic government ceased.

FORM 10-K

SEABOARD CORPORATION

On December 31, 2012, Butterball purchased the assets of Gusto Packing Company, Inc., a pork and turkey further processor located in Montgomery, Illinois.

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

The Pork Division uses registered trademarks relating to its products, including Seaboard Farms®, Prairie Fresh®, A Taste Like No Other®, Daily’s®, Daily’s Premium Meats Since 1893®, St. Joe Pork®, High Plains Bioenergy®, Prairie Fresh Prime®, Seaboard Foods®, Buffet Brand®, Del Pueblo®, Cook in Bag® and The Thrill Without The Grill®. Seaboard considers the use of these trademarks important to the marketing and promotion of its pork products.

The Marine Division uses the trade name Seaboard Marine® and Seaboard Solutions® which are all registered trademarks.  Seaboard believes there is significant recognition of these trademarks in the industry and by many of its customers.

Part of the sales within the Sugar Division are made under the Chango® brand in Argentina, where this division operates.  Certain local sales prices are affected by government price control, primarily for one kilogram size bags, and sugar import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets.  Sourcing in the domestic market is also closely monitored by the local government.

The Turkey Segment uses registered trademarks relating to its products, including Butterball® and Carolina Turkeys®.  Seaboard considers the use of these trademarks important to marketing and promotion of its turkey products.

Patents, trademarks, franchises, licenses and concessions are not material to any of Seaboard’s other divisions.

(v)  Seasonal Business

The Sugar Division’s cogeneration plant primarily operates during the sugar harvest season, which is between May and November, with minimal operations outside of harvest season since this plant is primarily fueled with sugar by-product. The Turkey business is seasonal only on the whole bird side with Thanksgiving and Christmas holidays driving the majority of those sales.  Seaboard’s other divisions are not seasonally dependent to any material extent.

(vi) Practices Relating to Working Capital Items

There are no unusual industry practices or practices of Seaboard relating to working capital items.

(vii) Depending on a Single Customer or Few Customers

Seaboard does not have sales to any one customer equal to 10% or more of consolidated revenues.  The Pork Division derives approximately 10% of its revenues from a few customers in Japan through one agent.  Historically, the Commodity Trading and Milling Division derives a significant portion of its operating income from sales to a non-consolidated affiliate. The Power Division sells power in the Dominican Republic on the spot market accessed primarily by three wholly government-owned distribution companies and two partially government-owned generation companies.  The Turkey segment derives approximately 10% of its revenues from one customer. No other division has sales to a few customers which, if lost, would have a material adverse effect on any such division or on Seaboard taken as a whole.

(viii) Backlog

Backlog is not material to Seaboard’s businesses.

(ix) Government Contracts

No material portion of Seaboard’s business involves government contracts.

FORM 10-K

SEABOARD CORPORATION

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

(xiii) Number of Persons Employed by Registrant

As of December 31, 2012, Seaboard, excluding non-consolidated affiliates, had 11,295 employees, of whom 6,173 were employed in the United States.  Approximately 2,100 employees in Seaboard’s Pork Division were covered by collective bargaining agreements as of December 31, 2012.  Seaboard considers its employee relations to be satisfactory.

(d)         Financial Information about Geographic Areas

In addition to the narrative disclosure provided below, the financial information relating to export sales required by Item 1 of Form 10-K is incorporated herein by reference to Note 13 of Seaboard’s Consolidated Financial Statements appearing on pages 55 through 59 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

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

FORM 10-K

SEABOARD CORPORATION

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

FORM 10-K

SEABOARD CORPORATION

•                  negative perception within a foreign country of a United States company doing business in that foreign country; and

•                  expropriation.

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

(5)   Seaboard’s Common Stock is Thinly Traded and Subject to Daily Price Fluctuations.  The common stock of Seaboard is closely held (74.6% is collectively owned by Seaboard Flour and SFC Preferred LLC , which are beneficially owned by S. Bresky and other members of the Bresky family) and thinly traded on a daily basis on the NYSE MKT.  Accordingly, the price of a share of common stock can fluctuate more significantly from day-to-day than that of a share of widely held stock that is actively traded on a daily basis.

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

(2)   Increases in Costs of Seaboard’s Feed Components and Hog Purchases Could Adversely Affect Seaboard’s Costs and Operating Margins.  Feed costs are the most significant single component of the cost of raising hogs and can be materially affected by commodity price fluctuations for corn and soybean meal.  The results of Seaboard’s Pork Division can be negatively affected by increased costs of Seaboard’s feed components.  Drought conditions in the U.S. and the continued operation of ethanol plants has elevated this risk as it has increased the competing demand for feed ingredients, primarily corn.  Similarly, accounting for approximately 20% of Seaboard’s total hogs slaughtered, the cost of third party hogs purchased fluctuates with market conditions and can have an impact on Seaboard’s total costs.  The cost and supply of feed components and the third party hogs that we purchase are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no

FORM 10-K

SEABOARD CORPORATION

control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports and governmental agricultural policies.  Seaboard attempts to manage certain of these risks through the use of financial instruments, however this may also limit its ability to participate in gains from favorable commodity fluctuations.  Unless wholesale pork prices correspondingly increase, increases in the prices of Seaboard’s feed components or in the cost of third party hogs purchased would adversely affect Seaboard’s operating margins.

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

FORM 10-K

SEABOARD CORPORATION

(10)  Operations of Biodiesel Production Facility.  The profitability of Seaboard’s biodiesel plant could be adversely affected by various factors, including the market price of pork and other animal fat which is utilized to produce biodiesel, and the market price for biodiesel which is influenced by world oil prices and U.S. government mandates to use biofuels.  On January 2, 2013, the Federal tax credits that Seaboard is entitled to receive for the biodiesel it blends which had previously expired on December 31, 2011 were renewed retroactive to January 1, 2012 with an expiration date of December 31, 2013.  Based on market prices during 2012 while the credits had expired, it is believed that U.S. government mandates to use biofuels should adequately support market prices if the Federal tax credits once again expire and are not renewed.  However, unfavorable changes in these prices over extended periods of time or adverse changes in U.S. government mandates to use biofuels could adversely affect Seaboard’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to this facility.

(c) Commodity Trading & Milling Division

(1)   Seaboard’s Commodity Trading & Milling Division is Subject to Risks Associated with Foreign Operations.  This division principally operates in Africa, South America and the Caribbean and, in most cases, in what are generally regarded to be lesser developed countries.  Many of these foreign operations are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, currency inconvertibility and devaluation, and currency exchange controls, in addition to the risks of overseas operations mentioned in clause (a)(2) above.  In addition, foreign government policies and regulations could restrict the purchase of various grains, reducing or limiting Seaboard’s ability to access grains or to limit Seaboard’s sales price for grains sold in local markets.

(2)   Fluctuations in Commodity Grain Prices Could Adversely Affect the Business of Seaboard’s Commodity Trading & Milling Division.  This division’s sales are significantly affected by fluctuating worldwide prices for various commodities, such as wheat, corn, soybeans and, to a lesser degree, various other specialty products.  These prices are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control.  North American and European subsidized wheat and flour exports, including donated food aid, flour dumping practices and world-wide and local crop production can contribute to these fluctuating market conditions and can have a significant impact on the trading and milling businesses’ sales, value of commodities held in inventory and operating income.  Seaboard’s results of operations could be adversely affected by fluctuations in commodity prices.

(3)   Seaboard’s Commodity Trading & Milling Division Largely Depends on the Availability of Chartered Ships.  Most of Seaboard’s third party trading is transported with chartered ships.  Charter hire rates, influenced by available charter capacity and demand for worldwide trade in bulk cargoes, port access and throughput time, and related fuel costs can impact business volumes and margins.

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

(6)   This Division faces Increasing Competition. This division is experiencing increasing competition in certain markets by well capitalized originators and traders of commodities making sales directly to end-use customers.  If various grain originators refuse to sell commodities to Seaboard for sale in these markets, this could make it more challenging for Seaboard to purchase commodities for sale to its customers at competitive prices.  Seaboard’s sales

FORM 10-K

SEABOARD CORPORATION

volume and sale prices for commodities to customers as well as results of operations could be adversely impacted by such increased competition.

(d) Marine Division

(1)   The Demand for Seaboard’s Marine Division’s Services Are Affected by International Trade and Fluctuating Freight Rates.  This division provides containerized cargo shipping services primarily from the United States to 26 different countries in the Caribbean Basin, Central and South America.  In addition to the risks of overseas operations mentioned in clause (a)(2) above, fluctuations in economic conditions, unstable or hostile local political situations in the countries in which Seaboard operates can affect import/export trade volumes and the price of container freight rates and adversely affect Seaboard’s results of operations.

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

(e) Sugar Division

(1)   The Success of this Division Depends on the Condition of the Argentinean Economy and Political Climate.  This division operates a sugar mill, alcohol production and power generation facility in Argentina, locally growing a substantial portion of the sugar cane processed at the mill.  The majority of the sales are within Argentina.  Fluctuations in economic conditions or changes in the Argentine political climate can have an impact on the costs of operations, the sales prices of products and export opportunities and the exchange rate of the Argentine peso to the U.S. dollar.  In this regard, local sales prices are affected by government price control and sugar import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets.  If import duties are changed, this could have a negative impact on Seaboard’s sale price of its products.  In addition, the Argentine government attempts to control inflation through price controls on commodities, including sugar, which could adversely impact the local sales price of its products and the results of

FORM 10-K

SEABOARD CORPORATION

operations for this division. A devaluation of the Argentine peso would have a negative impact on Seaboard’s financial position.

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

(4)   Labor Relations.  This division is dependent on unionized labor at its single sugar mill in Argentina.  The current nature of the political environment in Argentina makes normal labor relations very challenging.  Contributing to the situation are the policies of Argentina’s National Government, the failure of the Argentine courts to enforce contractual obligations with unions and basic property rights.  Interruptions in production as a result of labor unrest can adversely impact the quantity of sugar cane harvested and the amount of sugar, alcohol and power produced and can interfere with the distribution of products stored at the facility in the Salta Province.

(f) Power Division

(1)   This Division is Subject to Risks of Doing Business in the Dominican Republic.  This division operates in the Dominican Republic (DR).  In addition to significant currency fluctuations and the other risks of overseas operations mentioned in clause (a)(2) above, this division can experience difficulty in obtaining timely collections of trade receivables from the government owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts.  Currently, the DR does not allow a free market to enable prices to rise with demand which could limit our profitability in this business.  The government has the ability to arbitrarily decide which power units will be able to operate, which could have adverse effects on results of operations.

(2)   Increases in Fuel Costs Could Adversely Affect Seaboard’s Operating Margins.  Fuel is the largest cost component of this division’s business and, therefore, margins may be adversely affected by fluctuations in fuel if such increases can not be fully passed to customers.

(3)   Supply of Natural Gas is Limited in the Dominican Republic.  Supply of natural gas in the Dominican Republic is limited to one primary supplier.  Although the recently constructed barge can run on other types of fuel, currently natural gas is the cheapest source of fuel and thus supply disruptions of natural gas could have a negative impact on this division’s operating income.

(g) Turkey Segment

(1)   Fluctuations in Commodity Turkey Prices Could Adversely Affect the Results of Operations.  Sales prices for turkey products are directly affected by both domestic and worldwide supply and demand for turkey products and other proteins which are determined by constantly changing market forces of supply and demand as well as other factors over which Butterball has little or no control.  Butterball’s results of operations and Seaboard’s investment in Butterball could be adversely affected by fluctuations in the turkey commodity prices.

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

FORM 10-K

SEABOARD CORPORATION

(3)   Adverse Operating Results Could Result in Need for Additional Investment. Butterball has third party bank loan facilities separate from Seaboard which are secured by substantially all of the assets of Butterball.  Adverse operating results could cause Butterball to default on such loan facilities which could result in a significant adverse impact on Butterball’s financial position, or result in Seaboard needing to increase its investment in Butterball.

(4)   Decreased Perception of Value in the Butterball’s Brand Could Adversely Affect Sales Quantity and Price of Butterball Products.   Butterball is a premium brand name, built on a long history of offering a quality product that has been differentiated in the market.  The value of the Butterball brand allows for sales of a higher unit price than other turkey products.  In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts.  In addition, negative news reports for any reason in a variety of areas on the company or the turkey/poultry industry could negatively impact this brand perception and Butterball’s results of operation and the value of Seaboard’s investment in Butterball.

(5)   The Loss of Butterball’s Primary Further Processing Facility Could Adversely Affect Butterball’s Business.  Although Butterball has five processing plants, Butterball is disproportionately dependent on the continued operation of the further processing plant in Mt. Olive, North Carolina that handles the significant production of further processed turkey products.  The loss of or damage to this facility for any reason – including fire, tornado, governmental action or other reason – could adversely affect the results of operation for Butterball and the value of Seaboard’s investment in Butterball.

(6)   If Butterball’s Turkey Products Become Contaminated, the Company May be Subject to Product Liability Claims and Product Recalls.  Turkey products may be subject to contamination by disease producing organisms.  These organisms are generally found in the environment and as a result, there is a risk that they may contaminate products. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on the company’s business, reputation, and prospects.  This could adversely affect the results of operations and financial condition of Butterball and the value of Seaboard’s investment in Butterball.

(7)   Health Risk to Poultry Could Adversely Affect Production, the Supply of Raw Materials and Butterball’s Business.  Butterball is subject to risks relating to its ability to maintain animal health and control diseases.  The general health of the turkeys and reproductive performance can have an adverse impact on production and production costs, the supply of raw material to Butterball’s processing operations and consumer confidence.  If Butterball’s turkeys are affected by disease, Butterball may be required to destroy infected birds, which could adversely affect Butterball’s production or ability to sell or export its products.    Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Butterball food products, resulting in an adverse effect on Butterball’s results of operations and the value of Seaboard’s investment in Butterball.

(8)   Butterball May be Unable to Obtain Appropriate Personnel at Remote Locations.  The remote locations of some of the turkey processing plants and live turkey operations along with a more restrictive national policy on immigration could negatively affect the availability and cost of labor.  Butterball is dependent on having sufficient properly trained operations personnel.  Attracting and retaining qualified personnel is important to Butterball’s success.  The inability to acquire and retain the services of such personnel could have a material adverse effect on Butterball’s operations and the value of Seaboard’s investment in Butterball.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

(1)  Pork - Seaboard’s Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995.  It has a daily double shift capacity to process approximately 19,700 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations consist of the breeding and raising of approximately 4.3 million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts.  This business owns and operates six centrally located feed mills which have a combined capacity to produce approximately 1,700,000 tons of formulated feed annually used primarily to support Seaboard’s existing hog production, and have the capability of supporting additional hog production in the future.  These facilities are located in Oklahoma, Texas, Kansas and Colorado.

FORM 10-K

SEABOARD CORPORATION

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

The Pork Division owns a processing plant in Guymon, Oklahoma with the capacity to produce 32.0 million gallons of biodiesel annually, which is currently produced from pork fat from Seaboard’s Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities.  The facility can also produce biodiesel from vegetable oil.

(2)  Commodity Trading and Milling - Seaboard’s Commodity Trading and Milling Division owns, in whole or in part, grain-processing and related agribusiness operations in 14 countries which have the capacity to mill approximately 7,300 metric tons of wheat and maize per day.  In addition, Seaboard has feed mill capacity of in excess of 250 metric tons per hour to produce formula animal feed.  The milling operations located in Colombia, Democratic Republic of Congo, Ecuador, Ghana, Guyana, Haiti, Kenya, Lesotho, Madagascar, Nigeria, Republic of Congo, Sierra Leone, Uganda and Zambia own their facilities; and in Kenya, Lesotho, Nigeria, Republic of Congo and Sierra Leone the land on which the mills are located is leased under long-term agreements.   Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power, excess milling capacity in their competitive environment or imported flour.  In addition, this division also has an investment through non-consolidated affiliates in poultry businesses operating in parts of Eastern and Southern Africa.  Seaboard also owns four 9,000 metric-ton deadweight dry bulk carriers, one 18,850 metric ton deadweight dry bulk carrier, one 23,400 metric ton deadweight dry bulk carrier, and charters vessels under short-term agreements, between 20 and 45 bulk carrier ocean vessels with deadweights ranging from 2,100 to 63,200 metric tons.

(3)  Marine - Seaboard’s Marine Division leases approximately 200,000 square feet of off-port warehouse space and 81 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations.  Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling approximately 690,000 square feet for cargo storage.  At December 31, 2012, Seaboard owned 6 ocean cargo vessels with deadweights ranging from 6,500 to 19,500 metric tons.  In addition, Seaboard chartered 30 vessels under contracts that typically range from approximately five months to three years with deadweights ranging from 3,700 to nearly 26,500 metric tons but has also entered into some longer-term charters up to twelve years.  Seaboard also owns or leases dry, refrigerated and specialized containers and other related equipment.

(4)  Sugar - Seaboard’s Argentine Sugar Division owns nearly 70,000 acres of planted sugarcane.  Depending on local market conditions, this business also purchases third party sugar for resale.  In addition, this division owns a sugar mill with a current capacity to process approximately 250,000 metric tons of sugar and an alcohol distillery with a current capacity of approximately 15 million gallons of alcohol per year.  This capacity is sufficient to process all of the cane harvested by this division and certain additional quantities purchased from third party farmers in the region.  The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar produced. The Sugar Division also owns a 38 megawatt cogeneration power plant that supplies surplus electricity to the Argentine grid.  The plant is primarily powered by the burning of sugarcane by-products during the harvest season.

(5) Power - Seaboard’s Power Division owns one floating electric power generating facility (106 megawatts) that began commercial operations in March 2012, and leases a second floating power generating facility (72 megawatts) under a short-term agreement that may be canceled by either party. Both facilities consist of a system of diesel engines mounted onto barge-type vessels located on the Ozama River in Santo Domingo, Dominican Republic.  The owned facility is capable of using natural gas or heavy fuel oil.  Seaboard operates as an independent power producer generating electricity for the local power grid.  Seaboard is not directly involved in the transmission and distribution facilities that deliver the power to the end users.

(6) Turkey – Seaboard’s Turkey Segment has a total of five processing plants and numerous company and third party live production facilities and feed milling operations, all of which are located in Arkansas, Kansas, Missouri and North Carolina.  These plants produce approximately one billion pounds of turkey each year.  On December 31, 2012, Butterball acquired the further processing plant of Gusto Packing Company, Inc. which operated at over 50% of capacity for 2012 and has the capacity to process approximately 300 million pounds of pork and turkey products.

(7)  Other - Seaboard owns a jalapeño pepper processing plant and warehouse in Honduras.

FORM 10-K

SEABOARD CORPORATION

In addition to the information provided above, the information under “Principal Locations” of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report is incorporated herein by reference.

Management believes that Seaboard’s present facilities are adequate and suitable for its current purposes.

Item 3.  Legal Proceedings

The information required by Item 3 of Form 10-K is incorporated herein by reference to Note 11 of Seaboard’s Consolidated Financial Statements appearing on pages 53 and 54 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

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

Name (Age)	Positions and Offices with Registrant and Affiliates
Steven J. Bresky (59)	President and Chief Executive Officer
Robert L. Steer (53)	Executive Vice President, Chief Financial Officer
David M. Becker (51)	Senior Vice President, General Counsel and Secretary
Barry E. Gum (46)	Senior Vice President, Finance and Treasurer
James L. Gutsch (59)	Senior Vice President, Engineering
Ralph L. Moss (67)	Senior Vice President, Governmental Affairs
David S. Oswalt (45)	Senior Vice President, Taxation and Business Development
John A. Virgo (52)	Senior Vice President, Corporate Controller and Chief Accounting Officer
David H. Rankin (41)	Vice President
Ty A. Tywater (43)	Vice President, Audit Services
Terry J. Holton (53)	President, Seaboard Foods, LLC
David M. Dannov (51)	President, Seaboard Overseas and Trading Group
Edward A. Gonzalez (47)	President, Seaboard Marine Ltd.

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

FORM 10-K

SEABOARD CORPORATION

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

Mr. Dannov has served as President of Seaboard Overseas and Trading Group since August 2006.

Mr. Gonzalez has served as President of Seaboard Marine, Ltd. since January 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In December 2012, Seaboard declared and paid a dividend of $12.00 per share on the common stock.  The increased amount of the dividend (which has historically been $0.75 per share on a quarterly basis or $3.00 per share on an annual basis) represented a prepayment of the annual 2013, 2014, 2015 and 2016 dividends ($3.00 per share per year).  Seaboard does not currently intend to declare any further dividends for the years 2013-2016. Seaboard did not declare a dividend in 2011. In 2010, Seaboard declared and paid dividends of $9.00 per share on the common stock, which included a prepayment of the annual 2011 and 2012 dividends ($3.00 per share per year). As discussed in Note 8 of the consolidated financial statements appearing on pages 43 and 44 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report (which discussion is incorporated herein by reference), Seaboard’s ability to declare and pay dividends is subject to limitations imposed by debt agreements referred to there.

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

FORM 10-K

SEABOARD CORPORATION

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30 to October 31, 2012	1,845	$2,285.37	1,845	$37,624,995
November 1 to November 30, 2012	1,086	$2,238.10	1,086	$35,194,414
December 1 to December 31, 2012	831	$2,394.73	831	$33,204,392
Total	3,762	$2,295.88	3,762	$33,204,392

All purchases during the quarter were made under the authorization from our Board of Directors.  On October 19, 2012, the Board of Directors extended through October 31, 2015 the share repurchase program initially approved on November 6, 2009.  Under this share repurchase program, Seaboard was originally authorized to repurchase from time to time up to $100.0 million market value of its Common Stock in open market or privately negotiated purchases above or below the traded market price.  Shares repurchased will be retired and resume the status of authorized and unissued shares.

In addition to the information provided above, the information required by Item 5 of Form 10-K is incorporated herein by reference to (a) the information under “Stockholder Information - Stock Listing,” (b) the dividends per common share information and closing market price range per common share information under “Quarterly Financial Data” and (c) the information under “Company Performance Graph” appearing on pages 60, 10 and 9, respectively, of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this report.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K is incorporated herein by reference to (a) the material under the captions “Derivative Instruments and Hedging Activities” within Note 1 and 9 of Seaboard’s Consolidated Financial Statements appearing on pages 35, 48 and 49 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report, and (b) the material under the caption “Derivative Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 23 and 24 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

FORM 10-K

SEABOARD CORPORATION

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K is incorporated herein by reference to Seaboard’s “Quarterly Financial Data,” “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Changes in Equity”  and “Notes to Consolidated Financial Statements” appearing on page 10 and pages 26 through 59 of Seaboard’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of December 31, 2012, Seaboard’s management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined in Exchange Act rule 13a - 15(e).  Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

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

Change in Internal Controls – Effective January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for its investment in PS International, LLC (PSI).  Management is currently in the process of documenting and evaluating internal controls with respect to PSI.  Although management does not consider it material to its results of operations, Seaboard intends to extend its Sarbanes-Oxley Act of 2002 Section 404 compliance program to include PSI with an effective date of January 1, 2013.  Except as set forth above, there has been no change in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

FORM 10-K

SEABOARD CORPORATION

Code on its internet website, www.seaboardcorp.com, under the “About Us” tab and intends to disclose any future changes and waivers to the Code by posting such information on that website.

In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under “Item 1:  Election of Directors” appearing on pages 5 through 7 of Seaboard’s definitive proxy statement filed pursuant to Regulation 14A for the 2013 annual meeting of Stockholders (“2013 Proxy Statement”), (b) the disclosure relating to Seaboard’s audit committee and “audit committee financial expert” and its director nomination procedures under “Board of Directors Information -- Committees of the Board -- Audit Committee” and “Board of  Directors Information -- Director Nominations” appearing on page 8 of the 2013 Proxy Statement, and (c) the disclosure relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 under “Section 16(a) Beneficial Ownership Reporting Compliance” appearing on  page 27 of the 2013 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under “Board of Directors Information -- Compensation of Directors”  appearing on page 9 of the 2013 Proxy Statement, and (b) the disclosure relating to compensation of executive officers under “Executive Compensation and Other Information,” “Employment Arrangements with Named Executive Officers,” “Benefit Plans” and “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” appearing on pages 9 through 22 of the 2013 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.

In addition to the information provided above, the information required by Item 12 of  Form 10-K is incorporated herein by reference to the disclosure under “Principal Stockholders” and “Share Ownership of Management and Directors” appearing on pages 3 through 5 of the 2013 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Compensation Committee Interlocks and Insider Participation” appearing on page 22 of the 2013 Proxy Statement, and the disclosure under “Board of Directors Information – Controlled Corporation” and “Board of Directors Information – Committees of the Board” appearing on pages 7 and 8 of the 2013 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to the disclosure under “Item 2 Selection of Independent Auditors” appearing on pages 23 through 25 of the 2013 Proxy Statement.

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

FORM 10-K

SEABOARD CORPORATION

4.1

Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations, dated May 30, 2008.  Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 30, 2008.

4.2	Amended and Restated Credit Agreement between Borrowers and Bank of America, N.A., dated February 20, 2013 ($200,000,000 revolving credit facility expiring February 20, 2018).
10.1*

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

10.3*	Seaboard Corporation Investment Option Plan dated December 18, 2000. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for fiscal year ended December 31, 2000.
10.4

Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods LLC, and for certain limited purposes only, the members of Triumph Foods LLC.  Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 8-K dated February 3, 2004.

10.5*

Seaboard Corporation Retiree Medical Benefit Plan as Amended and Restated Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Retiree Medical Benefit Plan dated March 4, 2005.  Incorporated herein by reference to Exhibit 10.6 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.6*	Seaboard Corporation Executive Officers’ Bonus Policy. Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for fiscal year ended December 31, 2005.
10.7*

Seaboard Corporation Nonqualified Deferred Compensation Plan Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Nonqualified Deferred Compensation Plan dated December 29, 2005.  Incorporated herein by reference to Exhibit 10.12 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.8

Asset Purchase Agreement by and among Transcontinental Capital Corporation (Bermuda) Ltd. (as Seller), Seaboard Corporation (as Seller-Parent) and Pueblo Viejo Dominicana Corporation (as Buyer), dated as of September 23, 2008.  Incorporated herein by reference to Exhibit 10.21 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.9

Amendment to Asset Purchase Agreement amount Transcontinental Capital Corporation (Bermuda) Ltd., Seaboard Corporation and Pueblo Viejo dated as of March 2, 2009.  Incorporated herein by reference to Exhibit 10.22 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.10*

Seaboard Marine Ltd. 401(k) Excess Plan effective January 1, 2009 and dated December 18, 2009.  Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-K for fiscal year ended December 31, 2009.

10.11*

Amendment No. 1 to the Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2009 and dated December 17, 2009.  Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-K for fiscal year ended December 31, 2009.

10.12

Engineering, Procurement and Construction Contract dated as of August 17, 2010 by and between Seaboard Corporation and Wartsila Finland OY.  Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended October 2, 2010.

10.13

Purchase Agreement by and among Seaboard Corporation, Maxwell Farms, LLC, Goldsboro Milling Company and GM Acquisition, LLC as of September 9, 2010. Incorporated herein by reference to Exhibit 10.27 of Seaboard’s Form 10-K for fiscal year ended December 31, 2010.

FORM 10-K

SEABOARD CORPORATION

10.14*

Seaboard Corporation 409A Executive Retirement Plan Amended and Restated Effective January 1, 2013 and dated December 21, 2012, amending and restating the Seaboard Corporation Executive Retirement Plan, Amendment and Restatement dated December 22, 2008.

10.15*

Seaboard Corporation Cash Balance Executive Retirement Plan Amendment and Restatement Effective January 1, 2013 and dated December 21, 2012, amending and restating the Seaboard Corporation Cash Balance Executive Retirement Plan dated December 18, 2009.

10.16*	Employment Agreement between Seaboard Corporation and Steven J. Bresky dated December 21, 2012.
10.17*	Employment Agreement between Seaboard Corporation and Robert L. Steer dated December 21, 2012.
10.18*	Employment Agreement between Seaboard Foods LLC and Terry J. Holton, dated December 21, 2012.
10.19*	Employment Agreement between Seaboard Overseas and Trading Group and David M. Dannov dated December 21, 2012.
10.20*	Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 21, 2012.
13	Sections of Annual Report to security holders specifically incorporated herein by reference herein.
21	List of subsidiaries.
31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Seaboard Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Statements of Comprehensive Income, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows,(4) Consolidated Statements of Changes in Equity and (5) the Notes to Unaudited Condensed Consolidated Financial Statements **.

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

SEABOARD CORPORATION

By	/s/Steven J. Bresky
Steven J. Bresky, Chairman of the Board,
President and Chief Executive Officer

Date:	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/Steven J. Bresky	February 27, 2013	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)
Steven J. Bresky

/s/Robert L. Steer	February 27, 2013	Executive Vice President, Chief Financial Officer (principal financial officer)
Robert L. Steer

/s/John A. Virgo	February 27, 2013	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
John A. Virgo

/s/David A. Adamsen	February 27, 2013	Director
David A. Adamsen

/s/Douglas W. Baena	February 27, 2013	Director
Douglas W. Baena

/s/Joseph E. Rodrigues	February 27, 2013	Director
Joseph E. Rodrigues

/s/Edward I. Shifman, Jr.	February 27, 2013	Director
Edward I. Shifman, Jr.

SEABOARD CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Financial Statements

Stockholders’
Annual Report Page

Report of Independent Registered Public Accounting Firm	26

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	28

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	29

Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	30

Consolidated Statements of Changes in Equity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	31

Notes to Consolidated Financial Statements	32

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

Combined condensed financial information as to assets, liabilities and results of operations have been presented for nonconsolidated affiliates in Note 4 of “Notes to the Consolidated Financial Statements.”

II - Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010	F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Seaboard Corporation:

Under date of February 27, 2013, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, as contained in the annual report on Form 10-K for the year 2012.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Kansas City, Missouri

February 27, 2013

Schedule II

SEABOARD CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In Thousands)

	Balance at	Provision	Net deductions	Balance at
	beginning of year	(1)	(2)	end of year
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$10,941	3,092	(1,902)	$12,131
Year ended December 31, 2011	$8,170	4,400	(1,629)	$10,941
Year ended December 31, 2010	$7,330	2,771	(1,931)	$8,170

(1)           The allowance for doubtful accounts provision is charged to selling, general and administrative expenses.

(2)           Includes write-offs net of recoveries and currency translation adjustments.

	Balance at	Charged (credit)	Other	Balance at
	beginning of year	to expense	(3)	end of year
Allowance for Deferred Tax Assets:
Year ended December 31, 2012	$16,320	(4,562)	-	$11,758
Year ended December 31, 2011	$30,664	(13,959)	(385)	$16,320
Year ended December 31, 2010	$28,621	2,512	(469)	$30,664

(3)           Activity related to currency translation.

	Balance at	Charged (credit)	Balance at
	beginning of year	to expense	end of year
Reserve for LIFO Valuation:
Year ended December 31, 2012	$57,783	32,947	$90,730
Year ended December 31, 2011	$24,085	33,698	$57,783
Year ended December 31, 2010	$22,807	1,278	$24,085