Form 10-Q
period 2013-03-30
SEABOARD CORP /DE/
filed 2013-05-09
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

There were 1,196,924 shares of common stock, $1.00 par value per share, outstanding on April 19, 2013.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended
		March 30,		March 31,
		2013		2012
Net sales:
Products (includes sales to affiliates of $182,535 and $168,348)		$1,263,273		$1,190,822
Service revenues		246,012		244,755
Other		73,011		35,536
Total net sales		1,582,296		1,471,113
Cost of sales and operating expenses:
Products		1,171,702		1,067,965
Services		224,995		220,517
Other		58,693		28,037
Total cost of sales and operating expenses		1,455,390		1,316,519
Gross income		126,906		154,594
Selling, general and administrative expenses		63,448		61,238
Operating income		63,458		93,356
Other income (expense):
Interest expense		(2,392)		(1,707)
Interest income		4,089		2,119
Interest income from affiliates		6,155		5,217
Income (loss) from affiliates		(2,850)		9,569
Other investment income, net		2,186		3,459
Foreign currency gains (losses), net		(1,145)		3,264
Miscellaneous, net		822		1,349
Total other income, net		6,865		23,270
Earnings before income taxes		70,323		116,626
Income tax expense		(12,566)		(34,626)
Net earnings		$57,757		$82,000
Less: Net loss (income) attributable to noncontrolling interests		(303)		209
Net earnings attributable to Seaboard		$57,454		$82,209

Earnings per common share	$47.98		$68.00

Other comprehensive income (loss), net of income tax benefit of $2,601 and $813:
Foreign currency translation adjustment		(6,122)		460
Unrealized gain on investments		429		1,484
Unrealized loss on cash flow hedges		-		(91)
Unrecognized pension cost		1,192		1,077
Other comprehensive income (loss), net of tax		$(4,501)		$2,930
Comprehensive income		53,256		84,930
Less: Comprehensive loss (income) attributable to the noncontrolling interest		(297)		153
Comprehensive income attributable to Seaboard		$52,959		$85,083

Average number of shares outstanding		1,197,516		1,208,905

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	March 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$43,285	$47,651
Short-term investments	350,802	313,379
Receivables, net of allowance	500,517	521,892
Inventories	842,464	756,864
Deferred income taxes	24,586	24,586
Other current assets	117,481	118,391
Total current assets	1,879,135	1,782,763
Net property, plant and equipment	848,879	843,879
Investments in and advances to affiliates	404,322	410,542
Notes receivable from affiliate	124,811	202,931
Goodwill	43,218	43,218
Other intangible assets, net	19,364	19,843
Other assets	48,605	44,605
Total assets	$3,368,334	$3,347,781

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$51,571	$28,786
Current maturities of long-term debt	22,927	25,138
Accounts payable	173,250	217,041
Deferred revenue	76,950	53,811
Deferred revenue from affiliates	17,183	24,131
Other current liabilities	316,079	327,668
Total current liabilities	657,960	676,575
Long-term debt, less current maturities	109,898	120,825
Deferred income taxes	29,992	33,929
Other liabilities and deferred credits	209,421	208,263
Total non-current liabilities	349,311	363,017
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value, Authorized 1,250,000 shares; issued and outstanding 1,197,513 and 1,197,660 shares	1,198	1,198
Accumulated other comprehensive loss	(176,045)	(171,544)
Retained earnings	2,531,983	2,474,896
Total Seaboard stockholders’ equity	2,357,136	2,304,550
Noncontrolling interests	3,927	3,639
Total equity	2,361,063	2,308,189
Total liabilities and stockholders’ equity	$3,368,334	$3,347,781

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$57,757	$82,000
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	23,071	21,136
Gain from sale of fixed assets	(4,255)	(1,861)
Deferred income taxes	(1,336)	(1,291)
Pay-in-kind interest and accretion on note receivable from affiliate	(3,111)	(2,818)
Loss (income) from affiliates	2,850	(9,569)
Dividends received from affiliates	10,692	307
Other investment income, net	(2,186)	(3,459)
Other	(58)	840
Changes in assets and liabilities, net of business acquired:
Receivables, net of allowance	17,021	(36,015)
Inventories	(89,551)	(2,707)
Other current assets	2,416	3,910
Current liabilities, exclusive of debt	(37,193)	(27,600)
Other, net	2,824	3,989
Net cash from operating activities	(21,059)	26,862
Cash flows from investing activities:
Purchase of short-term investments	(212,621)	(237,924)
Proceeds from the sale of short-term investments	174,596	194,330
Proceeds from the maturity of short-term investments	756	9,816
Investments in and advances to affiliates, net	(7,865)	(3,631)
Capital expenditures	(34,888)	(28,969)
Proceeds from the sale of fixed assets	6,264	2,669
Principal payments received on long-term notes receivable from affiliate	81,231	564
Purchase of long-term investments	(2,578)	(2,046)
Acquisition of business, net of cash acquired	-	(2,825)
Other, net	2,878	176
Net cash from investing activities	7,773	(67,840)
Cash flows from financing activities:
Notes payable to banks, net	22,911	23,364
Proceeds from the issuance of long-term debt	-	5,476
Principal payments of long-term debt	(13,131)	(112)
Repurchase of common stock	(367)	(6,335)
Other, net	(748)	104
Net cash from financing activities	8,665	22,497
Effect of exchange rate change on cash	255	24
Net change in cash and cash equivalents	(4,366)	(18,457)
Cash and cash equivalents at beginning of year	47,651	71,510
Cash and cash equivalents at end of period	$43,285	$53,053

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (“Seaboard”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Seaboard’s investments in non-consolidated affiliates are accounted for by the equity method.  The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Seaboard for the year ended December 31, 2012 as filed in its Annual Report on Form 10-K.  Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September.  Seaboard’s year-end is December 31.

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

Supplemental Non-Cash Transactions

As discussed in Note 9, effective January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for their investment in PS International, LLC with Seaboard’s ownership interest increasing from 50% to 70% as a result of cash paid, net of cash acquired of $2,825,000 in January 2012. An additional payment was made in 2012 subsequent to first quarter of 2012 for this transaction upon final verification of certain balance sheet items as of December 31, 2011. On December 31, 2012, Seaboard further increased its ownership from 70% to 85%. Total cash paid during the first quarter 2012, net of cash acquired was $2,825,000, and increased working capital by $14,419,000, fixed assets by $163,000, goodwill by $2,590,000, intangible assets by $621,000, other long-term assets by $96,000, non-controlling interest by $5,649,000 and decreased investment in and advances to affiliates by $9,415,000. See Note 9 for additional information.

As discussed in Note 9, Seaboard had a note receivable from an affiliate which accrues pay-in-kind interest income. Seaboard recognized $3,111,000 and $2,818,000, respectively, of non-cash, pay-in-kind interest income and accretion of discount for the first quarter ended March 30, 2013 and March 31, 2012, respectively, related to this note receivable.

Note 2– Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income (loss), net.  At March 30, 2013 and December 31, 2012, amortized cost and estimated fair value were not materially different for these investments.

At March 30, 2013, money market funds included $7,747,000 denominated in Euros and $7,184,000 denominated in Canadian dollars.  As of March 30, 2013, the trading securities primarily consisted of high yield debt securities.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at March 30, 2013 and December 31, 2012.

	2013		2012
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value
Money market funds	$138,756	$138,756	$126,537	$126,537
Corporate bonds	65,071	66,661	67,275	69,214
Enhanced cash mutual fund	25,000	25,011	-	-
U.S. Government agency securities	22,276	22,336	23,647	23,775
U.S. Treasury securities	20,821	20,855	17,165	17,169
Emerging markets debt mutual fund	17,693	18,750	17,693	18,734
Collateralized mortgage obligations	14,622	14,716	15,059	15,162
Asset backed debt securities	12,485	12,544	12,180	12,238
Total available-for-sale short-term investments	316,724	319,629	279,556	282,829
High yield trading debt securities	22,604	24,190	21,839	23,406
Emerging markets trading debt mutual fund	3,079	3,237	3,046	3,237
Emerging markets trading debt securities	2,563	2,761	2,361	2,600
Other trading investments	935	985	1,262	1,307
Total available-for-sale and trading short-term investments	$345,905	$350,802	$308,064	$313,379

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of March 30, 2013.

(Thousands of dollars)	2013
Due within one year	$4,254
Due after one year through three years	42,457
Due after three years	63,702
Total fixed rate securities	$110,413

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at March 30, 2013 and December 31, 2012:

	March 30,	December 31,
(Thousands of dollars)	2013	2012
At lower of LIFO cost or market:
Live hogs and materials	$249,976	$258,638
Fresh pork and materials	38,749	31,495
	288,725	290,133
LIFO adjustment	(80,926)	(90,730)
Total inventories at lower of LIFO cost or market	207,799	199,403
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	406,747	317,573
Sugar produced and in process	61,603	65,986
Other	71,152	73,606
Total inventories at lower of FIFO cost or market	539,502	457,165
Grain, flour and feed at lower of weighted average cost or market	95,163	100,296
Total inventories	$842,464	$756,864

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in adjustments.  Seaboard’s U.S. federal income tax years’ are closed through 2009. Seaboard’s 2010 U.S. income tax return is currently under IRS examination.  There have not been any material changes in unrecognized income tax benefits since December 31, 2012.  Interest related to unrecognized tax benefits and penalties was not material for the three months ended March 30, 2013.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Tax Act) was signed into law.  The Tax Act extended many expired corporate income tax provisions that impact current and deferred taxes for financial reporting purposes.  In accordance with U.S. GAAP, the determination of current and deferred taxes is based on the provisions of the enacted law as of the balance sheet date; the effects of future changes in tax law are not anticipated.  The effects of changes in tax laws, including retroactive changes, are recognized in the financial statements in the period that the changes are enacted.  Accordingly, as the Tax Act was signed into law in 2013, the effects of the retroactive provisions in the new law on current and deferred tax assets and liabilities for Seaboard were recorded in the first quarter of 2013.  The total impact was a one-time tax benefit of $7,945,000 recorded in the first quarter of 2013 related to certain 2012 income tax credits.  In addition to this amount is a one-time credit of approximately $11,260,000 for 2012 Federal blender’s credits that was recognized as revenues in the first quarter of 2013.  See Note 9 for further discussion of this Federal blender’s credit.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of March 30, 2013 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first quarter of 2013.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	March 30,
(Thousands of dollars)	2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$138,756	$138,756	$-	$-
Corporate bonds	66,661	-	66,661	-
Enhanced cash mutual fund	25,011	25,011	-	-
U.S. Government agency securities	22,336	-	22,336	-
U.S. Treasury securities	20,855	-	20,855	-
Emerging markets debt mutual fund	18,750	18,750	-	-
Collateralized mortgage obligations	14,716	-	14,716	-
Asset backed debt securities	12,544	-	12,544
Trading securities - short-term investments:
High yield debt securities	24,190	-	24,190	-
Emerging markets trading debt mutual fund	3,237	3,237	-	-
Emerging markets trading debt securities	2,761	-	2,761	-
Other trading investments	985	453	532	-
Trading securities - other current assets:
Domestic equity securities	20,360	20,360	-	-
Foreign equity securities	7,371	5,011	2,360	-
Fixed income mutual funds	6,956	6,956	-	-
Money market funds	2,594	2,594	-	-
U.S. Treasury securities	1,984	-	1,984	-
U.S. Government agency securities	1,687	-	1,687	-
Corporate bonds	94	-	94	-
Other	245	202	43	-
Derivatives:
Commodities(1)	4,253	4,253	-	-
Foreign currencies	5,766	-	5,766	-
Total Assets	$402,112	$225,583	$176,529	$-
Liabilities:
Derivatives:
Commodities(1)	$9,989	$9,989	$-	$-
Interest rate swaps	8,803	-	8,803	-
Foreign currencies	-	-	-	-
Total Liabilities	$18,792	$9,989	$8,803	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of March 30, 2013, the commodity derivatives had a margin account balance of $15,222,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $9,486,000.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and also the level within the fair value hierarchy used to measure each category of assets.

	Balance
	December 31,
(Thousands of dollars)	2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$126,537	$126,537	$-	$-
Corporate bonds	69,214	-	69,214	-
U.S. Government agency securities	23,775	-	23,775	-
Emerging markets debt mutual fund	18,734	18,734	-	-
U.S. Treasury securities	17,169	-	17,169	-
Collateralized mortgage obligations	15,162	-	15,162	-
Asset backed debt securities	12,238	-	12,238	-
Trading securities - short term investments:
High yield debt securities	23,406	-	23,406	-
Emerging markets trading debt mutual fund	3,237	3,237	-	-
Emerging markets trading debt securities	2,600	-	2,600	-
Other trading investments	1,307	822	485	-
Trading securities - other current assets:
Domestic equity securities	15,864	15,864	-	-
Fixed income mutual funds	7,153	7,153	-	-
Foreign equity securities	6,831	4,218	2,613	-
Money market funds	3,157	3,157	-	-
U.S. Government agency securities	2,117	-	2,117	-
U.S. Treasury securities	1,567	-	1,567	-
Corporate bonds	60	-	60	-
Other	239	187	52	-
Derivatives:
Commodities(1)	6,916	6,699	217	-
Foreign currencies	-	-	-	-
Total Assets	$357,283	$186,608	$170,675	$-
Liabilities:
Derivatives:
Commodities(1)	$7,112	$7,112	$-	$-
Interest rate swaps	9,810	-	9,810	-
Foreign currencies	4,157	-	4,157	-
Total Liabilities	$21,079	$7,112	$13,967	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of December 31, 2012, the commodity derivatives had a margin account balance of $14,063,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $13,867,000.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. If Seaboard’s debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy. The amortized cost and estimated fair values of investments and long-term debt at March 30, 2013 and December 31, 2012 are presented below.

	2013		2012
(Thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, available-for-sale	$316,724	$319,629	$279,556	$282,829
Short-term investments, trading debt securities	29,181	31,173	28,508	30,550
Long-term debt	132,825	136,175	145,963	149,333

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Since these derivatives and interest rate exchange agreements discussed below are not accounted for as hedges, fluctuations in the related commodity prices, currency exchange rates and interest rates could have a material impact on earnings in any given period.  Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2012.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At March 30, 2013, Seaboard had open net derivative contracts to purchase 27,776,000 pounds of sugar, 14,359,000 bushels of grain and 40,000 pounds of cheese and open net derivative contracts to sell 19,880,000 pounds of hogs, 1,764,000 gallons of heating oil and 41,000 tons of soybean meal.  At December 31, 2012, Seaboard had open net derivative contracts to purchase 28,896,000 pounds of sugar, 15,403,000 bushels of grain and 120,000 pounds of cheese and open net derivative contracts to sell 21,080,000 pounds of hogs, 546,000 gallons of heating oil, 220,000 pounds of dry whey powder and 53,000 tons of soybean meal.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.

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

At March 30, 2013 and December 31, 2012, Seaboard had trading foreign exchange contracts to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $199,417,000 and $243,563,000, respectively, primarily related to the South African Rand.

Interest Rate Exchange Agreements

In May 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on three notional amounts of $25,000,000 each.  In August 2010, Seaboard entered into another ten-year interest rate exchange agreement with a notional amount of $25,000,000 that has terms similar to those for the other three interest rate exchange agreements referred to above.  In September 2012, Seaboard terminated one interest rate exchange agreement with a notional value of $25,000,000. Seaboard made a payment in the amount of $3,861,000 to unwind this agreement. While Seaboard has certain variable rate debt, these interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in Miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At March 30, 2013 and December 31, 2012, Seaboard had three interest rate exchange agreements outstanding with a total notional value of $75,000,000.

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  As of March 30, 2013, Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $5,766,000 with nine counterparties.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 and March 31, 2012.

(Thousands of dollars)
	Location of	March 30, 2013	March 31, 2012
	Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income	Recognized in Income	Recognized in Income
Commodities	Cost of sales	$ (4,808)	$ (2,415)
Foreign currencies	Cost of sales	11,506	(5,417)
Foreign currencies	Foreign currency	4,067	(3,713)
Interest rate	Miscellaneous, net	472	648

The following table provides the fair value of each type of derivative held as of March 30, 2013 and December 31, 2012 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)	Asset Derivatives				Liability Derivatives
	Balance	Fair Value			Balance	Fair Value
	Sheet	March 30,		December 31,	Sheet	March 30,		December 31,
	Location	2013		2012	Location	2013		2012
Commodities	Other current assets	$4,253	(1)	$6,916	Other current assets	$9,989	(1)	$7,112
Foreign currencies	Other current assets	5,766		-	Other current liabilities	-		4,157
Interest rate	Other current assets	-		-	Other current liabilities	8,803		9,810

(1)   Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of March 30, 2013 and December 31, 2012, the commodity derivatives had a margin account balance of $15,222,000 and $14,063,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $9,486,000 and $13,867,000, respectively.

Note 6 – Employee Benefits

Seaboard maintains two defined benefit pension plans for its domestic salaried and clerical employees.  At this time, no contributions are expected to be made to these plans in 2013.  Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees.  Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended
	March 30,	March 31,
(Thousands of dollars)	2013	2012
Components of net periodic benefit cost:
Service cost	$ 2,421	$ 2,226
Interest cost	2,068	2,258
Expected return on plan assets	(1,612)	(1,592)
Amortization and other	1,636	1,530
Net periodic benefit cost	$ 4,513	$ 4,422

Note 7 – Notes Payable, Long-Term Debt, Commitments and Contingencies

In April 2013, Seaboard provided notice of call for early redemption to holders of certain Industrial Development Revenue Bonds (IDRBs) effective May 13, 2013.  As a result, $10,800,000 of IDRBs were reclassified from long-term debt to current maturities of long-term debt as of March 30, 2013.

In February 2013, Seaboard refinanced its committed bank line for $200,000,000 and also extended the maturity date to February 20, 2018. The refinancing of the committed bank line revised the terms by increasing the tangible net worth to $1,870,445,000, plus 25% of cumulative consolidated net income beginning after December 31, 2012, increasing the dividend payment limit to $25,000,000 per year, increasing the subsidiary and priority indebtedness to 20% and eliminated the required consolidated funded debt to consolidated total capitalization ratio.

In December 2012, Seaboard provided notice of call for early redemption to holders of certain IDRBs effective January 14, 2013.  As a result, $13,000,000 of IDRBs were reclassified from long-term debt to current maturities of long-term debt as of December 31, 2012.  A payment of $13,000,000 was made in the first quarter of 2013.

Contingencies

On September 19, 2012, the United States Immigration and Customs Enforcement (“ICE”) executed three search warrants authorizing the seizure of certain records from Seaboard’s offices in Merriam, Kansas and at the Seaboard Foods employment office and the human resources department in Guymon, Oklahoma.  The warrants generally called for the seizure of employment-related files, certain e-mails and other electronic records relating to Medicaid and Medicaid recipient, certain health care providers in the Guymon area, and Seaboard’s health plan and certain personnel issues.  This investigation is being handled by the United States Attorney’s Office for the Western District of Oklahoma (“USAO”).  Seaboard is cooperating with the USAO in connection with this investigation.  No civil or criminal proceedings or charges have been filed or brought.  It is not possible at this time to determine whether Seaboard will incur any fines, penalties or material liabilities in connection with this matter.

Seaboard is subject to various legal proceedings related to the normal conduct of its business, including various environmental related actions.  In the opinion of management, none of these actions is expected to result in a judgment having a materially adverse effect on the Condensed Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of March 30, 2013, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of March 30, 2013, Seaboard had outstanding letters of credit (“LCs”) with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $39,960,000 and $3,744,000, respectively.  These LCs included $18,397,000 of LCs, which support the IDRBs included as long-term debt and $21,801,000 of LCs related to insurance coverages.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss, net of tax, for the three months ended March 30, 2013 are as follows:

	Cumulative
	Foreign	Unrealized		Unrealized
	Currency	Gain (Loss)		Loss on	Unrecognized
	Translation	on		Cash Flow	Pension
(Thousands of dollars)	Adjustment	Investments		Hedges	Cost	Total

Balance December 31, 2012	$(109,457)	$2,232		$(113)	$(64,206)	$(171,544)
Other comprehensive income (loss) before reclassifications	(6,122)	639		-	-	(5,483)
Amounts reclassified from accumulated other comprehensive loss	-	(210	)(1)	-	1,192 (2)	982

Net current-period other comprehensive income (loss)	(6,122)	429		-	1,192	(4,501)
Balance March 30, 2013	$(115,579)	$2,661		$(113)	$(63,014)	$(176,045)

(1) This represents realized gains on the sale of available-for-sale securities and are recorded in other investment income, net.

(2) This primarily represents the amortization of actuarial losses that are included in net periodic pension cost and are recorded in operating income.  See Note 6 for further discussion.

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At March 30, 2013, the Sugar segment had $197,474,000 in net assets denominated in Argentine pesos and $4,234,000 in net assets denominated in U.S. dollars.  Management anticipates that the Argentine peso may continue to weaken against the U.S. dollar and thus it is anticipated that Seaboard will incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2013.

With the exception of the foreign currency translation adjustment to which a 35 percent federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39 percent effective tax rate.  In addition, the unrecognized pension cost includes $20,737,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On October 19, 2012, the Board of Directors extended through October 31, 2015 the share repurchase program initially approved on November 6, 2009. Under this share repurchase program, Seaboard was originally authorized to repurchase from time to time up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price.  During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchase will be funded by cash on hand.  Shares repurchased will be retired and resume the status of authorized and unissued shares.  All stock repurchased will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board’s stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion. As of March 30, 2013, $32,838,000 remained available for repurchases under this program.  For the three months ended March 30, 2013, Seaboard repurchased 147 shares of common stock at a total cost of $367,000.

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

Note 9 - Segment Information

The Tax Act signed into law in January 2013 as discussed in Note 4, renewed and extended the Federal blender’s credits that Seaboard is entitled to receive for biodiesel it blends which had previously expired on December 31, 2011 and renewed retroactively to January 1, 2012 with an expiration of December 31, 2013.  As a result, in the first quarter of 2013 the Pork segment recognized a one-time credit of approximately $11,260,000 as revenues related to this Federal blender’s tax incentive for gallons produced and sold in fiscal 2012.  The impact for the remainder of 2013 is not expected to be as significant as market prices for biodiesel are anticipated to adjust downward as a result of the renewed credit.

In January 2012, Seaboard made a payment of $2,825,000, net of cash acquired, to increase its ownership interest from 50% to 70% in PS International, LLC (PSI), an international specialty grain trading business headquartered in North Carolina. As a result, effective January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for this investment. An additional payment was made in 2012 subsequent to first quarter of 2012 for this transaction upon final verification of certain balance sheet items as of December 31, 2011. On December 31, 2012, Seaboard further increased its ownership from 70% to 85%.  Total cash paid for these two transactions in 2012, net of cash acquired was $3,186,000 and $3,045,000, respectively.  Pro forma results of operations are not presented, as the effects of consolidation are not material to Seaboard’s results of operations.

On April 8, 2011, Seaboard closed the sale of its two floating power generating facilities in the Dominican Republic.  On April 20, 2011, Seaboard signed a short-term lease agreement that allowed Seaboard to resume operations of one of the facilities (72 megawatts).  Seaboard and the purchaser also agreed to defer the sale to the purchaser of the inventory related to the leased facility until the end of the lease term.  Seaboard continues to operate this facility under a short-term lease agreement that may be canceled by either party. Also, as of March 30, 2013, $1,500,000 of the original sale price for this power generating facility remained in escrow for potential dry dock costs. Seaboard retained all other physical properties of this business and constructed a new 106 megawatt floating power generating facility for use in the Dominican Republic, which began commercial operations in March 2012.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three months ended March 30, 2013 and March 31, 2012 of $370,570,000 and $301,616,000, respectively. Butterball had operating income (loss) for the three months ended March 30, 2013 and March 31, 2012 of $(2,103,000) and $23,365,000, respectively.  In the first quarter of 2013, Butterball incurred additional charges for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility of which Seaboard’s proportionate share of these charges represented $(2,704,000) recognized in loss from affiliate.  As of March 30, 2013 and December 31, 2012, the Turkey segment had total assets of $981,149,000 and $871,945,000, respectively.

On December 31, 2012, Seaboard provided a loan of $81,231,000 to Butterball and was included in Notes Receivable from Affiliate.  This loan was made to fund Butterball’s purchase of assets from Gusto Packing Company, Inc., a pork and turkey further processor located in Montgomery, Illinois. In late March 2013, Butterball renegotiated its third party financing and on March 28, 2013 repaid in full this loan from Seaboard.

In conjunction with Seaboard’s initial investment in Butterball on December 6, 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $115,740,000 as of March 30, 2013.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity.  During the third quarter of 2011, Seaboard provided a term loan of $13,037,000 to Butterball to pay off capital leases for certain fixed assets which originally were financed with third parties.  The effective interest rate on the term loan is approximately 12%.  Although the term loan expires on January 31, 2018, Seaboard anticipates that Butterball will pay off the term loan prior to such expiration date as Butterball is expected to sell all of the related assets and is required to remit the proceeds from such sale to Seaboard to repay the loan.  As of March 30, 2013, the balance of the term loan recorded in long-term notes receivable from affiliate was $9,071,000.

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

Sales to External Customers:

	Three Months Ended
	March 30,	March 31,
(Thousands of dollars)	2013	2012

Pork	$409,252	$400,661
Commodity Trading and Milling	800,754	724,538
Marine	230,156	233,749
Sugar	66,164	73,619
Power	72,967	35,536
All Other	3,003	3,010
Segment/Consolidated Totals	$1,582,296	$1,471,113

Operating Income (Loss):

	Three Months Ended
	March 30,	March 31,
(Thousands of dollars)	2013	2012

Pork	$32,264	$52,873
Commodity Trading and Milling	12,328	25,693
Marine	(3,266)	491
Sugar	16,541	16,977
Power	12,939	5,820
All Other	120	6
Segment Totals	70,926	101,860
Corporate Items	(7,468)	(8,504)
Consolidated Totals	$63,458	$93,356

Income (Loss) from Affiliates:

	Three Months Ended
	March 30,	March 31,
(Thousands of dollars)	2013	2012

Commodity Trading and Milling	$2,090	$707
Sugar	93	(1)
Turkey	(5,033)	8,863
Segment/Consolidated Totals	$(2,850)	$9,569

Total Assets:

	March 30,	December 31,
(Thousands of dollars)	2013	2012

Pork	$762,048	$740,245
Commodity Trading and Milling	1,041,631	992,507
Marine	285,504	281,215
Sugar	239,006	254,445
Power	238,302	235,377
Turkey	330,403	423,825
All Other	4,746	5,288
Segment Totals	2,901,640	2,932,902
Corporate Items	466,694	414,879
Consolidated Totals	$3,368,334	$3,347,781

Investments in and Advances to Affiliates:

	March 30,	December 31,
(Thousands of dollars)	2013	2012

Commodity Trading and Milling	$195,976	$186,873
Sugar	2,754	2,775
Turkey	205,592	220,894
Segment/Consolidated Totals	$404,322	$410,542

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of March 30, 2013 increased $33.1 million to $394.1 million from December 31, 2012.  The increase was primarily the result of principal payments received on notes receivable from affiliates of $81.2 million and an increase in notes payable of $22.9 million.  Partially offsetting the increase was cash used for capital expenditures of $34.9 million, net cash used by operating activities of $21.1 million and principal payments of long-term debt of $13.1 million.  Cash from operating activities decreased $47.9 million for the three months ended March 30, 2013 compared to the same period in 2012, primarily as a result of an increase in inventories in the Commodity Trading and Milling segment.

Acquisitions, Capital Expenditures and Other Investing Activities

During the three months ended March 30, 2013, Seaboard invested $34.9 million in property, plant and equipment, of which $15.6 million was expended in the Pork segment, $11.7 million in the Marine segment and $7.6 million in all other segments. The Pork segment expenditures were primarily for additional finishing barns, improvements to existing facilities and related equipment and construction of a new feed mill. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment.  All other segments’ capital expenditures were of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2013, management has budgeted capital expenditures totaling $154.9 million.  The Pork segment plans to spend $60.2 million primarily for additional finishing barns, improvements to existing facilities and related equipment and to complete construction on a new feed mill.  The Commodity Trading and Milling segment has budgeted $23.4 million primarily for improvements to existing facilities and related equipment and another payment on four dry bulk vessels. The Marine segment has budgeted $47.9 million primarily for additional cargo carrying and handling equipment.  In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and additional dry bulk vessels for the Commodity Trading and Milling segment during 2013.  The Sugar segment plans to spend $21.7 million primarily on normal upgrades to existing operations, including cane re-planting. The balance of $1.7 million is planned to be spent in all other businesses.  Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments or Seaboard’s available borrowing capacity.

On March 28, 2013, Butterball, LLC (Butterball) repaid in full the $81.2 million loan Seaboard made on December 31, 2012 to its non-consolidated affiliate, to fund its purchase of assets from Gusto Packing Company, Inc.  In addition, during the first quarter of 2013, Butterball paid a cash dividend to Seaboard in the amount of $10.3 million.

Effective, January 1, 2012, Seaboard increased its ownership interest in PS International, LLC (PSI), a specialty grain trading business located in Chapel Hill, North Carolina, from 50% to 70% by making an initial cash payment of $3.7 million in January 2012. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Financing Activities and Debt

In February 2013, Seaboard refinanced its long-term committed credit facility for the same available amount and a maturity date of February 20, 2018.  As of March 30, 2013, Seaboard had a committed line of credit totaling $200.0 million and uncommitted lines totaling $195.1 million.  As of March 30, 2013, there was $30.0 million outstanding under the committed line of credit and borrowings under the uncommitted lines of credit totaled $21.6 million, with the uncommitted line all related to foreign subsidiaries.  Outstanding standby letters of credit reduced Seaboard’s borrowing capacity under its committed and uncommitted credit lines by $40.0 million and $3.7 million, respectively, primarily representing $18.4 million for Seaboard’s outstanding Industrial Development Revenue Bonds and $21.8 million related to insurance coverage.

In April 2013, Seaboard provided notice of call for early redemption to holders of certain IDRBs effective May 13, 2013.  As a result, $10.8 million of IDRBs were reclassified from long-term debt to current maturities of long-term debt as of March 30, 2013. In December 2012, Seaboard provided notice of call for early redemption to holders of certain IDRBs effective January 14, 2013.  As a result, $13.0 million of IDRBs were reclassified from long-term debt to current maturities of long-term debt as of December 31, 2012.  Seaboard paid $13.0 million in the first quarter of 2013.

Seaboard’s remaining 2013 scheduled long-term debt maturities total $22.8 million.  As of March 30, 2013, Seaboard had cash and short-term investments of $394.1 million, additional total net working capital of $1,221.2 million and a $200.0 million committed line of credit maturing on February 20, 2018.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2013. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of March 30, 2013, $148.3 million of the $394.1 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

As of March 30, 2013, Seaboard believes its exposure to the current potential European sovereign debt problems is not material. Seaboard monitors these exposures and currently does not believe there is a significant risk.

On October 19, 2012, the Board of Directors extended through October 31, 2015 the share repurchase program initially approved on November 6, 2009. For the three months ended March 30, 2013, Seaboard used cash to repurchase 147 shares of common stock at a total price of $0.4 million.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion of this item.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales increased to $1,582.3 million for the first quarter of 2013 compared to $1,471.1 million for the first quarter of 2012.  The increase primarily reflected higher sales for commodity trading from increased prices for wheat and soybean meal and increased sales volume from operating the new power generating facility the entire first quarter of 2013 partially offset by lower domestic sales prices for pork products sold.

Operating income decreased to $63.5 million in the first quarter of 2013, compared to $93.4 million in the first quarter of 2012.  The decrease primarily reflects lower domestic sales prices for pork products sold and higher feed costs, along with lower margins on commodity trading sales.  Partially offsetting the decrease was a one-time credit related to biodiesel as discussed below.

Pork Segment

	Three Months Ended
	March 30,	March 31,
(Dollars in millions)	2013	2012
Net sales	$409.3	$400.7
Operating income	$32.3	$52.9

Net sales for the Pork segment increased $8.6 million in the first quarter of 2013 compared to the first quarter of 2012.  The increase primarily reflects increased sales volume for biodiesel, a one-time credit of $11.3 million recorded as revenues related to the Tax Act, which renewed and extended the Federal blender’s credits that Seaboard is entitled to receive for biodiesel it blends and, to a lesser extent, higher domestic sales volume for pork products sold. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the Federal blender’s credit. Partially offsetting the increase was lower sales prices for pork products.

Operating income for the Pork segment decreased $20.6 million for the first quarter of 2013 compared to the first quarter of 2012.  The decrease is primarily the result of lower prices for pork products sold as noted above and higher feed costs. Partially offsetting the decrease was the one-time credit of $11.3 million as discussed above.

Management is unable to predict future market prices for pork products or the cost of feed.  However, management anticipates positive operating income for this segment for the remainder of 2013.

Commodity Trading and Milling Segment

	Three Months Ended
	March 30,	March 31,
(Dollars in millions)	2013	2012
Net sales	$800.8	$724.5
Operating income as reported	$12.3	$25.7
Less mark-to-market adjustments	(8.3)	(6.3)
Operating income excluding mark-to-market adjustments	$4.0	$19.4
Income from affiliates	$2.1	$0.7

Net sales for the Commodity Trading and Milling segment increased $76.3 million for the first quarter of 2013 compared to the first quarter of 2012.  The increase was primarily the result of increased prices for wheat and soybean meal.

Operating income for this segment decreased $13.4 million for the first quarter of 2013 compared to the first quarter of 2012.  The decrease primarily reflects lower margins on commodity trading sales to third parties and non-consolidated affiliates, especially on sales of wheat and corn.  The decrease is primarily the result of unfavorable market conditions and certain inventory positions negatively impacted by the decrease in commodity prices in the first quarter of 2013 compared to favorable market conditions and certain inventory positions positively impacted in 2012 from increasing commodity prices.  Partially offsetting the decrease was a recovery of previous inventory write-downs for customer contract performance issues of $4.3 million in the first quarter of 2013. Excluding the effects of the derivative contracts, as discussed below, operating income decreased $15.4 million for the first quarter of 2013 compared to the first quarter of 2012.

As worldwide commodity price fluctuations cannot be predicted, management is unable to predict the level of future sales.  Due to the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results for this segment.  However, management anticipates positive operating income for this segment for the remainder of 2013, although lower than 2012 excluding the potential effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $8.3 million and $6.3 million, for the first quarter of 2013 and 2012, respectively. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2013.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates for the first quarter of 2013 increased by $1.4 million compared to the first quarter of 2012. Based on the uncertainty of local political and economic environments in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment

	Three Months Ended
	March 30,	March 31,
(Dollars in millions)	2013	2012
Net sales	$230.2	$233.7
Operating income (loss)	$(3.3)	$0.5

Net sales for the Marine segment decreased $3.5 million and operating income decreased $3.8 million for the first quarter of 2013 compared to the first quarter of 2012.  The decreases were primarily the result of decreased rates in certain markets served during 2013 compared to 2012. Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2013.  However, management anticipates positive operating income for this segment for the remainder of 2013 although lower than 2012.

Sugar Segment
	Three Months Ended
	March 30,	March 31,
(Dollars in millions)	2013	2012
Net sales	$66.2	$73.6
Operating income	$16.5	$17.0
Income from affiliates	$0.1	$-

Net sales for the Sugar segment decreased $7.4 million for the first quarter of 2013 compared to the first quarter of 2012.  The decrease primarily reflects lower sales prices for sugar in terms of U.S. dollars and decreased volumes of sugar produced and sold.  Sugar sales are primarily denominated in Argentine pesos and the lower sales prices for sugar in terms of U.S. dollars was the result of the exchange rate difference as the Argentine peso continued to weaken against the U.S. dollar in 2013.  Partially offsetting the decrease in net sales was increased sales volume of alcohol.  Management cannot predict sugar and alcohol prices for the remainder of 2013, but management anticipates that the Argentine peso may continue to weaken against the U.S. dollar.

Operating income decreased $0.5 million for the first quarter of 2013 compared to the first quarter of 2012.  The decrease primarily represents lower income from sugar sales as a result of lower volumes of sales and lower sales prices as noted above.  Partially offsetting this decrease was higher income from alcohol sales from increased sales volume as noted above and lower unit cost per cubic meter sold for alcohol primarily from higher production levels.  Management anticipates positive operating income for this segment for the remainder of 2013, although lower than 2012.

Power Segment
	Three Months Ended
	March 30,	March 31,
(Dollars in millions)	2013	2012
Net sales	$73.0	$35.5
Operating income	$12.9	$5.8

Net sales for the Power segment increased $37.5 million for the first quarter of 2013 compared to the first quarter of 2012.  The increase primarily reflects increased volumes from operating the new power generating facility the entire quarter in 2013 and, to a lesser extent, higher spot market rates.  The new power generating facility started operating in March 2012.  Although management cannot predict future spot market rates, sales volumes for the remainder of 2013 are anticipated to be fairly comparable to 2012 as long as the short-term leasing of one power generating facility continues, as discussed in Note 9 to the Condensed Consolidated Financial Statements.

Operating income increased $7.1 million for the first quarter of 2013 compared to the first quarter of 2012.  The increase primarily reflects higher spot market rates while the increased volumes from operating the new power generating facility for the entire quarter in 2013 as noted above was primarily offset by higher operating costs.  Partially offsetting this increase was $2.2 million received in the first quarter of 2012 for delay liquidation damages received from the contractor of the new power generating facility related to the delayed start-up.  Management cannot predict future fuel costs or the extent to which spot market rates will fluctuate compared to fuel costs.  However, management anticipates positive operating income for this segment for the remainder of 2013, although lower than 2012.

Turkey Segment
	Three Months Ended
	March 30,	March 31,
(Dollars in millions)	2013	2012
Income (loss) from affiliate	$(5.0)	$8.9

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball.

The decrease in income from affiliate for the first quarter of 2013 compared to the first quarter of 2012 was primarily the result of higher feed cost. Also during the first quarter of 2013, Butterball incurred additional charges for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility of which Seaboard’s proportionate share represented $2.7 million recognized in loss from affiliate.  In addition, during the first quarter of 2013 the marking to market of commodity derivative contracts resulted in losses of $2.4 million (Seaboard’s proportionate share) as a result of the decrease in commodity prices in late March for corn and soybean meal.  Management anticipates positive income for this segment for the remainder of 2013, excluding the potential effects of marking to market commodity derivative contracts and interest rate exchange agreements.

Foreign Currency Gains (Losses), Net

The foreign currency loss, net for the three month period of 2013 primarily reflects losses from net assets denominated in the Dominican Republic peso.  The foreign currency gain, net for the three months of 2012 primarily reflects gains from net assets denominated in the South African rand.  Seaboard operates in many developing countries.  The political and economic conditions of these markets, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates which exposes Seaboard to fluctuating foreign currency gains and losses which cannot be predicted by Seaboard.

Income Tax Expense

The effective tax rate for 2013 was impacted by the one-time tax benefit of $7.9 million recorded in the first quarter of 2013 related to certain 2012 income tax credits as further discussed in Note 4 to the Condensed Consolidated Financial Statements.  Excluding this one-time tax benefit, the effective tax rate for the first quarter of 2013, which approximates the anticipated effective annual rate, is comparable to the tax rate for the first quarter of 2012 but higher than the final annual effective tax rate for 2012. This is primarily the result of the Power segment being taxable for the first quarter of 2013 compared to being non-taxable for the first quarter of 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations.  Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchases and sale contracts.  Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates.  Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2012.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a–15(e) as of March 30, 2013.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls –There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a–15 that occurred during the fiscal quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard’s purchase of its common stock during the quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	147	2,495.39	147	32,837,569
February 1 to February 28, 2013	-	-	-	32,837,569
March 1 to March 30, 2013	-	-	-	32,837,569
Total	147	2,495.39	147	32,837,569

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $100 million market value of Seaboard common stock initially approved on November 6, 2009, which was extended through October 31, 2015.  All purchases were made through open market or privately negotiated purchases and all the repurchased shares have been retired.

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

101

The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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

SEABOARD CORPORATION

by:	/s/ Robert L. Steer
Robert L. Steer, Executive Vice President,
Chief Financial Officer
(principal financial officer)

Date:	May 9, 2013

by:	/s/ John A. Virgo
John A. Virgo, Senior Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date:	May 9, 2013