Form 10-Q
period 2013-06-29
SEABOARD CORP /DE/
filed 2013-08-06
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

There were 1,191,837 shares of common stock, $1.00 par value per share, outstanding on July 26, 2013.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended				Six Months Ended
		June 29,		June 30,		June 29,		June 30,
		2013		2012		2013		2012
Net sales:
Products (includes sales to affiliates of $164,548, $194,836, $347,083 and $363,184)		$1,371,142		$1,194,991		$2,634,415		$2,385,813
Service revenues		237,948		248,354		483,960		493,109
Other		74,949		67,248		147,960		102,784
Total net sales		1,684,039		1,510,593		3,266,335		2,981,706
Cost of sales and operating expenses:
Products		1,294,124		1,108,998		2,465,826		2,176,963
Services		216,097		226,407		441,092		446,924
Other		58,408		54,622		117,101		82,659
Total cost of sales and operating expenses		1,568,629		1,390,027		3,024,019		2,706,546
Gross income		115,410		120,566		242,316		275,160
Selling, general and administrative expenses		61,861		59,843		125,309		121,081
Operating income		53,549		60,723		117,007		154,079
Other income (expense):
Interest expense		(2,370)		(3,231)		(4,762)		(4,938)
Interest income		4,269		3,044		8,358		5,163
Interest income from affiliates		5,370		5,033		11,525		10,250
Income (loss) from affiliates		(4,547)		9,816		(7,397)		19,385
Other investment income (loss), net		(1,932)		(969)		254		2,490
Foreign currency losses, net		(135)		(3,849)		(1,280)		(585)
Miscellaneous, net		3,870		(4,005)		4,692		(2,656)
Total other income, net		4,525		5,839		11,390		29,109
Earnings before income taxes		58,074		66,562		128,397		183,188
Income tax expense		(18,048)		(16,870)		(30,614)		(51,496)
Net earnings		$40,026		$49,692		$97,783		$131,692
Less: Net loss (income) attributable to noncontrolling interests		(479)		405		(782)		614
Net earnings attributable to Seaboard		$39,547		$50,097		$97,001		$132,306
Earnings per common share	$33.07		$41.58		$81.06		$109.63
Other comprehensive income (loss), net of income tax benefit of $2,939, $1,752, $5,540 and $2,565:
Foreign currency translation adjustment		(6,699)		(3,601)		(12,821)		(3,141)
Unrealized gain (loss) on investments		(2,137)		(313)		(1,708)		1,171
Unrealized loss on cash flow hedges		-		-		-		(91)
Unrecognized pension cost		2,545		2,243		3,737		3,320
Other comprehensive income (loss), net of tax		$(6,291)		$(1,671)		$(10,792)		$1,259
Comprehensive income		33,735		48,021		86,991		132,951
Less: Comprehensive loss (income) attributable to noncontrolling interests		(522)		422		(819)		575
Comprehensive income attributable to Seaboard		$33,213		$48,443		$86,172		$133,526
Average number of shares outstanding		1,195,815		1,204,837		1,196,656		1,206,871

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	June 29,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$39,011	$47,651
Short-term investments	358,506	313,379
Receivables, net of allowance	538,249	521,892
Inventories	752,101	756,864
Deferred income taxes	22,218	24,586
Other current assets	126,937	118,391
Total current assets	1,837,022	1,782,763
Net property, plant and equipment	866,315	843,879
Investments in and advances to affiliates	403,969	410,542
Notes receivable from affiliate	128,090	202,931
Goodwill	43,218	43,218
Other intangible assets, net	19,219	19,843
Other assets	47,925	44,605
Total assets	$3,345,758	$3,347,781

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$65,377	$28,786
Current maturities of long-term debt	12,009	25,138
Accounts payable	168,006	217,041
Deferred revenue	64,310	53,811
Deferred revenue from affiliates	1,787	24,131
Other current liabilities	313,960	327,668
Total current liabilities	625,449	676,575
Long-term debt, less current maturities	104,172	120,825
Deferred income taxes	28,300	33,929
Other liabilities and deferred credits	206,340	208,263
Total non-current liabilities	338,812	363,017
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value, Authorized 1,250,000 shares; issued and outstanding 1,192,568 and 1,197,660 shares	1,193	1,198
Accumulated other comprehensive loss	(182,336)	(171,544)
Retained earnings	2,558,209	2,474,896
Total Seaboard stockholders’ equity	2,377,066	2,304,550
Noncontrolling interests	4,431	3,639
Total equity	2,381,497	2,308,189
Total liabilities and stockholders’ equity	$3,345,758	$3,347,781

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$97,783	$131,692
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	46,513	44,333
Gain from sale of fixed assets	(6,393)	(2,951)
Deferred income taxes	2,278	(17,689)
Pay-in-kind interest and accretion on note receivable from affiliate	(6,431)	(5,758)
Loss (income) from affiliates	7,397	(19,385)
Dividends received from affiliates	11,129	596
Other investment income, net	(254)	(2,490)
Other	(109)	2,433
Changes in current assets and liabilities, net of business acquired:
Receivables, net of allowance	(26,429)	(15,590)
Inventories	(3,186)	83,692
Other current assets	(8,598)	(1,421)
Current liabilities, exclusive of debt	(70,405)	(64,732)
Other, net	3,119	10,523
Net cash from operating activities	46,414	143,253
Cash flows from investing activities:
Purchase of short-term investments	(391,782)	(434,890)
Proceeds from the sale of short-term investments	338,843	300,911
Proceeds from the maturity of short-term investments	3,644	19,993
Investments in and advances to affiliates, net	(11,913)	(6,791)
Capital expenditures	(82,136)	(68,056)
Proceeds from the sale of fixed assets	9,890	5,839
Principal payments received on long-term notes receivable from affiliate	81,272	564
Purchase of long-term investments	(3,079)	(6,525)
Acquisition of business, net of cash acquired	-	(2,825)
Other, net	7,382	545
Net cash from investing activities	(47,879)	(191,235)
Cash flows from financing activities:
Notes payable to banks, net	36,820	14,135
Proceeds from the issuance of long-term debt	-	32,682
Principal payments of long-term debt	(29,767)	(5,928)
Repurchase of common stock	(13,693)	(15,949)
Other, net	(644)	208
Net cash from financing activities	(7,284)	25,148
Effect of exchange rate change on cash	109	(550)
Net change in cash and cash equivalents	(8,640)	(23,384)
Cash and cash equivalents at beginning of year	47,651	71,510
Cash and cash equivalents at end of period	$39,011	$48,126

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

Supplemental Non-Cash Transactions

As discussed in Note 9, effective January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for their investment in PS International, LLC with Seaboard’s ownership interest increasing from 50% to 70% as a result of cash paid, net of cash acquired of $2,825,000 in January 2012. An additional payment was made in 2012 subsequent to the second quarter of 2012 for this transaction upon final verification of certain balance sheet items as of December 31, 2011. On December 31, 2012, Seaboard further increased its ownership from 70% to 85%. Total cash paid during the first quarter 2012, net of cash acquired was $2,825,000, and increased working capital by $14,419,000, fixed assets by $163,000, goodwill by $2,590,000, intangible assets by $621,000, other long-term assets by $96,000, non-controlling interest by $5,649,000 and decreased investment in and advances to affiliates by $9,415,000. A final payment of $515,000 was made in the second quarter of 2013, which increased intangible assets.  See Note 9 for additional information.

As discussed in Note 9, Seaboard has a note receivable from an affiliate which accrues pay-in-kind interest income. Seaboard recognized $3,320,000 and $6,431,000, respectively, of non-cash, pay-in-kind interest income and accretion of discount for the three and six months ended June 29, 2013 and $2,940,000 and $5,758,000, respectively, for the three and six months ended June 30, 2012, respectively, related to this note receivable.

Note 2– Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income (loss), net.  At June 29, 2013 and December 31, 2012, amortized cost and estimated fair value were not materially different for these investments.

At June 29, 2013, money market funds included $7,987,000 denominated in Canadian dollars, $5,298,000 denominated in British Pounds and $3,500,000 denominated in Euros.  As of June 29, 2013, the trading securities primarily consisted of high yield debt securities.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at June 29, 2013 and December 31, 2012.

	2013		2012
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value

Money market funds	$148,983	$148,983	$126,537	$126,537
Corporate bonds	69,724	70,098	67,275	69,214
Enhanced cash mutual fund	25,000	24,978	-	-
U.S. Government agency securities	23,404	23,271	23,647	23,775
Emerging markets debt mutual fund	17,693	17,278	17,693	18,734
U.S. Treasury securities	16,973	16,935	17,165	17,169
Collateralized mortgage obligations	15,359	15,315	15,059	15,162
Asset backed debt securities	11,395	11,423	12,180	12,238
Total available-for-sale short-term investments	328,531	328,281	279,556	282,829
High yield trading debt securities	23,536	24,214	21,839	23,406
Emerging markets trading debt mutual fund	3,120	2,929	3,046	3,237
Emerging markets trading debt securities	1,989	2,034	2,361	2,600
Other trading investments	1,015	1,048	1,262	1,307
Total available-for-sale and trading short-term investments	$358,191	$358,506	$308,064	$313,379

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of June 29, 2013.

(Thousands of dollars)	2013

Due within one year	$2,128
Due after one year through three years	57,362
Due after three years	51,283
Total fixed rate securities	$110,773

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at June 29, 2013 and December 31, 2012:

	June 29,	December 31,
(Thousands of dollars)	2013	2012
At lower of LIFO cost or market:
Live hogs and materials	$245,473	$258,638
Fresh pork and materials	30,507	31,495
	275,980	290,133
LIFO adjustment	(74,013)	(90,730)
Total inventories at lower of LIFO cost or market	201,967	199,403
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	332,885	317,573
Sugar produced and in process	59,334	65,986
Other	70,230	73,606
Total inventories at lower of FIFO cost or market	462,449	457,165
Grain, flour and feed at lower of weighted average cost or market	87,685	100,296
Total inventories	$752,101	$756,864

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments.  Seaboard’s U.S. federal income tax years’ are closed through 2009. Seaboard’s 2010 U.S. income tax return is currently under IRS examination.  There have not been any material changes in unrecognized income tax benefits since December 31, 2012.  Interest related to unrecognized tax benefits and penalties was not material for the six months ended June 29, 2013.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of June 29, 2013 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first six months of 2013.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	June 29,
(Thousands of dollars)	2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$148,983	$148,983	$-	$-
Corporate bonds	70,098	-	70,098	-
Enhanced cash mutual fund	24,978	24,978	-	-
U.S. Government agency securities	23,271	-	23,271	-
Emerging markets debt mutual fund	17,278	17,278	-	-
U.S. Treasury securities	16,935	-	16,935	-
Collateralized mortgage obligations	15,315	-	15,315	-
Asset backed debt securities	11,423	-	11,423	-
Trading securities - short-term investments:
High yield debt securities	24,214	-	24,214	-
Emerging markets trading debt mutual fund	2,929	2,929	-	-
Emerging markets trading debt securities	2,034	-	2,034	-
Other trading investments	1,048	512	536	-
Trading securities - other current assets:
Domestic equity securities	21,437	21,437	-	-
Foreign equity securities	8,587	5,323	3,264	-
Fixed income mutual funds	5,725	5,725	-	-
U.S. Treasury securities	1,623	-	1,623	-
Money market funds	1,586	1,586	-	-
U.S. Government agency securities	1,106	-	1,106	-
Corporate bonds	83	-	83	-
Other	290	239	51	-
Derivatives:
Commodities(1)	6,581	6,581	-	-
Foreign currencies	4,309	-	4,309	-
Total Assets	$409,833	$235,571	$174,262	$-
Liabilities:
Derivatives:
Commodities(1)	$13,636	$13,636	$-	$-
Interest rate swaps	5,297	-	5,297	-
Foreign currencies	184	-	184	-
Total Liabilities	$19,117	$13,636	$5,481	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of June 29, 2013, the commodity derivatives had a margin account balance of $22,188,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $15,133,000.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and also the level within the fair value hierarchy used to measure each category of assets.

	Balance
	December 31,
(Thousands of dollars)	2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$126,537	$126,537	$ -	$ -
Corporate bonds	69,214	-	69,214	-
U.S. Government agency securities	23,775	-	23,775	-
Emerging markets debt mutual fund	18,734	18,734	-	-
U.S. Treasury securities	17,169	-	17,169	-
Collateralized mortgage obligations	15,162	-	15,162	-
Asset backed debt securities	12,238	-	12,238	-
Trading securities - short term investments:
High yield debt securities	23,406	-	23,406	-
Emerging markets trading debt mutual fund	3,237	3,237	-	-
Emerging markets trading debt securities	2,600	-	2,600	-
Other trading investments	1,307	822	485	-
Trading securities - other current assets:
Domestic equity securities	15,864	15,864	-	-
Fixed income mutual funds	7,153	7,153	-	-
Foreign equity securities	6,831	4,218	2,613	-
Money market funds	3,157	3,157	-	-
U.S. Government agency securities	2,117	-	2,117	-
U.S. Treasury securities	1,567	-	1,567	-
Corporate bonds	60	-	60	-
Other	239	187	52	-
Derivatives:
Commodities(1)	6,916	6,699	217	-
Foreign currencies	-	-	-	-
Total Assets	$357,283	$186,608	$170,675	$ -
Liabilities:
Derivatives:
Commodities(1)	$ 7,112	$ 7,112	$ -	$ -
Interest rate swaps	9,810	-	9,810	-
Foreign currencies	4,157	-	4,157	-
Total Liabilities	$ 21,079	$ 7,112	$ 13,967	$ -

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

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. If Seaboard’s debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy. The amortized cost and estimated fair values of investments and long-term debt at June 29, 2013 and December 31, 2012 are presented below.

	2013		2012
(Thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, available-for-sale	$ 328,531	$ 328,281	$ 279,556	$ 282,829
Short-term investments, trading debt securities	29,660	30,225	28,508	30,550
Long-term debt	116,181	119,006	145,963	149,333

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At June 29, 2013, Seaboard had open net derivative contracts to purchase 101,880,000 pounds of hogs and 19,936,000 pounds of sugar and open net derivative contracts to sell 16,500,000 pounds of soybean oil, 7,278,000 bushels of grain, 1,554,000 gallons of heating oil and 134,000 tons of soybean meal.  At December 31, 2012, Seaboard had open net derivative contracts to purchase 28,896,000 pounds of sugar, 15,403,000 bushels of grain and 120,000 pounds of cheese and open net derivative contracts to sell 21,080,000 pounds of hogs, 546,000 gallons of heating oil, 220,000 pounds of dry whey powder and 53,000 tons of soybean meal.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies.  Foreign currency exchange agreements that were primarily related to an underlying commodity transaction were recorded at fair value with changes in value marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.  Foreign currency exchange agreements that were not related to an underlying commodity transaction were recorded at fair value with changes in value marked to market as a component of foreign currency gain (loss) on the Condensed Consolidated Statements of Comprehensive Income.

At June 29, 2013 and December 31, 2012, Seaboard had trading foreign currency exchange agreements to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $139,616,000 and $243,563,000, respectively, primarily related to the South African Rand.

Interest Rate Exchange Agreements

In May 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on three notional amounts of $25,000,000 each.  In August 2010, Seaboard entered into another ten-year interest rate exchange agreement with a notional amount of $25,000,000 that has terms similar to those for the other three interest rate exchange agreements referred to above.  In September 2012, Seaboard terminated one interest rate exchange agreement with a notional value of $25,000,000. Seaboard made a payment in the amount of $3,861,000 to unwind this agreement. While Seaboard has certain variable rate debt, these interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in Miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At June 29, 2013 and December 31, 2012, Seaboard had three interest rate exchange agreements outstanding with a total notional value of $75,000,000.

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  As of June 29, 2013, Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $4,309,000 with six counterparties.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2013 and June 30, 2012.

(Thousands of dollars)
		Three Months Ended		Six Months Ended
		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Commodities	Cost of sales	$ 5,867	$ (5,699)	$ 1,059	$ (8,114)
Foreign currencies	Cost of sales	1,993	5,118	13,499	(299)
Foreign currencies	Foreign currency	1,820	101	5,887	(3,612)
Interest rate	Miscellaneous, net	2,962	(4,400)	3,434	(3,752)

The following table provides the fair value of each type of derivative held as of June 29, 2013 and December 31, 2012 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)		Asset Derivatives			Liability Derivatives
		June 29,	December 31,		June 29,	December 31,
		2013	2012		2013	2012
Commodities	Other current assets	$ 6,581(1)	$ 6,916	Other current assets	$ 13,636(1)	$ 7,112
Foreign currencies	Other current assets	4,309	-	Other current liabilities	184	4,157
Interest rate	Other current assets	-	-	Other current liabilities	5,297	9,810

(1)   Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of June 29, 2013 and December 31, 2012, the commodity derivatives had a margin account balance of $22,188,000 and $14,063,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $15,133,000 and $13,867,000, respectively.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands of dollars)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$ 2,263	$ 2,210	$ 4,684	$ 4,436
Interest cost	2,035	2,177	4,103	4,435
Expected return on plan assets	(1,614)	(1,617)	(3,226)	(3,209)
Amortization and other	1,543	1,567	3,179	3,097
Agreement termination gain	(3,204)	-	(3,204)	-
Settlement	-	1,796	-	1,796
Net periodic benefit cost	$ 1,023	$ 6,133	$ 5,536	$10,555

In late April 2013, Mr. Joseph E. Rodrigues, Seaboard’s board member and retired former Executive Vice President and Treasurer of Seaboard Corporation, passed away.  During retirement, Mr. Rodrigues received retirement payments under an individual, non-qualified, unfunded supplemental retirement agreement.  Upon his death, this agreement terminated which eliminated the remaining accrued pension liability. This resulted in a one-time agreement termination gain of $3,204,000, or $1,954,000 net of tax, which was recognized in net earnings in addition to a gain of $2,148,000, or $1,310,000 net of tax, from the elimination of unrecognized pension cost in other comprehensive income during the second quarter of 2013.

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

Note 7 – Notes Payable, Long-Term Debt, Commitments and Contingencies

In April 2013, Seaboard provided notice of call for early redemption to holders of certain Industrial Development Revenue Bonds (IDRBs) effective May 13, 2013.  As a result, $10,800,000 of IDRBs were reclassified from long-term debt to current maturities of long-term debt as of March 30, 2013.  A payment of $10,800,000 was made in the second quarter of 2013.

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

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of June 29, 2013, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of June 29, 2013, Seaboard had outstanding letters of credit (“LCs”) with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $44,960,000 and $3,736,000, respectively.  These LCs included $18,397,000 of LCs, which support the IDRBs included as long-term debt and $26,801,000 of LCs related to insurance coverages.

Commitments

In July 2013, Seaboard Marine, Ltd. (“Seaboard Marine”) amended its Terminal Agreement with Miami-Dade County primarily to provide increased acreage, minimum usage of port cranes and add one additional five-year renewal option.  Under this amended terminal agreement, Seaboard Marine’s total minimum payments over the initial term of the agreement through September 30, 2028, increased by approximately $75,600,000 and now includes three five-year renewal options.  This minimum amount could increase if certain conditions are met.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss, net of tax, for the three months ended June 29, 2013 are as follows:

	Cumulative
	Foreign	Unrealized		Unrealized
	Currency	Gain (Loss)		Loss on	Unrecognized
	Translation	on		Cash Flow	Pension
(Thousands of dollars)	Adjustment	Investments		Hedges	Cost	Total
Balance March 30, 2013	$(115,579)	$2,661		$(113)	$(63,014)	$(176,045)
Other comprehensive income (loss) before reclassifications	(6,699)	(1,948)		-	1,310	(7,337)
Amounts reclassified from accumulated other comprehensive loss	-	(189)	(1)	-	1,235 (2)	1,046
Net current-period other comprehensive income (loss)	(6,699)	(2,137)		-	2,545	(6,291)
Balance June 29, 2013	$(122,278)	$524		$(113)	$(60,469)	$(182,336)

(1) This represents realized gains on the sale of available-for-sale securities and are recorded in other investment income, net.

(2) This primarily represents the amortization of actuarial losses that are included in net periodic pension cost and are recorded in operating income.  See Note 6 for further discussion.

The components of and changes in accumulated other comprehensive loss, net of tax, for the six months ended June 29, 2013 are as follows:

	Cumulative
	Foreign	Unrealized		Unrealized
	Currency	Gain (Loss)		Loss on	Unrecognized
	Translation	on		Cash Flow	Pension
(Thousands of dollars)	Adjustment	Investments		Hedges	Cost	Total
Balance December 31, 2012	$(109,457)	$2,232		$(113)	$(64,206)	$(171,544)
Other comprehensive income (loss) before reclassifications	(12,821)	(1,309)		-	1,310	(12,820)
Amounts reclassified from accumulated other comprehensive loss	-	(399)	(1)	-	2,427 (2)	2,028
Net current-period other comprehensive income (loss)	(12,821)	(1,708)		-	3,737	(10,792)
Balance June 29, 2013	$(122,278)	$524		$(113)	$(60,469)	$(182,336)

(1) This represents realized gains on the sale of available-for-sale securities and are recorded in other investment income, net.

(2) This primarily represents the amortization of actuarial losses that are included in net periodic pension cost and are recorded in operating income.  See Note 6 for further discussion.

As discussed in Note 6 to the Condensed Consolidated Financial Statements, Seaboard recognized a one-time retirement agreement termination gain of $1,310,000 net of tax, in unrecognized pension cost in other comprehensive income during the second quarter of 2013.

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At June 29, 2013, the Sugar segment had $189,857,000 in net assets denominated in Argentine pesos and $1,700,000 in net assets denominated in U.S. dollars.  Management anticipates that the Argentine peso may continue to weaken against the U.S. dollar and thus it is anticipated that Seaboard will incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2013.

With the exception of the foreign currency translation adjustment to which a 35 percent federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39 percent effective tax rate.  In addition, the unrecognized pension cost includes $20,346,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On October 19, 2012, the Board of Directors extended through October 31, 2015 the share repurchase program initially approved on November 6, 2009. Under this share repurchase program, Seaboard was originally authorized to repurchase from time to time up to $100,000,000 market value of its Common Stock in open market or privately negotiated purchases which may be above or below the traded market price.  During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchase will be funded by cash on hand.  Shares repurchased will be retired and resume the status of authorized and unissued shares.  All stock repurchased will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board’s stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion. As of June 29, 2013, $19,512,000 remained available for repurchases under this program.  For the six months ended June 29, 2013, Seaboard repurchased 5,092 shares of common stock at a total cost of $13,693,000.

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

Note 9 - Segment Information

The Tax Act signed into law in January 2013 as discussed in Note 4, renewed and extended the Federal credits that Seaboard is entitled to receive for biodiesel it blends which had previously expired on December 31, 2011 and renewed retroactively to January 1, 2012 with an expiration of December 31, 2013.  As a result, in the first quarter of 2013 the Pork segment recognized a one-time credit of approximately $11,260,000 as revenues related to this Federal blender’s tax incentive for gallons produced and sold in fiscal 2012.  The impact for the remainder of 2013 is not expected to be significant as market prices for biodiesel have adjusted downward as a result of the renewed credit.

In January 2012, Seaboard made a payment of $2,825,000, net of cash acquired, to increase its ownership interest from 50% to 70% in PS International, LLC (PSI), a specialty grain trading business headquartered in North Carolina. As a result, effective January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for this investment. An additional payment was made in 2012 subsequent to the second quarter of 2012 for this transaction upon final verification of certain balance sheet items as of December 31, 2011. On December 31, 2012, Seaboard further increased its ownership from 70% to 85%.  Total cash paid for these two transactions in 2012, net of cash acquired was $3,186,000 and $3,045,000, respectively.  An additional payment in the amount of $515,000 was made in the second quarter of 2013 for the December 2012 transaction upon final verification of certain balance sheet items as of December 31, 2012. Pro forma results of operations are not presented, as the effects of consolidation are not material to Seaboard’s results of operations.

On April 8, 2011, Seaboard closed the sale of its two floating power generating facilities in the Dominican Republic.  On April 20, 2011, Seaboard signed a short-term lease agreement that allowed Seaboard to resume operations of one of the facilities (72 megawatts).  Seaboard and the purchaser also agreed to defer the sale to the purchaser of the inventory related to the leased facility until the end of the lease term.  Seaboard continues to operate this facility under a short-term lease agreement that may be canceled by either party. Also, as of June 29, 2013, $1,500,000 of the original sale price for this power generating facility remained in escrow for potential dry dock costs. Seaboard retained all other physical properties of this business and constructed a new 106 megawatt floating power generating facility for use in the Dominican Republic, which began commercial operations in March 2012.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three and six months ended June 29, 2013 of $353,944,000 and $724,514,000, respectively, compared to total net sales for the three and six months ended June 30, 2012 of $302,423,000 and $604,039,000, respectively. Butterball had operating income (loss) for the three and six months ended June 29, 2013 of $(2,417,000) and $(4,520,000), respectively, compared to operating income for the three and six months ended June 30, 2012 of $17,767,000 and $41,132,000, respectively.  In the first quarter of 2013, Butterball incurred additional charges for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility of which Seaboard’s proportionate share of these charges represented $(2,704,000) recognized in loss from affiliate.  As of June 29, 2013 and December 31, 2012, the Turkey segment had total assets of $1,030,452,000 and $871,945,000, respectively.

On December 31, 2012, Seaboard provided a loan of $81,231,000 to Butterball, which was included in Notes Receivable from Affiliate.  This loan was made to fund Butterball’s purchase of assets from Gusto Packing Company, Inc., a pork and turkey further processor located in Montgomery, Illinois. In late March 2013, Butterball renegotiated its third party financing and on March 28, 2013 repaid in full this loan from Seaboard.

In conjunction with Seaboard’s initial investment in Butterball on December 6, 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $119,060,000 as of June 29, 2013.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity.  During the third quarter of 2011, Seaboard provided a term loan of $13,037,000 to Butterball to pay off capital leases for certain fixed assets which originally were financed with third parties.  The effective interest rate on the term loan is approximately 12%.  Although the term loan expires on January 31, 2018, Seaboard anticipates that Butterball will pay off the term loan prior to such expiration date as Butterball is expected to sell all of the related assets and is required to remit the proceeds from such sale to Seaboard to repay the loan.  As of June 29, 2013, the balance of the term loan recorded in long-term notes receivable from affiliate was $9,030,000.

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

Sales to External Customers:
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands of dollars)	2013	2012	2013	2012

Pork	$416,850	$400,667	$826,102	$801,328
Commodity Trading and Milling	894,762	725,076	1,695,516	1,449,614
Marine	226,725	236,062	456,881	469,811
Sugar	67,890	77,633	134,054	151,252
Power	74,812	67,248	147,779	102,784
All Other	3,000	3,907	6,003	6,917
Segment/Consolidated Totals	$1,684,039	$1,510,593	$3,266,335	$2,981,706

Operating Income (Loss):
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands of dollars)	2013	2012	2013	2012

Pork	$23,634	$20,846	$55,898	$73,719
Commodity Trading and Milling	8,610	11,467	20,938	37,160
Marine	(4,114)	1,081	(7,380)	1,572
Sugar	11,578	20,734	28,119	37,711
Power	15,037	10,654	27,976	16,474
All Other	18	163	138	169
Segment Totals	54,763	64,945	125,689	166,805
Corporate Items	(1,214)	(4,222)	(8,682)	(12,726)
Consolidated Totals	$53,549	$60,723	$117,007	$154,079

Income (Loss) from Affiliates:
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands of dollars)	2013	2012	2013	2012

Commodity Trading and Milling	$(2,278)	$4,305	$(188)	$5,012
Sugar	24	(61)	117	(62)
Turkey	(2,293)	5,572	(7,326)	14,435
Segment/Consolidated Totals	$(4,547)	$9,816	$(7,397)	$19,385

Total Assets:
	June 29,	December 31,
(Thousands of dollars)	2013	2012

Pork	$778,556	$740,245
Commodity Trading and Milling	963,009	992,507
Marine	278,254	281,215
Sugar	238,033	254,445
Power	255,707	235,377
Turkey	331,456	423,825
All Other	4,471	5,288
Segment Totals	2,849,486	2,932,902
Corporate Items	496,272	414,879
Consolidated Totals	$3,345,758	$3,347,781

Investments in and Advances to Affiliates:
	June 29,	December 31,
(Thousands of dollars)	2013	2012

Commodity Trading and Milling	$197,949	$186,873
Sugar	2,654	2,775
Turkey	203,366	220,894
Segment/Consolidated Totals	$403,969	$410,542

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of June 29, 2013 increased $36.5 million to $397.5 million from December 31, 2012.  The increase was primarily the result of principal payments received on notes receivable from affiliate of $81.3 million, net cash from operating activities of $46.4 million and an increase in notes payable of $36.8 million.  Partially offsetting the increase was cash used for capital expenditures of $82.1 million and principal payments of long-term debt of $29.8 million.  Cash from operating activities decreased $96.8 million for the six months ended June 29, 2013 compared to the same period in 2012, primarily as a result of a decrease in inventories in the Commodity Trading and Milling segment during the 2012 period while inventories remained fairly constant for the 2013 period.

Acquisitions, Capital Expenditures and Other Investing Activities

During the six months ended June 29, 2013, Seaboard invested $82.1 million in property, plant and equipment, of which $40.0 million was expended in the Pork segment, $11.4 million in the Commodity Trading and Milling segment, $17.5 million in the Marine segment and $13.2 million in all other segments. The Pork segment expenditures were primarily for additional finishing barns, improvements to existing facilities and related equipment and to complete construction of a new feed mill. The Commodity Trading and Milling segment expenditures were primarily for the purchase of a dry bulk vessel. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment.  All other segments’ capital expenditures were of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2013, management has budgeted capital expenditures totaling $102.7 million.  The Pork segment plans to spend $46.2 million primarily for semi-tractors, additional finishing barns and improvements to existing facilities and related equipment.  The Commodity Trading and Milling segment has budgeted $15.9 million primarily for improvements to existing facilities and related equipment and another payment on four dry bulk vessels being built. The final payment of $72.6 million for these vessels is anticipated to be made in 2014 for a total cost of $83.0 million. The Marine segment has budgeted $22.1 million primarily for additional cargo carrying and handling equipment.  In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment and additional dry bulk vessels for the Commodity Trading and Milling segment during 2013.  The Sugar segment plans to spend $17.7 million primarily on normal upgrades to existing operations, including cane re-planting. The balance of $0.8 million is planned to be spent in all other businesses.  Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments or Seaboard’s available borrowing capacity.

In July 2013, Seaboard acquired a 50% non-controlling interest in a flour milling business located in Gambia.  As of June 29, 2013, Seaboard had advanced this entity $4.6 million with an additional $2.2 million paid in July 2013 and an estimated $1.5 million anticipated to be paid during the remainder of 2013, for a total investment in and advances to this affiliate of $8.3 million.  This investment will be accounted for using the equity method.

On March 28, 2013, Butterball, LLC (Butterball) repaid in full the $81.2 million loan Seaboard made on December 31, 2012 to its non-consolidated affiliate, to fund its purchase of assets from Gusto Packing Company, Inc.  In addition, during the first quarter of 2013, Butterball paid a $10.3 million cash dividend to Seaboard.

Effective, January 1, 2012, Seaboard increased its ownership interest in PS International, LLC (PSI), a specialty grain trading business located in Chapel Hill, North Carolina, from 50% to 70% by making an initial cash payment of $3.7 million in January 2012. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Financing Activities and Debt

As of June 29, 2013, Seaboard had a committed line of credit totaling $200.0 million and uncommitted lines totaling $207.7 million.  In February 2013, Seaboard refinanced the committed credit facility extending the maturity date to February 20, 2018.  As of June 29, 2013, there were no borrowings outstanding under the committed line of credit and borrowings under the uncommitted lines of credit totaled $65.4 million, with $33.6 related to foreign subsidiaries.  Outstanding standby letters of credit reduced Seaboard’s borrowing capacity under its committed and uncommitted credit lines by $45.0 million and $3.7 million, respectively, primarily representing $18.4 million for Seaboard’s outstanding Industrial Development Revenue Bonds and $26.8 million related to insurance coverage.

In April 2013, Seaboard provided notice of call for early redemption to holders of certain IDRBs effective May 13, 2013.  As a result, $10.8 million of IDRBs were reclassified from long-term debt to current maturities of long-term debt as of March 30, 2013. Seaboard paid $10.8 million in the second quarter of 2013.  In December 2012, Seaboard provided notice of call for early redemption to holders of certain IDRBs effective January 14, 2013.  As a result, $13.0 million of IDRBs were reclassified from long-term debt to current maturities of long-term debt as of December 31, 2012.  Seaboard paid $13.0 million in the first quarter of 2013.

Seaboard’s remaining 2013 scheduled long-term debt maturities total $6.2 million.  As of June 29, 2013, Seaboard had cash and short-term investments of $397.5 million, additional total net working capital of $814.1 million and a $200.0 million committed line of credit maturing on February 20, 2018.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2013. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of June 29, 2013, $213.2 million of the $397.5 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

As of June 29, 2013, Seaboard believes its exposure to the current potential European sovereign debt problems is not material. Seaboard monitors these exposures and currently does not believe there is a significant risk.

On October 19, 2012, the Board of Directors extended through October 31, 2015 the share repurchase program initially approved on November 6, 2009. For the six months ended June 29, 2013, Seaboard used cash to repurchase 5,092 shares of common stock at a total price of $13.7 million.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion of this item.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2013 increased by $173.4 million and $284.6 million, respectively, over the same periods in 2012.  The increases primarily reflected higher sales for commodity trading from increased volumes and higher prices for wheat and soybean meal.  Also, the increase for the six month period represented increased sales volume from operating the new power generating facility the entire first quarter of 2013.

Operating income decreased by $7.2 million and $37.1 million for the three and six month periods of 2013, respectively, compared to the same periods in 2012.  The decrease for the three month period primarily reflects lower operating income for the sugar segment as discussed below.  The decrease for the six month period primarily reflects lower operating income for the Pork segment and lower margins on commodity trading sales as discussed below.  Partially offsetting the decrease for the six month period was a one-time credit related to biodiesel as discussed below.

Pork Segment
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions)	2013	2012	2013	2012
Net sales	$416.9	$400.7	$826.1	$801.3
Operating income	$23.6	$20.8	$55.9	$73.7

Net sales for the Pork segment increased $16.2 million and $24.8 million for the three and six month periods of 2013, respectively, compared to the same periods in 2012.  The increase for the three months primarily reflects higher prices for pork products sold.  The increase for the six months primarily reflects increased sales volume for biodiesel and a one-time credit of $11.3 million recorded as revenues in the first quarter of 2013 related to the Tax Act, which renewed and extended the Federal blender’s credits that Seaboard is entitled to receive for biodiesel it blends. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the Federal blender’s credit.

Operating income for the Pork segment increased $2.8 million and decreased $17.8 million for the three and six month periods of 2013, respectively, compared to the same periods in 2012.  The increase for the three month period primarily reflects higher margins for biodiesel from increased sales volume and lower production costs while higher prices for pork products sold were offset by various increased costs, primarily for hogs internally grown.  The decrease for the six month period is the result of various increased costs, primarily for hogs internally grown as a result of higher feed costs. Partially offsetting the decrease for the six month period were increased sales volume for biodiesel and the one-time credit of $11.3 million as discussed above.

Management is unable to predict future market prices for pork products, the cost of feed or the impact to Seaboard from the porcine epidemic diarrhea virus currently being experienced by the pork industry.  However, management anticipates positive operating income for this segment for the remainder of 2013.

Commodity Trading and Milling Segment
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions)	2013	2012	2013	2012
Net sales	$894.8	$725.1	$1,695.5	$1,449.6
Operating income as reported	$8.6	$11.5	$20.9	$37.2
Less mark-to-market adjustments	(0.6)	8.6	(8.9)	2.4
Operating income excluding mark-to-market adjustments	$8.0	$20.1	$12.0	$39.6
Income from affiliates	$(2.3)	$4.3	$(0.2)	$5.0

Net sales for the Commodity Trading and Milling segment increased $169.7 million and $245.9 million for the three and six month periods of 2013, respectively, compared to the same periods in 2012.  The increases are primarily the result of higher sales volumes to third parties, especially for the three month period, and increased prices for wheat and soybean meal, especially for the six month period.

Operating income for this segment decreased $2.9 million and $16.3 million for the three and six month periods of 2013, respectively, compared to the same periods in 2012.  The decreases for the three and six month periods primarily reflect lower margins on commodity trading sales to third parties and certain non-consolidated affiliates in Africa, especially on sales of wheat and corn.  The lower margins are primarily the result of unfavorable market conditions and certain inventory positions negatively impacted by the decrease in commodity prices in the first six months of 2013 compared to favorable market conditions and certain inventory positions positively impacted in 2012 from increasing commodity prices.  Partially offsetting the decreases were fluctuations of $9.2 million and $11.3 million, respectively, of marking to market derivative contracts as discussed below.  Also partially offsetting the decrease for the six month period was a recovery of previous inventory write-downs for customer contract performance issues of $4.3 million in the first quarter of 2013. Excluding the effects of the derivative contracts, as discussed below, operating income decreased $12.1 million and $27.6 million for the three and six month periods, respectively.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $0.6 million and $8.9 million, respectively, for the three and six month periods of 2013 and operating income would have been higher by $8.6 million and $2.4 million, respectively, for the three and six month periods of 2012. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2013.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates for the three and six month periods of 2013 decreased by $6.6 million and $5.2 million, respectively, from the same periods in 2012. The decreases were primarily a result of unfavorable market conditions for certain affiliates in Africa.  Based on the uncertainty of local political and economic environments in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions)	2013	2012	2013	2012
Net sales	$226.7	$236.1	$456.9	$469.8
Operating income (loss)	$(4.1)	$1.1	$(7.4)	$1.6

Net sales for the Marine segment decreased $9.4 million and $12.9 million for the three and six month periods of 2013, respectively, compared to the same periods in 2012.  The decreases were primarily the result of decreased cargo rates in certain markets served during 2013 compared to 2012 and, to a lesser extent, lower volumes.

Operating income decreased $5.2 million and $9.0 million for the three and six month periods of 2013, respectively, compared to the same periods of 2013.  The decreases primarily reflect lower cargo rates noted above.  Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2013.  However, based on recent market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2013.

Sugar Segment
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions)	2013	2012	2013	2012
Net sales	$67.9	$77.6	$134.1	$151.3
Operating income	$11.6	$20.7	$28.1	$37.7
Income (loss) from affiliates	$-	$(0.1)	$0.1	$(0.1)

Net sales for the Sugar segment decreased $9.7 million and $17.2 million for the three and six month periods of 2013, respectively, compared to the same periods in 2012.  The decreases primarily reflect lower sales prices for sugar in terms of U.S. dollars and, to a lesser degree, decreased volumes of sugar sold.  Sugar sales are primarily denominated in Argentine pesos and the lower sales prices for sugar in terms of U.S. dollars was primarily the result of the exchange rate difference as the Argentine peso continued to weaken against the U.S. dollar in 2013.  Partially offsetting the decrease in net sales was increased sales volume of alcohol.  Management cannot predict sugar and alcohol prices for the remainder of 2013, but management anticipates that the Argentine peso may continue to weaken against the U.S. dollar.

Operating income decreased $9.1 million and $9.6 million for the three and six month periods of 2013, respectively, compared to the same periods in 2012.  The decreases primarily represent lower income from sugar sales primarily as a result of lower sales prices as noted above.  Partially offsetting this decrease was higher income from alcohol sales from increased sales volume as noted above and lower unit cost per cubic meter sold for alcohol primarily from higher production levels.  Management anticipates positive operating income for this segment for the remainder of 2013, although significantly lower than the first six months of 2013 and lower than 2012.

Power Segment
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions)	2013	2012	2013	2012
Net sales	$74.8	$67.3	$147.8	$102.8
Operating income	$15.0	$10.7	$28.0	$16.5

Net sales for the Power segment increased $7.5 million and $45.0 million for the three and six month periods of 2013, respectively, compared to the same periods in 2012.  The increase for the three month period primarily reflects higher spot market rates.  The increase for the six month period primarily reflects increased volumes from operating the new power generating facility the entire first quarter in 2013 and, to a lesser extent, higher spot market rates.  The new power generating facility started operating in March 2012.  Although management cannot predict future spot market rates, sales volumes for the remainder of 2013 are anticipated to be fairly comparable to 2012 as long as the short-term leasing of one power generating facility continues, as discussed in Note 9 to the Condensed Consolidated Financial Statements.

Operating income increased $4.3 million and $11.5 million for the three and six month periods of 2013, respectively, compared to the same periods in 2012.  The increases primarily reflect higher spot market rates as noted above. The increased volumes for the six month period of 2013 from operating the new power generating facility for the entire first quarter in 2013 as noted above was primarily offset by higher operating costs. Management cannot predict future fuel costs or the extent to which spot market rates will fluctuate compared to fuel costs.  However, management anticipates positive operating income for this segment for the remainder of 2013, although lower than 2012.

Turkey Segment
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions)	2013	2012	2013	2012
Income (loss) from affiliate	$(2.3)	$5.6	$(7.3)	$14.4

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball.  The decrease in income from affiliate for the three month and six month periods of 2013 compared to the same periods in 2012 was primarily the result of higher feed cost. Also during the first quarter of 2013, Butterball incurred additional charges for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility of which Seaboard’s proportionate share represented $2.7 million recognized in loss from affiliate.  Management anticipates positive income for this segment for the remainder of 2013, excluding the potential effects of marking to market commodity derivative contracts and interest rate exchange agreements.

Foreign Currency Gains (Losses), Net

The foreign currency loss, net for the three and six month periods of 2013 primarily reflects losses from net assets denominated in the Dominican Republic peso.  The foreign currency loss, net for the three month period of 2012 primarily reflects losses from net assets denominated in the South African rand.  Seaboard operates in many developing countries.  The political and economic conditions of these markets, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates which exposes Seaboard to fluctuating foreign currency gains and losses which cannot be predicted by Seaboard.

Miscellaneous, Net

The fluctuations in miscellaneous, net for the three and six months of 2013 compared to the same periods in 2012 primarily reflect mark-to-market fluctuations from interest rate exchange agreements.

Income Tax Expense

The effective tax rate for 2013 was impacted by the one-time tax benefit of $7.9 million recorded in the first quarter of 2013 related to certain 2012 income tax credits as further discussed in Note 4 to the Condensed Consolidated Financial Statements.  Excluding this one-time tax benefit, the effective tax rate for the first six months of 2013, which approximates the anticipated effective annual rate, is comparable to the tax rate for the first six months of 2012 but higher than the final annual effective tax rate for 2012. This is primarily the result of the Power segment being taxable for the first six months of 2013 compared to being non-taxable for the first quarter of 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a–15(e) as of June 29, 2013.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls –There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a–15 that occurred during the fiscal quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard’s purchase of its common stock during the quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 31 to April 30, 2013	1,083	2,713.67	1,083	29,898,666
May 1 to May 31, 2013	907	2,710.44	907	27,440,295
June 1 to June 29, 2013	2,955	2,683.13	2,955	19,511,658
Total	4,945	2,694.83	4,945	19,511,658

All purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $100 million market value of Seaboard common stock initially approved on November 6, 2009, which was extended through October 31, 2015.  All purchases were made through open market or privately negotiated purchases and all the repurchased shares have been retired.

Item 6.  Exhibits

10.1                     Amendment No. 1 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine, Ltd. for Marine Terminal Operations dated March 30, 2009.

10.2                     Amendment No. 2 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine, Ltd. for Marine Terminal Operations dated July 31, 2013.

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

101                         The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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

Date: August 6, 2013

by:	/s/ John A. Virgo
John A. Virgo, Senior Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: August 6, 2013