Form 10-Q
period 2013-09-28
SEABOARD CORP /DE/
filed 2013-11-01
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

OR

{    }                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ X ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No  X .

There were 1,190,830 shares of common stock, $1.00 par value per share, outstanding on October 25, 2013.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended				Nine Months Ended
		September 28,		September 29,		September 28,		September 29,
		2013		2012		2013		2012
Net sales:
Products (includes sales to affiliates of $183,968, $180,968, $531,051 and $544,152)		$1,352,158		$1,149,648		$3,986,573		$3,535,461
Service revenues		221,619		253,085		705,579		746,194
Other		74,328		76,683		222,288		179,467
Total net sales		1,648,105		1,479,416		4,914,440		4,461,122
Cost of sales and operating expenses:
Products		1,276,966		1,061,215		3,742,792		3,238,178
Services		211,914		216,232		653,006		663,156
Other		58,272		57,506		175,373		140,165
Total cost of sales and operating expenses		1,547,152		1,334,953		4,571,171		4,041,499
Gross income		100,953		144,463		343,269		419,623
Selling, general and administrative expenses		67,183		59,406		192,492		180,487
Operating income		33,770		85,057		150,777		239,136
Other income (expense):
Interest expense		(2,568)		(3,888)		(7,330)		(8,826)
Interest income		2,171		3,180		10,529		8,343
Interest income from affiliates		5,476		4,759		17,001		15,009
Income (loss) from affiliates		(4,989)		2,318		(12,386)		21,703
Other investment income, net		3,020		3,830		3,274		6,320
Foreign currency gains (losses), net		(180)		165		(1,460)		(420)
Miscellaneous, net		59		(919)		4,751		(3,575)
Total other income, net		2,989		9,445		14,379		38,554
Earnings before income taxes		36,759		94,502		165,156		277,690
Income tax expense		(5,394)		(19,869)		(36,008)		(71,365)
Net earnings		$31,365		$74,633		$129,148		$206,325
Less: Net loss (income) attributable to noncontrolling interests		(396)		(211)		(1,178)		403
Net earnings attributable to Seaboard		$30,969		$74,422		$127,970		$206,728

Earnings per common share	$25.99		$61.92		$107.09		$171.52

Other comprehensive income (loss), net of income tax benefit of $4,012, $1, $9,552 and $2,566:
Foreign currency translation adjustment		(14,067)		(6,023)		(26,888)		(9,164)
Unrealized gain (loss) on investments		227		1,604		(1,481)		2,775
Unrealized loss on cash flow hedges		-		-		-		(91)
Unrecognized pension cost		1,192		1,135		4,929		4,455
Other comprehensive loss, net of tax		$(12,648)		$(3,284)		$(23,440)		$(2,025)
Comprehensive income		18,717		71,349		105,708		204,300
Less: Comprehensive loss (income) attributable to noncontrolling interests		(398)		(220)		(1,217)		355
Comprehensive income attributable to Seaboard		$18,319		$71,129		$104,491		$204,655

Average number of shares outstanding		1,191,744		1,201,974		1,195,006		1,205,239

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	September 28,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$31,753	$47,651
Short-term investments	244,995	313,379
Receivables, net of allowance	574,301	521,892
Inventories	781,848	756,864
Deferred income taxes	22,753	24,586
Other current assets	132,742	118,391
Total current assets	1,788,392	1,782,763
Net property, plant and equipment	857,848	843,879
Investments in and advances to affiliates	396,559	410,542
Notes receivable from affiliates	175,001	202,931
Goodwill	43,218	43,218
Other intangible assets, net	19,074	19,843
Other assets	49,793	44,605
Total assets	$3,329,885	$3,347,781

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$54,870	$28,786
Current maturities of long-term debt	11,856	25,138
Accounts payable	166,649	217,041
Deferred revenue	58,052	53,811
Deferred revenue from affiliates	11,308	24,131
Other current liabilities	283,548	327,668
Total current liabilities	586,283	676,575
Long-term debt, less current maturities	104,172	120,825
Deferred income taxes	38,244	33,929
Other liabilities and deferred credits	204,636	208,263
Total non-current liabilities	347,052	363,017
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value,
Authorized 1,250,000 shares;
issued and outstanding 1,191,230 and 1,197,660 shares	1,191	1,198
Accumulated other comprehensive loss	(194,984)	(171,544)
Retained earnings	2,585,523	2,474,896
Total Seaboard stockholders’ equity	2,391,730	2,304,550
Noncontrolling interests	4,820	3,639
Total equity	2,396,550	2,308,189
Total liabilities and stockholders’ equity	$3,329,885	$3,347,781

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2013	2012
Cash flows from operating activities:
Net earnings	$129,148	$206,325
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	70,182	67,518
Gain from sale of fixed assets	(2,856)	(6,343)
Deferred income taxes	15,702	(14,105)
Pay-in-kind interest and accretion on notes receivable from affiliates	(9,828)	(8,747)
Loss (income) from affiliates	12,386	(21,703)
Dividends received from affiliates	11,129	596
Other investment income, net	(3,274)	(6,320)
Other	806	2,340
Changes in current assets and liabilities, net of business acquired:
Receivables, net of allowance	(70,669)	(66,783)
Inventories	(40,739)	(119,871)
Other current assets	(12,579)	(33,759)
Current liabilities, exclusive of debt	(95,233)	116,341
Other, net	857	17,471
Net cash from operating activities	5,032	132,960
Cash flows from investing activities:
Purchase of short-term investments	(480,085)	(602,811)
Proceeds from the sale of short-term investments	540,456	529,144
Proceeds from the maturity of short-term investments	4,270	27,077
Principal payments received on notes receivable	14,425	838
Capital expenditures	(110,943)	(112,218)
Proceeds from the sale of fixed assets	10,552	10,599
Investments in and advances to affiliates, net	(37,751)	(9,321)
Long-term notes receivable issued to affiliates	(17,224)	-
Principal payments received on long-term notes receivable from affiliates	81,272	1,139
Purchase of long-term investments	(4,032)	(6,629)
Acquisition of business, net of cash acquired	-	(2,825)
Other, net	(316)	(96)
Net cash from investing activities	624	(165,103)
Cash flows from financing activities:
Notes payable to banks, net	27,020	7,688
Proceeds from the issuance of long-term debt	-	32,682
Principal payments of long-term debt	(29,909)	(6,050)
Repurchase of common stock	(17,349)	(18,193)
Other, net	(1,096)	382
Net cash from financing activities	(21,334)	16,509
Effect of exchange rate change on cash	(220)	(1,371)
Net change in cash and cash equivalents	(15,898)	(17,005)
Cash and cash equivalents at beginning of year	47,651	71,510
Cash and cash equivalents at end of period	$31,753	$54,505

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

Supplemental Non-Cash Transactions

As discussed in Note 9, effective January 1, 2012, Seaboard began consolidation accounting and discontinued the equity method of accounting for their investment in PS International, LLC with Seaboard’s ownership interest increasing from 50% to 70% as a result of cash paid, net of cash acquired of $2,825,000 in January 2012. An additional payment was made in 2012 subsequent to the third quarter of 2012 for this transaction upon final verification of certain balance sheet items as of December 31, 2011. On December 31, 2012, Seaboard further increased its ownership from 70% to 85%. Total cash paid during the first quarter 2012, net of cash acquired was $2,825,000, and increased working capital by $14,419,000, fixed assets by $163,000, goodwill by $2,590,000, intangible assets by $621,000, other long-term assets by $96,000, non-controlling interest by $5,649,000 and decreased investment in and advances to affiliates by $9,415,000. A final payment of $515,000 was made in the second quarter of 2013, which increased intangible assets.  See Note 9 for additional information.

During the third quarter of 2013, Seaboard finalized the details of its investment in and long-term loan to a bakery business in the Democratic Republic of Congo in which Seaboard has a 50% non-controlling interest, resulting in decreasing investments in and advances to affiliates and increasing long-term notes receivable from affiliates by $26,290,000 for amounts previously advanced prior to 2013. This interest bearing note receivable has a decreasing balance with a final maturity date of December 2020.

As discussed in Note 9, Seaboard has a note receivable from an affiliate which accrues pay-in-kind interest income. Seaboard recognized $3,397,000 and $9,828,000, respectively, of non-cash, pay-in-kind interest income and accretion of discount for the three and nine months ended September 28, 2013 and $2,989,000 and $8,747,000, respectively, for the three and nine months ended September 29, 2012, respectively, primarily related to this note receivable.

Note 2– Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income (loss), net.  At September 28, 2013 and December 31, 2012, amortized cost and estimated fair value were not materially different for these investments.

At September 28, 2013, money market funds included $15,898,000 denominated in Euros, $7,680,000 denominated in British Pounds and $4,130,000 denominated in Canadian dollars.  As of September 28, 2013, the trading securities primarily consisted of high yield debt securities.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at September 28, 2013 and December 31, 2012.

	2013		2012
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value

Money market funds	$78,435	$78,435	$126,537	$126,537
Corporate bonds	68,411	69,038	67,275	69,214
U.S. Government agency securities	20,627	20,412	23,647	23,775
Emerging markets debt mutual fund	17,693	17,253	17,693	18,734
Collateralized mortgage obligations	15,058	15,007	15,059	15,162
Asset backed debt securities	8,926	8,967	12,180	12,238
U.S. Treasury securities	5,258	5,237	17,165	17,169
Total available-for-sale short-term investments	214,408	214,349	279,556	282,829
High yield trading debt securities	24,445	25,195	21,839	23,406
Emerging markets trading debt mutual fund	3,161	2,900	3,046	3,237
Emerging markets trading debt securities	1,493	1,535	2,361	2,600
Other trading investments	974	1,016	1,262	1,307
Total available-for-sale and trading short-term investments	$244,481	$244,995	$308,064	$313,379

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of September 28, 2013.

(Thousands of dollars)	2013
Due within one year	$658
Due after one year through three years	41,940
Due after three years	57,131
Total fixed rate securities	$99,729

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at September 28, 2013 and December 31, 2012:

	September 28,	December 31,
(Thousands of dollars)	2013	2012
At lower of LIFO cost or market:
Live hogs and materials	$240,528	$258,638
Fresh pork and materials	34,892	31,495
	275,420	290,133
LIFO adjustment	(78,897)	(90,730)
Total inventories at lower of LIFO cost or market	196,523	199,403
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	349,034	317,573
Sugar produced and in process	57,887	65,986
Other	76,016	73,606
Total inventories at lower of FIFO cost or market	482,937	457,165
Grain, flour and feed at lower of weighted average cost or market	102,388	100,296
Total inventories	$781,848	$756,864

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments.  Seaboard’s U.S. federal income tax years’ are closed through 2009. Seaboard’s 2010 U.S. income tax return is currently under IRS examination.  There have not been any material changes in unrecognized income tax benefits since December 31, 2012.  Interest related to unrecognized tax benefits and penalties was not material for the three and nine months ended September 28, 2013.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of September 28, 2013 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first nine months of 2013.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	September 28,
(Thousands of dollars)	2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$78,435	$78,435	$-	$-
Corporate bonds	69,038	-	69,038	-
U.S. Government agency securities	20,412	-	20,412	-
Emerging markets debt mutual fund	17,253	17,253	-	-
Collateralized mortgage obligations	15,007	-	15,007	-
Asset backed debt securities	8,967	-	8,967	-
U.S. Treasury securities	5,237	-	5,237	-
Trading securities - short-term investments:
High yield debt securities	25,195	-	25,195	-
Emerging markets trading debt mutual fund	2,900	2,900	-	-
Emerging markets trading debt securities	1,535	-	1,535	-
Other trading investments	1,016	507	509	-
Trading securities - other current assets:
Domestic equity securities	22,881	22,881	-	-
Foreign equity securities	9,380	5,614	3,766	-
Fixed income mutual funds	5,954	5,954	-	-
Money market funds	2,046	2,046	-	-
U.S. Treasury securities	1,506	-	1,506	-
U.S. Government agency securities	958	-	958	-
Corporate bonds	81	-	81	-
Other	313	271	42	-
Derivatives:
Commodities(1)	2,062	2,062	-	-
Foreign currencies	4,088	-	4,088	-
Total Assets	$294,264	$137,923	$156,341	$-
Liabilities:
Derivatives:
Commodities(1)	$17,882	$17,882	$-	$-
Interest rate swaps	5,318	-	5,318	-
Foreign currencies	92	-	92	-
Total Liabilities	$23,292	$17,882	$5,410	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of September 28, 2013, the commodity derivatives had a margin account balance of $30,382,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $14,562,000.

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

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. If Seaboard’s debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy. The amortized cost and estimated fair values of investments and long-term debt at September 28, 2013 and December 31, 2012 are presented below.

	2013		2012
(Thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments, available-for-sale	$ 214,408	$ 214,349	$ 279,556	$ 282,829
Short-term investments, trading debt securities	30,073	30,646	28,508	30,550
Long-term debt	116,028	118,875	145,963	149,333

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At September 28, 2013, Seaboard had open net derivative contracts to purchase 15,456,000 pounds of sugar, 11,400,000 pounds of soybean oil and 200,000 pounds of cheese and open net derivative contracts to sell 15,120,000 pounds of hogs, 6,090,000 gallons of heating oil, 4,269,000 bushels of grain and 213,000 tons of soybean meal.  At December 31, 2012, Seaboard had open net derivative contracts to purchase 28,896,000 pounds of sugar, 15,403,000 bushels of grain and 120,000 pounds of cheese and open net derivative contracts to sell 21,080,000 pounds of hogs, 546,000 gallons of heating oil, 220,000 pounds of dry whey powder and 53,000 tons of soybean meal.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.

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

At September 28, 2013 and December 31, 2012, Seaboard had trading foreign currency exchange agreements to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $97,874,000 and $243,563,000, respectively, primarily related to the South African Rand.

Interest Rate Exchange Agreements

In May 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on three notional amounts of $25,000,000 each.  In August 2010, Seaboard entered into another ten-year interest rate exchange agreement with a notional amount of $25,000,000 that has terms similar to those for the other three interest rate exchange agreements referred to above.  In September 2012, Seaboard terminated one interest rate exchange agreement with a notional value of $25,000,000. Seaboard made a payment in the amount of $3,861,000 to unwind this agreement. While Seaboard has certain variable rate debt, these interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in Miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At September 28, 2013 and December 31, 2012, Seaboard had three interest rate exchange agreements outstanding with a total notional value of $75,000,000.

Counterparty Credit Risk

Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  As of September 28, 2013, Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $4,088,000 with seven counterparties.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2013 and September 29, 2012.

(Thousands of dollars)
		Three Months Ended		Nine Months Ended
		September 28,	September 29,	September 28,	September 29,
		2013	2012	2013	2012
Commodities	Cost of sales	$(8,790)	$1,660	$(7,731)	$(6,454)
Foreign currencies	Cost of sales	1,528	4,302	15,027	4,003
Foreign currencies	Foreign currency	(926)	(327)	4,961	(3,939)
Interest rate	Miscellaneous, net	(570)	(1,372)	2,864	(5,124)

The following table provides the fair value of each type of derivative held as of September 28, 2013 and December 31, 2012 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)		Asset Derivatives				Liability Derivatives
		September 28,		December 31,		September 28,		December 31,
		2013		2012		2013		2012
Commodities	Other current assets	$ 2,062	(1)	$ 6,916	Other current assets	$ 17,882	(1)	$ 7,112
Foreign currencies	Other current assets	4,088		-	Other current liabilities	92		4,157
Interest rate	Other current assets	-		-	Other current liabilities	5,318		9,810

(1)   Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of September 28, 2013 and December 31, 2012, the commodity derivatives had a margin account balance of $30,382,000 and $14,063,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $14,562,000 and $13,867,000, respectively.

Note 6 – Employee Benefits

Seaboard maintains two defined benefit pension plans for its domestic salaried and clerical employees.  During the third quarter of 2013, Seaboard completed future funding analyses for these plans and in September 2013 made a deductible contribution of $10,000,000 for the 2012 plan year, principally to avoid future Pension Benefit Guaranty Corporation variable rate premiums established pursuant to the Employee Retirement Income Security Act of 1974.  At this time, no further contributions are expected to be made to these plans for the remainder of 2013.  Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees.  Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Thousands of dollars)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$2,342	$2,221	$7,026	$ 6,657
Interest cost	2,028	2,220	6,131	6,655
Expected return on plan assets	(1,615)	(1,608)	(4,841)	(4,817)
Amortization and other	1,565	1,550	4,744	4,647
Agreement termination gain	-	-	(3,204)	-
Settlement	-	-	-	1,796
Net periodic benefit cost	$4,320	$4,383	$9,856	$14,938

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

Contingencies

On September 19, 2012, the United States Immigration and Customs Enforcement (“ICE”) executed three search warrants authorizing the seizure of certain records from Seaboard’s offices in Merriam, Kansas and at the Seaboard Foods employment office and the human resources department in Guymon, Oklahoma.  The warrants generally called for the seizure of employment-related files, certain e-mails and other electronic records relating to Medicaid and Medicaid recipients, certain health care providers in the Guymon area, and Seaboard’s health plan and certain personnel issues.  This investigation is being handled by the United States Attorney’s Office for the Western District of Oklahoma (“USAO”).  Seaboard is cooperating with the USAO in connection with this investigation.  No civil or criminal proceedings or charges have been filed or brought.  It is not possible at this time to determine whether Seaboard will incur any fines, penalties or material liabilities in connection with this matter.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business.  In the opinion of management, the ultimate resolutions of these items are not expected to have a material adverse effect on the Condensed Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of September 28, 2013, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of September 28, 2013, Seaboard had outstanding letters of credit (“LCs”) with various banks which reduced its borrowing capacity under its committed and uncommitted credit facilities by $44,960,000 and $3,597,000, respectively.  These LCs included $18,397,000 of LCs, which support the IDRBs included as long-term debt and $26,889,000 of LCs related to insurance coverages.

Commitments

In July 2013, Seaboard Marine, Ltd. (“Seaboard Marine”) amended its Terminal Agreement with Miami-Dade County primarily to provide increased acreage, minimum usage of port cranes and add one additional five-year renewal option.  Under this amended terminal agreement accounted for as an operating lease, Seaboard Marine’s total minimum payments over the initial term of the agreement through September 30, 2028, increased by approximately $75,600,000 and now includes three five-year renewal options.  This minimum amount could increase if certain conditions are met.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss, net of tax, for the three months ended September 28, 2013 are as follows:

	Cumulative
	Foreign	Unrealized		Unrealized
	Currency	Gain (Loss)		Loss on	Unrecognized
	Translation	on		Cash Flow	Pension
(Thousands of dollars)	Adjustment	Investments		Hedges	Cost	Total
Balance June 29, 2013	$(122,278)	$524		$(113)	$(60,469)	$(182,336)
Other comprehensive income (loss) before reclassifications	(14,067)	376		-	-	(13,691)
Amounts reclassified from accumulated other comprehensive loss	-	(149	)(1)	-	1,192 (2)	1,043
Net current-period other comprehensive income (loss)	(14,067)	227		-	1,192	(12,648)
Balance September 28, 2013	$(136,345)	$751		$(113)	$(59,277)	$(194,984)

(1) This represents realized gains on the sale of available-for-sale securities and was recorded in other investment income, net.

(2) This primarily represents the amortization of actuarial losses that are included in net periodic pension cost and are recorded in operating income.  See Note 6 for further discussion.

The components of and changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 28, 2013 are as follows:

	Cumulative
	Foreign		Unrealized	Unrealized
	Currency		Gain (Loss)	Loss on	Unrecognized
	Translation		on	Cash Flow	Pension
(Thousands of dollars)	Adjustment		Investments	Hedges	Cost	Total
Balance December 31, 2012	$(109,457)		$2,232	$(113)	$(64,206)	$(171,544)
Other comprehensive income (loss) before reclassifications	(26,888)		(933)	-	1,310	(26,511)
Amounts reclassified from accumulated other comprehensive loss	-	(548	)(1)	-	3,619 (2)	3,071
Net current-period other comprehensive income (loss)	(26,888)		(1,481)	-	4,929	(23,440)
Balance September 28, 2013	$(136,345)		$751	$(113)	$(59,277)	$(194,984)

(1) This represents realized gains on the sale of available-for-sale securities and was recorded in other investment income, net.

(2) This primarily represents the amortization of actuarial losses that are included in net periodic pension cost and are recorded in operating income.  See Note 6 for further discussion.

As discussed in Note 6 to the Condensed Consolidated Financial Statements, Seaboard recognized a one-time retirement agreement termination gain of $1,310,000 net of tax, in unrecognized pension cost in other comprehensive loss during the second quarter of 2013.

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At September 28, 2013, the Sugar segment had $175,807,000 in net assets denominated in Argentine pesos and $1,468,000 in net assets denominated in U.S. dollars.  Management anticipates that the Argentine peso may continue to weaken against the U.S. dollar and thus it is anticipated that Seaboard will incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2013.

With the exception of the foreign currency translation adjustment to which a 35 percent federal tax rate is applied, income taxes for components of accumulated other comprehensive loss were recorded using a 39 percent effective tax rate.  In addition, the unrecognized pension cost includes $19,954,000 related to employees at certain subsidiaries for which no tax benefit has been recorded.

On November 1, 2013, Seaboard’s Board of Directors authorized an additional $75,000,000 for use in purchasing  Seaboard’s Common Stock pursuant to Seaboard’s share repurchase program initially approved in November 2009, and which previously had $100,000,000 of authority. As of September 28, 2013, $15,856,000 remained available for repurchases under this program, before the newly authorized additional $75,000,000.  For the nine months ended September 28, 2013, Seaboard repurchased 6,430 shares of common stock at a total cost of $17,349,000.  The share repurchase program is in effect through October 31, 2015.  Under this share repurchase program, Seaboard is authorized to repurchase its Common Stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchase will be funded by cash on hand.  Shares repurchased will be retired and resume the status of authorized and unissued shares.  All stock repurchased will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board’s stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

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

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three and nine months ended September 28, 2013 of $444,787,000 and $1,169,301,000, respectively, compared to total net sales for the three and nine months ended September 29, 2012 of $369,949,000 and $973,988,000, respectively. Butterball had operating income (loss) for the three and nine months ended September 28, 2013 of $1,282,000 and $(3,238,000), respectively, compared to operating income for the three and nine months ended September 29, 2012 of $7,554,000 and $48,686,000, respectively.  In the first and third quarters of 2013, Butterball incurred additional charges for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility of which Seaboard’s proportionate share of these charges represented $(1,155,000) and $(3,859,000) recognized in loss from affiliate for the three and nine months ended September 28, 2013, respectively.  As of September 28, 2013 and December 31, 2012, the Turkey segment had total assets of $1,058,004,000 and $871,945,000, respectively.

On December 31, 2012, Seaboard provided a loan of $81,231,000 to Butterball, which was included in Notes Receivable from Affiliates.  This loan was made to fund Butterball’s purchase of assets from Gusto Packing Company, Inc., a pork and turkey further processor located in Montgomery, Illinois. In late March 2013, Butterball renegotiated its third party financing and on March 28, 2013 repaid in full this loan from Seaboard.

In conjunction with Seaboard’s initial investment in Butterball on December 6, 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $122,438,000 as of September 28, 2013.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity.  During the third quarter of 2011, Seaboard provided a term loan of $13,037,000 to Butterball to pay off capital leases for certain fixed assets which originally were financed with third parties.  The effective interest rate on the term loan is approximately 12%.  Although the term loan expires on January 31, 2018, Seaboard anticipates that Butterball will pay off the term loan prior to such expiration date as Butterball is expected to sell all of the related assets and is required to remit the proceeds from such sale to Seaboard to repay the loan.  As of September 28, 2013, the balance of the term loan recorded in long-term notes receivable from affiliates was $9,030,000.

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

Sales to External Customers:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Thousands of dollars)	2013	2012	2013	2012

Pork	$435,981	$413,077	$1,262,083	$1,214,405
Commodity Trading and Milling	857,994	675,649	2,553,510	2,125,263
Marine	219,466	242,330	676,347	712,141
Sugar	58,500	69,025	192,554	220,277
Power	73,607	75,778	221,386	178,562
All Other	2,557	3,557	8,560	10,474
Segment/Consolidated Totals	$1,648,105	$1,479,416	$4,914,440	$4,461,122

Operating Income (Loss):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Thousands of dollars)	2013	2012	2013	2012

Pork	$34,099	$29,863	$89,997	$103,582
Commodity Trading and Milling	8,808	16,662	29,746	53,822
Marine	(15,033)	13,006	(22,413)	14,578
Sugar	193	13,615	28,312	51,326
Power	13,429	18,649	41,405	35,123
All Other	216	93	354	262
Segment Totals	41,712	91,888	167,401	258,693
Corporate Items	(7,942)	(6,831)	(16,624)	(19,557)
Consolidated Totals	$33,770	$85,057	$150,777	$239,136

Income (Loss) from Affiliates:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Thousands of dollars)	2013	2012	2013	2012

Commodity Trading and Milling	$(999)	$2,143	$(1,187)	$7,155
Sugar	54	(122)	171	(184)
Turkey	(4,044)	297	(11,370)	14,732
Segment/Consolidated Totals	$(4,989)	$2,318	$(12,386)	$21,703

Total Assets:

	September 28,	December 31,
(Thousands of dollars)	2013	2012

Pork	$776,480	$740,245
Commodity Trading and Milling	1,024,475	992,507
Marine	273,529	281,215
Sugar	237,344	254,445
Power	282,076	235,377
Turkey	330,855	423,825
All Other	4,713	5,288
Segment Totals	2,929,472	2,932,902
Corporate Items	400,413	414,879
Consolidated Totals	$3,329,885	$3,347,781

Investments in and Advances to Affiliates:

	September 28,	December 31,
(Thousands of dollars)	2013	2012

Commodity Trading and Milling	$194,645	$186,873
Sugar	2,526	2,775
Turkey	199,388	220,894
Segment/Consolidated Totals	$396,559	$410,542

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of September 28, 2013 decreased $84.3 million to $276.7 million from December 31, 2012.  Cash decreased as a result of capital expenditures of $110.9 million, investments in affiliates of $37.8 million, principal payments of long-term debt of $29.9 million and repurchase of common stock of $17.3 million.  Partially offsetting the decrease were principal payments received on notes receivable from affiliate of $81.3 million and an increase in notes payable of $27.0 million.  Cash from operating activities decreased $127.9 million for the nine months ended September 28, 2013 compared to the same period in 2012, primarily reflecting the timing of payments as a result of a decrease in current liabilities during the 2013 period while current liabilities increased for the 2012 period, principally in the Commodity Trading and Milling segment.

Acquisitions, Capital Expenditures and Other Investing Activities

During the nine months ended September 28, 2013, Seaboard invested $110.9 million in property, plant and equipment, of which $58.1 million was expended in the Pork segment, $13.0 million in the Commodity Trading and Milling segment, $20.7 million in the Marine segment and $19.1 million in all other segments. The Pork segment expenditures were primarily for additional finishing barns, improvements to existing facilities and related equipment, completion of construction of a new feed mill and the purchase of semi-tractors. The Commodity Trading and Milling segment expenditures were primarily for the purchase of a dry bulk vessel. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment.  All other segments’ capital expenditures were of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2013, management has budgeted capital expenditures totaling $60.7 million.  The Pork segment plans to spend $25.2 million primarily for semi-tractors, additional finishing barns and improvements to existing facilities and related equipment.  The Commodity Trading and Milling segment has budgeted $15.9 million primarily for the purchase of a dry bulk vessel for $9.2 million, improvements to existing facilities and related equipment and another payment on four dry bulk vessels being built. The final payment of $72.6 million for these vessels being built is anticipated to be made in 2014 for a total cost of $83.0 million. The Marine segment has budgeted $12.6 million primarily for additional cargo carrying and handling equipment. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment during 2013. The balance of $7.0 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations.  Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments or Seaboard’s available borrowing capacity.

In September 2013, Seaboard invested $7.4 million in a flour milling business located in Southern Africa for a 49% non-controlling interest.  Also in September 2013, Seaboard invested $17.0 million in a flour production business in Brazil for a 50% non-controlling equity interest and provided a $13.0 million long-term loan to this business.  Half of the interest on this long-term note receivable from affiliate is paid currently in cash and the other half accrues as pay-in-kind interest. This note receivable matures in September 2020 but can be repaid after one year with Seaboard having the option to convert to equity after one year and the other equity holders having the option to match such conversion with a purchase of new shares to avoid dilution.  These investments will be accounted for using the equity method.

In July 2013, Seaboard acquired a 50% non-controlling interest in a flour milling business located in Gambia.  As of September 28, 2013, Seaboard had invested $7.3 million with an additional estimated $1.0 million anticipated to be invested during the remainder of 2013, for a total investment in and advances to this affiliate of $8.3 million.  This investment will be accounted for using the equity method.

On March 28, 2013, Butterball, LLC (Butterball) repaid in full the $81.2 million loan Seaboard made on December 31, 2012 to its non-consolidated affiliate, to fund its purchase of assets from Gusto Packing Company, Inc.  In addition, during the first quarter of 2013, Butterball paid a $10.3 million cash dividend to Seaboard.

Effective January 1, 2012, Seaboard increased its ownership interest in PS International, LLC (PSI), a specialty grain trading business located in Chapel Hill, North Carolina, from 50% to 70% by making an initial cash payment of $3.7 million in January 2012. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Financing Activities and Debt

As of September 28, 2013, Seaboard had a committed line of credit totaling $200.0 million and uncommitted lines totaling $270.4 million.  In February 2013, Seaboard refinanced the committed credit facility extending the maturity date to February 20, 2018.  As of September 28, 2013, there were no borrowings outstanding under the committed line of credit and borrowings under the uncommitted lines of credit totaled $54.9 million, with all such borrowings related to foreign subsidiaries.  Outstanding standby letters of credit reduced Seaboard’s borrowing capacity under its committed and uncommitted credit lines by $45.0 million and $3.6 million, respectively, primarily representing $18.4 million for Seaboard’s outstanding Industrial Development Revenue Bonds and $26.9 million related to insurance coverage.

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

Seaboard’s remaining 2013 scheduled long-term debt maturities total $6.0 million.  As of September 28, 2013, Seaboard had cash and short-term investments of $276.7 million, additional total net working capital of $925.4 million and a $200.0 million committed line of credit maturing on February 20, 2018.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2013. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of September 28, 2013, $78.1 million of the $276.7 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

As of September 28, 2013, Seaboard believes its exposure to the current potential European sovereign debt problems is not material. Seaboard monitors these exposures and currently does not believe there is a significant risk.

On November 1, 2013, Seaboard’s Board of Directors authorized an additional $75.0 million for use in purchasing Seaboard’s Common Stock pursuant to Seaboard’s share repurchase program initially approved in November 2009.  For the nine months ended September 28, 2013, Seaboard used cash to repurchase 6,430 shares of common stock at a total price of $17.3 million.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion of this item.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2013 increased by $168.7 million and $453.3 million, respectively, over the same periods in 2012.  The increases primarily reflect higher sales for commodity trading from increased volumes to third parties, especially for the three month period, and increased sale prices for wheat and soybean meal, especially for the nine month period.

Operating income decreased by $51.3 million and $88.4 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The decreases primarily reflect operating losses for the Marine segment and lower operating income for the Sugar segment as discussed below.  The decrease for the nine month period also reflects lower operating income for commodity trading sales as discussed below.

Pork Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions)	2013	2012	2013	2012
Net sales	$ 436.0	$ 413.1	$ 1,262.1	$ 1,214.4
Operating income	$ 34.1	$ 29.9	$ 90.0	$ 103.6

Net sales for the Pork segment increased $22.9 million and $47.7 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The increases primarily reflect higher prices for pork products sold, principally in the domestic market.  The increase for the nine months also reflects a one-time credit of $11.3 million related to 2012 production recorded as revenues in the first quarter of 2013 related to the Tax Act, which renewed and extended the Federal blender’s credits that Seaboard is entitled to receive for biodiesel it blends and increased payments received from the U.S. Government for biodiesel production partially offset by decreased prices for biodiesel sold in 2013 compared to 2012. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the Federal blender’s credit.

Operating income for the Pork segment increased $4.2 million and decreased $13.6 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The increase for the three month period primarily reflects higher prices for pork products sold partially offset by various increased costs, principally for hogs internally grown and, to a lesser extent, for third party hogs.  The decrease for the nine month period is the result of various increased costs, primarily for hogs internally grown principally as a result of higher feed costs. Partially offsetting the decrease for the nine month period were the one-time credit of $11.3 million, increased government payments and higher prices for pork products sold as discussed above.

Management is unable to predict future market prices for pork products, the cost of feed or the impact to Seaboard from the porcine epidemic diarrhea virus currently being experienced by the pork industry.  However, management anticipates positive operating income for this segment for the remainder of 2013.

Commodity Trading and Milling Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions)	2013	2012	2013	2012
Net sales	$858.0	$675.6	$2,553.5	$2,125.3
Operating income as reported	$8.8	$16.7	$29.7	$53.8
Less mark-to-market adjustments	5.7	1.1	(3.3)	3.5
Operating income excluding mark-to-market adjustments	$14.5	$17.8	$26.4	$57.3
Income (loss) from affiliates	$(1.0)	$2.1	$(1.2)	$7.2

Net sales for the Commodity Trading and Milling segment increased $182.4 million and $428.2 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The increases primarily reflect higher sales for commodity trading from increased volumes to third parties, especially for the three month period, and increased sale prices for wheat and soybean meal, especially for the nine month period.

Operating income for this segment decreased $7.9 million and $24.1 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The decreases primarily reflect certain unfavorable market conditions resulting in lower margins on wheat sales to a non-consolidated affiliate in Africa and, to a lesser extent for the nine month period, to third parties.  Partially impacting the decreases were fluctuations of $4.6 million and ($6.8) million, respectively, of marking to market derivative contracts as discussed below.  Also partially offsetting the decrease for the nine month period was a recovery of previous inventory write-downs for customer contract performance issues of $4.3 million in the first quarter of 2013. Excluding the effects of the derivative contracts, as discussed below, operating income decreased $3.3 million and $30.9 million for the three and nine month periods, respectively.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $5.7 million and lower by $3.3 million, respectively, for the three and nine month periods of 2013 and operating income would have been higher by $1.1 million and $3.5 million, respectively, for the three and nine month periods of 2012. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2013.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates for the three and nine month periods of 2013 decreased by $3.1 million and $8.4 million, respectively, from the same periods in 2012. The decreases were primarily a result of certain unfavorable market conditions for an affiliate in Africa.  Based on the uncertainty of local political and economic environments in the countries in which the flour and feed mills operate, management cannot predict future results.

Marine Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions)	2013	2012	2013	2012
Net sales	$219.5	$242.3	$676.3	$712.1
Operating income (loss)	$(15.0)	$13.0	$(22.4)	$14.6

Net sales for the Marine segment decreased $22.8 million and $35.8 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The decreases were primarily the result of lower volumes in certain markets, most notably Venezuela, served during 2013 compared to 2012 and, to a lesser extent, decreased cargo rates especially for the nine month period.

Operating income decreased $28.0 million and $37.0 million for the three and nine month periods of 2013, respectively, compared to the same periods of 2012.  The decreases primarily reflect increased trucking costs and certain terminal operating costs increases on a per unit shipped basis impacted by the decreased volume noted above.  The decrease for the nine month period of 2013 was also the result of decreased cargo rates noted above.  Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2013.  However, based on recent market conditions, management anticipates this segment will not be profitable for the remainder of 2013.

Sugar Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions)	2013	2012	2013	2012
Net sales	$58.5	$69.0	$192.6	$220.3
Operating income	$0.2	$13.6	$28.3	$51.3
Income (loss) from affiliates	$0.1	$(0.1)	$0.2	$(0.2)

Net sales for the Sugar segment decreased $10.5 million and $27.7 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The decreases primarily reflect lower sales prices for sugar and for the nine month period, to a lesser degree, decreased volumes of sugar sold.  Sugar sales are primarily denominated in Argentine pesos and the lower sales prices for sugar in terms of U.S. dollars was primarily the result of the exchange rate difference as the Argentine peso continued to weaken against the U.S. dollar in 2013.  Partially offsetting the decrease in net sales was increased sales volume of alcohol.  Management cannot predict sugar and alcohol prices for the remainder of 2013, but management anticipates that the Argentine peso may continue to weaken against the U.S. dollar.

Operating income decreased $13.4 million and $23.0 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The decreases primarily represent lower income from sugar sales primarily as a result of lower sales prices as noted above.  Partially offsetting the decrease for the nine month period was higher income from alcohol sales from increased sales volume as noted above.  Based on current market conditions, management cannot predict if this segment will be profitable for the remainder of 2013.

Power Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions)	2013	2012	2013	2012
Net sales	$73.6	$75.8	$221.4	$178.6
Operating income	$13.4	$18.6	$41.4	$35.1

Net sales for the Power segment decreased $2.2 million and increased $42.8 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The decrease for the three month period primarily reflects lower volumes. The increase for the nine month period primarily reflects increased volumes from operating the new power generating facility the entire first quarter in 2013 and, to a lesser extent, higher spot market rates.  The new power generating facility started operating in March 2012.  Although management cannot predict future spot market rates, sales volumes for the remainder of 2013 are anticipated to be fairly comparable to 2012 as long as the short-term leasing of one power generating facility continues.

Operating income decreased $5.2 million and increased $6.3 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The decrease for the three month period primarily reflects higher fuel costs per unit of production.  The increase for the nine month period primarily reflects higher spot market rates as noted above, partially offset by higher fuel costs per unit of production. The increased volumes for the nine month period of 2013 from operating the new power generating facility for the entire first quarter in 2013 as noted above was primarily offset by higher fuel costs and operating costs. Management cannot predict future fuel costs or the extent to which spot market rates will fluctuate compared to fuel costs.  However, management anticipates positive operating income for this segment for the remainder of 2013, although lower than 2012.

Turkey Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions)	2013	2012	2013	2012
Income (loss) from affiliate	$(4.0)	$0.3	$(11.4)	$14.7

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball.  The decrease in income from affiliate for the three month and nine month periods of 2013 compared to the same periods in 2012 was primarily the result of higher feed cost. Also during the first and third quarters of 2013, Butterball incurred additional charges for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility of which Seaboard’s proportionate share represented $1.2 million and $3.9 million recognized in loss from affiliate for the three and nine months ended September 28, 2013, respectively.  Management anticipates positive income for this segment for the remainder of 2013 resulting in positive income for the year.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $7.8 million and $12.0 million for the three and nine month periods of 2013, respectively, compared to the same periods in 2012.  The increases are primarily the result of increased personnel costs and other miscellaneous expenses in most segments.  As a percent of revenues, SG&A was 4.1% and 3.9% for the three and nine month periods in 2013, respectively, compared to 4.0% for each of the same periods in 2012.

Miscellaneous, Net

The fluctuations in miscellaneous, net for the three and nine months of 2013 compared to the same periods in 2012 primarily reflect mark-to-market fluctuations from interest rate exchange agreements.

Income Tax Expense

The effective tax rate for the third quarter of 2013 was lower than the projected annual rate for 2013 as a result of clarifications of certain tax issues with the U.S. Internal Revenue Service during the third quarter of 2013 resulting in reducing certain tax accruals previously recorded during 2013 for such issues.  The effective tax rate for the first nine months of 2013 was also impacted by a one-time tax benefit of $7.9 million recorded in the first quarter of 2013 related to certain 2012 income tax credits as further discussed in Note 4 to the Condensed Consolidated Financial Statements.  Excluding this one-time tax benefit, the effective tax rate for the first nine months of 2013, which approximates the anticipated effective annual rate, is higher than the final annual effective tax rate for 2012. This is primarily the result of the Power segment being taxable for the first nine months of 2013 compared to being non-taxable for the first quarter of 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a–15(e) as of September 28, 2013.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls –There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a–15 that occurred during the fiscal quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard’s purchase of its common stock during the quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30 to July 31, 2013	731	2,738.86	731	17,509,553
August 1 to August 31, 2013	77	2,740.72	77	17,298,517
September 1 to September 28, 2013	530	2,722.48	530	15,855,601
Total	1,338	2,732.48	1,338	15,855,601

All purchases during the quarter were made pursuant to Seaboard’s share repurchase program initially approved by Seaboard’s Board of Directors in November 2009.  On November 1, 2013, the Board of Directors authorized an additional $75.0 million for use in purchasing Seaboard’s Common Stock, which previously authorized $100.0 million of purchases.  The share repurchase program is in effect through October 31, 2015. All purchases were made through open market or privately negotiated purchases and all the repurchased shares have been retired.

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

101

The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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

SEABOARD CORPORATION

by:	/s/ Robert L. Steer
Robert L. Steer, Executive Vice President,
Chief Financial Officer
(principal financial officer)

Date:	November 1, 2013

by:	/s/ John A. Virgo
John A. Virgo, Senior Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date:	November 1, 2013