Form 10-K
period 2013-12-31
SEABOARD CORP /DE/
filed 2014-02-26
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[ X ]                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[    ]                            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No [X ]

The aggregate market value of the 289,862 shares of Seaboard common stock held by nonaffiliates was approximately $784,946,296, based on the closing price of $2,708.00 per share on June 28, 2013, the end of Seaboard’s most recently completed second fiscal quarter.  As of January 24, 2014, the number of shares of common stock outstanding was 1,187,905.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) Seaboard Corporation’s Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) – Parts I and II; and (2) Seaboard Corporation’s definitive proxy statement filed pursuant to Regulation 14A for the 2014 annual meeting of stockholders – Part III.

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

Seaboard Flour LLC and SFC Preferred LLC, Delaware limited liability companies, collectively own approximately 75.2 percent of the outstanding common stock of Seaboard.  Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred LLC.

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

(c)          Narrative Description of Business

(1)         Business Done and Intended to be Done by the Registrant

(i)            Principal Products and Services

Pork Division – Seaboard, through its subsidiary Seaboard Foods LLC, engages in the business of hog production and pork processing in the United States.  Through these operations, Seaboard produces and sells fresh and frozen pork products to further processors, foodservice operators, grocery stores, distributors and retail outlets throughout the United States.  Internationally, Seaboard sells to these same types of customers in Japan, Mexico and numerous other foreign markets.  Other further processing companies also purchase Seaboard’s fresh and frozen pork products in bulk and produce products, such as lunchmeat, ham, bacon, and sausage.  Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores.  Seaboard also sells further processed pork products consisting primarily of raw and pre-cooked bacon from its two bacon further processing plants.  Seaboard sells some of its fresh products under the brand name Prairie Fresh® and its bacon and other further processed products under the Daily’s® brand name.  Seaboard’s hog processing plant is located in Guymon, Oklahoma and generally operates at capacity.  Seaboard’s bacon plants are located in Salt Lake City, Utah and Missoula, Montana and generally operate at capacity.  Seaboard also has a ham-boning and processing plant in Mexico.  Seaboard also earns fees, based primarily on the number of head processed, to market substantially all of the products produced by Triumph Foods LLC at its pork processing plant located in St. Joseph, Missouri.

Seaboard’s hog production operations consist of the breeding and raising of over four million hogs annually primarily at facilities owned by Seaboard or at facilities owned and operated by third parties with whom Seaboard has grower contracts.  The hog production operations are located in the States of Oklahoma, Kansas, Texas and Colorado.  As a part of the hog production operations, Seaboard produces specially formulated feed for the hogs at five owned feed mills.  The remaining hogs processed are purchased from third party hog producers, primarily pursuant to purchase contracts.

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

Commodity Trading and Milling Division – Seaboard’s Commodity Trading and Milling Division is an integrated agricultural commodity trading and processing and logistics company.  This Division markets wheat, corn, soybean meal and other commodities in bulk to third parties and affiliated companies.  This division is principally managed under the name of Seaboard Overseas and Trading Group, conducts business primarily through its subsidiaries,

FORM 10-K

SEABOARD CORPORATION

Seaboard Overseas Limited with offices in Colombia, Ecuador, Isle of Man, Kenya, Singapore and South Africa, Seaboard Overseas Trading and Shipping (PTY), Ltd. located in South Africa, and its non-consolidated affiliates, ContiLatin del Peru S.A. located in Lima, Peru, and Plum Grove Pty Ltd located in Fremantle, Australia.  In addition, Seaboard also markets various other agricultural commodities to third party customers, through its subsidiaries PS International, LLC located in Chapel Hill, North Carolina, with multiple international sales offices.  This division also operates a grain and specialty crop storage and throughput facility through Fill-More Seeds, Inc. located in Fillmore, Canada, and an ocean transportation brokerage operation through Seaboard Bulk Services, Ltd. located in Athens, Greece.  All of the commodities marketed by this division are purchased from growing regions worldwide, with primary destinations being Africa, South America and the Caribbean.  The division sources, transports and markets approximately eight million tons of agricultural commodities on an annual basis.  Seaboard integrates the service of delivering commodities to its customers through the use of chartered bulk vessels and its five owned bulk carriers.

This division also operates grain and feed milling and related businesses with 32 locations in 16 countries, which are primarily supplied by the trading locations discussed above.  The grain processing businesses are operated through five consolidated and fourteen non-consolidated affiliates in Africa, the Caribbean and South America.  These are primarily flour, feed and maize milling businesses which produce approximately four million metric tons of finished products per year.  In addition, this division has a non-controlling interest in a poultry business in Africa, and a bakery business in the Democratic Republic of Congo.  The bakery began operations in the fourth quarter of 2012.  Most of the products produced by these operations are sold in the countries in which the products are produced or into adjacent countries.

Marine Division – Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign affiliated companies and third party agents, provides cargo shipping services to 26 countries between the United States, the Caribbean Basin, and Central and South America.  Seaboard uses a network of offices and agents throughout the United States, Canada, Latin America and the Caribbean Basin to book cargo to and from the United States and between the countries it serves.  Through agreements with a network of connecting carriers, Seaboard can transport cargo to and from numerous U.S. locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via vessel or received as import cargo from abroad.

Seaboard’s primary marine operation is located in Miami and includes a terminal located at the Port of Miami and  off-dock warehouses for cargo consolidation and temporary storage.  Seaboard also operates a cargo terminal facility at the Port of Houston that includes an on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes.  Seaboard also makes scheduled vessel calls in Brooklyn, New York, New Orleans, Louisiana and 45 foreign ports.  At December 31, 2013, Seaboard’s fleet consisted of 2 owned and approximately 30 chartered vessels, and dry, refrigerated and specialized containers and other related equipment.

Sugar Division – Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal and other Argentine non-consolidated affiliates, grows sugar cane, produces and refines sugar, and produces alcohol in Argentina.  This division also purchases sugar in bulk from third parties mostly within Argentina for subsequent resale.  The sugar products are mostly sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the United States and other South American countries.  Seaboard grows a large portion of the sugar cane on nearly 70,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, with a current processing capacity of approximately 250,000 metric tons of sugar and approximately 15 million gallons of alcohol per year.  The sugar mill is one of the largest in Argentina.  Also, this division operates a 51 megawatt cogeneration power plant. This plant primarily operates during the sugar harvest season, which is typically between May and November, with minimal operations outside of harvest season since this plant is primarily fueled using sugarcane by-product.

Power Division – Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., operates as an independent power producer generating electricity for the local power grid in the Dominican Republic. Seaboard operates two floating power generating facilities, one owned and one leased, with capacity to generate approximately 106 and 72 megawatts of electricity, respectively. The facilities are secured on the Ozama River in Santo Domingo, Dominican Republic.  Seaboard is not directly involved in the transmission or distribution of electricity.  This operation is exempt from U.S. regulation under the Public Utility Holding Company Act of 1938, as amended.

FORM 10-K

SEABOARD CORPORATION

Seaboard primarily sells on the spot market accessed primarily by wholly government-owned distribution companies or partially government-owned generation companies.  Through early 2011, this division operated two floating power generating facilities with a system of diesel engines capable of generating a combined rated capacity of approximately 112 megawatts of electricity.  In 2011, Seaboard closed the sale of these two facilities and subsequently signed a short-term lease agreement, that may be canceled by either party, which allowed Seaboard to resume operations of one of these facilities with a 72 megawatts capacity.  Seaboard constructed the 106 megawatt facility which was delivered in January 2012 and began commercial operations in March 2012.

Turkey Segment –Seaboard owns a 50 percent non-controlling voting interest in Butterball, LLC (“Butterball”).  Butterball is a vertically integrated producer, processor and marketer of branded and non-branded turkeys, and other turkey products.  Butterball has four processing plants, two further processing plant and numerous live production and feed milling operations located in North Carolina, Arkansas, Missouri, Illinois and Kansas.  Butterball produces approximately one billion pounds of turkey each year.   Butterball is a national supplier to retail and foodservice outlets and also exports products to Mexico and numerous other foreign markets.  On December 31, 2012, Butterball purchased the assets of Gusto Packing Company, Inc., a pork and turkey further processor located in Montgomery, Illinois.

Other Businesses –Seaboard purchases and processes jalapeño peppers at its owned plant in Honduras.  The processed peppers are primarily sold to a customer in the United States.

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

(ii)        Status of Product or Segment

The Federal tax credits for biodiesel blended by the Pork division expired on December 31, 2011.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law renewing the Federal tax credits for biodiesel blended by the Pork division retroactive to January 1, 2012 with an expiration date of December 31, 2013.  These Federal tax credits have not been renewed and recently proposed Federal regulations decreases U.S. government mandates to use biofuels in 2014.

In July 2012, the Commodity Trading and Milling segment made a down payment in the amount of $8.3 million on four dry bulk vessels to be built for a total cost of approximately $92.0 million. These vessels are expected to be completed in 2014 with the majority of the amount due in 2014.

In July 2013, Seaboard acquired a 50% non-controlling interest in a flour milling business located in Gambia by making a total investment in and advances to this affiliate of $9.1 million during 2013.

In September 2013, Seaboard invested $7.4 million in a flour milling business located in South Africa for a 49% non-controlling interest.

In September 2013, Seaboard invested $17.0 million in a flour production business in Brazil for a 50% non-controlling equity interest and provided a $13.0 million long-term loan to this business.

Seaboard operates a 72 megawatt power generating facility in the Dominic Republic under a short-term lease agreement that may be canceled by either party.

On December 31, 2012, Butterball purchased the assets of Gusto Packing Company, Inc., a pork and turkey further processor located in Montgomery, Illinois.

(iii)                        Sources and Availability of Raw Materials

None of Seaboard’s businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers.  However, the Turkey Segment purchases a significant portion of its feed for its turkeys in North Carolina from Seaboard’s 50% partner in Butterball.

FORM 10-K

SEABOARD CORPORATION

(iv)     Patents, Trademarks, Licenses, Franchises and Concessions

Seaboard uses the registered trademark of Seaboard®.

The Pork Division uses registered trademarks relating to its products, including Seaboard Farms®, Prairie Fresh®, A Taste Like No Other®, Daily’s®, Daily’s Premium Meats Since 1893®, St. Joe Pork®, High Plains Bioenergy®, Prairie Fresh Prime®, Seaboard Foods®, Buffet Brand®, Del Pueblo®, Cook in Bag®, 67th Street™ and The Thrill Without The Grill®. Seaboard considers the use of these trademarks important to the marketing and promotion of its pork products.

The Marine Division uses the trade name Seaboard Marine® and Seaboard Solutions® which are both registered trademarks.  Seaboard believes there is significant recognition of these trademarks in the industry and by many of its customers.

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

(v)         Seasonal Business

The Sugar Division’s cogeneration plant primarily operates during the sugar harvest season, which is typically between May and November, with minimal operations outside of harvest season since this plant is primarily fueled with sugarcane by-product. The Turkey business is seasonal only on the whole bird side with Thanksgiving and Christmas holidays driving the majority of those sales.  Seaboard’s other divisions are not seasonally dependent to any material extent.

(vi)     Practices Relating to Working Capital Items

There are no unusual industry practices or practices of Seaboard relating to working capital items.

(vii) Depending on a Single Customer or Few Customers

Seaboard does not have sales to any one customer equal to 10% or more of consolidated revenues.  Historically, the Commodity Trading and Milling Division derives a significant portion of its operating income from sales to a non-consolidated affiliate. The Sugar Division derives approximately 15% of its revenues from one customer. The Power Division sells power in the Dominican Republic on the spot market accessed primarily by three wholly government-owned distribution companies and two partially government-owned generation companies.  No other division has sales to a few customers which, if lost, would have a material adverse effect on any such division or on Seaboard taken as a whole.

(viii) Backlog

Backlog is not material to Seaboard’s businesses.

(ix)     Government Contracts

No material portion of Seaboard’s business involves government contracts.

(x)         Competitive Conditions

Competition in Seaboard’s Pork Division comes from a variety of national, international and regional producers and processors and is based primarily on product quality, customer service and price.  According to recent publications by Successful Farming and Informa Economics, trade publications, Seaboard was ranked number 2 in pork production (based on sows in production) and number 4 in processing (based on daily processing capacity)in the U.S. (including Triumph volume).

FORM 10-K

SEABOARD CORPORATION

Seaboard’s commodity trading business to third parties faces competition from numerous traders around the world in a very competitive environment with low margin percentages on most trades.  Most of the grain processing and related businesses face competition from either imported products or other local producers in the same industries.

Seaboard’s ocean liner service for cargoes faces competition based on price, reliable sailing frequencies and customer service.  Seaboard believes it is among the top five ranking ocean liner services for cargoes in the Caribbean Basin and Central America based on cargo volume.

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

(xiii) Number of Persons Employed by Registrant

As of December 31, 2013, Seaboard, excluding non-consolidated affiliates, had 11,397 employees, of whom 6,112 were employed in the United States.  Approximately 2,200 employees in Seaboard’s Pork Division were covered by collective bargaining agreements as of December 31, 2013.  Seaboard considers its employee relations to be satisfactory.

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

FORM 10-K

SEABOARD CORPORATION

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

(2)         International Operations Subject Seaboard to Risks That Could Have a Significant Impact on Seaboard’s Business.  Seaboard is a diverse agribusiness and transportation company with global operations in several industries.  Most of the sales and costs of Seaboard’s divisions are significantly influenced by worldwide fluctuations in commodity prices or changes in foreign political and economic conditions.  Accordingly, sales, operating income and cash flows can fluctuate significantly from year to year.  In addition, Seaboard’s international activities pose risks not faced by companies that limit themselves to United States markets. These risks include:

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

•                  compliance with U.S. laws and regulations for conducting international business such as Foreign Account Tax Compliance Act, Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations.

•                  expropriation, civil unrest and government instabilities; and

•                  inconsistent application or enforcement of local laws.

Seaboard cannot provide assurance that it will be successful in competing effectively in international markets.

FORM 10-K

SEABOARD CORPORATION

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

(5)         Seaboard’s Common Stock is Thinly Traded and Subject to Daily Price Fluctuations.  The common stock of Seaboard is closely held (75.2% is collectively owned by Seaboard Flour and SFC Preferred LLC , which are beneficially owned by S. Bresky and other members of the Bresky family) and thinly traded on a daily basis on the NYSE MKT.  Accordingly, the price of a share of common stock can fluctuate more significantly from day-to-day than that of a share of widely held stock that is actively traded on a daily basis.

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

FORM 10-K

SEABOARD CORPORATION

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

(10) The Operating Profit of the Biodiesel Production Facility Could Be Adversely Impacted by Various Factors.  The profitability of Seaboard’s biodiesel plant could be adversely affected by various factors, including the market price of pork and other animal fat which is utilized to produce biodiesel, and the market price for biodiesel which is influenced by world oil prices and U.S. government mandates to use biofuels.  On January 2, 2013, the Federal tax credits that Seaboard is entitled to receive for the biodiesel it blends which had previously expired on December 31,

FORM 10-K

SEABOARD CORPORATION

2011 were renewed retroactive to January 1, 2012 but expired on December 31, 2013.  Based on market prices during 2012 while the credits had expired, it is generally believed that U.S. government mandates to use biofuels should adequately support market prices if the Federal tax credits are not renewed.  However, unfavorable changes in these prices over extended periods of time or adverse changes in U.S. government mandates to use biofuels, such as recently proposed Federal regulations, which if approved, decrease U.S. government mandates to use biofuels in 2014, could adversely affect Seaboard’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to this facility.

(c) Commodity Trading & Milling Division

(1)         Seaboard’s Commodity Trading & Milling Division is Subject to Risks Associated with Foreign Operations.  This division principally operates in Africa, South America and the Caribbean and, in most cases, in what are generally regarded to be lesser developed countries.  Many of these foreign operations are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, corruption, currency inconvertibility and devaluation, and currency exchange controls, in addition to the risks of overseas operations mentioned in clause (a)(2) above.  In addition, foreign government policies and regulations could restrict the purchase of various grains, reducing or limiting Seaboard’s ability to access grains or to limit Seaboard’s sales price for grains sold in local markets.

(2)         Fluctuations in Commodity Grain Prices Could Adversely Affect the Business of Seaboard’s Commodity Trading & Milling Division.  This division’s sales are significantly affected by fluctuating worldwide prices for various commodities, such as wheat, corn, soybeans and, to a lesser degree, various other agricultural commodity products.  These prices are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control.  European flour exports, including donated food aid, flour dumping practices and world-wide and local crop production can contribute to these fluctuating market conditions and can have a significant impact on the trading and milling businesses’ sales, value of commodities held in inventory and operating income.  Seaboard’s results of operations could be adversely affected by fluctuations in commodity prices.

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

(4)         This Division Uses a Material Amount of Derivative Products to Manage Certain Market Risks.  The commodity trading portion of the business enters into various commodity derivatives and foreign exchange derivatives to create what management believes is an economic hedge for commodity trades it executes or intends  to execute with its customers.  From time to time, this portion of the business may enter into speculative derivative transactions related to its market risks.  Failure to execute or improper execution of a derivative position or a firmly committed sale or purchase contract, a speculative transaction that closes without the desired result or exposure to counter party risk could have an adverse impact on the results of operations and liquidity.

(5)         This Division is Subject to Higher than Normal Risks for Attracting and Retaining Key Personnel.  In the commodity trading environment, a loss of a key employee such as a commodity trader can have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and retaining business with various foreign customers.  In the grain processing portion of this division, employing and retaining qualified expatriate personnel is a key element of success given the difficult living conditions, the unique operating environments and the reliance on a relatively small number of executives to manage each individual location.

(6)         This Division faces Increasing Competition. This division is experiencing increasing competition in certain markets by well capitalized originators and traders of commodities making sales directly to end-use customers.  If various grain originators refuse to sell commodities to Seaboard for sale in these markets, this could make it more challenging for Seaboard to purchase commodities for sale to its customers at competitive prices.  Seaboard’s sales volume and sale prices for commodities to customers as well as results of operations could be adversely impacted by such increased competition.

(d) Marine Division

(1)         The Demand for Seaboard’s Marine Division’s Services Are Affected by International Trade and Fluctuating Freight Rates.  This division provides cargo shipping services primarily from the United States to 26 different countries in

FORM 10-K

SEABOARD CORPORATION

the Caribbean Basin, Central and South America.  In addition to the risks of overseas operations mentioned in clause (a)(2) above, fluctuations in economic conditions, unstable or hostile local political situations in the countries in which Seaboard operates, most notably Venezuela, can affect import/export trade volumes and the price of cargo freight rates and adversely affect Seaboard’s results of operations.

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

(3)         Increased Fuel Prices May Adversely Affect Seaboard’s Business.  Ship fuel expenses are one of the division’s largest expenses and vary greatly from year to year depending on fuel prices. While most trade lanes have a series of fuel surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. When fuel prices increase rapidly or consistently, the surcharge mechanism may not adjust revenues enough to offset the increase in cost to Seaboard.  Fuel surcharges are also an area of competition among carriers and market forces may preclude us from generating enough revenue from the fuel surcharges to offset any increase in costs, which may have a negative effect on Seaboard’s profitability. Also, but to a lesser extent, fuel price increases can impact the cost of inland transportation costs both in the U.S. and overseas.

(4)         Hurricanes May Disrupt Operations in the Caribbean Basin.   Seaboard’s port operations throughout the Caribbean Basin can be subject to disruption due to hurricanes, especially at Seaboard’s major ports in Miami, Florida and Houston, Texas, which could have an adverse effect on our results of operations.

(5)         Seaboard is Subject to Complex Laws and Regulations that May Adversely Affect the Revenues, Cost, Manner or Feasibility of Doing Business.  Federal, state and local laws and domestic and international regulations governing worker health and safety, environmental protection, port and terminal security, and the operation of vessels significantly affect Seaboard’s operations, including rate discussions and other related arrangements.  Many aspects of the marine industry, including rate agreements and vessel space sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, and to regulation by private industry organizations.  Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions or the suspension or termination of Seaboard’s operations or detention of its vessels.  In addition, future changes in laws, regulations and standards, including allowed freight rate discussions and other related arrangements, may result in additional costs or a reduction in revenues.

(e) Sugar Division

(1)         The Success of this Division Depends on the Condition of the Argentinean Economy, Currency and Political Climate.  This division operates a sugar mill, alcohol production and power generation facility in Argentina, locally growing a substantial portion of the sugar cane processed at the mill.  The majority of the sales are within Argentina.  Fluctuations in economic conditions or changes in the Argentine political climate can have an impact on the costs of operations, the sales prices of products and export opportunities and the exchange rate of the Argentine peso to the U.S. dollar.  In this regard, local sales prices are affected by government price control and sugar import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets.  If import duties are changed, this could have a negative impact on Seaboard’s sale price of its products.  In addition, the Argentine government attempts to control inflation through price controls on commodities, including sugar, which could adversely impact the local sales price of its products and the results of operations for this division. A devaluation of the Argentine peso would have a negative impact on Seaboard’s financial position.

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

FORM 10-K

SEABOARD CORPORATION

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

(4)         Labor Relation Challenges Could Adversely Affect Operations.  This division is dependent on unionized labor at its single sugar mill in Argentina.  The political and economic environment in Argentina makes normal labor relations very challenging.  Contributing to the situation are the policies of Argentina’s National Government, the failure of the Argentine courts to enforce contractual obligations with unions and basic property rights.  Interruptions in production as a result of labor unrest can adversely impact the quantity of sugar cane harvested and the amount of sugar, alcohol and power produced and can interfere with the distribution of products stored at the facility in the Salta Province.

(5)         The Operating Profit of the Alcohol Production Facility Could Be Adversely Impacted by Government Regulations.  The profitability of Seaboard’s alcohol production facility could be adversely affected by Argentine government regulations related to the bio-ethanol market regarding production quotas and fuel blends.  In addition, the entry of corn alcohol producers in Argentina may increase competition.  Unfavorable changes in market prices over extended periods of time or adverse changes in the Argentine government’s regulations regarding bio-ethanol production quotas and fuel blends, could adversely affect Seaboard’s results of operations.

(6)         The Operating Profit of the Cogeneration Power Plant Could Be Adversely Impacted by Contract for the Sale of Energy.  In 2013, the biomass cogeneration contract was ratified by the Argentine national energy regulator setting the sale price for energy produced and sold by Seaboard’s cogeneration power plant.  The profitability of Seaboard’s cogeneration power plant could be adversely affected by the failure to enforce the terms of the contract, which could adversely affect Seaboard’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to this facility.

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

(2)         Increases in Fuel Costs Could Adversely Affect Seaboard’s Operating Margins.  Fuel is the largest cost component of this division’s business and, therefore, margins may be adversely affected by fluctuations in fuel if such increases cannot be fully passed to customers.

(3)         Supply of Natural Gas is Limited in the Dominican Republic.  Supply of natural gas in the Dominican Republic is limited to one primary supplier.  Although the recently constructed barge can run on other types of fuel, supply disruptions of natural gas could have a negative impact on this division’s operating income.

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

(2)         Increases in Costs of Turkey’s Feed Components and Turkey Purchases Could Adversely Affect Costs and Operating Margins.  Feed costs are the most significant single component of the cost of raising turkeys and can be materially affected by commodity price fluctuations for corn, soybean meal, and other commodity grain inputs.  Butterball’s results may be negatively affected by increased costs of the feed components.  The continued operation of ethanol

FORM 10-K

SEABOARD CORPORATION

plants has elevated this risk as it has increased the competing demand for feed ingredients, primarily corn.  Butterball attempts to manage some of these risks through the use of financial instruments; however this may also limit its ability to participate in gains from favorable commodity fluctuations.  Unless wholesale turkey prices correspondingly increase, increases in the prices of Butterball’s feed components would adversely affect Butterball’s results of operations and Seaboard’s investment in Butterball.

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

(5)         The Loss of Butterball’s Primary Further Processing Facility Could Adversely Affect Butterball’s Business.  Although Butterball has four processing plants and two further processing plants, Butterball is disproportionately dependent on the continued operation of the processing plant in Mt. Olive, North Carolina that handles a significant volume of the production of further processed turkey products.  The loss of or damage to this facility for any reason – including fire, tornado, governmental action or other reason – could adversely affect the results of operation for Butterball and the value of Seaboard’s investment in Butterball.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

(1)         Pork - Seaboard’s Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995.  It has a daily double shift capacity to process approximately 20,000 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations consist of the breeding and raising of approximately 4.3 million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with

FORM 10-K

SEABOARD CORPORATION

whom it has grower contracts.  This business owns and operates five centrally located feed mills which have a combined capacity to produce approximately 1,800,000 tons of formulated feed annually used primarily to support Seaboard’s existing hog production, and have the capability of supporting additional hog production in the future.  These facilities are located in Oklahoma, Texas, Kansas and Colorado.

Seaboard’s Pork Division also owns two bacon further processing plants located in Salt Lake City, Utah and Missoula, Montana.  These plants are utilized near capacity throughout the year, which is a combined daily smoking capacity of approximately 340,000 pounds of raw pork bellies. The Pork Division also operates a ham-boning and processing plant in Mexico that has the capacity to process 74.0 million pounds of ham annually.

The Pork Division owns a processing plant in Guymon, Oklahoma with the capacity to produce 36.0 million gallons of biodiesel annually, which is currently produced from pork fat from Seaboard’s Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities.  The facility can also produce biodiesel from vegetable oil.

(2)         Commodity Trading and Milling - Seaboard’s Commodity Trading and Milling Division owns, in whole or in part, grain-processing and related agribusiness operations in 16 countries which have the capacity to mill approximately 9,500 metric tons of wheat and maize per day.  In addition, Seaboard has feed mill capacity in excess of 250 metric tons per hour to produce formula animal feed.  The milling operations located in Brazil, Colombia, Democratic Republic of Congo, Ecuador, Gambia, Ghana, Guyana, Haiti, Kenya, Lesotho, Madagascar, Nigeria, Republic of Congo, South Africa, Uganda and Zambia own their facilities; and in Kenya, Lesotho, Nigeria, and Republic of Congo the land on which the mills are located is leased under long-term agreements.   Certain foreign milling operations may operate at less than full capacity due to low demand related to poor consumer purchasing power, excess milling capacity in their competitive environment or imported flour.  In addition, this division also has an investment through non-consolidated affiliates in poultry businesses operating in parts of Eastern and Southern Africa.  Seaboard also owns one 9,000 metric-ton deadweight dry bulk carrier, three 18,900 metric ton deadweight dry bulk carriers, one 23,400 metric ton deadweight dry bulk carrier, and charters vessels under short-term agreements, between 25 and 47 bulk carriers with deadweights ranging from 1,600 to 73,500 metric tons.

(3)         Marine - Seaboard’s Marine Division leases approximately 200,000 square feet of off-port warehouse space and 93 acres of port terminal land and facilities in Miami, Florida which are used in its containerized cargo operations.  Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling approximately 690,000 square feet for cargo storage.  At December 31, 2013, Seaboard owned 2 ocean cargo vessels with deadweights ranging from 7,700 to 10,700 metric tons.  In addition, Seaboard chartered approximately 30 vessels under contracts that typically range from approximately six months to three years with deadweights ranging from 8,000 to nearly 32,500 metric tons but has also entered into some longer-term charters up to ten years.  Seaboard also owns or leases dry, refrigerated and specialized containers and other related equipment.

(4)         Sugar - Seaboard’s Argentine Sugar Division owns nearly 70,000 acres of planted sugarcane.  Depending on local market conditions, this business also purchases third party sugar for resale.  In addition, this division owns a sugar mill with a current capacity to process approximately 250,000 metric tons of sugar and an alcohol distillery with a current capacity of approximately 15 million gallons of alcohol per year.  This capacity is sufficient to process all of the cane harvested by this division and certain additional quantities purchased from third party farmers in the region.  The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar and alcohol produced. The Sugar Division also owns a 51 megawatt cogeneration power plant that supplies surplus electricity to the Argentine grid under a renewable energy contract with an Argentine state owned company.  The plant is primarily powered by the burning of sugarcane by-products during the harvest season.

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

FORM 10-K

SEABOARD CORPORATION

(6) Turkey – Seaboard’s Turkey Segment has a total of four processing plants, two further processing plants and numerous company and third party live production facilities and feed milling operations, all of which are located in Arkansas, Illinois, Kansas, Missouri and North Carolina.  These plants produce approximately one billion pounds of turkey each year.

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

Name (Age)	Positions and Offices with Registrant and Affiliates
Steven J. Bresky (60)	President and Chief Executive Officer
Robert L. Steer (54)	Executive Vice President, Chief Financial Officer
David M. Becker (52)	Senior Vice President, General Counsel and Secretary
David S. Oswalt (46)	Senior Vice President, Finance and Treasurer
James L. Gutsch (60)	Senior Vice President, Engineering
Ralph L. Moss (68)	Senior Vice President, Governmental Affairs
John A. Virgo (53)	Senior Vice President, Corporate Controller and Chief Accounting Officer
David H. Rankin (42)	Vice President, Taxation and Business Development
Ty A. Tywater (44)	Vice President, Audit Services
Terry J. Holton (54)	President, Seaboard Foods, LLC
David M. Dannov (52)	President, Seaboard Overseas and Trading Group
Edward A. Gonzalez (48)	President, Seaboard Marine Ltd.

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

Mr. Oswalt has served as Senior Vice President, Finance and Treasurer since April 2013, and previously as Senior Vice President, Taxation and Business Development of Seaboard from 2011 to 2013 and as Vice President, Taxation and Business Development from 2003 to 2011.

Mr. Virgo has served as Senior Vice President, Corporate Controller and Chief Accounting Office of Seaboard since April 2011, and previously as Vice President, Corporate Controller and Chief Accounting Officer since December 2003.

Mr. Rankin has served as Vice President, Taxation and Business Development since April 2013, and previously as Vice President of Seaboard from 2010 to 2013 and as Director of Taxation and Business Development from 2006 to 2010.

Mr. Tywater has served as Vice President, Audit Services of Seaboard since November 2008.

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

Mr. Dannov has served as President of Seaboard Overseas and Trading Group since August 2006.

Mr. Gonzalez has served as President of Seaboard Marine, Ltd. since January 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In December 2012, Seaboard declared and paid a dividend of $12.00 per share on the common stock.  The increased amount of the dividend (which has historically been $0.75 per share on a quarterly basis or $3.00 per share on an annual basis) represented a prepayment of the annual 2013, 2014, 2015 and 2016 dividends ($3.00 per share per year).  Seaboard does not currently intend to declare any further dividends for the years 2014-2016. Seaboard did not declare a dividend in 2013 and 2011. In 2010, Seaboard declared and paid dividends of $9.00 per share on the common stock, which included a prepayment of the annual 2011 and 2012 dividends ($3.00 per share per year). As discussed in Note 8 of the consolidated financial statements appearing on pages 43 and 44 of the Seaboard Corporation Annual Report to Stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this Report (which discussion is incorporated herein by reference), Seaboard’s ability to declare and pay dividends is subject to limitations imposed by debt agreements referred to there.

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

FORM 10-K

SEABOARD CORPORATION

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 29 to October 31, 2013	400	$2,741.30	400	$14,759,082
November 1 to November 30, 2013	855	$2,730.89	855	$87,424,173
December 1 to December 31, 2013	1,020	$2,742.46	1,020	$84,626,864
Total	2,275	$2,737.91	2,275	$84,626,864

All purchases during the quarter were made pursuant to Seaboard’s share repurchase program initially approved by Seaboard’s Board of Directors in November 2009.  On November 1, 2013, the Board of Directors increased by $75.0 million the amount Seaboard is authorized to expend to purchase its Common Stock under the share repurchase program to a total of $175.0 million.  The share repurchase program is in effect through October 31, 2015.  All purchases were made through open market or privately negotiated purchases and all the repurchased shares have been retired.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of December 31, 2013, Seaboard’s management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined in Exchange Act rule 13a - 15(e).  Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

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

Change in Internal Controls –There has been no change in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

In addition to the information provided above, the information required by Item 10 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to directors under “Item 1:  Election of Directors” appearing on pages 5 through 7 of Seaboard’s definitive proxy statement filed pursuant to Regulation 14A for the 2014 annual meeting of Stockholders (“2014

FORM 10-K

SEABOARD CORPORATION

Proxy Statement”), (b) the disclosure relating to Seaboard’s audit committee and “audit committee financial expert” and its director nomination procedures under “Board of Directors Information – Committees of the Board – Audit Committee” and “Board of Directors Information – Director Nominations” appearing on page 8 of the 2014 Proxy Statement, and (c) the disclosure relating to late filings of reports required under Section 16(a) of the Securities Exchange Act of 1934 under “Section 16(a) Beneficial Ownership Reporting Compliance” appearing on page 27 of the 2014 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to (a) the disclosure relating to compensation of directors under “Board of Directors Information – Compensation of Directors”  appearing on page 8 of the 2014 Proxy Statement, and (b) the disclosure relating to compensation of executive officers under “Executive Compensation and Other Information,” “Employment Arrangements with Named Executive Officers,” “Benefit Plans” and “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” appearing on pages 9 through 21of the 2014 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.

In addition to the information provided above, the information required by Item 12 of Form 10-K is incorporated herein by reference to the disclosure under “Principal Stockholders” and “Share Ownership of Management and Directors” appearing on pages 3 through 5 of the 2014 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Compensation Committee Interlocks and Insider Participation” appearing on page 21 of the 2014 Proxy Statement, and the disclosure under “Board of Directors Information – Controlled Corporation” and “Board of Directors Information – Committees of the Board” appearing on pages 7 and 8 of the 2014 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to the disclosure under “Item 2 Selection of Independent Auditors” appearing on pages 23 through 25 of the 2014 Proxy Statement.

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

3.2                         Seaboard’s By-laws, as amended.  Incorporated herein by reference to Exhibit 3.2 of Seaboard’s Form 10-K for fiscal year ended December 31, 2005.

4.1                         Amended and Restated Credit Agreement between Borrowers and Bank of America, N.A., dated February 20, 2013 ($200,000,000 revolving credit facility expiring February 20, 2018).  Incorporated herein by reference to Exhibit 4.2 of Seaboard’s Form 10-K for fiscal year ended December 31, 2012.

FORM 10-K

SEABOARD CORPORATION

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

10.13*          Seaboard Corporation 409A Executive Retirement Plan Amended and Restated Effective January 1, 2013 and dated December 21, 2012, amending and restating the Seaboard Corporation Executive Retirement Plan, Amendment and Restatement dated December 22, 2008.  Incorporated by reference to Exhibit 10.14 to Seaboard’s Form 10-K for fiscal year ended December 31, 2012.

10.14*          Seaboard Corporation Cash Balance Executive Retirement Plan Amendment and Restatement Effective January 1, 2013 and dated December 21, 2012, amending and restating the Seaboard Corporation Cash Balance Executive Retirement Plan dated December 18, 2009.  Incorporated by reference to Exhibit 10.15 to Seaboard’s Form 10-K for fiscal year ended December 31, 2012.

FORM 10-K

SEABOARD CORPORATION

10.15*   Employment Agreement between Seaboard Corporation and Steven J. Bresky dated December 21, 2012. Incorporated by reference to Exhibit 10.16 to Seaboard’s Form 10-K for fiscal year ended December 31, 2012.

10.16*          Employment Agreement between Seaboard Corporation and Robert L. Steer dated December 21, 2012.  Incorporated by reference to Exhibit 10.17 to Seaboard’s Form 10-K for fiscal year ended December 31, 2012.

10.17*          Employment Agreement between Seaboard Foods LLC and Terry J. Holton, dated December 21, 2012.  Incorporated by reference to Exhibit 10.18 to Seaboard’s Form 10-K for fiscal year ended December 31, 2012.

10.18*          Employment Agreement between Seaboard Overseas and Trading Group and David M. Dannov dated December 21, 2012.  Incorporated by reference to Exhibit 10.19 to Seaboard’s Form 10-K for fiscal year ended December 31, 2012.

10.19*   Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 21, 2012.  Incorporated by reference to Exhibit 10.20 to Seaboard’s Form 10-K for fiscal year ended December 31, 2012.

10.20                 Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations, dated May 30, 2008.  Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 30, 2008.

10.21     Amendment No. 1 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine, Ltd. for Marine Terminal Operations dated March 30, 2009.  Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.22             Amendment No. 2 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine, Ltd. for Marine Terminal Operations dated July 31, 2013.  Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

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

101                           The following financial information from Seaboard Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Statements of Comprehensive Income, (2) Consolidated Balance Sheets, (3) Consolidated Statements of Cash Flows,(4) Consolidated Statements of Changes in Equity and (5) the Notes to Unaudited Condensed Consolidated Financial Statements **.

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

FORM 10-K

SEABOARD CORPORATION

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

SEABOARD CORPORATION

By	/s/Steven J. Bresky
Steven J. Bresky, Chairman of the Board,
President and Chief Executive Officer

Date:	February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/Steven J. Bresky	February 26, 2014	Chairman of the Board, President,
Steven J. Bresky		Chief Executive Officer and
Director (principal executive
officer)

/s/Robert L. Steer	February 26, 2014	Executive Vice President,
Robert L. Steer		Chief Financial Officer
(principal financial officer)

/s/John A. Virgo	February 26, 2014	Senior Vice President, Corporate
John A. Virgo		Controller and Chief Accounting
Officer (principal accounting
officer)

/s/David A. Adamsen	February 26, 2014	Director
David A. Adamsen

/s/Douglas W. Baena	February 26, 2014	Director
Douglas W. Baena

/s/Edward I. Shifman, Jr.	February 26, 2014	Director
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

II - Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011	F-3

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Seaboard Corporation:

Under date of February 26, 2014, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, as contained in the annual report on Form 10-K for the year 2013.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Kansas City, Missouri
February 26, 2014

Schedule II

SEABOARD CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In Thousands)

	Balance at	Provision	Net deductions	Balance at
	beginning of year	(1)	(2)	end of year
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$12,131	3,432	(2,731)	$12,832
Year ended December 31, 2012	$10,941	3,092	(1,902)	$12,131
Year ended December 31, 2011	$8,170	4,400	(1,629)	$10,941

(1)                                 The allowance for doubtful accounts provision is charged to selling, general and administrative expenses.

(2)                                 Includes write-offs net of recoveries and currency translation adjustments.

	Balance at	Charged (credit)	Other	Balance at
	beginning of year	to expense	(3)	end of year
Allowance for Deferred Tax Assets:
Year ended December 31, 2013	$11,758	6,111	-	$17,869
Year ended December 31, 2012	$16,320	(4,562)	-	$11,758
Year ended December 31, 2011	$30,664	(13,959)	(385)	$16,320

(3)                                 Activity related to currency translation.

	Balance at	Charged (credit)	Balance at
	beginning of year	to expense	end of year
Reserve for LIFO Valuation:
Year ended December 31, 2013	$90,730	(28,494)	$62,236
Year ended December 31, 2012	$57,783	32,947	$90,730
Year ended December 31, 2011	$24,085	33,698	$57,783