Form 10-Q
period 2014-03-29
SEABOARD CORP /DE/
filed 2014-05-02
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

There were 1,187,288 shares of common stock, $1.00 par value per share, outstanding on April 18, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended
		March 29,		March 30,
		2014		2013
Net sales:
Products (includes sales to affiliates of $195,986 and $182,535)		$1,213,755		$1,263,273
Service revenues		212,033		246,012
Other		53,848		73,011
Total net sales		1,479,636		1,582,296
Cost of sales and operating expenses:
Products		1,105,583		1,171,702
Services		194,507		224,995
Other		53,958		58,693
Total cost of sales and operating expenses		1,354,048		1,455,390
Gross income		125,588		126,906
Selling, general and administrative expenses		60,385		63,448
Operating income		65,203		63,458
Other income (expense):
Interest expense		(4,820)		(2,392)
Interest income		7,080		4,089
Interest income from affiliates		6,356		6,155
Income (loss) from affiliates		6,644		(2,850)
Other investment income, net		573		2,186
Foreign currency losses, net		(5,693)		(1,145)
Miscellaneous, net		140		822
Total other income, net		10,280		6,865
Earnings before income taxes		75,483		70,323
Income tax expense		(27,034)		(12,566)
Net earnings		$48,449		$57,757
Less: Net income attributable to noncontrolling interests		(283)		(303)
Net earnings attributable to Seaboard		$48,166		$57,454

Earnings per common share	$40.55		$47.98

Other comprehensive income (loss), net of income tax benefit of $9,663 and $2,601:
Foreign currency translation adjustment		(26,775)		(6,122)
Unrealized gain on investments		526		429
Unrealized gain on cash flow hedges		361		-
Unrecognized pension cost		320		1,192
Other comprehensive loss, net of tax		$(25,568)		$(4,501)
Comprehensive income		22,881		53,256
Less: Comprehensive income attributable to the noncontrolling interest		(279)		(297)
Comprehensive income attributable to Seaboard		$22,602		$52,959

Average number of shares outstanding		1,187,681		1,197,516

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	March 29,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$38,877	$55,055
Short-term investments	392,222	290,649
Receivables, net of allowance	548,306	651,404
Inventories	650,440	698,998
Deferred income taxes	23,750	23,449
Other current assets	124,823	134,394
Total current assets	1,778,418	1,853,949
Net property, plant and equipment	858,010	863,573
Investments in and advances to affiliates	408,643	406,900
Notes receivable from affiliates	184,735	180,386
Goodwill	43,218	43,218
Other intangible assets, net	18,935	18,997
Other assets	47,855	51,025
Total assets	$3,339,814	$3,418,048

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$46,006	$67,699
Current maturities of long-term debt	11,426	11,697
Accounts payable	143,305	200,242
Deferred revenue	72,691	46,192
Other current liabilities	248,985	289,497
Total current liabilities	522,413	615,327
Long-term debt, less current maturities	80,484	80,480
Deferred income taxes	67,629	73,336
Other liabilities and deferred credits	170,845	168,935
Total non-current liabilities	318,958	322,751
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value,
Authorized 1,250,000 shares;
issued and outstanding 1,187,288 and 1,188,955 shares	1,187	1,189
Accumulated other comprehensive loss	(207,365)	(181,797)
Retained earnings	2,699,621	2,655,857
Total Seaboard stockholders’ equity	2,493,443	2,475,249
Noncontrolling interests	5,000	4,721
Total equity	2,498,443	2,479,970
Total liabilities and stockholders’ equity	$3,339,814	$3,418,048

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$48,449	$57,757
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	22,963	23,071
Gain from sale of fixed assets	(1,392)	(4,255)
Deferred income taxes	2,872	(1,336)
Pay-in-kind interest and accretion on notes receivable from affiliates	(3,628)	(3,111)
Loss (income) from affiliates	(6,644)	2,850
Dividends received from affiliates	1,088	10,692
Other investment income, net	(573)	(2,186)
Other	(14)	(58)
Changes in current assets and liabilities, net of business acquired:
Receivables, net of allowance	105,170	17,021
Inventories	27,522	(89,551)
Other current assets	6,060	2,416
Current liabilities, exclusive of debt	(60,822)	(37,193)
Other, net	2,919	2,824
Net cash from operating activities	143,970	(21,059)
Cash flows from investing activities:
Purchase of short-term investments	(429,011)	(212,621)
Proceeds from the sale of short-term investments	326,826	174,596
Proceeds from the maturity of short-term investments	1,038	756
Capital expenditures	(38,030)	(34,888)
Proceeds from the sale of fixed assets	1,676	6,264
Investments in and advances to affiliates, net	(41)	(7,865)
Principal payments received on long-term notes receivable from affiliates	-	81,231
Purchase of long-term investments	(2,290)	(2,578)
Other, net	324	2,878
Net cash from investing activities	(139,508)	7,773
Cash flows from financing activities:
Notes payable to banks, net	(15,923)	22,911
Principal payments of long-term debt	(127)	(13,131)
Repurchase of common stock	(4,404)	(367)
Other, net	-	(748)
Net cash from financing activities	(20,454)	8,665
Effect of exchange rate change on cash	(186)	255
Net change in cash and cash equivalents	(16,178)	(4,366)
Cash and cash equivalents at beginning of year	55,055	47,651
Cash and cash equivalents at end of period	$38,877	$43,285

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (“Seaboard”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Seaboard’s investments in non-consolidated affiliates are accounted for by the equity method.  The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Seaboard for the year ended December 31, 2013 as filed in its Annual Report on Form 10-K.  Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September.  Seaboard’s year-end is December 31.

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

Supplemental Non-Cash Transactions

Seaboard has notes receivable from affiliates which accrue pay-in-kind interest income, primarily from one affiliate as discussed in Note 9. Seaboard recognized $3,628,000 and $3,111,000, respectively, of non-cash, pay-in-kind interest income and accretion of discount for the first quarter ended March 29, 2014 and March 30, 2013, respectively, related to these notes receivable.

Note 2 – Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income, net.  At March 29, 2014 and December 31, 2013, amortized cost and estimated fair value were not materially different for these investments. At March 29, 2014, money market funds included $6,329,000 denominated in Euros and $3,359,000 denominated in Canadian dollars.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at March 29, 2014 and December 31, 2013.

	2014		2013
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value

Money market funds	$216,623	$216,623	$88,430	$88,430
Corporate bonds	49,044	49,482	69,591	70,258
U.S. Government agency securities	47,620	47,554	27,299	27,147
Asset backed debt securities	11,949	11,938	8,446	8,477
Collateralized mortgage obligations	6,441	6,451	7,597	7,600
U.S. Treasury securities	2,808	2,770	5,258	5,223
Emerging markets debt mutual fund	-	-	17,693	16,941
Total available-for-sale short-term investments	334,485	334,818	224,314	224,076
High yield trading debt securities	50,696	51,923	49,352	50,428
Emerging markets trading debt mutual fund	3,238	2,856	3,202	2,858
Money market funds held in trading accounts	1,287	1,287	11,033	11,033
Emerging markets trading debt securities	712	729	1,300	1,336
Other trading investments	555	609	841	918
Total available-for-sale and trading short-term investments	$390,973	$392,222	$290,042	$290,649

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of March 29, 2014.

(Thousands of dollars)	2014
Due within one year	$5,378
Due after one year through three years	44,186
Due after three years	48,331
Total fixed rate securities	$97,895

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at March 29, 2014 and December 31, 2013:

	March 29,	December 31,
(Thousands of dollars)	2014	2013
At lower of LIFO cost or market:
Live hogs and materials	$210,875	$207,310
Fresh pork and materials	34,439	33,485
	245,314	240,795
LIFO adjustment	(56,371)	(62,236)
Total inventories at lower of LIFO cost or market	188,943	178,559
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	284,115	299,229
Sugar produced and in process	37,685	53,325
Other	65,122	74,289
Total inventories at lower of FIFO cost or market	386,922	426,843
Grain, flour and feed at lower of weighted average cost or market	74,575	93,596
Total inventories	$650,440	$698,998

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments.  Seaboard’s U.S. federal income tax years’ are closed through 2009. Seaboard’s 2010 U.S. income tax return is currently under IRS examination. There have not been any material changes in unrecognized income tax benefits since December 31, 2013.  Interest related to unrecognized tax benefits and penalties was not material for the three months ended March 29, 2014.

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

Note 5 – Derivatives and Fair Value of Financial Instruments

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of March 29, 2014 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first quarter of 2014.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	March 29,
(Thousands of dollars)	2014	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities - short-term investments:
Money market funds	$216,623	$216,623	$-	$-
Corporate bonds	49,482	-	49,482	-
U.S. Government agency securities	47,554	-	47,554	-
Asset backed debt securities	11,938	-	11,938	-
Collateralized mortgage obligations	6,451	-	6,451	-
U.S. Treasury securities	2,770	-	2,770	-
Trading securities - short-term investments:
High yield debt securities	51,923	-	51,923	-
Emerging markets trading debt mutual fund	2,856	2,856	-	-
Money market funds held in trading accounts	1,287	1,287	-	-
Emerging markets trading debt securities	729	-	729	-
Other trading investments	609	-	609	-
Trading securities - other current assets:
Domestic equity securities	28,210	28,210	-	-
Foreign equity securities	7,943	5,676	2,267	-
Fixed income mutual funds	4,909	4,909	-	-
Money market funds	2,102	2,102	-	-
Other	3,641	1,702	1,939	-
Derivatives:
Commodities(1)	19,402	19,402	-	-
Interest rate swaps	388	-	388	-
Foreign currencies	59	-	59	-
Total Assets	$458,876	$282,767	$176,109	$-
Liabilities:
Derivatives:
Commodities(1)	$43,271	$42,386	$885	$-
Interest rate swaps	4,551	-	4,551	-
Foreign currencies	2,043	-	2,043	-
Total Liabilities	$49,865	$42,386	$7,479	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of March 29, 2014, the commodity derivatives had a margin account balance of $42,622,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $19,638,000 and an other current liability of $885,000.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and also the level within the fair value hierarchy used to measure each category of assets.

	Balance
	December 31,
(Thousands of dollars)	2013	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities - short-term investments:
Money market funds	$88,430	$88,430	$-	$-
Corporate bonds	70,258	-	70,258	-
U.S. Government agency securities	27,147	-	27,147	-
Emerging markets debt mutual fund	16,941	16,941	-	-
Asset backed debt securities	8,477	-	8,477	-
Collateralized mortgage obligations	7,600	-	7,600	-
U.S. Treasury securities	5,223	-	5,223	-
Trading securities - short-term investments:
High yield debt securities	50,428	-	50,428	-
Money market funds held in trading accounts	11,033	11,033	-	-
Emerging markets trading debt mutual fund	2,858	2,858	-	-
Emerging markets trading debt securities	1,336	-	1,336	-
Other trading investments	918	-	918	-
Trading securities - other current assets:
Domestic equity securities	26,672	26,672	-	-
Foreign equity securities	9,570	7,317	2,253	-
Fixed income mutual funds	3,974	3,974	-	-
Money market funds	1,931	1,931	-	-
Other	3,203	1,628	1,575	-
Derivatives:
Commodities(1)	2,331	2,331	-	-
Foreign currencies	2,763	-	2,763	-
Total Assets	$341,093	$163,115	$177,978	$-
Liabilities:
Derivatives:
Commodities(1)	$16,014	$15,422	$592	$-
Interest rate swaps	4,103	-	4,103	-
Foreign currencies	101	-	101	-
Total Liabilities	$20,218	$15,422	$4,796	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of December 31, 2013, the commodity derivatives had a margin account balance of $29,822,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $16,731,000 and an other current liability of $592,000.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. If Seaboard’s debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy. The amortized cost and estimated fair values of investments and long-term debt at March 29, 2014 and December 31, 2013 are presented below.

	2014		2013

(Thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Short-term investments, available-for-sale	$ 334,485	$ 334,818	$ 224,314	$ 224,076

Short-term investments, trading debt securities	56,488	57,404	65,728	66,573

Long-term debt	91,910	94,341	92,177	94,578

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Since these derivatives and interest rate exchange agreements discussed below are not accounted for as hedges, fluctuations in the related commodity prices, currency exchange rates and interest rates could have a material impact on earnings in any given period.  Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2013.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At March 29, 2014, Seaboard had open net derivative contracts to purchase 49,560,000 pounds of hogs, 264,000 pounds of dry whey powder, 220,000 pounds of milk powder and 200,000 pounds of cheese and open net derivative contracts to sell 8,960,000 pounds of sugar, 4,692,000 bushels of grain and 108,000 tons of soybean meal.  At December 31, 2013, Seaboard had open net derivative contracts to purchase 51,184,000 pounds of sugar, 32,440,000 pounds of hogs, 6,540,000 bushels of grain, 440,000 pounds of cheese and 308,000 pounds of dry whey powder and open net derivative contracts to sell 12,125,000 pounds of palm oil and 76,000 tons of soybean meal.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies.  Foreign currency exchange agreements that were primarily related to an underlying commodity transaction were recorded at fair value with changes in value marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.  Foreign exchange agreements that were not related to an underlying commodity transaction were recorded at fair value with changes in value marked to market as a component of foreign currency losses, net on the Condensed Consolidated Statements of Comprehensive Income.

At March 29, 2014 and December 31, 2013, Seaboard had trading foreign currency exchange agreements to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $23,939,000 and $127,389,000, respectively, primarily related to the South African Rand.

Interest Rate Exchange Agreements

In March 2014, Seaboard entered into three approximately eight-year interest rate exchange agreements with mandatory early termination dates in the second half of 2014. These exchange agreements involve the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on potential future dry bulk vessel leases. Seaboard pays a fixed rate and receives a variable rate of interest on three notional amounts of $22,000,000 each.  In 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on three notional amounts of $25,000,000 each. These interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in Miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At March 29, 2014 and December 31, 2013, Seaboard had six and three interest rate exchange agreements outstanding with a total notional value of $141,000,000 and $75,000,000, respectively.  In April 2014, Seaboard entered into an interest rate exchange agreement with a notional amount of $22,000,000 with similar terms and dates as the interest rate exchange agreements entered into in March 2014 noted above.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  As of March 29, 2014, Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $59,000 with three counterparties and the interest rate swaps have a maximum amount of loss due to credit risk in the amount of $388,000 with one counterparty.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2014 and March 30, 2013.

(Thousands of dollars)

		Three Months Ended
		March 29,	March 30,
		2014	2013

Commodities	Cost of sales	$ (6,584)	$ (4,808)

Foreign currencies	Cost of sales	485	11,506

Foreign currencies	Foreign currency	765	4,067

Interest rate	Miscellaneous, net	(602)	472

The following table provides the fair value of each type of derivative held as of March 29, 2014 and December 31, 2013 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)		Asset Derivatives				Liability Derivatives

		March 29,		December 31,		March 29,		December 31,

		2014		2013		2014		2013

Commodities	Other current assets	$ 19,402	(1)	$ 2,331	Other current liabilities	$ 43,271	(1)	$ 16,014

Foreign currencies	Other current assets	59		2,763	Other current liabilities	2,043		101

Interest rate	Other current assets	388		-	Other current liabilities	4,551		4,103

(1)   Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of March 29, 2014 and December 31, 2013, the commodity derivatives had a margin account balance of $42,622,000 and $29,822,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $19,638,000 and $16,731,000, respectively and other current liabilities of $885,000 and $592,000, respectively.

Note 6 – Employee Benefits

Seaboard maintains two defined benefit pension plans for its domestic salaried and clerical employees.  At this time, no contributions are expected to be made to these plans for the remainder of 2014.  Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees.  Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended
	March 29,	March 30,
(Thousands of dollars)	2014	2013

Components of net periodic benefit cost:
Service cost	$ 1,856	$ 2,421
Interest cost	2,403	2,068
Expected return on plan assets	(2,185)	(1,612)
Amortization and other	470	1,636
Net periodic benefit cost	$ 2,544	$ 4,513

Note 7 – Commitments and Contingencies

Contingencies

On September 19, 2012, the United States Immigration and Customs Enforcement executed three search warrants authorizing the seizure of certain records from Seaboard’s offices in Merriam, Kansas and at the Seaboard Foods employment office and the human resources department in Guymon, Oklahoma.  The warrants generally called for the seizure of employment-related files, certain e-mails and other electronic records relating to Medicaid and Medicaid recipients, certain health care providers in the Guymon area, and Seaboard’s health plan and certain personnel issues.  This investigation is being handled by the United States Attorney’s Office for the Western District of Oklahoma (“USAO”).  Seaboard is cooperating with the USAO in connection with this investigation.  No civil or criminal proceedings or charges have been filed or brought.  It is not possible at this time to determine whether Seaboard will incur any material fines, penalties or liabilities in connection with this matter.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business.  In the opinion of management, the ultimate resolutions of these items are not expected to have a material adverse effect on the Condensed Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt allowing a lower borrowing rate or facilitating third party financing in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of March 29, 2014, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of March 29, 2014, Seaboard’s borrowing capacity under its committed and uncommitted lines was reduced by letters of credit (“LCs”) totaling $543,000 and $3,706,000, respectively.  The notes payable to banks under the credit lines are unsecured.  The lines of credit do not require compensating balances.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

On November 1, 2013, Seaboard’s Board of Directors authorized an additional $75,000,000 for use in purchasing Seaboard’s Common Stock pursuant to Seaboard’s share repurchase program initially approved in November 2009, and which previously had $100,000,000 of authority. As of March 29, 2014, $80,223,000 remained available for repurchases under this program.  For the three months ended March 29, 2014, Seaboard repurchased 1,667 shares of common stock at a total cost of $4,404,000.  The share repurchase program is in effect through October 31, 2015.  Under this share repurchase program, Seaboard is authorized to repurchase its Common Stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchase will be funded by cash on hand.  Shares repurchased will be retired and resume the status of authorized and unissued shares.  All stock repurchased will be made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board’s stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

In December 2012, Seaboard declared and paid a dividend of $12.00 per share on the common stock.  The increased amount of the dividend (which has historically been $0.75 per share on a quarterly basis or $3.00 per share on an annual basis) represented a prepayment of the annual 2013, 2014, 2015 and 2016 dividends ($3.00 per share per year).  Seaboard did not declare or pay a dividend in 2013. Seaboard does not currently intend to declare any further dividends for the years 2014-2016.

The components of and changes in accumulated other comprehensive loss, net of tax, for the three months ended March 29, 2014 are as follows:

	Cumulative
	Foreign	Unrealized	Unrealized
	Currency	Gain	Gain (Loss)	Unrecognized
	Translation	on	on Cash Flow	Pension
(Thousands of dollars)	Adjustment	Investments	Hedges	Cost	Total

Balance December 31, 2013	$ (155,413)	$481	$(113)	$ (26,752)	$(181,797)

Other comprehensive income (loss) before reclassifications	(26,775)	15	361	-	(26,399)

Amounts reclassified from accumulated other comprehensive loss	-	511 (1)	-	320 (2)	831

Net current-period other comprehensive income (loss)	(26,775)	526	361	320	(25,568)

Balance March 29, 2014	$ (182,188)	$1,007	$248	$ (26,432)	$(207,365)

(1) This represents realized gains on the sale of available-for-sale securities and was recorded in other investment income, net.

(2) This primarily represents the amortization of actuarial losses that are included in net periodic pension cost and are recorded in operating income.  See Note 6 for further discussion.

The components of and changes in accumulated other comprehensive loss, net of tax, for the three months ended March 30, 2013 are as follows:

	Cumulative
	Foreign	Unrealized		Unrealized
	Currency	Gain (Loss)		Loss on	Unrecognized
	Translation	on		Cash Flow	Pension
(Thousands of dollars)	Adjustment	Investments		Hedges	Cost	Total

Balance December 31, 2012	$ (109,457)	$2,232		$(113)	$ (64,206)	$(171,544)

Other comprehensive income (loss) before reclassifications	(6,122)	639		-	-	(5,483)

Amounts reclassified from accumulated other comprehensive loss	-	(210	)(1)	-	1,192 (2)	982

Net current-period other comprehensive income (loss)	(6,122)	429		-	1,192	(4,501)

Balance March 30, 2013	$ (115,579)	$2,661		$(113)	$ (63,014)	$(176,045)

(1) This represents realized gains on the sale of available-for-sale securities and are recorded in other investment income, net.

(2) This primarily represents the amortization of actuarial losses that are included in net periodic pension cost and are recorded in operating income.  See Note 6 for further discussion.

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At March 29, 2014, the Sugar segment had $123,479,000 in net assets denominated in Argentine pesos and $1,587,000 in net liabilities denominated in U.S. dollars.  Management anticipates that the Argentine peso may continue to weaken against the U.S. dollar and thus it is anticipated that Seaboard could incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2014.

At March 29, 2014 and March 30, 2013, income taxes for cumulative foreign currency translation adjustments were recorded using a 35% effective tax rate except for $49,411,000 and $4,018,000, respectively, related to certain subsidiaries for which no tax benefit was recorded. At March 29, 2014 and March 30, 2013, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective rate except for unrecognized pension cost of $8,580,000 and $20,737,000, respectively, related to employees at certain subsidiaries for which no tax benefit has been recorded.

Note 9 - Segment Information

The Tax Act signed into law in January 2013 as discussed in Note 4, renewed and extended the Federal blender’s credits that Seaboard was entitled to receive for biodiesel it blends which had previously expired on December 31, 2011 and renewed retroactively to January 1, 2012 with an expiration of December 31, 2013.  As a result, in the first quarter of 2013 the Pork segment recognized a one-time credit of approximately $11,260,000 as revenues related to this Federal blender’s tax incentive for gallons produced and sold in fiscal 2012. The Federal blender’s credits have not been renewed for 2014.

The Power segment has been operating a floating power generating facility (72 megawatts) in the Dominican Republic under a short-term lease agreement.  On April 1, 2014, Seaboard provided notice to cancel the lease.  Although the final date for operating the leased facility has yet to be finalized, it is anticipated to be during the second or third quarter of 2014.  Seaboard had previously sold this facility to the current owner in 2011.  As part of the original sale in 2011, Seaboard and the purchaser agreed to defer the sale of inventory to the purchaser related to the leased facility until the end of the lease term.  In addition, $1,500,000 of the original sale price for this facility remained in escrow for potential dry dock costs pending final inspection and testing.  Finalization of the transfer of the leased facility to the owner and related settlement of all items noted above is anticipated to occur during the third or fourth quarter of 2014.  At that time, Seaboard anticipates recognizing a gain related to these items of an amount estimated to be approximately $4,500,000, depending on final dry dock costs, if any, which would reduce the amount of gain.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three months ended March 29, 2014 and March 30, 2013 of $355,763,000 and $370,570,000, respectively. Butterball had operating income (loss) for the three months ended March 29, 2014 and March 30, 2013 of $20,748,000 and $(2,103,000), respectively.  In the first quarter of 2013, Butterball incurred additional charges for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility of which Seaboard’s proportionate share of these charges represented $(2,704,000) recognized in loss from affiliates. As of March 29, 2014 and December 31, 2013, the Turkey segment had total assets of $985,913,000 and $907,004,000, respectively.

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

In conjunction with Seaboard’s initial investment in Butterball in December 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $129,551,000 as of March 29, 2014.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity in December 2017.

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

Sales to External Customers:

	Three Months Ended

	March 29,	March 30,
(Thousands of dollars)	2014	2013

Pork	$382,090	$409,252
Commodity Trading and Milling	789,390	800,754
Marine	200,464	230,156
Sugar	50,356	66,164
Power	53,848	72,967
All Other	3,488	3,003
Segment/Consolidated Totals	$1,479,636	$1,582,296

Operating Income (Loss):

	Three Months Ended
	March 29,	March 30,
(Thousands of dollars)	2014	2013

Pork	$60,477	$32,264
Commodity Trading and Milling	11,930	12,328
Marine	(7,392)	(3,266)
Sugar	6,761	16,541
Power	(1,684)	12,939
All Other	337	120
Segment Totals	70,429	70,926
Corporate Items	(5,226)	(7,468)
Consolidated Totals	$65,203	$63,458

Income (Loss) from Affiliates:

	Three Months Ended
	March 29,	March 30,
(Thousands of dollars)	2014	2013

Commodity Trading and Milling	$(35)	$2,090
Sugar	305	93
Turkey	6,374	(5,033)
Segment/Consolidated Totals	$6,644	$(2,850)

Total Assets:

	March 29,	December 31,
(Thousands of dollars)	2014	2013

Pork	$785,617	$773,641
Commodity Trading and Milling	1,013,417	1,056,930
Marine	270,362	271,012
Sugar	169,306	226,245
Power	216,728	267,431
Turkey	351,926	342,083
All Other	7,045	6,428
Segment Totals	2,814,401	2,943,770
Corporate Items	525,413	474,278
Consolidated Totals	$3,339,814	$3,418,048

Investments in and Advances to Affiliates:

	March 29,	December 31,
(Thousands of dollars)	2014	2013

Commodity Trading and Milling	$192,697	$197,036
Sugar	2,476	2,768
Turkey	213,470	207,096
Segment/Consolidated Totals	$408,643	$406,900

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of March 29, 2014 increased $85.4 million to $431.1 million from December 31, 2013.  The increase was primarily the result of net cash from operating activities of $144.0 million.  Partially offsetting the increase was cash used for capital expenditures of $38.0 million, decreases in notes payables of $15.9 million and repurchases of common stock of $4.4 million. Cash from operating activities increased $165.0 million for the three months ended March 29, 2014 compared to the same period in 2013, primarily as a result of a decrease in inventories, principally for the Commodity Trading and Milling segment which had increased in 2013, and accounts receivables, especially related to past due amounts in the Power segment.

Acquisitions, Capital Expenditures and Other Investing Activities

During the three months ended March 29, 2014, Seaboard invested $38.0 million in property, plant and equipment, of which $19.7 million was expended in the Pork segment, $14.6 million in the Marine segment and $3.7 million in all other segments. The Pork segment expenditures were primarily for semi-tractors, improvements to existing facilities and related equipment, and additional finishing barns. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment.  All other segments’ capital expenditures were of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2014, management has budgeted capital expenditures totaling $184.1 million.  The Pork segment plans to spend $43.1 million primarily for improvements to existing facilities and related equipment, and for compressed natural gas semi-tractors and related refueling stations.  The Commodity Trading and Milling segment plans to spend $78.5 million primarily for payments of $60.2 million for four dry bulk vessels being built for a total estimated cost of $90.0 million and improvements to existing facilities and related equipment. However, Seaboard currently anticipates selling and leasing back these four vessels as they are completed which would result in Seaboard receiving back the amounts spent to build at each individual lease inception with no gain or loss on sale.  Final lease terms including amount of payments are pending finalization of the lease agreements.  The first three vessels are scheduled for delivery in the second half of 2014 and the last vessel in early 2015. The Marine segment has budgeted $38.4 million primarily for additional cargo carrying and handling equipment. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment during 2014. The balance of $24.1 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations.  Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

On March 28, 2013, Butterball, LLC (Butterball) repaid in full the $81.2 million loan Seaboard made on December 31, 2012 to its non-consolidated affiliate to fund its purchase of assets from Gusto Packing Company, Inc.  In addition, during the first quarter of 2013, Butterball paid a $10.3 million cash dividend to Seaboard.

Financing Activities and Debt

As of March 29, 2014, Seaboard had a committed line of credit totaling $200.0 million and uncommitted lines totaling $191.7 million.  As of March 29, 2014, there were no borrowings outstanding under the committed line of credit and borrowings under the uncommitted lines of credit totaled $46.0 million, with all such borrowings related to foreign subsidiaries.  Seaboard’s borrowing capacity under its committed and uncommitted lines was reduced by letters of credit (LCs) totaling $0.5 million and $3.7 million, respectively.

In December 2012, Seaboard provided notice of call for early redemption to holders of certain Industrial Development Revenue Bonds effective January 14, 2013.  Seaboard paid $13.0 million in the first quarter of 2013.

Seaboard’s remaining 2014 scheduled long-term debt maturities total $11.4 million.  As of March 29, 2014, Seaboard had cash and short-term investments of $431.1 million, additional total net working capital of $824.9 million and a $200.0 million committed line of credit maturing on February 20, 2018.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2014. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of March 29, 2014, $213.5 million of the $431.1 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

For the three months ended March 29, 2014, Seaboard used cash to repurchase 1,667 shares of common stock at a total price of $4.4 million.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion of this item.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales decreased to $1,479.6 million for the first quarter of 2014 compared to $1,582.3 million for the first quarter of 2013.  The decrease primarily reflected lower cargo volumes in certain markets for the Marine segment, lower sales volume of pork products and decreased payments received from the U.S. Government for biodiesel production for the Pork segment, lower spot market rates for the Power segment and lower sale prices for sugar for the Sugar segment.  The decrease was partially offset by higher prices for pork products sold.

Operating income increased to $65.2 million in the first quarter of 2014 compared to $63.5 million in the first quarter of 2013.  The increase primarily reflects higher prices for pork products sold. Principally offsetting the increase were decreased payments received from the U.S. Government for biodiesel production for the Pork segment, lower spot market rates for the Power division, lower sale prices for sugar for the Sugar segment and increased operating costs for the Marine segment.

Pork Segment

Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013
Net sales	$ 382.1	$ 409.3
Operating income	$ 60.5	$ 32.3

Net sales for the Pork segment decreased $27.2 million in the first quarter of 2014 compared to the first quarter of 2013.  The decrease primarily reflects lower sales volumes of pork products from processing fewer internally grown hogs and decreased payments received from the U.S. government for biodiesel production.  Partially offsetting the decrease were higher prices for pork products sold.  U.S. Government payments included a one-time credit of $11.3 million recorded as revenues in the first quarter of 2013 related to the Tax Act, related to the Federal blender’s credit that Seaboard was entitled to receive for biodiesel it blends but has not been renewed for 2014. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the Federal blender’s credit.

Operating income for the Pork segment increased $28.2 million in the first quarter of 2014 compared to the first quarter of 2013.  The increase is the result of higher prices for pork products sold and, to a lesser extent, lower feed costs for hogs internally grown.  Partially offsetting this increase was a one-time credit of $11.3 million recorded as revenues in the first quarter of 2013, discussed above.

Management is unable to predict future market prices for pork products and biodiesel, the cost of feed or the impact to Seaboard from the porcine epidemic diarrhea virus currently being experienced by the pork industry.  In addition, the Federal blender’s credit expired December 31, 2013 and recently proposed Federal regulations, if approved, decrease U.S. government mandates to use biofuels for 2014.  However, management anticipates positive operating income for this segment for the remainder of 2014.

Commodity Trading and Milling Segment

	Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013
Net sales	$789.4	$800.8
Operating income as reported	$11.9	$12.3
Less mark-to-market adjustments	2.3	(8.3)
Operating income excluding mark-to-market adjustments	$14.2	$4.0
Income from affiliates	$-	$2.1

Net sales for the Commodity Trading and Milling segment decreased $11.4 million for the first quarter of 2014 compared to the first quarter of 2013.  The decrease primarily reflects lower sales prices for wheat and corn to affiliates and lower sales volumes to third parties of various agricultural products partially offset by higher sales volumes of corn to affiliates.

Operating income for this segment decreased $0.4 million for the first quarter of 2014 compared to the first quarter of 2013.  The decrease primarily reflects fluctuations of $10.6 million of marking to market derivative contracts as discussed below and recoveries of $4.3 million in 2013 of the inventory write-downs for customer contract performance issues recognized in prior years. Principally offsetting the decrease was higher margins on commodity trading sales primarily as a result of favorable market conditions.  Excluding the effects of mark-to-market adjustments for derivatives contracts as discussed below, operating income increased $10.2 million for 2014 compared to 2013.

Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results for this segment.  However, management anticipates positive operating income for this segment for the remainder of 2014, excluding the potential effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $2.3 million and lower by $8.3 million, for the first quarter of 2014 and 2013, respectively.  While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2014.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates for the first quarter of 2014 decreased by $2.1 million compared to the first quarter of 2013.  The decrease primarily reflects fluctuations of marking to market derivative contracts for commodity trading businesses accounted for using the equity method.  Based on the uncertainty of local political and economic environments in the countries in which Seaboard’s affiliates operate, management cannot predict future results.

Marine Segment

Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013
Net sales	$ 200.5	$ 230.2
Operating loss	$ (7.4)	$ (3.3)

Net sales for the Marine segment decreased $29.7 million for the first quarter of 2014 compared to the first quarter of 2013.  The decrease was primarily the result of lower cargo volumes in certain markets, most notably Venezuela, during 2014 compared to 2013.

Operating loss increased $4.1 million for the first quarter of 2014 compared to the first quarter of 2013.  The increase in operating loss was primarily the result of increased trucking costs and certain terminal operating costs increases on a per unit shipped basis impacted by the decreased volumes noted above.  Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2014.  However, based on recent market conditions, management anticipates this segment will not be profitable for the remainder of 2014.

Sugar Segment

	Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013
Net sales	$50.4	$66.2
Operating income	$6.8	$16.5
Income from affiliates	$0.3	$0.1

Net sales for the Sugar segment decreased $15.8 million for the first quarter of 2014 compared to the first quarter of 2013.  The decrease primarily reflects lower sales prices for sugar and, to a lesser extent, lower volumes of sugar sold.  Sugar sales are denominated in Argentine pesos and the lower sales prices for sugar in terms of U.S. dollars was the result of exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar in 2014.  Management cannot predict sugar and alcohol prices for the remainder of 2014, but management anticipates that the Argentine peso may continue to weaken against the U.S. dollar.

Operating income decreased $9.7 million for the first quarter of 2014 compared to the first quarter of 2013.  The decrease primarily represents lower income from sugar sales as a result of lower sales prices as noted above and, to a lesser extent, increased costs of production.  Management anticipates positive operating income for this segment for the remainder of 2014.

Power Segment

	Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013
Net sales	$53.8	$73.0
Operating income (loss)	$(1.7)	$12.9

Net sales for the Power segment decreased $19.2 million for the first quarter of 2014 compared to the first quarter of 2013.  The decrease reflects lower spot market rates. Although management cannot predict future spot market rates, sales volumes for the remainder of 2014 are anticipated to be lower than 2013 as a result of Seaboard providing notice to cancel the short-term leasing of one power generating facility, as further discussed in Note 9 to the Condensed Consolidated Financial Statements.

Operating income decreased $14.6 million for the first quarter of 2014 compared to the first quarter of 2013.  The decrease primarily reflects lower spot market rates partially offset by lower fuel costs per kilowatt hour generated. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs.  However, based on recent market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2014, excluding any potential gains as discussed in Note 9 to the Condensed Consolidated Financial Statements.

Turkey Segment

	Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013
Income (loss) from affiliate	$6.4	$(5.0)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball.  The increase in income from affiliate for the first quarter of 2014 compared to the first quarter of 2013 was primarily the result of lower feed costs.  In addition, Butterball incurred additional charges in 2013 for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility. Seaboard’s proportionate share represented $2.7 million recognized in loss from affiliate for the first quarter of 2013.  Management anticipates positive income for this segment for the remainder of 2014, excluding the potential effects of marking to market commodity derivative contracts and interest rate exchange agreements.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $3.1 million for the first quarter of 2014 compared to the first quarter of 2013.  The decrease was primarily the result of lower costs related to Seaboard’s deferred compensation programs (which are offset by mark-to-market investments recorded in Other Investment Income, Net) and lower pension costs.  As a percent of revenues, SG&A was 4.1% for the first quarter of 2014 compared to 4.0% for the first quarter of 2013.

Interest Expense

Interest expense increased $2.4 million for the first quarter of 2014 compared to the first quarter of 2013.  The increase primarily reflected higher interest rates on notes payable related to foreign subsidiaries.

Interest Income

Interest income increased $3.0 million for the first quarter of 2014 compared to the first quarter of 2013.  The increase primarily reflected an increase in interest received on outstanding customer receivable balances in the Power segment.

Foreign Currency Losses, Net

Foreign currency losses, net increased $4.5 million for the first quarter of 2014 compared to the first quarter of 2013.  The increase reflected increased losses related to multiple currencies with the more significant increases related to the Venezuelan Bolivar and South African Rand.  Seaboard operates in many developing countries.  The political and economic conditions of these markets, along with fluctuations in the value of the U.S. dollar cause volatility in currency exchange rates which exposes Seaboard to fluctuating foreign currency gains and losses which cannot be predicted by Seaboard.

Income Tax Expense

The effective tax rate for the first quarter of 2014 was higher than that for the first quarter of 2013 primarily as the mix of projected domestic and foreign earnings for 2014 fluctuated from prior year resulting in more income taxed at a higher tax rate.  In addition, certain U.S. income tax provisions expired on December 31, 2013 and currently have not been renewed for 2014. The effective tax rate for the first three months of 2013 was also impacted by a one-time tax benefit of $7.9 million recorded in the first quarter of 2013 related to certain 2012 income tax credits as further discussed in Note 4 to the Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations.  Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchases and sale contracts.  Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates.  Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2013.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a–15(e) as of March 29, 2014.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls –There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a–15 that occurred during the fiscal quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard’s purchase of its common stock during the quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2014	1,521	2,646.04	1,521	80,602,231
February 1 to February 28, 2014	146	2,595.30	146	80,223,317
March 1 to March 29, 2014	-	-	-	80,223,317
Total	1,667	2,641.60	1,667	80,223,317

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

101

The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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

Date: May 2, 2014

by:	/s/ John A. Virgo
John A. Virgo, Senior Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: May 2, 2014