Form 10-Q
period 2014-06-28
SEABOARD CORP /DE/
filed 2014-08-05
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

OR

{    }                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on July 23, 2014.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended				Six Months Ended
		June 28,		June 29,		June 28,		June 29,
		2014		2013		2014		2013
Net sales:
Products (includes sales to affiliates of $179,031, $164,548, $375,017 and $347,083)		$1,417,116		$1,371,142		$2,630,871		$2,634,415
Service revenues		224,127		237,948		436,160		483,960
Other		53,348		74,949		107,196		147,960
Total net sales		1,694,591		1,684,039		3,174,227		3,266,335
Cost of sales and operating expenses:
Products		1,249,249		1,294,124		2,354,832		2,465,826
Services		202,482		216,097		396,989		441,092
Other		45,433		58,408		99,391		117,101
Total cost of sales and operating expenses		1,497,164		1,568,629		2,851,212		3,024,019
Gross income		197,427		115,410		323,015		242,316
Selling, general and administrative expenses		63,088		61,861		123,473		125,309
Operating income		134,339		53,549		199,542		117,007
Other income (expense):
Interest expense		(3,856)		(2,370)		(8,676)		(4,762)
Interest income		1,724		4,269		8,804		8,358
Interest income from affiliates		6,880		5,370		13,236		11,525
Income (loss) from affiliates		7,803		(4,547)		14,447		(7,397)
Other investment income (loss), net		2,787		(1,932)		3,360		254
Foreign currency losses, net		(2,994)		(135)		(8,687)		(1,280)
Miscellaneous, net		(2,393)		3,870		(2,253)		4,692
Total other income, net		9,951		4,525		20,231		11,390
Earnings before income taxes		144,290		58,074		219,773		128,397
Income tax expense		(49,851)		(18,048)		(76,885)		(30,614)
Net earnings		$94,439		$40,026		$142,888		$97,783
Less: Net income attributable to noncontrolling interests		(762)		(479)		(1,045)		(782)
Net earnings attributable to Seaboard		$93,677		$39,547		$141,843		$97,001

Earnings per common share	$79.01		$33.07		$119.53		$81.06

Other comprehensive income (loss), net of income tax benefit of $725, $2,939, $10,388 and $5,540:
Foreign currency translation adjustment		(2,790)		(6,699)		(29,565)		(12,821)
Unrealized gain (loss) on investments		498		(2,137)		1,024		(1,708)
Unrealized gain (loss) on cash flow hedges		(275)		-		86		-
Unrecognized pension cost		320		2,545		640		3,737
Other comprehensive loss, net of tax		$(2,247)		$(6,291)		$(27,815)		$(10,792)
Comprehensive income		92,192		33,735		115,073		86,991
Less: Comprehensive income attributable to
noncontrolling interests		(765)		(522)		(1,044)		(819)
Comprehensive income attributable to Seaboard		$91,427		$33,213		$114,029		$86,172

Average number of shares outstanding		1,185,633		1,195,815		1,186,640		1,196,656

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	June 28,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$73,654	$55,055
Short-term investments	325,134	290,649
Receivables, net of allowance	582,520	651,404
Inventories	724,636	698,998
Deferred income taxes	25,170	23,449
Other current assets	125,947	134,394
Total current assets	1,857,061	1,853,949
Net property, plant and equipment	862,673	863,573
Investments in and advances to affiliates	417,652	406,900
Notes receivable from affiliates	189,856	180,386
Goodwill	43,218	43,218
Other intangible assets, net	18,872	18,997
Other assets	46,551	51,025
Total assets	$3,435,883	$3,418,048

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$37,998	$67,699
Current maturities of long-term debt	85,500	11,697
Accounts payable	193,658	200,242
Deferred revenue	61,658	46,192
Other current liabilities	262,832	289,497
Total current liabilities	641,646	615,327
Long-term debt, less current maturities	628	80,480
Deferred income taxes	78,893	73,336
Other liabilities and deferred credits	173,473	168,935
Total non-current liabilities	252,994	322,751
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value,
Authorized 1,250,000 shares;
issued and outstanding 1,170,550 and 1,188,955 shares	1,171	1,189
Accumulated other comprehensive loss	(209,612)	(181,797)
Retained earnings	2,743,937	2,655,857
Total Seaboard stockholders’ equity	2,535,496	2,475,249
Noncontrolling interests	5,747	4,721
Total equity	2,541,243	2,479,970
Total liabilities and stockholders’ equity	$3,435,883	$3,418,048

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2014	2013
Cash flows from operating activities:
Net earnings	$142,888	$97,783
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	46,057	46,513
Gain from sale of fixed assets	(1,887)	(6,393)
Deferred income taxes	13,362	2,278
Pay-in-kind interest and accretion on notes receivable from affiliates	(7,535)	(6,431)
Loss (income) from affiliates	(14,447)	7,397
Dividends received from affiliates	1,823	11,129
Other investment income, net	(3,360)	(254)
Other, net	626	(109)
Changes in assets and liabilities:
Receivables, net of allowance	69,297	(26,429)
Inventories	(51,365)	(3,186)
Other current assets	6,042	(8,598)
Current liabilities, exclusive of debt	(5,728)	(70,405)
Other, net	7,140	3,119
Net cash from operating activities	202,913	46,414
Cash flows from investing activities:
Purchase of short-term investments	(567,264)	(391,782)
Proceeds from the sale of short-term investments	530,709	338,843
Proceeds from the maturity of short-term investments	3,338	3,644
Capital expenditures	(68,213)	(82,136)
Proceeds from the sale of fixed assets	2,252	9,890
Investments in and advances to affiliates, net	(1,786)	(11,913)
Principal payments received on long-term notes receivable from affiliates	-	81,272
Purchase of long-term investments	(2,333)	(3,079)
Other, net	(70)	7,382
Net cash from investing activities	(103,367)	(47,879)
Cash flows from financing activities:
Notes payable to banks, net	(23,943)	36,820
Principal payments of long-term debt	(5,903)	(29,767)
Repurchase of common stock	(53,781)	(13,693)
Other, net	(18)	(644)
Net cash from financing activities	(83,645)	(7,284)
Effect of exchange rate change on cash	2,698	109
Net change in cash and cash equivalents	18,599	(8,640)
Cash and cash equivalents at beginning of year	55,055	47,651
Cash and cash equivalents at end of period	$73,654	$39,011

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

Supplemental Non-Cash Transactions

Seaboard has notes receivable from affiliates which accrue pay-in-kind interest income, primarily from one affiliate as discussed in Note 9. Seaboard recognized $3,907,000 and $7,535,000, respectively, of non-cash, pay-in-kind interest income and accretion of discount for the three and six months ended June 28, 2014 and $3,320,000 and $6,431,000, respectively, for the three and six months ended June 29, 2013, respectively, related to these notes receivable.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued guidance to develop a single, comprehensive revenue recognition model for all contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Seaboard is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.  Seaboard will be required to adopt this guidance on January 1, 2017 and it is currently anticipated that Seaboard will apply this guidance using the cumulative effect transition method.

Note 2 – Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income (loss), net.  At June 28, 2014 and December 31, 2013, amortized cost and estimated fair value were not materially different for these investments. At June 28, 2014, money market funds included $6,848,000 denominated in Euros and $5,549,000 denominated in Canadian dollars.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at June 28, 2014 and December 31, 2013.

	2014		2013
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value
Money market funds	$66,993	$66,993	$88,430	$88,430
Corporate bonds	49,306	49,921	69,591	70,258
U.S. Government agency securities	43,615	43,629	27,299	27,147
Asset backed debt securities	10,791	10,791	8,446	8,477
Collateralized mortgage obligations	5,575	5,584	7,597	7,600
U.S. Treasury securities	5,039	5,035	5,258	5,223
Emerging markets debt mutual fund	-	-	17,693	16,941
Total available-for-sale short-term investments	181,319	181,953	224,314	224,076
High yield trading debt securities	101,802	103,163	49,352	50,428
Equity mutual fund	25,087	25,017	-	-
Money market funds held in trading accounts	5,728	5,728	11,033	11,033
Domestic equity ETF	4,853	5,107	-	-
Emerging markets trading debt mutual fund	3,282	2,988	3,202	2,858
Emerging markets trading debt securities	605	621	1,300	1,336
Other trading investments	505	557	841	918
Total available-for-sale and trading short-term investments	$323,181	$325,134	$290,042	$290,649

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of June 28, 2014.

(Thousands of dollars)	2014
Due within one year	$1,963
Due after one year through three years	45,889
Due after three years	49,675
Total fixed rate securities	$97,527

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at June 28, 2014 and December 31, 2013:

	June 28,	December 31,
(Thousands of dollars)	2014	2013
At lower of LIFO cost or market:
Live hogs and materials	$209,734	$207,310
Fresh pork and materials	22,513	33,485
	232,247	240,795
LIFO adjustment	(49,140)	(62,236)
Total inventories at lower of LIFO cost or market	183,107	178,559
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	350,720	299,229
Sugar produced and in process	41,351	53,325
Other	71,558	74,289
Total inventories at lower of FIFO cost or market	463,629	426,843
Grain, flour and feed at lower of weighted average cost or market	77,900	93,596
Total inventories	$724,636	$698,998

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments.  Seaboard’s U.S. federal income tax years’ are closed through 2009. The Internal Revenue Service (IRS) has completed its examination of Seaboard’s 2010 U.S. income tax return.  The examination report will be subject to review by the Joint Committee on Taxation.  There have not been any material changes in unrecognized income tax benefits since December 31, 2013.  Interest related to unrecognized tax benefits and penalties was not material for the six months ended June 28, 2014.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of June 28, 2014 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first six months of 2014.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	June 28,
(Thousands of dollars)	2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$66,993	$66,993	$-	$-
Corporate bonds	49,921	-	49,921	-
U.S. Government agency securities	43,629	-	43,629	-
Asset backed debt securities	10,791	-	10,791	-
Collateralized mortgage obligations	5,584	-	5,584	-
U.S. Treasury securities	5,035	-	5,035	-
Trading securities - short-term investments:
High yield debt securities	103,163	-	103,163	-
Equity mutual fund	25,017	25,017	-	-
Money market funds held in trading accounts	5,728	5,728	-	-
Domestic equity ETF	5,107	5,107	-	-
Emerging markets trading debt mutual fund	2,988	2,988	-	-
Emerging markets trading debt securities	621	-	621	-
Other trading investments	557	-	557	-
Trading securities - other current assets:
Domestic equity securities	30,869	30,869	-	-
Foreign equity securities	8,450	7,049	1,401	-
Fixed income mutual funds	4,945	4,945	-	-
Money market funds	2,273	2,273	-	-
Other	2,083	177	1,906	-
Derivatives:
Commodities(1)	9,560	9,560	-	-
Interest rate swaps	-	-	-	-
Foreign currencies	2,101	-	2,101	-

Total Assets	$385,415	$160,706	$224,709	$-
Liabilities:
Derivatives:
Commodities(1)	$38,166	$38,014	$152	$-
Interest rate swaps	6,901	-	6,901	-
Foreign currencies	378	-	378	-

Total Liabilities	$45,445	$38,014	$7,431	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of June 28, 2014, the commodity derivatives had a margin account balance of $44,039,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $15,585,000 and an other current liability of $152,000.

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
Trading securities - short term investments:
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

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. If Seaboard’s debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy. The amortized cost and estimated fair values of investments and long-term debt at June 28, 2014 and December 31, 2013 are presented below.

	2014		2013
(Thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Short-term investments, available-for-sale	$181,319	$181,953	$224,314	$224,076
Short-term investments, trading debt securities	141,862	143,181	65,728	66,573
Long-term debt	86,128	88,220	92,177	94,578

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At June 28, 2014, Seaboard had open net derivative contracts to purchase 17,760,000 pounds of hogs, 220,000 pounds of milk powder, 80,000 pounds of cheese and 44,000 pounds of dry whey powder and open net derivative contracts to sell 3,759,000 pounds of sugar, 720,000 bushels of grain, 420,000 gallons of heating oil and 178,000 tons of soybean meal.  At December 31, 2013, Seaboard had open net derivative contracts to purchase 51,184,000 pounds of sugar, 32,440,000 pounds of hogs, 6,540,000 bushels of grain, 440,000 pounds of cheese and 308,000 pounds of dry whey powder and open net derivative contracts to sell 12,125,000 pounds of palm oil and 76,000 tons of soybean meal.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.

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

At June 28, 2014 and December 31, 2013, Seaboard had trading foreign currency exchange agreements to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $88,271,000 and $127,389,000, respectively, primarily related to the South African Rand.

Interest Rate Exchange Agreements

In March and April 2014, Seaboard entered into four approximately eight-year interest rate exchange agreements with mandatory early termination dates in the second half of 2014 for three of the agreements and early 2015 for one of the agreements. These four exchange agreements involve the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying notional amounts to mitigate the potential effects of fluctuations in interest rates on the anticipated dry bulk vessel leases in the last half of 2014 and early 2015. Seaboard pays a fixed rate and receives a variable rate of interest on these four notional amounts of $22,000,000 each. In 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on these three notional amounts of $25,000,000 each. All seven of these interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At June 28, 2014 and December 31, 2013, Seaboard had seven and three interest rate exchange agreements outstanding, respectively, with a total notional value of $163,000,000 and $75,000,000, respectively.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  As of June 28, 2014, Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $2,101,000 with six counterparties and no such exposures related to the interest rate swaps.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2014 and June 29, 2013.

(Thousands of dollars)

		Three Months Ended		Six Months Ended
		June 28,	June 29,	June 28,	June 29,
		2014	2013	2014	2013
Commodities	Cost of sales	$9,962	$5,867	$3,378	$1,059
Foreign currencies	Cost of sales	2,328	1,993	2,813	13,499
Foreign currencies	Foreign currency	(1,185)	1,820	(420)	5,887
Interest rate	Miscellaneous, net	(3,293)	2,962	(3,895)	3,434

The following table provides the fair value of each type of derivative held as of June 28, 2014 and December 31, 2013 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)		Asset Derivatives			Liability Derivatives
		June 28,	December 31,		June 28,	December 31,
		2014	2013		2014	2013
Commodities	Other current assets	$9,560 (1)	$2,331	Other current liabilities	$38,166 (1)	$16,014
Foreign currencies	Other current assets	2,101	2,763	Other current liabilities	378	101
Interest rate	Other current assets	-	-	Other current liabilities	6,901	4,103

(1)   Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of June 28, 2014 and December 31, 2013, the commodity derivatives had a margin account balance of $44,039,000 and $29,822,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $15,585,000 and $16,731,000, respectively and other current liabilities of $152,000 and $592,000, respectively.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Thousands of dollars)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$2,004	$2,263	$3,860	$4,684
Interest cost	2,418	2,035	4,821	4,103
Expected return on plan assets	(2,179)	(1,614)	(4,364)	(3,226)
Amortization and other	581	1,543	1,051	3,179
Agreement termination gain	-	(3,204)	-	(3,204)
Net periodic benefit cost	$2,824	$1,023	$5,368	$5,536

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

Note 7 – Long-Term Debt, Commitments and Contingencies

In July 2014, Seaboard provided notice of optional prepayment to its lenders related to a credit agreement with an original maturity date of 2021.  As a result, $74,100,000 was reclassified from long-term debt to current maturities of long-term debt as of June 28, 2014.  The total principal payment of $85,500,000 is anticipated to be made on August 29, 2014.  At that time, Seaboard will also be required to pay an approximately $3,760,000 fee for early payment that will be expensed in the third quarter of 2014.

Contingencies

On September 19, 2012, the United States Immigration and Customs Enforcement (“ICE”) executed three search warrants authorizing the seizure of certain records from Seaboard’s offices in Merriam, Kansas and at the Seaboard Foods employment office and the human resources department in Guymon, Oklahoma.  The warrants generally called for the seizure of employment-related files, certain e-mails and other electronic records relating to Medicaid and Medicaid recipients, certain health care providers in the Guymon area, and Seaboard’s health plan and certain personnel issues.  The United States Attorney’s Office for the Western District of Oklahoma (“USAO”), which has been leading the investigation, recently advised Seaboard that it intends to close its investigation and that no charges would be brought against Seaboard, although the possibility of proceedings by ICE and/or the Oklahoma Attorney General’s office remains.  No proceedings have been filed or brought as of this time.  It is not possible at this time to determine whether Seaboard will incur any material fines, penalties or liabilities in connection with this matter.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business.  In the opinion of management, the ultimate resolutions of these items are not expected to have a material adverse effect on the Condensed Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of June 28, 2014, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of June 28, 2014, Seaboard’s borrowing capacity under its uncommitted lines was reduced by letters of credit totaling $3,653,000.  The notes payable to banks under the committed and uncommitted credit lines are unsecured.  These lines of credit do not require compensating balances.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place which was initially approved by its Board of Directors in November 2009, and is in effect through October 31, 2015.  In May 2014, the Board of Directors increased the dollar amount of Seaboard common stock authorized to be repurchased under the share repurchase program by $20,000,000, and Seaboard commenced a tender offer to repurchase shares.  On June 19, 2014, Seaboard completed the tender offer, pursuant to which it repurchased 16,738 shares of common stock at a price per share of $2,950, for a total cost of $49,377,000. As of June 28, 2014, $50,846,000 remained available for repurchases under the share repurchase program.  For the six months ended June 28, 2014, Seaboard repurchased 18,405 shares of common stock at a total cost of $53,781,000.  Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price.  During the period that the share repurchase program remains in effect, from time to time Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchases are being funded by cash on hand, and shares repurchased are being retired and resume the status of authorized and unissued shares.  All stock repurchases are being made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board of Directors stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

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

The changes in the components of other comprehensive loss (OCL), net of related taxes, are as follows:

	Three Months Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
(Thousands of dollars)	2014		2013		2014		2013
Foreign currency translation adjustment	$(2,790)		$(6,699)		$(29,565)		$(12,821)
Investments:
Unrealized gain (loss)	553		(1,948)		568		(1,309)
Amounts reclassified from OCL to net earnings	(55)	(1)	(189)	(1)	456	(1)	(399)	(1)
Unrealized gain (loss) on investments	498		(2,137)		1,024		(1,708)
Unrealized gain (loss) on cash flow hedges	(275)		-		86		-
Pension cost:
Unrealized gain	-		1,310		-		1,310
Amounts reclassified from OCL to net earnings	320	(2)	1,235	(2)	640	(2)	2,427	(2)
Unrecognized pension cost	320		2,545		640		3,737
Other Comprehensive Loss, Net of Tax	$(2,247)		$(6,291)		$(27,815)		$(10,792)

(1)    This represents realized gains on the sale of available-for-sale securities and was recorded in other investment income (loss), net.

(2)    This primarily represents the amortization of actuarial losses that were included in net periodic pension cost and was recorded in operating income.  See Note 6 for further discussion.

As discussed in Note 6 to the Condensed Consolidated Financial Statements, Seaboard recognized a one-time retirement agreement termination gain of $1,310,000 net of tax, in unrecognized pension cost in other comprehensive income during the second quarter of 2013.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	June 28,	December 31,
(Thousands of dollars)	2014	2013
Cumulative Foreign Currency Translation Adjustment:	$(184,978)	$(155,413)
Unrealized Gain on Investments:	1,505	481
Unrealized Loss on Cash Flow Hedges:	(27)	(113)
Unrecognized Pension Cost:	(26,112)	(26,752)
Total Accumulated Other Comprehensive Loss	$(209,612)	$(181,797)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At June 28, 2014, the Sugar segment had $124,511,000 in net assets denominated in Argentine pesos and $1,396,000 in net assets denominated in U.S. dollars.  Management anticipates that the Argentine peso may continue to weaken against the U.S. dollar and thus it is anticipated that Seaboard could incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2014.

At June 28, 2014 and June 29, 2013, income taxes for cumulative foreign currency translation adjustments were recorded using a 35% effective tax rate except for $50,353,000 and $4,988,000, respectively, related to certain subsidiaries for which no tax benefit was recorded. At June 28, 2014 and June 29, 2013, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective rate except for unrecognized pension cost of $8,498,000 and $20,346,000, respectively, related to employees at certain subsidiaries for which no tax benefit has been recorded.

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

The Commodity Trading and Milling segment has a 50% non-controlling interest in a bakery located in the Democratic Republic of Congo which began start-up operations in the fourth quarter of 2012.  As part of its investment in this bakery, Seaboard has an interest bearing long-term note receivable from this bakery which has a decreasing balance with the first payment due in June 2015 and a final maturity date of December 2020.  Repayment of this note is dependent upon this business improving existing operations to generate adequate future cash flows to make scheduled payments when due.  As of June 28, 2014, the recorded balance of this Note Receivable from Affiliates was $34,144,000.

The Power segment has been operating a floating power generating facility (72 megawatts) in the Dominican Republic under a short-term lease agreement.  On April 1, 2014, Seaboard provided notice to cancel the lease.  Seaboard will operate the leased facility until September 30, 2014.  Seaboard had previously sold this facility to the current owner in 2011.  As part of the original sale in 2011, Seaboard and the purchaser agreed to defer the sale of inventory to the purchaser related to the leased facility until the end of the lease term.  In addition, $1,500,000 of the original sale price for this facility remained in escrow and currently provides security for the lease until the end of the lease term.  Finalization of the transfer of the leased facility to the owner and related settlement of all items noted above is anticipated to occur during the fourth quarter of 2014.  At that time, Seaboard anticipates recognizing a gain related to these items of an amount estimated to be approximately $4,500,000.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three and six months ended June 28, 2014 of $375,668,000 $731,431,000, respectively, compared to total net sales for the three and six months ended June 29, 2013 of $353,944,000 and $724,514,000, respectively. Butterball had operating income for the three and six months ended June 28, 2014 of $28,682,000 and $49,430,000, respectively, compared to operating loss for the three and six months ended June 29, 2013 of $(2,417,000) and $(4,520,000), respectively.  In the first quarter of 2013, Butterball incurred additional charges for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility of which Seaboard’s proportionate share of these charges represented $(2,704,000) recognized in loss from affiliates.  This facility was sold in the second quarter of 2014 for approximately the remaining net book value. As of June 28, 2014 and December 31, 2013, the Turkey segment had total assets of $1,035,666,000 and $907,004,000, respectively.

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

In conjunction with Seaboard’s initial investment in Butterball in December 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $133,294,000 as of June 28, 2014.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity in December 2017.

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

Sales to External Customers:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Thousands of dollars)	2014	2013	2014	2013
Pork	$466,735	$416,850	$848,825	$826,102
Commodity Trading and Milling	914,114	894,762	1,703,504	1,695,516
Marine	210,960	226,725	411,424	456,881
Sugar	46,986	67,890	97,342	134,054
Power	53,033	74,812	106,881	147,779
All Other	2,763	3,000	6,251	6,003
Segment/Consolidated Totals	$1,694,591	$1,684,039	$3,174,227	$3,266,335

Operating Income (Loss):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Thousands of dollars)	2014	2013	2014	2013
Pork	$110,213	$23,634	$170,690	$55,898
Commodity Trading and Milling	18,263	8,610	30,193	20,938
Marine	(3,057)	(4,114)	(10,449)	(7,380)
Sugar	9,654	11,578	16,415	28,119
Power	6,129	15,037	4,445	27,976
All Other	(8)	18	329	138
Segment Totals	141,194	54,763	211,623	125,689
Corporate Items	(6,855)	(1,214)	(12,081)	(8,682)
Consolidated Totals	$134,339	$53,549	$199,542	$117,007

Income (Loss) from Affiliates:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Thousands of dollars)	2014	2013	2014	2013
Commodity Trading and Milling	$(2,170)	$(2,278)	$(2,205)	$(188)
Sugar	443	24	748	117
Turkey	9,530	(2,293)	15,904	(7,326)
Segment/Consolidated Totals	$7,803	$(4,547)	$14,447	$(7,397)

Total Assets:

	June 28,	December 31,
(Thousands of dollars)	2014	2013
Pork	$793,538	$773,641
Commodity Trading and Milling	1,114,690	1,056,930
Marine	263,238	271,012
Sugar	179,876	226,245
Power	244,382	267,431
Turkey	365,199	342,083
All Other	7,531	6,428
Segment Totals	2,968,454	2,943,770
Corporate Items	467,429	474,278
Consolidated Totals	$3,435,883	$3,418,048

Investments in and Advances to Affiliates:

	June 28,	December 31,
(Thousands of dollars)	2014	2013
Commodity Trading and Milling	$191,799	$197,036
Sugar	2,853	2,768
Turkey	223,000	207,096
Segment/Consolidated Totals	$417,652	$406,900

Administrative services provided by the corporate office allocated to the individual segments represent corporate services rendered to and costs incurred for each specific segment with no allocation to individual segments of general corporate management oversight costs.  Corporate assets include short-term investments, other current assets related to deferred compensation plans, fixed assets, deferred tax amounts and other miscellaneous items.  Corporate operating losses represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in Other Investment Income (Loss), Net).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of June 28, 2014 increased $53.1 million to $398.8 million from December 31, 2013.  The increase was primarily the result of net cash from operating activities of $202.9 million.  Partially offsetting the increase was cash used for capital expenditures of $68.2 million, repurchases of common stock of $53.8 million and decreases in notes payable of $23.9 million. Cash from operating activities increased $156.5 million for the six months ended June 28, 2014 compared to the same period in 2013, primarily as a result of changes in working capital.  Accounts receivables decreased in 2014, principally related to collections of U.S. tax receivables and also past due amounts in the Power segment, while current liabilities decreased in 2013 primarily from timing of payments related principally to the Commodity Trading and Milling segment.

Acquisitions, Capital Expenditures and Other Investing Activities

During the six months ended June 28, 2014, Seaboard invested $68.2 million in property, plant and equipment, of which $30.8 million was expended in the Pork segment, $19.6 million in the Marine segment and $17.8 million in all other segments. The Pork segment expenditures were primarily for compressed natural gas semi-tractors and related refueling stations, improvements to existing facilities and related equipment, and additional finishing barns. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment.  All other segments’ capital expenditures were of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2014, management has budgeted capital expenditures totaling $138.8 million.  The Pork segment plans to spend $27.4 million primarily for improvements to existing facilities and related equipment.  The Commodity Trading and Milling segment plans to spend $62.1 million primarily for payments of $53.0 million for four dry bulk vessels being built for a total estimated cost of $90.0 million and improvements to existing facilities and related equipment. However, Seaboard currently anticipates selling and leasing back these four vessels as they are completed which would result in Seaboard receiving back the amounts spent to build at each individual lease inception with no gain or loss on sale.  Final lease terms including amount of payments are pending finalization of the lease agreements.  The first three vessels are scheduled for delivery in the second half of 2014 and the last vessel in early 2015. The Marine segment has budgeted $31.8 million primarily for additional cargo carrying and handling equipment. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment during 2014. The balance of $17.5 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations.  Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

On March 28, 2013, Butterball, LLC (Butterball) repaid in full the $81.2 million loan Seaboard made on December 31, 2012 to its non-consolidated affiliate to fund its purchase of assets from Gusto Packing Company, Inc.  In addition, during the first quarter of 2013, Butterball paid a $10.3 million cash dividend to Seaboard.

Financing Activities and Debt

As of June 28, 2014, Seaboard had a committed line of credit totaling $200.0 million and uncommitted lines totaling $191.5 million.  As of June 28, 2014, there were no borrowings outstanding under the committed line of credit and borrowings under the uncommitted lines of credit totaled $38.0 million, with all such borrowings related to foreign subsidiaries.  Seaboard’s borrowing capacity under its uncommitted lines was reduced by letters of credit totaling $3.7 million.

In July 2014, Seaboard provided notice of optional prepayment to its lenders related to a credit agreement with an original maturity date of 2021.  As a result, $74.1 million was reclassified from long-term debt to current maturities of long-term debt as of June 28, 2014.  The total principal payment of $85.5 million is anticipated to be made on August 29, 2014.  At that time, Seaboard will also be required to pay an approximately $3.8 million fee for early payment that will be expensed in the third quarter of 2014.  In December 2012, Seaboard provided notice of call for early redemption to holders of certain Industrial Development Revenue Bonds effective January 14, 2013.  Seaboard paid $13.0 million in the first quarter of 2013.

As of June 28, 2014, Seaboard had cash and short-term investments of $398.8 million, additional total net working capital of $816.6 million and a $200.0 million committed line of credit maturing on February 20, 2018.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2014. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of June 28, 2014, $115.0 million of the $398.8 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

For the six months ended June 28, 2014, Seaboard used cash to repurchase 18,405 shares of common stock at a total price of $53.8 million.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion of this item.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2014 increased by $10.6 million and decreased $92.1 million, respectively, over the same periods in 2013.  The increase for the three month period primarily reflected higher prices for pork products sold principally offset by the same factors that are noted below as accounting for the decrease for the six month period.  The decrease for the six month period primarily reflected lower sales volume of pork products and decreased payments received from the U.S. Government for biodiesel production for the Pork segment, lower cargo volumes in certain markets for the Marine segment, lower spot market rates for the Power segment and lower volumes of sugar sold for the Sugar segment.  The six month decrease was partially offset by higher prices for pork products sold.

Operating income increased by $80.8 million and $82.5 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The increases primarily reflected higher prices for pork products sold. Partially offsetting the increases were decreased payments received from the U.S. Government for biodiesel production for the Pork segment and lower spot market rates for the Power division.

Pork Segment

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$ 466.7	$ 416.9	$ 848.8	$ 826.1
Operating income	$ 110.2	$ 23.6	$ 170.7	$ 55.9

Net sales for the Pork segment increased $49.8 million and $22.7 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The increases are primarily the result of higher prices for pork products sold.  Partially offsetting the increases were lower sales volumes of pork products from processing fewer internally grown hogs, lower sales volumes of biodiesel and decreased payments received from the U.S. government for biodiesel production.  U.S. Government payments included a one-time credit of $11.3 million recorded as revenues in the first quarter of 2013 related to the Tax Act, related to the Federal blender’s credit that Seaboard was entitled to receive for biodiesel it blends but has not been renewed for 2014. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the Federal blender’s credit.

Operating income for the Pork segment increased $86.6 million and $114.8 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The increases are primarily the result of higher prices for pork products sold and, to a lesser extent, lower feed costs for hogs internally grown.  Partially offsetting the increases were lower margins for biodiesel from lower sales volumes and decreased payments received from the U.S. Government including, for the six month period, a one-time credit of $11.3 million recorded as revenues in the first quarter of 2013, discussed above.

Management is unable to predict future market prices for pork products, the cost of feed or the impact to Seaboard from the porcine epidemic diarrhea virus currently being experienced by the pork industry.  In addition, the Federal blender’s credit expired December 31, 2013 and recently proposed Federal regulations, if approved, decrease U.S. government mandates to use biofuels for 2014.  However, management anticipates positive operating income for this segment for the remainder of 2014, although somewhat lower than the first half of 2014.

Commodity Trading and Milling Segment

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$914.1	$894.8	$1,703.5	$1,695.5
Operating income as reported	$18.3	$8.6	$30.2	$20.9
Less mark-to-market adjustments	(6.9)	(0.6)	(4.6)	(8.9)
Operating income excluding mark-to-market adjustments	$11.4	$8.0	$25.6	$12.0
Loss from affiliates	$(2.2)	$(2.3)	$(2.2)	$(0.2)

Net sales for the Commodity Trading and Milling segment increased $19.3 million and $8.0 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The increases primarily reflected higher sales volumes of corn partially offset by lower sales prices for corn and wheat.

Operating income for this segment increased $9.7 million and $9.3 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The increase for the three month period primarily reflected fluctuations of $6.3 million of marking to market derivative contracts as discussed below.  The increase for the six month period primarily reflected higher margins on commodity trading sales primarily as a result of favorable market conditions partially offset by recoveries of $4.3 million in 2013 of inventory write-downs for customer contract performance issues recognized in prior years.  Excluding the effects of mark-to-market adjustments for derivatives contracts as discussed below, operating income increased $3.4 million and $13.6 million, for the three and six month periods, respectively.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $6.9 million and $4.6 million, respectively, for the three and six month periods of 2014 and operating income would have been lower by $0.6 million and $8.9 million, respectively, for the three and six month periods of 2013.  While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2014.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Loss from affiliates for the three and six month periods of 2014 decreased by $0.1 million and increased $2.0 million, respectively, from the same periods in 2013.  Based on the uncertainty of local political and economic environments in the countries in which Seaboard’s affiliates operate, management cannot predict future results.

Marine Segment

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$211.0	$226.7	$411.4	$456.9
Operating loss	$(3.1)	$(4.1)	$(10.4)	$(7.4)

Net sales for the Marine segment decreased $15.7 million and $45.5 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The decreases were primarily the result of lower cargo volumes in certain markets, most notably Venezuela, during 2014 compared to 2013.

Operating loss decreased $1.0 million and increased $3.0 million for the three and six month periods of 2014, respectively, compared to the same periods of 2013.  The six month increase in operating loss was primarily the result of gains on sale of fixed assets that occurred in 2013.  Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2014.  However, based on recent market conditions, management anticipates this segment will not be profitable for the remainder of 2014.

Sugar Segment

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$47.0	$67.9	$97.3	$134.1
Operating income	$9.7	$11.6	$16.4	$28.1
Income from affiliates	$0.4	$-	$0.7	$0.1

Net sales for the Sugar segment decreased $20.9 million and $36.8 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The decreases primarily reflect lower volumes of sugar sold and, to a lesser extent, lower sales prices for sugar.  Sugar sales are denominated in Argentine pesos and the lower sales prices for sugar in terms of U.S. dollars was the result of exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar in 2014.  Management cannot predict sugar and alcohol prices for the remainder of 2014, but management anticipates that the Argentine peso may continue to weaken against the U.S. dollar.

Operating income decreased $1.9 million and $11.7 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The decreases primarily represent lower income from sugar sales as a result of lower volumes of sugar sold and lower sales prices as noted above.  Partially offsetting the decreases was a $4.3 million gain recorded in the second quarter of 2014 from a final insurance settlement for property damage and business interruption claims related to prior years.  Management anticipates positive operating income for this segment for the remainder of 2014.

Power Segment

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$53.0	$74.8	$106.9	$147.8
Operating income	$6.1	$15.0	$4.4	$28.0

Net sales for the Power segment decreased $21.8 million and $40.9 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The decreases reflect lower spot market rates and, to a lesser extent, lower volumes. Although management cannot predict future spot market rates, sales volumes for the remainder of 2014 are anticipated to be lower than 2013 as a result of Seaboard providing notice to cancel the short-term leasing of one power generating facility, as further discussed in Note 9 to the Condensed Consolidated Financial Statements.

Operating income decreased $8.9 million and $23.6 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The decreases primarily reflect lower spot market rates and, to a lesser extent, lower volumes partially offset by lower fuel costs per kilowatt hour generated. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs.  However, based on recent market conditions, management currently anticipates positive operating income for this segment for the remainder of 2014, although lower than 2013 excluding any potential gains as discussed in Note 9 to the Condensed Consolidated Financial Statements.

Turkey Segment

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2014	2013	2014	2013
Income (loss) from affiliate	$9.5	$(2.3)	$15.9	$(7.3)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball.  The increase in income from affiliate for the three month and six month periods of 2014 compared to the same periods in 2013 was primarily the result of lower feed costs.  In addition, Butterball incurred additional charges in 2013 for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility. Seaboard’s proportionate share represented $2.7 million recognized in loss from affiliate for the first quarter of 2013.  This facility was sold in the second quarter of 2014 for approximately the remaining net book value.  Management anticipates positive income for this segment for the remainder of 2014, excluding the potential effects of marking to market commodity derivative contracts and interest rate exchange agreements.

Interest Expense

Interest expense increased by $1.5 million and $3.9 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The increases primarily reflect higher interest rates on notes payable related to foreign subsidiaries.

Interest Income

Interest income decreased by $2.5 million and increased $0.4 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The decrease for the three month period primarily reflects interest received on outstanding customer receivable balances in the Power segment in the second quarter of 2013 while such similar interest was received in the first quarter of 2014.

Other Investment Income (Loss), Net

The fluctuations in other investment income (loss), net for the three and six months of 2014 compared to the same periods in 2013 primarily reflect mark-to-market fluctuations from investments.

Foreign Currency Losses, Net

Foreign currency losses, net increased by $2.9 million and $7.4 million for the three and six month periods of 2014, respectively, compared to the same periods in 2013.  The increases reflect increased losses related to multiple currencies with the more significant increases related to the Venezuelan Bolivar, Zambian Kwacha and South African Rand.  Seaboard operates in many developing countries.  The political and economic conditions of these markets, along with fluctuations in the value of the U.S. dollar cause volatility in currency exchange rates which exposes Seaboard to fluctuating foreign currency gains and losses which cannot be predicted by Seaboard.

Miscellaneous, Net

The fluctuations in miscellaneous, net for the three and six months of 2014 compared to the same periods in 2013 primarily reflect mark-to-market fluctuations from interest rate exchange agreements.

Income Tax Expense

The effective tax rate for the six months of 2014 was higher than that for the six months of 2013 primarily as the mix of projected domestic and foreign earnings for 2014 fluctuated from prior year resulting in more income taxed at a higher tax rate.  In addition, certain U.S. income tax provisions expired on December 31, 2013 and currently have not been renewed for 2014. The effective tax rate for the first six months of 2013 was also impacted by a one-time tax benefit of $7.9 million recorded in the first quarter of 2013 related to certain 2012 income tax credits as further discussed in Note 4 to the Condensed Consolidated Financial Statements.

Other Financial Information

In May 2014, the Financial Accounting Standards Board issued guidance to develop a single, comprehensive revenue recognition model for all contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. Seaboard is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.  Seaboard will be required to adopt this guidance on January 1, 2017 and it is currently anticipated that Seaboard will apply this guidance using the cumulative effect transition method.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a–15(e) as of June 28, 2014.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls –There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a–15 that occurred during the fiscal quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard’s purchase of its common stock during the quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 to April 30, 2014	-	-	-	80,223,317
May 1 to May 31, 2014	-	-	-	100,223,317
June 1 to June 28, 2014	16,738	2,950.00	16,738	50,846,217
Total	16,738	2,950.00	16,738	50,846,217

All purchases during the quarter were made pursuant to Seaboard’s share repurchase program initially approved by Seaboard’s Board of Directors in November 2009 and the related tender offer completed in June 2014.  In May 2014, the Board of Directors increased the dollar amount of Seaboard common stock authorized to be repurchased under the share repurchase program by $20.0 million. The share repurchase program is in effect through October 31, 2015. All purchases were made through open market or privately negotiated purchases and all the repurchased shares have been retired.

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
101

The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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

SEABOARD CORPORATION

by:	/s/ Robert L. Steer
Robert L. Steer, Executive Vice President,
Chief Financial Officer
(principal financial officer)

Date:	August 5, 2014

by:	/s/ John A. Virgo
John A. Virgo, Senior Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date:	August 5, 2014