Form 10-Q
period 2014-09-27
SEABOARD CORP /DE/
filed 2014-10-31
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on October 17, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended				Nine Months Ended
		September 27,		September 28,		September 27,		September 28,
		2014		2013		2014		2013
Net sales:
Products (includes sales to affiliates of $205,644, $183,968, $580,661 and $531,051)		$1,350,329		$1,352,158		$3,981,200		$3,986,573
Service revenues		218,988		221,619		655,148		705,579
Other		53,324		74,328		160,520		222,288
Total net sales		1,622,641		1,648,105		4,796,868		4,914,440
Cost of sales and operating expenses:
Products		1,228,624		1,276,966		3,583,456		3,742,792
Services		198,276		211,914		595,265		653,006
Other		34,798		58,272		134,189		175,373
Total cost of sales and operating expenses		1,461,698		1,547,152		4,312,910		4,571,171
Gross income		160,943		100,953		483,958		343,269
Selling, general and administrative expenses		64,857		67,183		188,330		192,492
Operating income		96,086		33,770		295,628		150,777
Other income (expense):
Interest expense		(8,408)		(2,568)		(17,084)		(7,330)
Interest income		2,344		2,171		11,148		10,529
Interest income from affiliates		6,775		5,476		20,011		17,001
Income (loss) from affiliates		9,492		(4,989)		23,939		(12,386)
Other investment income (loss), net		(2,990)		3,020		370		3,274
Foreign currency losses, net		(530)		(180)		(9,217)		(1,460)
Gain on sale of controlling interest in subsidiary		64,392		-		64,392		-
Miscellaneous, net		655		59		(1,598)		4,751
Total other income, net		71,730		2,989		91,961		14,379
Earnings before income taxes		167,816		36,759		387,589		165,156
Income tax expense		(63,536)		(5,394)		(140,421)		(36,008)
Net earnings		$104,280		$31,365		$247,168		$129,148
Less: Net loss (income) attributable to noncontrolling interests		469		(396)		(576)		(1,178)
Net earnings attributable to Seaboard		$104,749		$30,969		$246,592		$127,970

Earnings per common share	$89.49		$25.99		$208.76		$107.09

Other comprehensive income (loss), net of income tax benefit of $1,506, $4,012, $11,894 and $9,552:
Foreign currency translation adjustment		(3,120)		(14,067)		(32,685)		(26,888)
Unrealized gain (loss) on investments		(105)		227		919		(1,481)
Unrealized gain on cash flow hedges		149		-		235		-
Unrecognized pension cost		320		1,192		960		4,929
Other comprehensive loss, net of tax		$(2,756)		$(12,648)		$(30,571)		$(23,440)
Comprehensive income		101,524		18,717		216,597		105,708
Less: Comprehensive loss (income) attributable to noncontrolling interests		476		(398)		(568)		(1,217)
Comprehensive income attributable to Seaboard		$102,000		$18,319		$216,029		$104,491

Average number of shares outstanding		1,170,550		1,191,744		1,181,217		1,195,006

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	September 27,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$56,033	$55,055
Short-term investments	362,965	290,649
Receivables, net of allowance	535,013	651,404
Inventories	733,640	698,998
Deferred income taxes	27,642	23,449
Other current assets	128,651	134,394
Total current assets	1,843,944	1,853,949
Net property, plant and equipment	846,178	863,573
Investments in and advances to affiliates	522,071	406,900
Notes receivable from affiliates	194,244	180,386
Goodwill	14,846	43,218
Other intangible assets, net	4,060	18,997
Other assets	44,726	51,025
Total assets	$3,470,069	$3,418,048

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$28,834	$67,699
Current maturities of long-term debt	-	11,697
Accounts payable	165,882	200,242
Deferred revenue	72,471	46,192
Other current liabilities	301,035	289,497
Total current liabilities	568,222	615,327
Long-term debt, less current maturities	-	80,480
Deferred income taxes	81,276	73,336
Other liabilities and deferred credits	177,992	168,935
Total non-current liabilities	259,268	322,751
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value,
Authorized 1,250,000 shares;
issued and outstanding 1,170,550 and 1,188,955 shares	1,171	1,189
Accumulated other comprehensive loss	(212,368)	(181,797)
Retained earnings	2,848,686	2,655,857
Total Seaboard stockholders’ equity	2,637,489	2,475,249
Noncontrolling interests	5,090	4,721
Total equity	2,642,579	2,479,970
Total liabilities and stockholders’ equity	$3,470,069	$3,418,048

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2014	2013
Cash flows from operating activities:
Net earnings	$247,168	$129,148
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	69,322	70,182
Gain from sale of fixed assets	(1,631)	(2,856)
Gain from sale of power generating facility assets	(4,953)	-
Deferred income taxes	14,690	15,702
Pay-in-kind interest and accretion on notes receivable from affiliates	(11,511)	(9,828)
Loss (income) from affiliates	(23,939)	12,386
Dividends received from affiliates	1,823	11,129
Other investment income, net	(370)	(3,274)
Gain on sale of controlling interest in a subsidiary	(64,392)	-
Other, net	(735)	806
Changes in assets and liabilities:
Receivables, net of allowance	89,718	(70,669)
Inventories	(74,971)	(40,739)
Other current assets	3,781	(12,579)
Current liabilities, exclusive of debt	22,016	(95,233)
Other, net	17,250	857
Net cash from operating activities	283,266	5,032
Cash flows from investing activities:
Purchase of short-term investments	(922,902)	(480,085)
Proceeds from the sale of short-term investments	842,294	540,456
Proceeds from the maturity of short-term investments	5,794	4,270
Principal payments received on notes receivable	1,684	14,425
Capital expenditures	(94,665)	(110,943)
Proceeds from the sale of fixed assets	2,639	10,552
Proceeds from the sale of power generating facility assets	7,715	-
Investments in and advances to affiliates, net	(22,083)	(37,751)
Long-term notes receivable issued to affiliates	-	(17,224)
Principal payments received on long-term notes receivable from affiliates	-	81,272
Purchase of long-term investments	(2,333)	(4,032)
Proceeds from the sale of controlling interest in a subsidiary	72,500	-
Other, net	1,073	(316)
Net cash from investing activities	(108,284)	624
Cash flows from financing activities:
Notes payable to banks, net	(31,815)	27,020
Principal payments of long-term debt	(91,403)	(29,909)
Repurchase of common stock	(53,781)	(17,349)
Other, net	(48)	(1,096)
Net cash from financing activities	(177,047)	(21,334)
Effect of exchange rate change on cash	3,043	(220)
Net change in cash and cash equivalents	978	(15,898)
Cash and cash equivalents at beginning of year	55,055	47,651
Cash and cash equivalents at end of period	$56,033	$31,753

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for doubtful accounts, valuation of inventories, impairment of long-lived assets, income taxes and accrued pension liability.  Actual results could differ from those estimates.

Supplemental Non-Cash Transactions

As more fully described in Note 9, as of September 27, 2014 Seaboard’s Pork segment sold to Triumph Foods LLC (Triumph) a 50% interest in its processed meats division, Daily’s Premium Meats (Daily’s).  As a result, Seaboard deconsolidated Daily’s from its Condensed Consolidated Balance Sheet as of September 27, 2014.  The following table summarizes the non-cash transactions resulting from this deconsolidation:

(Thousands of dollars)	September 27, 2014
Decrease in net working capital	$19,349
Increase in investment in and advances to affiliates	(72,500)
Decrease in fixed assets	16,038
Decrease in goodwill	28,372
Decrease in other intangible assets, net (not subject to amortization)	17,000
Decrease in noncontrolling interest	(151)
Gain on sale of controlling interest in subsidiary	64,392
Net proceeds from sale of controlling interest in subsidiary	$72,500

Seaboard has notes receivable from affiliates which accrue pay-in-kind interest income, primarily from one affiliate as discussed in Note 9. Seaboard recognized $3,976,000 and $11,511,000, respectively, of non-cash, pay-in-kind interest income and accretion of discount for the three and nine months ended September 27, 2014 and $3,397,000 and $9,828,000, respectively, for the three and nine months ended September 28, 2013, respectively, related to these notes receivable.

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

Note 2 – Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income (loss), net.  At September 27, 2014 and December 31, 2013, amortized cost and estimated fair value were not materially different for these investments. At September 27, 2014, money market funds included $4,875,000 denominated in Canadian dollars.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at September 27, 2014 and December 31, 2013.

	2014		2013
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value

Money market funds	$62,965	$62,965	$88,430	$88,430
Corporate bonds	10,389	10,439	69,591	70,258
U.S. Government agency securities	10,376	10,355	27,299	27,147
Asset backed debt securities	2,224	2,244	8,446	8,477
Collateralized mortgage obligations	1,192	1,214	7,597	7,600
U.S. Treasury securities	521	521	5,258	5,223
Emerging markets debt mutual fund	-	-	17,693	16,941
Total available-for-sale short-term investments	87,667	87,738	224,314	224,076
High yield trading debt securities	191,459	188,645	49,352	50,428
Equity mutual fund	65,088	65,050	-	-
Domestic equity ETF	14,877	15,203	-	-
Emerging markets trading debt mutual fund	3,309	2,849	3,202	2,858
Emerging markets trading debt securities	1,678	1,660	1,300	1,336
Money market funds held in trading accounts	390	390	11,033	11,033
Other trading investments	1,435	1,430	841	918
Total available-for-sale and trading short-term investments	$365,903	$362,965	$290,042	$290,649

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of September 27, 2014.

(Thousands of dollars)	2014
Due within one year	$815
Due after one year through three years	8,374
Due after three years	11,229

Total fixed rate securities	$20,418

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at September 27, 2014 and December 31, 2013:

	September 27,	December 31,
(Thousands of dollars)	2014	2013
At lower of LIFO cost or market:
Live hogs and materials	$202,802	$207,310
Fresh pork and materials	34,199	33,485
	237,001	240,795
LIFO adjustment	(42,880)	(62,236)
Total inventories at lower of LIFO cost or market	194,121	178,559
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	354,653	299,229
Sugar produced and in process	45,570	53,325
Other	54,003	74,289
Total inventories at lower of FIFO cost or market	454,226	426,843
Grain, flour and feed at lower of weighted average cost or market	85,293	93,596
Total inventories	$733,640	$698,998

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments.  Seaboard’s U.S. federal income tax years’ are closed through 2009. The Internal Revenue Service (IRS) examination of Seaboard’s 2010 U.S. income tax return has been finalized.  There have not been any material changes in unrecognized income tax benefits since December 31, 2013.  Interest related to unrecognized tax benefits and penalties was not material for the nine months ended September 27, 2014.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of September 27, 2014 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first nine months of 2014.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	September 27,
(Thousands of dollars)	2014	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities - short-term investments:
Money market funds	$62,965	$62,965	$-	$-
Corporate bonds	10,439	-	10,439	-
U.S. Government agency securities	10,355	-	10,355	-
Asset backed debt securities	2,244	-	2,244	-
Collateralized mortgage obligations	1,214	-	1,214	-
U.S. Treasury securities	521	-	521	-
Trading securities - short-term investments:
High yield debt securities	188,645	-	188,645	-
Equity mutual fund	65,050	65,050	-	-
Domestic equity ETF	15,203	15,203	-	-
Emerging markets trading debt mutual fund	2,849	2,849	-	-
Emerging markets trading debt securities	1,660	-	1,660	-
Money market funds held in trading accounts	390	390	-	-
Other trading investments	1,430	-	1,430	-
Trading securities - other current assets:
Domestic equity securities	29,632	29,632	-	-
Foreign equity securities	8,018	8,018	-	-
Fixed income mutual funds	4,362	4,362	-	-
Money market funds	2,727	2,727	-	-
Other	1,357	616	741	-
Derivatives:
Commodities(1)	20,394	20,394	-	-
Interest rate swaps	-	-	-	-
Foreign currencies	4,674	-	4,674	-
Total Assets	$434,129	$212,206	$221,923	$-
Liabilities:
Derivatives:
Commodities(1)	$16,083	$15,974	$109	$-
Interest rate swaps	5,766	-	5,766	-
Foreign currencies	218	-	218	-
Total Liabilities	$22,067	$15,974	$6,093	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of September 27, 2014, the commodity derivatives had a margin account balance of $13,006,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $17,426,000 and an other current liability of $109,000.

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

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. If Seaboard’s debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy. The amortized cost and estimated fair values of investments and long-term debt at September 27, 2014 and December 31, 2013 are presented below.

	2014		2013

(Thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Short-term investments, available-for-sale	$ 87,667	$ 87,738	$ 224,314	$ 224,076

Short-term investments, trading securities	278,236	275,227	65,728	66,573

Long-term debt	-	-	92,177	94,578

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At September 27, 2014, Seaboard had open net derivative contracts to purchase 37,980,000 pounds of soybean oil, 466,000 pounds of sugar and 44,000 pounds of dry whey powder and open net derivative contracts to sell 23,200,000 pounds of hogs, 9,427,000 bushels of grain, 5,838,000 gallons of heating oil and 48,000 tons of soybean meal.  At December 31, 2013, Seaboard had open net derivative contracts to purchase 51,184,000 pounds of sugar, 32,440,000 pounds of hogs, 6,540,000 bushels of grain, 440,000 pounds of cheese and 308,000 pounds of dry whey powder and open net derivative contracts to sell 12,125,000 pounds of palm oil and 76,000 tons of soybean meal.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.

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

At September 27, 2014 and December 31, 2013, Seaboard had trading foreign currency exchange agreements to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $88,295,000 and $127,389,000, respectively, primarily related to the South African Rand.

Interest Rate Exchange Agreements

During 2014, Seaboard put into place four, approximately eight-year interest rate exchange agreements with mandatory early termination dates in the second half of 2014 and early 2015 for one of the agreements. Two of these agreements have since been terminated that had mandatory early termination dates in the second half of 2014.  Payments made by Seaboard to unwind these agreements were not material. Also in the second half of 2014, Seaboard entered into two new interest rate exchange agreements to replace the two that were terminated as noted above, each with a mandatory early termination date in early 2015 and similar terms as the interest rate exchange agreements terminated. These four exchange agreements, still outstanding as of September 27, 2014, involve the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying notional amounts to mitigate the potential effects of fluctuations in interest rates on the anticipated dry bulk vessel leases in the last half of 2014 and early 2015. Seaboard pays a fixed rate and receives a variable rate of interest on these four notional amounts of $22,000,000 each. In 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on these three notional amounts of $25,000,000 each. All seven of these interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At September 27, 2014 and December 31, 2013, Seaboard had seven and three interest rate exchange agreements outstanding, respectively, with a total notional value of $163,000,000 and $75,000,000, respectively.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  As of September 27, 2014, Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $4,674,000 with six counterparties and no such exposures related to the interest rate swaps.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2014 and September 28, 2013.

(Thousands of dollars)

		Three Months Ended		Nine Months Ended
		September 27,	September 28,	September 27,	September 28,
		2014	2013	2014	2013

Commodities	Cost of sales	$(296)	$(8,790)	$3,082	$(7,731)
Foreign currencies	Cost of sales	1,957	1,528	4,770	15,027
Foreign currencies	Foreign currency	3,145	(926)	2,725	4,961
Interest rate	Miscellaneous, net	91	(570)	(3,804)	2,864

The following table provides the fair value of each type of derivative held as of September 27, 2014 and December 31, 2013 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)		Asset Derivatives			Liability Derivatives
		September 27,	December 31,		September 27,	December 31,
		2014	2013		2014	2013
Commodities(1)	Other current assets	$ 20,394	$ 2,331	Other current liabilities	$ 16,083	$ 16,014
Foreign currencies	Other current assets	4,674	2,763	Other current liabilities	218	101
Interest rate	Other current assets	-	-	Other current liabilities	5,766	4,103

(1)   Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of September 27, 2014 and December 31, 2013, the commodity derivatives had a margin account balance of $13,006,000 and $29,822,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $17,426,000 and $16,731,000, respectively and other current liabilities of $109,000 and $592,000, respectively.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(Thousands of dollars)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$ 1,924	$ 2,342	$ 5,784	$ 7,026
Interest cost	2,404	2,028	7,225	6,131
Expected return on plan assets	(2,173)	(1,615)	(6,537)	(4,841)
Amortization and other	524	1,565	1,575	4,744
Agreement termination gain	-	-	-	(3,204)
Net periodic benefit cost	$ 2,679	$ 4,320	$ 8,047	$ 9,856

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

Note 7 – Notes Payable, Long-Term Debt, Commitments and Contingencies

On October 24, 2014, Seaboard entered into a Credit Agreement for a committed line of credit totaling $50,000,000 related to a foreign subsidiary for the Commodity Trading and Milling segment.  This credit facility matures October 23, 2015 and does not change existing debt covenants.

In July 2014, Seaboard provided notice of optional prepayment to its lenders related to a credit agreement with an original maturity date of 2021.  As a result, $74,100,000 was reclassified from long-term debt to current maturities of long-term debt as of June 28, 2014.  The total principal payment of $85,500,000 was made on August 29, 2014.  At that time, Seaboard paid a $3,760,000 fee for early payment which was charged to interest expense in the third quarter of 2014.

Contingencies

On September 19, 2012, the United States Immigration and Customs Enforcement (“ICE”) executed three search warrants authorizing the seizure of certain records from Seaboard’s offices in Merriam, Kansas and at the Seaboard Foods employment office and the human resources department in Guymon, Oklahoma.  The warrants generally called for the seizure of employment-related files, certain e-mails and other electronic records relating to Medicaid and Medicaid recipients, certain health care providers in the Guymon area, and Seaboard’s health plan and certain personnel issues.  The United States Attorney’s Office for the Western District of Oklahoma (“USAO”), which has been leading the investigation, previously advised Seaboard that it intended to close its investigation and that no charges would be brought against Seaboard.  However, discussions with the USAO continue regarding the status of the investigation and the possibility of proceedings by the USAO, ICE and/or the Oklahoma Attorney General’s office remains.  No proceedings have been filed or brought as of this time.  It is not possible at this time to determine whether any agencies will continue to pursue an investigation or whether Seaboard will incur any material fines, penalties or liabilities in connection with this matter.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business.  In the opinion of management, the ultimate resolutions of these items are not expected to have a material adverse effect on the Condensed Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of September 27, 2014, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of September 27, 2014, Seaboard’s borrowing capacity under its uncommitted lines was reduced by letters of credit totaling $1,386,000.  The notes payable to banks under the committed and uncommitted credit lines are unsecured.  These lines of credit do not require compensating balances.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place which was initially approved by its Board of Directors in November 2009, and is in effect through October 31, 2015.  In May 2014, the Board of Directors increased the dollar amount of Seaboard common stock authorized to be repurchased under the share repurchase program by $20,000,000, and Seaboard commenced a tender offer to repurchase shares.  On June 19, 2014, Seaboard completed the tender offer, pursuant to which it repurchased 16,738 shares of common stock at a price per share of $2,950, for a total cost of $49,377,000. As of September 27, 2014, $50,846,000 remained available for repurchases under the share repurchase program.  For the nine months ended September 27, 2014, Seaboard repurchased 18,405 shares of common stock at a total cost of $53,781,000.  Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price.  During the period that the share repurchase program remains in effect, from time to time Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchases are being funded by cash on hand, and shares repurchased are being retired and resume the status of authorized and unissued shares.  All stock repurchases are being made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board of Directors stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

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

The changes in the components of other comprehensive loss (OCL), net of related taxes, are as follows:

	Three Months Ended				Nine Months Ended
	September 27,		September 28,		September 27,	September 28,
(Thousands of dollars)	2014		2013		2014	2013
Foreign currency translation adjustment	$ (3,120)		$ (14,067)		$ (32,685)	$ (26,888)
Investments:
Unrealized gain (loss)	274		376		842	(933)
Amounts reclassified from OCL to net earnings	(379)	(1)	(149)	(1)	77 (1)	(548)	(1)
Unrealized gain (loss) on investments	(105)		227		919	(1,481)
Unrealized gain on cash flow hedges	149		-		235	-
Pension cost:
Unrealized gain	-		-		-	1,310
Amounts reclassified from OCL to net earnings	320	(2)	1,192	(2)	960 (2)	3,619	(2)
Unrecognized pension cost	320		1,192		960	4,929
Other Comprehensive Loss, Net of Tax	$ (2,756)		$ (12,648)		$ (30,571)	$ (23,440)

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

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	September 27,	December 31,
(Thousands of dollars)	2014	2013
Cumulative Foreign Currency Translation Adjustment:	$ (188,098)	$ (155,413)
Unrealized Gain on Investments:	1,400	481
Unrealized Gain (Loss) on Cash Flow Hedges:	122	(113)
Unrecognized Pension Cost:	(25,792)	(26,752)
Total Accumulated Other Comprehensive Loss	$ (212,368)	$ (181,797)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At September 27, 2014, the Sugar segment had $122,145,000 in net assets denominated in Argentine pesos and $2,556,000 in net assets denominated in U.S. dollars.  Management anticipates that the Argentine peso may continue to weaken against the U.S. dollar and thus it is anticipated that Seaboard could incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2014.

At September 27, 2014 and September 28, 2013, income taxes for cumulative foreign currency translation adjustments were recorded using a 35% effective tax rate except for $50,801,000 and $10,514,000, respectively, related to certain subsidiaries for which no tax benefit was recorded. At September 27, 2014 and September 28, 2013, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective rate except for unrecognized pension cost of $8,415,000 and $19,954,000, respectively, related to employees at certain subsidiaries for which no tax benefit has been recorded.

Note 9 - Segment Information

As of September 27, 2014, Seaboard’s Pork segment sold to Triumph a 50% interest in Daily’s for cash proceeds of $72,500,000 plus a receivable of $1,720,000 for preliminary working capital adjustments, resulting in a gain on sale of controlling interest in subsidiary of $64,392,000 ($39,279,000 net of taxes, or $33.56 per share) in the third quarter of 2014.  The final sale price is subject to agreement on the final working capital adjustments but any such remaining adjustment is not anticipated to be significant.  Daily’s produces and markets raw and pre-cooked bacon, ham and sausage and has two further processing plants located in Salt Lake City, Utah and Missoula, Montana.  The Pork segment currently has a business relationship with Triumph under which Seaboard markets substantially all of the pork products produced at Triumph’s plant in St. Joseph, Missouri.  Through September 27, 2014, Seaboard consolidated the operating results of Daily’s as part of its Pork segment operations. As a result of this transaction, Seaboard deconsolidated Daily’s from its Condensed Consolidated Balance Sheet as of September 27, 2014 (see Note 1, Supplemental Non-Cash Transactions, for details of the impact on the Condensed Consolidated Balance Sheet from this deconsolidation).  Seaboard’s remaining 50% investment in Daily’s will be accounted for in the Pork segment by using the equity method of accounting.  Based on the cash consideration received for this transaction and preliminary third party valuations for fixed assets and certain intangible assets, it was determined the fair value of Seaboard’s remaining 50% investment in Daily’s exceeded book value by $31,336,000, which is included in the gain on sale above, for a total fair value of $72,500,000.  In addition, both Seaboard and Triumph contributed $2,000,000 each to Daily’s as additional equity to provide Daily’s with additional working capital resulting in a total investment in affiliate of $74,500,000 related to Daily’s for Seaboard as of September 27, 2014.  Pro forma results of operations are not presented as the effects of deconsolidation are not material to Seaboard’s results of operations, primarily as Seaboard supplies raw product to Daily’s.  Triumph also supplies raw product to Daily’s.  It is expected that both Seaboard and Triumph will continue to sell raw product to Daily’s.

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

The Commodity Trading and Milling segment has a 50% non-controlling interest in a bakery located in the Democratic Republic of Congo which began start-up operations in the fourth quarter of 2012.  As part of its investment in this bakery, Seaboard has an interest bearing long-term note receivable from this bakery which has a decreasing balance with the first payment due in June 2015 and a final maturity date of December 2020.  Repayment of this note is dependent upon this business improving existing operations to generate adequate future cash flows to make scheduled payments when due.  In addition, the bakery has been incurring operating losses since it began operations as it continues to resolve equipment problems and attempt to gain market share.  As of September 27, 2014, the recorded balance of this Note Receivable from Affiliates was $34,556,000 and Seaboard’s equity investment in this bakery was $11,869,000.  If the current operating results of this bakery do not improve in the future, there is a possibility that some of the recorded value of the Note Receivable from Affiliate could be deemed uncollectible or there could be a decline in value deemed other than temporary for the related equity investment, or both, during some future period which may result in a material charge to earnings.  Including this investment, as of September 27, 2014 Seaboard had a total of $71,593,000 of investments in, advances to and notes receivable from all of its affiliates in the Democratic Republic of Congo, which represents the single largest foreign country risk exposure for Seaboard’s equity method investments.  One of the other affiliates, to which Seaboard sells wheat, is the only supplier of flour to this bakery.

On September 24, 2014, Seaboard invested $17,333,000 in a cargo terminal business in Jamaica for a 21% non-controlling interest. This investment will be accounted for in the Marine segment using the equity method reported on a three-month lag basis and thus Seaboard’s first proportionate share of earnings will not be recognized until the first quarter of 2015.

The Power segment had been operating a floating power generating facility (72 megawatts) in the Dominican Republic under a short-term lease agreement.  On April 1, 2014, Seaboard provided notice to cancel the lease.  Seaboard ceased operations of the leased facility on September 3, 2014.  Seaboard had previously sold this facility to the current owner in 2011.  In conjunction with ceasing operations, Seaboard sold inventory related to these operations, the sale of which had been deferred until the end of the lease term.  In addition, $1,500,000 of the original sale price for this facility, which remained in escrow as security for the lease, was paid to Seaboard.  Finalization of the transfer of the leased facility to the owner and related settlement of all items occurred on September 18, 2014.  As a result, Seaboard recognized a $4,953,000 gain from sale of assets in operating income related to these items in the third quarter of 2014.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three and nine months ended September 27, 2014 of $486,971,000 and $1,218,402,000, respectively, compared to total net sales for the three and nine months ended September 28, 2013 of $444,787,000 and $1,169,301,000, respectively. Butterball had operating income for the three and nine months ended September 27, 2014 of $35,881,000 and $85,311,000, respectively, compared to operating income (loss) for the three and nine months ended September 28, 2013 of $1,282,000 and $(3,238,000), respectively.  In the first and third quarters of 2013, Butterball incurred additional charges for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility of which Seaboard’s proportionate share of these charges represented $(1,155,000) and $(3,859,000) recognized in loss from affiliates, for the three and nine months ended September 28, 2013, respectively.  This facility was sold in the second quarter of 2014 for approximately the remaining net book value. As of September 27, 2014 and December 31, 2013, the Turkey segment had total assets of $1,073,196,000 and $907,004,000, respectively.

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

In conjunction with Seaboard’s initial investment in Butterball in December 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $137,105,000 as of September 27, 2014.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity in December 2017.

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

Sales to External Customers:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
(Thousands of dollars)	2014	2013	2014	2013

Pork	$454,927	$435,981	$1,303,752	$1,262,083
Commodity Trading and Milling	858,497	857,994	2,562,001	2,553,510
Marine	205,260	219,466	616,684	676,347
Sugar	47,786	58,500	145,128	192,554
Power	51,622	73,607	158,503	221,386
All Other	4,549	2,557	10,800	8,560
Segment/Consolidated Totals	$1,622,641	$1,648,105	$4,796,868	$4,914,440

Operating Income (Loss):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
(Thousands of dollars)	2014	2013	2014	2013

Pork	$70,400	$34,099	$241,090	$89,997
Commodity Trading and Milling	13,309	8,808	43,502	29,746
Marine	(4,564)	(15,033)	(15,013)	(22,413)
Sugar	6,280	193	22,695	28,312
Power	15,044	13,429	19,489	41,405
All Other	531	216	860	354
Segment Totals	101,000	41,712	312,623	167,401
Corporate Items	(4,914)	(7,942)	(16,995)	(16,624)
Consolidated Totals	$96,086	$33,770	$295,628	$150,777

Income (Loss) from Affiliates:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
(Thousands of dollars)	2014	2013	2014	2013

Commodity Trading and Milling	$(4,729)	$(999)	$(6,934)	$(1,187)
Sugar	(112)	54	636	171
Turkey	14,333	(4,044)	30,237	(11,370)
Segment/Consolidated Totals	$9,492	$(4,989)	$23,939	$(12,386)

Total Assets:

	September 27,	December 31,
(Thousands of dollars)	2014	2013

Pork	$790,645	$773,641
Commodity Trading and Milling	1,112,976	1,056,930
Marine	278,418	271,012
Sugar	184,589	226,245
Power	238,609	267,431
Turkey	383,344	342,083
All Other	7,289	6,428
Segment Totals	2,995,870	2,943,770
Corporate Items	474,199	474,278
Consolidated Totals	$3,470,069	$3,418,048

Investments in and Advances to Affiliates:

	September 27,	December 31,
(Thousands of dollars)	2014	2013

Pork	$74,500	$-
Commodity Trading and Milling	190,271	197,036
Marine	17,333	-
Sugar	2,634	2,768
Turkey	237,333	207,096
Segment/Consolidated Totals	$522,071	$406,900

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of September 27, 2014 increased $73.3 million to $419.0 million from December 31, 2013.  The increase was primarily the result of net cash from operating activities of $283.3 million and proceeds from sale of controlling interest in subsidiary of $72.5 million.  Partially offsetting the increase was cash used for capital expenditures of $94.7 million, principal payments of long-term debt of $91.4 million, repurchases of common stock of $53.8 million, decreases in notes payable of $31.8 million and investments in affiliates of $22.1 million. Cash from operating activities increased $278.2 million for the nine months ended September 27, 2014 compared to the same period in 2013, primarily as a result of changes in working capital.  Accounts receivables decreased in 2014, principally related to collections of U.S. tax receivables and also past due amounts in the Power segment, while accounts receivable increased in 2013 for U.S. tax receivables and the Power segment.  Also, current liabilities increased in 2014 while they decreased in 2013 primarily from timing of payments related principally to the Commodity Trading and Milling segment.

Acquisitions, Capital Expenditures and Other Investing Activities

During the nine months ended September 27, 2014, Seaboard invested $94.7 million in property, plant and equipment, of which $43.3 million was expended in the Pork segment, $25.0 million in the Marine segment and $26.4 million in all other segments. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment, compressed natural gas semi-tractors and related refueling stations and additional finishing barns. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment.  All other segments’ capital expenditures were of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2014, management has budgeted capital expenditures totaling $52.7 million.  The Pork segment plans to spend $12.4 million primarily for improvements to existing facilities and related equipment and additional finishing barns.  The Commodity Trading and Milling segment plans to spend $22.8 million primarily for payments of $17.9 million for four dry bulk vessels being built for a total estimated cost of $90.0 million and improvements to existing facilities and related equipment. However, Seaboard currently anticipates selling and leasing back these four vessels as they are completed which would result in Seaboard receiving back the amounts spent to build at each individual lease inception with no gain or loss on sale.  Payments under the lease agreements will be finalized upon delivery of the vessels.  The first vessel is scheduled for delivery in the fourth quarter of 2014 and the remaining three vessels are currently scheduled for early 2015. The Marine segment has budgeted $11.6 million primarily for additional cargo carrying and handling equipment. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment during 2014. The balance of $5.9 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations.  Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

As of September 27, 2014, Seaboard’s Pork segment sold to Triumph Foods, LLC a 50% interest in its Daily’s Premium Meats division for cash of $72.5 million, subject to final working capital adjustments.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

In September 2014, Seaboard invested $17.3 million in a cargo terminal business in Jamaica for a 21% non-controlling interest.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

In September 2013, Seaboard invested $17.0 million in a flour production business in Brazil for a 50% non-controlling equity interest and provided a $13.0 million long-term loan to this business.  Also in September 2013, Seaboard invested $7.4 million in a flour milling business in South Africa for a 49% non-controlling interest.  In July 2013, Seaboard acquired a 50% non-controlling interest in a flour milling business in Gambia by making a total investment in and advances to this affiliate of $7.3 million as of September 28, 2013 with an additional $1.2 million made in the fourth quarter of 2013.

On March 28, 2013, Butterball, LLC (Butterball) repaid in full the $81.2 million loan Seaboard made on December 31, 2012 to its non-consolidated affiliate to fund its purchase of assets from Gusto Packing Company, Inc.  In addition, during the first quarter of 2013, Butterball paid a $10.3 million cash dividend to Seaboard.

Financing Activities and Debt

On October 24, 2014, Seaboard entered into a Credit Agreement for a committed line of credit totaling $50.0 million related to a foreign subsidiary for the Commodity Trading and Milling segment. This credit facility matures on October 23, 2015 and does not change existing debt covenants.

As of September 27, 2014, Seaboard had a committed line of credit totaling $200.0 million and uncommitted lines totaling $189.6 million.  As of September 27, 2014, there were no borrowings outstanding under the committed line of credit and borrowings under the uncommitted lines of credit totaled $28.8 million, with all such borrowings related to foreign subsidiaries.  Seaboard’s borrowing capacity under its uncommitted lines was reduced by letters of credit totaling $1.4 million.

In July 2014, Seaboard provided notice of optional prepayment to its lenders related to a credit agreement with an original maturity date of 2021.  Accordingly, $74.1 million was reclassified from long-term debt to current maturities of long-term debt as of June 28, 2014.  The total principal payment of $85.5 million was made on August 29, 2014.  As a result, Seaboard paid a $3.8 million fee for early payment which was charged to interest expense in the third quarter of 2014.

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

As of September 27, 2014, Seaboard had cash and short-term investments of $419.0 million, additional total net working capital of $856.7 million and a $200.0 million committed line of credit maturing on February 20, 2018.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2014. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of September 27, 2014, $51.5 million of the $419.0 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

For the nine months ended September 27, 2014, Seaboard used cash to repurchase 18,405 shares of common stock at a total price of $53.8 million.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion of this item.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2014 decreased by $25.5 million and $117.6 million, respectively, over the same periods in 2013.  The decreases primarily reflected lower sales volume of pork products and decreased payments received from the U.S. Government for biodiesel production for the Pork segment, lower sales volume for the Power segment, lower cargo volumes in certain markets for the Marine segment, and lower volumes of sugar sold for the Sugar segment.  Partially offsetting these decreases were higher prices for pork products sold.

Operating income increased by $62.3 million and $144.9 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  The increases primarily reflected higher prices for pork products sold and, to a lesser extent, lower voyage costs for the Marine segment. Partially offsetting the increases were lower margins for biodiesel for the Pork segment and, for the nine month period, lower sales volume for the Power division.

Pork Segment

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$ 454.9	$ 436.0	$ 1,303.8	$ 1,262.1
Operating income	$ 70.4	$ 34.1	$ 241.1	$ 90.0

Net sales for the Pork segment increased $18.9 million and $41.7 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  The increases are primarily the result of higher prices for pork products sold.  Partially offsetting the increases were lower sales volumes of pork products from processing fewer internally grown hogs, lower sales prices for biodiesel, decreased payments received from the U.S. Government for biodiesel production and, for the nine month period, lower sales volume of biodiesel.  U.S. Government payments included a one-time credit of $11.3 million recorded as revenues in the first quarter of 2013 related to the Tax Act, related to the Federal blender’s credit that Seaboard was entitled to receive for biodiesel it blends but has not been renewed for 2014. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the Federal blender’s credit.

Operating income for the Pork segment increased $36.3 million and $151.1 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  The increases are primarily the result of higher prices for pork products sold and, to a lesser extent, lower feed costs for hogs internally grown.  Partially offsetting the increases were lower margins for biodiesel from items discussed above, increased costs for third party hogs and, especially for the three month period, lower sales volume of pork products produced.

Management is unable to predict future market prices for pork products, the cost of feed or the impact to Seaboard from the porcine epidemic diarrhea virus currently being experienced by the pork industry.  In addition, the Federal blender’s credit expired December 31, 2013 and current proposed, but still pending, Federal regulations, if approved, decrease U.S. Government mandates to use biofuels for 2014.  However, management anticipates positive operating income for this segment for the remainder of 2014, although lower than the first nine months of 2014 as prices for pork products sold have begun to trend down from recent highs during 2014.

Commodity Trading and Milling Segment

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$858.5	$858.0	$2,562.0	$2,553.5
Operating income as reported	$13.3	$8.8	$43.5	$29.7
Less mark-to-market adjustments	(9.2)	5.7	(13.8)	(3.3)
Operating income excluding mark-to-market adjustments	$4.1	$14.5	$29.7	$26.4
Loss from affiliates	$(4.7)	$(1.0)	$(6.9)	$(1.2)

Net sales for the Commodity Trading and Milling segment increased $0.5 million and $8.5 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  Higher sales volumes of various commodities sold were principally offset by lower sales prices for such commodities, especially corn.

Operating income for this segment increased $4.5 million and $13.8 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  The increases primarily reflected fluctuations of $14.9 million and $10.5 million, respectively of marking to market derivative contracts as discussed below.  Excluding the effects of mark-to-market adjustments for derivatives contracts as discussed below, operating income decreased $10.4 million and increased $3.3 million, for the three and nine month periods, respectively.  The decrease for the three month period primarily reflected lower margins on commodity trading sales principally as a result of unfavorable market conditions.  The increase for the nine month period primarily reflected improved operating income at certain milling locations partially offset by recoveries of $4.3 million in 2013 of inventory write-downs for customer contract performance issues recognized in prior years.

Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results for this segment.  However, management anticipates positive operating income for this segment for the remainder of 2014, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $9.2 million and $13.8 million, respectively, for the three and nine month periods of 2014 and operating income would have been higher by $5.7 million and lower by $3.3 million, respectively, for the three and nine month periods of 2013.  While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2014.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Loss from affiliates for the three and nine month periods of 2014 increased by $3.7 million and $5.7 million, respectively, from the same periods in 2013.  The increases in losses primarily represent losses incurred in 2014 from a certain affiliate newly invested in by Seaboard during the latter half of 2013.  Based on the uncertainty of local political and economic environments in the countries in which Seaboard’s affiliates operate, management cannot predict future results.

Marine Segment

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$ 205.3	$ 219.5	$ 616.7	$ 676.3
Operating loss	$ (4.6)	$ (15.0)	$ (15.0)	$ (22.4)

Net sales for the Marine segment decreased $14.2 million and $59.6 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  The decreases were primarily the result of lower cargo volumes in certain markets, most notably Venezuela, during 2014 compared to 2013.

Operating loss decreased $10.4 million and $7.4 million for the three and nine month periods of 2014, respectively, compared to the same periods of 2013.  These decreases were primarily the result of lower voyage costs, such as fuel costs and, to a lesser extent, charter hire, on a per unit shipped basis partially offset by, for the nine month period, lower operating results related to the Venezuela operations.  Management cannot predict changes in future cargo volumes and cargo rates or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2014.  However, based on recent market conditions, management anticipates this segment will not be profitable for the remainder of 2014.

Sugar Segment

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$ 47.8	$ 58.5	$ 145.1	$ 192.6
Operating income	$ 6.3	$ 0.2	$ 22.7	$ 28.3
Income (loss) from affiliates	$ (0.1)	$ 0.1	$ 0.6	$ 0.2

Net sales for the Sugar segment decreased $10.7 million and $47.5 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  The decreases primarily reflect lower volumes of sugar sold and, for the nine month period but to a lesser extent, lower sales prices for sugar.  Sugar sales are denominated in Argentine pesos and the lower sales prices for sugar in terms of U.S. dollars was the result of exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar in 2014, especially in the first quarter of 2014.  Management cannot predict sugar and alcohol prices for the remainder of 2014, but management anticipates that the Argentine peso may continue to weaken against the U.S. dollar.

Operating income increased $6.1 million and decreased $5.6 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  The increase for the three month period was primarily the result of lower costs per ton for sugar inventory sold as a result of the exchange rate changes noted above, while sales prices for sugar increased slightly.  The nine month decrease primarily represents lower income from sugar sales as a result of lower volumes of sugar sold and lower sales prices as noted above.  Partially offsetting the decreases was a $4.3 million gain recorded in the second quarter of 2014 from a final insurance settlement for property damage and business interruption claims related to prior years.  Management anticipates positive operating income for this segment for the remainder of 2014.

Power Segment

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$ 51.6	$ 73.6	$ 158.5	$ 221.4
Operating income	$ 15.0	$ 13.4	$ 19.5	$ 41.4

Net sales for the Power segment decreased $22.0 million and $62.9 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  The decrease for the three month period primarily reflects lower volumes.  The decrease for the nine month period reflects lower volumes and, to a lesser extent, lower spot market rates.  Although management cannot predict future spot market rates, sales volumes for the remainder of 2014 are anticipated to be lower than 2013 as a result of Seaboard cancelling the short-term leasing of a power generating facility on September 3, 2014, as further discussed in Note 9 to the Condensed Consolidated Financial Statements.

Operating income increased $1.6 million and decreased $21.9 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013. Included in operating income for the three month period of 2014 was a gain on sale of assets of $5.0 million as discussed in Note 9 to the Condensed Consolidated Financial Statements.  Excluding this gain, operating income for the three month period decreased as a result of lower volumes.  The decrease for the nine month period primarily reflects lower spot market rates and lower volumes partially offset by lower fuel costs per kilowatt hour generated.  Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs.  Based on recent market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2014.

Turkey Segment

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(Dollars in millions)	2014	2013	2014	2013
Income (loss) from affiliate	$ 14.3	$ (4.0)	$ 30.2	$ (11.4)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball.  The increase in income from affiliate for the three month and nine month periods of 2014 compared to the same periods in 2013 was primarily the result of lower feed costs and, especially in the three month period, higher prices of turkey products sold.  Also during the first and third quarters of 2013, Butterball incurred additional charges for impairment of fixed assets related to the planned sale of its Longmont, Colorado facility. Seaboard’s proportionate share represented $1.2 million and $3.9 million recognized in loss from affiliate for the three and nine months ended September 28, 2013, respectively.  This facility was sold in the second quarter of 2014 for approximately the remaining net book value.  Management anticipates positive income for this segment for the remainder of 2014.

Interest Expense

Interest expense increased by $5.8 million and $9.8 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  The increases primarily reflect higher interest rates on notes payable related to foreign subsidiaries.  Also included in the third quarter of 2014 was a $3.8 million charge for early payment of debt as further discussed in Note 7 to the Condensed Consolidated Financial Statements.

Other Investment Income (Loss), Net

The fluctuations in other investment income (loss), net for the three and nine months of 2014 compared to the same periods in 2013 primarily reflect mark-to-market fluctuations from investments.

Foreign Currency Losses, Net

Foreign currency losses, net increased by $0.4 million and $7.8 million for the three and nine month periods of 2014, respectively, compared to the same periods in 2013.  The increase for the nine month period reflects increased losses related to multiple currencies with the more significant increases related to the Zambian kwacha, Venezuelan bolivar, Euro Zone euro and South African rand.  Seaboard operates in many developing countries.  The political and economic conditions of these markets, along with fluctuations in the value of the U.S. dollar cause volatility in currency exchange rates which exposes Seaboard to fluctuating foreign currency gains and losses which cannot be predicted by Seaboard.

Gain on Sale of Controlling Interest in Subsidiary

Seaboard’s Pork segment sold to Triumph Foods, LLC a 50% interest in its Daily’s Premium Meats division resulting in a pre-tax gain of $64.4 million recognized in the third quarter of 2014 related to this transaction. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Miscellaneous, Net

The fluctuations in miscellaneous, net for the three and nine months of 2014 compared to the same periods in 2013 primarily reflect mark-to-market fluctuations from interest rate exchange agreements.

Income Tax Expense

The effective tax rate for the nine months of 2014 was higher than that for the nine months of 2013 primarily as the mix of projected domestic and foreign earnings for 2014 fluctuated from prior year resulting in more income taxed at a higher tax rate and tax expense of $25.1 million from the gain from sale of controlling interest in a subsidiary in the third quarter of 2014 as discussed in Note 9 to the Condensed Consolidated Financial Statements.  In addition, certain U.S. income tax provisions expired on December 31, 2013 and currently have not been renewed for 2014. The effective tax rate for the first nine months of 2013 was also impacted by a one-time tax benefit of $7.9 million recorded in the first quarter of 2013 related to certain 2012 income tax credits as further discussed in Note 4 to the Condensed Consolidated Financial Statements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a–15(e) as of September 27, 2014.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls –There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a–15 that occurred during the fiscal quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding Seaboard’s purchase of its common stock during the quarter.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 to July 31, 2014	-	-	-	50,846,217
August 1 to August 31, 2014	-	-	-	50,846,217
September 1 to September 27, 2014	-	-	-	50,846,217
Total	-	-	-	50,846,217

There were no purchases made during the quarter pursuant to Seaboard’s share repurchase program initially approved by Seaboard’s Board of Directors in November 2009.  In May 2014, the Board of Directors increased the dollar amount of Seaboard common stock authorized to be repurchased under the share repurchase program by $20.0 million. The share repurchase program is in effect through October 31, 2015.

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

101

The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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

Date: October 31, 2014

by:	/s/ John A. Virgo
John A. Virgo, Senior Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: October 31, 2014