Form 10-Q
period 2015-04-04
SEABOARD CORP /DE/
filed 2015-05-08
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on April 24, 2015.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended
		April 4,		March 29,
		2015		2014
Net sales:
Products (includes sales to affiliates of $211,706 and $195,986)		$1,176,927		$1,213,755
Service revenues		249,109		212,033
Other		26,322		53,848
Total net sales		1,452,358		1,479,636
Cost of sales and operating expenses:
Products		1,118,663		1,105,583
Services		219,018		194,507
Other		21,513		53,958
Total cost of sales and operating expenses		1,359,194		1,354,048
Gross income		93,164		125,588
Selling, general and administrative expenses		65,325		60,385
Operating income		27,839		65,203
Other income (expense):
Interest expense		(4,530)		(4,820)
Interest income		3,329		7,080
Interest income from affiliates		7,060		6,356
Income from affiliates		11,227		6,644
Other investment income, net		6,548		573
Foreign currency gains (losses), net		1,412		(5,693)
Miscellaneous, net		(4,427)		140
Total other income, net		20,619		10,280
Earnings before income taxes		48,458		75,483
Income tax expense		(14,882)		(27,034)
Net earnings		$33,576		$48,449
Less: Net income attributable to noncontrolling interests		(226)		(283)
Net earnings attributable to Seaboard		$33,350		$48,166

Earnings per common share	$28.49		$40.55

Other comprehensive income (loss), net of income tax benefit of $142 and $9,663:
Foreign currency translation adjustment		(5,958)		(26,775)
Unrealized gain on investments		677		526
Unrealized gain on cash flow hedges		-		361
Unrecognized pension cost		1,282		320
Other comprehensive loss, net of tax		$(3,999)		$(25,568)
Comprehensive income		29,577		22,881
Less: Comprehensive income attributable to the noncontrolling interest		(303)		(279)
Comprehensive income attributable to Seaboard		$29,274		$22,602

Average number of shares outstanding		1,170,550		1,187,681

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars)

(Unaudited)

	April 4,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$47,916	$36,459
Short-term investments	597,619	490,566
Receivables, net of allowance	526,365	633,965
Inventories	716,084	736,302
Deferred income taxes	45,247	45,647
Other current assets	121,270	110,053
Total current assets	2,054,501	2,052,992
Net property, plant and equipment	849,185	846,757
Investments in and advances to affiliates	539,004	523,063
Notes receivable from affiliates	201,555	197,270
Other assets	70,419	57,238
Total assets	$3,714,664	$3,677,320

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$123,311	$75,524
Accounts payable	165,036	214,218
Deferred revenue	69,724	51,158
Other current liabilities	292,623	293,932
Total current liabilities	650,694	634,832
Deferred income taxes	87,007	95,538
Other liabilities and deferred credits	227,262	226,677
Total non-current liabilities	314,269	322,215
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value,
Authorized 1,250,000 shares;
issued and outstanding 1,170,550 shares	1,171	1,171
Accumulated other comprehensive loss	(256,636)	(252,637)
Retained earnings	3,000,714	2,967,364
Total Seaboard stockholders’ equity	2,745,249	2,715,898
Noncontrolling interests	4,452	4,375
Total equity	2,749,701	2,720,273
Total liabilities and stockholders’ equity	$3,714,664	$3,677,320

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2015	2014
Cash flows from operating activities:
Net earnings	$33,576	$48,449
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	23,706	22,963
Gain from sale of fixed assets	(144)	(1,392)
Deferred income taxes	(8,002)	2,872
Pay-in-kind interest and accretion on notes receivable from affiliates	(4,360)	(3,628)
Income from affiliates	(11,227)	(6,644)
Dividends received from affiliates	9,735	1,088
Other investment income, net	(6,548)	(573)
Other, net	1,158	(14)
Changes in assets and liabilities, net of business acquired:
Receivables, net of allowance	106,353	105,170
Inventories	17,665	27,522
Other current assets	(10,334)	6,060
Current liabilities, exclusive of debt	(30,665)	(60,822)
Other, net	2,190	2,919
Net cash from operating activities	123,103	143,970
Cash flows from investing activities:
Purchase of short-term investments	(225,017)	(429,011)
Proceeds from the sale of short-term investments	119,458	326,826
Proceeds from the maturity of short-term investments	4,082	1,038
Capital expenditures	(28,515)	(38,030)
Proceeds from the sale of fixed assets	334	1,676
Investments in and advances to affiliates, net	(17,976)	(41)
Principal payments received on long-term notes receivable from affiliates	75	-
Purchase of long-term investments	(3,194)	(2,290)
Other, net	(9,412)	324
Net cash from investing activities	(160,165)	(139,508)
Cash flows from financing activities:
Notes payable to banks, net	48,830	(15,923)
Repurchase of common stock	-	(4,404)
Other, net	(226)	(127)
Net cash from financing activities	48,604	(20,454)
Effect of exchange rate change on cash	(85)	(186)
Net change in cash and cash equivalents	11,457	(16,178)
Cash and cash equivalents at beginning of year	36,459	55,055
Cash and cash equivalents at end of period	$47,916	$38,877

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (“Seaboard”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Seaboard’s investments in non-consolidated affiliates are accounted for by the equity method.  The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Seaboard for the year ended December 31, 2014 as filed in its Annual Report on Form 10-K.  Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September.  Seaboard’s year-end is December 31.

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for doubtful accounts, valuation of inventories, impairment of long-lived assets, potential write-down related to investments in and advances to affiliates and notes receivable from affiliates, income taxes and accrued pension liability.  Actual results could differ from those estimates.

Supplemental Non-Cash Transactions

Seaboard has notes receivable from affiliates which accrue pay-in-kind interest income, primarily from one affiliate as discussed in Note 9. Seaboard recognized $4,360,000 and $3,628,000, respectively, of non-cash, pay-in-kind interest income and accretion of discount for the first quarter ended April 4, 2015 and March 29, 2014, respectively, related to these notes receivable.

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

Subsequent Event

Subsequent to April 4, 2015, Seaboard invested $10,000,000 in a business operating a 300 megawatt electricity generating facility in the Dominican Republic.  This investment increased Seaboard’s ownership interest to 29.9% from less than 20%.  Seaboard’s previous investment of $5,910,000 in this business was made in 2006 and was accounted for using the cost method.  As a result of this additional investment in 2015, Seaboard will be required to change its accounting method for this investment to the equity method in the Power segment beginning in the second quarter of 2015.  As a result of this change in accounting method, Seaboard will be required to adjust retroactively as if the equity method had been in effect during all previous periods since Seaboard’s initial investment in 2006.  Had this accounting change occurred as of April 4, 2015, net income for quarters ended April 4, 2015 and March 29, 2014 would not have been materially affected and total investment in affiliates and equity at April 4, 2015 would increase by $19,382,000.  There is no tax impact to Seaboard on these amounts.

Note 2 – Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income, net. At April 4, 2015, money market funds included $13,132,000 denominated in Euros and $2,849,000 denominated in Canadian dollars.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at April 4, 2015 and December 31, 2014.

	2015		2014
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value

Money market funds	$236,974	$236,974	$142,432	$142,432
Corporate bonds	11,652	11,757	11,000	11,015
U.S. Government agency securities	9,287	9,354	9,684	9,666
Asset backed debt securities	2,521	2,554	2,260	2,291
U.S. Treasury securities	1,990	1,996	523	522
Collateralized mortgage obligations	819	816	1,150	1,170
Total available-for-sale short-term investments	263,243	263,451	167,049	167,096
High yield trading debt securities	178,466	175,390	187,491	181,483
Equity mutual fund	86,309	86,268	83,809	82,542
Domestic equity ETF	59,157	61,806	31,307	32,651
Money market funds held in trading accounts	6,362	6,362	21,401	21,401
Emerging markets trading debt mutual fund	3,323	2,550	3,323	2,614
Other trading investments	1,870	1,792	2,850	2,779
Total trading short-term investments	335,487	334,168	330,181	323,470
Total short-term investments	$598,730	$597,619	$497,230	$490,566

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of April 4, 2015.

(Thousands of dollars)	2015
Due within one year	$984
Due after one year through three years	11,077
Due after three years	12,093
Total fixed rate securities	$24,154

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets on the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at April 4, 2015 and December 31, 2014:

	April 4,	December 31,
(Thousands of dollars)	2015	2014
At lower of LIFO cost or market:
Live hogs and materials	$216,500	$208,641
Fresh pork and materials	39,459	28,573
	255,959	237,214
LIFO adjustment	(33,676)	(36,560)
Total inventories at lower of LIFO cost or market	222,283	200,654
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	281,286	320,066
Sugar produced and in process	49,574	48,863
Other	62,118	57,344
Total inventories at lower of FIFO cost or market	392,978	426,273
Grain, flour and feed at lower of weighted average cost or market	100,823	109,375
Total inventories	$716,084	$736,302

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments.  Seaboard’s U.S. federal income tax years’ are closed through 2009. The Internal Revenue Service (IRS) examination of Seaboard’s 2010 U.S. income tax return has been finalized.  There have not been any material changes in unrecognized income tax benefits since December 31, 2014.  Interest related to unrecognized tax benefits and penalties was not material for the three months ended April 4, 2015.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of April 4, 2015 and also the level within the fair value hierarchy used to measure each category of assets.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first quarter of 2015.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	April 4,
(Thousands of dollars)	2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$236,974	$236,974	$-	$-
Corporate bonds	11,757	-	11,757	-
U.S. Government agency securities	9,354	-	9,354	-
Asset backed debt securities	2,554	-	2,554	-
U.S. Treasury securities	1,996	-	1,996	-
Collateralized mortgage obligations	816	-	816	-
Trading securities - short-term investments:
High yield debt securities	175,390	-	175,390	-
Equity mutual fund	86,268	86,268	-	-
Domestic equity ETF	61,806	61,806	-	-
Money market funds held in trading accounts	6,362	6,362	-	-
Emerging markets trading debt mutual fund	2,550	2,550	-	-
Other trading investments	1,792	-	1,792	-
Trading securities - other current assets:
Domestic equity securities	35,600	35,600	-	-
Foreign equity securities	6,780	6,780	-	-
Fixed income mutual funds	4,415	4,415	-	-
Other	2,959	2,511	448	-
Derivatives:
Commodities(1)	4,147	4,147	-	-
Foreign currencies	1,039	-	1,039	-
Total Assets	$652,559	$447,413	$205,146	$-
Liabilities:
Derivatives:
Commodities(1)	$9,722	$9,722	$-	$-
Interest rate swaps	9,256	-	9,256	-
Foreign currencies	424	-	424	-
Total Liabilities	$19,402	$9,722	$9,680	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of April 4, 2015, the commodity derivatives had a margin account balance of $21,752,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $16,612,000 and other current liabilities of $435,000.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and also the level within the fair value hierarchy used to measure each category of assets.

	Balance
	December 31,
(Thousands of dollars)	2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$142,432	$142,432	$-	$-
Corporate bonds	11,015	-	11,015	-
U.S. Government agency securities	9,666	-	9,666	-
Asset backed debt securities	2,291	-	2,291	-
Collateralized mortgage obligations	1,170	-	1,170	-
U.S. Treasury securities	522	-	522	-
Trading securities - short term investments:
High yield debt securities	181,483	-	181,483	-
Equity mutual fund	82,542	82,542	-	-
Domestic equity ETF	32,651	32,651	-	-
Money market funds held in trading accounts	21,401	21,401	-	-
Emerging markets trading debt mutual fund	2,614	2,614	-	-
Other trading investments	2,779	-	2,779	-
Trading securities - other current assets:
Domestic equity securities	33,857	33,857	-	-
Foreign equity securities	6,532	6,532	-	-
Fixed income mutual funds	4,570	4,570	-	-
Other	2,676	2,405	271	-
Derivatives:
Commodities(1)	6,136	6,136	-	-
Foreign currencies	1,675	-	1,675	-
Total Assets	$546,012	$335,140	$210,872	$-
Liabilities:
Derivatives:
Commodities(1)	$1,779	$1,779	$-	$-
Interest rate swaps	7,715	-	7,715	-
Foreign currencies	407	-	407	-
Total Liabilities	$9,901	$1,779	$8,122	$-

(1) Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of December 31, 2014, the commodity derivatives had a margin account balance of $4,314,000 resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $9,267,000 and other current liabilities of $596,000.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. The amortized cost and estimated fair values of investments at April 4, 2015 and December 31, 2014 are presented in Note 2.

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Since the derivatives and interest rate exchange agreements discussed below are not accounted for as hedges, fluctuations in the related commodity prices, currency exchange rates and interest rates could have a material impact on earnings in any given period.  Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2014.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At April 4, 2015, Seaboard had open net derivative contracts to purchase 33,775,000 bushels of grain, 24,200,000 pounds of hogs, 9,390,000 pounds of sugar, 960,000 pounds of soybean oil, 365,000 tons of soybean meal, 264,000 pounds of dry whey powder and 40,000 pounds of cheese.  At December 31, 2014, Seaboard had open net derivative contracts to purchase 19,800,000 pounds of hogs, 19,620,000 pounds of soybean oil, 15,551,000 pounds of sugar, 10,697,000 bushels of grain, 88,000 pounds of dry whey powder and 85,000 tons of soybean meal and open net derivative contracts to sell 4,326,000 gallons of heating oil.  Commodity derivatives are recorded at fair value with any changes in fair value being marked to market as a component of cost of sales on the Condensed Consolidated Statements of Comprehensive Income.

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

At April 4, 2015 and December 31, 2014, Seaboard had trading foreign currency exchange agreements to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $92,901,000 and $143,961,000, respectively, primarily related to the South African Rand.

Interest Rate Exchange Agreements

During 2014, Seaboard initially put into place four, approximately eight-year interest rate exchange agreements with mandatory early termination dates in the second half of 2014 and early 2015 for one of the agreements.  During 2014 and 2015, these interest rate exchange agreements were terminated and replaced, each with a mandatory early termination date which coincides with the revised anticipated delivery dates in 2015 and have similar terms as the original agreements terminated.  Payments made by Seaboard to unwind these agreements were not material. These four exchange agreements, still outstanding as of April 4, 2015, involve the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying notional amounts to mitigate the potential effects of fluctuations in interest rates on the anticipated four dry bulk vessel leases in 2015. Seaboard pays a fixed rate and receives a variable rate of interest on these four notional amounts of $22,000,000 each. In 2010, Seaboard entered into three ten-year interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on these three notional amounts of $25,000,000 each. All seven of these interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At both April 4, 2015 and December 31, 2014, Seaboard had seven interest rate exchange agreements outstanding with a total notional value of $163,000,000.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  As of April 4, 2015, Seaboard’s foreign currency exchange agreements have a maximum amount of loss due to credit risk in the amount of $1,039,000 with five counterparties and no such exposures related to the interest rate swaps.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2015 and March 29, 2014.

(Thousands of dollars)
		Three Months Ended
		April 4,	March 29,
		2015	2014
Commodities	Cost of sales	$(5,948)	$(6,584)
Foreign currencies	Cost of sales	(494)	485
Foreign currencies	Foreign currency	1,533	765
Interest rate	Miscellaneous, net	(4,691)	(602)

The following table provides the fair value of each type of derivative held as of April 4, 2015 and December 31, 2014 and where each derivative is included on the Condensed Consolidated Balance Sheets.

(Thousands of dollars)		Asset Derivatives			Liability Derivatives
		April 4,	December 31,		April 4,	December 31,
		2015	2014		2015	2014
Commodities(1)	Other current assets	$4,147	$6,136	Other current liabilities	$9,722	$1,779
Foreign currencies	Other current assets	1,039	1,675	Other current liabilities	424	407
Interest rate	Other current assets	-	-	Other current liabilities	9,256	7,715

(1)   Seaboard’s commodities derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of April 4, 2015 and December 31, 2014, the commodity derivatives had a margin account balance of $21,752,000 and $4,314,000, respectively, resulting in a net other current asset on the Condensed Consolidated Balance Sheets of $16,612,000 and $9,267,000, respectively and other current liabilities of $435,000 and $596,000, respectively.

Note 6 – Employee Benefits

Seaboard maintains two defined benefit pension plans for its domestic salaried and clerical employees.  At this time, no contributions are expected to be made to these plans for the remainder of 2015.  Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees.  Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended
	April 4,	March 29,
(Thousands of dollars)	2015	2014

Components of net periodic benefit cost:
Service cost	$2,447	$1,856
Interest cost	2,550	2,403
Expected return on plan assets	(2,115)	(2,185)
Amortization and other	749	470
Net periodic benefit cost	$3,631	$2,544

Note 7 – Commitments and Contingencies

Contingencies

On April 29, 2015, Seaboard received from the Department of Justice, Asset Forfeiture and Money Laundering Section (“AFMLS”), a Grand Jury Subpoena issued by the United States District Court for the District of Columbia (the “DC District Court”) requesting records related to 37 specified foreign companies and five individuals.  Seaboard has previously produced documents responsive to Grand Jury subpoenas dated September 18, 2014 and October 17, 2014.  The Subpoena issued September 18, 2014 requested records related to nine entities and one individual, and the Subpoena issued October 17, 2014 requested records with respect to eight additional entities and one additional individual. The companies and individuals as to which the requested records relate to are not affiliated with Seaboard. The AFMLS attorney conducting the investigation has advised Seaboard that it is not a target of the investigation. Seaboard has retained outside counsel and is cooperating with the government’s investigation.  It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome or to estimate the amount of potential loss, if any, resulting from the government’s inquiry.

On September 19, 2012, the United States Immigration and Customs Enforcement (“ICE”) executed three search warrants authorizing the seizure of certain records from Seaboard’s offices in Merriam, Kansas and at the Seaboard Foods employment office and the human resources department in Guymon, Oklahoma.  The warrants generally called for the seizure of employment-related files, certain e-mails and other electronic records relating to Medicaid and Medicaid recipients, certain health care providers in the Guymon area, and Seaboard’s health plan and certain personnel issues.  The United States Attorney’s Office for the Western District of Oklahoma (“USAO”), which has been leading the investigation, previously advised Seaboard that it intended to close its investigation and that no charges would be brought against Seaboard.  However, discussions with the USAO continue regarding the status of the investigation and the possibility of proceedings by the USAO, ICE and/or the Oklahoma Attorney General’s office remains.  No proceedings have been filed or brought as of the date of this report.  It is not possible at this time to determine whether any agencies will continue to pursue an investigation or whether Seaboard will incur any material fines, penalties or liabilities in connection with this matter.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business.  In the opinion of management, the ultimate resolutions of these items are not expected to have a material adverse effect on the Condensed Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations.  From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives.  Seaboard does not issue guarantees of third parties for compensation.  As of April 4, 2015, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of April 4, 2015, Seaboard’s borrowing capacity under its committed and uncommitted lines was reduced by letters of credit totaling $10,000 and $1,531,000, respectively.  The notes payable to banks under the committed and uncommitted credit lines are unsecured.  These lines of credit do not require compensating balances.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place which was initially approved by its Board of Directors in November 2009, and is in effect through October 31, 2015. As of April 4, 2015, $50,846,000 remained available for repurchases under the share repurchase program.  For the three months ended April 4, 2015, Seaboard did not repurchase any shares of common stock.  Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price.  During the period that the share repurchase program remains in effect, from time to time Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchases are being funded by cash on hand, and shares repurchased are being retired and resume the status of authorized and unissued shares.  All stock repurchases are being made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board’s stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

In December 2012, Seaboard declared and paid a dividend of $12.00 per share on the common stock.  The increased amount of the dividend (which has historically been $0.75 per share on a quarterly basis or $3.00 per share on an annual basis) represented a prepayment of the annual 2013, 2014, 2015 and 2016 dividends ($3.00 per share per year).  Seaboard did not declare or pay a dividend in 2013 and 2014. Seaboard does not currently intend to declare any further dividends for the years 2015 and 2016.

The changes in the components of other comprehensive loss (OCL), net of related taxes, are as follows:

	Three Months Ended
	April 4,		March 29,
(Thousands of dollars)	2015		2014
Foreign currency translation adjustment	$(5,958)		$(26,775)
Investments:
Unrealized gain (loss)	736		15
Amounts reclassified from OCL to net earnings	(59	) (1)	511	(1)

Unrealized gain (loss) on investments	677		526
Unrealized gain on cash flow hedges	-		361
Pension cost:
Unrealized gain	299		-
Amounts reclassified from OCL to net earnings	983	(2)	320	(2)

Unrecognized pension cost	1,282		320
Other Comprehensive Loss, Net of Tax	$(3,999)		$(25,568)

(1)   This represents realized gains on the sale of available-for-sale securities and was recorded in other investment income (loss), net.

(2)   This primarily represents the amortization of actuarial losses that were included in net periodic pension cost and was recorded in operating income.  See Note 6 for further discussion.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	April 4,	December 31,
(Thousands of dollars)	2015	2014
Cumulative Foreign Currency Translation Adjustment:	$ (199,995)	$ (194,037)
Unrealized Gain on Investments:	2,011	1,334
Unrecognized Pension Cost:	(58,652)	(59,934)
Total Accumulated Other Comprehensive Loss	$ (256,636)	$ (252,637)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At April 4, 2015, the Sugar segment had $119,734,000 in net assets denominated in Argentine pesos and $1,199,000 in net assets denominated in U.S. dollars.  Management anticipates that the Argentine peso could continue to weaken against the U.S. dollar and thus it is anticipated that Seaboard could incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2015.

At April 4, 2015 and March 29, 2014, income taxes for cumulative foreign currency translation adjustments were recorded using a 35% effective tax rate except for $60,076,000 and $49,411,000, respectively, related to certain subsidiaries for which no tax benefit was recorded. At April 4, 2015 and March 29, 2014, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective rate except for unrecognized pension cost of $19,960,000 and $8,580,000, respectively, related to employees at certain subsidiaries for which no tax benefit has been recorded.

Note 9 - Segment Information

As of September 27, 2014, Seaboard’s Pork segment sold to Triumph Foods LLC (Triumph) a 50% interest in Daily’s.  Daily’s produces and markets raw and pre-cooked bacon, ham and sausage and has two further processing plants located in Salt Lake City, Utah and Missoula, Montana.  The Pork segment currently has a business relationship with Triumph under which Seaboard markets substantially all of the pork products produced at Triumph’s plant in St. Joseph, Missouri.  Through September 27, 2014, Seaboard consolidated the operating results of Daily’s as part of its Pork segment operations. As a result of this transaction, Seaboard deconsolidated Daily’s from its Condensed Consolidated Balance Sheet as of September 27, 2014.   Seaboard’s remaining 50% investment in Daily’s is accounted for in the Pork segment by using the equity method of accounting. Both Seaboard and Triumph supply raw product to Daily’s.

The Commodity Trading and Milling segment has a 50% non-controlling interest in a bakery located in the Democratic Republic of Congo (DRC) which began start-up operations in the fourth quarter of 2012.  As part of its investment in this bakery, Seaboard has an interest bearing long-term note receivable from this bakery the terms of which require periodic principal payments with the first payment due in June 2015 and a final maturity date of December 2020.  Repayment of this note is primarily dependent upon this business improving existing operations to generate adequate future cash flows to make scheduled payments when due.  The bakery has been incurring operating losses since it began operations as it continues to resolve equipment problems and attempts to gain market share.  As a result of the continuing equipment problems, other production challenges and unfavorable local market conditions causing challenges in gaining market share, Seaboard’s management determined achieving improved operating results would take significantly longer than anticipated.  As a result, Seaboard’s management determined there was a decline in value considered other than temporary as of December 31, 2014 and thus Seaboard recorded a write-down in the fourth quarter of 2014, which represented the remaining equity investment in this business and suspended the use of the equity method as of December 31, 2014.  Seaboard discontinued recognizing interest income on the note receivable during the fourth quarter of 2014.  As of April 4, 2015, the recorded balance of this Note Receivable and previous accrued interest from Affiliates was $34,556,000, all classified as long-term given uncertainty of the timing of payments in the future.  If the future cash flows of this bakery do not improve, there is a possibility that some of the recorded value of the Note Receivable from Affiliate could be deemed uncollectible in the future, which may result in a material charge to earnings.  Including this business, as of April 4, 2015 Seaboard had a total of $56,939,000 of investments in, advances to and notes receivable from all of its affiliates in the DRC, which represents the single largest foreign country risk exposure for Seaboard’s equity method investments.  One of the other affiliates in the DRC, to which Seaboard sells wheat, is the only supplier of flour to this bakery.

In September 2013, Seaboard invested $17,000,000 in a flour production business in Brazil for a 50% non-controlling equity interest and provided a $13,000,000 long-term loan to this business.  Half of the interest on this long-term note receivable from affiliate is paid currently in cash and the other half accrues as pay-in-kind interest. This note receivable matures in September 2020 but can be repaid with Seaboard having the option to convert the note receivable to equity and the other equity holders having the option to match such conversion with a purchase of new shares to avoid dilution.  In addition, at the time of Seaboard’s initial investment in this business, plans included potential future equal additional investments by the owners to improve existing operations and expand operations to improve long-term operating results.  Seaboard’s share of additional investments totaled $2,502,000 and $3,886,000 in 2015 and 2014, respectively.  This business also incurred significant operating losses in 2014 and the first quarter of 2015.  Discussions are ongoing between the owners to determine the extent and timing of future additional investments or loans, by either or both parties, for possible expansion plans to improve operating results.  As of April 4, 2015 and December 31, 2014, the recorded balance of this Note Receivable from Affiliates was $14,018,000 and $13,849,000, respectively and Seaboard’s equity investment in this business was $1,950,000 and $11,669,000, respectively.  As of April 4, 2015 and December 31, 2014, Seaboard also had a receivable due from affiliates of $14,207,000 and $13,969,000, respectively from sales of grain and supplies related to this business. During the first quarter of 2015, Seaboard recorded losses from affiliates of $11,666,000 related to this investment, which included $5,846,000 for its proportionate share of a deferred income tax asset allowance related to 2014 and 2013.

In September 2014, Seaboard invested $17,333,000 in a cargo terminal business in Jamaica for a 21% non-controlling interest. This investment is accounted for in the Marine segment using the equity method reported on a three-month lag basis and thus Seaboard’s first proportionate share of earnings was recognized in the first quarter of 2015.

The Power segment had been operating a floating power generating facility (72 megawatts) in the Dominican

Republic under a short-term lease agreement.  On April 1, 2014, Seaboard provided notice to cancel the lease.  Seaboard ceased operation of the leased facility on September 3, 2014.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (Butterball).  Butterball had total net sales for the three months ended April 4, 2015 and March 29, 2014 of $397,698,000 and $355,763,000, respectively. Butterball had operating income for the three months ended April 4, 2015 and March 29, 2014 of $42,597,000 and $20,748,000, respectively.  As of April 4, 2015 and December 31, 2014, Butterball had total assets of $1,008,592,000 and $1,021,182,000, respectively.

In conjunction with Seaboard’s initial investment in Butterball in December 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $145,450,000 as of April 4, 2015.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity in December 2017.

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

Sales to External Customers:

	Three Months Ended
	April 4,	March 29,
(Thousands of dollars)	2015	2014
Pork	$320,888	$382,090
Commodity Trading and Milling	820,588	789,390
Marine	236,660	200,464
Sugar	45,259	50,356
Power	25,131	53,848
All Other	3,832	3,488
Segment/Consolidated Totals	$1,452,358	$1,479,636

Operating Income (Loss):

	Three Months Ended
	April 4,	March 29,
(Thousands of dollars)	2015	2014
Pork	$16,396	$60,477
Commodity Trading and Milling	4,482	11,930
Marine	6,779	(7,392)
Sugar	3,999	6,761
Power	2,634	(1,684)
All Other	108	337
Segment Totals	34,398	70,429
Corporate Items	(6,559)	(5,226)
Consolidated Totals	$27,839	$65,203

Income (Loss) from Affiliates:

	Three Months Ended
	April 4,	March 29,
(Thousands of dollars)	2015	2014
Pork	$2,653	$-
Commodity Trading and Milling	(9,249)	(35)
Marine	653	-
Sugar	416	305
Turkey	16,754	6,374
Segment/Consolidated Totals	$11,227	$6,644

Total Assets:

	April 4,	December 31,
(Thousands of dollars)	2015	2014
Pork	$849,841	$821,172
Commodity Trading and Milling	1,005,576	1,103,461
Marine	295,184	283,276
Sugar	185,184	198,271
Power	204,904	199,256
Turkey	407,234	393,425
All Other	5,324	5,887
Segment Totals	2,953,247	3,004,748
Corporate Items	761,417	672,572
Consolidated Totals	$3,714,664	$3,677,320

Investments in and Advances to Affiliates:

	April 4,	December 31,
(Thousands of dollars)	2015	2014
Pork	$80,769	$79,832
Commodity Trading and Milling	182,914	178,344
Marine	17,729	17,333
Sugar	3,339	2,994
Turkey	254,253	244,560
Segment/Consolidated Totals	$539,004	$523,063

Administrative services are provided by the corporate office allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment with no allocation to individual segments of general corporate management oversight costs.  Corporate assets include short-term investments, other current assets related to deferred compensation plans, fixed assets, deferred tax amounts and other miscellaneous items.  Corporate operating losses represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in Other Investment Income (Loss), Net).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of April 4, 2015 increased $118.5 million to $645.5 million from December 31, 2014.  The increase was primarily the result of net cash from operating activities of $123.1 million and increases in notes payable of $48.8 million.  Partially offsetting the increase was cash used for capital expenditures of $28.5 million and investments in affiliates of $18.0 million. Cash from operating activities decreased $20.9 million for the three months ended April 4, 2015 compared to the same period in 2014, primarily as a result of lower net earnings.

Acquisitions, Capital Expenditures and Other Investing Activities

During the three months ended April 4, 2015, Seaboard invested $28.5 million in property, plant and equipment, of which $14.1 million was expended in the Pork segment and $10.7 million in the Marine segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment and additional hog finishing barns.  The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment.  All other capital expenditures were primarily of a normal recurring nature and primarily include replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2015, management has budgeted capital expenditures totaling $191.8 million.  The Pork segment plans to spend $49.6 million primarily for improvements to existing facilities and related equipment, and additional hog finishing barns.  The Commodity Trading and Milling segment plans to spend $73.7 million primarily for payments of $58.1 million for four dry bulk vessels being built for a total estimated cost of $90.0 million and improvements to existing facilities and related equipment. However, Seaboard currently anticipates selling and leasing back these four vessels as they are completed, which would result in Seaboard receiving back the amounts spent to build at each individual lease inception with no gain or loss on sale.  Payments under the lease agreements will be finalized upon delivery of the vessels.  The four vessels are scheduled for delivery during 2015. The Marine segment has budgeted $49.3 million primarily for additional cargo carrying and handling equipment and $7.6 million for the purchase of an additional containerized cargo vessel completed in April 2015. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment during 2015. The balance of $19.2 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations.  Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

In February 2015, Seaboard placed in escrow $10.0 million for a potential investment in a business in South America for the Commodity Trading and Milling segment pending finalization of certain matters to close this transaction, which is anticipated to occur later in 2015.  In March 2015, Seaboard invested $10.0 million in an oilseed crushing business in the Republic of Turkey for a 25% non-controlling interest.  This investment will be accounted for using the equity method.

Subsequent to April 4, 2015, Seaboard invested $10.0 million in a business operating a 300 megawatt electricity generating facility in the Dominican Republic, increasing Seaboard’s ownership interest to 29.9%.  See Note 1 to the Condensed Consolidated Financial statements for further discussion.

Also subsequent to April 4, 2015, Seaboard invested $8.0 million in a flour milling business in Botswana for a 49% non-controlling interest.  This investment will be accounted for using the equity method.

Financing Activities and Debt

As of April 4, 2015, Seaboard had a short-term $50.0 million committed line of credit, a long-term $200.0 million committed line of credit and uncommitted lines totaling $264.4 million.  As of April 4, 2015, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $123.3 million, with all such borrowings related to foreign subsidiaries.  Seaboard’s borrowing capacity under its committed and uncommitted lines was reduced by letters of credit totaling $1.5 million.

As of April 4, 2015, Seaboard had cash and short-term investments of $645.5 million, additional total net working capital of $758.3 million and a $200.0 million long-term committed line of credit maturing on February 20, 2018.  Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2015. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of April 4, 2015, $272.4 million of the $645.5 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales decreased to $1,452.3 million for the first quarter of 2015 compared to $1,479.6 million for the first quarter of 2014.  The decrease primarily reflected the deconsolidation of Daily’s for the Pork segment as discussed below and lower sales volume for the Power segment.  The decrease was partially offset by higher sales volumes for the Commodity Trading and Milling segment, and higher cargo volumes for the Marine segment.

Operating income decreased to $27.8 million in the first quarter of 2015 compared to $65.2 million in the first quarter of 2014.  The decrease primarily reflected lower prices for pork products sold.

Pork Segment

	Three Months Ended
	April 4,	March 29,
(Dollars in millions)	2015	2014
Net sales	$320.9	$382.1
Operating income	$16.4	$60.5
Income from affiliate	$2.7	$-

Net sales for the Pork segment decreased $61.2 million in the first quarter of 2015 compared to the first quarter of 2014.  The decrease was primarily the result of the deconsolidation of Daily’s, as discussed below.  Lower prices for pork products sold also contributed to the decrease but were partially offset by an increase in related sales volume.

Operating income for the Pork segment decreased $44.1 million in the first quarter of 2015 compared to the first quarter of 2014.  The decrease was primarily the result of lower prices for pork products and to a lesser degree, the deconsolidation of Daily’s as discussed below.  Partially offsetting the decrease was lower feed costs for hogs internally grown and lower costs for third party hogs.

Management is unable to predict future market prices for pork products, the cost of feed or cost of third party hogs.  In addition, the Federal blender’s credit for biodiesel expired December 31, 2014.  However, management anticipates positive operating income for this segment for the remainder of 2015, although significantly lower than 2014.

Income from affiliate is from Seaboard’s 50% proportionate share of 2015 first quarter earnings from Daily’s accounted for using the equity method as discussed in Note 9 to the Condensed Consolidated Financial Statements.  Seaboard’s first proportionate share of earnings for Daily’s was recognized in the fourth quarter of 2014.

Commodity Trading and Milling Segment

	Three Months Ended
	April 4,	March 29,
(Dollars in millions)	2015	2014
Net sales	$820.6	$789.4
Operating income as reported	$4.5	$11.9
Less mark-to-market adjustments	(4.8)	2.3
Operating income excluding mark-to-market
adjustments	$(0.3)	$14.2
Loss from affiliates	$(9.2)	$-

Net sales for the Commodity Trading and Milling segment increased $31.2 million for the first quarter of 2015 compared to the first quarter of 2014.  The increase primarily reflected higher sales volume to third parties, principally for wheat and soybean meal, partially offset by lower sales prices for various commodities.

Operating income for this segment decreased $7.4 million for the first quarter of 2015 compared to the first quarter of 2014.  The decrease primarily reflected certain unfavorable market conditions which resulted in lower margins on commodity trades to third parties, especially wheat.  Partially offsetting the decrease were fluctuations of $7.1 million of marking to market derivative contracts as discussed below.  Excluding the effects of mark-to-market adjustments for derivatives contracts as discussed below, operating income decreased $14.5 million.

Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which Seaboard operates and the current volatility in the commodity markets, management is unable to predict future sales and operating results for this segment.  However, management anticipates positive operating income for this segment for the remainder of 2015, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $4.8 million and higher by $2.3 million for the first quarter of 2015 and 2014, respectively.  While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes.  Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.  As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2015.  Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Loss from affiliates for the first quarter of 2015 increased by $9.2 million compared to the first quarter of 2014.  The increase primarily reflected losses from an affiliate in Brazil, including Seaboard’s $5.8 million proportionate share of loss related to allowances for deferred income tax assets as a result of continuing losses.  Based on the uncertainty of local political and economic environments in the countries in which Seaboard’s affiliates operate, management cannot predict future results.  However, management anticipates continuing losses from its affiliate in Brazil for the remainder of 2015.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion of this affiliate.

Marine Segment

	Three Months Ended
	April 4,	March 29,
(Dollars in millions)	2015	2014
Net sales	$236.7	$200.5
Operating income (loss)	$6.8	$(7.4)
Income from affiliates	$0.7	$-

Net sales for the Marine segment increased $36.2 million for the first quarter of 2015 compared to the first quarter of 2014.  The increase was primarily the result of higher cargo volumes, partially offset by lower cargo rates, in certain markets during 2015 compared to 2014.

Operating income increased $14.2 million for the first quarter of 2015 compared to the first quarter of 2014.  The increase was primarily the result of lower voyage costs, principally fuel costs, on a per unit shipped basis, partially offset by lower cargo rates.  Management cannot predict changes in future cargo volumes, cargo rates and fuel costs or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2015.  However, based on recent improved market conditions, management anticipates this segment will be profitable for the remainder of 2015.

Income from affiliates represents an investment in a cargo terminal business in Jamaica accounted for using the equity method as discussed in Note 9 to the Condensed Consolidated Financial Statements. Seaboard’s first proportionate share of earnings for this investment was recognized in the first quarter of 2015.

Sugar Segment

	Three Months Ended
	April 4,	March 29,
(Dollars in millions)	2015	2014
Net sales	$45.3	$50.4
Operating income	$4.0	$6.8
Income (loss) from affiliates	$0.4	$0.3

Net sales for the Sugar segment decreased $5.1 million for the first quarter of 2015 compared to the first quarter of 2014.  The decrease primarily reflected lower volumes of sugar sold partially offset by higher sale prices for sugar.  Sugar sales are denominated in Argentine pesos and the increase in sales prices for sugar in terms of U.S. dollars was somewhat negatively impacted by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar in 2015.  Management cannot predict sale prices for the remainder of 2015, but management anticipates that the Argentine peso may continue to weaken against the U.S. dollar.

Operating income decreased $2.8 million for the first quarter of 2015 compared to the first quarter of 2014.  The decrease primarily reflected lower income from sugar sales as a result of lower volumes of sugar sold, while increased sale prices of sugar were offset by higher production costs.  The decrease in operating income was also the result of higher selling, general and administrative expenses principally from increased personnel related costs.   Management anticipates positive operating income for this segment for the remainder of 2015, although lower than 2014.

Power Segment

	Three Months Ended
	April 4,	March 29,
(Dollars in millions)	2015	2014
Net sales	$25.1	$53.8
Operating income	$2.6	$(1.7)

Net sales for the Power segment decreased $28.7 million for the first quarter of 2015 compared to the first quarter of 2014.  The decrease primarily reflects lower volumes and, to a lesser extent, lower spot market rates.  Although management cannot predict future spot market rates, sales volumes for 2015 will be lower than the same periods in 2014 as a result of cancelling the short-term leasing of a power generating facility on September 3, 2014, as further discussed in Note 9 to the Condensed Consolidated Financial Statements.

Operating income increased $4.3 million for the first quarter of 2015 compared to the first quarter of 2014. The increase primarily reflected lower fuel costs per kilowatt hour generated in excess of lower spot market rates and lower other production costs.  Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs.  However, management anticipates positive operating income for this segment for the remainder of 2015, although lower than 2014.

Turkey Segment

	Three Months Ended
	April 4,	March 29,
(Dollars in millions)	2015	2014
Income from affiliate	$16.8	$6.4

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball.  The increase in income from affiliate for the first quarter of 2015 compared to the first quarter of 2014 was primarily the result of lower feed costs and higher prices of turkey products sold. Management is unable to predict future market prices for turkey products, the cost of feed or the impact to Butterball from the avian influenza currently being experienced by the turkey industry.  However, management anticipates positive income for this segment for the remainder of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $4.9 million for the first quarter of 2015 compared to the first quarter of 2014.  The increase was primarily the result of increased personnel related costs in most segments.  As a percent of revenues, SG&A was 4.5% for the first quarter of 2015 compared to 4.1% for the first quarter of 2014.

Interest Income

Interest income decreased $3.8 million for the first quarter of 2015 compared to the first quarter of 2014.  The decrease primarily reflected a decrease in interest received on outstanding customer receivable balances in the Power segment.

Other Investment Income, Net

The fluctuations in other investment income, net for the first quarter of 2015 compared to the same period in 2014 primarily reflect mark-to-market fluctuations from investments.

Foreign Currency Gains (Losses), Net

Foreign currency gains (losses), net fluctuated to a net gain of $1.4 million for the first quarter of 2015 compared to a net loss of $5.7 million in the first quarter of 2014.  The fluctuation primarily reflects changes related to multiple currencies with the more significant change related to the South African rand.  Seaboard operates in many foreign countries which are less developed than the U.S.  The political and economic conditions of these markets, along with fluctuations in the value of the U.S. dollar cause volatility in currency exchange rates which exposes Seaboard to fluctuating foreign currency gains and losses which cannot be predicted by Seaboard.  Although Seaboard does not utilize hedge accounting, the commodity trading business does utilize foreign currency exchange contracts to manage its risks and exposure to foreign currency fluctuations primarily related to the South African rand and the Euro Zone euro.  Management believes these gains and losses, including the mark-to-market effects, of these foreign currency contracts relate to the underlying commodity transactions and classifies such gains and losses in cost of sales.

Miscellaneous, Net

The fluctuations in miscellaneous, net for the first quarter of 2015 compared to the same period in 2014 primarily reflect mark-to-market fluctuations on interest rate exchange agreements.

Income Tax Expense

The effective tax rate for the first quarter of 2015 was lower than that for the first quarter of 2014 primarily as the mix of projected domestic and foreign earnings for 2015 fluctuated from prior year and due to the effect of certain permanent items, primarily tax credits and the domestic manufacturing deduction.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations.  Seaboard utilizes derivative instruments to mitigate some of these risks including both purchases and sales of futures and options to hedge inventories, forward purchases and sale contracts.  Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates.  Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements.  The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2014.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a–15(e) as of April 4, 2015.  Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls –There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a–15 that occurred during the fiscal quarter ended April 4, 2015 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Seaboard presently may repurchase up to $50.8 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program.  See Note 8 to the condensed consolidated financial statements for further discussion.  There were no purchases made pursuant to Seaboard’s share repurchase program during the first quarter of 2015 covered by this report.

Item 6.  Exhibits

10.1      First Amendment to the Seaboard Corporation Retiree Medical Benefit Plan effective as of March 25, 2015 and dated March 31, 2015.

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

101       The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

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
Robert L. Steer, Executive Vice President,
Chief Financial Officer
(principal financial officer)

Date: May 8, 2015

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: May 8, 2015