Form 10-Q
period 2015-07-04
SEABOARD CORP /DE/
filed 2015-08-11
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

{ X }                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

OR

{    }                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 1-3390

Seaboard Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2260388
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9000 West 67th Street, Shawnee Mission, Kansas	66202
(Address of principal executive offices)	(Zip Code)

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on July 28, 2015.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

		Three Months Ended				Six Months Ended
		July 4,		June 28,		July 4,		June 28,
		2015		2014		2015		2014
Net sales:
Products (includes sales to affiliates of $212,464, $179,031, $424,170 and $375,017)		$1,148,164		$1,417,116		$2,325,091		$2,630,871
Service revenues		251,846		224,127		500,955		436,160
Other		27,876		53,348		54,198		107,196
Total net sales		1,427,886		1,694,591		2,880,244		3,174,227
Cost of sales and operating expenses:
Products		1,081,425		1,249,249		2,200,088		2,354,832
Services		224,298		202,482		443,316		396,989
Other		22,634		45,433		44,147		99,391
Total cost of sales and operating expenses		1,328,357		1,497,164		2,687,551		2,851,212
Gross income		99,529		197,427		192,693		323,015
Selling, general and administrative expenses		67,867		63,088		133,192		123,473
Operating income		31,662		134,339		59,501		199,542
Other income (expense):
Interest expense		(3,760)		(3,856)		(8,290)		(8,676)
Interest income		2,596		1,724		5,925		8,804
Interest income from affiliates		7,179		6,880		14,239		13,236
Income from affiliates		12,257		8,120		23,036		15,401
Other investment income (loss), net		(2,736)		2,787		3,812		3,360
Foreign currency gains (losses), net		363		(2,994)		1,775		(8,687)
Miscellaneous, net		3,517		(2,393)		(910)		(2,253)
Total other income, net		19,416		10,268		39,587		21,185
Earnings before income taxes		51,078		144,607		99,088		220,727
Income tax expense		(18,968)		(49,851)		(33,850)		(76,885)
Net earnings		$32,110		$94,756		$65,238		$143,842
Less: Net income attributable to noncontrolling interests		(459)		(762)		(685)		(1,045)
Net earnings attributable to Seaboard		$31,651		$93,994		$64,553		$142,797

Earnings per common share	$ 27.04		$ 79.28		$ 55.15		$ 120.34

Other comprehensive income (loss), net of income tax benefit of $682, $725, $824 and $10,388:
Foreign currency translation adjustment		(8,836)		(2,790)		(14,794)		(29,565)
Unrealized gain (loss) on investments		(3)		498		674		1,024
Unrealized gain (loss) on cash flow hedges		-		(275)		-		86
Unrecognized pension cost		945		320		2,227		640
Other comprehensive loss, net of tax		$(7,894)		$(2,247)		$(11,893)		$(27,815)
Comprehensive income		24,216		92,509		53,345		116,027
Less: Comprehensive income attributable to noncontrolling interests		(451)		(765)		(754)		(1,044)
Comprehensive income attributable to Seaboard		$23,765		$91,744		$52,591		$114,983

Average number of shares outstanding		1,170,550		1,185,633		1,170,550		1,186,640

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars except share and per share amounts)

(Unaudited)

	July 4,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$80,093	$36,459
Short-term investments	626,537	490,566
Receivables, net of allowance	488,986	633,965
Inventories	664,970	736,302
Deferred income taxes	46,435	45,647
Other current assets	124,684	110,053
Total current assets	2,031,705	2,052,992
Net property, plant and equipment	839,661	846,757
Investments in and advances to affiliates	605,014	543,411
Notes receivable from affiliates	191,778	197,270
Other assets	70,188	51,328
Total assets	$3,738,346	$3,691,758

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$103,252	$75,524
Accounts payable	163,977	214,218
Deferred revenue	66,713	51,158
Other current liabilities	306,368	293,932
Total current liabilities	640,310	634,832
Deferred income taxes	76,029	95,538
Other liabilities and deferred credits	234,108	226,677
Total non-current liabilities	310,137	322,215
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value,
Authorized 1,250,000 shares;
issued and outstanding 1,170,550 shares	1,171	1,171
Accumulated other comprehensive loss	(264,530)	(252,637)
Retained earnings	3,046,355	2,981,802
Total Seaboard stockholders’ equity	2,782,996	2,730,336
Noncontrolling interests	4,903	4,375
Total equity	2,787,899	2,734,711
Total liabilities and stockholders’ equity	$3,738,346	$3,691,758

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2015	2014
Cash flows from operating activities:
Net earnings	$65,238	$143,842
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	46,126	46,057
Gain from sale of fixed assets	(499)	(1,887)
Deferred income taxes	(19,538)	13,362
Pay-in-kind interest and accretion on notes receivable from affiliates	(8,765)	(7,535)
Income from affiliates	(23,036)	(15,401)
Dividends received from affiliates	18,326	1,823
Other investment income, net	(3,812)	(3,360)
Other, net	1,672	626
Changes in assets and liabilities:
Receivables, net of allowance	145,444	69,297
Inventories	63,569	(51,365)
Other current assets	(14,193)	6,042
Current liabilities, exclusive of debt	(18,973)	(5,728)
Other, net	12,385	7,140
Net cash from operating activities	263,944	202,913
Cash flows from investing activities:
Purchase of short-term investments	(313,417)	(567,264)
Proceeds from the sale of short-term investments	165,751	530,709
Proceeds from the maturity of short-term investments	15,877	3,338
Capital expenditures	(68,005)	(68,213)
Proceeds from the sale of fixed assets	24,079	2,252
Investments in and advances to affiliates, net	(49,831)	(1,786)
Principal payments received on long-term notes receivable from affiliates	74	-
Purchase of long-term investments	(22,258)	(2,333)
Other, net	(2,897)	(70)
Net cash from investing activities	(250,627)	(103,367)
Cash flows from financing activities:
Notes payable to banks, net	30,757	(23,943)
Principal payments of long-term debt	-	(5,903)
Repurchase of common stock	-	(53,781)
Other, net	(226)	(18)
Net cash from financing activities	30,531	(83,645)
Effect of exchange rate change on cash	(214)	2,698
Net change in cash and cash equivalents	43,634	18,599
Cash and cash equivalents at beginning of year	36,459	55,055
Cash and cash equivalents at end of period	$80,093	$73,654

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Accounting Policies and Basis of Presentation

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

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year. As Seaboard conducts its commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, gross margin on non-consolidated affiliates cannot be clearly distinguished without making numerous assumptions primarily with respect to mark-to-market accounting for commodity derivatives.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for doubtful accounts, valuation of inventories, impairment of long-lived assets, potential write-down related to investments in and advances to affiliates and notes receivable from affiliates, income taxes and accrued pension liability. Actual results could differ from those estimates.

Supplemental Non-Cash Transactions

Seaboard has notes receivable from affiliates which accrue pay-in-kind interest income, primarily from one affiliate as discussed in Note 9. Seaboard recognized $4,405,000 and $8,765,000 of non-cash, pay-in-kind interest income and accretion of discount for the three and six months ended July 4, 2015, respectively, and $3,907,000 and $7,535,000 for the three and six months ended June 28, 2014, respectively, related to these notes receivable.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to develop a single, comprehensive revenue recognition model for all contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Seaboard is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.  Seaboard will be required to adopt this guidance on January 1, 2018 and it is currently anticipated that Seaboard will apply this guidance using the cumulative effect transition method.

In July 2015, the FASB issued guidance to simplify the subsequent measurement of inventory; excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. Seaboard is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net earnings.

Change in Accounting Method

During the second quarter of 2015, Seaboard invested an additional $10,000,000 in a business operating a 300 megawatt electricity generating facility in the Dominican Republic. This investment increased Seaboard’s ownership interest to 29.9% from less than 20%.  Seaboard’s previous investment of $5,910,000 was accounted for using the cost method and as a result of this additional investment, Seaboard changed its accounting method to the equity method. This change in accounting requires Seaboard to present its prior period financial results to reflect the equity method of accounting from the date of the initial investment which resulted in a $12,691,000 adjustment to retained earnings and a corresponding increase to its investment as of January 1, 2014. The results for the three and six months ended July 4, 2015 and

June 28, 2014, which represents Seaboard’s portion of the income (losses) incurred by the investee were not material. There is no tax impact to Seaboard on these amounts. See Note 9 for more information.

Note 2 — Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities. All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs. Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss. Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income (loss), net. At July 4, 2015, money market funds included $969,000 denominated in British pounds and $560,000 denominated in Canadian dollars.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at July 4, 2015 and December 31, 2014.

	2015		2014
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value
Money market funds	$266,106	$266,106	$142,432	$142,432
Corporate bonds	12,540	12,538	11,000	11,015
U.S. Government agency securities	9,437	9,480	9,684	9,666
Other available-for-sale investments	3,685	3,706	3,933	3,983
Total available-for-sale short-term investments	291,768	291,830	167,049	167,096
High yield trading debt securities	162,196	159,798	187,491	181,483
Equity mutual fund	86,309	84,557	83,809	82,542
Domestic equity ETF	59,155	61,914	31,307	32,651
Money market funds held in trading accounts	23,618	23,618	21,401	21,401
Other trading investments	5,719	4,820	6,173	5,393
Total trading short-term investments	336,997	334,707	330,181	323,470
Total short-term investments	$628,765	$626,537	$497,230	$490,566

The following table summarizes the estimated fair value of fixed rate securities designated as available-for-sale classified by the contractual maturity date of the security as of July 4, 2015.

(Thousands of dollars)	2015
Due within one year	$980
Due after one year through three years	9,841
Due after three years	12,542
Total fixed rate securities	$23,363

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the Condensed Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 — Inventories

The following is a summary of inventories at July 4, 2015 and December 31, 2014:

	July 4,	December 31,
(Thousands of dollars)	2015	2014
At lower of LIFO cost or market:
Live hogs and materials	$212,405	$208,641
Fresh pork and materials	27,140	28,573
	239,545	237,214
LIFO adjustment	(30,992)	(36,560)
Total inventories at lower of LIFO cost or market	208,553	200,654
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	266,388	320,066
Sugar produced and in process	51,069	48,863
Other	59,785	57,344
Total inventories at lower of FIFO cost or market	377,242	426,273
Grain, flour and feed at lower of weighted average cost or market	79,175	109,375
Total inventories	$664,970	$736,302

Note 4 — Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. Seaboard’s U.S. federal income tax years’ are closed through 2010. There have not been any material changes in unrecognized income tax benefits since December 31, 2014. Interest related to unrecognized tax benefits and penalties was not material for the six months ended July 4, 2015.

Note 5 — Derivatives and Fair Value of Financial Instruments

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of July 4, 2015 and also the level within the fair value hierarchy used to measure each category of assets and liabilities. Seaboard uses the end of the reporting period to determine if there were any transfers between levels. There were no transfers between levels that occurred in the first six months of 2015. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	July 4,
(Thousands of dollars)	2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$266,106	$266,106	$-	$-
Corporate bonds	12,538	-	12,538	-
U.S. Government agency securities	9,480	-	9,480	-
Other available-for-sale investments	3,706	-	3,706	-
Trading securities - short-term investments:
High yield trading debt securities	159,798	-	159,798	-
Equity mutual fund	84,557	84,557	-	-
Domestic equity ETF	61,914	61,914	-	-
Money market funds held in trading accounts	23,618	23,618	-	-
Other trading investments	4,820	2,453	2,367	-
Trading securities - other current assets:
Domestic equity securities	36,294	36,294	-	-
Foreign equity securities	7,010	7,010	-	-
Fixed income mutual funds	3,587	3,587	-	-
Other	2,919	2,520	399	-
Derivatives:
Commodities(1)	20,737	20,737	-	-
Interest rate swaps	1,368	-	1,368	-
Foreign currencies	2,285	-	2,285	-
Total Assets	$700,737	$508,796	$191,941	$-
Liabilities:
Derivatives:
Commodities(1)	$11,530	$11,530	$-	$-
Interest rate swaps	5,348	-	5,348	-
Foreign currencies	1,606	-	1,606	-
Total Liabilities	$18,484	$11,530	$6,954	$-

(1) Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts. As of July 4, 2015, the commodity derivatives had a margin account balance of $10,168,000 resulting in a net other current asset in the Condensed Consolidated Balance Sheet of $19,852,000 and a net other current liability of $477,000.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and also the level within the fair value hierarchy used to measure each category of assets.

	Balance
	December 31,
(Thousands of dollars)	2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities - short-term investments:
Money market funds	$142,432	$142,432	$-	$-
Corporate bonds	11,015	-	11,015	-
U.S. Government agency securities	9,666	-	9,666	-
Other available-for-sale investments	3,983	-	3,983	-
Trading securities - short term investments:
High yield trading debt securities	181,483	-	181,483	-
Equity mutual fund	82,542	82,542	-	-
Domestic equity ETF	32,651	32,651	-	-
Money market funds held in trading accounts	21,401	21,401	-	-
Other trading investments	5,393	2,614	2,779	-
Trading securities - other current assets:
Domestic equity securities	33,857	33,857	-	-
Foreign equity securities	6,532	6,532	-	-
Fixed income mutual funds	4,570	4,570	-	-
Other	2,676	2,405	271	-
Derivatives:
Commodities(1)	6,136	6,136	-	-
Foreign currencies	1,675	-	1,675	-
Total Assets	$546,012	$335,140	$210,872	$-
Liabilities:
Derivatives:
Commodities(1)	$1,779	$1,779	$-	$-
Interest rate swaps	7,715	-	7,715	-
Foreign currencies	407	-	407	-
Total Liabilities	$9,901	$1,779	$8,122	$-

(1) Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2014, the commodity derivatives had a margin account balance of $4,314,000 resulting in a net other current asset in the Condensed Consolidated Balance Sheet of $9,267,000 and a net other current liability of $596,000.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. The amortized cost and estimated fair values of investments at July 4, 2015 and December 31, 2014 are presented in Note 2.

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Since the derivatives discussed below are not accounted for as hedges, fluctuations in the related commodity prices, currency exchange rates and interest rates could have a material impact on earnings in any given period. Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2014.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At July 4, 2015, Seaboard had open net derivative contracts to purchase 32,400,000 pounds of hogs, 17,087,000 bushels of grain, 3,240,000 pounds of soybean oil, 312,000 tons of soybean meal and 220,000 pounds of dry whey powder and open net derivative contracts to sell 1,722,000 pounds of sugar. At December 31, 2014, Seaboard had open net derivative contracts to purchase 19,800,000 pounds of hogs, 19,620,000 pounds of soybean oil, 15,551,000 pounds of sugar, 10,697,000 bushels of grain, 88,000 pounds of dry whey powder and 85,000 tons of soybean meal and open net derivative contracts to sell 4,326,000 gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the Condensed Consolidated Statements of Comprehensive Income. Foreign exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the Condensed Consolidated Statements of Comprehensive Income.

At July 4, 2015 and December 31, 2014, Seaboard had trading foreign currency exchange agreements to cover its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $45,737,000 and $143,961,000, respectively, primarily related to the South African rand.

Interest Rate Exchange Agreements

During 2014, Seaboard initially put into place four, approximately eight-year interest rate exchange agreements with mandatory early termination dates in the second half of 2014 and early 2015 for one of the agreements.  During 2014 and 2015, these interest rate exchange agreements were terminated and replaced, each with a mandatory early termination date, which coincides with the revised anticipated delivery dates in 2015 of dry bulk vessels to be leased, and have similar terms as the original agreements terminated. In June 2015, one agreement was terminated and not renewed with the delivery of a bulk vessel now leased. Payments made by Seaboard to unwind these agreements were not material. These exchange agreements involve the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying notional amounts to mitigate the potential effects of fluctuations in interest rates on the anticipated four dry bulk vessel leases in 2015. Seaboard pays a fixed rate and receives a variable rate of interest on these three notional amounts outstanding of $22,000,000 each. In 2010, Seaboard entered into three ten-year interest rate exchange agreements, which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts, to mitigate the effects of fluctuations in interest rates on variable rate debt. Seaboard pays a fixed rate and receives a variable rate of interest on these three notional amounts of $25,000,000 each. All of Seaboard’s outstanding interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At July 4, 2015 and December 31, 2014, Seaboard had six and seven interest rate exchange agreements outstanding, respectively, with a total notional value of $141,000,000 and $163,000,000, respectively.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts. As of July 4, 2015, Seaboard has a maximum amount of loss due to credit risk in the amount of $2,285,000 with five counterparties related to foreign currency exchange agreements and $1,368,000 with one counterparty related to the interest rate swaps. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2015 and June 28, 2014.

(Thousands of dollars)
		Three Months Ended		Six Months Ended
		July 4,	June 28,	July 4,	June 28,
		2015	2014	2015	2014
Commodities	Cost of sales	$3,886	$9,962	$(2,062)	$3,378
Foreign currencies	Cost of sales	1,915	2,328	1,421	2,813
Foreign currencies	Foreign currency	69	(1,185)	1,602	(420)
Interest rate	Miscellaneous, net	3,568	(3,293)	(1,123)	(3,895)

The following table provides the fair value of each type of derivative held as of July 4, 2015 and December 31, 2014 and where each derivative is included in the Condensed Consolidated Balance Sheets.

(Thousands of dollars)		Asset Derivatives			Liability Derivatives
		July 4,	December 31,		July 4,	December 31,
		2015	2014		2015	2014
Commodities(1)	Other current assets	$20,737	$ 6,136	Other current liabilities	$ 11,530	$ 1,779
Foreign currencies	Other current assets	2,285	1,675	Other current liabilities	1,606	407
Interest rate	Other current assets	1,368	-	Other current liabilities	5,348	7,715

(1)   Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts. As of July 4, 2015 and December 31, 2014, the commodity derivatives had a margin account balance of $10,168,000 and $4,314,000, respectively, resulting in a net other current asset in the Condensed Consolidated Balance Sheets of $19,852,000 and $9,267,000, respectively and a net other current liability of $477,000 and $596,000, respectively.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Six Months Ended
(Thousands of dollars)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Components of net periodic benefit cost:
Service cost	$2,495	$2,004	$4,942	$3,860
Interest cost	2,587	2,418	5,137	4,821
Expected return on plan assets	(2,173)	(2,179)	(4,288)	(4,364)
Amortization and other	1,377	581	2,126	1,051
Net periodic benefit cost	$4,286	$2,824	$7,917	$5,368

Note 7 – Commitments and Contingencies

Contingencies

On April 29, 2015, Seaboard received from the Department of Justice, Asset Forfeiture and Money Laundering Section (“AFMLS”), a Grand Jury subpoena issued by the United States District Court for the District of Columbia (the “DC District Court”) requesting records related to 37 specified foreign companies and five individuals.  Seaboard has previously produced documents responsive to Grand Jury subpoenas dated September 18, 2014 and October 17, 2014.  The subpoena issued September 18, 2014 requested records related to nine entities and one individual, and the subpoena issued October 17, 2014 requested records with respect to eight additional entities and one additional individual. Two additional subpoenas, each dated July 2, 2015 were received by Seaboard requesting records related to a certain customer. The companies and individuals as to which the requested records relate to are not affiliated with Seaboard. The AFMLS attorney conducting the investigation has advised Seaboard that it is not a target of the investigation. Seaboard has retained outside counsel and is cooperating with the government’s investigation.  It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome or to estimate the amount of potential loss, if any, resulting from the government’s inquiry.

On September 19, 2012, the United States Immigration and Customs Enforcement (“ICE”) executed three search warrants authorizing the seizure of certain records from Seaboard’s offices in Merriam, Kansas and at the Seaboard Foods LLC (“Seaboard Foods”) employment office and the human resources department in Guymon, Oklahoma. The warrants generally called for the seizure of employment-related files, certain e-mails and other electronic records relating to Medicaid and Medicaid recipients, certain health care providers in the Guymon area, and Seaboard’s health plan and certain personnel issues. The United States Attorney’s Office for the Western District of Oklahoma (“USAO”), which has been leading the investigation, previously advised Seaboard that it intended to close its investigation and that no charges would be brought against Seaboard. However, discussions with the USAO continue regarding the status of the investigation and the possibility of proceedings by the USAO, ICE and/or the Oklahoma Attorney General’s office remains. No proceedings have been filed or brought as of the date of this report. It is not possible at this time to determine whether any agencies will continue to pursue an investigation or whether Seaboard will incur any material fines, penalties or liabilities in connection with this matter.

Seaboard’s subsidiary Seaboard Foods, has a dispute with the United Food & Commercial Workers International Union-industry Pension Fund (“Pension Fund”) regarding pension contributions being made by Seaboard Foods to a multi-employer pension plan for the benefit of union employees at Seaboard Foods’ Guymon pork processing plant (the “Pension Plan”). Under a Collective Bargaining Agreement (“CBA”) with United Food & Commercial Workers Union Local Two (“UCFW”), Seaboard Foods is making contributions to the Pension Plan based on hours worked to fund a pension benefit. Effective July 21, 2014, Seaboard Foods and UFCW negotiated a renewal of the CBA, which reduced a portion of the pension contributions being made to the Pension Plan and implemented a new 401(k) Plan pursuant to which Seaboard Foods also makes contributions on behalf of the employees. The changes to the pension contributions and the 401(k) Plan became effective January 1, 2015, pursuant to renewal of the CBA. The contributions being made by Seaboard Foods to the 401(k) Plan exceed the reduction in contributions being made to the Pension Plan.

The dispute involves the Pension Fund’s acceptance of the changes to the contributions to the Pension Plan. Seaboard Foods had previously contacted the Pension Fund advising it of Seaboard Foods’ intent to bargain with the UCFW to make changes to the contributions and also advising the Pension Fund of the negotiated changes before they went into effect. Seaboard Foods believes it received approval of the changes from the Pension Fund. In fact, prior to the changes becoming effective, the Pension Fund sent letters to the employees and to Seaboard Foods giving notice of a reduction in benefit accruals attributable to the changes made to the contributions as negotiated in the CBA. However, on June 17, 2015, Seaboard Foods received a letter from the Pension Fund demanding that Seaboard Foods reinstate, effective January 1, 2015, the contributions being made under the prior CBA or the Pension Fund will consider Seaboard Foods as having fully withdrawn from the Pension Fund effective December 31, 2014. This position by the Pension Fund directly contradicts the Pension Fund’s previous representations and Seaboard Foods believes the Pension Fund cannot legally take this action. If the Pension Fund is successful in effecting the full withdrawal by Seaboard Foods from the Pension Plan, Seaboard Foods would incur a withdrawal liability. The exact amount of this withdrawal liability is dependent of a number of factors and is approximately $11,000,000, paid in quarterly installments over a period not to exceed 20 years. If Seaboard Foods were to reinstate the pension contributions to the levels existing under the prior CBA, and as now demanded by the Pension Fund trustees, it would have to re-open negotiations of the CBA. No amounts have been accrued for the potential withdrawal liability as of July 4, 2015 as Seaboard does not believe such liability is probable as of the date of this filing.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. In the opinion of management, the ultimate resolutions of these items are not expected to have a material adverse effect on the Condensed Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of July 4, 2015, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of July 4, 2015, Seaboard’s borrowing capacity under its uncommitted lines was reduced by letters of credit totaling $1,531,000. There were no letters of credit to reduce the committed lines. The notes payable to banks under the committed and uncommitted credit lines are unsecured. These lines of credit do not require compensating balances.

On May 13, 2015 Seaboard, through a wholly-owned subsidiary, agreed to contribute up to $207,400,000 to jointly develop and operate a pork processing facility in Sioux City, Iowa. Approximately $25,700,000 will be contributed in 2015 with the remaining amounts through 2019. As part of the operations, Seaboard agreed to provide hogs to be processed at the facility. Seaboard is currently evaluating its options to provide additional hogs to the facility.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place which was initially approved by its Board of Directors in November 2009, and is in effect through October 31, 2015. As of July 4, 2015, $50,846,000 remained available for repurchases under the share repurchase program.  For the six months ended July 4, 2015, Seaboard did not repurchase any shares of common stock. In May 2014, Seaboard commenced a tender offer to repurchase shares. On June 19, 2014 Seaboard completed the tender offer, pursuant to which it repurchased 16,738 shares of common stock at a price per share of $2,950, for a total cost of $49,377,000. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. The stock repurchases are being funded by cash on hand, and shares repurchased are being retired and resume the status of authorized and unissued shares. All stock repurchases are being made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors. The Board’s stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

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

The changes in the components of other comprehensive loss (“OCL”), net of related taxes, are as follows:

	Three Months Ended				Six Months Ended
	July 4,		June 28,		July 4,		June 28,
(Thousands of dollars)	2015		2014		2015		2014
Foreign currency translation adjustment	$(8,836)		$(2,790)		$(14,794)		$(29,565)

Investments:
Unrealized gain	11		553		747		568
Amounts reclassified from OCL to net earnings	(14)	(1)	(55)	(1)	(73)	(1)	456	(1)
Unrealized gain (loss) on investments	(3)		498		674		1,024

Unrealized gain (loss) on cash flow hedges	-		(275)		-		86

Pension cost:
Unrealized gain (loss)	(16)		-		283		-
Amounts reclassified from OCL to net earnings	961	(2)	320	(2)	1,944	(2)	640	(2)
Unrecognized pension cost	945		320		2,227		640
Other comprehensive loss, net of tax	$(7,894)		$(2,247)		$(11,893)		$(27,815)

(1)  This represents realized losses (gains) on the sale of available-for-sale securities and was recorded in other investment income (loss), net.

(2)  This primarily represents the amortization of actuarial losses that were included in net periodic pension cost and was recorded in operating income.  See Note 6 for further discussion.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	July 4,	December 31,
(Thousands of dollars)	2015	2014
Cumulative foreign currency translation adjustment	$ (208,831)	$ (194,037)
Unrealized gain on investments	2,008	1,334
Unrecognized pension cost	(57,707)	(59,934)
Total accumulated other comprehensive loss	$ (264,530)	$ (252,637)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At July 4, 2015, the Sugar segment had $115,447,000 in net assets denominated in Argentine pesos and $22,000 in net liabilities denominated in U.S. dollars. Management anticipates that the Argentine peso could continue to weaken against the U.S. dollar and thus it is anticipated that Seaboard could incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2015.

At July 4, 2015 and June 28, 2014, income taxes for cumulative foreign currency translation adjustments were recorded using a 35% effective tax rate except for $66,988,000 and $50,353,000, respectively, related to certain subsidiaries for which no tax benefit was recorded. At July 4, 2015 and June 28, 2014, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective rate except for unrecognized pension cost of $19,471,000 and $8,498,000, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 9 - Segment Information

As of September 27, 2014, Seaboard’s Pork segment sold a 50% interest in Daily’s Premium Meats, LLC (“Daily’s”) to Triumph Foods LLC (“Triumph”). Daily’s produces and markets raw and pre-cooked bacon, ham and sausage and has two further processing plants located in Salt Lake City, Utah and Missoula, Montana. The Pork segment currently has a business relationship with Triumph under which Seaboard markets substantially all of the pork products produced at Triumph’s plant in St. Joseph, Missouri.  Through September 27, 2014, Seaboard consolidated the operating results of Daily’s as part of its Pork segment operations. As a result of this transaction, Seaboard deconsolidated Daily’s from its Condensed Consolidated Balance Sheet as of September 27, 2014. Seaboard’s remaining 50% investment in Daily’s is accounted for in the Pork segment by using the equity method of accounting. Both Seaboard and Triumph supply raw product to Daily’s.

The Commodity Trading and Milling segment has a 50% noncontrolling interest in a bakery located in the Democratic Republic of Congo (“DRC”), which began operations in the fourth quarter of 2012. The bakery has been incurring operating losses since it began operations as it continues to resolve equipment problems and attempts to gain market share. As a result of the continuing equipment problems, other production challenges and unfavorable local market conditions causing challenges in gaining market share, Seaboard’s management determined achieving improved operating results would take significantly longer than anticipated. As a result, Seaboard’s management determined there was a decline in value considered other-than-temporary as of December 31, 2014 and thus Seaboard recorded a write-down in the fourth quarter of 2014, which represented the remaining equity investment in this business and suspended the use of the equity method as of December 31, 2014. As part of its investment in this bakery, Seaboard has an interest bearing long-term note receivable from this bakery, the terms of which require periodic principal payments, with the first payment due in June 2015 and a final maturity date of December 2020. No payment was received in June and Seaboard agreed to review future payment terms. Repayment of this note is primarily dependent upon this business improving existing operations to generate adequate future cash flows to make future payments. Seaboard discontinued recognizing interest income on the note receivable during the fourth quarter of 2014. As of July 4, 2015, the recorded balance of this note receivable from affiliate and previous accrued interest was $34,556,000, all classified as long-term given uncertainty of the timing of payments in the future. If the future cash flows of this bakery do not improve, there is a possibility that some of the recorded value of the note receivable from affiliate could be deemed uncollectible in the future, which may result in a material charge to earnings. Including this business, as of July 4, 2015 Seaboard had a total of $57,708,000 of investments in, advances to and notes receivable from all of its affiliates in the DRC, which represents the single largest foreign country risk exposure for Seaboard’s equity method investments. One of the other affiliates in the DRC, to which Seaboard sells wheat, is the only supplier of flour to this bakery.

In September 2013, Seaboard invested $17,000,000 in a flour production business in Brazil for a 50% noncontrolling equity interest and provided a $13,000,000 long-term loan to this business. Half of the interest on this long-term note receivable from affiliate is payable currently in cash and the other half accrues as pay-in-kind interest. This note receivable matures in September 2020 but can be repaid with Seaboard having the option to convert the note receivable to equity and the other equity holders having the option to match such conversion with a purchase of new shares to avoid dilution. In addition, at the time of Seaboard’s initial investment in this business, plans included potential future equal additional investments by the owners to improve existing operations and expand operations to improve long-term operating results. Seaboard’s share of additional investments and advances totaled $5,554,000 and $3,886,000 during the six months ended July 4, 2015 and the year ended December 31, 2014, respectively. This business, which has received additional third party loans during 2015, incurred significant operating losses in 2014 and for the first six months of 2015. During the three and six months ended July 4, 2015, Seaboard recorded losses from affiliate of $10,247,000 and $21,913,000, respectively, related to this investment, which included $5,846,000 in the six month period for its proportionate share of a deferred income tax asset allowance related to 2014 and 2013. These recorded losses from affiliate were first used to reduce Seaboard’s investment in the business to zero and then, the remaining equity losses of $7,194,000 were used to write-down its advances and long-term note receivable from affiliate during the second quarter of 2015. Discussions are ongoing between the owners to determine the extent and timing of future additional investments by one or both parties or additional third party loans to fund expansion in an attempt to improve operating results. However, during the second quarter, Seaboard became concerned with disagreements with the other business partner as to the necessary support of the business, including the other equity partner’s ability and willingness to fund additional capital contributions. Based on current discussions with our business partner and the management of the business, the extent of the losses and revised financial outlook of the business, the halting of the construction plans for a new plant and the amount of existing third party debt of $27,300,000, Seaboard reserved the remaining portion of the advance and long-term loans of $9,345,000 during the second quarter of 2015 and thus reduced these advances and long-term loans to zero as of July 4, 2015. This charge was recorded as a reduction to income from affiliates in the Condensed Consolidated Statements of Comprehensive Income. As of December 31, 2014, the recorded balance of this note receivable from affiliate was $13,849,000 and Seaboard’s equity investment and advances in this business was $11,669,000. Seaboard also had a gross receivable due from affiliate related to this business resulting from sales of grain and supplies of $16,480,000 and $13,969,000 as of July 4, 2015 and December 31, 2014, respectively, which Seaboard reserved $3,000,000 in the second quarter of 2015 based on an analysis of collectability and working capital. It is possible that additional reserves will be necessary during the remainder of 2015.

In September 2014, Seaboard invested $17,333,000 in a cargo terminal business in Jamaica for a 21% noncontrolling interest. This investment is accounted for in the Marine segment using the equity method reported on a three-month lag basis and thus Seaboard’s first proportionate share of earnings was recognized in the first six months of 2015.

The Power segment had been operating a floating power generating facility (72 megawatts) in the Dominican Republic under a short-term lease agreement, but on April 1, 2014, Seaboard provided notice to cancel the lease and ceased operation of the leased facility on September 3, 2014. During the second quarter of 2015, Seaboard invested an additional $10,000,000 in a business operating a 300 megawatt electricity generating facility in the Dominican Republic and changed its method of accounting from a cost method investment at Corporate to an equity method investment in the Power segment. As a result, Seaboard reclassified the $5,910,000 initial investment from Corporate to the Power segment along with $12,691,000 of Seaboard’s interest in this business’ reported net income since the date of its initial investment, which is reflected as an adjustment to retained earnings as of January 1, 2014.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). Butterball had total net sales for the three and six months ended July 4, 2015 of $390,739,000 and $788,437,000, respectively, compared to total net sales for the three and six months ended June 28, 2014 of $375,668,000 and $731,431,000, respectively. Butterball had operating income for the three and six months ended July 4, 2015 of $51,362,000 and $93,959,000, respectively, compared to operating income for the three and six months ended June 28, 2014 of $28,682,000 and $49,430,000, respectively. As of July 4, 2015 and December 31, 2014, Butterball had total assets of $1,040,435,000 and $1,021,182,000, respectively.

In conjunction with Seaboard’s initial investment in Butterball in December 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $149,691,000 as of July 4, 2015. Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity in December 2017.

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

Sales to External Customers:
	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Thousands of dollars)	2015	2014	2015	2014

Pork	$331,259	$466,735	$652,147	$848,825
Commodity Trading and Milling	778,688	914,114	1,599,276	1,703,504
Marine	241,679	210,960	478,339	411,424
Sugar	45,107	46,986	90,366	97,342
Power	27,510	53,033	52,641	106,881
All Other	3,643	2,763	7,475	6,251
Segment/Consolidated Totals	$1,427,886	$1,694,591	$2,880,244	$3,174,227

Operating Income (Loss):
	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Thousands of dollars)	2015	2014	2015	2014

Pork	$18,537	$110,213	$34,933	$170,690
Commodity Trading and Milling	7,380	18,263	11,862	30,193
Marine	5,451	(3,057)	12,230	(10,449)
Sugar	993	9,654	4,992	16,415
Power	4,342	6,129	6,976	4,445
All Other	235	(8)	343	329
Segment Totals	36,938	141,194	71,336	211,623
Corporate Items	(5,276)	(6,855)	(11,835)	(12,081)
Consolidated Totals	$31,662	$134,339	$59,501	$199,542

Income (Loss) from Affiliates:
	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Thousands of dollars)	2015	2014	2015	2014

Pork	$3,836	$-	$6,489	$-
Commodity Trading and Milling	(15,947)	(2,170)	(25,196)	(2,205)
Marine	413	-	1,066	-
Sugar	111	443	527	748
Power	573	317	125	954
Turkey	23,271	9,530	40,025	15,904
Segment/Consolidated Totals	$12,257	$8,120	$23,036	$15,401

Total Assets:
	July 4,	December 31,
(Thousands of dollars)	2015	2014

Pork	$812,570	$821,172
Commodity Trading and Milling	976,396	1,103,461
Marine	301,484	283,276
Sugar	179,423	198,271
Power	232,928	219,604
Turkey	427,404	393,425
All Other	5,909	5,887
Segment Totals	2,936,114	3,025,096
Corporate Items	802,232	666,662
Consolidated Totals	$3,738,346	$3,691,758

Investments in and Advances to Affiliates:
	July 4,	December 31,
(Thousands of dollars)	2015	2014

Pork	$85,105	$79,832
Commodity Trading and Milling	197,797	178,344
Marine	18,106	17,333
Sugar	3,351	2,994
Power	30,473	20,348
Turkey	270,182	244,560
Segment/Consolidated Totals	$605,014	$543,411

Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments for general corporate management oversight costs. Corporate assets include short-term investments, other current assets related to deferred compensation plans, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation programs (which are offset by the effect of the mark-to-market investments recorded in Other Investment Income (Loss), Net).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of July 4, 2015 increased $179.6 million to $706.6 million from December 31, 2014. The increase was primarily the result of net cash from operating activities of $263.9 million, proceeds from sale of fixed assets of $24.1 million and increases in notes payable of $30.8 million.  Partially offsetting the increase was cash used for capital expenditures of $68.0 million, investments in affiliates of $49.8 million and purchase of long-term investments of $22.3 million. Cash from operating activities increased $61.0 million for the six months ended July 4, 2015 compared to the same period in 2014, primarily as a result of decreases in accounts receivable and inventory, principally in the Commodity Trading and Milling segment, partially offset by lower net earnings.

Acquisitions, Capital Expenditures and Other Investing Activities

During the six months ended July 4, 2015, Seaboard invested $68.0 million in property, plant and equipment, of which $18.6 million was expended in the Pork segment, $19.5 million in the Commodity Trading and Milling segment, and $24.3 million in the Marine segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment and additional hog finishing barns. Of the Commodity Trading and Milling segment expenditures, $15.5 million was for the construction of dry bulk vessels, of which the first was delivered and then sold and leased back by Seaboard, at its book value of $21.9 million during the second quarter. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment, and $7.9 million for the purchase of a containerized cargo vessel. All other capital expenditures were primarily of a normal recurring nature and primarily included replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2015, management has budgeted capital expenditures totaling $148.0 million. The Pork segment plans to spend $24.1 million primarily for improvements to existing facilities and related equipment and additional hog finishing barns. The Commodity Trading and Milling segment plans to spend $60.4 million primarily for payments of $48.2 million for three dry bulk vessels being built for a total estimated cost of $68.1 million and improvements to existing facilities and related equipment. However, Seaboard currently anticipates selling and leasing back these three vessels as they are completed, which would result in Seaboard receiving back the amounts spent to build at each individual lease inception with no gain or loss on sale. Payments under the lease agreements will be finalized upon delivery of the vessels. The three vessels are scheduled for delivery during 2015 and early 2016. The Marine segment has budgeted $35.5 million primarily for additional cargo carrying and handling equipment. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment during 2015. The balance of $28.0 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations and for the expansion of the alcohol distillery in the Sugar segment. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

On May 13, 2015 Seaboard, through a wholly-owned subsidiary, agreed to contribute up to $207.4 million to jointly develop and operate a pork processing facility in Sioux City, Iowa. Approximately $25.7 million is expected to be contributed in 2015 with the remaining amounts through 2019. As part of the operations, Seaboard agreed to provide hogs to be processed at the facility. Seaboard is currently evaluating its options to provide these additional hogs to the facility.

In March 2015, Seaboard invested $10.0 million in an oilseed crushing business in the Republic of Turkey for a 25% noncontrolling interest. This investment will be accounted for using the equity method.

In the second quarter of 2015, Seaboard invested $10.0 million in a business operating a 300 megawatt electricity generating facility in the Dominican Republic, increasing Seaboard’s ownership interest to 29.9%. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

Also, in the second quarter of 2015, Seaboard invested $8.0 million in a flour milling business in Botswana for a 49% noncontrolling interest and $10.3 million, which had previously been held in escrow, for a 45% noncontrolling interest in a commodity trading and flour milling business in Uruguay. These investments will be accounted for using the equity method. In the second quarter of 2015, Seaboard also invested $18.2 million for an 11.96% noncontrolling interest in a grain trading and poultry business in Morocco which will be accounted for using the cost method.

During the second quarter of 2015, Seaboard provided an additional $4.0 million short-term loan to a port project in Haiti consisting primarily of a marine terminal operation, electric power generating plant and free trade zone development. This loan, which totals $8.0 million, is convertible into equity by Seaboard once certain business operating conditions are met in Haiti. Seaboard does anticipate these conditions being met by the end of 2015, at which time it will convert the loan to equity and invest an additional $7.0 million for a total minority equity investment of less than 25%.

Financing Activities and Debt

As of July 4, 2015, Seaboard had a short-term $50.0 million committed line of credit, a long-term $200.0 million committed line of credit and uncommitted lines totaling $262.6 million. As of July 4, 2015, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $103.3 million, with all such borrowings related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines was reduced by letters of credit totaling $1.5 million.

As of July 4, 2015, Seaboard had cash and short-term investments of $706.6 million, additional total net working capital of $684.8 million and a $200.0 million long-term committed line of credit maturing on February 20, 2018. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2015. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of July 4, 2015, $269.4 million of the $706.6 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

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

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2015 decreased by $266.7 million and $294.0 million, respectively, over the same periods in 2014. The decreases primarily reflected the deconsolidation of Daily’s and lower prices for pork products sold in the Pork segment as discussed below, lower sales prices for various commodities for the Commodity Trading and Milling segment and lower sales volume for the Power segment. The decreases were partially offset by higher cargo volumes for the Marine segment.

Operating income decreased by $102.7 million and $140.0 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The decreases primarily reflected lower prices for pork products sold.

Pork Segment

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$331.3	$466.7	$652.1	$848.8
Operating income	$18.5	$110.2	$34.9	$170.7
Income from affiliates	$3.8	$-	$6.5	$-

Net sales for the Pork segment decreased $135.4 million and $196.7 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The decreases were primarily the result of the deconsolidation of Daily’s, as discussed below and lower prices for pork products sold. The decreases were partially offset by an increase in related sales volume.

Operating income for the Pork segment decreased $91.7 million and $135.8 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The decreases were primarily the result of lower prices for pork products and to a lesser degree, the deconsolidation of Daily’s as discussed below. Partially offsetting the decreases were lower feed costs for hogs internally grown and lower costs for third party hogs.

Management is unable to predict future market prices for pork products, the cost of feed or cost of third party hogs. In addition, the Federal blender’s credit for biodiesel expired December 31, 2014. However, management anticipates positive operating income for this segment for the remainder of 2015, although significantly lower than 2014.

Income from affiliates is primarily from Seaboard’s 50% proportionate share of earnings from Daily’s accounted for using the equity method as discussed in Note 9 to the Condensed Consolidated Financial Statements. Seaboard’s first proportionate share of earnings for Daily’s was recognized in the fourth quarter of 2014.

Commodity Trading and Milling Segment

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$778.7	$914.1	$1,599.3	$1,703.5
Operating income as reported	$7.4	$18.3	$11.9	$30.2
Less mark-to-market adjustments	(1.3)	(6.9)	(6.1)	(4.6)
Operating income excluding mark-to-market adjustments	$6.1	$11.4	$5.8	$25.6
Loss from affiliates	$(15.9)	$(2.2)	$(25.2)	$(2.2)

Net sales for the Commodity Trading and Milling segment decreased $135.4 million and $104.2 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The decreases primarily reflected lower sales prices for various commodities, offset by higher sales volume to third parties, principally for wheat and soybean meal for the six month period.

Operating income for this segment decreased $10.9 million and $18.3 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The decreases primarily reflected certain unfavorable market conditions, which resulted in lower margins on commodity trades to third parties, especially wheat, an increase in bad debt expense and for the three months of 2015, a fluctuation of $5.6 million of marking to market derivative contracts as discussed below. Excluding the effects of mark-to-market adjustments for derivatives contracts as discussed below, operating income decreased $5.3 million and $19.8 million, for the three and six month periods, respectively.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $1.3 million and $6.1 million, respectively, for the three and six month periods of 2015 and would have been lower by $6.9 million and $4.6 million, respectively, for the three and six month periods of 2014. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not, other than the recognition of certain loss contracts. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2015. Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Loss from affiliates for the three and six month periods of 2015 increased by $13.7 million and $23.0 million, respectively, from the same periods in 2014. The increases primarily reflected operating and currency losses and the write-off of notes receivable from an affiliate in Brazil of $19.6 million and $31.3 million for the three and six months periods, respectively.  Based on the uncertainty of local political and economic environments in the countries in which Seaboard’s affiliates operate, management cannot predict future results. However, management anticipates continuing losses from its affiliate in Brazil for the remainder of 2015. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of this affiliate.

Marine Segment

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$241.7	$211.0	$478.3	$411.4
Operating income (loss)	$5.5	$(3.1)	$12.2	$(10.4)
Income from affiliate	$0.4	$-	$1.1	$-

Net sales for the Marine segment increased $30.7 million and $66.9 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The increases were primarily the result of higher cargo volumes, partially offset by lower cargo rates in certain markets during 2015 compared to 2014.

Operating income increased $8.6 million and $22.6 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The increases were primarily the result of lower voyage costs, principally fuel costs, on a per unit shipped basis, partially offset by lower cargo rates. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2015. However, based on recent improved market conditions, management anticipates this segment will have positive operating income for the remainder of 2015.

Income from affiliate represents an investment in a cargo terminal business in Jamaica accounted for using the equity method as discussed in Note 9 to the Condensed Consolidated Financial Statements. Seaboard’s first proportionate share of earnings for this investment was recognized in the first quarter of 2015.

Sugar Segment

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$45.1	$47.0	$90.4	$97.3
Operating income	$1.0	$9.7	$5.0	$16.4
Income from affiliates	$0.1	$0.4	$0.5	$0.7

Net sales for the Sugar segment decreased $1.9 million and $6.9 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The decreases primarily reflected lower volumes of sugar and alcohol sold partially offset by higher sale prices for both. Sugar and alcohol sales are denominated in Argentine pesos and the increase in sale prices in terms of U.S. dollars was somewhat negatively impacted by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar in 2015. Management cannot predict sale prices for the remainder of 2015, but management anticipates that the Argentine peso may continue to weaken against the U.S. dollar.

Operating income decreased $8.7 million and $11.4 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The decreases primarily reflected lower income as a result of lower volumes of sugar and alcohol sold, while increased sale prices of sugar were offset by higher production costs. The decreases in operating income were also the result of higher selling, general and administrative expenses principally from increased personnel related costs. Operating income for the three and six month periods of 2014 included a $4.3 million gain recorded from a final insurance settlement for property damage and business interruption claims related to prior years. Based on recent market conditions, management anticipates this segment will not be profitable for the remainder of 2015.

Power Segment

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$27.5	$53.0	$52.6	$106.9
Operating income	$4.3	$6.1	$7.0	$4.4
Income from affiliate	$0.6	$0.3	$0.1	$1.0

Net sales for the Power segment decreased $25.5 million and $54.3 million for the three and six month periods of 2015, respectively, compared to the same period in 2014. The decreases primarily reflect lower volumes and, to a lesser extent, lower spot market rates. Although management cannot predict future spot market rates, sales volumes for 2015 will be lower than the same periods in 2014 as a result of cancelling the short-term leasing of a power generating facility on September 3, 2014, as further discussed in Note 9 to the Condensed Consolidated Financial Statements.

Operating income decreased $1.8 million and increased $2.6 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The decrease in the three month period of 2015 primarily reflects lower volumes. The increase for the six month period of 2015 primarily reflects lower fuel costs per kilowatt hour generated in excess of lower spot market rates and lower other production costs, partially offset by lower volumes. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2015, although lower than 2014.

Turkey Segment

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Dollars in millions)	2015	2014	2015	2014
Income from affiliate	$23.3	$9.5	$40.0	$15.9

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball. The increase in income from affiliate for the three and six month periods of 2015 compared to the same periods in 2014 was primarily the result of lower feed costs and, for the six month period, higher prices of turkey products sold. Management is unable to predict future market prices for turkey products, the cost of feed or the impact to Butterball from the avian influenza currently being experienced by the turkey industry. However, management anticipates positive income for this segment for the remainder of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $4.8 million and $9.7 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The increases were primarily the result of increased personnel related costs in most segments and bad debt expense in the Commodity Trading and Milling segment.  As a percent of revenues, SG&A was 4.6% for the first six months of 2015 compared to 3.9% for the same periods in 2014.

Interest Income

Interest income increased $0.9 million and decreased $2.9 million for the three and six month periods of 2015, respectively, compared to the same periods in 2014. The decrease for the six month period primarily reflects a decrease in interest received on outstanding customer receivable balances in the Power segment.

Other Investment Income (Loss), Net

The fluctuations in other investment income (loss), net for the three and six months of 2015 compared to the same periods in 2014 primarily reflect mark-to-market fluctuations from investments.

Foreign Currency Gains (Losses), Net

Foreign currency gains (losses), net fluctuated to a net gain of $0.4 million and $1.8 million for the three and six month periods of 2015, respectively, compared to a net loss of $3.0 million and $8.7 million for the same periods in 2014. The fluctuations primarily reflect changes related to multiple currencies with the more significant changes related to the South African rand. Seaboard operates in many foreign countries which are less developed than the U.S.  The political and economic conditions of these markets, along with fluctuations in the value of the U.S. dollar cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard. Although Seaboard does not utilize hedge accounting, Seaboard does utilize foreign currency exchange contracts to manage its risks and exposure to foreign currency fluctuations primarily related to the South African rand and the euro. Management believes gains and losses on commodity transactions, including the mark-to-market effects, of such foreign currency contracts relate to the underlying commodity transactions and classifies such gains and losses in cost of sales.  All other gains (losses) on foreign currency exchange agreements are included in foreign currency gains (losses), net.

Miscellaneous, Net

The fluctuations in miscellaneous, net for the three and six months of 2015 compared to the same periods in 2014 primarily reflect mark-to-market fluctuations on interest rate exchange agreements.

Other Financial Information

See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a—15(e) as of July 4, 2015. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls —There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a—15 that occurred during the fiscal quarter ended July 4, 2015 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Seaboard presently may repurchase up to $50.8 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 8 to the condensed consolidated financial statements for further discussion. There were no purchases made, pursuant to Seaboard’s share repurchase program, during the second quarter of 2015.

Item 6.	Exhibits

10.1	Seaboard Triumph Foods, LLC Subscription Agreement dated May 13, 2015. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 13, 2015.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements *.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (“Seaboard”).  Forward-looking statements generally may be identified as statements that are not historical in nature; and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions.  In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity, (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, grains, sugar, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices in the Dominican Republic; (viii)  the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetable for Seaboard’s scheduled capital improvements, acquisitions and dispositions; or (xi) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: August 11, 2015

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: August 11, 2015