Form 10-Q
period 2015-10-03
SEABOARD CORP /DE/
filed 2015-11-06
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Seaboard Corporation

(Exact name of registrant as specified in its charter)

Delaware	1-3390	04-2260388
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation)	File Number)	Identification No.)

9000 West 67th Street, Shawnee Mission, Kansas	66202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (913) 676-8800

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒  .

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on October 30, 2015.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Thousands of dollars except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014
Net sales:
Products (includes sales to affiliates of $240,544, $205,644, $664,714 and $580,661)	$1,139,144	$1,350,329	$3,464,235	$3,981,200
Service revenues	242,732	218,988	743,687	655,148
Other	28,897	53,324	83,095	160,520
Total net sales	1,410,773	1,622,641	4,291,017	4,796,868
Cost of sales and operating expenses:
Products	1,076,488	1,228,624	3,276,576	3,583,456
Services	223,002	198,276	666,318	595,265
Other	21,440	34,798	65,587	134,189
Total cost of sales and operating expenses	1,320,930	1,461,698	4,008,481	4,312,910
Gross income	89,843	160,943	282,536	483,958
Selling, general and administrative expenses	66,892	64,857	200,084	188,330
Operating income	22,951	96,086	82,452	295,628
Other income (expense):
Interest expense	(3,630)	(8,408)	(11,920)	(17,084)
Interest income	1,700	2,344	7,625	11,148
Interest income from affiliates	7,082	6,775	21,321	20,011
Income from affiliates	16,026	9,892	39,062	25,293
Other investment income (loss), net	(26,192)	(2,990)	(22,380)	370
Foreign currency gains (losses), net	(152)	(530)	1,623	(9,217)
Gain on sale of controlling interest in subsidiary	-	64,392	-	64,392
Miscellaneous, net	(4,667)	655	(5,577)	(1,598)
Total other income (loss), net	(9,833)	72,130	29,754	93,315
Earnings before income taxes	13,118	168,216	112,206	388,943
Income tax expense	(10,317)	(63,536)	(44,167)	(140,421)
Net earnings	$2,801	$104,680	$68,039	$248,522
Less: Net loss (income) attributable to noncontrolling interests	226	469	(459)	(576)
Net earnings attributable to Seaboard	$3,027	$105,149	$67,580	$247,946

Earnings per common share	$2.59	$89.83	$57.73	$209.91

Other comprehensive income (loss), net of income tax benefit of $730, $1,506, $1,554 and $11,894:
Foreign currency translation adjustment	(7,001)	(3,120)	(21,795)	(32,685)
Unrealized gain (loss) on investments	(342)	(105)	332	919
Unrealized gain on cash flow hedges	-	149	-	235
Unrecognized pension cost	938	320	3,165	960
Other comprehensive loss, net of tax	$(6,405)	$(2,756)	$(18,298)	$(30,571)
Comprehensive income (loss)	(3,604)	101,924	49,741	217,951
Less: Comprehensive loss (income) attributable to the noncontrolling interests	226	476	(528)	(568)
Comprehensive income (loss) attributable to Seaboard	$(3,378)	$102,400	$49,213	$217,383

Average number of shares outstanding	1,170,550	1,170,550	1,170,550	1,181,217

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Thousands of dollars except share and per share amounts)

(Unaudited)

	October 3,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$49,208	$36,459
Short-term investments	689,443	490,566
Receivables, net of allowance	456,100	633,965
Inventories	694,249	736,302
Deferred income taxes	56,042	45,647
Other current assets	115,894	110,053
Total current assets	2,060,936	2,052,992
Net property, plant and equipment	842,113	846,757
Investments in and advances to affiliates	635,949	543,411
Notes receivable from affiliates	196,087	197,270
Other assets	69,148	51,328
Total Assets	$3,804,233	$3,691,758
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$104,465	$75,524
Accounts payable	204,950	214,218
Deferred revenue	76,896	51,158
Other current liabilities	327,215	293,932
Total current liabilities	713,526	634,832
Deferred income taxes	71,920	95,538
Other liabilities and deferred credits	234,492	226,677
Total non-current liabilities	306,412	322,215
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,170,550 shares	1,171	1,171
Accumulated other comprehensive loss	(270,935)	(252,637)
Retained earnings	3,049,382	2,981,802
Total Seaboard stockholders’ equity	2,779,618	2,730,336
Noncontrolling interests	4,677	4,375
Total equity	2,784,295	2,734,711
Total Liabilities and Stockholders’ Equity	$3,804,233	$3,691,758

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2015	2014
Cash flows from operating activities:
Net earnings	$68,039	$248,522
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	68,742	69,322
Gain from sale of fixed assets	(500)	(1,631)
Gain from sale of power generating facility assets	-	(4,953)
Deferred income taxes	(32,535)	14,690
Pay-in-kind interest and accretion on notes receivable from affiliates	(13,074)	(11,511)
Income from affiliates	(39,062)	(25,293)
Dividends received from affiliates	35,610	1,823
Other investment income (loss), net	22,380	(370)
Gain on sale of controlling interest in a subsidiary	-	(64,392)
Other, net	2,179	(735)
Changes in assets and liabilities:
Receivables, net of allowance	176,705	89,718
Inventories	29,964	(74,971)
Other current assets	(8,681)	3,781
Current liabilities, exclusive of debt	40,352	22,016
Other, net	15,814	17,250
Net cash from operating activities	365,933	283,266
Cash flows from investing activities:
Purchase of short-term investments	(674,647)	(922,902)
Proceeds from the sale of short-term investments	434,343	842,294
Proceeds from the maturity of short-term investments	23,631	5,794
Capital expenditures	(95,992)	(94,665)
Proceeds from the sale of fixed assets	24,276	2,639
Proceeds from the sale of power generating facility assets	-	7,715
Investments in and advances to affiliates, net	(77,677)	(22,083)
Purchase of long-term investments	(25,690)	(2,333)
Proceeds from the sale of controlling interest in a subsidiary	-	72,500
Other, net	5,554	2,757
Net cash from investing activities	(386,202)	(108,284)
Cash flows from financing activities:
Notes payable to banks, net	32,968	(31,815)
Principal payments of long-term debt	-	(91,403)
Repurchase of common stock	-	(53,781)
Other, net	(226)	(48)
Net cash from financing activities	32,742	(177,047)
Effect of exchange rate change on cash	276	3,043
Net change in cash and cash equivalents	12,749	978
Cash and cash equivalents at beginning of year	36,459	55,055
Cash and cash equivalents at end of period	$49,208	$56,033

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for doubtful accounts, valuation of inventories, impairment of long-lived assets, potential write-down related to investments in and advances to affiliates and notes receivable from affiliates, income taxes and accrued pension liability. Actual results could differ from those estimates.

Supplemental Non-Cash Transactions

Seaboard has notes receivable from affiliates which accrue pay-in-kind interest income, primarily from one affiliate as discussed in Note 9. Seaboard recognized $4,309,000 and $13,074,000 of non-cash, pay-in-kind interest income and accretion of discount for the three and nine months ended October 3, 2015, respectively, and $3,976,000 and $11,511,000 for the three and nine months ended September 27, 2014, respectively, related to these notes receivable.

As more fully described in Note 9, as of September 27, 2014 Seaboard’s Pork segment sold to Triumph Foods LLC (“Triumph”) a 50% interest in its processed meats division, Daily’s Premium Meats, LLC (“Daily’s”).  As a result, Seaboard deconsolidated Daily’s from its Condensed Consolidated Balance Sheet as of September 27, 2014.  The following table summarizes the non-cash transactions resulting from this deconsolidation:

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance to develop a single, comprehensive revenue recognition model for all contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Seaboard is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures. Seaboard will be required to adopt this guidance on January 1, 2018 and it is currently anticipated that Seaboard will apply this guidance using the cumulative effect transition method.

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

Change in Accounting Method

During the second quarter of 2015, Seaboard invested an additional $10,000,000 in a business operating a 300 megawatt electricity generating facility in the Dominican Republic. This investment increased Seaboard's ownership interest to 29.9% from less than 20%. Seaboard's previous investment of $5,910,000 was accounted for using the cost method and as a result of this additional investment, Seaboard changed its accounting method to the equity method. This change in accounting requires Seaboard to present its prior period financial results to reflect the equity method of accounting from the date of the initial investment which resulted in a $12,691,000 adjustment to retained earnings and a corresponding increase to its investment as of January 1, 2014. The results for the three and nine months ended October 3, 2015 and September 27, 2014, which represents Seaboard's portion of the income (losses) incurred by the investee were not material. There is no tax impact to Seaboard on these amounts. See Note 9 for more information.

Note 2 – Investments

Seaboard’s short-term investments are treated as either available-for-sale securities or trading securities.  All of Seaboard’s available-for-sale and trading securities are classified as current assets as they are readily available to support Seaboard’s current operating needs.  Available-for-sale securities are recorded at their estimated fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive loss.  Trading securities are recorded at their estimated fair value with unrealized gains and losses reflected in other investment income (loss), net. At October 3, 2015, money market funds included $970,000 denominated in British pounds and $147,000 denominated in Canadian dollars.

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at October 3, 2015 and December 31, 2014.

	October 3, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
(Thousands of dollars)	Cost	Value	Cost	Value
Money market funds	$100,648	$100,648	$142,432	$142,432
Corporate bonds	-	-	11,000	11,015
U.S. Government agency securities	-	-	9,684	9,666
Other available-for-sale securities	-	-	3,933	3,983
Total available-for-sale short-term investments	100,648	100,648	167,049	167,096
Domestic equity securities	167,770	158,815	-	-
High yield debt securities	125,347	122,178	187,491	181,483
Domestic equity mutual funds	86,309	80,525	83,809	82,542
Domestic equity ETFs	78,925	77,443	31,307	32,651
Foreign equity securities	78,876	76,669	-	-
Money market funds held in trading accounts	40,152	40,152	21,401	21,401
Foreign equity mutual fund	20,000	19,831	-	-
Collateralized loan obligation	10,000	9,791	-	-
Other trading securities	4,651	3,391	6,173	5,393
Total trading short-term investments	612,030	588,795	330,181	323,470
Total short-term investments	$712,678	$689,443	$497,230	$490,566

Unrealized losses related to trading securities for the three and nine months ended October 3, 2015 were $22,377,000 and $20,902,000, respectively, and $3,774,000 and $3,149,000 for the three and nine months ended September 27, 2014, respectively.

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the Condensed Consolidated Balance Sheets.  See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at October 3, 2015 and December 31, 2014:

	October 3,	December 31,
(Thousands of dollars)	2015	2014
At lower of LIFO cost or market:
Live hogs and materials	$202,968	$208,641
Fresh pork and materials	29,997	28,573
	232,965	237,214
LIFO adjustment	(31,847)	(36,560)
Total inventories at lower of LIFO cost or market	201,118	200,654
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	296,827	320,066
Sugar produced and in process	49,306	48,863
Other	55,581	57,344
Total inventories at lower of FIFO cost or market	401,714	426,273
Grain, flour and feed at lower of weighted average cost or market	91,417	109,375
Total inventories	$694,249	$736,302

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments.  Seaboard’s U.S. federal income tax years are closed through 2011. There have not been any material changes in unrecognized income tax benefits since December 31, 2014.  Interest and penalties related to unrecognized tax benefits were not material for the nine months ended October 3, 2015.

Note 5 – Derivatives and Fair Value of Financial Instruments

U.S. GAAP discusses valuation techniques, such as the market approach (prices and other relevant information generated by market conditions involving identical or comparable assets or liabilities), the income approach (techniques to convert future amounts to single present amounts based on market expectations including present value techniques and option-pricing), and the cost approach (amount that would be required to replace the service capacity of an asset, which is often referred to as replacement cost).  U.S. GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of October 3, 2015 and also the level within the fair value hierarchy used to measure each category of assets and liabilities.  Seaboard uses the end of the reporting period to determine if there were any transfers between levels.  There were no transfers between levels that occurred in the first nine months of 2015.  The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	October 3,
(Thousands of dollars)	2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities short-term investments:
Money market funds	$100,648	$100,648	$-	$-
Trading securities – short term investments:
Domestic equity securities	158,815	158,815	-	-
High yield debt securities	122,178	-	122,178	-
Domestic equity mutual funds	80,525	80,525	-	-
Domestic equity ETFs	77,443	77,443	-	-
Foreign equity securities	76,669	76,669	-	-
Money market funds held in trading accounts	40,152	40,152	-	-
Foreign equity mutual fund	19,831	19,831	-	-
Collateralized loan obligation	9,791	-	9,791	-
Other trading securities	3,391	2,187	1,204	-
Trading securities – other current assets:
Domestic equity securities	34,044	34,044	-	-
Foreign equity securities	6,246	6,246	-	-
Fixed income mutual funds	3,366	3,366	-	-
Other	3,104	2,617	487	-
Derivatives
Commodities (1)	9,639	9,639	-	-
Foreign currencies	1,715	-	1,715	-
Total Assets	$747,557	$612,182	$135,375	$-
Liabilities:
Derivatives:
Commodities (1)	$21,739	$21,739	$-	$-
Interest rate swaps	8,714	-	8,714	-
Foreign currencies	1,417	-	1,417	-
Total Liabilities	$31,870	$21,739	$10,131	$-

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of October 3, 2015, the commodity derivatives had a margin account balance of $34,852,000 resulting in a net other current asset in the Condensed Consolidated Balance Sheet of $22,949,000 and a net other current liability of $197,000.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and also the level within the fair value hierarchy used to measure each category of assets.

	Balance
	December 31,
(Thousands of dollars)	2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities – short-term investments:
Money market funds	$142,432	$142,432	$-	$-
Corporate bonds	11,015	-	11,015	-
U.S. Government agency securities	9,666	-	9,666	-
Other available-for-sale securities	3,983	-	3,983	-
Trading securities – short term investments:
High yield debt securities	181,483	-	181,483	-
Domestic equity mutual fund	82,542	82,542	-	-
Domestic equity ETF	32,651	32,651	-	-
Money market funds held in trading accounts	21,401	21,401	-	-
Other trading securities	5,393	2,614	2,779	-
Trading securities – other current assets:
Domestic equity securities	33,857	33,857	-	-
Foreign equity securities	6,532	6,532	-	-
Fixed income mutual funds	4,570	4,570	-	-
Other	2,676	2,405	271	-
Derivatives
Commodities (1)	6,136	6,136	-	-
Foreign currencies	1,675	-	1,675	-
Total Assets	$546,012	$335,140	$210,872	$-
Liabilities:
Derivatives:
Commodities (1)	$1,779	$1,779	$-	$-
Interest rate swaps	7,715	-	7,715	-
Foreign currencies	407	-	407	-
Total Liabilities	$9,901	$1,779	$8,122	$-

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

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. The amortized cost and estimated fair values of investments at October 3, 2015 and December 31, 2014 are presented in Note 2.

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments.  At October 3, 2015, Seaboard had open net derivative contracts to purchase 17,228,000 bushels of grain, 9,438,000 pounds of sugar, 7,960,000 pounds of hogs, 7,260,000 pounds of soybean oil, 704,000 pounds of dry whey powder, 276,000 tons of soybean meal and 40,000 pounds of cheese and open net derivative contracts to sell 2,940,000 gallons of heating oil. At December 31, 2014, Seaboard had open net derivative contracts to purchase 19,800,000 pounds of hogs, 19,620,000 pounds of soybean oil, 15,551,000 pounds of sugar, 10,697,000 bushels of grain, 88,000 pounds of dry whey powder and 85,000 tons of soybean meal and open net derivative contracts to sell 4,326,000 gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies.  Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the Condensed Consolidated Statements of Comprehensive Income.  Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the Condensed Consolidated Statements of Comprehensive Income.

At October 3, 2015 and December 31, 2014, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $66,084,000 and $143,961,000, respectively, primarily related to the South African rand.

Interest Rate Exchange Agreements

During 2014, Seaboard initially put into place four, approximately eight-year interest rate exchange agreements with mandatory early termination dates in the second half of 2014 and early 2015 for one of the agreements. During 2014 and 2015, these interest rate exchange agreements were terminated and replaced, each with a mandatory early termination date, which coincides with the revised anticipated delivery dates in 2015 and 2016 of dry bulk vessels to be leased, and have similar terms as the original agreements terminated. In June 2015, one agreement was terminated and not renewed with the delivery of a bulk vessel now leased. Payments made by Seaboard to unwind these agreements were not material. These exchange agreements involve the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying notional amounts to mitigate the potential effects of fluctuations in interest rates on the anticipated four dry bulk vessel leases in 2015 and 2016. Seaboard pays a fixed rate and receives a variable rate of interest on these three notional amounts outstanding of $22,000,000 each.  In 2010, Seaboard entered into three ten-year interest rate exchange agreements, which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts, to mitigate the effects of fluctuations in interest rates on variable rate debt.  Seaboard pays a fixed rate and receives a variable rate of interest on these three notional amounts of $25,000,000 each. All of Seaboard’s outstanding interest rate exchange agreements do not qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income. At October 3, 2015 and December 31, 2014, Seaboard had six and seven interest rate exchange agreements outstanding respectively, with a total notional value of $141,000,000 and $163,000,000, respectively.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk, related to its foreign currency exchange agreements and interest rate swaps, should the counterparties fail to perform according to the terms of the contracts.  As of October 3, 2015, Seaboard had a maximum amount of loss due to credit risk in the amount of $1,715,000 with three counterparties related to foreign currency exchange agreements and no counterparty credit risk related to the interest rate swaps.  Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2015 and September 27, 2014.

		Three Months Ended		Nine Months Ended
		October 3,	September 27,	October 3,	September 27,
(Thousands of dollars)		2015	2014	2015	2014
Commodities	Cost of sales	$(15,945)	$(296)	$(18,007)	$3,082
Foreign currencies	Cost of sales	3,820	1,957	5,241	4,770
Foreign currencies	Foreign currency	352	3,145	1,954	2,725
Interest rate	Miscellaneous, net	(4,994)	91	(6,117)	(3,804)

The following table provides the fair value of each type of derivative held as of October 3, 2015 and December 31, 2014 and where each derivative is included in the Condensed Consolidated Balance Sheets.

		Asset Derivatives			Liability Derivatives
		October 3,	December 31,		October 3,	December 31,
(Thousands of dollars)		2015	2014		2015	2014
Commodities(1)	Other current assets	$9,639	$6,136	Other current liabilities	$21,739	$1,779
Foreign currencies	Other current assets	1,715	1,675	Other current liabilities	1,417	407
Interest rate	Other current assets	-	-	Other current liabilities	8,714	7,715

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts.  As of October 3, 2015 and December 31, 2014, the commodity derivatives had a margin account balance of $34,852,000 and $4,314,000, respectively, resulting in a net other current asset in the Condensed Consolidated Balance Sheets of $22,949,000 and $9,267,000, respectively and a net other current liability of  $197,000 and $596,000, respectively.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Thousands of dollars)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$2,500	$1,924	$7,442	$5,784
Interest cost	2,592	2,404	7,729	7,225
Expected return on plan assets	(2,179)	(2,173)	(6,467)	(6,537)
Amortization and other	1,379	524	3,505	1,575
Net periodic benefit cost	$4,292	$2,679	$12,209	$8,047

Note 7 – Notes Payable, Long-term Debt, Commitments and Contingencies

Notes Payable

On September 22, 2015, Seaboard entered into a credit agreement for an uncommitted line of credit totaling $50,000,000 related to a foreign subsidiary for the Commodity Trading and Milling segment. A $50,000,000 committed line related to a foreign subsidiary for the Commodity Trading and Milling segment expired on October 23, 2015. In addition, Seaboard cancelled its $200,000,000 long-term committed credit facility effective October 28, 2015.  Seaboard is currently considering its options for potential long-term financing arrangements.

Long-term Debt

In July 2014, Seaboard provided notice of optional prepayment to its lenders related to a credit agreement with an original maturity date of 2021.  The total principal payment of $85,500,000 was made on August 29, 2014.  At that time, Seaboard paid a $3,760,000 fee for early payment, which was charged to interest expense in the third quarter of 2014.

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

On September 19, 2012, the United States Immigration and Customs Enforcement (“ICE”) executed three search warrants authorizing the seizure of certain records from Seaboard’s offices in Merriam, Kansas and at the Seaboard Foods LLC ("Seaboard Foods") employment office and the human resources department in Guymon, Oklahoma.  The warrants generally called for the seizure of employment-related files, certain e-mails and other electronic records relating to Medicaid and Medicaid recipients, certain health care providers in the Guymon area, and Seaboard’s health plan and certain personnel issues.  The United States Attorney’s Office for the Western District of Oklahoma (“USAO”), which has been leading the investigation, previously advised Seaboard that it intended to close its investigation and that no charges would be brought against Seaboard. However, discussions with the USAO continue regarding the status of the investigation and the possibility of proceedings by the USAO, ICE and/or the Oklahoma Attorney General's office remains. No proceedings have been filed or brought as of the date of this report.  It is not possible at this time to determine whether any agencies will continue to pursue an investigation or whether Seaboard will incur any material fines, penalties or liabilities in connection with this matter.

The dispute between Seaboard’s subsidiary Seaboard Foods and the United Food & Commercial Workers International Union-industry Pension Fund disclosed in Seaboard’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2015 has been resolved without Seaboard Foods incurring any withdrawal or incremental liabilities.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business.  In the opinion of management, the ultimate resolution of these items is not expected to have a material adverse effect on the Condensed Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of October 3, 2015, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third party or affiliate guarantees as management considers the likelihood of loss to be remote.

As of October 3, 2015, Seaboard’s borrowing capacity under its uncommitted lines was reduced by letters of credit totaling $3,107,000.   The notes payable to banks under the committed and uncommitted credit lines are unsecured.  These lines of credit do not require compensating balances.

On May 13, 2015, Seaboard, through a wholly-owned subsidiary, agreed to contribute up to $207,400,000 to jointly develop and operate a pork processing facility in Sioux City, Iowa. As of October 3, 2015, $14,900,000 has been contributed. Approximately $10,800,000 is expected to be contributed in the fourth quarter of 2015, with the remaining amounts through 2019. As part of the operations, Seaboard agreed to provide a portion of the hogs to be processed at the facility. Seaboard is currently evaluating its options to provide additional hogs to the facility.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

On October 21, 2015, the Board of Directors extended through October 31, 2017 the share repurchase program initially approved in November 2009 and increased the authorized amount of repurchases from the $50,846,000 that remained available at October 3, 2015 to $100,000,000. For the nine months ended October 3, 2015, Seaboard did not repurchase any shares of common stock. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard.  The stock repurchases are being funded by cash on hand, and shares repurchased are being retired and resume the status of authorized and unissued shares.  All stock repurchases are being made in compliance with applicable legal requirements and the timing of the repurchases and the number of shares repurchased at any given time depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors.  The Board’s stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

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

The changes in the components of other comprehensive loss ("OCL”), net of related taxes, are as follows:

	Three Months Ended				Nine Months Ended
	October 3,		September 27,		October 3,		September 27,
(Thousands of dollars)	2015		2014		2015		2014
Foreign currency translation adjustment	$(7,001)		$(3,120)		$(21,795)		$(32,685)
Investments:
Unrealized gain (loss)	(347)		274		400		842
Amounts reclassified from OCL to net earnings	5	(1)	(379)	(1)	(68)	(1)	77	(1)
Unrealized gain (loss) on investments	(342)		(105)		332		919
Unrealized gain on cash flow hedges	-		149		-		235
Pension cost:
Unrealized gain (loss)	(23)		-		260		-
Amounts reclassified from OCL to net earnings	961	(2)	320	(2)	2,905	(2)	960	(2)
Unrecognized pension cost	938		320		3,165		960
Other comprehensive loss, net of tax	$(6,405)		$(2,756)		$(18,298)		$(30,571)

(1)	This represents realized losses (gains) on the sale of available-for-sale securities and was recorded in other investment income (loss), net.
(2)	This primarily represents the amortization of actuarial losses that were included in net periodic pension cost and was recorded in operating income. See Note 6 for further discussion.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	October 3,	December 31,
(Thousands of dollars)	2015	2014
Cumulative foreign currency translation adjustment	$(215,832)	$(194,037)
Unrealized gain on investments	1,666	1,334
Unrecognized pension cost	(56,769)	(59,934)
Total accumulated other comprehensive loss	$(270,935)	$(252,637)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment.  At October 3, 2015, the Sugar segment had $110,743,000 in net assets denominated in Argentine pesos and $966,000 in net assets denominated in U.S. dollars.  Management anticipates that the Argentine peso could continue to weaken against the U.S. dollar and thus it is anticipated that Seaboard could incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2015.

At October 3, 2015 and September 27, 2014, income taxes for cumulative foreign currency translation adjustments were recorded using a 35% effective tax rate except for $71,917,000 and $50,801,000, respectively, related to certain subsidiaries for which no tax benefit was recorded. At October 3, 2015 and September 27, 2014, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective rate except for unrecognized pension cost of $19,175,000 and $8,415,000, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 9 - Segment Information

As of September 27, 2014, Seaboard's Pork segment sold a 50% interest in Daily's to Triumph resulting in a gain on sale of controlling interest in subsidiary of $64,392,000 ($39,279,000 net of taxes, or $33.56 per share) in the third quarter of 2014. Daily's produces and markets raw and pre-cooked bacon, ham and sausage and has two further processing plants located in Salt Lake City, Utah and Missoula, Montana. The Pork segment currently has a business relationship with Triumph under which Seaboard markets substantially all of the pork products produced at Triumph's plant in St. Joseph, Missouri. Through September 27, 2014, Seaboard consolidated the operating results of Daily's as part of its Pork segment operations. As a result of this transaction, Seaboard deconsolidated Daily's from its Condensed Consolidated Balance Sheet as of September 27, 2014 (see Note 1, Supplemental Non-Cash Transactions). Seaboard's remaining 50% investment in Daily's is accounted for in the Pork segment by using the equity method of accounting. Both Seaboard and Triumph supply raw product to Daily's.

The Commodity Trading and Milling segment has a 50% noncontrolling interest in a bakery located in the Democratic Republic of Congo (“DRC”), which began operations in the fourth quarter of 2012. The bakery has been incurring operating losses since it began operations as it continues to resolve equipment problems and attempts to gain market share. As a result of the continuing equipment problems, other production challenges and unfavorable local market conditions causing challenges in gaining market share, Seaboard's management determined achieving improved operating results would take significantly longer than anticipated. As a result, Seaboard's management determined there was a decline in value considered other-than-temporary as of December 31, 2014 and thus Seaboard recorded a write-down in the fourth quarter of 2014, which represented the remaining equity investment in this business. As part of its investment, Seaboard has an interest bearing long-term note receivable from this bakery, the terms of which require periodic principal payments and a final maturity date of December 2020. No payment was received in June and Seaboard agreed to temporarily waive this default to allow time to work with the business management and its other owners on revisions to the payment schedule to better align with the bakery’s forecasted cash flows. As of October 3, 2015, the recorded balance of this note receivable from affiliate and previous accrued interest was $34,556,000, all classified as long-term given uncertainty of the timing of payments in the future. Repayment of this note is primarily dependent upon this business improving existing operations to generate adequate future cash flows to make future payments. If the future cash flows of this bakery do not improve, there is a possibility that some of the recorded value of the note receivable from affiliate could be deemed uncollectible in the future, which may result in a material charge to earnings. Including this business, as of October 3, 2015 Seaboard had a total of $58,712,000 of investments in, advances to and notes receivable from all of its affiliates in the DRC, which represents the single largest foreign country risk exposure for

Seaboard's equity method investments. One of the other affiliates in the DRC, to which Seaboard sells wheat, is the only supplier of flour to this bakery.

In September 2013, Seaboard invested $17,000,000 in a flour production business in Brazil for a 50% noncontrolling equity interest and provided a $13,000,000 long-term loan to this business. Half of the interest on this long-term note receivable from affiliate is payable currently in cash and the other half accrues as pay-in-kind interest. This note receivable matures in September 2020 but can be repaid with Seaboard having the option to convert the note receivable to equity and the other equity holders having the option to match such conversion with a purchase of new shares to avoid dilution. In addition, at the time of Seaboard's initial investment in this business, plans included potential future equal additional investments by the owners to improve existing operations and expand operations to improve long-term operating results. Seaboard’s share of additional investments and advances totaled $17,735,000 and $23,289,000 during the three and nine months ended October 3, 2015, respectively. This business, which has received additional third party loans during 2015, incurred significant operating losses in 2014 and for the first nine months of 2015. During the three and nine months ended October 3, 2015, Seaboard recorded losses from affiliate of $4,296,000 and $26,209,000, respectively, related to this investment. Based on current discussions with Seaboard’s business partner and the management of the business, the extent of the losses and revised financial outlook of the business, the halting of the construction plans for a new plant and the amount of existing third party debt of $27,481,000, Seaboard has also reserved an additional $12,937,000 and $22,282,000 for the three and nine months ended October 3, 2015, respectively, related to its advances and long-term note receivable. These charges were recorded as a reduction to income from affiliates in the Condensed Consolidated Statements of Comprehensive Income and were used to reduce Seaboard's investment in the business, advances and long-term note receivable to zero as of October 3, 2015. Seaboard has begun the legal process, as allowed per the Shareholders Agreement, to convert its debt to equity that, if successful, would allow Seaboard to obtain control of the business. However, there is no certainty that Seaboard will successfully be able to obtain control. As of December 31, 2014, the recorded balance of this note receivable from affiliate was $13,849,000 and Seaboard's equity investment and advances in this business was $11,669,000. Seaboard also had a gross receivable due from affiliate related to this business resulting from sales of grain and supplies of $22,042,000 and $13,969,000 as of October 3, 2015 and December 31, 2014, respectively, which Seaboard recorded an additional reserve of $5,700,000 during the third quarter for a total reserve of $8,700,000 as of October 3, 2015 based on an analysis of collectability and working capital. It is possible that additional reserves will be necessary during the remainder of 2015.

In September 2014, Seaboard invested $17,333,000 in a cargo terminal business in Jamaica for a 21% noncontrolling interest. This investment is accounted for in the Marine segment using the equity method reported on a three-month lag basis and thus Seaboard's first proportionate share of earnings was recognized in the first nine months of 2015.

The Power segment had been operating a floating power generating facility (72 megawatts) in the Dominican Republic under a short-term lease agreement, but on April 1, 2014, Seaboard provided notice to cancel the lease and ceased operation of the leased facility on September 3, 2014. In conjunction with ceasing operations, Seaboard sold inventory related to these operations resulting in a $4,953,000 gain from sale of assets in operating income related to these items in the third quarter of 2014. During the second quarter of 2015, Seaboard invested an additional $10,000,000 in a business operating a 300 megawatt electricity generating facility in the Dominican Republic and changed its method of accounting from a cost method investment at Corporate to an equity method investment in the Power segment. As a result, Seaboard reclassified the $5,910,000 initial investment from Corporate to the Power segment along with $12,691,000 of Seaboard’s interest in this business’ reported net income since the date of its initial investment, which is reflected as an adjustment to retained earnings as of January 1, 2014.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”).  Butterball had total net sales for the three and nine months ended October 3, 2015 of $511,125,000 and $1,299,562,000, respectively, compared to total net sales for the three and nine months ended September 27, 2014 of $486,971,000 and $1,218,402,000, respectively. Butterball had operating income for the three and nine months ended October 3, 2015 of $68,997,000 and $162,956,000, respectively, compared to operating income for the three and nine months ended September 27, 2014 of $35,881,000 and $85,311,000, respectively. As of October 3, 2015 and December 31, 2014, Butterball had total assets of $1,074,210,000 and $1,021,182,000, respectively.

In conjunction with Seaboard’s initial investment in Butterball in December 2010, Seaboard has a long-term note receivable from Butterball which had a balance of $154,000,000 as of October 3, 2015.  Part of the interest earned on this note is pay-in-kind interest, which accumulates and is paid at maturity in December 2017.

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

Sales to External Customers:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Thousands of dollars)	2015	2014	2015	2014
Pork	$347,137	$454,927	$999,284	$1,303,752
Commodity Trading and Milling	755,750	858,497	2,355,026	2,562,001
Marine	230,328	205,260	708,667	616,684
Sugar	48,938	47,786	139,304	145,128
Power	25,078	51,622	77,719	158,503
All Other	3,542	4,549	11,017	10,800
Segment/Consolidated Totals	$1,410,773	$1,622,641	$4,291,017	$4,796,868

Operating Income (Loss):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Thousands of dollars)	2015	2014	2015	2014
Pork	$25,895	$70,400	$60,828	$241,090
Commodity Trading and Milling	(4,463)	13,309	7,399	43,502
Marine	(2,314)	(4,564)	9,916	(15,013)
Sugar	3,024	6,280	8,016	22,695
Power	3,121	15,044	10,097	19,489
All Other	673	531	1,016	860
Segment Totals	25,936	101,000	97,272	312,623
Corporate	(2,985)	(4,914)	(14,820)	(16,995)
Consolidated Totals	$22,951	$96,086	$82,452	$295,628

Income (Loss) from Affiliates:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Thousands of dollars)	2015	2014	2015	2014
Pork	$2,087	$-	$8,576	$-
Commodity Trading and Milling	(18,720)	(4,729)	(43,916)	(6,934)
Marine	504	-	1,570	-
Sugar	87	(112)	614	636
Power	1,971	400	2,096	1,354
Turkey	30,097	14,333	70,122	30,237
Segment/Consolidated Totals	$16,026	$9,892	$39,062	$25,293

Total Assets:

	October 3,	December 31,
(Thousands of dollars)	2015	2014
Pork	$809,716	$821,172
Commodity Trading and Milling	972,480	1,103,461
Marine	299,547	283,276
Sugar	186,371	198,271
Power	231,599	219,604
Turkey	445,024	393,425
All Other	6,695	5,887
Segment Totals	2,951,432	3,025,096
Corporate	852,801	666,662
Consolidated Totals	$3,804,233	$3,691,758

Investments in and Advances to Affiliates:

	October 3,	December 31,
(Thousands of dollars)	2015	2014
Pork	$101,592	$79,832
Commodity Trading and Milling	196,736	178,344
Marine	18,356	17,333
Sugar	3,328	2,994
Power	32,444	20,348
Turkey	283,493	244,560
Segment/Consolidated Totals	$635,949	$543,411

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of October 3, 2015 increased $211.6 million to $738.7 million from December 31, 2014. The increase was primarily the result of net cash from operating activities of $365.9 million, notes payable borrowings of $33.0 million, and proceeds from sale of fixed assets of $24.3 million. Partially offsetting the increase was cash used for capital expenditures of $96.0 million, investments in affiliates of $77.7 million and purchase of long-term investments of $25.7 million. Cash from operating activities increased $82.7 million for the nine months ended October 3, 2015 compared to the same period in 2014, primarily as a result of decreases in accounts receivable and inventory, principally in the Commodity Trading and Milling segment, partially offset by lower net earnings.

Acquisitions, Capital Expenditures and Other Investing Activities

During the nine months ended October 3, 2015, Seaboard invested $96.0 million in property, plant and equipment, of which $27.1 million was expended in the Pork segment, $23.4 million in the Commodity Trading and Milling segment, and $35.7 million in the Marine segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment and additional hog finishing barns. Of the Commodity Trading and Milling segment expenditures, $15.7 million was for the construction of dry bulk vessels, of which the first was delivered and then sold and leased back by Seaboard, at its book value of $21.9 million during the second quarter. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment and $7.9 million for the purchase of a containerized cargo vessel. All other capital expenditures were primarily of a normal recurring nature and primarily included replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2015, management has budgeted capital expenditures totaling $83.0 million. The Pork segment plans to spend $14.5 million primarily for improvements to existing facilities and related equipment and additional hog finishing barns. The Commodity Trading and Milling segment plans to spend $36.0 million primarily for payments of $28.7 million for three dry bulk vessels being built for a total estimated cost of $44.5 million and improvements to existing facilities and related equipment. However, Seaboard currently anticipates selling and leasing back these three vessels as they are completed, which would result in Seaboard receiving back the amounts spent to build at each individual lease inception with no gain or loss on sale. Payments under the lease agreements will be finalized upon delivery of the vessels. Two vessels are expected to be delivered during the fourth quarter of 2015 and the last ship in the first quarter of 2016. The Marine segment has budgeted $18.6 million primarily for additional cargo carrying and handling equipment. In addition, management will be evaluating whether to purchase additional containerized cargo vessels for the Marine segment during 2015. The balance of $13.9 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations and for the expansion of the alcohol distillery in the Sugar segment. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

On May 13, 2015 Seaboard, through a wholly-owned subsidiary, agreed to contribute up to $207.4 million to jointly develop and operate a pork processing facility in Sioux City, Iowa. As of October 3, 2015, $14.9 million has been contributed.  Approximately $10.8 million is expected to be contributed in the fourth quarter of 2015 with the remaining amounts through 2019. As part of the operations, Seaboard agreed to provide a portion of the hogs to be processed at the facility. Seaboard is currently evaluating its options to provide these additional hogs to the facility.

During the nine months ended October 3, 2015, Seaboard provided $23.3 million of additional investments and advances to a 50% owned flour production business in Brazil. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

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

During the second quarter of 2015, Seaboard provided an additional $4.0 million short-term loan to a port project in Haiti consisting primarily of a marine terminal operation, electric power generating plant and free trade zone development. This loan, which totals $8.0 million, is convertible into equity by Seaboard once certain business operating conditions are met in Haiti. Seaboard does anticipate these conditions being met by the end of 2015, at which time it intends to convert the loan to equity and invest an additional $7.0 million for a total minority equity investment of less than 25%.

As of September 27, 2014, Seaboard’s Pork segment sold to Triumph Foods, LLC a 50% interest in its Daily’s Premium Meats division for cash of $72.5 million. In September 2014, Seaboard invested $17.3 million in a cargo terminal business in Jamaica for a 21% noncontrolling interest.

Financing Activities and Debt

As of October 3, 2015, Seaboard had a short-term $50.0 million committed line of credit, a long-term $200.0 million committed line of credit and uncommitted lines totaling $302.4 million, which included a credit agreement for an uncommitted line of credit totaling $50.0 million related to a foreign subsidiary for the Commodity Trading and Milling segment entered into on September 22, 2015. As of October 3, 2015, there were no borrowings outstanding under the committed lines of credit and borrowings under the uncommitted lines of credit totaled $104.5 million, with all such borrowings related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines was reduced by letters of credit totaling $3.1 million. Subsequent to October 3, 2015, the $50.0 million foreign committed line expired. In addition, Seaboard cancelled its $200.0 million long-term committed credit facility effective October 28, 2015. Seaboard is currently considering its options for potential long-term financing arrangements.

As of October 3, 2015, Seaboard had cash and short-term investments of $738.7 million, additional total net working capital of $608.8 million and no long-term debt. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2015. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of October 3, 2015, $270.3 million of the $738.7 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

For the nine months ended September 27, 2014, Seaboard used cash to repurchase 18,405 shares of common stock at a total price of $53.8 million. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of this item.

In July 2014, Seaboard provided notice of optional prepayment to its lenders related to a credit agreement with an original maturity date of 2021.  The total principal payment of $85.5 million was made on August 29, 2014. See Note 7 to the Consolidated Financial Statements for further discussion.

See Note 7 to the Condensed Consolidated Financial Statements for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2015 decreased by $211.9 million and $505.9 million, respectively, over the same periods in 2014. The decreases primarily reflected the deconsolidation of Daily’s and lower prices for pork products sold in the Pork segment as discussed below, lower sales prices for various commodities for the Commodity Trading and Milling segment and lower sales volume for the Power segment. The decreases were partially offset by higher cargo volumes for the Marine segment.

Operating income decreased by $73.1 million and $213.2 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The decreases primarily reflected lower prices for pork products sold.

Pork Segment

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$347.1	$454.9	$999.3	$1,303.8
Operating income	$25.9	$70.4	$60.8	$241.1
Income from affiliates	$2.1	$-	$8.6	$-

Net sales for the Pork segment decreased $107.8 million and $304.5 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The decreases were primarily the result of lower prices for pork products sold and the deconsolidation of Daily’s, as discussed below. The decreases were partially offset by an increase in related sales volume.

Operating income for the Pork segment decreased $44.5 million and $180.3 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The decreases were primarily the result of lower prices for pork products and to a lesser degree, the deconsolidation of Daily’s, as discussed below. Partially offsetting the decreases were lower costs for third party hogs and lower feed costs for hogs internally grown.

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

Commodity Trading and Milling Segment

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$755.8	$858.5	$2,355.0	$2,562.0
Operating income (loss) as reported	$(4.5)	$13.3	$7.4	$43.5
Mark-to-market adjustments	2.8	(9.2)	(3.3)	(13.8)
Operating income (loss) excluding mark-to-market adjustments	$(1.7)	$4.1	$4.1	$29.7
Loss from affiliates	$(18.7)	$(4.7)	$(43.9)	$(6.9)

Net sales for the Commodity Trading and Milling segment decreased $102.7 million and $207.0 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014.  The decrease for the three month period primarily reflected lower sales volume to third parties while the decrease for the nine month period primarily reflected lower sales prices, primarily for corn, dairy and vegetable oil commodities.

Operating income for this segment decreased $17.8 million and $36.1 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The decreases primarily reflected fluctuations of $12.0 million and $10.5 million for the three and nine month periods of 2015, respectively, related to mark-to-market derivative contracts as discussed below. The decreases also reflected an increase in bad debt expense primarily attributable to trade receivables with an affiliate in Brazil (see Note 9 to the Condensed Consolidated Financial Statements for further discussion) and certain unfavorable market conditions, which resulted in lower margins on commodity trades to affiliates, and for the nine month period, to third parties. Excluding the effects of mark-to-market adjustments for derivatives contracts as discussed below, operating income decreased $5.8 million and $25.6 million for the three and nine month periods, respectively.

Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which Seaboard operates, and the current volatility in the commodity markets, management is unable to predict future sales and operating results for this segment.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $2.8 million and lower by $3.3 million, respectively, for the three and nine month periods of 2015 and would have been lower by $9.2 million and $13.8 million, respectively, for the three and nine month periods of 2014. While management believes its commodity futures and options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not, other than the recognition of certain loss contracts. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and thus, these mark-to-market adjustments could reverse in fiscal 2015 and 2016. Management believes eliminating these adjustments, as noted in the table above, provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Loss from affiliates for the three and nine month periods of 2015 increased by $14.0 million and $37.0 million, respectively, from the same periods in 2014. The increases primarily reflected operating and currency losses recorded against the investment and reserves for notes receivable and advances from an affiliate in Brazil totaling $17.2 million and $48.5 million for the three and nine months periods, respectively.  Based on the uncertainty of local political and economic environments in the countries in which Seaboard’s affiliates operate, management cannot predict future results. However, management anticipates continuing losses from its affiliate in Brazil for the remainder of 2015. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of this affiliate.

Marine Segment

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$230.3	$205.3	$708.7	$616.7
Operating income (loss)	$(2.3)	$(4.6)	$9.9	$(15.0)
Income from affiliate	$0.5	$-	$1.6	$-

Net sales for the Marine segment increased $25.0 million and $92.0 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The increases were primarily the result of higher cargo volumes, partially offset by lower cargo rates in certain markets during 2015 compared to 2014.

Operating income increased $2.3 million and $24.9 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The increases were primarily the result of lower voyage costs, principally fuel costs, on a per unit shipped basis, partially offset by lower cargo rates. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2015. However, based on recent improved market conditions, management anticipates this segment will have positive operating income for the remainder of 2015.

Income from affiliate represents an investment in a cargo terminal business in Jamaica accounted for using the equity method as discussed in Note 9 to the Condensed Consolidated Financial Statements. Seaboard’s first proportionate share of earnings for this investment was recognized in the first quarter of 2015.

Sugar Segment

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$48.9	$47.8	$139.3	$145.1
Operating income	$3.0	$6.3	$8.0	$22.7
Income (loss) from affiliates	$0.1	$(0.1)	$0.6	$0.6

Net sales for the Sugar segment remained flat and decreased $5.8 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The decrease in the nine month period of 2015 primarily reflected lower volumes of sugar and alcohol.  Sugar and alcohol sales are denominated in Argentine pesos and the increase in sale prices in terms of U.S. dollars was somewhat negatively impacted by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar in 2015. Management cannot predict sale prices for the remainder of 2015, but management anticipates that the Argentine peso may continue to weaken against the U.S. dollar.

Operating income decreased $3.3 million and $14.7 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The decreases primarily reflected lower income as a result of lower volumes of sugar and alcohol sold. Increased sale prices of sugar were offset by higher production costs and the decreases in operating income were also the result of higher selling, general and administrative expenses principally from increased personnel related costs. Operating income for the nine month period of 2014 included a $4.3 million gain recorded from a final insurance settlement for property damage and business interruption claims related to prior years. Based on recent market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2015.

Power Segment

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$25.1	$51.6	$77.7	$158.5
Operating income	$3.1	$15.0	$10.1	$19.5
Income from affiliate	$2.0	$0.4	$2.1	$1.4

Net sales for the Power segment decreased $26.5 million and $80.8 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The decreases primarily reflected lower volumes and lower spot market rates. Although management cannot predict future spot market rates, sales volumes for 2015 will be lower than the same periods in 2014 as a result of cancelling the short-term leasing of a power generating facility on September 3, 2014, as further discussed in Note 9 to the Condensed Consolidated Financial Statements.

Operating income decreased $11.9  million and $9.4 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The decreases primarily reflected lower volumes and lower spot market rates, partially offset by lower fuel costs per kilowatt hour generated and lower other production costs. Also, operating income for the three and nine month periods of 2014 included a gain on sale of assets of $5.0 million. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2015, although lower than 2014.

Turkey Segment

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Dollars in millions)	2015	2014	2015	2014
Income from affiliate	$30.1	$14.3	$70.1	$30.2

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball. The increase in income from affiliate for the three and nine month periods of 2015 compared to the same periods in 2014 was primarily the result of lower feed costs and higher prices of turkey products sold. Management is unable to predict future market prices for turkey products, the cost of feed or the impact to Butterball from the avian influenza. However, management anticipates positive income for this segment for the remainder of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $2.0 million and $11.8 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The increases were primarily the result of bad debt expense in the Commodity Trading and Milling segment and increased personnel related costs in most segments.  As a percent of net sales, SG&A was 4.7% for the first nine months of 2015 compared to 3.9% for the same period in 2014.

Interest Expense

Interest expense decreased by $4.8 million and $5.2 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014.  The decrease is primarily related to a $3.8 million charge for early payment of debt incurred in the third quarter of 2014 as further discussed in Note 7 to the Condensed Consolidated Financial Statements.

Interest Income

Interest income decreased $0.6 million and $3.5 million for the three and nine month periods of 2015, respectively, compared to the same periods in 2014. The decrease for the nine month period primarily reflects a decrease in interest recognized on outstanding customer receivable balances in the Power segment.

Other Investment Income (Loss), Net

The fluctuations in other investment income (loss), net for the three and nine month periods of 2015 compared to the same periods in 2014 primarily reflect mark-to-market fluctuations from investments.

Foreign Currency Gains (Losses), Net

Foreign currency gains (losses), net fluctuated to a net loss of $0.2 million and a net gain of $1.6 million for the three and nine month periods of 2015, respectively, compared to a net loss of $0.5 million and $9.2 million for the same periods in 2014. The fluctuations primarily reflect changes related to multiple currencies with the more significant change related to the South African rand. Seaboard operates in many foreign countries which are less developed than the U.S.  The political and economic conditions of these markets, along with fluctuations in the value of the U.S. dollar cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard. Although Seaboard does not utilize hedge accounting, Seaboard does utilize foreign currency exchange contracts to manage its risks and exposure to foreign currency fluctuations primarily related to the South African rand. Management believes gains and losses on commodity transactions, including the mark-to-market effects, of such foreign currency contracts relate to the underlying commodity transactions and classifies such gains and losses in cost of sales.  All other gains (losses) on foreign currency exchange agreements are included in foreign currency gains (losses), net.

Gain on Sale of Controlling Interest in Subsidiary

Seaboard’s Pork segment sold to Triumph Foods, LLC a 50% interest in its Daily’s Premium Meats division resulting in a pre-tax gain of $64.4 million recognized in the third quarter of 2014 related to this transaction. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Miscellaneous, Net

The fluctuations in miscellaneous, net for the three and nine month periods of 2015 compared to the same periods in 2014 primarily reflect mark-to-market fluctuations on interest rate exchange agreements.

Income Tax Expense

The effective tax rate for the nine month period of 2015 was higher than that for the nine month period of 2014 primarily due to a change in the mix of domestic and foreign earnings from the prior year.  Included in tax expense for the third quarter of 2014 is $25.1 million from the gain on sale of a controlling interest in a subsidiary as discussed in Note 9 to the Condensed Consolidated Financial Statements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a—15(e) as of October 3, 2015. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls —There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a—15 that occurred during the fiscal quarter ended October 3, 2015 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of this report, Seaboard may repurchase up to $100.0 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 8 to the Condensed Consolidated Financial Statements for further discussion. There were no purchases made, pursuant to Seaboard’s share repurchase program, during the third quarter of 2015.

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

101

The following financial information from Seaboard Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Statements of Comprehensive Income, (2) Condensed Consolidated Balance Sheets, (3) Condensed Consolidated Statements of Cash Flows, and (4) the Notes to Unaudited Condensed Consolidated Financial Statements.

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (“Seaboard”).  Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions.  In more specific terms, forward-looking statements, include, without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity, (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, grains, sugar, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices in the Dominican Republic; (viii)  the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetable for Seaboard’s scheduled capital improvements, acquisitions and dispositions; or (xi) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: November 6, 2015

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: November 6, 2015