Form 10-K
period 2015-12-31
SEABOARD CORP /DE/
filed 2016-02-25
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission file number: 1-3390

SEABOARD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2260388
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9000 West 67th Street, Merriam, Kansas  66202

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No [X ]

The aggregate market value of the 262,616 shares of Seaboard common stock held by nonaffiliates was approximately $925,986,642, based on the closing price of $3,526.01 per share on July 2, 2015, the end of Seaboard’s most recently completed second fiscal quarter. As of January 29, 2016, the number of shares of common stock outstanding was 1,170,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) Seaboard Corporation’s annual report to stockholders furnished to the Commission pursuant to Rule 14a-3(b) – Parts I and II; and (2) Seaboard Corporation’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2015, pursuant to Regulation 14A for the 2016 annual meeting of stockholders – Part III.

FORM 10-K

SEABOARD CORPORATION

Forward-looking Statements

This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (“Seaboard”). Forward-looking statements generally may be identified as:

•	statements that are not historical in nature; and

•	statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions.

In more specific terms, forward-looking statements include, without limitation:

•	statements concerning the projection of revenues, income or loss, capital expenditures, capital structure or other financial items;

•	statements regarding the plans and objectives of management for future operations;

•	statements of future economic performance;

•	statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:

(i)	Seaboard’s ability to obtain adequate financing and liquidity;
(ii)	the price of feed stocks and other materials used by Seaboard;
(iii)	the sale price or market conditions for pork, grains, sugar, turkey and other products and services;
(iv)	the recorded tax effects under certain circumstances and changes in tax laws;
(v)	the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling division;
(vi)	the charter hire rates and fuel prices for vessels;
(vii)	the fuel costs and related spot market prices in the Dominican Republic;
(viii)	the effect of the fluctuation in foreign currency exchange rates;
(ix)	the profitability or sales volume of any of Seaboard’s divisions;
(x)	the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions;
(xi)	the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities;
(xii)	the increase in Seaboard's hog and other production capacity attributable to acquisitions;
(xiii)	Seaboard's ability to convert its Haiti port project loan to equity, including the satisfaction of the conditions for such conversion;
(xiv)	the amount of Seaboard's funding commitment for an Oklahoma refined coal processing plant, or
(xv)	other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. The information contained in this Form 10-K and in other filings Seaboard makes with the Securities and Exchange Commission (the “Commission”), including without limitation, the information under the items “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, identifies important factors which could cause such differences.

FORM 10-K

SEABOARD CORPORATION

PART I

Item 1.  Business

(a)	General Development of Business

Originally founded in 1918, today Seaboard Corporation, a Delaware corporation organized in 1946, and its subsidiaries (“Seaboard”), is a diverse global agribusiness and transportation company. In the United States (“U.S.”), Seaboard is primarily engaged in pork production and processing and ocean transportation. Overseas, Seaboard is primarily engaged in commodity merchandising, grain processing, sugar production and electric power generation. Seaboard also has an interest in turkey operations in the U.S. See Item 1(c)(1)(ii) “Status of Product or Segment” below for a discussion of acquisitions, dispositions and other developments in specific divisions.

Seaboard Flour LLC and SFC Preferred LLC, Delaware limited liability companies, collectively own approximately 76% of the outstanding common stock of Seaboard. Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred LLC.

(b)	Financial Information about Segments

The financial information relating to reportable segments required by this item is incorporated herein by reference to Note 12 to the Consolidated Financial Statements included in Seaboard’s annual report to stockholders furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13 to this annual report on Form 10-K (“Annual Report to Stockholders”).

(c)	Narrative Description of Business

(1)	Business Done and Intended to be Done by the Registrant

(i) Principal Products and Services

Pork Division – Seaboard, through its subsidiary Seaboard Foods LLC, engages in the business of hog production and pork processing in the U.S. Through these operations, Seaboard produces and sells fresh and frozen pork products to further processors, foodservice operators, grocery stores, distributors and retail outlets throughout the U.S. Internationally, Seaboard sells to these same types of customers in Japan, Mexico and numerous other foreign markets. Other further processing companies also purchase Seaboard’s fresh and frozen pork products in bulk and produce products, such as lunchmeat, ham, bacon, and sausage. Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores. Seaboard sells some of its fresh products under the brand name Prairie Fresh®. Seaboard’s hog processing plant is located in Guymon, Oklahoma and generally operates at capacity. Seaboard also has a ham-boning and processing plant in Mexico. Seaboard earns fees, based primarily on the number of head processed, to market substantially all of the products produced by Triumph Foods, LLC (“Triumph”) at its pork processing plant located in St. Joseph, Missouri.

Seaboard’s hog production operations consist of the breeding and raising of over four million hogs annually primarily at facilities owned by Seaboard or at facilities owned and operated by third parties with whom Seaboard has grower contracts. The hog production operations are located in the Central U.S. As a part of the hog production operations, Seaboard produces specially formulated feed for the hogs at five owned feed mills. The remaining hogs processed are purchased from third-party hog producers, primarily pursuant to purchase contracts.

Seaboard produces biodiesel at a facility in Guymon, Oklahoma. The biodiesel is produced from pork fat from Seaboard’s Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities. The biodiesel is sold to third parties. The facility can also produce biodiesel from vegetable oil. Seaboard is able to reduce or stop production when it is not economically feasible to produce based on input costs or the price of biodiesel.

Seaboard’s Pork Division has a 50% noncontrolling interest in Daily’s Premium Meats, LLC (“Daily’s”). Daily’s produces and markets raw and pre-cooked bacon, ham and sausage under the Daily’s® brand name primarily for

FORM 10-K

SEABOARD CORPORATION

the food service industry and, to a lesser extent, retail markets. Daily’s has two further processing plants located in Salt Lake City, Utah and Missoula, Montana that generally operate at capacity. In the second quarter of 2015, Daily’s began construction on a third further processing plant located in St. Joseph, Missouri. Operations are expected to begin in mid-2016. Seaboard and Triumph each supply raw product to Daily’s.

On May 13, 2015, the Pork Division and Triumph agreed to jointly develop and operate a pork processing facility in Sioux City, Iowa. The facility is anticipated to begin operations in mid-2017. As part of the operations, Seaboard agreed to provide a portion of the hogs to be processed at the facility. In February 2016, the Pork Division and a newly formed limited liability partnership that will be consolidated with Seaboard acquired hog inventory and related assets that are expected to increase Seaboard’s hog production capacity to meet the majority of such hog supply commitment for single shift processing at the new plant.

Commodity Trading and Milling Division – Seaboard’s Commodity Trading and Milling Division is an integrated agricultural commodity trading, processing and logistics company. This division markets wheat, corn, soybean meal and other commodities in bulk to third parties and affiliated companies. This division is principally managed under the name of Seaboard Overseas and Trading Group and conducts business primarily through its subsidiaries, Seaboard Overseas Limited with offices in Colombia, Ecuador, Isle of Man, Kenya, Singapore and South Africa, Seaboard Overseas Trading and Shipping (PTY) Ltd. located in South Africa, PS International, LLC located in Chapel Hill, North Carolina, and its non-consolidated affiliates, ContiLatin del Peru S.A. located in Lima, Peru, Interra International, LLC located in Atlanta, Georgia, Cereoil Uruguay S.A. located in Montevideo, Uruguay, and Plum Grove Pty Ltd located in Fremantle, Australia. This division also operates a grain and specialty crop storage and throughput facility through Fill-More Seeds, Inc. located in Fillmore, Canada, and an ocean transportation brokerage operation through Seaboard Bulk Services, Ltd. located in Athens, Greece. All of the commodities marketed by this division are purchased from growing regions worldwide, with primary destinations being Africa, South America and the Caribbean. This division sources, transports and markets approximately nine million tons of agricultural commodities on an annual basis. Seaboard integrates the service of delivering commodities to its customers through the use of short-term chartered bulk vessels and its three owned bulk carriers.

This division also operates grain and feed milling and related businesses with 35 locations in 21 countries, which are primarily supplied by the trading locations discussed above. The grain processing businesses are operated through 5 consolidated and 19 non-consolidated affiliates in Africa, South America, the Caribbean, and Asia. These are primarily flour, feed and maize milling and oil crush businesses, which produce approximately four million metric tons of finished products per year. In addition, this division has a noncontrolling interest in a poultry business in Africa and a bakery business in the Democratic Republic of Congo. Most of the products produced by these operations are sold in the countries in which the products are produced or into adjacent countries.

Marine Division – Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign affiliated companies and third party agents, provides cargo shipping services to 26 countries between the U.S., the Caribbean Basin, and Central and South America. Seaboard uses a network of offices and agents throughout the U.S., Canada, Latin America and the Caribbean Basin to book cargo to and from the U.S. and between the countries it serves. Through agreements with a network of connecting carriers, Seaboard can transport cargo to and from numerous U.S. locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via vessel or received as import cargo from abroad.

Seaboard’s primary marine operation is located in Miami, Florida and includes a terminal located at PortMiami and off-dock warehouses for cargo consolidation and temporary storage. Seaboard also operates a cargo terminal facility at the Port of Houston that includes an on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. Seaboard also makes scheduled vessel calls in Brooklyn, New York, New Orleans, Louisiana, Philadelphia, Pennsylvania, and 45 foreign ports. At December 31, 2015, Seaboard’s fleet consisted of approximately 22 chartered and 3 owned vessels, and dry, refrigerated and specialized containers and other related equipment.

FORM 10-K

SEABOARD CORPORATION

Sugar Division – Seaboard, through its subsidiaries, Ingenio y Refineria San Martin del Tabacal S.R.L. and Alconoa S.R.L., as well as other Argentine non-consolidated affiliates, grows sugarcane, which it uses to produce refined sugar and alcohol in Argentina. This division also purchases sugar in bulk from third parties mostly within Argentina for subsequent resale. The sugar products are mostly sold in Argentina, primarily to retailers, soft drink manufacturers, and food manufacturers, with some exports to the U.S. and other South American countries. Seaboard grows a large portion of the sugarcane on the nearly 70,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, one of the largest in Argentina, with a current processing capacity of approximately 250,000 metric tons of sugar and approximately 15 million gallons of alcohol per year. Also, this division owns a 51 megawatt cogeneration power plant that is fueled by using sugarcane by-products, natural gas and other biomass when available.

Power Division – Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., is an independent power producer generating electricity for the local power grid in the Dominican Republic. Seaboard operates one owned floating power generating facility with capacity to generate approximately 108 megawatts of electricity. The facility is secured on the Ozama River in Santo Domingo, Dominican Republic. This operation is exempt from U.S. regulations under the Public Utility Holding Company Act of 1938, as amended. Seaboard is not directly involved in the transmission or distribution of electricity. Seaboard primarily sells on the spot market accessed primarily by wholly government-owned distribution companies or partially government-owned generation companies. This division also has a 29.9% noncontrolling interest in a 300 megawatt electricity generating facility in the Dominican Republic.

Turkey Segment – Seaboard has a 50% noncontrolling voting interest in Butterball, LLC (“Butterball”). Butterball is a vertically integrated producer, processor and marketer of branded and non-branded turkey and other products. Butterball has four processing plants, three further processing plants and numerous live production and feed milling operations located in North Carolina, Arkansas, Missouri, Illinois and Kansas. Butterball produces over one billion pounds of turkey each year. Butterball is a national supplier to retail and foodservice outlets, and also exports products to Mexico and numerous other foreign markets.

Other Businesses – Seaboard processes jalapeño peppers at its plant in Honduras, which are primarily shipped to and sold in the U.S.

The information required by this item with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is set forth in Note 12 to the Consolidated Financial Statements included in Seaboard’s Annual Report to Stockholders, which information is incorporated herein by reference.

(ii) Status of Product or Segment

On May 13, 2015, the Pork Division agreed to contribute up to $207 million through 2019 to jointly develop and operate a pork processing facility in Sioux City, Iowa with Triumph. The facility is anticipated to begin operations in mid-2017. As part of the operations, Seaboard agreed to provide a portion of the hogs to be processed at the facility. In February 2016, the Pork Division and a newly formed limited liability partnership that will be consolidated with Seaboard paid $148 million to acquire hog inventory and related assets in Iowa and Colorado that is expected to increase Seaboard’s hog production capacity to meet the majority of such hog supply commitment for single shift processing at the new plant. Seaboard anticipates buying additional hog inventory and related assets during 2016 to fulfill the remaining amount of such hog supply commitment.

In the second quarter of 2015, Daily’s began construction on a third further processing plant located in St. Joseph, Missouri. Operations are expected to begin in mid-2016. To date, construction funding has been provided by current operations.

The Commodity Trading and Milling Division took delivery of two dry bulk vessels built for a total cost of approximately $45 million during 2015. An additional vessel was delivered in January 2016 and the final vessel is expected to be delivered during the first half of 2016 for a total cost of approximately $45 million. Seaboard entered into sales-leaseback transactions for the vessels delivered and anticipates selling and leasing back the

FORM 10-K

SEABOARD CORPORATION

remaining vessel when completed, which would result in Seaboard receiving back the amounts spent to build the vessels.

Also the Commodity Trading and Milling Division made various investments in affiliates. During the second quarter of 2015, the Commodity Trading and Milling Division invested $10 million in an oilseed crushing business in the Republic of Turkey for a 25% noncontrolling interest, $8 million in a flour milling and pasta business in Botswana for a 49% noncontrolling interest and $10 million in a commodity trading and flour milling business in Uruguay for a 45% noncontrolling interest, all accounted for using the equity method. In addition, this division invested $18 million in a grain trading and poultry business in Morocco for a 12% noncontrolling interest, which is accounted for using the cost method. During the fourth quarter of 2015, Seaboard contributed $13 million in cash, a small amount of other assets, certain employees and rights to sell certain agricultural commodities that Seaboard had previously sold through its subsidiary, PS International, LLC, for a 40% noncontrolling interest in a commodity trading business in Atlanta, Georgia.

In April 2015, the Power Division invested $10 million in a business operating a 300 megawatt electricity generating facility in the Dominican Republic, increasing Seaboard’s ownership interest to 29.9%.

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

The Pork Division uses registered trademarks relating to its products, including Seaboard Farms®, Prairie Fresh®, A Taste Like No Other®, St. Joe Pork®, High Plains Bioenergy®, Prairie Fresh Prime®, Seaboard Foods®, Cook in Bag®, 67th Street™ and The Thrill Without The Grill®. The Pork Division’s non-consolidated affiliate, Daily’s Premium Meats, LLC, uses the trademarks Daily’s®, Daily’s Premium Meats Since 1893®, Buffet Brand® and Del Pueblo®. Seaboard considers the use of these trademarks important to the marketing and promotion of its pork products.

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

FORM 10-K

SEABOARD CORPORATION

(vii) Depending on a Single Customer or Few Customers

Seaboard does not have sales to any one customer equal to 10% or more of consolidated revenues. Historically, the Commodity Trading and Milling Division derives a significant portion of its operating income from sales to a non-consolidated affiliate. The Sugar Division derives approximately 20% of its revenues from one customer. The Power Division sells power in the Dominican Republic on the spot market accessed primarily by three wholly government-owned companies. No other division has sales to a few customers which, if lost, would have a material adverse effect on any such division or on Seaboard taken as a whole.

(viii) Backlog

Backlog is not material to Seaboard’s businesses.

(ix) Government Contracts

No material portion of Seaboard’s business involves government contracts.

(x) Competitive Conditions

Competition in Seaboard’s Pork Division comes from a variety of national, international and regional producers and processors and is based primarily on product quality, customer service and price. According to Successful Farming and Informa Economics, trade publications, Seaboard was ranked number three in pork production (based on sows in production) and number four in processing (based on daily processing capacity) in the U.S. (including Triumph volume) in 2015.

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

Seaboard’s sugar business owns one of the largest sugar mills in Argentina and faces significant competition for sugar sales in the local Argentine market. Sugar prices in Argentina can fluctuate compared to world markets due to Argentine government price control and protection policies. High sugarcane production volumes in Argentina, in conjunction with low international sugar and alcohol prices, have increased competition in the domestic market.

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

(xi) Research and Development Activities

Seaboard and its Turkey Segment each conduct research and development activities focused on various aspects of their vertically integrated pork and turkey processing systems, including improving product quality, production processes, animal genetics, nutrition and health. Incremental costs incurred to perform these tests are expensed as incurred and are not material to operating results.

(xii) Environmental Compliance

Seaboard and its Turkey Segment are subject to numerous Federal, State and local provisions relating to the environment which require the expenditure of funds in the ordinary course of business. Seaboard and its Turkey

FORM 10-K

SEABOARD CORPORATION

Segment do not anticipate making expenditures for these purposes, that, in the aggregate would have a material or significant effect on Seaboard’s financial condition or results of operations.

(xiii) Number of Persons Employed by Registrant

As of December 31, 2015, Seaboard, excluding non-consolidated affiliates, had 10,772 employees, of whom 5,541 were employed in the U.S. Approximately 2,050 employees in Seaboard’s Pork Division were covered by collective bargaining agreements as of December 31, 2015. Seaboard considers its employee relations to be satisfactory.

(d)	Financial Information about Geographic Areas

In addition to the narrative disclosure provided below, the financial information relating to export sales required by this item is incorporated herein by reference to Note 12 to the Consolidated Financial Statements included in Seaboard’s Annual Report to Stockholders.

Seaboard considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located to be satisfactory, but foreign operations in lesser-developed countries are subject to risks of doing business such as potential civil unrests and government instabilities, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, sales price controls, currency inconvertibility and devaluation, and currency exchange controls. To minimize certain of these risks, Seaboard has insured its investment in an affiliated flour mill in the Democratic Republic of Congo to the extent available and deemed appropriate against certain of these risks with the Overseas Private Investment Corporation, an agency of the U.S. Government. At the date of this report, Seaboard is not aware of any situations which could have a material effect on Seaboard’s business.

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

FORM 10-K

SEABOARD CORPORATION

until the next such annual meeting or until their respective successors are duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was elected.

Name (Age)	Positions and Offices with Registrant and Affiliates
Steven J. Bresky (62)	President and Chief Executive Officer
Robert L. Steer (56)	Executive Vice President, Chief Financial Officer
David M. Becker (54)	Senior Vice President, General Counsel and Secretary
David S. Oswalt (48)	Senior Vice President, Finance and Treasurer
James L. Gutsch (62)	Senior Vice President, Engineering
Ralph L. Moss (70)	Senior Vice President, Governmental Affairs
David H. Rankin (44)	Senior Vice President, Taxation and Business Development
Michael D. Trollinger (47)	Vice President, Corporate Controller and Chief Accounting Officer
Ty A. Tywater (46)	Vice President, Audit Services
Terry J. Holton (56)	President, Seaboard Foods LLC
David M. Dannov (54)	President, Seaboard Overseas and Trading Group
Edward A. Gonzalez (50)	President, Seaboard Marine Ltd.

Mr. Bresky has served as President and Chief Executive Officer of Seaboard since July 2006.

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

Mr. Rankin has served as Senior Vice President, Taxation and Business Development since April 2015 and previously as Vice President, Taxation and Business Development since April 2013 and Vice President of Seaboard from 2010 to 2013.

Mr. Trollinger has served as Vice President, Corporate Controller and Chief Accounting Office of Seaboard since March 2015. Prior to that, he served as Vice President Finance & Operational Reporting for Jack Cooper Enterprises, Inc. from 2011 to 2015.

Mr. Tywater has served as Vice President, Audit Services of Seaboard since November 2008.

Mr. Holton has served as President of Seaboard Foods LLC since December 2011 and previously as Senior Vice President, Sales and Marketing since September 1997.

Mr. Dannov has served as President of Seaboard Overseas and Trading Group since August 2006.

Mr. Gonzalez has served as President of Seaboard Marine Ltd. since January 2005.

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

FORM 10-K

SEABOARD CORPORATION

(a)	General

(1)	Seaboard’s Operations are Subject to the General Risks of the Food Industry. The divisions of the business that are in the food products manufacturing industry are subject to the risks posed by:
•	food spoilage or food contamination;
•	evolving consumer preferences and nutritional and health-related concerns;
•	federal, state, national, provincial and local food processing regulations;
•	consumer product liability claims;
•	product tampering; and
•	public perception of food production practices, including handling of production and live animals.

If one or more of these risks were to materialize, Seaboard’s revenues could decrease, costs of doing business could increase, and Seaboard’s operating results could be adversely affected.

(2)

International Operations Subject Seaboard to Risks That Could Have a Significant Impact on Seaboard’s Business. Seaboard is a diverse agribusiness and transportation company with global operations in several industries. Most of the sales and costs of Seaboard’s divisions are significantly influenced by worldwide fluctuations in commodity prices or changes in foreign political and economic conditions. Accordingly, sales, operating income and cash flows can fluctuate significantly from year to year. In addition, Seaboard’s international activities pose risks not faced by companies that limit themselves to U.S. markets. These risks include:

•	changes in foreign currency exchange rates;
•	foreign currency exchange controls;
•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
•	hyperinflation;
•	heightened customer credit and execution risk;
•	tariffs, other trade protection measures and import or export licensing requirements;
•	potentially negative consequences from changes in tax laws;
•	different legal and regulatory structures and unexpected changes in legal and regulatory requirements;
•	negative perception within a foreign country of a U.S. company doing business in that foreign country;
•

compliance with U.S. laws and regulations for conducting international business such as Foreign Account Tax Compliance Act, Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;

•	expropriation, civil unrest and government instabilities; and
•	inconsistent application or enforcement of local laws, including tax laws.

Seaboard cannot provide assurance that it will be successful in competing effectively in international markets.

(3)

Deterioration of Economic Conditions Could Negatively Impact Seaboard’s Business. Seaboard’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our meat products, grains and shipping services, or the cost and availability of our needed raw materials and packaging materials, thereby negatively affecting our financial results. The current national and global economic conditions, could, among other things:

•	impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by customers and suppliers;
•	negatively impact global demand for protein and grain-based products, which could result in a reduction of sales, operating income and cash flows;
•	decrease the value of our investments in equity and debt securities, including pension plan assets, causing losses that would adversely impact our net earnings; and
•	impair the financial viability of our insurers.

FORM 10-K

SEABOARD CORPORATION

(4)	Ocean Transportation Has Inherent Risks. Seaboard’s owned and chartered vessels along with related cargoes are at risk of being damaged or lost because of events such as:

•	bad weather;
•	mechanical failures;
•	grounding, fire, explosions and collisions;
•	human error; and
•	war, piracy and terrorism.

All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of Seaboard’s vessels were involved in an accident, the resulting media coverage could have a material adverse effect on Seaboard’s business, financial condition and results of operations.

(5)

Seaboard’s Common Stock is Thinly Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held and thinly traded on a daily basis on the NYSE MKT.  Seaboard Flour LLC and SFC Preferred LLC, which are beneficially owned by Mr. Steven Bresky, President and Chief Executive Officer of Seaboard and other members of the Bresky family, hold approximately 76% of Seaboard outstanding common stock.  Accordingly, the price of a share of common stock can fluctuate more significantly from day-to-day than that of a share of widely held stock that is actively traded on a daily basis.

(6)

Seaboard has Investments in Non-consolidated Affiliates that are Managed by Third-parties. Seaboard has several equity method investments in which it owns 50% or less, with various third-party investors owning the remaining shares. Due to the ownership structure of these affiliates, Seaboard does not have control in all the decision making of these companies and could be exposed to various business risks if the business partners’ business practices do not align with Seaboard’s best interests, which could adversely impact the non-operating results of the Seaboard.

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

(2)

Increases in Costs of Seaboard’s Feed Components and Third-Party Hog Purchases Could Adversely Affect Seaboard’s Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and can be materially affected by commodity price fluctuations for corn and soybean meal. The results of Seaboard’s Pork Division can be negatively affected by increased costs of Seaboard’s feed components. The continued operation of ethanol plants has elevated this risk as it has increased the competing demand for feed ingredients, primarily corn. Similarly, accounting for approximately 24% of Seaboard’s total hogs slaughtered, the cost of third-party hogs purchased fluctuates with market conditions and can have an impact on Seaboard’s total costs. The cost and supply of feed components and the third party hogs that Seaboard purchases are determined by constantly changing market forces of supply and demand, which are driven by matters over which Seaboard has no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports and governmental agricultural policies. Seaboard attempts to manage certain of these risks through the use of financial instruments; however, this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork prices correspondingly increase, increases in the prices of Seaboard’s feed components or in the cost of third-party hogs purchased would adversely affect Seaboard’s operating margins.

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

(4)

The Loss of Seaboard’s Sole Hog Processing Facility Could Adversely Affect Seaboard’s Business.  Seaboard’s Pork Division is largely dependent on the continued operation of a single hog processing facility. The loss of or

FORM 10-K

SEABOARD CORPORATION

damage to this facility for any reason, including fire, tornado, governmental action or other reason, could adversely affect Seaboard and Seaboard’s pork business.
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

(6)

Health Risk to Livestock Could Adversely Affect Production, the Supply of Raw Materials and Seaboard’s Business. Seaboard is subject to risks relating to its ability to maintain animal health and control diseases. The general health of the hogs and the reproductive performance of the sows can have an adverse impact on production and production costs, the supply of raw material to Seaboard’s pork processing operations and consumer confidence. If Seaboard’s hogs are affected by disease, Seaboard may be required to destroy infected livestock, which could adversely affect Seaboard’s production or ability to sell or export its products. Moreover, the herd health of third-party suppliers could adversely affect the supply and cost of hogs available for purchase by Seaboard. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Seaboard’s food products.

(7)

If Seaboard’s Pork Products Become Contaminated, Seaboard May be Subject to Product Liability Claims and Product Recalls. Pork products may be subject to contamination by disease producing organisms. These organisms are generally found in the environment and as a result, regardless of the manufacturing practices employed, there is a risk that they could be present in Seaboard’s processed pork products as a result of food processing. Once contaminated products have been shipped for distribution, illness and death may result if the organisms are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on Seaboard’s business, reputation, prospects, results of operations and financial condition.

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

(10)

Difficulties Could Be Experienced in the Construction and Start-up of the New Pork Processing Facility. The Pork Division has agreed to contribute up to $207 million to jointly develop a new pork processing facility in Sioux City, Iowa. Significant operational delays, difficulty in hog procurement, or other difficulties encountered in the start-up of operations could have an adverse effect on results of operations.

(c)	Commodity Trading & Milling Division
(1)

This Division is Subject to Risks Associated with Foreign Operations. This division principally operates in Africa, South America, the Caribbean and Asia and, in most cases, in what are generally regarded to be lesser developed countries. Many of these foreign operations are subject to risks of doing business in lesser-developed countries which are subject to potential civil unrests and government instabilities, increasing the exposure to potential

FORM 10-K

SEABOARD CORPORATION

expropriation, confiscation, war, insurrection, civil strife and revolution, corruption, currency inconvertibility and devaluation, and currency exchange controls, in addition to the risks of overseas operations mentioned in clause (a)(2) above. In addition, foreign government policies and regulations could restrict the purchase of various grains, reducing or limiting Seaboard’s ability to access grains or to limit Seaboard’s sales price for grains sold in local markets.

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

(4)

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

(5)

This Division Faces Increasing Competition.  This division is experiencing increasing competition in certain foreign markets by well capitalized originators and traders of commodities making sales directly to end-use customers. If various grain originators refuse to sell commodities to Seaboard for sale in these foreign markets, this could make it more challenging for Seaboard to purchase commodities for sale to its customers at competitive prices. Seaboard’s sales volume and sale prices for commodities to customers, as well as results of operations, could be adversely impacted by such increased competition.

(d)	Marine Division
(1)

The Demand for this Division’s Services Are Affected by International Trade and Fluctuating Freight Rates. This division provides cargo shipping services primarily from the U.S. to many different countries in the Caribbean Basin and Central and South America. In addition to the risks of overseas operations mentioned in (a)(2) above, fluctuations in economic conditions, unstable or hostile local political situations in the countries in which Seaboard operates, can affect import/export trade volumes and cargo freight rates and adversely affect Seaboard’s results of operations.

(2)

Chartered Ships Are Subject to Fluctuating Rates. Time-charter expenses are one of the division’s largest expenses. Certain ships are under charters longer than one year while others are less than one year. These costs can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a charter contract for more or less than one year will be favorable to Seaboard’s business. Accordingly, entering into long-term charter hire contracts during periods of decreasing charter hire costs, or short-term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on Seaboard’s results of operations.

FORM 10-K

SEABOARD CORPORATION

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

(4)

Hurricanes May Disrupt Operations in the Caribbean Basin. Seaboard’s port operations throughout the Caribbean Basin can be subject to disruption due to hurricanes, especially at Seaboard’s major ports in Miami, Florida and Houston, Texas, which could have an adverse effect on Seaboard’s results of operations.

(5)

This Division is Subject to Complex Laws and Regulations that May Adversely Affect the Revenues, Cost, Manner or Feasibility of Doing Business. Federal, state and local laws and domestic and international regulations governing worker health and safety, environmental protection, port and terminal security, and the operation of vessels, including fuel regulations, significantly affect Seaboard’s operations, including rate discussions and other related arrangements. Many aspects of the marine industry, including rate agreements and vessel space sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, and to regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions, the suspension or termination of Seaboard’s operations or detention of its vessels. In addition, future changes in laws, regulations and standards, including allowed freight rate discussions and other related arrangements, may result in additional costs or a reduction in revenues.

(6)

The Division’s Revenues and Cost Structure is Dependent on the Continuation of Cost Sharing Arrangements. The division has entered into vessel cost sharing arrangements with other service providers that are short term in nature. If they are unable to be renewed or renewed with unfavorable terms it could result in a negative impact to the business.

(e)	Sugar Division
(1)

The Success of this Division Depends on the Condition of the Argentinean Economy, Currency and Political Climate. This division operates a sugar mill, alcohol production and power generation facility in Argentina, locally growing a substantial portion of the sugarcane processed at the mill. Fluctuations in economic conditions or changes in the Argentine political climate can have an impact on the costs of operations, the sales prices of products and export opportunities and the exchange rate of the Argentine peso to the U.S. dollar. In this regard, local sales prices are affected by government price control and sugar import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets. If import duties are changed, this could have a negative impact on Seaboard’s sale price of its products. In addition, the majority of the sales are within Argentina and the Argentine government attempts to control inflation through retail price controls on mass consumption products, including sugar, which could adversely impact the local sales price of its products and the results of operations for this division. A devaluation of the Argentine peso would have a negative impact on Seaboard’s financial position.

(2)

This Division is Subject to the Risks that Are Inherent in any Agricultural Business. Seaboard’s results of operations for this division may be adversely affected by numerous factors over which Seaboard has little or no control and that are inherent in any agricultural business, including reductions in the market prices for Seaboard’s products, adverse weather and growing conditions, pest and disease problems, and new government regulations regarding agriculture and the marketing of agricultural products. Of these risks, weather particularly can adversely affect the amount and quality of the sugarcane produced by Seaboard and Seaboard’s competitors located in other regions of Argentina.

FORM 10-K

SEABOARD CORPORATION

(3)

The Loss of this Division’s Sole Processing Facility Would Adversely Affect the Business. Seaboard’s Sugar Division is largely dependent on the continued operation of a single processing facility. The loss of or damage to this facility for any reason, including fire, tornado, earthquake, governmental action, labor unrest resulting in labor strikes or other reasons, would adversely affect the business of this division.

(4)

Labor Relation Challenges Could Adversely Affect Operations. This division is dependent on unionized labor at its single sugar mill in Argentina. The political and economic environment in Argentina makes normal labor relations very challenging. Contributing to the situation are the policies of Argentina’s government and the failure of the Argentine courts to enforce contractual obligations with unions and basic property rights. Interruptions in production as a result of labor unrest can adversely impact the quantity of sugarcane harvested and the amount of sugar, alcohol and power produced and can interfere with the distribution of products stored at the facility in the Salta Province.

(5)

The Operating Profit of the Alcohol Production Facility Could Be Adversely Impacted by Government Regulations. The profitability of Seaboard’s alcohol production facility could be adversely affected by Argentine government regulations related to the bio-ethanol market regarding production quotas and fuel blends. In addition, the entry of corn alcohol producers in Argentina has increased competition. Unfavorable changes in market prices over extended periods of time or adverse changes in the Argentine government’s regulations regarding bio-ethanol production quotas and fuel blends, could adversely affect Seaboard’s results of operations.

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
(1)

This Division is Subject to Risks of Doing Business in the Dominican Republic. In addition to significant currency fluctuations and the other risks of overseas operations mentioned in clause (a)(2) above, this division can experience difficulty in obtaining timely collections of trade receivables from the government owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. Currently, the Dominican Republic does not allow a free market to enable prices to rise with demand, which could limit Seaboard’s profitability in this business. The government has the ability to arbitrarily decide which power units will be able to operate, which can ultimately determine spot market prices for electricity generated and sold into the power grid and thus could have adverse effects on results of operations.

(2)

Fluctuations in Fuel Costs Could Adversely Affect Seaboard’s Operating Margins. Fuel is the largest cost component of this division’s business and, therefore, margins may be adversely affected by fluctuations in fuel prices if such fluctuations cannot be fully passed to customers through the spot market price mechanism.

(3)

Supply of Natural Gas is Limited in the Dominican Republic. Supply of natural gas in the Dominican Republic is limited to one primary supplier. Although the barge can run on other types of fuel, supply disruptions of natural gas could have a negative impact on this division’s operating income.

(4)

The Loss of the Division’s Sole Facility would Adversely Affect the Business. Seaboard’s Power Division is dependent on the continued operation of a single facility. The loss of or damage to this facility for any reason, including fire, tornado, earthquake, governmental actions or labor unrest resulting in labor strikes or other reasons would adversely affect the business of this division.

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

FORM 10-K

SEABOARD CORPORATION

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

(3)

Adverse Operating Results Could Result in Need for Additional Investment.  Butterball has third-party bank loan facilities separate from Seaboard, which are secured by substantially all of the assets of Butterball. Adverse operating results could cause Butterball to default on such loan facilities, which could result in a significant adverse impact on Butterball’s financial position, or result in Seaboard needing to increase Seaboard’s investment in Butterball.

(4)

Decreased Perception of Value in the Butterball’s Brand Could Adversely Affect Sales Quantity and Price of Butterball Products.  Butterball is a premium brand name, built on a long history of offering a quality product that has been differentiated in the market. The value of the Butterball brand allows for sales of a higher unit price than other turkey products. In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts. In addition, negative news reports for any reason in a variety of areas on the company or the turkey/poultry industry could negatively impact this brand perception and Butterball’s results of operations and the value of Seaboard’s investment in Butterball.

(5)

The Loss of Butterball’s Primary Further Processing Facility Could Adversely Affect Butterball’s Business. Although Butterball has four processing plants and three further processing plants, Butterball is disproportionately dependent on the continued operation of the processing plant in Mt. Olive, North Carolina that handles a significant volume of the production of further processed turkey products. The loss of or damage to this facility for any reason, including fire, tornado, governmental action or other reason, could adversely affect the results of operations for Butterball and the value of Seaboard’s investment in Butterball.

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

(7)

Health Risk to Poultry Could Adversely Affect Production, the Supply of Raw Materials and Butterball’s Business. Butterball is subject to risks relating to its ability to maintain animal health and control diseases, such as avian influenza. The general health of the turkeys and reproductive performance can have an adverse impact on production and production costs, the supply of raw material to Butterball’s processing operations and consumer confidence. If Butterball’s turkeys are affected by disease, Butterball may be required to destroy infected birds, which could adversely affect Butterball’s production or ability to sell or export its products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Butterball food products, resulting in an adverse effect on Butterball’s results of operations and the value of Seaboard’s investment in Butterball.

(8)

Butterball May be Unable to Obtain Appropriate Personnel at Remote Locations.  The remote locations of some of the turkey processing plants and live turkey operations, along with a more restrictive national policy on immigration, could negatively affect the availability and cost of labor. Butterball is dependent on having sufficient properly trained operations personnel. Attracting and retaining qualified personnel is important to Butterball’s success. The inability to acquire and retain the services of such personnel could have a material adverse effect on Butterball’s operations and the value of Seaboard’s investment in Butterball.

Item 1B.  Unresolved Staff Comments

None

FORM 10-K

SEABOARD CORPORATION

Item 2.  Properties

As of December 31, 2015, Seaboard’s principal properties by Division are described below:

(1)   Pork - Seaboard’s Pork Division owns a hog processing plant in Guymon, Oklahoma, which opened in 1995. It has a daily double shift capacity to process approximately 20,500 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations consist of the breeding and raising of approximately four million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This business owns and operates five centrally located feed mills, which have a combined capacity to produce approximately two million tons of formulated feed annually. These feed mills are used primarily to support Seaboard’s existing hog production, and have the capability of supporting additional hog production in the future. These facilities are located in Oklahoma, Texas, Kansas and Colorado. The Pork Division also operates a ham-boning and processing plant in Mexico that has the capacity to process 96 million pounds of ham annually.

The Pork Division owns a biodiesel plant in Guymon, Oklahoma with the capacity to produce 36 million gallons of biodiesel annually, which is currently produced from pork fat from Seaboard’s Guymon pork processing plant and from animal fat supplied by non-Seaboard facilities. The facility can also produce biodiesel from vegetable oil.

Seaboard’s Pork Division’s non-consolidated affiliate, Daily’s, owns two bacon further processing plants located in Salt Lake City, Utah and Missoula, Montana. These plants are utilized near capacity throughout the year, which is a combined daily smoking capacity of approximately 350,000 pounds of raw pork bellies. In the second quarter of 2015, Daily’s began construction on a third further processing plant located in St. Joseph, Missouri, which is expected to have daily capacity of 230,000 pounds of raw pork bellies. Operations are anticipated to begin in mid-2016.

Also, the Pork Division and Triumph formed another joint venture during 2015 to develop and operate a pork processing facility in Sioux City, Iowa, which is anticipated to begin operations in mid-2017. The plant is expected to process about three million market hogs annually operating a single shift.

(2)   Commodity Trading and Milling - Seaboard’s Commodity Trading and Milling Division owns, in whole or in part, grain-processing and related agribusiness operations in 19 countries which have the capacity to mill approximately 10,300 metric tons of wheat and maize per day. In addition, Seaboard has feed mill capacity of approximately 175 metric tons per hour to produce formula animal feed. The grain-processing and related agribusiness operations located in Botswana, Brazil, Colombia, Democratic Republic of Congo, Ecuador, Gambia, Ghana, Guyana, Haiti, Jamaica, Kenya, Lesotho, Madagascar, Mozambique, Nigeria, Republic of Congo, South Africa, Turkey, Uganda, Uruguay, and Zambia own their facilities; and in Kenya, Lesotho, Mozambique, Nigeria, and Republic of Congo the land on which the facilities are located is leased under long-term agreements. Certain foreign milling operations may operate at less than full capacity due to low demand, poor consumer purchasing power, excess milling capacity in their competitive environment or imported flour. In addition, this division has an investment through non-consolidated affiliates in poultry businesses operating in parts of Eastern and Southern Africa. This division also has an investment through a non-consolidated affiliate in a bakery business in the Democratic Republic of Congo. Seaboard owns three 18,900 metric ton deadweight dry bulk carriers and charters between 29 and 52 bulk carriers with deadweights ranging from 5,000 to 76,000 metric tons under short-term agreements. The Commodity Trading and Milling Division took delivery of two dry bulk vessels built for a total cost of approximately $45 million during 2015. An additional vessel was delivered in January 2016, and the final vessel is expected to be delivered during the first half of 2016 for a total cost of approximately $45 million. Seaboard entered into sales-leaseback transactions for the vessels delivered and anticipates selling and leasing back the remaining vessel when completed, which would result in Seaboard receiving back the amounts spent to build the vessels.

(3)   Marine - Seaboard’s Marine Division leases approximately 267,000 square feet of off-port warehouse space and 95 acres of port terminal land and facilities in Miami, Florida, which are used in its containerized cargo operations. Seaboard also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling approximately 690,000 square feet for cargo storage. At December 31, 2015, Seaboard owned three ocean cargo vessels with deadweights ranging from 7,700 to 11,000 metric tons. In addition, Seaboard chartered approximately 22 vessels under contracts that typically range from approximately six months to three years with

FORM 10-K

SEABOARD CORPORATION

deadweights ranging from approximately 8,000 to 33,900 metric tons but has also entered into some longer-term charters up to ten years. Seaboard owns or leases dry, refrigerated and specialized containers and other related equipment.

(4)   Sugar - Seaboard’s Argentine Sugar Division owns nearly 70,000 acres of planted sugarcane and a sugar mill with a current capacity to process approximately 250,000 metric tons of sugar and an alcohol distillery with a current capacity of approximately 15 million gallons of alcohol per year. This capacity is sufficient to process all of the cane harvested by this division and additional quantities purchased from third party farmers in the region. Depending on local market conditions, this business also purchases third-party sugar for resale. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar and alcohol produced. The Sugar Division also owns a 51 megawatt cogeneration power plant that supplies electricity to the Argentine power grid under renewable energy contracts with an Argentine state owned company. The plant is powered by the burning of sugarcane by-products, natural gas and other biomass when available.

(5)   Power - Seaboard’s Power Division owns one floating electric power generating facility (108 megawatts). The facility consists of a system of diesel engines mounted onto barge-type vessels located on the Ozama River in Santo Domingo, Dominican Republic. The owned facility is capable of using natural gas or heavy fuel oil. Seaboard operates as an independent power producer generating electricity for the local power grid. Seaboard is not directly involved in the transmission and distribution facilities that deliver the power to the end user.

(6)   Turkey – Seaboard’s Turkey Segment has a total of four processing plants, three further processing plants and numerous company and third-party live production facilities and feed milling operations, all of which are located in North Carolina, Arkansas, Missouri, Illinois and Kansas. These plants produce over one billion pounds of turkey each year.

(7)   Other - Seaboard owns a jalapeño pepper processing plant and warehouse in Honduras.

In addition to the information provided above, the information under the caption “Principal Locations” of Seaboard’s Annual Report to Stockholders is incorporated herein by reference.

Management believes that Seaboard’s present facilities are adequate and suitable for its current purposes.

Item 3.  Legal Proceedings

The information required by this item is incorporated herein by reference to Note 10 to the Consolidated Financial Statements included in Seaboard’s Annual Report to Stockholders.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In December 2012, Seaboard declared and paid a dividend of $12.00 per share on the common stock. The amount of the dividend (which has historically been $0.75 per share on a quarterly basis or $3.00 per share on an annual basis) represented a prepayment of the annual 2013, 2014, 2015 and 2016 dividends ($3.00 per share per year). Therefore, Seaboard did not declare a dividend during the three years ended December 31, 2015, and does not currently intend to declare a dividend for 2016. As discussed in Note 7 to the Consolidated Financial Statements included in Seaboard’s Annual Report to Stockholders (which discussion is incorporated herein by reference), Seaboard’s ability to declare and pay dividends is subject to limitations imposed by debt agreements referred to there.

FORM 10-K

SEABOARD CORPORATION

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock, may be granted.

Seaboard presently may repurchase up to $100 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 11 to the Consolidated Financial Statements included in Seaboard’s Annual Report to Stockholders for further discussion. There were no purchases made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Commission) of shares of Seaboard’s common stock during the fourth quarter of the fiscal year covered by this report.

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions of “Stockholder Information - Stock Listing,” “Quarterly Financial Data” and “Company Performance Graph” of Seaboard’s Annual Report to Stockholders.

Item 6.  Selected Financial Data

The information required by this item is incorporated herein by reference to the “Summary of Selected Financial Data” of Seaboard’s Annual Report to Stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Seaboard’s Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the information under the caption “Derivative Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Derivative Instruments and Hedging Activities” within Note 1, and Note 8 of Seaboard’s Consolidated Financial Statements of Seaboard’s Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the information under the captions “Quarterly Financial Data,” “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Changes in Equity” and “Notes to Consolidated Financial Statements” included in Seaboard’s Annual Report to Stockholders and attached as Exhibit 13 to this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of December 31, 2015, Seaboard’s management has evaluated, under the direction of our chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) rule 13a-15(e). Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design

FORM 10-K

SEABOARD CORPORATION

of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Reports on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting and the attestation report of KPMG LLP, Seaboard’s independent registered public accounting firm, on Seaboard’s internal control over financial reporting, as defined in Exchange Act rule 13a-15(f), is incorporated herein by reference to all information under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, of Seaboard’s Annual Report to Stockholders and attached as Exhibit 13 to this report.

Change in Internal Control Over Financial Reporting – There have been no change in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

Item 9B.    Other Information

None.

FORM 10-K

SEABOARD CORPORATION

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information about the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K.

Seaboard has a Code of Ethics Policy (the “Code”) for directors, officers (including our chief executive officer, chief financial officer, chief accounting officer, and persons performing similar functions) and employees. Seaboard has posted the Code on its internet website, www.seaboardcorp.com, and intends to disclose any future changes and waivers to the Code by posting such information on that website.

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions “Item 1: Election of Directors,” “Board of Directors Information – Committees of the Board – Audit Committee,” “Board of Directors Information – Director Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Seaboard’s definitive proxy statement for the 2016 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2015 (“Proxy Statement”).

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the information under the captions “Board of Directors Information – Compensation of Directors,” “Executive Compensation and Other Information,” “Employment Arrangements with Named Executive Officers,” “Benefit Plans,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Discussion and Analysis” included in our Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock may be granted.

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions “Principal Stockholders” and “Share Ownership of Management and Directors” included in our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information under the captions “Compensation Committee Interlocks and Insider Participation,”  “Board of Directors Information – Controlled Corporation” and “Board of Directors Information – Committees of the Board” included in our Proxy Statement.

 Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information under the captions “Item 2: Selection of Independent Auditors” included in our Proxy Statement.

FORM 10-K

SEABOARD CORPORATION

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) List the following documents filed as a part of the report:

1. Financial statements.

The consolidated financial statements and accompanying notes are incorporated herein by reference to the Annual Report to Stockholders filed as Exhibit 13 hereto.

2. Financial statement schedules.

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related consolidated notes.

3. Exhibits.

Exhibit No.	Description

3.1	Seaboard Corporation Restated Certificate of Incorporation. Incorporated herein by reference to Exhibit 3.1 of Seaboard’s Form 10-Q for the quarter ended April 4, 2009.

3.2	Seaboard Corporation By-laws, as amended. Incorporated herein by reference to Exhibit 3.2 of Seaboard’s Form 10-K for fiscal year ended December 31, 2005.

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

10.4*

First Amendment to the Seaboard Corporation Retiree Medical Benefit Plan Effective March 25, 2015 and dated March 31, 2015. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended April 4, 2015.

10.5*

Seaboard Corporation Non-Qualified Deferred Compensation Plan Effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Nonqualified Deferred Compensation Plan dated December 29, 2005. Incorporated herein by reference to Exhibit 10.12 of Seaboard’s Form 10-K for fiscal year ended December 31, 2008.

10.6*

Amendment No. 1 to the Seaboard Corporation Non-Qualified Deferred Compensation Plan Effective January 1, 2009 and dated December 17, 2009. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-K for fiscal year ended December 31, 2009.

10.7*

Seaboard Corporation 409A Executive Retirement Plan Amended and Restated Effective January 1, 2013 and dated December 21, 2012, amending and restating the Seaboard Corporation Executive Retirement Plan, Amendment and Restatement dated December 22, 2008. Incorporated by reference to Exhibit 10.14 to Seaboard’s Form 10-K for fiscal year ended December 31, 2012.

FORM 10-K

SEABOARD CORPORATION

10.8*+	First Amendment to the Seaboard Corporation 409A Executive Retirement Plan effective as of January 1, 2015 and dated January 14, 2016.

10.9*

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

10.11*	Seaboard Corporation Investment Option Plan dated December 18, 2000. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for fiscal year ended December 31, 2000.

10.12*	Seaboard Corporation Executive Officers’ Bonus Policy. Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for fiscal year ended December 31, 2005.

10.13*

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

10.15*

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

10.18

Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations, dated May 30, 2008. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 30, 2008.

10.19

Amendment No. 1 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine, Ltd. for Marine Terminal Operations dated March 30, 2009. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.20

Amendment No. 2 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine, Ltd. for Marine Terminal Operations dated July 31, 2013. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.21

Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods, LLC, and for certain limited purposes only, the members of Triumph Foods, LLC. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 8-K dated February 3, 2004.

10.22	Seaboard Triumph Foods, LLC Subscription Agreement dated May 13, 2015. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 13, 2015.

FORM 10-K

SEABOARD CORPORATION

10.23	Term Loan Credit Agreement dated December 4, 2015. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated December 9, 2015.

10.24+

Asset Purchase Agreement by and among Christensen Farms & Feedlots, Inc., Christensen Farms Midwest, LLC, Seaboard Foods of Iowa, LLC, Seaboard Foods LLC and Woodford Creek Farms LLP dated January 26, 2016.

10.25+	First Amendment to the Asset Purchase Agreement dated February 6, 2016.

13+	Sections of 2015 Annual Report to Stockholders specifically incorporated herein by reference herein.

21+	List of subsidiaries.

31.1+	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Audited statements of Butterball, LLC as of and for the years ended January 3, 2016, December 28, 2014 and December 29, 2013.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Management contract or compensatory plan or arrangement.

+     Filed electronically herewith.

(b) Exhibits.

See exhibits identified above under Item 15(a)(3)

(c) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts	25
Schedule II – Report of Independent Registered Public Accounting Firm	26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEABOARD CORPORATION

By	/s/ Steven J. Bresky
Steven J. Bresky, Chairman of the Board,
President and Chief Executive Officer

Date:	February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Steven J. Bresky	February 25, 2016	Chairman of the Board, President,
Steven J. Bresky		Chief Executive Officer and
Director (principal executive
officer)

/s/ Robert L. Steer	February 25, 2016	Executive Vice President,
Robert L. Steer		Chief Financial Officer
(principal financial officer)

/s/ Michael D. Trollinger	February 25, 2016	Vice President, Corporate
Michael D. Trollinger		Controller and Chief Accounting
Officer (principal accounting
officer)

/s/ David A. Adamsen	February 25, 2016	Director
David A. Adamsen

/s/ Douglas W. Baena	February 25, 2016	Director
Douglas W. Baena

/s/ Edward I. Shifman, Jr.	February 25, 2016	Director
Edward I. Shifman, Jr.

Schedule II

SEABOARD CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In Millions)

	Balance at			Balance at
	beginning of year	Provision(1)	Net deductions(2)	end of year
Allowance for Doubtful Accounts:
Year Ended December 31, 2015	$12	13	(4)	$21
Year Ended December 31, 2014	$13	—	(1)	$12
Year Ended December 31, 2013	$12	3	(2)	$13

(1)The allowance for doubtful accounts provision is charged to selling, general and administrative expenses.

(2)Includes write-offs net of recoveries and currency translation adjustments.

	Balance at	Charged (credit)	Balance at
	beginning of year	to expense	end of year
Allowance for Deferred Tax Assets:
Year Ended December 31, 2015	$21	(2)	$19
Year Ended December 31, 2014	$18	3	$21
Year Ended December 31, 2013	$12	6	$18

	Balance at	Credit	Balance at
	beginning of year	to expense	end of year
Reserve for LIFO Valuation:
Year Ended December 31, 2015	$37	(9)	$28
Year Ended December 31, 2014	$62	(25)	$37
Year Ended December 31, 2013	$91	(29)	$62

See accompanying report of independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Seaboard Corporation:

Under date of February 25, 2016, we reported on the consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, as contained in the annual report on Form 10-K for the year 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule noted as Schedule II under Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Kansas City, Missouri
February 25, 2016