Form 10-Q
period 2016-04-02
SEABOARD CORP /DE/
filed 2016-05-06
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on April 29, 2016.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	April 2,	April 4,
(Millions of dollars except share and per share amounts)	2016	2015
Net sales:
Products (includes sales to affiliates of $224 and $212)	$1,066	$1,177
Services revenues	236	249
Other	17	26
Total net sales	1,319	1,452
Cost of sales and operating expenses:
Products	990	1,119
Services	212	219
Other	17	21
Total cost of sales and operating expenses	1,219	1,359
Gross income	100	93
Selling, general and administrative expenses	64	65
Operating income	36	28
Other income (expense):
Interest expense	(8)	(5)
Interest income	4	3
Interest income from affiliates	6	7
Income from affiliates	22	11
Other investment income, net	5	7
Foreign currency gains, net	7	1
Miscellaneous, net	(3)	(4)
Total other income, net	33	20
Earnings before income taxes	69	48
Income tax expense	(14)	(15)
Net earnings	$55	$33
Less: Net income attributable to noncontrolling interests	(1)	—
Net earnings attributable to Seaboard	$54	$33

Earnings per common share	$45.91	$28.11

Other comprehensive income (loss), net of income tax benefit of $10 and $0:
Foreign currency translation adjustment	(26)	(6)
Unrealized gain on investments	—	1
Unrecognized pension cost	1	1
Other comprehensive loss, net of tax	$(25)	$(4)
Comprehensive income	30	29
Less: Comprehensive income attributable to noncontrolling interests	(1)	—
Comprehensive income attributable to Seaboard	$29	$29

Average number of shares outstanding	1,170,550	1,170,550

See accompanying notes to Condensed Consolidated Financial Statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	April 2,	December 31,
(Millions of dollars except share and per share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$53	$50
Short-term investments	1,185	1,254
Receivables, net of allowance	451	510
Inventories	694	739
Other current assets	99	111
Total current assets	2,482	2,664
Net property, plant and equipment	907	831
Investments in and advances to affiliates	722	671
Notes receivable from affiliates	213	200
Other non-current assets	72	65
Total assets	$4,396	$4,431
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$146	$141
Current maturities of long-term debt	8	4
Accounts payable	193	239
Deferred revenue	100	93
Other current liabilities	272	289
Total current liabilities	719	766
Long-term debt, less current maturities	506	518
Deferred income taxes	30	41
Other liabilities and deferred credits	228	224
Total non-current liabilities	764	783
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,170,550 shares	1	1
Accumulated other comprehensive loss	(303)	(278)
Retained earnings	3,207	3,153
Total Seaboard stockholders’ equity	2,905	2,876
Noncontrolling interests	8	6
Total equity	2,913	2,882
Total liabilities and stockholders’ equity	$4,396	$4,431

See accompanying notes to Condensed Consolidated Financial Statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Cash flows from operating activities:
Net earnings	$55	$33
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	23	24
Deferred income taxes	—	(8)
Pay-in-kind interest and accretion on notes receivable from affiliates	(1)	(4)
Income from affiliates	(22)	(11)
Dividends received from affiliates	1	10
Other investment income, net	(5)	(7)
Other, net	—	1
Changes in assets and liabilities, net of acquisition:
Receivables, net of allowance	41	106
Inventories	48	18
Other current assets	9	(10)
Current liabilities, exclusive of debt	(38)	(31)
Other, net	6	2
Net cash from operating activities	117	123
Cash flows from investing activities:
Purchase of short-term investments	(171)	(225)
Proceeds from the sale of short-term investments	247	119
Proceeds from the maturity of short-term investments	5	4
Capital expenditures	(63)	(28)
Proceeds from the sale of fixed assets	44	—
Acquisition of business	(148)	—
Investments in and advances to affiliates, net	(24)	(18)
Long-term notes receivable issued to affiliates	(12)	—
Purchase of long-term investments	(9)	(3)
Other, net	—	(9)
Net cash from investing activities	(131)	(160)
Cash flows from financing activities:
Notes payable to banks, net	18	49
Net cash from financing activities	18	49
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents	3	12
Cash and cash equivalents at beginning of year	50	36
Cash and cash equivalents at end of period	$53	$48

See accompanying notes to Condensed Consolidated Financial Statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (“Seaboard”). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard’s investments in non-consolidated affiliates are accounted for by the equity method. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Seaboard for the year ended December 31, 2015 as filed in its annual report on Form 10-K. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard’s year-end is December 31.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year. As Seaboard conducts its commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, gross margin on non-consolidated affiliates cannot be clearly distinguished without making numerous assumptions primarily with respect to mark-to-market accounting for commodity derivatives.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with United States (“U.S.”) generally accepted accounting principles ("GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for doubtful accounts, valuation of inventories, impairment of long-lived assets, potential write-down related to investments in and advances to affiliates and notes receivable from affiliates, income taxes and accrued pension liability. Actual results could differ from those estimates.

Supplemental Non-Cash Transactions

Seaboard had notes receivable from affiliates that accrued pay-in-kind interest income, primarily from one affiliate. On January 4, 2016, the interest on this note receivable was modified to eliminate future pay-in-kind interest. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of this modification. Seaboard recognized $1 million and $4 million of non-cash, pay-in-kind interest income and accretion of discount for the first quarter ended April 2, 2016 and April 4, 2015, respectively, related to these notes receivable from affiliates.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance to develop a single, comprehensive revenue recognition model for all contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Seaboard is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures. Seaboard will be required to adopt this guidance on January 1, 2018, and it is currently anticipated that Seaboard will apply this guidance using the cumulative effect transition method.

In July 2015, the FASB issued guidance to simplify the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Seaboard believes the adoption of this guidance will not have a material impact on Seaboard’s financial position or net earnings.

In January 2016, the FASB issued guidance that requires entities to measure equity investments, other than those accounted for using the equity method of accounting, at fair value and recognize any changes in fair value in net income if a readily determinable fair value exists. For equity investments without readily determinable fair values, the cost method of accounting is also eliminated. An entity may elect to record these equity investments at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The new guidance is effective for interim and annual periods beginning after December 15, 2017. Seaboard is analyzing the impact of this new standard on certain of its equity investments and, at this time, cannot estimate the impact of adoption on net earnings.

In February 2016, the FASB issued guidance that a lessee should recognize in the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous guidance. For operating leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Seaboard is currently assessing the potential impact of this new standard.

Note 2 – Investments

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at April 2, 2016 and December 31, 2015.

	April 2, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
(Millions of dollars)	Cost	Value	Cost	Value
Money market funds	$133	$133	$81	$81
Total available-for-sale short-term investments	133	133	81	81
Domestic equity securities	466	469	475	466
Domestic debt securities	351	351	452	450
Foreign equity securities	119	114	120	120
High yield debt securities	94	93	108	104
Money market funds held in trading accounts	17	17	22	22
Collateralized loan obligation	10	8	10	10
Other trading securities	—	—	1	1
Total trading short-term investments	1,057	1,052	1,188	1,173
Total short-term investments	$1,190	$1,185	$1,269	$1,254

Seaboard had $76 million of equity securities denominated in foreign currencies at April 2, 2016, with $25 million in euros, $17 million in Japanese yen, $14 million in British pounds, $6 million in Swiss francs and the remaining $14 million in various other currencies. At December 31, 2015, Seaboard had $80 million of equity securities denominated in foreign currencies, with $25 million in euros, $20 million in Japanese yen, $15 million in British pounds, $7 million in Swiss francs and the remaining $13 million in various other currencies. Also, money market funds included $2 million and $3 million denominated in various foreign currencies at April 2, 2016, and December 31, 2015, respectively.

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the Condensed Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at April 2, 2016 and December 31, 2015:

	April 2,	December 31,
(Millions of dollars)	2016	2015
At lower of LIFO cost or market:
Live hogs and materials	$231	$210
Fresh pork and materials	32	26
	263	236
LIFO adjustment	(27)	(28)
Total inventories at lower of LIFO cost or market	236	208
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	281	330
Sugar produced and in process	34	52
Other	53	61
Total inventories at lower of FIFO cost or market	368	443
Grain, flour and feed at lower of weighted average cost or market	90	88
Total inventories	$694	$739

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. Seaboard’s U.S. federal income tax years are closed through 2011. Seaboard has been notified of the IRS’ intent to examine its 2013 U.S. income tax return. There have not been any material changes in unrecognized income tax benefits since December 31, 2015. Interest and penalties related to unrecognized tax benefits were not material for the three months ended April 2, 2016.

Note 5 – Derivatives and Fair Value of Financial Instruments

GAAP discusses valuation techniques, such as the market approach (prices and other relevant information generated by market conditions involving identical or comparable assets or liabilities), the income approach (techniques to convert future amounts to single present amounts based on market expectations including present value techniques and option-pricing), and the cost approach (amount that would be required to replace the service capacity of an asset, which is often referred to as replacement cost). Seaboard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad levels:

Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities that Seaboard has the ability to access at the measurement date.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of April 2, 2016 and also the level within the fair value hierarchy used to measure each category of assets and liabilities. Seaboard uses the end of the reporting period to determine if there were any transfers between levels. There were no transfers between levels that occurred in the first three months of 2016. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	April 2,
(Millions of dollars)	2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities – short-term investments:
Money market funds	$133	$133	$—	$—
Trading securities – short term investments:
Domestic equity securities	469	469	—	—
Domestic debt securities	351	351	—	—
Foreign equity securities	114	114	—	—
High yield debt securities	93	—	93	—
Money market funds held in trading accounts	17	17	—	—
Collateralized loan obligation	8	—	8	—
Trading securities – other current assets:
Domestic equity securities	29	29	—	—
Foreign equity securities	4	4	—	—
Fixed income mutual funds	3	3	—	—
Other	2	2	—	—
Derivatives
Commodities (1)	5	5	—	—
Foreign currencies	2	—	2	—
Total Assets	$1,230	$1,127	$103	$—
Liabilities:
Derivatives:
Commodities (1)	$8	$8	$—	$—
Interest rate swaps	7	—	7	—
Foreign currencies	14	—	14	—
Total Liabilities	$29	$8	$21	$—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts. As of April 2, 2016, the commodity derivatives had a margin account balance of $23 million resulting in a net other current asset in the Condensed Consolidated Balance Sheet of $19 million.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and also the level within the fair value hierarchy used to measure each category of assets.

	Balance
	December 31,
(Millions of dollars)	2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities – short-term investments:
Money market funds	$81	$81	$—	$—
Trading securities – short term investments:
Domestic equity securities	466	466	—	—
Domestic debt securities	450	450	—	—
Foreign equity securities	120	120	—	—
High yield debt securities	104	—	104	—
Money market funds held in trading accounts	22	22	—	—
Collateralized loan obligation	10	—	10	—
Other trading securities	1	—	1	—
Trading securities – other current assets:
Domestic equity securities	31	31	—	—
Foreign equity securities	5	5	—	—
Fixed income mutual funds	4	4	—	—
Other	3	2	1	—
Derivatives
Commodities (1)	4	4	—	—
Foreign currencies	8	—	8	—
Total Assets	$1,309	$1,185	$124	$—
Liabilities:
Derivatives:
Commodities (1)	$18	$18	$—	$—
Interest rate swaps	6	—	6	—
Total Liabilities	$24	$18	$6	$—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2015, the commodity derivatives had a margin account balance of $29 million resulting in a net other current asset in the Condensed Consolidated Balance Sheet of $15 million.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The amortized cost and estimated fair values of investments at April 2, 2016 and December 31, 2015 are presented in Note 2 to the Condensed Consolidated Financial Statements. The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s debt was issued during late 2015 and is variable-rate, carrying amount approximates fair value. If Seaboard’s debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy.

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. Since the derivatives discussed below are not accounted for as hedges, fluctuations in the related commodity prices, foreign currency exchange rates and interest rates could have a material impact on earnings in any given period. Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2015.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At April 2, 2016, Seaboard had open net derivative contracts to purchase 18 million bushels of grain and open net derivative contracts to sell 105 million pounds of hogs and 2 million gallons of heating oil. At December 31, 2015, Seaboard had open net derivative contracts to purchase 25 million pounds of hogs, 22 million bushels of grain, and 3 million pounds of sugar and open net derivative contracts to sell 8 million pounds of soybean oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the Condensed Consolidated Statements of Comprehensive Income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the Condensed Consolidated Statements of Comprehensive Income. At April 2, 2016 and December 31, 2015, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $162 million and $94 million, respectively, primarily related to the South African rand.

Interest Rate Exchange Agreements

During 2014 and 2015, Seaboard entered into four, approximately eight-year interest rate exchange agreements with mandatory early termination dates, which coincided with the anticipated delivery dates in 2015 and 2016 of dry bulk vessels to be leased. These agreements involved the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying notional amounts to mitigate the potential effects of fluctuations in interest rates on the anticipated dry bulk vessel leases. As of December 31, 2015, two agreements remained, each with a $22 million notional amount outstanding. In the first quarter of 2016, these agreements were terminated and not renewed with the delivery of the final two bulk vessels. Payments to unwind these agreements were $2 million.

During 2010, Seaboard entered into three ten-year interest rate exchange agreements to mitigate the effects of fluctuations in interest rates on variable-rate debt. These agreements involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. Seaboard pays a fixed rate and receives a variable rate of interest on the notional amounts of $25 million each.

At April 2, 2016 and December 31, 2015, Seaboard had three and five interest rate exchange agreements outstanding, respectively, with a total notional value of $75 million and $119 million, respectively. None of Seaboard’s outstanding interest rate exchange agreements qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps should the counterparties fail to perform according to the terms of the contracts. As of April 2, 2016, Seaboard had a maximum amount of loss due to credit risk in the amount of $2 million with three counterparties related to foreign currency exchange agreements and no counterparty credit risk related to the interest rate swaps. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2016 and April 4, 2015.

		Three Months Ended
		April 2,	April 4,
(Millions of dollars)		2016	2015
Commodities	Cost of sales	$—	$(6)
Foreign currencies	Cost of sales	(12)	(1)
Foreign currencies	Foreign currency	—	2
Interest rate	Miscellaneous, net	(3)	(5)

The following table provides the fair value of each type of derivative held as of April 2, 2016 and December 31, 2015 and where each derivative is included in the Condensed Consolidated Balance Sheets.

		Asset Derivatives			Liability Derivatives
		April 2,	December 31,		April 2,	December 31,
(Millions of dollars)		2016	2015		2016	2015
Commodities(1)	Other current assets	$5	$4	Other current liabilities	$8	$18
Foreign currencies	Other current assets	2	8	Other current liabilities	14	—
Interest rate	Other current assets	—	—	Other current liabilities	7	6

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts. As of April 2, 2016 and December 31, 2015, the commodity derivatives had a margin account balance of $23 million and $29 million, respectively, resulting in a net other current asset in the Condensed Consolidated Balance Sheets of $19 million and $15 million, respectively.

Note 6 – Employee Benefits

Seaboard maintains two defined benefit pension plans for its domestic salaried and clerical employees. At this time, no contributions are expected to be made to these plans in 2016. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Components of net periodic benefit cost:
Service cost	$2	$2
Interest cost	3	3
Expected return on plan assets	(2)	(2)
Amortization and other	1	1
Net periodic benefit cost	$4	$4

Note 7 – Notes Payable, Long-term Debt, Commitments and Contingencies

Notes Payable

All of the notes payable outstanding at April 2, 2016 related to foreign subsidiaries, with $66 million denominated in South African rand, $32 million denominated in Argentine pesos and $20 million denominated in Zambian kwacha. The weighted average interest rate for outstanding notes payable was 13.17% and 11.74% at April 2, 2016 and December 31, 2015, respectively. As of April 2, 2016, Seaboard had uncommitted bank lines totaling $371 million, of which $321 million of the uncommitted lines related to foreign subsidiaries. Seaboard’s borrowing capacity was reduced by $146 million outstanding under the uncommitted lines and letters of credit totaling $3 million. The notes payable under the credit lines are unsecured and do not require compensating balances.

Long-term Debt

The following is a summary of long-term debt:

	April 2,	December 31,
(Millions of dollars)	2016	2015
Term Loan due 2022	$500	$500
Foreign subsidiary obligations due 2020 through 2023	15	23
Total long-term debt at face value	515	523
Current maturities of long-term debt and unamortized discount	(9)	(5)
Long-term debt, less current maturities and unamortized discount	$506	$518

Foreign currency exchange rate fluctuations accounted for $8 million of the decrease in the total long-term debt from December 31, 2015 to April 2, 2016. The interest rate on the Term Loan due 2022 was 2.06% and 1.90% at April 2, 2016 and December 31, 2015, respectively. The weighted average interest rate on Seaboard’s Argentine subsidiary’s loans was 30.25% and 30.23% at April 2, 2016 and December 31, 2015, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of April 2, 2016.

Commitments

In 2015, Seaboard’s Pork segment and Triumph Foods, LLC (“Triumph”) entered into a new joint venture, Seaboard Triumph Foods, LLC (“STF LLC”), with equal ownership of 50%. This joint venture is constructing a new pork processing facility in Sioux City, Iowa, which is expected to be completed by mid-2017. Seaboard originally agreed to contribute up to $207 million in connection with the development and operation of the facility; however, in the first quarter of 2016, third-party financing was obtained and the subscription agreement was amended to require $150 million in contributions. As of April 2, 2016, $36 million is expected to be contributed during the remainder of 2016, with $73 million due in 2017. As part of the operations, Seaboard agreed to provide a portion of the hogs to be processed at the facility.

Contingencies

On April 29, 2015, Seaboard received from the Department of Justice, Asset Forfeiture and Money Laundering Section (“AFMLS”), a Grand Jury subpoena issued by the U.S. District Court for the District of Columbia (the “DC District Court”) requesting records related to 37 specified foreign companies and five individuals. Seaboard has previously produced documents responsive to Grand Jury subpoenas dated September 18, 2014 and October 17, 2014. The subpoena issued September 18, 2014 requested records related to nine entities and one individual, and the subpoena issued October 17, 2014 requested records with respect to eight additional entities and one additional individual. Two additional subpoenas, each dated July 2, 2015, were received by Seaboard requesting records related to a certain customer. The companies and individuals as to which the requested records relate to are not affiliated with Seaboard. The AFMLS attorney conducting the investigation has advised Seaboard that it is not a target of the investigation. Seaboard has retained outside counsel and is cooperating with the government’s investigation. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome or to estimate the amount of potential loss, if any, resulting from the government’s inquiry.

On September 19, 2012, the U.S. Immigration and Customs Enforcement (“ICE”) executed three search warrants authorizing the seizure of certain records from Seaboard’s offices in Merriam, Kansas and at the Seaboard Foods LLC ("Seaboard Foods") employment office and the human resources department in Guymon, Oklahoma. The warrants generally called for the seizure of employment-related files, certain e-mails and other electronic records relating to Medicaid and Medicaid recipients, certain health care providers in the Guymon area, and Seaboard’s health plan and certain personnel issues. The U.S. Attorney’s Office for the Western District of Oklahoma (“USAO”), which has been leading the investigation, previously advised Seaboard that it intended to close its investigation and that no charges would be brought against Seaboard. However, discussions continue with the USAO, ICE and the Oklahoma Attorney General's office regarding the matter, including the possibility of a settlement. No proceedings have been filed or brought as of the date of this report. It is not possible at this time to determine whether a settlement will be reached or whether Seaboard will incur any material fines, penalties or liabilities in connection with this matter.

On February 16, 2016, Seaboard Foods received an information request (“Request”) from the U.S. Environmental Protection Agency (“EPA”) seeking information under the Clean Air Act with regard to various ammonia releases at Seaboard Foods’ pork processing plant in Guymon, Oklahoma. Seaboard has been cooperating with the EPA with regard to the investigation and has responded to the Request. It is not possible at this time to determine whether Seaboard will incur any material fines, penalties or liabilities in connection with this matter.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. In the opinion of management, the ultimate resolution of these items is not expected to have a material adverse effect on the Condensed Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of April 2, 2016, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third-party or affiliate guarantees as management considers the likelihood of loss to be remote. See Notes Payable section above for discussion of letters of credit.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place that was approved by its Board of Directors and is in effect through October 31, 2017. As of April 2, 2016, the authorized amount of repurchase under the share repurchase program remained at $100 million. Seaboard did not repurchase any shares of common stock during the first quarter of 2016. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations, and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

In December 2012, Seaboard declared and paid a dividend of $12.00 per share on common stock. The increased amount of the dividend (which has historically been $0.75 per share on a quarterly basis or $3.00 per share on an annual basis) represented a prepayment of the annual 2013, 2014, 2015 and 2016 dividends ($3.00 per share per year). Seaboard did not declare or pay a dividend in 2013, 2014, or 2015, and does not currently intend to declare any dividends for 2016.

The changes in the components of other comprehensive loss ("OCL”), net of related taxes, are as follows:

	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Foreign currency translation adjustment	$(26)	$(6)
Unrealized gain on investments	—	1
Unrecognized pension cost (1)	1	1
Other comprehensive loss, net of tax	$(25)	$(4)

(1)

This primarily represents the amortization of actuarial losses that were included in net periodic pension cost and was recorded in operating income. See Note 6 to the Condensed Consolidated Financial Statements for further discussion.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	April 2,	December 31,
(Millions of dollars)	2016	2015
Cumulative foreign currency translation adjustment	$(254)	$(228)
Unrealized gain on investments	1	1
Unrecognized pension cost	(50)	(51)
Total accumulated other comprehensive loss	$(303)	$(278)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. During the first quarter of 2016, Seaboard recognized $23 million of other comprehensive loss, net of related taxes, related to the devaluation of the Argentine peso. At April 2, 2016, the Sugar segment had $58 million in net assets denominated in Argentine pesos and $2 million in net liabilities denominated in U.S. dollars. Management anticipates that the Argentine peso could continue to weaken against the U.S. dollar and that Seaboard could incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2016.

At April 2, 2016 and April 4, 2015, income taxes for cumulative foreign currency translation adjustments were recorded using a 35% effective tax rate except for $88 million and $60 million, respectively, related to certain subsidiaries for which no tax benefit was recorded. At April 2, 2016 and April 4, 2015, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective rate except for unrecognized pension cost of $18 million and $20 million, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 9  – Segment Information

Seaboard has six reportable segments: Pork, Commodity Trading and Milling (“CT&M”), Marine, Sugar, Power and Turkey, each offering a specific product or service. Below are segment updates from year-end or that impact prior period financial statements.

On February 7, 2016, Seaboard’s Pork segment acquired hog inventory, a feed mill, truck washes and certain hog farms in the Central U.S. from Christensen Farms & Feedlots, Inc. and Christensen Farms Midwest, LLC for total cash consideration of $148 million. Seaboard had previously agreed to provide a portion of the hogs to be processed at the new pork processing facility being developed through STF LLC, as discussed in Note 7 to the Condensed Consolidated Financial Statements. With this purchase, Seaboard will increase its sow herd to meet the majority of such supply commitment for single shift processing at the new plant. Seaboard anticipates buying additional hog inventory and related assets during 2016 to fulfill the remaining amount of such hog supply commitment.

The purchase was recorded at fair value in Seaboard’s Pork segment and the allocation of the preliminary purchase price was as follows:

(Millions of dollars)
Inventories	$33
Property, plant and equipment	111
Intangible assets	1
Goodwill	3
Total consideration transferred	$148

Intangible assets include customer relationships that have a weighted-average useful life of 1.6 years. Goodwill represents the farms’ established processes, workforce and close proximity to the Sioux City, Iowa, processing plant.

Operating results of $20 million in net sales and an immaterial amount of net income have been included in Seaboard’s Condensed Consolidated Financial Statements from the date of acquisition for the three months ended April 2, 2016. Acquisition costs were less than $1 million.

The following unaudited pro forma information presents the combined consolidated financial results for Seaboard as if the acquisition had been completed at the beginning of January 1, 2015.

	Three months ended
	April 2,	April 4,
(Millions of dollars except per share amounts)	2016	2015
Net sales	$1,335	$1,489
Net earnings	$55	$32
Earnings per common share	$45.91	$27.25

The CT&M segment has a 50% noncontrolling interest in a bakery located in the Democratic Republic of Congo (“DRC”), which began operations in 2012. As a result of continuing equipment problems, other production challenges and unfavorable local market conditions causing operating losses and challenges in gaining market share, Seaboard’s management determined achieving improved operating results would take significantly longer than initially anticipated, and determined there was a decline in value considered other than temporary as of December 31, 2014. Seaboard recorded a write-down of $11 million in loss from affiliate in the fourth quarter of 2014, which represented the remaining equity investment in this business. There was no tax benefit from this transaction. As part of its original investment, Seaboard has an interest bearing long-term note receivable from this affiliate with the first payment due June 2015 and a maturity date of December 2020. No payments have been received, and Seaboard agreed to temporarily waive this default to allow time to work with the business management and its other owners on revisions to the payment schedule to better align with the bakery’s forecasted cash flows. As of April 2, 2016, the recorded balance of this note receivable and previous accrued interest was $35 million, all classified as long-term given uncertainty of the timing of payments in the future. On April 11, 2016, Seaboard reached an agreement with the other owners to restructure this note receivable by extending the maturity 18 months to June 1, 2022 and changing the bi-annual payments to monthly payments of varying amounts beginning December 1, 2016. Based on cash flow projections of the bakery and a discounted cash flow analysis based on the terms of the note receivable, Seaboard recognized no impairment as of April 2, 2016. If the future long-term cash flows of this bakery do not improve and forecasted cash flow projections are not met, some of the recorded value of the note receivable from affiliate could be deemed uncollectible in the future, which may result in a material charge to earnings. Including this business, as of April 2, 2016, Seaboard had a total of $61 million of investments in, advances to and notes receivable from all of its affiliates in the DRC, which represent the single largest foreign country risk exposure of Seaboard’s equity method investments. One of the other affiliates in the DRC, to which Seaboard sells wheat, is the only supplier of flour to this bakery.

Seaboard has a 50% noncontrolling equity interest in a flour production business in Brazil. Since September 2013, Seaboard has contributed a total of $50 million in investments and advances, and provided a $13 million long-term loan to this business. Half of the interest on this long-term note receivable from affiliate is payable currently in cash and the other half accrues as pay-in-kind interest. This note receivable matures in September 2020 but can be repaid with Seaboard having the option to convert the note receivable to equity and the other equity holders having the option to match such conversion with a purchase of new shares to avoid dilution. At the time of Seaboard's initial investment in this business, plans included potential future equal additional investments by the owners to improve existing operations and expand operations to improve long-term operating results. During the three months ended April 2, 2016, Seaboard’s advances totaled $1 million and Seaboard recorded losses from affiliate of $1 million related to the advances. Based on discussions with the business’ other 50% shareholder and the executive management of the business, the extent of the losses and revised financial forecast of the business economy, the halting of the construction plans for a new plant and the amount of existing third-party debt, Seaboard previously reserved a total of $22 million related to its advances and long-term note receivable. Third-party debt was $19 million and $16 million as of April 2, 2016 and December 31, 2015, respectively. In total, Seaboard’s investment in the business, advances and long-term note receivable are zero as of April 2, 2016. Seaboard has begun the legal process, as allowed per the Shareholders Agreement, to convert its debt to equity and, if successful, Seaboard would obtain control of the business and the entity would become consolidated. However, there is no certainty that Seaboard will successfully be able to obtain control. Seaboard also has a gross receivable due from affiliate related to this business resulting from sales of grain and supplies of $23 million and $17 million as of April 2, 2016 and December 31, 2015, respectively, which Seaboard recorded a reserve of $9 million during 2015 based on an analysis of collectability and working capital.

During the first quarter of 2016, Seaboard’s CT&M segment provided a $12 million loan to a Peruvian affiliate. Interest is payable monthly, and the principal is due on August 31, 2017, with no prepayment penalty.

Also during the first quarter of 2016, Seaboard invested $7 million of cash and converted its $8 million note receivable to equity for a 36% noncontrolling interest in a holding company that owns a controlling interest in two Haitian start-up projects consisting of a marine terminal operation and a free trade zone development, which includes a planned power plant. The investment is accounted for in the Marine segment using the equity method and reported on a three-month lag. Seaboard’s first proportionate share of income (loss) from affiliates will be recognized in the second quarter of 2016.

During the second quarter of 2015, Seaboard’s Power segment invested an additional $10 million in a business operating a 300 megawatt electricity generating facility in the Dominican Republic and changed its method of accounting from a cost method investment to an equity method investment. This change in accounting required Seaboard to present its prior period financial results to reflect the equity method of accounting from the date of the initial investment. Seaboard's portion of the investee’s loss for the three months ended April 4, 2015 was not material.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). Butterball had total net sales for the three months ended April 2, 2016 and April 4, 2015 of $385 million and $398 million, respectively. For the three months ended April 2, 2016 and April 4, 2015, Butterball had operating income of $45 million and $43 million, respectively, and net income of $38 million and $32 million respectively. As of April 2, 2016 and December 31, 2015, Butterball had total assets of $1,101 million and $1,087 million, respectively.

In connection with its initial investment in Butterball in December 2010, Seaboard provided Butterball with a $100 million unsecured subordinated loan (the “subordinated loan”) with a seven-year maturity and interest of 15% per annum, comprised of 5% payable in cash semi-annually, plus 10% pay-in-kind interest, compounded semi-annually, which accumulates and is paid at maturity. Also in connection with providing the subordinated loan, Seaboard received detachable warrants, which upon exercise for a nominal price, would enable Seaboard to acquire an additional 5% equity interest in Butterball. In January 2016, the interest on the subordinated loan was modified to 10% per annum, payable only in cash semi-annually and the warrants were also modified, whereby Seaboard can exercise these warrants at any time after December 31, 2018 or prior to December 31, 2025 after which time the warrants expire.

The following tables set forth specific financial information about each segment as reviewed by Seaboard’s management. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income, along with income or losses from affiliates for the CT&M and Turkey segments, is used as the measure of evaluating segment performance because management does not consider interest, other investment income and income tax expense on a segment basis.

Sales to External Customers:	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Pork	$328	$321
Commodity Trading and Milling	709	820
Marine	227	237
Sugar	33	45
Power	17	25
All Other	5	4
Segment/Consolidated Totals	$1,319	$1,452

Operating Income (Loss):	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Pork	$29	$16
Commodity Trading and Milling	9	4
Marine	3	7
Sugar	—	4
Power	—	3
Segment Totals	41	34
Corporate	(5)	(6)
Consolidated Totals	$36	$28

Income (Loss) from Affiliates:	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Pork	$3	$2
Commodity Trading and Milling	(4)	(9)
Marine	1	1
Sugar	1	—
Power	1	—
Turkey	20	17
Segment/Consolidated Totals	$22	$11

Total Assets:	April 2,	December 31,
(Millions of dollars)	2016	2015
Pork	$1,035	$858
Commodity Trading and Milling	955	988
Marine	311	296
Sugar	132	202
Power	198	271
Turkey	469	448
All Other	5	6
Segment Totals	3,105	3,069
Corporate	1,291	1,362
Consolidated Totals	$4,396	$4,431

Investments in and Advances to Affiliates:	April 2,	December 31,
(Millions of dollars)	2016	2015
Pork	$134	$115
Commodity Trading and Milling	214	218
Marine	34	19
Sugar	3	3
Power	35	34
Turkey	302	282
Segment/Consolidated Totals	$722	$671

Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments for general corporate management oversight costs. Corporate assets include short-term investments, other current assets related to deferred compensation plans, fixed assets, deferred tax amounts and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation plans, which are offset by the effect of the mark-to-market adjustments on these investments recorded in other investment income (loss), net.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of April 2, 2016 decreased $66 million to $1,238 million from December 31, 2015. The decrease was primarily the result of the sale of short-term investments used for the $148 million acquisition of hog inventory and related assets discussed in Note 9 to the Condensed Consolidated Financial Statements and cash used for capital expenditures of $63 million, partially offset by net cash from operating activities of $117 million. Cash from operating activities decreased $6 million for the three months ended April 2, 2016 compared to the same period in 2015, primarily as a result of changes in working capital, partially offset by higher net earnings.

Capital Expenditures, Acquisitions and Other Investing Activities

During the three months ended April 2, 2016, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $63 million in property, plant and equipment, of which $15 million was in the Pork segment, $31 million in the Commodity Trading and Milling segment, $6 million in the Marine segment and $10 million in the Sugar segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment and additional hog finishing barns. Of the Commodity Trading and Milling segment expenditures, $29 million was for the construction of two dry bulk vessels, of which both were delivered and then sold and leased back by Seaboard, at book value of $44 million each during the first quarter of 2016. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment. The Sugar segment expenditures were primarily for milling capacity increase and fermentation and distillery equipment upgrades. All other capital expenditures were primarily of a normal recurring nature and primarily included replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2016, management has budgeted capital expenditures totaling $147 million. The Pork segment plans to spend $52 million primarily for improvements to existing facilities and related equipment and additional hog finishing barns. The Commodity Trading and Milling segment plans to spend $29 million primarily for a new wheat mill in Zambia and other improvements to existing facilities and related equipment. The Marine segment has budgeted $42 million primarily for additional cargo carrying and handling equipment. The Sugar segment plans to spend $23 million primarily for increasing distillery and milling capacity. The balance of $1 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

During the first quarter of 2016, Seaboard contributed $16 million to its 50% joint venture, Seaboard Triumph Foods, LLC (“STF LLC”), constructing a pork processing facility in Sioux City, Iowa. As the joint venture obtained third-party financing in March 2016, the original subscription agreement was amended to modify the total contribution amount and timing of payments. See the Contractual Obligations section below for more information. In addition to capital contributions, Seaboard also agreed to provide a portion of the hogs to be processed at the facility. In February 2016, the Pork Segment acquired hog inventory and related assets in the Central United States (“U.S.”) for a purchase price of $148 million. These assets are expected to increase Seaboard’s hog production capacity to meet the majority of such hog supply commitment for single shift processing at the new plant. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of this acquisition. Seaboard anticipates buying additional hog inventory and related assets during 2016 to fulfill the remaining amount of such hog supply commitment.

Also during the first quarter of 2016, Seaboard invested $7 million of cash and converted its $8 million note receivable to equity for a 36% noncontrolling interest in a holding company that owns a controlling interest in two Haitian start-up projects consisting of a marine terminal operation and a free trade zone development, which includes a planned power plant. The investment is accounted for in the Marine segment using the equity method and reported on a three-month lag. Seaboard’s first proportionate share of income (loss) from affiliates will be recognized in the second quarter of 2016.

Financing Activities and Debt

As of April 2, 2016, Seaboard had short-term uncommitted lines of credit totaling $371 million. Borrowings under the uncommitted lines of credit totaled $146 million, with all such borrowings related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines was further reduced by letters of credit totaling $3 million.

On December 4, 2015, Seaboard’s wholly-owned subsidiary, Seaboard Foods LLC, obtained a $500 million unsecured term loan with a maturity date of December 4, 2022. Also in 2015, Seaboard’s Argentine subsidiary obtained long-term debt financing of $23 million, comprised of five loans denominated in Argentine pesos. All of the debt is guaranteed by Seaboard, except for $3 million secured by property, plant and equipment. See Note 7 to the Condensed Consolidated Financial Statements for current balances and for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

As of April 2, 2016, Seaboard had cash and short-term investments of $1,238 million and additional total net working capital of $525 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2016. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of April 2, 2016, $341 million of the $1,238 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries, and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S. and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

Contractual Obligations

In the first quarter of 2016, STF LLC obtained third-party financing, and as a result the original subscription agreement was amended to modify Seaboard’s total contribution amount and timing of payments. Seaboard’s total contribution was reduced from $207 million to $150 million, with $36 million due during the remainder of 2016 and $73 million due in 2017. Construction of the pork processing facility is expected to be completed by mid-2017.

RESULTS OF OPERATIONS

Net sales decreased $133 million for the three month period of 2016 compared to the same period in 2015. The decrease was primarily the result of lower sales prices and the mix of products sold in the Commodity Trading and Milling segment, lower cargo rates in the Marine segment, lower prices of sugar and alcohol sold in the Sugar segment, and lower spot market rates in the Power segment.

Operating income increased $8 million for the three month period of 2016 compared to the same period in 2015. The increase primarily reflected higher sales volumes for pork products and market hogs in the Pork segment and higher margins on commodity trades to third parties in the Commodity Trading and Milling segment. The increase was partially offset by lower cargo rates in the Marine segment and higher production costs in the Sugar segment.

Pork Segment

	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Net sales	$328	$321
Operating income	$29	$16
Income from affiliates	$3	$2

Net sales for the Pork segment increased $7 million for the three month period of 2016 compared to the same period in 2015. The increase was primarily the result of higher sales of market hogs related to the recent acquisition as discussed in Note 9 to the Condensed Consolidated Financial Statements, partially offset by lower prices for pork products sold.

Operating income for the Pork segment increased $13 million for the three month period of 2016 compared to the same period in 2015. The increase was primarily the result of lower feed costs for hogs internally grown, partially offset by lower prices for pork products sold.

Management is unable to predict future market prices for pork products, the cost of feed or cost of third-party hogs. However, management anticipates positive operating income for this segment for the remainder of 2016.

Commodity Trading and Milling Segment

	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Net sales	$709	$820
Operating income as reported	$9	$4
Mark-to-market adjustments	5	(4)
Operating income excluding mark-to-market adjustments	$14	$—
Loss from affiliates	$(4)	$(9)

Net sales for the Commodity Trading and Milling segment decreased $111 million for the three month period of 2016 compared to the same period in 2015. The decrease primarily reflected lower sales prices and the mix of products sold, partially offset by higher volumes in corn, soybean meal and wheat.

Operating income for this segment increased $5 million for the three month period of 2016 compared to the same period in 2015. The increase primarily reflected higher margins on commodity trades to third parties. The increase also reflected fluctuations of $9 million of mark-to-market derivative contracts as discussed below. Excluding the effects of mark-to-market adjustments for derivatives contracts, operating income increased $14 million.

Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which Seaboard operates, and the current volatility in the commodity markets, management is unable to predict future sales and operating results for this segment. However, management anticipates positive operating income for this segment for the remainder of 2016, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $5 million and lower by $4 million for the three month periods of 2016 and 2015, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and, these mark-to-market adjustments could reverse in fiscal 2016. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Based on the uncertainty of local political and economic environments in the countries in which Seaboard’s affiliates operate, management cannot predict future results.

Marine Segment

	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Net sales	$227	$237
Operating income	$3	$7
Income from affiliates	$1	$1

Net sales for the Marine segment decreased $10 million for the three month period of 2016 compared to the same period in 2015. The decrease was primarily the result of lower cargo rates in certain markets during 2016 compared to 2015.

Operating income decreased $4 million for the three month period of 2016 compared to the same period in 2015. The decrease was primarily the result of lower cargo rates, partially offset by lower voyage costs, principally fuel costs on a per unit shipped basis. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2016. However, management anticipates this segment will have positive operating income for the remainder of 2016.

Sugar Segment

	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Net sales	$33	$45
Operating income	$—	$4
Income from affiliates	$1	$—

Net sales for the Sugar segment decreased $12 million for the three month period of 2016 compared to the same period in 2015. The decrease primarily reflected lower prices for sugar and alcohol sold. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sale prices in terms of U.S. dollars were principally offset by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar. Management cannot predict local sugar and alcohol prices for the remainder of 2016, but management anticipates that the Argentine peso will continue to weaken against the U.S. dollar. See Note 8 to the Condensed Consolidated Financial Statements for discussion of this devaluation’s impact on stockholders’ equity in the first quarter of 2016.

Operating income decreased $4 million for the three month period of 2016 compared to the same period in 2015. The decrease primarily reflected higher production costs for sugar, alcohol and cogeneration. To a lesser extent, the decrease in operating income was partially offset by a reduction in selling, general and administrative expenses principally from decreased personnel related costs. Based on recent market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2016.

Power Segment

	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Net sales	$17	$25
Operating income	$—	$3
Income from affiliates	$1	$—

Net sales for the Power segment decreased $8 million for the three month period of 2016 compared to the same period in 2015. The decrease primarily reflects lower spot market rates. The lower spot market rates were attributable primarily to lower fuel costs, a component of pricing.

Operating income decreased $3 million for the three month period of 2016 compared to the same period in 2015. The decrease primarily reflected lower spot market rates, partially offset by lower fuel costs per kilowatt hour generated and other lower production costs. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2016.

Turkey Segment

	Three Months Ended
	April 2,	April 4,
(Millions of dollars)	2016	2015
Income from affiliates	$20	$17

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The increase in income from affiliates for the three month period of 2016 compared to the same period in 2015 was primarily the result of higher prices for turkey products sold, partially offset by higher costs from the increased production of further processed turkey products and lower volumes. Management is unable to predict future market prices for turkey products, the cost of feed or the impact to the Turkey segment from avian influenza. However, management anticipates positive income for this segment for the remainder of 2016.

Interest Expense

Interest expense increased by $3 million for the three month period of 2016 compared to the same period in 2015. The increase is primarily related to long-term debt issued in December 2015, partially offset by capitalized interest. See Note 7 to the Condensed Consolidated Financial Statements for further information on this debt.

Other Investment Income, Net

The fluctuation in other investment income, net for the three month period of 2016 compared to the same period in 2015 primarily reflects higher losses associated with investments in refined coal processing plants, partially offset by higher income on short-term investments related to mark-to-market fluctuations and dividends. A portion of Seaboard’s investment losses in refined coal processing plants are offset by tax credits in income tax expense.

Foreign Currency Gains, Net

Foreign currency gains, net totaled $7 million and $1 million for the three month periods of 2016 and 2015, respectively. The fluctuation primarily reflects gains in the euro, Japanese yen, South African rand and various other currency exchange rates in several foreign countries. The political and economic conditions of the countries in which Seaboard operates and does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard. Although Seaboard does not utilize hedge accounting, Seaboard does utilize foreign currency exchange contracts to manage its risks and exposure to foreign currency fluctuations primarily related to the South African rand. Management believes gains and losses on commodity transactions, including the mark-to-market effects, of such foreign currency exchange contracts relate to the underlying commodity transactions and classifies such gains and losses in cost of sales. All other gains (losses) on foreign currency exchange agreements are included in foreign currency gains (losses), net.

Income Tax Expense

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “2015 Tax Act”) was signed into law. The 2015 Tax Act reinstated and made permanent certain expired corporate income tax provisions that impact current and deferred taxes for financial reporting purposes. Certain reinstated provisions were extended for 2015 and 2016, while certain other provisions were extended beyond 2016.

The effective tax rate for the three month period of 2016 was lower than that for the three month period of 2015 primarily due to the 2015 Tax Act’s extension of certain tax provisions that had expired during the three month period of 2015 and additional tax credits earned.

Other Financial Information

See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Seaboard utilizes derivative instruments to mitigate some of these risks, including both purchases and sales of futures and options to hedge inventories, forward purchases and sale contracts. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates and interest rates. Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2015. See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of April 2, 2016. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended April 2, 2016 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of this report, Seaboard may repurchase up to $100 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 8 to the Condensed Consolidated Financial Statements for further discussion. There were no purchases made pursuant to Seaboard’s share repurchase program during the first quarter of 2016.

Item 6.	Exhibits

Exhibit No.	Description

10.1	First Amendment to Seaboard Triumph Foods, LLC Subscription Agreement dated February 29, 2016

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Forward-looking Statements

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (“Seaboard”). Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, grains, sugar, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) the increase in Seaboard's hog and other production capacity attributable to acquisitions; (xiii) the amount of Seaboard's funding commitment for refined coal processing plants; or (xiv) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABOARD CORPORATION

by:	/s/ Robert L. Steer
Robert L. Steer, Executive Vice President,
Chief Financial Officer
(principal financial officer)

Date: May 6, 2016

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: May 6, 2016