Form 10-Q
period 2016-07-02
SEABOARD CORP /DE/
filed 2016-08-10
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on July 29, 2016.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars except share and per share amounts)	2016	2015	2016	2015
Net sales:
Products (includes sales to affiliates of $212, $212, $436 and $424)	$1,094	$1,148	$2,160	$2,325
Services (includes sales to affiliates of $1, $0, $1 and $0)	243	252	479	501
Other	20	28	37	54
Total net sales	1,357	1,428	2,676	2,880
Cost of sales and operating expenses:
Products	981	1,081	1,971	2,200
Services	209	224	421	443
Other	16	23	33	44
Total cost of sales and operating expenses	1,206	1,328	2,425	2,687
Gross income	151	100	251	193
Selling, general and administrative expenses	75	68	139	133
Operating income	76	32	112	60
Other income (expense):
Interest expense	(8)	(3)	(16)	(8)
Interest income	—	3	4	6
Interest income from affiliates	6	7	12	14
Income from affiliates	11	12	33	23
Other investment income (loss), net	8	(3)	13	4
Foreign currency gains, net	2	1	9	2
Miscellaneous, net	1	2	(2)	(2)
Total other income, net	20	19	53	39
Earnings before income taxes	96	51	165	99
Income tax expense	(16)	(19)	(30)	(34)
Net earnings	$80	$32	$135	$65
Less: Net income attributable to noncontrolling interests	—	—	(1)	—
Net earnings attributable to Seaboard	$80	$32	$134	$65

Earnings per common share	$68.34	$27.04	$114.25	$55.15

Other comprehensive income (loss), net of income tax benefit (expense) of $(2), $1, $8 and $1:
Foreign currency translation adjustment	10	(9)	(16)	(15)
Unrealized gain on investments	—	—	—	1
Unrecognized pension cost	1	1	2	2
Other comprehensive income (loss), net of tax	$11	$(8)	$(14)	$(12)
Comprehensive income	91	24	121	53
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—
Comprehensive income attributable to Seaboard	$91	$24	$120	$53

Average number of shares outstanding	1,170,550	1,170,550	1,170,550	1,170,550

See accompanying notes to Condensed Consolidated Financial Statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	July 2,	December 31,
(Millions of dollars except share and per share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$151	$50
Short-term investments	1,143	1,254
Receivables, net	414	510
Inventories	659	739
Other current assets	118	111
Total current assets	2,485	2,664
Net property, plant and equipment	930	831
Investments in and advances to affiliates	742	671
Notes receivable from affiliates, net	197	200
Other non-current assets	73	65
Total assets	$4,427	$4,431
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$104	$141
Current maturities of long-term debt	13	4
Accounts payable	158	239
Deferred revenue	101	93
Other current liabilities	276	289
Total current liabilities	652	766
Long-term debt, less current maturities	507	518
Deferred income taxes	33	41
Other liabilities and deferred credits	227	224
Total non-current liabilities	767	783
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,170,550 shares	1	1
Accumulated other comprehensive loss	(292)	(278)
Retained earnings	3,287	3,153
Total Seaboard stockholders’ equity	2,996	2,876
Noncontrolling interests	12	6
Total equity	3,008	2,882
Total liabilities and stockholders’ equity	$4,427	$4,431

See accompanying notes to Condensed Consolidated Financial Statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 2,	July 4,
(Millions of dollars)	2016	2015
Cash flows from operating activities:
Net earnings	$135	$65
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	49	46
Deferred income taxes	—	(20)
Pay-in-kind interest and accretion on notes receivable from affiliates	(2)	(9)
Income from affiliates	(33)	(23)
Dividends received from affiliates	8	18
Other investment income, net	(13)	(4)
Other, net	13	2
Changes in assets and liabilities, net of acquisition:
Receivables, net of allowance	81	145
Inventories	94	64
Other current assets	(8)	(14)
Current liabilities, exclusive of debt	(83)	(19)
Other, net	5	13
Net cash from operating activities	246	264
Cash flows from investing activities:
Purchase of short-term investments	(299)	(313)
Proceeds from the sale of short-term investments	422	166
Proceeds from the maturity of short-term investments	10	16
Capital expenditures	(96)	(68)
Proceeds from the sale of fixed assets	45	24
Acquisition of business	(148)	—
Investments in and advances to affiliates, net	(37)	(50)
Long-term notes receivable issued to affiliates	(12)	—
Principal payments received on long-term notes receivable from affiliates	6	—
Purchase of long-term investments	(13)	(22)
Other, net	8	(4)
Net cash from investing activities	(114)	(251)
Cash flows from financing activities:
Notes payable to banks, net	(31)	31
Net cash from financing activities	(31)	31
Effect of exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents	101	44
Cash and cash equivalents at beginning of year	50	36
Cash and cash equivalents at end of period	$151	$80

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for doubtful accounts, valuation of inventories, impairment of long-lived assets, potential write-down related to investments in and advances to affiliates and notes receivable from affiliates, income taxes and accrued pension liability. Actual results could differ from those estimates.

Supplemental Non-Cash Transactions

Seaboard had notes receivable from affiliates that accrued pay-in-kind interest income, primarily from one affiliate. On January 4, 2016, the interest on this note receivable was modified to eliminate future pay-in-kind interest. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of this modification. Seaboard recognized $1 million and $2 million of non-cash, pay-in-kind interest income and accretion of discount for the three and six months ended July 2, 2016, respectively, and $5 million and $9 million for the three and six months ended July 4, 2015, respectively, related to notes receivable from affiliates.

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

In February 2016, the FASB issued guidance that a lessee should recognize in the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous guidance. For operating leases, a lessee is required to: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Seaboard is currently assessing the potential impact of this new standard.

Note 2 – Investments

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at July 2, 2016 and December 31, 2015.

	July 2, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
(Millions of dollars)	Cost	Value	Cost	Value
Money market funds	$2	$2	$81	$81
Total available-for-sale short-term investments	2	2	81	81
Domestic equity securities	474	484	475	466
Domestic debt securities	396	398	452	450
Foreign equity securities	132	125	120	120
High yield debt securities	108	107	108	104
Collateralized loan obligations	14	13	10	10
Money market funds held in trading accounts	13	13	22	22
Other trading securities	1	1	1	1
Total trading short-term investments	1,138	1,141	1,188	1,173
Total short-term investments	$1,140	$1,143	$1,269	$1,254

Seaboard had $76 million of equity securities denominated in foreign currencies at July 2, 2016, with $23 million in euros, $17 million in Japanese yen, $14 million in British pounds, $6 million in Swiss francs and the remaining $16 million in various other currencies. At December 31, 2015, Seaboard had $80 million of equity securities denominated in foreign currencies, with $25 million in euros, $20 million in Japanese yen, $15 million in British pounds, $7 million in Swiss francs and the remaining $13 million in various other currencies. Also, money market funds included $2 million and $3 million denominated in various foreign currencies at July 2, 2016, and December 31, 2015, respectively.

Unrealized gains (losses) related to trading securities were $9 million and $13 million for the three and six months ended July 2, 2016, respectively, and $(2) million and $3 million for the three and six months ended July 4, 2015, respectively.

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the Condensed Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at July 2, 2016 and December 31, 2015:

	July 2,	December 31,
(Millions of dollars)	2016	2015
At lower of LIFO cost or market:
Live hogs and materials	$235	$210
Fresh pork and materials	29	26
	264	236
LIFO adjustment	(28)	(28)
Total inventories at lower of LIFO cost or market	236	208
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	241	330
Sugar produced and in process	43	52
Other	61	61
Total inventories at lower of FIFO cost or market	345	443
Grain, flour and feed at lower of weighted average cost or market	78	88
Total inventories	$659	$739

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. Seaboard’s U.S. federal income tax years are closed through 2011. Seaboard’s 2013 U.S. income tax return is currently under Internal Revenue Service examination. There have not been any material changes in unrecognized income tax benefits since December 31, 2015. Interest and penalties related to unrecognized tax benefits were not material for the six months ended July 2, 2016.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of July 2, 2016 and also the level within the fair value hierarchy used to measure each category of assets and liabilities. Seaboard determines if there were any transfers between levels at the end of a reporting period. There were no transfers between levels that occurred in the first six months of 2016. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	July 2,
(Millions of dollars)	2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities – short-term investments:
Money market funds	$2	$2	$—	$—
Trading securities – short term investments:
Domestic equity securities	484	484	—	—
Domestic debt securities	398	398	—	—
Foreign equity securities	125	125	—	—
High yield debt securities	107	—	107	—
Collateralized loan obligations	13	—	13	—
Money market funds held in trading accounts	13	13	—	—
Other trading securities	1	1	—	—
Trading securities – other current assets:
Domestic equity securities	30	30	—	—
Foreign equity securities	4	4	—	—
Fixed income mutual funds	3	3	—	—
Other	2	2	—	—
Derivatives:
Commodities (1)	36	36	—	—
Foreign currencies	2	—	2	—
Total Assets	$1,220	$1,098	$122	$—
Liabilities:
Derivatives:
Commodities (1)	$14	$14	$—	$—
Interest rate swaps	7	—	7	—
Foreign currencies	6	—	6	—
Total Liabilities	$27	$14	$13	$—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts. As of July 2, 2016, the commodity derivatives had a margin account balance of $(2) million resulting in a net other current asset in the Condensed Consolidated Balance Sheet of $20 million.

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
Derivatives:
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

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The amortized cost and estimated fair values of investments at July 2, 2016 and December 31, 2015 are presented in Note 2 to the Condensed Consolidated Financial Statements. The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is variable-rate, its carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy.

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At July 2, 2016, Seaboard had open net derivative contracts to purchase 31 million pounds of soybean oil and 13 million bushels of grain, and open net derivative contracts to sell 77 million pounds of hogs and 5 million gallons of heating oil. At December 31, 2015, Seaboard had open net derivative contracts to purchase 25 million pounds of hogs, 22 million bushels of grain and 3 million pounds of sugar, and open net derivative contracts to sell 8 million pounds of soybean oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the Condensed Consolidated Statements of Comprehensive Income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the Condensed Consolidated Statements of Comprehensive Income. At July 2, 2016 and December 31, 2015, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $45 million and $94 million, respectively, primarily related to the South African rand and Canadian dollar.

Interest Rate Exchange Agreements

During 2014 and 2015, Seaboard entered into four, approximately eight-year interest rate exchange agreements with mandatory early termination dates, which coincided with the anticipated delivery dates in 2015 and 2016 of dry bulk vessels to be leased. These agreements involved the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying notional amounts to mitigate the potential effects of fluctuations in interest rates on the anticipated dry bulk vessel leases. As of December 31, 2015, two agreements remained, each with a $22 million notional amount outstanding. In the first quarter of 2016, these agreements were terminated and not renewed with the delivery of the final two bulk vessels. Payments to unwind these agreements totaled $2 million.

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

At July 2, 2016 and December 31, 2015, Seaboard had three and five interest rate exchange agreements outstanding, respectively, with a total notional value of $75 million and $119 million, respectively. None of Seaboard’s outstanding interest rate exchange agreements qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps should the counterparties fail to perform according to the terms of the contracts. As of July 2, 2016, Seaboard had a maximum amount of loss due to credit risk in the amount of $2 million with three counterparties related to foreign currency exchange agreements, and no counterparty credit risk related to the interest rate swaps. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2016 and July 4, 2015.

		Three Months Ended		Six Months Ended
		July 2,	July 4,	July 2,	July 4,
(Millions of dollars)		2016	2015	2016	2015
Commodities	Cost of sales	$31	$4	$31	$(2)
Foreign currencies	Cost of sales	(1)	2	(13)	1
Foreign currencies	Foreign currency gains, net	—	—	—	2
Interest rate swaps	Miscellaneous, net	(1)	4	(4)	(1)

The following table provides the fair value of each type of derivative held as of July 2, 2016 and December 31, 2015 and where each derivative is included in the Condensed Consolidated Balance Sheets.

		Asset Derivatives			Liability Derivatives
		July 2,	December 31,		July 2,	December 31,
(Millions of dollars)		2016	2015		2016	2015
Commodities(1)	Other current assets	$36	$4	Other current liabilities	$14	$18
Foreign currencies	Other current assets	2	8	Other current liabilities	6	—
Interest rate swaps	Other current assets	—	—	Other current liabilities	7	6

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts. As of July 2, 2016 and December 31, 2015, the commodity derivatives had a margin account balance of $(2) million and $29 million, respectively, resulting in a net other current asset in the Condensed Consolidated Balance Sheets of $20 million and $15 million, respectively.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$2	$3	$4	$5
Interest cost	3	2	6	5
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization and other	1	1	2	2
Net periodic benefit cost	$4	$4	$8	$8

Note 7 – Notes Payable, Long-term Debt, Commitments and Contingencies

Notes Payable

All of the notes payable outstanding at July 2, 2016 are related to foreign subsidiaries, with $78 million denominated in South African rand, $13 million denominated in Argentine pesos and $13 million denominated in Zambian kwacha. The weighted average interest rate for outstanding notes payable was 14.53% and 11.74% at July 2, 2016 and December 31, 2015, respectively. As of July 2, 2016, Seaboard had uncommitted bank lines totaling $379 million, of which $329 million related to foreign subsidiaries. Seaboard’s maximum borrowing capacity was reduced by $104 million drawn under the uncommitted lines and letters of credit totaling $4 million. The notes payable under the credit lines are unsecured and do not require compensating balances.

Long-term Debt

The following is a summary of long-term debt:

	July 2,	December 31,
(Millions of dollars)	2016	2015
Term Loan due 2022	$500	$500
Foreign subsidiary obligations due 2018 through 2023	21	23
Total long-term debt at face value	521	523
Current maturities of long-term debt and unamortized discount	(14)	(5)
Long-term debt, less current maturities and unamortized discount	$507	$518

The interest rate on the Term Loan due 2022 was 2.07% and 1.90% at July 2, 2016 and December 31, 2015, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 24.05% and 30.23% at July 2, 2016 and December 31, 2015, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of July 2, 2016.

Commitments

In 2015, Seaboard’s Pork segment and Triumph Foods, LLC (“Triumph”) entered into a new joint venture, Seaboard Triumph Foods, LLC (“STF LLC”), with equal ownership of 50%. This joint venture is constructing a new pork processing facility in Sioux City, Iowa, which is expected to be completed by mid-2017. Seaboard originally agreed to contribute up to $207 million in connection with the development and operation of the facility; however, in the first quarter of 2016, third-party financing was obtained by STF LLC, and the subscription agreement was amended to require $150 million in capital contributions. As of July 2, 2016, $33 million is expected to be contributed during the remainder of 2016, with $73 million due in 2017. As part of the operations, Seaboard agreed to provide a portion of the hogs to be processed at the facility.

Contingencies

On April 29, 2015, Seaboard received from the Department of Justice, Asset Forfeiture and Money Laundering Section (“AFMLS”), a Grand Jury subpoena issued by the U.S. District Court for the District of Columbia (the “DC District Court”) requesting records related to 37 specified foreign companies and five individuals. Seaboard has previously produced documents responsive to Grand Jury subpoenas dated September 18, 2014 and October 17, 2014. The subpoena issued September 18, 2014 requested records related to nine entities and one individual, and the subpoena issued October 17, 2014 requested records with respect to eight additional entities and one additional individual. Two additional subpoenas, each dated July 2, 2015, were received by Seaboard requesting records related to a certain customer. The companies and individuals as to which the requested records relate to are not affiliated with Seaboard. The AFMLS attorney conducting the investigation advised Seaboard during discussions in 2015 that it was not a target of the investigation. On June 6, 2016, a request was received for additional information relating to an affiliate of Seaboard as to which Seaboard is in the process of responding. Seaboard has retained outside counsel and is cooperating with the government’s investigation. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome or to estimate the amount of potential loss, if any, resulting from the government’s inquiry.

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

On February 16, 2016, Seaboard Foods received an information request from the U.S. Environmental Protection Agency (“EPA”) seeking information under the Clean Air Act with regard to various ammonia releases at Seaboard Foods’ pork processing plant in Guymon, Oklahoma. Seaboard has been cooperating with the EPA with regard to the investigation and has responded to the request. It is not possible at this time to determine whether Seaboard will incur any material fines, penalties or liabilities in connection with this matter.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. In the opinion of management, the ultimate resolution of these items is not expected to have a material adverse effect on the Condensed Consolidated Financial Statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of July 2, 2016, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third-party or affiliate guarantees as management considers the likelihood of loss to be remote. See Notes Payable section above for discussion of letters of credit.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place that was approved by its Board of Directors and is in effect through October 31, 2017. As of July 2, 2016, the authorized amount of repurchase under the share repurchase program remained at $100 million. Seaboard did not repurchase any shares of common stock for the six months ended July 2, 2016. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations, and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

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

The changes in the components of other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Foreign currency translation adjustment	$10	$(9)	$(16)	$(15)
Unrealized gain on investments	—	—	—	1
Unrecognized pension cost (1)	1	1	2	2
Other comprehensive income (loss), net of tax	$11	$(8)	$(14)	$(12)

(1)

This primarily represents the amortization of actuarial losses that were included in net periodic pension cost and was recorded in operating income. See Note 6 to the Condensed Consolidated Financial Statements for further discussion.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	July 2,	December 31,
(Millions of dollars)	2016	2015
Cumulative foreign currency translation adjustment	$(244)	$(228)
Unrealized gain on investments	1	1
Unrecognized pension cost	(49)	(51)
Total accumulated other comprehensive loss	$(292)	$(278)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. During the first half of 2016, Seaboard recognized $18 million of other comprehensive loss, net of related taxes, related to the devaluation of the Argentine peso. At July 2, 2016, the Sugar segment had $98 million in net assets denominated in Argentine pesos and $12 million in net assets denominated in U.S. dollars. Management anticipates that the Argentine peso could continue to weaken against the U.S. dollar and that Seaboard could incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2016.

At July 2, 2016 and July 4, 2015, income taxes for the cumulative foreign currency translation adjustment was recorded using a 35% effective tax rate except for $86 million and $67 million, respectively, related to certain subsidiaries for which no tax benefit was recorded. At July 2, 2016 and July 4, 2015, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective rate except for unrecognized pension cost of $18 million and $19 million, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

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

The purchase was recorded at fair value in Seaboard’s Pork segment and the allocation of the purchase price was as follows:

(Millions of dollars)
Inventories	$33
Property, plant and equipment	111
Intangible assets	1
Goodwill	3
Total consideration transferred	$148

Intangible assets include customer relationships that have a weighted-average useful life of 1.6 years. Goodwill represents the farms’ established processes, workforce and close proximity to the Sioux City, Iowa, processing plant.

Operating results have been included in Seaboard’s Condensed Consolidated Financial Statements from the date of acquisition. Net sales of $34 million and $54 million and an immaterial amount of net income were recognized during the three and six months ended July 2, 2016, respectively. Acquisition costs were less than $1 million.

The following unaudited pro forma information presents the combined consolidated financial results for Seaboard as if the acquisition had been completed at the beginning of January 1, 2015.

	Three months ended		Six months ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars except per share amounts)	2016	2015	2016	2015
Net sales	$1,357	$1,469	$2,692	$2,958
Net earnings	$80	$36	$135	$68
Earnings per common share	$68.34	$30.46	$114.25	$57.71

The CT&M segment has a 50% noncontrolling interest in a bakery located in the Democratic Republic of Congo (“DRC”), which began operations in 2012. As a result of continuing equipment problems, other production challenges and unfavorable local market conditions causing operating losses and challenges in gaining market share, Seaboard recorded a write-down of $11 million in loss from affiliate in the fourth quarter of 2014, which represented the remaining equity investment in this business. There was no tax benefit from this transaction. As part of its original investment, Seaboard has an interest bearing long-term note receivable from this affiliate. During the second quarter of 2016, Seaboard reached an agreement with the other owner to restructure this note receivable by extending the maturity 18 months to June 2022 and changing the bi-annual payments to monthly payments of varying amounts beginning in the fourth quarter of 2016. In addition to the debt restructuring, certain events occurred during the second quarter, including the bakery’s failure to meet cash flow forecasts due to significant equipment updates that did not accomplish the intended improvement in quality and consistency of the bread, that caused new bakery management to reevaluate the business plan and the production and profitability forecast. The new forecasts and the restructuring of the debt resulted in Seaboard recording a reserve of $11 million in bad debt expense within selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income. There was no tax benefit from this transaction. As of July 2, 2016, the recorded balance of this note was $24 million, all classified as long-term. If the future long-term cash flows of this bakery do not improve and updated forecasted cash flow projections are not met, more of the recorded value of the note receivable from affiliate could be deemed uncollectible in the future, which could result in a material charge to earnings. Including this business, as of July 2, 2016, Seaboard had a total of $50 million of investments in, advances to and notes receivable from all of its affiliates in the DRC, which represent the single largest foreign country risk exposure of Seaboard’s equity method investments. One of the other affiliates in the DRC, to which Seaboard sells wheat, is the only supplier of flour to this bakery.

The CT&M segment also has a 50% noncontrolling interest in a flour production business in Brazil. Since September 2013, Seaboard has contributed a total of $63 million in investments and advances, and provided a $13 million long-term loan to this business. Half of the interest on this long-term note receivable from affiliate is payable currently in cash and the other half accrues as pay-in-kind interest. This note receivable matures in September 2020 but can be repaid with Seaboard having the option to convert the note receivable to equity and the other equity holders having the option to match such conversion with a purchase of new shares to avoid dilution. During the three and six months ended July 2, 2016, Seaboard’s advances totaled $13 million and $14 million, respectively. Related to these advances, Seaboard recorded losses from affiliate of $11 million and $12 million, respectively, and currency translation adjustment losses included in other comprehensive income (loss) of $2 million and $2 million, respectively, as this entity’s functional currency is the Brazilian real. Based on discussions with the business’s other 50% shareholder and the executive management of the business, the extent of the losses and revised financial forecast of the business economy, the halting of the construction plans for a new plant and the amount of existing third-party debt, Seaboard previously reserved a total of $22 million related to its advances and long-term note receivable. Third-party debt was $19 million and $16 million as of July 2, 2016 and December 31, 2015, respectively. In total, Seaboard’s investment in the business, advances and long-term note receivable are zero as of July 2, 2016. Seaboard is in discussions with the other shareholder to revise the Shareholders Agreement, and, if finalized, Seaboard would obtain control of the business and the entity would become consolidated. However, there is no certainty that Seaboard will successfully be able to obtain control. Seaboard also had a gross trade receivable due from affiliate related to this business resulting from sales of grain and supplies of $21 million and $17 million as of July 2, 2016 and December 31, 2015, respectively, which Seaboard recorded a reserve of $9 million during 2015 based on an analysis of collectability and working capital.

During the first quarter of 2016, the CT&M segment provided a $12 million loan to a Peruvian affiliate. Interest is payable monthly, and the principal is due on August 31, 2017, with no prepayment penalty. The balance of this long-term note receivable was $6 million as of July 2, 2016.

During the first quarter of 2016, Seaboard invested $7 million of cash and converted its $8 million note receivable to equity for a 36% noncontrolling interest in a holding company that owns a controlling interest in two Haitian start-up projects consisting of a marine terminal operation and a free trade zone development, which includes a planned power plant. The investment is accounted for in the Marine segment using the equity method and reported on a three-month lag. Seaboard’s first proportionate share of income (loss) from affiliates was recognized in the second quarter of 2016.

During the second quarter of 2015, the Power segment invested an additional $10 million in a business operating a 300 megawatt electricity generating facility in the Dominican Republic and changed its method of accounting from a cost method investment to an equity method investment. This change in accounting required Seaboard to present its prior period financial results to reflect the equity method of accounting from the date of the initial investment. Seaboard's portion of the investee’s loss for the three months ended April 4, 2015 was not material.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of July 2, 2016 and December 31, 2015, Butterball had total assets of $1,146 million and $1,087 million, respectively. Butterball’s summarized income statement information is as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$391	$390	$776	$788
Operating income	$44	$51	$89	$94
Net income	$34	$44	$72	$76

In connection with its initial investment in Butterball in December 2010, Seaboard provided Butterball with a $100 million unsecured subordinated loan with a seven-year maturity and interest of 15% per annum, comprised of 5% payable in cash semi-annually, plus 10% pay-in-kind interest, compounded semi-annually, which accumulates and is paid at maturity. Also in connection with providing the subordinated loan, Seaboard received detachable warrants, which upon exercise for a nominal price, would enable Seaboard to acquire an additional 5% equity interest in Butterball. In January 2016, the interest on the subordinated loan was modified to 10% per annum, payable only in cash semi-annually and the warrants were also modified, whereby Seaboard can exercise these warrants at any time after December 31, 2018 or prior to December 31, 2025 after which time the warrants expire.

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

Sales to External Customers:	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Pork	$359	$331	$687	$652
Commodity Trading and Milling	707	779	1,416	1,599
Marine	232	242	459	479
Sugar	36	45	69	90
Power	19	28	36	53
All Other	4	3	9	7
Segment/Consolidated Totals	$1,357	$1,428	$2,676	$2,880

Operating Income (Loss):	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Pork	$50	$19	$79	$35
Commodity Trading and Milling	19	8	28	12
Marine	7	5	10	12
Sugar	2	1	2	5
Power	2	4	2	7
All Other	1	—	1	—
Segment Totals	81	37	122	71
Corporate	(5)	(5)	(10)	(11)
Consolidated Totals	$76	$32	$112	$60

Income (Loss) from Affiliates:	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Pork	$4	$4	$7	$6
Commodity Trading and Milling	(11)	(16)	(15)	(25)
Marine	—	—	1	1
Sugar	—	—	1	—
Power	—	1	1	1
Turkey	18	23	38	40
Segment/Consolidated Totals	$11	$12	$33	$23

Total Assets:	July 2,	December 31,
(Millions of dollars)	2016	2015
Pork	$1,026	$858
Commodity Trading and Milling	903	988
Marine	313	296
Sugar	176	202
Power	199	271
Turkey	483	448
All Other	6	6
Segment Totals	3,106	3,069
Corporate	1,321	1,362
Consolidated Totals	$4,427	$4,431

Investments in and Advances to Affiliates:	July 2,	December 31,
(Millions of dollars)	2016	2015
Pork	$146	$115
Commodity Trading and Milling	207	218
Marine	35	19
Sugar	3	3
Power	35	34
Turkey	316	282
Segment/Consolidated Totals	$742	$671

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of July 2, 2016 decreased $10 million to $1,294 million from December 31, 2015. The decrease was primarily the result of the sale of short-term investments used for the $148 million acquisition of hog inventory and related assets discussed in Note 9 to the Condensed Consolidated Financial Statements and cash used for capital expenditures of $96 million, partially offset by net cash from operating activities of $246 million. Cash from operating activities decreased $18 million for the six months ended July 2, 2016 compared to the same period in 2015, primarily as a result of changes in working capital, partially offset by higher net earnings.

Capital Expenditures, Acquisitions and Other Investing Activities

During the six months ended July 2, 2016, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $96 million in property, plant and equipment, of which $31 million was in the Pork segment, $33 million in the Commodity Trading and Milling segment, $12 million in the Marine segment and $19 million in the Sugar segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment, additional hog finishing barns and another biodiesel plant. In June 2016, the Pork segment purchased a biodiesel plant in St. Joseph, Missouri, for $6 million that it plans to operate similarly to its existing biodiesel plant in Guymon, Oklahoma. Seaboard expects to invest up to an additional $6 million in the facility and place it in production during 2016. Of the Commodity Trading and Milling segment expenditures, $29 million was for the construction of two dry bulk vessels, of which both were delivered and then sold and leased back by Seaboard, at book value of $44 million each during the first quarter of 2016. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment. The Sugar segment expenditures were primarily for milling capacity increase and fermentation and distillery equipment upgrades. All other capital expenditures were primarily of a normal recurring nature and primarily included replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2016, management has budgeted capital expenditures totaling $118 million. The Pork segment plans to spend $39 million primarily for improvements to its existing facilities and related equipment and additional hog finishing barns. The Commodity Trading and Milling segment plans to spend $26 million primarily for a new wheat mill in Zambia and other improvements to existing facilities and related equipment. The Marine segment has budgeted $33 million primarily for additional cargo carrying and handling equipment. The Sugar segment plans to spend $19 million primarily for increasing distillery and milling capacity. The balance of $1 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

During the first half of 2016, Seaboard contributed $19 million to its 50% joint venture, Seaboard Triumph Foods, LLC (“STF LLC”), constructing a pork processing facility in Sioux City, Iowa. As the joint venture obtained third-party financing in March 2016, the original subscription agreement was amended to modify the total contribution amount and timing of payments. See the Contractual Obligations section below for more information. In addition to capital contributions, Seaboard also agreed to provide a portion of the hogs to be processed at the facility. In February 2016, the Pork segment acquired hog inventory and related assets in the Central United States for a purchase price of $148 million. These assets are expected to increase Seaboard’s hog production capacity to meet the majority of such hog supply commitment for single shift processing at the new plant. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of this acquisition. Seaboard anticipates buying additional hog inventory and related assets during 2016 to fulfill the remaining amount of such hog supply commitment.

During the first quarter of 2016, Seaboard invested $7 million of cash and converted its $8 million note receivable to equity for a 36% noncontrolling interest in a holding company that owns a controlling interest in two Haitian start-up projects consisting of a marine terminal operation and a free trade zone development, which includes a planned power plant. The investment is accounted for in the Marine segment using the equity method and reported on a three-month lag. Seaboard’s first proportionate share of income (loss) from affiliates was recognized in the second quarter of 2016.

Financing Activities and Debt

As of July 2, 2016, Seaboard had short-term uncommitted lines of credit totaling $379 million. Borrowings under the uncommitted lines of credit totaled $104 million, with all such borrowings related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines was further reduced by letters of credit totaling $4 million.

On December 4, 2015, Seaboard’s subsidiary, Seaboard Foods LLC, obtained a $500 million unsecured term loan with a maturity date of December 4, 2022. Also in 2015, Seaboard’s Argentine subsidiary obtained long-term debt financing of $23 million, comprised of five loans denominated in Argentine pesos. All of the debt is guaranteed by Seaboard, except for $3 million secured by property, plant and equipment. See Note 7 to the Condensed Consolidated Financial Statements for current balances and for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

As of July 2, 2016, Seaboard had cash and short-term investments of $1,294 million and additional total net working capital of $539 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2016. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of July 2, 2016, $353 million of the $1,294 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries, and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the United States (“U.S.”). However, Seaboard’s intent is to permanently reinvest these funds outside the U.S., and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

Contractual Obligations

In the first quarter of 2016, STF LLC obtained third-party financing, and as a result the original subscription agreement was amended to modify Seaboard’s total contribution amount and timing of payments. Seaboard’s total contribution was reduced from $207 million to $150 million, with $33 million due during the remainder of 2016 and $73 million due in 2017. Construction of the pork processing facility is expected to be completed by mid-2017.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2016 decreased $71 million and $204 million, respectively, over the same periods in 2015. The decreases were primarily the result of lower sales prices and the mix of products sold in the Commodity Trading and Milling segment, lower cargo rates in the Marine segment, lower prices of sugar and alcohol sold in the Sugar segment, and lower spot market rates in the Power segment, partially offset by higher sales of market hogs and higher prices in the Pork segment.

Operating income increased $44 million and $52 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The increases primarily reflected lower feed costs in the Pork segment and higher margins on commodity trades to third parties and affiliates in the Commodity Trading and Milling segment. The increases were partially offset by lower spot market rates in the Power segment.

Pork Segment

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$359	$331	$687	$652
Operating income	$50	$19	$79	$35
Income from affiliates	$4	$4	$7	$6

Net sales for the Pork segment increased $28 million and $35 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The increases were primarily the result of an increase in sales of market hogs related to the February 2016 acquisition as discussed in Note 9 to the Condensed Consolidated Financial Statements and higher prices for pork products sold, partially offset by lower volume of pork products sold.

Operating income for the Pork segment increased $31 million and $44 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The increases were primarily the result of lower feed costs for hogs internally grown and higher prices for pork products sold. Management is unable to predict future market prices for pork products, the cost of feed or cost of third-party hogs. However, management anticipates positive operating income for this segment for the remainder of 2016.

Commodity Trading and Milling Segment

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$707	$779	$1,416	$1,599
Operating income as reported	$19	$8	$28	$12
Mark-to-market gains	(18)	(2)	(13)	(6)
Operating income excluding mark-to-market adjustments	$1	$6	$15	$6
Loss from affiliates	$(11)	$(16)	$(15)	$(25)

Net sales for the Commodity Trading and Milling segment decreased $72 million and $183 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The decreases primarily reflected lower sales prices, resulting from lower commodity prices, and the mix of products sold, partially offset by higher volumes in corn, soybeans and wheat.

Operating income for this segment increased $11 million and $16 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The increases primarily reflected higher margins on commodity trades to third parties and affiliates, partially offset by higher affiliate bad debt expense. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of this bad debt expense. The increases also reflected higher gains of $16 million and $7 million of mark-to-market derivative contracts for the three and six month periods, respectively, as further discussed below. Excluding the effects of mark-to-market adjustments for derivative contracts, operating income decreased $5 million for the three month period of 2016 and increased $9 million for the six month period of 2016, compared to the same periods for 2015.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $18 million and $13 million for the three and six month periods of 2016, respectively, and would have been lower by $2 million and $6 million for the three and six month periods of 2015, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and, these mark-to-market adjustments could reverse in fiscal 2016. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Loss from affiliates for the three and six month periods of 2016 decreased by $5 million and $10 million, respectively, from the same periods in 2015. The decreases primarily reflect lower operating losses and the write-off of a notes receivable from an affiliate in Brazil during the second quarter of 2015. See Note 9 to the Condensed Consolidated Financial Statements for further information on this affiliate. Based on the uncertainty of local political and economic environments in the countries in which Seaboard’s affiliates operate, management cannot predict future results.

Marine Segment

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$232	$242	$459	$479
Operating income	$7	$5	$10	$12
Income from affiliates	$—	$—	$1	$1

Net sales for the Marine segment decreased $10 million and $20 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The decreases were primarily the result of lower cargo rates in certain markets during 2016 compared to 2015, partially offset by higher volumes.

Operating income increased $2 million for the three month period of 2016 compared to the same period in 2015. The increase was primarily the result of lower voyage costs, principally fuel costs on a per unit shipped basis, partially offset by lower cargo rates. Operating income decreased $2 million for the six month period of 2016 compared to the same period in 2015 primarily the result of lower cargo rates, partially offset by lower voyage costs, principally fuel costs on a per unit shipped basis. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2016. However, management anticipates this segment will have positive operating income for the remainder of 2016.

Sugar Segment

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$36	$45	$69	$90
Operating income	$2	$1	$2	$5
Income from affiliates	$—	$—	$1	$—

Net sales for the Sugar segment decreased $9 million and $21 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The decreases primarily reflected lower selling prices for sugar and alcohol and lower volumes of sugar sold. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sale prices in terms of U.S. dollars was principally offset by exchange rate changes as the Argentine peso continued to be weaker against the U.S. dollar as compared to the same period last year. Management cannot predict local sugar and alcohol prices for the remainder of 2016, but management anticipates that the Argentine peso will continue to be weaker against the U.S. dollar.

Operating income increased $1 million and decreased $3 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The increase for the three month period primarily reflected lower production costs for sugar, alcohol and cogeneration and reduced selling, general and administrative expenses principally from decreased personnel-related costs, partially offset by lower income from sugar sales as a result of lower sales prices and volumes. The decrease for the six month period primarily reflected lower income from sugar sales as a result of lower volumes of sugar sold, lower sales prices and higher cogeneration costs. Partially offsetting the decrease was lower production costs for sugar and reduced selling, general and administrative expenses as noted above. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2016.

Power Segment

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$19	$28	$36	$53
Operating income	$2	$4	$2	$7
Income from affiliates	$—	$1	$1	$1

Net sales for the Power segment decreased $9 million and $17 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The decreases primarily reflect lower spot market rates, which were attributable primarily to lower fuel costs, a component of pricing.

Operating income decreased $2 million and $5 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The decreases primarily reflected lower spot market rates, partially offset by lower fuel costs per kilowatt hour generated and other lower production costs. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2016.

Turkey Segment

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(Millions of dollars)	2016	2015	2016	2015
Income from affiliates	$18	$23	$38	$40

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The decreases in income from affiliates for the three and six month periods of 2016, respectively, compared to the same periods in 2015 were primarily the result of higher costs from the increased production of further processed turkey products, higher marketing costs and lower volumes, partially offset by higher prices for turkey products sold. Management is unable to predict future market prices for turkey products, the cost of feed or the impact to the Turkey segment from avian influenza. However, management anticipates positive income for this segment for the remainder of 2016.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses increased by $7 million and $6 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The increases were primarily related to higher affiliate bad debt expense in the Commodity Trading and Milling segment. As a percent of sales, SG&A was 5% for the first half of 2016 and for the same period in 2015.

Interest Expense

Interest expense increased by $5 million and $8 million for the three and six month periods of 2016, respectively, compared to the same periods in 2015. The increases were primarily related to long-term debt issued in December 2015 and higher interest rates on larger notes payable balances at Seaboard’s foreign subsidiaries. See Note 7 to the Condensed Consolidated Financial Statements for further information on debt.

Other Investment Income (Loss), Net

The fluctuations in other investment income (loss), net for the three and six month periods of 2016 compared to the same periods in 2015 primarily reflects higher income on short-term investments related to mark-to-market fluctuations and dividends, partially offset by higher losses associated with investments in refined coal processing plants. A portion of Seaboard’s investment losses in refined coal processing plants are offset by tax credits in income tax expense.

Foreign Currency Gains, Net

Foreign currency gains, net totaled $2 million and $9 million for the three and six month periods of 2016, respectively, and $1 million and $2 million for the three and six month periods of 2015, respectively. The fluctuation primarily reflects gains in the South African rand, partially offset by losses in the Zambian kwacha, among other currency exchange rate changes in several foreign countries. The political and economic conditions of the countries in which Seaboard operates and does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard. Although Seaboard does not utilize hedge accounting, Seaboard does utilize foreign currency exchange contracts to manage its risks and exposure to foreign currency fluctuations primarily related to the South African rand. Management believes gains and losses on commodity transactions, including the mark-to-market effects, of such foreign currency exchange contracts relate to the underlying commodity transactions and classifies such gains and losses in cost of sales. All other gains and losses on foreign currency exchange agreements are included in foreign currency gains, net.

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

The effective tax rate for the three and six month periods of 2016 was lower than that for the three and six month periods of 2015 primarily due to the 2015 Tax Act’s extension of certain tax provisions that had expired during the three and six month periods of 2015 and additional tax credits earned.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of July 2, 2016. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of this report, Seaboard may repurchase up to $100 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 8 to the Condensed Consolidated Financial Statements for further discussion. There were no purchases made pursuant to Seaboard’s share repurchase program during the second quarter of 2016.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 10, 2016

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: August 10, 2016