Form 10-Q
period 2016-10-01
SEABOARD CORP /DE/
filed 2016-11-02
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on October 28, 2016.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars except share and per share amounts)	2016	2015	2016	2015
Net sales:
Products (includes affiliate sales of $261, $241, $697 and $665)	$1,070	$1,139	$3,230	$3,464
Services (includes affiliate sales of $0, $0, $1 and $0)	237	243	716	744
Other	23	29	60	83
Total net sales	1,330	1,411	4,006	4,291
Cost of sales and operating expenses:
Products	1,006	1,077	2,977	3,277
Services	198	223	619	666
Other	18	21	51	65
Total cost of sales and operating expenses	1,222	1,321	3,647	4,008
Gross income	108	90	359	283
Selling, general and administrative expenses	66	67	205	200
Operating income	42	23	154	83
Other income (expense):
Interest expense	(7)	(4)	(23)	(12)
Interest income	7	2	11	8
Interest income from affiliates	6	7	18	21
Income from affiliates	21	16	54	39
Other investment income (loss), net	29	(26)	42	(22)
Foreign currency gains, net	1	—	10	2
Miscellaneous, net	1	(5)	(1)	(7)
Total other income (loss), net	58	(10)	111	29
Earnings before income taxes	100	13	265	112
Income tax expense	(25)	(10)	(55)	(44)
Net earnings	$75	$3	$210	$68
Less: Net income attributable to noncontrolling interests	—	—	(1)	—
Net earnings attributable to Seaboard	$75	$3	$209	$68

Earnings per common share	$64.42	$2.59	$178.67	$57.73

Other comprehensive income (loss), net of income tax benefit of $1, $1, $9 and $2:
Foreign currency translation adjustment	(7)	(7)	(23)	(22)
Unrealized gain on investments	1	—	1	1
Unrecognized pension cost	—	1	2	3
Other comprehensive loss, net of tax	$(6)	$(6)	$(20)	$(18)
Comprehensive income (loss)	69	(3)	190	50
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—
Comprehensive income (loss) attributable to Seaboard	$69	$(3)	$189	$50

Average number of shares outstanding	1,170,550	1,170,550	1,170,550	1,170,550

See accompanying notes to Condensed Consolidated Financial Statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	October 1,	December 31,
(Millions of dollars except share and per share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$113	$50
Short-term investments	1,180	1,254
Receivables, net	451	510
Inventories	779	739
Other current assets	104	111
Total current assets	2,627	2,664
Net property, plant and equipment	978	831
Investments in and advances to affiliates	756	671
Notes receivable from affiliates, net	192	200
Other non-current assets	90	65
Total assets	$4,643	$4,431
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$129	$141
Current maturities of long-term debt	17	4
Accounts payable	213	239
Deferred revenue	106	93
Other current liabilities	328	289
Total current liabilities	793	766
Long-term debt, less current maturities	503	518
Deferred income taxes	66	41
Other liabilities and deferred credits	203	224
Total non-current liabilities	772	783
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,170,550 shares	1	1
Accumulated other comprehensive loss	(298)	(278)
Retained earnings	3,363	3,153
Total Seaboard stockholders’ equity	3,066	2,876
Noncontrolling interests	12	6
Total equity	3,078	2,882
Total liabilities and stockholders’ equity	$4,643	$4,431

See accompanying notes to Condensed Consolidated Financial Statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 1,	October 3,
(Millions of dollars)	2016	2015
Cash flows from operating activities:
Net earnings	$210	$68
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	74	69
Deferred income taxes	34	(33)
Pay-in-kind interest and accretion on notes receivable from affiliates	(2)	(13)
Income from affiliates	(54)	(39)
Dividends received from affiliates	31	36
Other investment loss (income), net	(42)	22
Other, net	15	2
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	42	177
Inventories	(14)	30
Other current assets	7	(9)
Current liabilities, exclusive of debt	26	40
Other, net	(28)	16
Net cash from operating activities	299	366
Cash flows from investing activities:
Purchase of short-term investments	(353)	(675)
Proceeds from the sale of short-term investments	461	434
Proceeds from the maturity of short-term investments	19	24
Capital expenditures	(128)	(96)
Proceeds from the sale of fixed assets	46	24
Acquisition of businesses	(214)	—
Investments in and advances to affiliates, net	(55)	(78)
Long-term notes receivable issued to affiliates	(12)	—
Principal payments received on long-term notes receivable from affiliates	12	—
Purchase of long-term investments	(19)	(26)
Other, net	8	7
Net cash from investing activities	(235)	(386)
Cash flows from financing activities:
Notes payable to banks, net	(2)	33
Proceeds from long-term debt	2	—
Principal payments of long-term debt	(1)	—
Net cash from financing activities	(1)	33
Effect of exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents	63	13
Cash and cash equivalents at beginning of year	50	36
Cash and cash equivalents at end of period	$113	$49

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

Supplemental Non-Cash Transactions

Seaboard had notes receivable from affiliates that accrued pay-in-kind interest income, primarily from one affiliate. On January 4, 2016, the interest on this note receivable was modified to eliminate future pay-in-kind interest as discussed in Note 9 to the Condensed Consolidated Financial Statements. Seaboard recognized less than $1 million of non-cash accretion of discount and $2 million of non-cash, pay-in-kind interest income and accretion of discount for the three and nine months ended October 1, 2016, respectively, and $4 million and $13 million for the three and nine months ended October 3, 2015, respectively, related to notes receivable from affiliates.

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

In January 2016, the FASB issued guidance that requires entities to measure equity investments, other than those accounted for using the equity method of accounting, at fair value and recognize any changes in fair value in net income if a readily determinable fair value exists. For equity investments without readily determinable fair values, the cost method of accounting is eliminated. An entity may elect to record these equity investments at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The new guidance is effective for interim and annual periods beginning after December 15, 2017. Seaboard believes the adoption of this guidance will not have a material impact on Seaboard’s financial position or net earnings.

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

Note 2 – Investments

The following is a summary of the amortized cost and estimated fair value of short-term investments for both available-for-sale and trading securities at October 1, 2016 and December 31, 2015.

	October 1, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
(Millions of dollars)	Cost	Value	Cost	Value
Money market funds	$—	$—	$81	$81
Total available-for-sale short-term investments	—	—	81	81
Domestic equity securities	466	491	475	466
Domestic debt securities	400	403	452	450
Foreign equity securities	158	159	120	120
High yield debt securities	104	105	108	104
Collateralized loan obligations	14	14	10	10
Money market funds held in trading accounts	8	8	22	22
Other trading securities	—	—	1	1
Total trading short-term investments	1,150	1,180	1,188	1,173
Total short-term investments	$1,150	$1,180	$1,269	$1,254

Seaboard had $91 million of equity securities denominated in foreign currencies at October 1, 2016, with $34 million in euros, $19 million in Japanese yen, $15 million in British pounds, $7 million in Swiss francs and the remaining $16 million in various other currencies. At December 31, 2015, Seaboard had $80 million of equity securities denominated in foreign currencies, with $25 million in euros, $20 million in Japanese yen, $15 million in British pounds, $7 million in Swiss francs and the remaining $13 million in various other currencies. Also, money market funds included less than $1 million and $3 million denominated in various foreign currencies at October 1, 2016 and December 31, 2015, respectively.

Unrealized gains (losses) related to trading securities were $27 million and $41 million for the three and nine months ended October 1, 2016, respectively, and $(22) million and $(21) million for the three and nine months ended October 3, 2015, respectively.

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the Condensed Consolidated Balance Sheets. See Note 5 to the Condensed Consolidated Financial Statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at October 1, 2016 and December 31, 2015:

	October 1,	December 31,
(Millions of dollars)	2016	2015
At lower of LIFO cost or market:
Live hogs and materials	$255	$210
Fresh pork and materials	31	26
	286	236
LIFO adjustment	(25)	(28)
Total inventories at lower of LIFO cost or market	261	208
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	315	330
Sugar produced and in process	37	52
Other	62	61
Total inventories at lower of FIFO cost or market	414	443
Grain, flour and feed at lower of weighted average cost or market	104	88
Total inventories	$779	$739

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. Seaboard’s U.S. federal income tax years are closed through 2011. Seaboard’s 2013 U.S. income tax return is currently under Internal Revenue Service examination. There have not been any material changes in unrecognized income tax benefits since December 31, 2015. Interest and penalties related to unrecognized tax benefits were not material for the nine months ended October 1, 2016.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of October 1, 2016 and also the level within the fair value hierarchy used to measure each category of assets and liabilities. Seaboard determines if there are any transfers between levels at the end of a reporting period. There were no transfers between levels that occurred in the first nine months of 2016. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	October 1,
(Millions of dollars)	2016	Level 1	Level 2	Level 3
Assets:
Trading securities – short term investments:
Domestic equity securities	$491	$491	$—	$—
Domestic debt securities	403	403	—	—
Foreign equity securities	159	159	—	—
High yield debt securities	105	—	105	—
Collateralized loan obligations	14	—	14	—
Money market funds held in trading accounts	8	8	—	—
Trading securities – other current assets:
Domestic equity securities	30	30	—	—
Foreign equity securities	4	4	—	—
Fixed income mutual funds	3	3	—	—
Other	4	3	1	—
Derivatives:
Commodities (1)	9	9	—	—
Foreign currencies	1	—	1	—
Total Assets	$1,231	$1,110	$121	$—
Liabilities:
Derivatives:
Commodities (1)	$12	$12	$—	$—
Interest rate swaps	6	—	6	—
Foreign currencies	7	—	7	—
Total Liabilities	$25	$12	$13	$—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts. As of October 1, 2016, the commodity derivatives had a margin account balance of $17 million resulting in a net other current asset in the Condensed Consolidated Balance Sheet of $14 million.

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

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The amortized cost and estimated fair values of short-term investments at October 1, 2016 and December 31, 2015 are presented in Note 2 to the Condensed Consolidated Financial Statements. The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is variable-rate, its carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value on its Condensed Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy.

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. As the derivatives discussed below are not accounted for as hedges, fluctuations in the related commodity prices, foreign currency exchange rates and interest rates could have a material impact on earnings in any given period. Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2015.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At October 1, 2016, Seaboard had open net derivative contracts to purchase 20 million bushels of grain, 14 million pounds of hogs and 12 million pounds of soybean oil. At December 31, 2015, Seaboard had open net derivative contracts to purchase 25 million pounds of hogs, 22 million bushels of grain and 3 million pounds of sugar and open net derivative contracts to sell 8 million pounds of soybean oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the Condensed Consolidated Statements of Comprehensive Income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the Condensed Consolidated Statements of Comprehensive Income. At October 1, 2016 and December 31, 2015, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $60 million and $94 million, respectively, primarily related to the South African rand and Canadian dollar.

Interest Rate Exchange Agreements

During 2014 and 2015, Seaboard entered into four, approximately eight-year interest rate exchange agreements with mandatory early termination dates, which coincided with the anticipated delivery dates in 2015 and 2016 of dry bulk vessels to be leased. These agreements involved the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying notional amounts to mitigate the potential effects of fluctuations in interest rates on the anticipated dry bulk vessel leases. As of December 31, 2015, two agreements remained, with an aggregate notional amount of $44 million. In the first quarter of 2016, these agreements were terminated and not renewed with the delivery of the final two bulk vessels. Payments to unwind these agreements totaled $2 million.

During 2010, Seaboard entered into three ten-year interest rate exchange agreements to mitigate the effects of fluctuations in interest rates on variable-rate debt. These agreements involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. Seaboard pays a fixed rate and receives a variable rate of interest on the notional amounts.

At October 1, 2016 and December 31, 2015, Seaboard had three and five interest rate exchange agreements outstanding, respectively, with a total notional value of $75 million and $119 million, respectively. None of Seaboard’s outstanding interest rate exchange agreements qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in miscellaneous, net in the Condensed Consolidated Statements of Comprehensive Income.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps should the counterparties fail to perform according to the terms of the contracts. As of October 1, 2016, Seaboard had a maximum amount of loss due to credit risk in the amount of $1 million with three counterparties related to foreign currency exchange agreements, and no counterparty credit risk related to the interest rate swaps. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2016 and October 3, 2015.

		Three Months Ended		Nine Months Ended
		October 1,	October 3,	October 1,	October 3,
(Millions of dollars)		2016	2015	2016	2015
Commodities	Cost of sales	$(14)	$(16)	$17	$(18)
Foreign currencies	Cost of sales	(12)	4	(25)	5
Foreign currencies	Foreign currency gains, net	—	—	—	2
Interest rate swaps	Miscellaneous, net	1	(5)	(3)	(6)

The following table provides the fair value of each type of derivative held as of October 1, 2016 and December 31, 2015 and where each derivative is included in the Condensed Consolidated Balance Sheets.

		Asset Derivatives			Liability Derivatives
		October 1,	December 31,		October 1,	December 31,
(Millions of dollars)		2016	2015		2016	2015
Commodities(1)	Other current assets	$9	$4	Other current liabilities	$12	$18
Foreign currencies	Other current assets	1	8	Other current liabilities	7	—
Interest rate swaps	Other current assets	—	—	Other current liabilities	6	6

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the Condensed Consolidated Balance Sheets on a net basis, including netting the derivatives with the related margin accounts. As of October 1, 2016 and December 31, 2015, the commodity derivatives had a margin account balance of $17 million and $29 million, respectively, resulting in a net other current asset in the Condensed Consolidated Balance Sheets of $14 million and $15 million, respectively.

Note 6 – Employee Benefits

Seaboard maintains two defined benefit pension plans for its domestic salaried and clerical employees. During the third quarter of 2016, Seaboard completed future funding analyses for these plans, and in September 2016 made a deductible contribution of $39 million to one of the pension plans for the 2015 plan year. At this time, no further contributions are expected to be made to these plans in 2016. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$3	$2	$7	$7
Interest cost	2	3	8	8
Expected return on plan assets	(2)	(2)	(6)	(6)
Amortization and other	1	1	3	3
Net periodic benefit cost	$4	$4	$12	$12

Note 7 – Notes Payable, Long-term Debt, Commitments and Contingencies

Notes Payable

Of the $129 million of notes payable outstanding at October 1, 2016, $106 million are related to foreign subsidiaries, with $90 million denominated in South African rand, $11 million denominated in Argentine pesos and $5 million denominated in Zambian kwacha. The weighted average interest rate for outstanding notes payable was 10.21% and 11.74% at October 1, 2016 and December 31, 2015, respectively. As of October 1, 2016, Seaboard had uncommitted bank lines totaling $381 million, of which $331 million related to foreign subsidiaries. The notes payable under the credit lines are unsecured and do not require compensating balances.

On September 30, 2016, Seaboard entered into a $100 million committed bank line with Wells Fargo Bank, National Association (“Wells Fargo”) that matures on September 29, 2017. Interest is computed at LIBOR plus 0.50% and Seaboard incurs an unused commitment fee of 0.09% per annum. This bank line is secured by certain short-term investments. The line of credit is subject to standard representations and covenants. There was no outstanding balance as of October 1, 2016.

Seaboard’s borrowing capacity under its committed and uncommitted lines was reduced by $129 million drawn under the uncommitted lines and letters of credit totaling $4 million as of October 1, 2016.

Long-term Debt

The following is a summary of long-term debt:

	October 1,	December 31,
(Millions of dollars)	2016	2015
Term Loan due 2022	$500	$500
Foreign subsidiary obligations due 2018 through 2023	21	23
Total long-term debt at face value	521	523
Current maturities of long-term debt and unamortized discount	(18)	(5)
Long-term debt, less current maturities and unamortized discount	$503	$518

The interest rate on the Term Loan due 2022 was 2.14% and 1.90% at October 1, 2016 and December 31, 2015, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 23.82% and 30.23% at October 1, 2016 and December 31, 2015, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of October 1, 2016.

Commitments

In 2015, Seaboard’s Pork segment and Triumph Foods, LLC (“Triumph”) entered into a new joint venture, Seaboard Triumph Foods, LLC (“STF LLC”), with equal ownership of 50%. This joint venture is constructing a new pork processing facility in Sioux City, Iowa, which is expected to be completed by mid-2017. Seaboard originally agreed to contribute up to $207 million in connection with the development and operation of the facility; however, in the first quarter of 2016, third-party financing was obtained by STF LLC, and the subscription agreement was amended to require $150 million in capital contributions. As of October 1, 2016, $15 million is expected to be contributed during the remainder of 2016, with $73 million due in 2017. As part of the operations, Seaboard agreed to provide a portion of the hogs to be processed at the facility.

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

Contingent Obligations

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of October 1, 2016, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third-party or affiliate guarantees as management considers the likelihood of loss to be remote. See Notes Payable section above for discussion of letters of credit.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place that was approved by its Board of Directors and is in effect through October 31, 2017. As of October 1, 2016, the authorized amount of repurchase under the share repurchase program remained at $100 million. Seaboard did not repurchase any shares of common stock for the nine months ended October 1, 2016. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations, and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

In December 2012, Seaboard declared and paid a dividend of $12.00 per share on common stock. The increased amount of the dividend (which has historically been $0.75 per share on a quarterly basis or $3.00 per share on an annual basis) represented a prepayment of the annual 2013, 2014, 2015 and 2016 dividends ($3.00 per share per year). Seaboard is currently evaluating whether to declare a dividend for 2017, although no assurance can be given as to whether or when any dividend would be declared and paid, or as to the amount of any dividend.

The changes in the components of other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Foreign currency translation adjustment	$(7)	$(7)	$(23)	$(22)
Unrealized gain on investments	1	—	1	1
Unrecognized pension cost (1)	—	1	2	3
Other comprehensive loss, net of tax	$(6)	$(6)	$(20)	$(18)

(1)

This primarily represents the amortization of actuarial losses that were included in net periodic pension cost and was recorded in operating income. See Note 6 to the Condensed Consolidated Financial Statements for further discussion.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	October 1,	December 31,
(Millions of dollars)	2016	2015
Cumulative foreign currency translation adjustment	$(251)	$(228)
Unrealized gain on investments	2	1
Unrecognized pension cost	(49)	(51)
Total accumulated other comprehensive loss	$(298)	$(278)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. During the nine months ended October 1, 2016, Seaboard recognized $22 million of other comprehensive loss, net of related taxes, related to the devaluation of the Argentine peso. At October 1, 2016, the Sugar segment had $96 million in net assets denominated in Argentine pesos and net assets denominated in U.S. dollars were less than $1 million. Management anticipates that the Argentine peso could continue to weaken against the U.S. dollar and that Seaboard could incur additional foreign currency translation adjustment losses in other comprehensive loss during the remainder of 2016.

At October 1, 2016 and October 3, 2015, income taxes for the cumulative foreign currency translation adjustment was recorded using a 35% effective tax rate except for $87 million and $72 million, respectively, related to certain subsidiaries for which no tax benefit was recorded. At October 1, 2016 and October 3, 2015, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective tax rate except for unrecognized pension cost of $18 million and $19 million, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 9  – Segment Information

Seaboard has six reportable segments: Pork, Commodity Trading and Milling (“CT&M”), Marine, Sugar, Power and Turkey, each offering a specific product or service. Below are segment updates from year-end or that impact prior period financial statements.

On September 1, 2016, Seaboard’s Pork segment acquired certain assets of Texas Farm LLC for total cash consideration of $59 million. Texas Farm LLC was a hog growing operation with hog inventory, hog farms and a feed mill located in Texas. The additional hog production will allow Seaboard to expand and realign its hog production in other states to supply the Guymon, Oklahoma, pork processing plant and the Seaboard Triumph Foods processing plant located in Sioux City, Iowa, scheduled to begin operations in mid-2017.

The purchase was recorded at fair value in Seaboard’s Pork segment and the allocation of the preliminary purchase price was as follows. Goodwill is primarily attributable to workforce and the benefits of acquiring an existing operation rather than incurring the costs and time to begin a new hog operation.

(Millions of dollars)
Inventories	$16
Property, plant and equipment	42
Goodwill	3
Accounts payable	(2)
Total consideration transferred	$59

Operating results have been included in Seaboard’s Condensed Consolidated Financial Statements from the date of acquisition. There was no material impact to Seaboard’s sales and net earnings as a result of the purchase. Acquisition costs were less than $1 million.

During the third quarter of 2016, Seaboard’s Pork segment acquired additional hog inventory and a sow farm for total cash consideration of $7 million. The purchase was recorded at fair value and $1 million and $6 million were allocated to inventories and property, plant and equipment, respectively. No material intangible assets were identified and acquisition costs were less than $1 million.

On February 7, 2016, Seaboard’s Pork segment acquired hog inventory, a feed mill, truck washes and certain hog farms in the Central U.S. from Christensen Farms & Feedlots, Inc. and Christensen Farms Midwest, LLC (“Christensen Farms”) for total cash consideration of $148 million. Seaboard had previously agreed to provide a portion of the hogs to be processed at the new pork processing facility being developed through STF LLC, as discussed in Note 7 to the Condensed Consolidated Financial Statements.

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

Operating results have been included in Seaboard’s Condensed Consolidated Financial Statements from the date of acquisition. Net sales of $39 million and $93 million and an immaterial amount of net income were recognized during the three and nine months ended October 1, 2016, respectively. Acquisition costs were less than $1 million.

With these purchases, Seaboard increased its sow herd to meet the majority of its supply commitment for single shift processing at the new Seaboard Triumph Foods plant. The following unaudited pro forma information presents the combined consolidated financial results for Seaboard as if all three acquisitions had been completed at the beginning of January 1, 2015.

	Three months ended		Nine months ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars except per share amounts)	2016	2015	2016	2015
Net sales	$1,344	$1,482	$4,078	$4,495
Net earnings	$73	$—	$198	$54
Earnings per common share	$62.71	$0.02	$169.27	$45.77

The CT&M segment has a 50% noncontrolling interest in a bakery located in the Democratic Republic of Congo (“DRC”). As a result of continuing equipment problems, other production challenges and unfavorable local market conditions causing operating losses and challenges in gaining market share, Seaboard recorded a write-down of $11 million in loss from affiliate in the fourth quarter of 2014, which represented the remaining equity investment in this business. There was no tax benefit from this transaction. As part of its original investment, Seaboard has an interest bearing long-term note receivable from this affiliate, which was restructured during the second quarter of 2016 to extend the maturity to June 2022 and change the bi-annual payments to monthly payments of varying amounts beginning in the fourth quarter of 2016. In addition to the debt restructuring, certain events occurred during the second quarter, including the bakery’s failure to meet cash flow forecasts due to significant equipment updates that did not accomplish the intended improvement in quality and consistency of the bread, that caused new bakery management to reevaluate the business plan and the production and profitability forecast. As a result, Seaboard reserved $11 million of this note in bad debt expense within selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income during the second quarter of 2016. There was no tax benefit from this transaction. As of October 1, 2016, the recorded balance of this note was $24 million, all classified as long-term. If the future long-term cash flows of this bakery do not improve, updated forecasted cash flow projections are not met, or scheduled payments are not made, more of the recorded value of the note receivable from affiliate could be deemed uncollectible in the future, which could result in a material charge to earnings. Including this business, as of October 1, 2016, Seaboard had a total of $50 million of investments in, advances to and notes receivable from all of its affiliates in the DRC, which represent the single largest foreign country risk exposure of Seaboard’s equity method investments. One of the other affiliates in the DRC, to which Seaboard sells wheat, is the only supplier of flour to this bakery.

The CT&M segment also has a 50% noncontrolling interest in a flour production business in Brazil. Since September 2013, Seaboard has contributed a total of $63 million in investments and advances, and provided a $13 million long-term loan to this business. Half of the interest on this long-term note receivable from affiliate is payable currently in cash and the other half accrues as pay-in-kind interest. This note receivable matures in September 2020, but can be repaid with Seaboard having the option to convert the note receivable to equity and the other equity holders having the option to match such conversion with a purchase of new shares to avoid dilution. Due to the extent of the losses, Seaboard has previously fully reserved all advances and long-term receivable, and as such, Seaboard’s investment in the business, advances and long-term note receivable are zero as of October 1, 2016. Included in the above, Seaboard’s advances totaled $14 million during the nine months ended October 1, 2016. Seaboard recorded income (loss) from affiliate of $2 million and $(10) million for the three and nine months ended October 1, 2016, respectively, and currency translation adjustment losses included in other comprehensive income (loss) of $2 million and $4 million, respectively, as this entity’s functional currency is the Brazilian real. Seaboard also has a gross trade receivable due from affiliate related to this business resulting from sales of grain and supplies of $22 million and $17 million as of October 1, 2016 and December 31, 2015, respectively, which Seaboard recorded a reserve of $9 million during 2015 based on an analysis of collectability and working capital. On October 28, 2016, Seaboard reached an agreement with the other shareholder to revise the Shareholders Agreement to restructure the affiliate debt and equity of the business, which resulted in the dilution of the other shareholder’s ownership. No cash consideration was exchanged. As a result of the dilution, Seaboard owns 98% of the voting equity and obtained control of the business. During the fourth quarter of 2016, Seaboard will account for the transaction as a business combination achieved in stages by remeasuring its equity interest to fair value as of the acquisition date and will recognize any gain or loss in earnings. Seaboard will then include the financial results of the business in its consolidated financial statements from the date of acquisition. The business had third-party debt of $13 million and $16 million as of October 1, 2016 and December 31, 2015, respectively. The purchase price allocation was not complete as of the date of the filing pending the valuation of assets acquired and liabilities assumed.

During the first quarter of 2016, the CT&M segment provided a $12 million loan to a Peruvian affiliate. The Peruvian affiliate repaid $6 million in the second quarter of 2016 and the remaining $6 million in the third quarter of 2016. Interest was payable monthly and the principal due on August 31, 2017, with no prepayment penalty.

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

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of October 1, 2016 and December 31, 2015, Butterball had total assets of $1,143 million and $1,087 million, respectively. Butterball’s summarized income statement information is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$450	$511	$1,226	$1,299
Operating income	$27	$69	$116	$163
Net income	$22	$58	$94	$134

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

Sales to External Customers:	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Pork	$371	$347	$1,058	$999
Commodity Trading and Milling	673	756	2,089	2,355
Marine	225	230	684	709
Sugar	34	49	103	139
Power	23	25	59	78
All Other	4	4	13	11
Segment/Consolidated Totals	$1,330	$1,411	$4,006	$4,291

Operating Income (Loss):	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Pork	$54	$26	$133	$61
Commodity Trading and Milling	(13)	(5)	15	7
Marine	9	(2)	19	10
Sugar	(7)	3	(5)	8
Power	4	3	6	10
All Other	1	1	2	1
Segment Totals	48	26	170	97
Corporate	(6)	(3)	(16)	(14)
Consolidated Totals	$42	$23	$154	$83

Income (Loss) from Affiliates:	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Pork	$3	$2	$10	$8
Commodity Trading and Milling	5	(19)	(10)	(44)
Marine	—	1	1	2
Sugar	—	1	1	1
Power	2	1	3	2
Turkey	11	30	49	70
Segment/Consolidated Totals	$21	$16	$54	$39

Total Assets:	October 1,	December 31,
(Millions of dollars)	2016	2015
Pork	$1,118	$858
Commodity Trading and Milling	1,005	988
Marine	316	296
Sugar	161	202
Power	188	271
Turkey	483	448
All Other	5	6
Segment Totals	3,276	3,069
Corporate	1,367	1,362
Consolidated Totals	$4,643	$4,431

Investments in and Advances to Affiliates:	October 1,	December 31,
(Millions of dollars)	2016	2015
Pork	$166	$115
Commodity Trading and Milling	208	218
Marine	35	19
Sugar	4	3
Power	28	34
Turkey	315	282
Segment/Consolidated Totals	$756	$671

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of October 1, 2016 decreased $11 million to $1,293 million from December 31, 2015. The decrease was primarily the result of cash and short-term investments used of $214 million for the acquisitions of hog inventory and related assets as further discussed in Note 9 to the Condensed Consolidated Financial Statements and cash used for capital expenditures of $128 million, partially offset by net cash from operating activities of $299 million. Cash from operating activities decreased $67 million for the nine months ended October 1, 2016 compared to the same period in 2015, primarily as a result of changes in working capital, partially offset by higher net earnings.

Capital Expenditures, Acquisitions and Other Investing Activities

During the nine months ended October 1, 2016, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $128 million in property, plant and equipment, of which $49 million was in the Pork segment, $34 million in the Commodity Trading and Milling segment, $16 million in the Marine segment and $28 million in the Sugar segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment, additional hog finishing barns and the purchase and improvement of another biodiesel plant. In June 2016, the Pork segment purchased a biodiesel plant in St. Joseph, Missouri, for $6 million that became operational in the third quarter. Of the Commodity Trading and Milling segment expenditures, $29 million was for the construction of two dry bulk vessels, of which both were delivered and then sold and leased back by Seaboard, at book value of $44 million each during the first quarter of 2016. The Marine segment expenditures were primarily for purchases of cargo carrying and handling equipment. The Sugar segment expenditures were primarily for a milling capacity increase and fermentation and distillery equipment upgrades. All other capital expenditures were primarily of a normal recurring nature and primarily included replacements of machinery and equipment, and general facility modernizations and upgrades.

For the remainder of 2016, management has budgeted capital expenditures totaling $58 million. The Pork segment plans to spend $23 million primarily for improvements to its existing facilities and related equipment and additional hog finishing barns. The Commodity Trading and Milling segment plans to spend $12 million primarily for milling assets in Zambia and other improvements to existing facilities and related equipment. The Marine segment has budgeted $13 million primarily for additional cargo carrying and handling equipment. The Sugar segment plans to spend $9 million primarily for increasing distillery and milling capacity. The balance of $1 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

During the nine months ended October 1, 2016, Seaboard contributed $36 million to its 50% joint venture, Seaboard Triumph Foods, LLC (“STF LLC”), constructing a pork processing facility in Sioux City, Iowa. As the joint venture obtained third-party financing in March 2016, the original subscription agreement was amended to modify the total contribution amount and timing of payments. See the Contractual Obligations section below for more information. In addition to capital contributions, Seaboard also agreed to provide a portion of the hogs to be processed at the facility. During 2016, Seaboard has acquired hog inventory and related assets through acquisitions of existing farm operations for a total investment of $214 million. These assets increased Seaboard’s hog production capacity to meet the majority of such hog supply commitment for single shift processing at the new plant. Seaboard anticipates buying additional hog inventory and related assets during 2016 and 2017 to further increase its hog supply capacity. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the significant acquisitions.

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

Financing Activities and Debt

As of October 1, 2016, Seaboard had short-term uncommitted lines of credit totaling $381 million and committed lines of credit totaling $100 million. Borrowings under the uncommitted lines of credit totaled $129 million, with $106 million related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines was further reduced by letters of credit totaling $4 million.

On September 30, 2016, Seaboard entered into a $100 million committed bank line with Wells Fargo Bank, National Association (“Wells Fargo”) that matures on September 29, 2017. Interest is computed at LIBOR plus 0.50% and Seaboard incurs an unused commitment fee of 0.09% per annum. This bank line is secured by certain short-term investments. The line of credit is subject to standard representations and covenants. There was no outstanding balance as of October 1, 2016.

On December 4, 2015, Seaboard’s subsidiary, Seaboard Foods LLC, obtained a $500 million unsecured term loan with a maturity date of December 4, 2022. Also in 2015, Seaboard’s Argentine subsidiary obtained long-term debt financing of $23 million, comprised of six loans denominated in Argentine pesos. All of the debt is guaranteed by Seaboard, except for $3 million secured by property, plant and equipment. See Note 7 to the Condensed Consolidated Financial Statements for current debt balances and for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

As of October 1, 2016, Seaboard had cash and short-term investments of $1,293 million and additional total net working capital of $541 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2016. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of October 1, 2016, $351 million of the $1,293 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries, and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the United States (“U.S.”). However, Seaboard’s intent is to permanently reinvest these funds outside the U.S., and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

Contractual Obligations

In the first quarter of 2016, STF LLC obtained third-party financing, and as a result the original subscription agreement was amended to modify Seaboard’s total contribution amount and timing of payments. Seaboard’s total contribution was reduced from $207 million to $150 million, with $15 million due during the remainder of 2016 and $73 million due in 2017. Construction of the pork processing facility is expected to be completed by mid-2017.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2016 decreased $81 million and $285 million, respectively, over the same periods in 2015. The decreases were primarily the result of lower sales prices and the mix of products sold in the Commodity Trading and Milling segment, lower cargo rates in the Marine segment, lower prices of sugar and alcohol sold in the Sugar segment, and lower spot market rates in the Power segment, partially offset by higher sales of market hogs in the Pork segment.

Operating income increased $19 million and $71 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The increases primarily reflected lower feed costs in the Pork segment and lower voyage costs in the Marine segment. The increases were partially offset by the impact of a labor strike in the Sugar segment and lower spot market rates in the Power segment.

Pork Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$371	$347	$1,058	$999
Operating income	$54	$26	$133	$61
Income from affiliates	$3	$2	$10	$8

Net sales for the Pork segment increased $24 million and $59 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The increases were primarily the result of higher sales of market hogs related to the February 2016 acquisition as discussed in Note 9 to the Condensed Consolidated Financial Statements, higher biodiesel sales, and higher prices for pork products sold for the nine month period. The increases were partially offset by lower volume of pork products sold.

Operating income for the Pork segment increased $28 million and $72 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The increases were primarily the result of lower feed costs for hogs internally grown, lower costs for third-party hogs purchased and improved overall margins from biodiesel operations. Management is unable to predict future market prices for pork products, the cost of feed or cost of third-party hogs. However, management anticipates positive operating income for this segment for the remainder of 2016.

Commodity Trading and Milling Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$673	$756	$2,089	$2,355
Operating income (loss) as reported	$(13)	$(5)	$15	$7
Mark-to-market losses (gains)	23	3	10	(3)
Operating income (loss) excluding mark-to-market adjustments	$10	$(2)	$25	$4
Income (loss) from affiliates	$5	$(19)	$(10)	$(44)

Net sales for the Commodity Trading and Milling segment decreased $83 million and $266 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The decreases primarily reflected lower sales prices, resulting from lower commodity prices and the mix of products sold, partially offset by higher volumes in corn and soybeans.

Operating income for this segment decreased $8 million for the three month period of 2016 and increased $8 million for the nine month period of 2016, compared to the same periods in 2015. The decrease for the three month period was primarily the result of fluctuations of $20 million of mark-to-market derivative contracts as discussed below, partially offset by higher margins on commodity trades to third parties and affiliates and lower affiliate bad debt expense. The increase for the nine month period primarily reflected higher margins on commodity trades to third parties and affiliates, partially offset by fluctuations of $13 million of mark-to-market derivative contracts as discussed below and higher affiliate bad debt expense. Excluding the effects of mark-to-market adjustments for derivative contracts, operating income increased $12 million and $21 million for the three and nine month periods of 2016, respectively, compared to the same periods for 2015.

Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, and the current volatility in the commodity markets, management is unable to predict future sales and operating results for this segment. However, management anticipates positive operating income for this segment for the remainder of 2016, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $23 million and $10 million for the three and nine month periods of 2016, respectively, and would have been higher by $3 million for the three month period of 2015 and lower by $3 million for the nine month period of 2015. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and, these mark-to-market adjustments could reverse in fiscal 2016. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Loss from affiliates for the three and nine month periods of 2016 decreased by $24 million and $34 million, respectively, from the same periods in 2015. The decreases primarily reflected lower operating and currency losses recorded against the investment and reserves for notes receivable and advances from an affiliate in Brazil. Seaboard’s loss from this Brazilian affiliate totaled $17 million and $49 million for the three and nine month periods ending October 3, 2015, respectively, compared to $2 million of income and $10 million of loss for the three and nine month periods ending October 1, 2016, respectively. See Note 9 to the Condensed Consolidated Financial Statements for further information on this affiliate. Based on the uncertainty of local political and economic environments in the countries in which the Commodity Trading and Milling segment’s affiliates operate, management cannot predict future results.

Marine Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$225	$230	$684	$709
Operating income (loss)	$9	$(2)	$19	$10
Income from affiliates	$—	$1	$1	$2

Net sales for the Marine segment decreased $5 million and $25 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The decreases were primarily the result of lower cargo rates in certain markets during 2016 compared to 2015,  partially offset by higher volumes.

Operating income increased $11 million and $9 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The increases were primarily the result of lower voyage costs, principally fuel costs on a per unit shipped basis, partially offset by lower cargo rates. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2016. However, management anticipates this segment will have positive operating income for the remainder of 2016.

Sugar Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$34	$49	$103	$139
Operating income (loss)	$(7)	$3	$(5)	$8
Income from affiliates	$—	$1	$1	$1

Net sales for the Sugar segment decreased $15 million and $36 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The decreases primarily reflected lower selling prices for sugar and alcohol and lower volumes of sugar sold. During the third quarter of 2016, a labor strike occurred that negatively impacted volumes and resulted in a $6 million inventory charge to cost of sales for fixed manufacturing costs associated with the revised production forecast. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sale prices in terms of U.S. dollars was principally offset by exchange rate changes as the Argentine peso continued to be weaker against the U.S. dollar as compared to the same period last year. Management cannot predict local sugar and alcohol prices for the remainder of 2016, but management anticipates that the Argentine peso will continue to be weaker against the U.S. dollar.

Operating income decreased $10 million and $13 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The decreases for the three and nine month periods primarily reflected lower income from sugar sales as a result of lower sales prices, volumes and the $6 million inventory charge. The decreases were partially offset by reduced selling, general and administrative expenses from decreased personnel-related costs. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2016.

Power Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Net sales	$23	$25	$59	$78
Operating income	$4	$3	$6	$10
Income from affiliates	$2	$1	$3	$2

Net sales for the Power segment decreased $2 million and $19 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The decreases primarily reflect lower spot market rates, which were attributable primarily to lower fuel costs, a component of pricing.

Operating income increased $1 million and decreased $4 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The increase for the three month period primarily reflected lower fuel costs per kilowatt hour generated and other lower production costs. The decrease for the nine month period primarily reflected lower spot market rates, partially offset by lower fuel costs per kilowatt hour generated and other lower production costs. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2016.

Turkey Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
(Millions of dollars)	2016	2015	2016	2015
Income from affiliates	$11	$30	$49	$70

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The decreases in income from affiliates for the three and nine month periods of 2016 compared to the same periods in 2015 were primarily the result of lower volume and prices for turkey products sold. Management is unable to predict future market prices for turkey products or the cost of feed. However, management anticipates positive income for this segment for the remainder of 2016.

Interest Expense

Interest expense increased $3 million and $11 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The increases were primarily related to long-term debt issued in December 2015 and higher interest rates on larger notes payable balances at Seaboard’s foreign subsidiaries. See Note 7 to the Condensed Consolidated Financial Statements for further information on debt.

Other Investment Income (Loss), Net

The fluctuations in other investment income (loss), net for the three and nine month periods of 2016 compared to the same periods in 2015 primarily reflects higher income on short-term investments related to mark-to-market fluctuations and dividends, partially offset by higher losses associated with investments in refined coal processing plants. A portion of Seaboard’s investment losses in the refined coal processing plants are offset by tax credits in income tax expense.

Foreign Currency Gains, Net

Foreign currency gains, net increased $1 million and $8 million for the three and nine month periods of 2016, respectively, compared to the same periods in 2015. The increases primarily reflect gains in the South African rand, among other currency exchange rate changes in several foreign countries. The political and economic conditions of the countries in which Seaboard operates and does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard. Although Seaboard does not utilize hedge accounting, Seaboard does utilize foreign currency exchange contracts to manage its risks and exposure to foreign currency fluctuations primarily related to the South African rand. Management believes gains and losses on commodity transactions, including the mark-to-market effects, of such foreign currency exchange contracts relate to the underlying commodity transactions and classifies such gains and losses in cost of sales. All other gains and losses on foreign currency exchange agreements are included in foreign currency gains, net.

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

The effective tax rate for the three and nine month periods of 2016 was lower than that for the three and nine month periods of 2015 primarily due to the 2015 Tax Act’s extension of certain tax provisions that had expired during the three and nine month periods of 2015 and additional tax credits earned.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of our Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of October 1, 2016. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended October 1, 2016 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of this report, Seaboard may repurchase up to $100 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 8 to the Condensed Consolidated Financial Statements for further discussion. There were no purchases made pursuant to Seaboard’s share repurchase program during the third quarter of 2016.

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

Date: November 2, 2016

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: November 2, 2016