Form 10-Q
period 2017-07-01
SEABOARD CORP /DE/
filed 2017-08-02
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on July 28, 2017.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars except share and per share amounts)	2017	2016	2017	2016
Net sales:
Products (includes affiliate sales of $270, $212, $529 and $436)	$1,153	$1,094	$2,278	$2,160
Services (includes affiliate sales of $1, $1, $3 and $1)	245	243	494	479
Other	24	20	49	37
Total net sales	1,422	1,357	2,821	2,676
Cost of sales and operating expenses:
Products	1,056	981	2,078	1,971
Services	216	209	435	421
Other	21	16	41	33
Total cost of sales and operating expenses	1,293	1,206	2,554	2,425
Gross income	129	151	267	251
Selling, general and administrative expenses	75	75	147	139
Operating income	54	76	120	112
Other income (expense):
Interest expense	(7)	(8)	(10)	(16)
Interest income	5	—	7	4
Interest income from affiliates	6	6	12	12
Income (loss) from affiliates	(8)	11	(7)	33
Other investment income, net	28	8	65	13
Foreign currency gains, net	6	2	9	9
Miscellaneous, net	—	1	—	(2)
Total other income, net	30	20	76	53
Earnings before income taxes	84	96	196	165
Income tax expense	(25)	(16)	(53)	(30)
Net earnings	$59	$80	$143	$135
Less: Net income attributable to noncontrolling interests	(1)	—	—	(1)
Net earnings attributable to Seaboard	$58	$80	$143	$134

Earnings per common share	$50.51	$68.34	$122.35	$114.25

Other comprehensive income (loss), net of income tax benefit (expense) of $0, $(2), $(1) and $8:
Foreign currency translation adjustment	1	10	(1)	(16)
Unrealized gain on investments	2	—	3	—
Unrecognized pension cost	1	1	2	2
Other comprehensive income (loss), net of tax	$4	$11	$4	$(14)
Comprehensive income	63	91	147	121
Less: Comprehensive income attributable to noncontrolling interests	(1)	—	—	(1)
Comprehensive income attributable to Seaboard	$62	$91	$147	$120

Average number of shares outstanding	1,170,550	1,170,550	1,170,550	1,170,550

Dividends declared per common share	$1.50	$—	$3.00	$—

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	July 1,	December 31,
(Millions of dollars except share and per share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$70	$77
Short-term investments	1,391	1,277
Receivables, net	605	627
Inventories	722	762
Other current assets	119	105
Total current assets	2,907	2,848
Net property, plant and equipment	1,034	1,006
Investments in and advances to affiliates	824	773
Notes receivable from affiliates, net	19	26
Other non-current assets	78	102
Total assets	$4,862	$4,755
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$142	$121
Current maturities of long-term debt	18	17
Accounts payable	188	216
Deferred revenue	98	114
Other current liabilities	295	317
Total current liabilities	741	785
Long-term debt, less current maturities	495	499
Deferred income taxes	96	77
Other liabilities and deferred credits	212	219
Total non-current liabilities	803	795
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,170,550 shares	1	1
Accumulated other comprehensive loss	(300)	(304)
Retained earnings	3,604	3,465
Total Seaboard stockholders’ equity	3,305	3,162
Noncontrolling interests	13	13
Total equity	3,318	3,175
Total liabilities and stockholders’ equity	$4,862	$4,755

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 1,	July 2,
(Millions of dollars)	2017	2016
Cash flows from operating activities:
Net earnings	$143	$135
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	56	49
Deferred income taxes	17	—
Loss (income) from affiliates	7	(33)
Dividends received from affiliates	19	8
Other investment income, net	(65)	(13)
Other, net	(8)	11
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	28	81
Inventories	41	94
Other current assets	(11)	(8)
Current liabilities, exclusive of debt	(57)	(83)
Other, net	7	5
Net cash from operating activities	177	246
Cash flows from investing activities:
Purchase of short-term investments	(347)	(299)
Proceeds from the sale of short-term investments	270	422
Proceeds from the maturity of short-term investments	36	10
Capital expenditures	(78)	(96)
Proceeds from the sale of fixed assets	2	45
Acquisition of businesses	(14)	(148)
Investments in and advances to affiliates, net	(64)	(37)
Notes receivable issued to affiliates	(1)	(12)
Principal payments received on notes receivable from affiliates	3	6
Purchase of long-term investments	(6)	(13)
Other, net	(2)	8
Net cash from investing activities	(201)	(114)
Cash flows from financing activities:
Notes payable to banks, net	23	(31)
Proceeds from long-term debt	5	—
Principal payments of long-term debt	(9)	—
Dividends paid	(4)	—
Net cash from financing activities	15	(31)
Effect of exchange rate changes on cash and cash equivalents	2	—
Net change in cash and cash equivalents	(7)	101
Cash and cash equivalents at beginning of year	77	50
Cash and cash equivalents at end of period	$70	$151

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to develop a single, comprehensive revenue recognition model for all contracts with customers. This guidance requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods and services. This guidance supersedes nearly all existing revenue recognition guidance under GAAP. Seaboard will adopt this guidance on January 1, 2018, for all consolidated subsidiaries using the cumulative effect transition method, where any cumulative effect of initially adopting the guidance is recognized at the date of adoption. Based on management’s current assessment, Seaboard believes the adoption of this guidance will not have a material impact on its financial position or net earnings.

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

In February 2016, the FASB issued guidance that a lessee should record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The recognition, measurement, and presentation of expenses and cash flows arising from a financing lease have not significantly changed from the previous guidance. For operating leases, a lessee is required to: (1) recognize a ROU asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. Seaboard will adopt this guidance on January 1, 2019, for all consolidated subsidiaries. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Seaboard is in the preliminary stages of its assessment of the effect the guidance will have on its existing accounting policies and the consolidated financial statements, but expects there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of ROU assets and corresponding lease liabilities, which will likely be material. See Note 10 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2016, for information about Seaboard’s lease obligations.

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

Note 2 – Investments

The following is a summary of the amortized cost and estimated fair value of short-term investments classified as trading securities held at July 1, 2017 and December 31, 2016.

	July 1, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
(Millions of dollars)	Cost	Value	Cost	Value
Domestic equity securities	$612	$687	$444	$482
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	272	274	437	437
Foreign equity securities	261	289	198	199
High yield securities	108	108	114	115
Money market funds held in trading accounts	16	16	13	13
Collateralized loan obligations	13	13	25	26
Other trading securities	4	4	5	5
Total trading short-term investments	$1,286	$1,391	$1,236	$1,277

Seaboard had $104 million of equity securities denominated in foreign currencies at July 1, 2017, with $43 million in euros, $22 million in Japanese yen, $18 million in British pounds, $6 million in Swiss francs and the remaining $15 million in various other currencies. At December 31, 2016, Seaboard had $91 million of equity securities denominated in foreign currencies, with $35 million in euros, $20 million in Japanese yen, $16 million in British pounds, $6 million in Swiss francs and the remaining $14 million in various other currencies. Also, money market funds included $1 million denominated in various foreign currencies at July 1, 2017 and December 31, 2016.

Unrealized gains related to trading securities still held at the end of the respective reporting period were $33 million and $65 million for the three and six months ended July 1, 2017, respectively, and $9 million and $13 million for the three and six months ended July 2, 2016, respectively.

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the condensed consolidated balance sheets. See Note 5 to the condensed consolidated financial statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at July 1, 2017 and December 31, 2016:

	July 1,	December 31,
(Millions of dollars)	2017	2016
At lower of LIFO cost or market:
Live hogs and materials	$278	$273
Fresh pork and materials	27	34
	305	307
LIFO adjustment	(25)	(21)
Total inventories at lower of LIFO cost or market	280	286
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	255	279
Sugar produced and in process	39	30
Other	65	62
Total inventories at lower of FIFO cost or market	359	371
Grain, flour and feed at lower of weighted average cost or market	83	105
Total inventories	$722	$762

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. Seaboard’s 2013 through 2015 U.S. income tax returns are currently under Internal Revenue Service examination. There have not been any material changes in unrecognized income tax benefits since December 31, 2016. Interest and penalties related to unrecognized tax benefits were not material for the three and six months ended July 1, 2017.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of July 1, 2017 and also the level within the fair value hierarchy used to measure each category of assets and liabilities. Seaboard determines if there are any transfers between levels at the end of a reporting period. There were no transfers between levels that occurred in the first six months of 2017. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	July 1,
(Millions of dollars)	2017	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$687	$687	$—	$—
Foreign equity securities	289	289	—	—
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	274	273	1	—
High yield securities	108	19	89	—
Money market funds held in trading accounts	16	16	—	—
Collateralized loan obligations	13	—	13	—
Other trading securities	4	4	—	—
Trading securities – other current assets:
Domestic equity securities	36	36	—	—
Foreign equity securities	4	4	—	—
Fixed income mutual funds	4	4	—	—
Other	3	2	1	—
Derivatives:
Commodities (1)	10	10	—	—
Foreign currencies	3	—	3	—
Total Assets	$1,451	$1,344	$107	$—
Liabilities:
Derivatives:
Commodities (1)	$7	$7	$—	$—
Interest rate swaps	3	—	3	—
Total Liabilities	$10	$7	$3	$—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of July 1, 2017, the commodity derivatives had a margin account balance of $19 million resulting in a net other current asset in the condensed consolidated balance sheet of $22 million.

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

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The amortized cost and estimated fair values of short-term investments at July 1, 2017 and December 31, 2016 are presented in Note 2 to the condensed consolidated financial statements. The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is variable-rate, its carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value in its condensed consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy.

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At July 1, 2017, Seaboard had open net derivative contracts to purchase 21 million bushels of grain, and open net derivative contracts to sell 73 million pounds of hogs and 62 million pounds of soybean oil. At December 31, 2016, Seaboard had open net derivative contracts to purchase 22 million bushels of grain and 14 million pounds of hogs, and open net derivative contracts to sell 35 million pounds of soybean oil and 4 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the condensed consolidated statements of comprehensive income. At July 1, 2017 and December 31, 2016, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $27 million and $81 million, respectively, primarily related to the South African rand, Canadian dollar and Colombian peso.

Interest Rate Exchange Agreements

During 2010, Seaboard entered into three ten-year interest rate exchange agreements to mitigate the effects of fluctuations in interest rates on variable-rate debt. These agreements involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. Seaboard pays a fixed rate and receives a variable rate of interest on the notional amounts. At July 1, 2017 and December 31, 2016, Seaboard had three interest rate exchange agreements outstanding with a total notional value of $75 million. None of Seaboard’s outstanding interest rate exchange agreements qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in miscellaneous, net in the condensed consolidated statements of comprehensive income.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps should the counterparties fail to perform according to the terms of the contracts. As of July 1, 2017, Seaboard had a maximum amount of loss due to credit risk of $3 million with six counterparties related to foreign currency exchange agreements, and no counterparty credit risk related to the interest rate swaps. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income for the three and six months ended July 1, 2017 and July 2, 2016.

		Three Months Ended		Six Months Ended
		July 1,	July 2,	July 1,	July 2,
(Millions of dollars)		2017	2016	2017	2016
Commodities	Cost of sales	$(1)	$31	$1	$31
Foreign currencies	Cost of sales	—	(1)	(5)	(13)
Foreign currencies	Foreign currency gains, net	(1)	—	(1)	—
Interest rate swaps	Miscellaneous, net	—	(1)	—	(4)

The following table provides the fair value of each type of derivative held as of July 1, 2017 and December 31, 2016 and where each derivative is included in the condensed consolidated balance sheets.

		Asset Derivatives			Liability Derivatives
		July 1,	December 31,		July 1,	December 31,
(Millions of dollars)		2017	2016		2017	2016
Commodities(1)	Other current assets	$10	$3	Other current liabilities	$7	$1
Foreign currencies	Other current assets	3	1	Other current liabilities	—	4
Interest rate swaps	Other current assets	—	—	Other current liabilities	3	4

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of July 1, 2017 and December 31, 2016, the commodity derivatives had a margin account balance of $19 million and $10 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $22 million and $12 million, respectively.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$2	$2	$4	$4
Interest cost	2	3	5	6
Expected return on plan assets	(3)	(2)	(5)	(4)
Amortization and other	2	1	3	2
Net periodic benefit cost	$3	$4	$7	$8

Note 7 – Notes Payable, Long-term Debt, Commitments and Contingencies

Notes Payable

Of the $142 million of notes payable outstanding at July 1, 2017, $124 million related to foreign subsidiaries, with $82 million denominated in South African rand, $40 million denominated in Argentine pesos and $2 million denominated in Zambian kwacha. The weighted average interest rate for outstanding notes payable was 12.92% and 14.88% at July 1, 2017 and December 31, 2016, respectively. As of July 1, 2017, Seaboard had uncommitted credit lines totaling $382 million, of which $332 million related to foreign subsidiaries. The notes payable under the credit lines are unsecured and do not require compensating balances. Also, Seaboard has a $100 million committed credit line secured by certain short-term investments, but there was no outstanding balance as of July 1, 2017.

As of July 1, 2017, Seaboard’s borrowing capacity under its uncommitted and committed lines was reduced by $142 million drawn under the uncommitted lines and $7 million of letters of credit.

Long-term Debt

The following is a summary of long-term debt:

	July 1,	December 31,
(Millions of dollars)	2017	2016
Term Loan due 2022	$491	$497
Foreign subsidiary obligations due 2018 through 2023	23	20
Total long-term debt at face value	514	517
Current maturities of long-term debt and unamortized discount	(19)	(18)
Long-term debt, less current maturities and unamortized discount	$495	$499

The interest rate on the Term Loan due 2022 was 2.85% and 2.40% at July 1, 2017 and December 31, 2016, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 18.05% and 22.39% at July 1, 2017 and December 31, 2016, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of July 1, 2017.

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

On February 16, 2016, Seaboard Foods received an information request from the U.S. Environmental Protection Agency (“EPA”) seeking information under the Clean Air Act with regard to various ammonia releases at Seaboard Foods’ pork processing plant in Guymon, Oklahoma. Seaboard has been cooperating with the EPA with regard to the investigation and has responded to the request. On July 21, 2017, a letter was received from the EPA alleging violations of regulations and indicating an intent to proceed administratively with respect to these violations. The letter included a draft Consent Agreement and Final Order (“Agreement”) which proposed a civil penalty of less than $1 million. The letter and Agreement also include the requirement that a “Supplemental Environmental Project” (“SEP”) be undertaken, but there is no indication of what the SEP would comprise. As such, it is not known what the obligations or costs would be related to such SEP.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. In the opinion of management, the ultimate resolution of these items is not expected to have a material adverse effect on the condensed consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of July 1, 2017, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third-party or affiliate guarantees as management considers the likelihood of loss to be remote. See Notes Payable section above for discussion of letters of credit.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place that was approved by its Board of Directors and is in effect through October 31, 2017. As of July 1, 2017, the authorized amount of repurchase under the share repurchase program remained at $100 million. Seaboard did not repurchase any shares of common stock for the six months ended July 1, 2017. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations, and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

The changes in the components of other comprehensive loss, net of related taxes, are as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Foreign currency translation adjustment	$1	$10	$(1)	$(16)
Unrealized gain on investments	2	—	3	—
Unrecognized pension cost (1)	1	1	2	2
Other comprehensive income (loss), net of tax	$4	$11	$4	$(14)

(1)

This primarily represents the amortization of actuarial losses that were included in net periodic pension cost and was recorded in operating income. See Note 6 to the condensed consolidated financial statements for further discussion.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	July 1,	December 31,
(Millions of dollars)	2017	2016
Cumulative foreign currency translation adjustment	$(255)	$(254)
Unrealized gain on investments	5	2
Unrecognized pension cost	(50)	(52)
Total accumulated other comprehensive loss	$(300)	$(304)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At July 1, 2017, the Sugar segment had $83 million in net assets denominated in Argentine pesos and net liabilities denominated in U.S. dollars were $2 million. Management cannot predict the volatility in the currency exchange rate.

At July 1, 2017 and July 2, 2016, income taxes for the cumulative foreign currency translation adjustment was recorded using a 35% effective tax rate except for $89 million and $86 million, respectively, related to certain subsidiaries for which no tax benefit was recorded. At July 1, 2017 and July 2, 2016, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective tax rate except for unrecognized pension cost of $19 million and $18 million, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 9  – Segment Information

Seaboard has six reportable segments: Pork, Commodity Trading and Milling (“CT&M”), Marine, Sugar, Power and Turkey, each offering a specific product or service. Below are segment updates from year-end.

During the second quarter of 2017, Seaboard’s CT&M segment invested an additional $7 million in a grain trading and poultry business in Morocco. This investment increased Seaboard’s ownership interest to 19.4% and as a result, Seaboard changed its accounting method from the cost method to equity method effective on the date of the additional investment. This investment will be reported on a three-month lag basis, and therefore Seaboard’s first proportionate share of earnings from this investment will not be recognized until the third quarter of 2017.

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

The CT&M segment has a 50% noncontrolling interest in a bakery located in the DRC. Seaboard’s investment balance is zero. As part of its original investment, Seaboard has an interest bearing long-term note receivable from this affiliate that had a principal and interest balance of approximately $19 million at July 1, 2017, all classified as long-term given uncertainty of the timing of payments in the future. In the second and fourth quarters of 2016, Seaboard reserved an aggregate of $16 million of the original note balance in bad debt expense within selling, general and administrative expenses in the consolidated statements of comprehensive income. The note receivable is 50% guaranteed by the other shareholder in the entity. During the fourth quarter of 2016, the business owners began discussions regarding various strategic alternatives, such as restructuring the note to further extend the term and match payments to revised cash flow estimates, enforce the guarantees from the other owner which may require legal action, sale of the bakery, or Seaboard obtaining control of the bakery at which time the entity would become consolidated. As of the date of this report, no alternative strategic solution has been agreed upon, and there has been no amendment of the note receivable agreement. If the future long-term cash flows of this bakery do not improve, more of the recorded value of the note receivable from affiliate could be deemed uncollectible in the future, which could result in a further charge to earnings.

The CT&M segment had a 50% noncontrolling interest in Belarina Alimentos S.A. (“Belarina”), a flour production business in Brazil, which it accounted for using the equity method of accounting prior to October 28, 2016, the date Seaboard obtained 98% of the equity ownership and control of Belarina. Seaboard has included the financial results of Belarina in its consolidated financial statements since the date of acquisition. During the three and six months ended July 2, 2016, Seaboard’s advances totaled $13 million and $14 million, respectively. Related to these advances, Seaboard recorded losses from affiliate of $11 million and $12 million, respectively, and currency translation adjustment losses included in other comprehensive income (loss) of $2 million and $2 million, respectively.

Seaboard’s Marine segment includes a 36% investment in a holding company that owns a majority interest in a Caribbean start-up terminal operation. Seaboard accounts for its investment using the equity method, and as of December 31, 2016 had a book investment balance of $14 million, a convertible note receivable of $2 million and an affiliate receivable of $1 million. During the first quarter of 2017, the terminal operations encountered the loss of a customer and defaulted on certain third-party debt obligations. In addition, third-party engineering studies identified significant unexpected construction modifications needed for the terminal operation. As a result, Seaboard evaluated its investment in affiliate and receivables for impairment and recorded a $5 million charge on its investment, a $1 million charge on its convertible note receivable and a $3 million allowance on its affiliate receivables in the three month period ended April 1, 2017. The holding company is investigating various strategic alternatives, such as additional capital calls, restructuring of the third-party debt and restructuring of the affiliate equity and receivables, which includes the deferral of all affiliated receivable payments until such future time as cash flow is sufficient to pay all third-party debt. If future long-term cash flows do not improve, there is a possibility that there could be additional charges.

In March of 2017, Seaboard’s Power segment was notified by the Ministry of Environment and Natural Resources (the “Ministry”), a division within the Dominican Republic government, that it would not renew the environmental license for Seaboard’s power plant on a barge located in the Ozama River. If the license is not renewed, Seaboard would be required to find a new location by the third quarter of 2018. Seaboard’s management is in discussions with the Ministry and will vigorously defend its rights to continue to operate the barge, which is under a special dispensation from the President of the Dominican Republic, in its current location. It is not possible at this time to determine whether a favorable outcome will be reached or to estimate the charge to earnings if Seaboard has to relocate the barge.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of July 1, 2017 and December 31, 2016, Butterball had total assets of $1,124 million and $1,154 million, respectively. Butterball’s summarized income statement information is as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$354	$391	$704	$776
Operating income (loss)	$(20)	$44	$(10)	$89
Net income (loss)	$(27)	$34	$(22)	$72

In the second quarter of 2017, Butterball decided that it will close its Montgomery, Illinois, further processing plant during the third quarter of 2017, resulting in a charge primarily related to impaired fixed assets and accrued severance. Seaboard’s proportionate share of this charge was $11 million recognized in income (loss) from affiliates during the three and six month periods of 2017.

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

Sales to External Customers:	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Pork	$414	$359	$784	$687
Commodity Trading and Milling	701	707	1,428	1,416
Marine	232	232	466	459
Sugar	48	36	88	69
Power	23	19	47	36
All Other	4	4	8	9
Segment/Consolidated Totals	$1,422	$1,357	$2,821	$2,676

Operating Income:	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Pork	$51	$50	$100	$79
Commodity Trading and Milling	1	19	18	28
Marine	1	7	4	10
Sugar	3	2	6	2
Power	2	2	4	2
All Other	1	1	1	1
Segment Totals	59	81	133	122
Corporate	(5)	(5)	(13)	(10)
Consolidated Totals	$54	$76	$120	$112

Income (Loss) from Affiliates:	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Pork	$3	$4	$3	$7
Commodity Trading and Milling	2	(11)	6	(15)
Marine	—	—	(6)	1
Sugar	—	—	—	1
Power	1	—	1	1
Turkey	(14)	18	(11)	38
Segment/Consolidated Totals	$(8)	$11	$(7)	$33

Total Assets:	July 1,	December 31,
(Millions of dollars)	2017	2016
Pork	$1,218	$1,157
Commodity Trading and Milling	951	989
Marine	317	314
Sugar	174	166
Power	196	196
Turkey	469	493
All Other	7	6
Segment Totals	3,332	3,321
Corporate	1,530	1,434
Consolidated Totals	$4,862	$4,755

Investments in and Advances to Affiliates:	July 1,	December 31,
(Millions of dollars)	2017	2016
Pork	$227	$175
Commodity Trading and Milling	231	207
Marine	29	33
Sugar	4	4
Power	32	30
Turkey	301	324
Segment/Consolidated Totals	$824	$773

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of July 1, 2017 increased $107 million to $1,461 million from December 31, 2016. The increase was primarily the result of net cash from operating activities of $177 million, partially offset by cash used for capital expenditures of $78 million. Cash from operating activities decreased $69 million for the six months ended July 1, 2017 compared to the same period in 2016, primarily as a result of changes in working capital, partially related to the collection of past due receivables in the Power segment in 2016.

Capital Expenditures, Acquisitions and Other Investing Activities

During the six months ended July 1, 2017, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $78 million in property, plant and equipment, of which $41 million was in the Pork segment, $15 million in the Marine segment, $14 million in the Sugar segment and $7 million in the Commodity Trading and Milling (“CT&M”) segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment and additional hog finishing barns. The Sugar segment expenditures were primarily related to the new bioethanol distillery. All other capital expenditures were primarily of a normal recurring nature and primarily included replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2017, management has budgeted capital expenditures totaling $125 million. The Pork segment plans to spend $59 million primarily for further expansion of existing live operations and other improvements to its existing facilities and related equipment. The CT&M segment plans to spend $30 million primarily for milling assets and other improvements to existing facilities and related equipment. The Marine segment has budgeted $28 million primarily for additional cargo carrying and handling equipment and port improvements. The balance of $8 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

During the first half of 2017, Seaboard contributed $53 million to its 50% joint venture, Seaboard Triumph Foods, LLC (“STF”), constructing a pork processing facility in Sioux City, Iowa, that is expected to be completed in the second half of 2017. Pursuant to the amended subscription agreement, Seaboard’s remaining commitment for 2017 was $20 million as of July 1, 2017.  Seaboard anticipates buying additional hog inventory and related assets during 2017 to further increase its hog supply capacity to fulfil its commitments for a portion of the hogs to be processed at the facility, including for a second shift expansion.

During the second quarter of 2017, Seaboard’s CT&M segment invested an additional $7 million in a grain trading and poultry business in Morocco, increasing its ownership interest to 19.4%. See Note 9 to the condensed consolidated financial statements for further discussion of this investment.

During the first quarter of 2017, Seaboard’s CT&M segment acquired a pulse and grain elevator in Canada for total cash consideration of $14 million. With this business, the CT&M segment expects to increase pulse trade volumes, which complements its existing Canadian operations. See Note 9 to the condensed consolidated financial statements for further information on this purchase.

Financing Activities and Debt

As of July 1, 2017, Seaboard had short-term uncommitted lines of credit totaling $382 million and a committed line of credit totaling $100 million. Borrowings under the uncommitted lines of credit totaled $142 million, with the majority related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines was further reduced by letters of credit totaling $7 million. There was no outstanding balance as of July 1, 2017 under the committed line of credit.

As of July 1, 2017, Seaboard had an unsecured term loan, which matures in 2022, with a balance of $491 million and $23 million of foreign subsidiary debt, primarily denominated in Argentine pesos. Seaboard was in compliance with all restrictive covenants related to these loans and facilities as of July 1, 2017. See Note 7 to the condensed consolidated financial statements for current debt balances and for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

As of July 1, 2017, Seaboard had cash and short-term investments of $1,461 million and additional total net working capital of $705 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2017. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of July 1, 2017, $438 million of the $1,461 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries, and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the United States (“U.S.”). However, Seaboard’s intent is to permanently reinvest these funds outside the U.S., and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

In each of the first and second quarters of 2017, Seaboard declared and paid quarterly dividends of $1.50 per share of common stock. On August 2, 2017, Seaboard declared another quarterly dividend of $1.50 per share of common stock payable on August 24, 2017. Seaboard’s Board of Directors intends that Seaboard will continue to pay quarterly dividends for the reasonably foreseeable future, with the amount of any dividends being dependent upon such factors as Seaboard’s financial condition, results of operations and current and anticipated cash needs, including capital requirements.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2017 increased $65 million and $145 million, respectively, compared to the same periods in 2016. The increases were primarily the result of higher prices for pork products sold, higher biodiesel revenue and higher sales of market hogs in the Pork segment, higher volumes of alcohol sold in the Sugar segment and higher spot market rates in the Power segment.

Operating income decreased $22 million for the three month period of 2017 and increased $8 million for the six month period of 2017 compared to the same periods in 2016. The decrease in the three month period was primarily the result of lower gains on mark-to-market derivative contracts in the CT&M segment and lower cargo rates and higher fuel costs in the Marine segment. The increase in the six month period was primarily the result of higher meat prices and lower feed costs for hogs internally grown, partially offset by lower margins on biodiesel in the Pork segment.

Pork Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$414	$359	$784	$687
Operating income	$51	$50	$100	$79
Income from affiliates	$3	$4	$3	$7

Net sales for the Pork segment increased $55 million for the three month period of 2017 compared to the same period in 2016 primarily due to a higher volume of pork products sold domestically and internationally, higher biodiesel revenue and higher sales of market hogs. Net sales increased $97 million for the six month period of 2017 compared to the same period in 2016 primarily due to higher prices for pork products sold, higher biodiesel revenue and higher sales of market hogs.

Operating income for the Pork segment increased $1 million and $21 million for the three and six month periods of 2017, respectively, compared to the same periods in 2016. The increases were primarily the result of improved overall margins from higher meat prices and lower feed costs for hogs internally grown. The increases were partially offset by lower margins on biodiesel because the Federal blender’s credits have not been renewed for 2017. Management is unable to predict future market prices for pork products, the cost of feed or cost of third-party hogs. However, management anticipates positive operating income for this segment for the remainder of 2017.

Commodity Trading and Milling Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$701	$707	$1,428	$1,416
Operating income as reported	$1	$19	$18	$28
Mark-to-market gains	—	(18)	(4)	(13)
Operating income excluding mark-to-market adjustments	$1	$1	$14	$15
Income (loss) from affiliates	$2	$(11)	$6	$(15)

Net sales for the CT&M segment decreased $6 million for the three month period of 2017 and increased $12 million for the six month period of 2017 compared to the same periods in 2016. The decrease for the three month period was primarily the result of lower third-party sales volumes, partially offset by higher sales prices to third parties and higher volume of sales to affiliates. The increase for the six month period primarily reflected higher sales prices for sales to third parties and higher volume of sales to affiliates, partially offset by lower third-party sales volumes in corn and wheat.

Operating income for this segment decreased $18 million and $10 million for the three and six month periods of 2017, respectively, compared to the same periods in 2016. The decreases primarily reflected lower gains of $18 million and $9 million on mark-to-market derivative contracts for the three and six month periods, respectively, as further discussed below. Excluding the effects of mark-to-market adjustments for derivative contracts, operating income did not change for the three month period of 2017 and decreased $1 million for the six month period of 2017 compared to the same periods for 2016.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would not have changed for the three month period of 2017 and would have been $4 million lower for the six month period of 2017. For the three and six month periods of 2016 operating income would have been lower by $18 million and $13 million, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2017. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Loss from affiliates for the three and six month periods of 2017 decreased by $13 million and $21 million, respectively, compared to the same periods in 2016. The decreases primarily reflect consolidation of an equity method investment that incurred $11 million and $12 million of losses during the three and six month periods of 2016, respectively. See Note 9 to the condensed consolidated financial statements for further information on this affiliate. Based on the uncertainty of local political and economic environments in the countries in which the CT&M segment’s affiliates operate, management cannot predict future results for the affiliates.

Marine Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$232	$232	$466	$459
Operating income	$1	$7	$4	$10
Income (loss) from affiliates	$—	$—	$(6)	$1

Net sales for the Marine segment did not change for the three month period of 2017 and increased $7 million for the six month period of 2017 compared to the same periods in 2016. The increase was primarily the result of higher volumes in certain markets during 2017 compared to 2016,  partially offset by lower cargo rates.

Operating income decreased $6 million for the three and six month periods of 2017 compared to the same periods in 2016. The decrease was primarily the result of lower cargo rates and higher fuel costs, partially offset by lower other voyage costs. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2017. However, management anticipates this segment will have positive operating income for the remainder of 2017.

Income from affiliates for the six month period of 2017 decreased $7 million compared to the same period in 2016 primarily due to an other-than-temporary impairment charge of $6 million related to Seaboard’s investment in a holding company that owns a majority interest in a start-up terminal operation. See Note 9 to the condensed consolidated financial statements for further information on this affiliate.

Sugar Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$48	$36	$88	$69
Operating income	$3	$2	$6	$2
Income from affiliates	$—	$—	$—	$1

Net sales for the Sugar segment increased $12 million and $19 million for the three and six month periods of 2017, respectively, compared to the same periods in 2016. The increases primarily reflected higher volumes and selling prices of alcohol and higher selling prices for sugar offset by lower volumes of sugar sold. Sugar and alcohol sales are denominated in Argentine pesos. The foreign currency exchange rate from pesos to U.S. dollars did not significantly change in the first half of 2017 as compared to 2016, when the increase in local sale prices in terms of U.S. dollars was principally offset by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate.

Operating income for the Sugar segment increased $1 million and $4 million for the three and six month periods of 2017, respectively, compared to the same periods in 2016. The increases primarily reflected higher alcohol margins, partially offset by higher sugar production costs. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2017.

Power Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$23	$19	$47	$36
Operating income	$2	$2	$4	$2
Income from affiliates	$1	$—	$1	$1

Net sales for the Power segment increased $4 million and $11 million for the three and six month periods of 2017, respectively, compared to the same periods in 2016. The increases primarily reflected higher spot market rates.

Operating income for the Power segment did not change for the three month period of 2017 and increased $2 million for the six month period of 2017 compared to the same periods in 2016. The increase primarily reflected higher spot market rates, partially offset by higher fuel costs. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2017.

Turkey Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2017	2016	2017	2016
Income (loss) from affiliates	$(14)	$18	$(11)	$38

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The decreases in income from affiliates for the three and six month periods of 2017 compared to the same periods in 2016 were primarily due to lower prices for turkey products sold and to a lesser extent, the closure of a plant as discussed below. In the second quarter of 2017, Butterball decided that it will close its Montgomery, Illinois, further processing plant during the third quarter of 2017, resulting in a charge primarily related to impaired fixed assets and accrued severance. Seaboard’s proportionate share of this charge was $11 million recognized in income (loss) from affiliates during the three and six month periods of 2017. Management is unable to predict future market prices for turkey products or the cost of feed. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses did not change for the three month period of 2017 and increased $8 million for the six month period of 2017 compared to the same periods in 2016. The increase was primarily due to increased personnel-related costs, including costs related to Seaboard’s deferred compensation program, which are offset by the effect of the mark-to-market on investments recorded in other investment income. As a percentage of total net sales, SG&A was 5% for the first half of 2017 and 2016.

Interest Expense

Interest expense decreased $1 million and $6 million for the three and six month periods of 2017, respectively, compared to the same periods in 2016 primarily due to a patronage dividend received in the first quarter of 2017 related to the Term Loan due 2022.

Interest Income

Interest income increased $5 million and $3 million for the three and six month periods of 2017, respectively, compared to the same periods in 2016 primarily due to interest income recognized on a note receivable that was previously considered uncollectible and higher interest on short-term investments.

Other Investment Income, Net

Other investment income, net increased $20 million and $52 million for the three and six month periods of 2017, respectively, compared to the same periods in 2016 primarily due to higher income on short-term investments related to mark-to-market fluctuations.

Foreign Currency Gains, Net

Foreign currency gains, net increased $4 million for the three month period of 2017 and did not change for the six month period of 2017 compared to the same periods in 2016. The increase primarily reflects gains in the Zambian kwacha and euro, partially offset by the South African rand, among fluctuations of other currency exchange rate changes in several foreign countries. The political and economic conditions of the countries in which Seaboard operates and does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard. Although Seaboard does not utilize hedge accounting, Seaboard does utilize foreign currency exchange contracts to manage its risks and exposure to foreign currency fluctuations primarily related to the South African rand. Management believes gains and losses on commodity transactions, including the mark-to-market effects, of such foreign currency exchange contracts relate to the underlying commodity transactions and classifies such gains and losses in cost of sales. All other gains and losses on foreign currency exchange agreements are included in foreign currency gains, net.

Income Tax Expense

The effective tax rate for the three and six month periods of 2017 was higher than that for the three and six month periods of 2016 primarily due to the expiration of the U.S. biodiesel tax provisions on December 31, 2016 and lower projected tax credits in 2017, partially offset by a change in the mix of domestic and foreign earnings from the prior year.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of July 1, 2017. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended July 1, 2017 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 7 to the condensed consolidated financial statements.

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10‑K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of this report, Seaboard may repurchase up to $100 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 8 to the condensed consolidated financial statements for further discussion. There were no purchases made pursuant to Seaboard’s share repurchase program during the second quarter of 2017.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (“Seaboard”). Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, sugar, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; or (xii) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: August 2, 2017

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: August 2, 2017