Form 10-Q
period 2017-09-30
SEABOARD CORP /DE/
filed 2017-11-01
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number: 1-3390

Seaboard Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2260388
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
incorporation)	Identification No.)

9000 West 67th Street, Merriam, Kansas	66202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (913) 676-8800

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on October 27, 2017.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars except share and per share amounts)	2017	2016	2017	2016
Net sales:
Products (includes affiliate sales of $293, $261, $822 and $697)	$1,135	$1,070	$3,413	$3,230
Services (includes affiliate sales of $0, $0, $3 and $1)	238	237	732	716
Other	29	23	78	60
Total net sales	1,402	1,330	4,223	4,006
Cost of sales and operating expenses:
Products	1,028	1,006	3,106	2,977
Services	206	198	641	619
Other	20	18	61	51
Total cost of sales and operating expenses	1,254	1,222	3,808	3,647
Gross income	148	108	415	359
Selling, general and administrative expenses	77	66	224	205
Operating income	71	42	191	154
Other income (expense):
Interest expense	(9)	(7)	(19)	(23)
Interest income	2	7	9	11
Interest income from affiliates	6	6	18	18
Income (loss) from affiliates	(3)	21	(10)	54
Other investment income, net	54	29	119	42
Foreign currency gains, net	3	1	12	10
Miscellaneous, net	—	1	—	(1)
Total other income, net	53	58	129	111
Earnings before income taxes	124	100	320	265
Income tax expense	(43)	(25)	(96)	(55)
Net earnings	$81	$75	$224	$210
Less: Net income attributable to noncontrolling interests	—	—	—	(1)
Net earnings attributable to Seaboard	$81	$75	$224	$209

Earnings per common share	$69.28	$64.42	$191.63	$178.67

Other comprehensive income (loss), net of income tax benefit of $1, $1, $0 and $9:
Foreign currency translation adjustment	(2)	(7)	(3)	(23)
Unrealized gain on investments	—	1	3	1
Unrecognized pension cost	1	—	3	2
Other comprehensive income (loss), net of tax	$(1)	$(6)	$3	$(20)
Comprehensive income	80	69	227	190
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(1)
Comprehensive income attributable to Seaboard	$80	$69	$227	$189

Average number of shares outstanding	1,170,550	1,170,550	1,170,550	1,170,550

Dividends declared per common share	$1.50	$—	$4.50	$—

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Millions of dollars except share and per share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$61	$77
Short-term investments	1,358	1,277
Receivables, net	622	627
Inventories	828	762
Other current assets	120	105
Total current assets	2,989	2,848
Net property, plant and equipment	1,064	1,006
Investments in and advances to affiliates	846	773
Notes receivable from affiliates, net	17	26
Other non-current assets	77	102
Total assets	$4,993	$4,755
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$97	$121
Current maturities of long-term debt	50	17
Accounts payable	190	216
Deferred revenue	140	114
Other current liabilities	298	317
Total current liabilities	775	785
Long-term debt, less current maturities	490	499
Deferred income taxes	122	77
Other liabilities and deferred credits	210	219
Total non-current liabilities	822	795
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,170,550 shares	1	1
Accumulated other comprehensive loss	(301)	(304)
Retained earnings	3,683	3,465
Total Seaboard stockholders’ equity	3,383	3,162
Noncontrolling interests	13	13
Total equity	3,396	3,175
Total liabilities and stockholders’ equity	$4,993	$4,755

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
(Millions of dollars)	2017	2016
Cash flows from operating activities:
Net earnings	$224	$210
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	88	74
Deferred income taxes	44	34
Loss (income) from affiliates	10	(54)
Dividends received from affiliates	24	31
Other investment income, net	(119)	(42)
Other, net	(10)	13
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	14	42
Inventories	(67)	(14)
Other current assets	(10)	7
Current liabilities, exclusive of debt	(5)	26
Other, net	5	(28)
Net cash from operating activities	198	299
Cash flows from investing activities:
Purchase of short-term investments	(420)	(353)
Proceeds from the sale of short-term investments	428	461
Proceeds from the maturity of short-term investments	42	19
Capital expenditures	(118)	(128)
Proceeds from the sale of fixed assets	3	46
Acquisition of businesses	(54)	(214)
Investments in and advances to affiliates, net	(87)	(55)
Notes receivable issued to affiliates	(2)	(12)
Principal payments received on notes receivable from affiliates	3	12
Purchase of long-term investments	(9)	(19)
Other, net	(2)	8
Net cash from investing activities	(216)	(235)
Cash flows from financing activities:
Notes payable to banks, net	(20)	(2)
Proceeds from long-term debt	38	2
Principal payments of long-term debt	(13)	(1)
Dividends paid	(6)	—
Net cash from financing activities	(1)	(1)
Effect of exchange rate changes on cash and cash equivalents	3	—
Net change in cash and cash equivalents	(16)	63
Cash and cash equivalents at beginning of year	77	50
Cash and cash equivalents at end of period	$61	$113

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (“Seaboard”). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard’s investments in non-consolidated affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2016, as filed in its annual report on Form 10-K. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard’s year-end is December 31.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for doubtful accounts, valuation of inventories, impairment of long-lived assets, potential write-down related to investments in and advances to affiliates and notes receivable from affiliates, income taxes and accrued pension liability. Actual results could differ from those estimates.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to develop a single, comprehensive revenue recognition model for all contracts with customers. This guidance requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods and services. This guidance supersedes nearly all existing revenue recognition guidance under GAAP. Seaboard will adopt this guidance on January 1, 2018, for all consolidated subsidiaries using the cumulative effect transition method, where any cumulative effect of initially adopting the guidance is recognized at the date of adoption. Based on management’s current assessment, the majority of Seaboard’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Seaboard believes the adoption of this guidance will not have a material impact on its financial position or net earnings, although it anticipates expansion of consolidated financial statement disclosures in order to comply with the guidance.

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

Note 2 – Investments

The following is a summary of the amortized cost and estimated fair value of short-term investments classified as trading securities held at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
(Millions of dollars)	Cost	Value	Cost	Value
Domestic equity securities	$609	$716	$444	$482
Foreign equity securities	265	310	198	199
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	174	175	437	437
High yield securities	85	86	114	115
Money market funds held in trading accounts	36	36	13	13
Collateralized loan obligations	28	29	25	26
Other trading securities	4	6	5	5
Total trading short-term investments	$1,201	$1,358	$1,236	$1,277

Seaboard had $110 million of equity securities denominated in foreign currencies at September 30, 2017, with $47 million in euros, $22 million in Japanese yen, $19 million in British pounds, $6 million in Swiss francs and the remaining $16 million in various other currencies. At December 31, 2016, Seaboard had $91 million of equity securities denominated in foreign currencies, with $35 million in euros, $20 million in Japanese yen, $16 million in British pounds, $6 million in Swiss francs and the remaining $14 million in various other currencies. Also, money market funds denominated in various foreign currencies were less than $1 million and $1 million at September 30, 2017 and December 31, 2016, respectively.

Unrealized gains related to trading securities still held at the end of the respective reporting period were $54 million and $114 million for the three and nine months ended September 30, 2017, respectively, and $27 million and $41 million for the three and nine months ended October 1, 2016, respectively.

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the condensed consolidated balance sheets. See Note 5 to the condensed consolidated financial statements for information on the types of trading securities held related to the deferred compensation plans.

Note 3 – Inventories

The following is a summary of inventories at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(Millions of dollars)	2017	2016
At lower of LIFO cost or market:
Live hogs and materials	$296	$273
Fresh pork and materials	32	34
	328	307
LIFO adjustment	(23)	(21)
Total inventories at lower of LIFO cost or market	305	286
At lower of FIFO cost or market:
Grains, oilseeds and other commodities	330	279
Sugar produced and in process	33	30
Other	72	62
Total inventories at lower of FIFO cost or market	435	371
Grain, flour and feed at lower of weighted average cost or market	88	105
Total inventories	$828	$762

Note 4 – Income Taxes

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. Seaboard’s 2013 through 2015 U.S. income tax returns are currently under Internal Revenue Service examination. There have not been any material changes in unrecognized income tax benefits since December 31, 2016. Interest and penalties related to unrecognized tax benefits were not material for the three and nine months ended September 30, 2017.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, and also the level within the fair value hierarchy used to measure each category of assets and liabilities. Seaboard determines if there are any transfers between levels at the end of a reporting period. There were no transfers between levels that occurred in the first nine months of 2017. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	September 30,
(Millions of dollars)	2017	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$716	$716	$—	$—
Foreign equity securities	310	310	—	—
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	175	173	2	—
High yield securities	86	20	66	—
Money market funds held in trading accounts	36	36	—	—
Collateralized loan obligations	29	—	29	—
Other trading securities	6	5	1	—
Trading securities – other current assets:
Domestic equity securities	38	38	—	—
Foreign equity securities	5	5	—	—
Fixed income mutual funds	4	4	—	—
Other	2	2	—	—
Derivatives:
Commodities (1)	3	3	—	—
Foreign currencies	4	—	4	—
Total Assets	$1,414	$1,312	$102	$—
Liabilities:
Derivatives:
Commodities (1)	$2	$2	$—	$—
Interest rate swaps	3	—	3	—
Total Liabilities	$5	$2	$3	$—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of September 30, 2017, the commodity derivatives had a margin account balance of $16 million resulting in a net other current asset in the condensed consolidated balance sheet of $17 million.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, and also the level within the fair value hierarchy used to measure each category of assets and liabilities.

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

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The amortized cost and estimated fair values of short-term investments at September 30, 2017 and December 31, 2016 are presented in Note 2 to the condensed consolidated financial statements. The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is variable-rate, its carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value in its condensed consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy.

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At September 30, 2017, Seaboard had open net derivative contracts to purchase 34 million bushels of grain and 13 million pounds of hogs and open net derivative contracts to sell 55 million pounds of soybean oil and 4 million gallons of heating oil. At December 31, 2016, Seaboard had open net derivative contracts to purchase 22 million bushels of grain and 14 million pounds of hogs and open net derivative contracts to sell 35 million pounds of soybean oil and 4 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the condensed consolidated statements of comprehensive income. At September 30, 2017 and December 31, 2016, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $73 million and $81 million, respectively, primarily related to the South African rand and Canadian dollar.

Interest Rate Exchange Agreements

During 2010, Seaboard entered into three ten-year interest rate exchange agreements to mitigate the effects of fluctuations in interest rates on variable-rate debt. These agreements involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. Seaboard pays a fixed rate and receives a variable rate of interest on the notional amounts. At September 30, 2017 and December 31, 2016, Seaboard had three interest rate exchange agreements outstanding with a total notional value of $75 million. None of Seaboard’s outstanding interest rate exchange agreements qualify as hedges for accounting purposes. Accordingly, the changes in fair value of these agreements are recorded in miscellaneous, net in the condensed consolidated statements of comprehensive income.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements and interest rate swaps should the counterparties fail to perform according to the terms of the contracts. As of September 30, 2017, Seaboard had a maximum amount of loss due to credit risk of $4 million with six counterparties related to foreign currency exchange agreements and no counterparty credit risk related to the interest rate swaps. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and October 1, 2016.

		Three Months Ended		Nine Months Ended
		September 30,	October 1,	September 30,	October 1,
(Millions of dollars)		2017	2016	2017	2016
Commodities	Cost of sales	$(6)	$(14)	$(5)	$17
Foreign currencies	Cost of sales	2	(12)	(3)	(25)
Foreign currencies	Foreign currency gains, net	(1)	—	(2)	—
Interest rate swaps	Miscellaneous, net	—	1	—	(3)

The following table provides the fair value of each type of derivative held as of September 30, 2017 and December 31, 2016 and where each derivative is included in the condensed consolidated balance sheets.

		Asset Derivatives			Liability Derivatives
		September 30,	December 31,		September 30,	December 31,
(Millions of dollars)		2017	2016		2017	2016
Commodities(1)	Other current assets	$3	$3	Other current liabilities	$2	$1
Foreign currencies	Other current assets	4	1	Other current liabilities	—	4
Interest rate swaps	Other current assets	—	—	Other current liabilities	3	4

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of September 30, 2017 and December 31, 2016, the commodity derivatives had a margin account balance of $16 million and $10 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $17 million and $12 million, respectively.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$2	$3	$6	$7
Interest cost	3	2	8	8
Expected return on plan assets	(2)	(2)	(7)	(6)
Amortization and other	1	1	4	3
Net periodic benefit cost	$4	$4	$11	$12

Note 7 – Notes Payable, Long-term Debt, Commitments and Contingencies

Notes Payable

Of the $97 million of notes payable outstanding at September 30, 2017, all were related to foreign subsidiaries, with $80 million denominated in South African rand, $15 million denominated in Argentine pesos and $2 million denominated in Zambian kwacha. The weighted average interest rate for outstanding notes payable was 11.56% and 14.88% at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, Seaboard had uncommitted credit lines totaling $419 million, of which $369 million related to foreign subsidiaries. As of September 30, 2017, Seaboard’s borrowing capacity under its uncommitted lines was reduced by $97 million drawn under the uncommitted lines and $3 million of letters of credit. The notes payable under the credit lines are unsecured and do not require compensating balances.

Also, Seaboard has a $100 million committed credit line secured by certain short-term investments, but there was no outstanding balance as of September 30, 2017. During the third quarter of 2017, Seaboard renewed this credit line for another year until September 28, 2018, with no other changes to the agreement.

Long-term Debt

The following is a summary of long-term debt:

	September 30,	December 31,
(Millions of dollars)	2017	2016
Term Loan due 2022	$488	$497
Foreign subsidiary obligations due 2018 through 2023	53	20
Total long-term debt at face value	541	517
Current maturities of long-term debt and unamortized discount	(51)	(18)
Long-term debt, less current maturities and unamortized discount	$490	$499

During the third quarter of 2017, Seaboard’s Sugar segment refinanced certain notes payable with a short-term loan denominated in Argentine pesos valued at approximately $32 million as of September 30, 2017. The short-term loan incurs a fixed rate of interest of 23% until its maturity on February 7, 2018.

The interest rate on the Term Loan due 2022 was 2.86% and 2.40% at September 30, 2017 and December 31, 2016, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 21.18% and 22.39% at September 30, 2017 and December 31, 2016, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of September 30, 2017.

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

On February 16, 2016, Seaboard Foods received an information request from the U.S. Environmental Protection Agency (“EPA”) seeking information under the Clean Air Act with regard to various ammonia releases at Seaboard Foods’ pork processing plant in Guymon, Oklahoma. Seaboard Foods has been cooperating with the EPA with regard to the investigation. On July 21, 2017, a letter was received from the EPA alleging violations of regulations and indicating an intent to proceed administratively with respect to these violations. The letter included a draft Consent Agreement and Final Order (“Agreement”) which proposed a civil penalty and the requirement that a “Supplemental Environmental Project” (“SEP”) be undertaken. Seaboard believes that the matter will be resolved with the civil penalty and the cost of the SEP being less than $1 million.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. In the opinion of management, the ultimate resolution of these items is not expected to have a material adverse effect on the condensed consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of September 30, 2017, guarantees outstanding to third parties were not material. Seaboard has not accrued a liability for any of the third-party or affiliate guarantees as management considers the likelihood of loss to be remote. See Notes Payable section above for discussion of letters of credit.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place that was approved by its Board of Directors and is in effect through October 31, 2019. As of September 30, 2017, the authorized amount of repurchases under the share repurchase program remained at $100 million. Seaboard did not repurchase any shares of common stock for the nine months ended September 30, 2017. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5‑1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations, and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

The changes in the components of other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Foreign currency translation adjustment	$(2)	$(7)	$(3)	$(23)
Unrealized gain on investments	—	1	3	1
Unrecognized pension cost (1)	1	—	3	2
Other comprehensive income (loss), net of tax	$(1)	$(6)	$3	$(20)

(1)

This primarily represents the amortization of actuarial losses that were included in net periodic pension cost and was recorded in operating income. See Note 6 to the condensed consolidated financial statements for further discussion.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	September 30,	December 31,
(Millions of dollars)	2017	2016
Cumulative foreign currency translation adjustment	$(258)	$(254)
Unrealized gain on investments	6	2
Unrecognized pension cost	(49)	(52)
Total accumulated other comprehensive loss	$(301)	$(304)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. At September 30, 2017, the Sugar segment had $72 million in net assets denominated in Argentine pesos, and there were no net assets or liabilities denominated in U.S. dollars. Management cannot predict the volatility in the currency exchange rate.

At September 30, 2017 and October 1, 2016, income taxes for the cumulative foreign currency translation adjustment was recorded using a 35% effective tax rate except for $88 million and $87 million, respectively, related to certain subsidiaries for which no tax benefit was recorded. At September 30, 2017 and October 1, 2016, income taxes for all other components of accumulated other comprehensive loss were recorded using a 39% effective tax rate except for unrecognized pension cost of $18 million related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 9  – Segment Information

Seaboard has six reportable segments: Pork, Commodity Trading and Milling (“CT&M”), Marine, Sugar, Power and Turkey, each offering a specific product or service. Below are segment updates from year-end.

On August 30, 2017, Seaboard’s Pork segment acquired hog inventory and hog farms in the Central U.S. from New Fashion Pork, LLP for total cash consideration of $40 million. This acquisition provides additional sows to further increase Seaboard’s capacity to fulfil its hog supply commitment for processing at the Seaboard Triumph Foods, LLC plant, which began operations in September 2017.

The purchase was recorded at fair value in Seaboard’s Pork segment, and the allocation of the purchase price is below. No material intangible assets were identified.

(Millions of dollars)
Inventories	$6
Property, plant and equipment	34
Total consideration transferred	$40

Operating results have been included in Seaboard’s condensed consolidated financial statements from the date of acquisition. There was no material impact to Seaboard’s sales and net earnings as a result of the purchase. Pro forma results of operations are not presented as the effects are not material to Seaboard’s results of operations.

During the second quarter of 2017, Seaboard’s CT&M segment invested an additional $7 million in a grain trading and poultry business in Morocco. This investment increased Seaboard’s ownership interest to 19.4% and as a result, Seaboard changed its accounting method from the cost method to equity method effective on the date of the additional investment. This investment is reported on a three-month lag basis, and therefore Seaboard’s first proportionate share of earnings from this investment was recognized in the third quarter of 2017.

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

The CT&M segment has a 50% noncontrolling interest in a bakery located in the DRC. Seaboard’s investment balance is zero. As part of its original investment, Seaboard has an interest bearing long-term note receivable from this affiliate that had a principal and interest balance of approximately $17 million, net of reserves, at September 30, 2017, all classified as long-term given uncertainty of the timing of payments in the future. The note receivable is 50% guaranteed by the other shareholder in the entity. In 2016, Seaboard reserved an aggregate of $16 million of the original note balance in bad debt expense within selling, general and administrative expenses in the consolidated statement of comprehensive income. During the third quarter of 2017, Seaboard recorded this entity’s current period loss of $2 million against the note receivable. In September 2017, Seaboard reached an agreement to amend the note to further extend the term and match payments to cash flow estimates. If the future long-term cash flows of this bakery do not improve, more of the recorded value of the note receivable from affiliate could be deemed uncollectible in the future, which could result in a further charge to earnings.

The CT&M segment had a 50% noncontrolling interest in Belarina Alimentos S.A. (“Belarina”), a flour production business in Brazil, which it accounted for using the equity method of accounting prior to October 28, 2016, the date Seaboard obtained 98% of the equity ownership and control of Belarina. Seaboard has included the financial results of Belarina in its consolidated financial statements since the date of acquisition. Seaboard’s advances totaled $14 million during the nine months ended October 1, 2016. Related to these advances, Seaboard recorded income (loss) from affiliate of $2 million and $(10) million for the three and nine months ended October 1, 2016, respectively, and currency translation adjustment losses included in other comprehensive income (loss) of $2 million and $4 million, respectively.

Seaboard’s Marine segment includes a 36% investment in a holding company that owns a Caribbean start-up terminal operation. Seaboard accounts for its investment using the equity method. During the first quarter of 2017, the terminal operations encountered the loss of a customer and defaulted on certain third-party debt obligations. In addition, third-party engineering studies identified significant unexpected construction modifications needed for the terminal operation. As a result, Seaboard evaluated its investment in affiliate and receivables for impairment and recorded a $5 million charge on its investment, a $1 million charge on its convertible note receivable and a $3 million allowance on its affiliate receivables in the three month period ended April 1, 2017. For the three and nine months ended September 30, 2017, Seaboard recognized $2 million and $9 million, respectively, in income (loss) from affiliates for its proportionate share of equity losses. The holding company is investigating various strategic alternatives, such as additional capital calls, restructuring of the third-party debt and restructuring of the affiliate equity and receivables, which includes the deferral of all affiliated receivable payments until such future time as cash flow is sufficient to pay all third-party debt. If future long-term cash flows do not improve, there is a possibility that there could be additional charges.

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

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of September 30, 2017 and December 31, 2016, Butterball had total assets of $1,147 million and $1,154 million, respectively. Butterball’s summarized income statement information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$439	$450	$1,143	$1,226
Operating income (loss)	$9	$27	$(1)	$116
Net income (loss)	$1	$22	$(21)	$94

In the second quarter of 2017, Butterball decided that it would close its Montgomery, Illinois, further processing plant during the third quarter of 2017, resulting in charges primarily related to impaired fixed assets and accrued severance. Seaboard’s proportionate share of these charges, recognized in income (loss) from affiliates, was $11 million in the second quarter of 2017 and $1 million in the third quarter of 2017.

The following tables set forth specific financial information about each segment as reviewed by Seaboard’s management. Operating income (loss) for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income (loss), along with income or loss from affiliates for the Pork, CT&M and Turkey segments, is used as the measure of evaluating segment performance because management does not consider interest, other investment income and income tax expense on a segment basis.

Sales to External Customers:	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Pork	$404	$371	$1,188	$1,058
Commodity Trading and Milling	694	673	2,122	2,089
Marine	225	225	691	684
Sugar	50	34	138	103
Power	25	23	72	59
All Other	4	4	12	13
Segment/Consolidated Totals	$1,402	$1,330	$4,223	$4,006

Operating Income (Loss):	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Pork	$57	$54	$157	$133
Commodity Trading and Milling	7	(13)	25	15
Marine	4	9	8	19
Sugar	6	(7)	12	(5)
Power	3	4	7	6
All Other	—	1	1	2
Segment Totals	77	48	210	170
Corporate	(6)	(6)	(19)	(16)
Consolidated Totals	$71	$42	$191	$154

Income (Loss) from Affiliates:	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Pork	$(4)	$3	$(1)	$10
Commodity Trading and Milling	(1)	5	5	(10)
Marine	(1)	—	(7)	1
Sugar	1	—	1	1
Power	2	2	3	3
Turkey	—	11	(11)	49
Segment/Consolidated Totals	$(3)	$21	$(10)	$54

Total Assets:	September 30,	December 31,
(Millions of dollars)	2017	2016
Pork	$1,294	$1,157
Commodity Trading and Milling	1,044	989
Marine	325	314
Sugar	173	166
Power	195	196
Turkey	471	493
All Other	6	6
Segment Totals	3,508	3,321
Corporate	1,485	1,434
Consolidated Totals	$4,993	$4,755

Investments in and Advances to Affiliates:	September 30,	December 31,
(Millions of dollars)	2017	2016
Pork	$241	$175
Commodity Trading and Milling	236	207
Marine	28	33
Sugar	4	4
Power	34	30
Turkey	303	324
Segment/Consolidated Totals	$846	$773

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of September 30, 2017, increased $65 million to $1,419 million from December 31, 2016. The increase was primarily the result of net cash from operating activities of $198 million, partially offset by cash used for capital expenditures of $118 million. Cash from operating activities decreased $101 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily as a result of changes in working capital, partially related to increased inventories in the Commodity Trading and Milling (“CT&M”) and Pork segments and the collection of past due receivables in the Power segment in 2016.

Capital Expenditures, Acquisitions and Other Investing Activities

During the nine months ended September 30, 2017, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $118 million in property, plant and equipment, of which $67 million was in the Pork segment, $22 million in the Marine segment, $17 million in the Sugar segment and $11 million in the CT&M segment. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment and additional hog finishing barns. The Sugar segment expenditures were primarily related to a new bioethanol distillery. All other capital expenditures were primarily of a normal recurring nature and primarily included replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2017, management has budgeted capital expenditures totaling $76 million. The Pork segment plans to spend $27 million primarily for further expansion of existing live operations and other improvements to its existing facilities and related equipment. The CT&M segment plans to spend $20 million primarily for milling assets and other improvements to existing facilities and related equipment. The Marine segment has budgeted $25 million primarily for additional cargo carrying and handling equipment and port improvements. The balance of $4 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

During the nine months of 2017, Seaboard’s Pork segment contributed $73 million to its 50% joint venture, Seaboard Triumph Foods, LLC (“STF”), to construct a pork processing facility in Sioux City, Iowa, that began operations in September 2017. Pursuant to the amended subscription agreement, Seaboard fulfilled its monetary commitment in the third quarter of 2017. Seaboard has committed to provide a portion of the hogs to be processed at the facility, including for a second shift expansion.

During the third quarter of 2017, Seaboard’s Pork segment acquired hog inventory and hog farms in the Central United States (“U.S.”) for total cash consideration of $40 million. This acquisition provides additional sows to further increase Seaboard’s capacity to fulfil its hog supply commitment to STF as discussed above. See Note 9 to the condensed consolidated financial statements for further information on this purchase.

In September 2017, Seaboard announced its CT&M segment had entered into a non-binding memorandum of understanding to acquire Groupe Mimran’s flour milling and associated businesses located in Senegal, Ivory Coast and Monaco. The proposed acquisition is subject to negotiation and execution of a definitive purchase agreement and finalization of Seaboard’s due diligence. The final purchase price has not been determined but will likely be material if Seaboard ultimately proceeds with the acquisition and enters into a definitive agreement.

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

Financing Activities and Debt

As of September 30, 2017, Seaboard had short-term uncommitted credit lines totaling $419 million and a committed line totaling $100 million. Borrowings under the uncommitted credit lines totaled $97 million, with all amounts drawn related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines was further reduced by letters of credit totaling $3 million. There was no outstanding balance as of September 30, 2017 under the committed line, which was recently renewed for another year until September 28, 2018.

As of September 30, 2017, Seaboard had an unsecured term loan, which matures in 2022, with a balance of $488 million and $53 million of foreign subsidiary debt, primarily denominated in Argentine pesos. During the third quarter of 2017, Seaboard’s Sugar segment refinanced certain notes payable with a short-term loan denominated in Argentine pesos valued at approximately $32 million as of September 30, 2017. The short-term loan incurs a fixed rate of interest of 23% until its maturity on February 7, 2018.

Seaboard was in compliance with all restrictive covenants related to these credit lines and loans as of September 30, 2017. See Note 7 to the condensed consolidated financial statements for current debt balances and a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

As of September 30, 2017, Seaboard had cash and short-term investments of $1,419 million and additional total net working capital of $795 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2017. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of September 30, 2017, $446 million of the $1,419 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries, and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the U.S. However, Seaboard’s intent is to permanently reinvest these funds outside the U.S., and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

In each of the first three quarters of 2017, Seaboard declared and paid quarterly dividends of $1.50 per share of common stock. On November 1, 2017, Seaboard declared another quarterly dividend of $1.50 per share of common stock payable on November 24, 2017. Seaboard’s Board of Directors intends that Seaboard will continue to pay quarterly dividends for the reasonably foreseeable future, with the amount of any dividends being dependent upon such factors as Seaboard’s financial condition, results of operations and current and anticipated cash needs, including capital requirements.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2017 increased $72 million and $217 million, respectively, compared to the same periods in 2016. The increases were primarily the result of higher prices for pork products sold and higher biodiesel revenue in the Pork segment, higher volumes of sales in the CT&M segment and higher volumes of alcohol sold in the Sugar segment.

Operating income increased $29 million and $37 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The increases were primarily the result of higher meat prices, partially offset by lower margins on biodiesel in the Pork segment, higher gains on mark-to-market derivative contracts in the CT&M segment and higher margins from sugar sold in the Sugar segment, partially offset by lower cargo rates and higher fuel costs in the Marine segment.

Pork Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$404	$371	$1,188	$1,058
Operating income	$57	$54	$157	$133
Income (loss) from affiliates	$(4)	$3	$(1)	$10

Net sales for the Pork segment increased $33 million and $130 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The increases primarily reflected higher overall pork prices, higher biodiesel revenue and to a lesser extent, a higher volume of pork products sold internationally in the nine month period of 2017.

Operating income for the Pork segment increased $3 million and $24 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The increases were primarily the result of improved overall margins from higher meat prices. The increases were partially offset by lower margins on biodiesel because the Federal blender’s credits have not been renewed for 2017. Management is unable to predict future market prices for pork products, the cost of feed or cost of third-party hogs. However, management anticipates positive operating income for this segment for the remainder of 2017.

Income from affiliates decreased $7 million and $11 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016, primarily due to the start-up of STF operations, which began in September 2017.

Commodity Trading and Milling Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$694	$673	$2,122	$2,089
Operating income (loss) as reported	$7	$(13)	$25	$15
Mark-to-market losses (gains)	(3)	23	(7)	10
Operating income excluding mark-to-market adjustments	$4	$10	$18	$25
Income (loss) from affiliates	$(1)	$5	$5	$(10)

Net sales for the CT&M segment increased $21 million and $33 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The increase for the three month period was primarily the result of higher volumes of sales to third parties and affiliates, partially offset by lower sales prices for sales to third parties and affiliates. The increase for the nine month period primarily reflected higher sales prices for sales to third parties and higher volumes of sales to affiliates, partially offset by lower third-party sales volume, primarily corn and soybean meal.

Operating income for this segment increased $20 million and $10 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The increases primarily reflected higher gains of $26 million and $17 million on mark-to-market derivative contracts for the three and nine month periods, respectively, as further discussed below, partially offset by lower margins on commodity trades. Excluding the effects of mark-to-market adjustments for derivative contracts, operating income decreased $6 million and $7 million for the three and nine month periods of 2017, respectively, compared to the same periods for 2016, primarily due to a decrease in commodity prices.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $3 million and $7 million for the three and nine month periods of 2017, respectively. For the three and nine month periods of 2016, operating income would have been higher by $23 million and $10 million, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2017. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Loss from affiliates increased $6 million for the three month period of 2017 and decreased $15 million for the nine month period of 2017 compared to the same periods in 2016. The changes primarily reflect consolidation of an equity method investment that incurred $2 million of income and $10 million of losses during the three and nine month periods of 2016, respectively. See Note 9 to the condensed consolidated financial statements for further information on this affiliate. Based on the uncertainty of local political and economic environments in the countries in which the CT&M segment’s affiliates operate, management cannot predict future results for the affiliates.

Marine Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$225	$225	$691	$684
Operating income	$4	$9	$8	$19
Income (loss) from affiliates	$(1)	$—	$(7)	$1

Net sales for the Marine segment did not change for the three month period of 2017 and increased $7 million for the nine month period of 2017 compared to the same periods in 2016. The increase was primarily the result of higher volumes in certain markets during 2017 compared to 2016, partially offset by lower cargo rates.

Operating income decreased $5 million and $11 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The decreases were primarily the result of lower cargo rates and higher fuel costs, partially offset by lower other voyage costs. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2017. However, management anticipates this segment will have positive operating income for the remainder of 2017.

Income from affiliates for the three and nine month periods of 2017 decreased $1 million and $8 million, respectively, compared to the same periods in 2016. For the nine month period, the change was primarily due to an other-than-temporary impairment charge of $6 million related to Seaboard’s equity-method investment in a holding company that owns a start-up terminal operation. See Note 9 to the condensed consolidated financial statements for further information on this affiliate.

Sugar Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$50	$34	$138	$103
Operating income (loss)	$6	$(7)	$12	$(5)
Income from affiliates	$1	$—	$1	$1

Net sales for the Sugar segment increased $16 million and $35 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The increase for the three month period primarily reflected higher volumes of alcohol sold and higher selling prices for sugar, partially offset by lower volumes of sugar sold. The increase for the nine month period primarily reflected higher volumes and selling prices of alcohol and higher selling prices for sugar, partially offset by lower volumes of sugar sold.  Sugar and alcohol sales are denominated in Argentine pesos. The increase in local sale prices in terms of U.S. dollars was partially offset by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate.

Operating income for the Sugar segment increased $13 million and $17 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The increases primarily reflected higher margins from sugar, alcohol and cogeneration primarily related to increased selling prices, partially offset by higher selling, general and administrative costs. During the third quarter of 2016, a labor strike occurred that negatively impacted volumes and resulted in a $6 million inventory charge to cost of sales for fixed manufacturing costs associated with the revised forecast. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2017.

Power Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Net sales	$25	$23	$72	$59
Operating income	$3	$4	$7	$6
Income from affiliates	$2	$2	$3	$3

Net sales for the Power segment increased $2 million and $13 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The increases primarily reflected higher spot market rates.

Operating income for the Power segment decreased $1 million for the three month period of 2017 and increased $1 million for the nine month period of 2017 compared to the same periods in 2016. The decrease in the three month period primarily reflected higher fuel costs partially offset by higher spot market rates. The increase in the nine month period primarily reflected higher spot market rates, partially offset by higher fuel costs. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2017.

Turkey Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2017	2016	2017	2016
Income (loss) from affiliates	$—	$11	$(11)	$49

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The decreases in income from affiliates for the three and nine month periods of 2017 compared to the same periods in 2016 were primarily due to lower prices for turkey products sold, pricing pressure from competing proteins and higher live growing costs. Also, the decreases for the three and nine month periods included the closure of a further processing plant located in Montgomery, Illinois, as discussed below. In the second quarter of 2017, Butterball decided that it would close this further processing plant during the third quarter of 2017, resulting in charges primarily related to impaired fixed assets and accrued severance. Seaboard’s proportionate share of these charges, recognized in income (loss) from affiliates, was $11 million in the second quarter of 2017 and $1 million in the third quarter of 2017. Management is unable to predict future market prices for turkey products or the cost of feed. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $11 million and $19 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The increases were primarily due to increased personnel-related costs, including costs related to Seaboard’s deferred compensation program, which are offset by the effect of the mark-to-market on investments recorded in other investment income. As a percentage of total net sales, SG&A was 5% for the three and nine month periods of 2017 and 2016.

Interest Expense

Interest expense increased $2 million and decreased $4 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The decrease in the nine month period was primarily due to a patronage dividend received in the first quarter of 2017 related to the Term Loan due 2022.

Interest Income

Interest income decreased $5 million and $2 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016 primarily due to interest income recognized during the third quarter of 2016 on outstanding customer receivables that were previously considered uncollectible in the Power segment.

Other Investment Income, Net

Other investment income, net increased $25 million and $77 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016 primarily due to higher income on short-term investments related to mark-to-market fluctuations.

Foreign Currency Gains, Net

Foreign currency gains, net increased $2 million for the three and nine month periods of 2017, respectively, compared to the same periods in 2016. The political and economic conditions of the countries in which Seaboard operates and does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard. Although Seaboard does not utilize hedge accounting, Seaboard does utilize foreign currency exchange contracts to manage its risks and exposure to foreign currency fluctuations primarily related to the South African rand. Management believes gains and losses on commodity transactions, including the mark-to-market effects, of such foreign currency exchange contracts relate to the underlying commodity transactions and classifies such gains and losses in cost of sales. All other gains and losses on foreign currency exchange agreements are included in foreign currency gains, net.

Income Tax Expense

The effective tax rate for the three and nine month periods of 2017 was higher than that for the three and nine month periods of 2016 primarily due to the expiration of the U.S. biodiesel tax provisions on December 31, 2016, and lower projected tax credits in 2017, partially offset by a change in the mix of domestic and foreign earnings from the prior year.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of September 30, 2017. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of this report, Seaboard may repurchase up to $100 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 8 to the condensed consolidated financial statements for further discussion. There were no purchases made pursuant to Seaboard’s share repurchase program during the third quarter of 2017.

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
(Registrant)

by:	/s/ Robert L. Steer
Robert L. Steer, Executive Vice President,
Chief Financial Officer
(principal financial officer)

Date: November 1, 2017

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: November 1, 2017