Form 10-K
period 2017-12-31
SEABOARD CORP /DE/
filed 2018-02-21
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission file number: 1-3390

SEABOARD CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2260388
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

9000 West 67th Street, Merriam, Kansas  66202

(Address of Principal Executive Offices)              (Zip Code)

Registrant’s telephone number, including area code (913) 676-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock $1.00 Par Value	Name of each exchange on which registered NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 260,841 shares of Seaboard common stock held by nonaffiliates was approximately $1,042,059,795, based on the closing price of $3,995.00 per share on July 1, 2017, the end of Seaboard’s most recently completed second fiscal quarter. As of January 31, 2018, the number of shares of common stock outstanding was 1,170,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) Seaboard Corporation’s annual report to stockholders furnished to the SEC pursuant to Rule 14a-3(b) – Parts I and II; and (2) Seaboard Corporation’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017, pursuant to Regulation 14A for the 2018 annual meeting of stockholders – Part III.

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

Originally founded in 1918, today Seaboard Corporation, a Delaware corporation organized in 1946, and its subsidiaries (“Seaboard”) are a diverse global agribusiness and transportation company. In the United States (“U.S.”), Seaboard is primarily engaged in pork production and processing and ocean transportation. Overseas, Seaboard is primarily engaged in commodity merchandising, grain processing, sugar production and electric power generation. Seaboard also has an equity method investment that has turkey operations in the U.S.

Seaboard Flour LLC and SFC Preferred, LLC, Delaware limited liability companies, collectively own approximately 76% of the outstanding common stock of Seaboard. Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred, LLC.

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
(1)	Business Done and Intended to be Done by the Registrant

(i) Principal Products and Services

Pork Division – Seaboard, through its subsidiary Seaboard Foods LLC, engages in the business of hog production and pork processing in the U.S. Through these operations, Seaboard’s Pork division produces and sells fresh and frozen pork products to further processors, foodservice operators, grocery stores, distributors and retail outlets throughout the U.S., and, to a lesser extent, internationally. Other further processing companies also purchase fresh and frozen pork products in bulk and produce products, such as lunchmeat, ham, bacon and sausage. Fresh pork, such as loins, tenderloins and ribs are sold to distributors and grocery stores. The Pork division’s hog processing plant is located in Oklahoma and generally operates at capacity. The Pork division also has a ham-boning and processing plant in Mexico.

The Pork division’s hog production operations consist of the breeding and raising of over five million hogs annually primarily at facilities owned by Seaboard or at facilities owned and operated by third parties with whom Seaboard has grower contracts. The hog production operations are located in the Central U.S. As a part of the hog production operations, the Pork division produces specially formulated feed for the hogs at seven owned feed mills. The remaining hogs processed are purchased from third-party hog producers, primarily pursuant to purchase contracts.

The Pork division produces biodiesel at facilities in Oklahoma and Missouri. The biodiesel is produced from pork fat supplied by the division’s Oklahoma pork processing plant and from other animal fat or vegetable oil supplied by non-Seaboard facilities. The biodiesel is sold to fuel blenders for distribution and in the retail markets.

The Pork division earns fees to market substantially all of the products produced by Triumph Foods, LLC (“Triumph”) at its pork processing plant located in Missouri, and by Seaboard Triumph Foods, LLC (“STF”) at its pork processing plant located in Iowa. As part of the operations, Seaboard and Triumph sell a portion of their hogs to be processed at the STF plant. Seaboard has a 50% noncontrolling interest in STF.

The Pork division has a 50% noncontrolling interest in Daily’s Premium Meats, LLC (“Daily’s”). Daily’s produces and markets raw and pre-cooked bacon and ham under the Daily’s® brand name primarily for the food service industry and, to a lesser extent, retail markets. Daily’s has three further processing plants located in Utah, Montana and Missouri. Seaboard, STF and Triumph each supply raw product to Daily’s.

FORM 10-K

SEABOARD CORPORATION

Commodity Trading and Milling Division – Seaboard’s Commodity Trading and Milling (“CT&M”) division is an integrated agricultural commodity trading, processing and logistics company. This division markets wheat, corn, soybean meal and other commodities in bulk to third parties and affiliated companies. The CT&M division is principally managed under the name of Seaboard Overseas and Trading Group and conducts business primarily through its subsidiaries, Seaboard Overseas Limited with offices in Colombia, Ecuador, Isle of Man, Kenya, Singapore, Korea and South Africa, Seaboard Overseas Trading and Shipping (PTY) Ltd. located in South Africa, PS International, LLC located in Chapel Hill, North Carolina and Canada, and its non-consolidated affiliates, ContiLatin del Peru S.A. located in Peru, Interra International, LLC located in Atlanta, Georgia, Plum Grove Pty Ltd located in Australia, and Zalar Holding S.A. located in Morocco. This division also operates an ocean transportation brokerage operation through Seaboard Bulk Services, Ltd. located in Greece. Seaboard integrates the service of delivering commodities to its customers through the use of chartered and owned bulk vessels.

On January 5, 2018, the CT&M division acquired five entities operating as Groupe Mimran (“Mimran”). Mimran operates three flour mills and an associated trading business located in Senegal, Ivory Coast and Monaco. Excluding the acquisition of Mimran, the CT&M division sources, transports and markets approximately ten million tons of agricultural commodities on an annual basis. All of the commodities marketed by this division are purchased from growing regions worldwide, with primary destinations being Africa, South America, the Caribbean and Asia.

The CT&M division also operates grain and feed milling and related businesses with 38 locations in 20 countries, including wheat flour mills in 16 countries, which are primarily supplied by the trading locations discussed above. The grain processing businesses are operated through 6 consolidated and 18 non-consolidated affiliates in Africa, South America, the Caribbean and Europe. These are primarily flour, feed and maize milling and oilseed crush businesses, which produce approximately five million metric tons of finished products per year. In addition, this division has a noncontrolling interest in poultry businesses in Africa and a bakery business in the Democratic Republic of Congo. Most of the products produced by these operations are sold in the countries in which the products are produced or into adjacent countries.

Marine Division – Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign affiliated companies and third-party agents, provides cargo shipping services to 28 countries between the U.S., the Caribbean and Central and South America. Seaboard’s Marine division uses a network of offices and agents throughout the U.S., Canada, Central and South America and the Caribbean to book cargo to and from the U.S. and between the countries it serves. Through agreements with a network of connecting carriers, this division can transport cargo to and from numerous U.S. locations by either truck or rail to and from one of its U.S. port locations, where it is staged for export via vessel or received as import cargo from abroad.

The Marine division’s primary operations are located in Miami, Florida and includes a terminal located at PortMiami and off-dock warehouses for cargo consolidation and temporary storage. This division also operates a cargo terminal facility at the Port of Houston that includes an on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. This division also makes scheduled vessel calls in Brooklyn, New Orleans, Philadelphia, and 49 foreign ports. The Marine division’s fleet consists of 20 chartered and 3 owned vessels and dry, refrigerated and specialized containers and other related equipment.

Sugar Division – Seaboard, through its subsidiaries, Ingenio y Refineria San Martin del Tabacal S.R.L. and Alconoa S.R.L., as well as other Argentine non-consolidated affiliates, grows sugarcane, which it uses to produce refined sugar and alcohol in Argentina. This division also purchases sugar and alcohol in bulk from third parties mostly within Argentina for subsequent resale. The sugar products are mostly sold in Argentina, primarily to retailers, soft drink manufacturers and food manufacturers, with some exports to the U.S. and other South American countries. Seaboard’s Sugar division grows a large portion of the sugarcane on the nearly 70,000 acres of land it owns in northern Argentina. The cane is processed at an owned mill, one of the largest in Argentina, with a current processing capacity of approximately 250,000 metric tons of sugar and approximately 27 million gallons of alcohol per year. Also, this division owns a 51 megawatt cogeneration power plant that is fueled by using sugarcane by-products, natural gas and other biomass when available.

Power Division – Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., is an unregulated independent power producer generating electricity for the local power grid in the Dominican

FORM 10-K

SEABOARD CORPORATION

Republic. Seaboard’s Power division operates one owned power generating barge with capacity to generate approximately 108 megawatts of electricity that is secured on the Ozama River in Santo Domingo, Dominican Republic. The facility consists of a system of diesel engines mounted onto barge-type vessels and is capable of using natural gas or heavy fuel oil. This operation is exempt from U.S. regulations under the Public Utility Holding Company Act of 1938, as amended. Seaboard’s Power division is not directly involved in the transmission or distribution of electricity and primarily sells on the spot market to wholly government-owned distribution companies. This division also has a 29.9% noncontrolling interest in a 300 megawatt electricity generating facility among a few other equity method investments in energy-related businesses in the Dominican Republic.

Turkey Segment – Seaboard has a 50% noncontrolling voting interest in Butterball, LLC (“Butterball”). Butterball is a vertically integrated producer, processor and marketer of branded and non-branded turkey products. Butterball has four processing plants, two further processing plants and numerous live production and feed milling operations located in North Carolina, Arkansas, Missouri and Kansas. Butterball produces over one billion pounds of turkey each year. Butterball is a national supplier to retail and foodservice outlets, and also exports products to Mexico and numerous other foreign markets.

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

(ii) Status of Product or Segment

In August 2017, the Pork division acquired hog inventory and related assets from an existing farm operation for an investment of $40 million. This acquisition provided additional sows to further increase Seaboard’s capacity to fulfill its hog supply commitment for processing at the STF plant, which began operations in September 2017.

During 2017, the CT&M division acquired a pulse and grain elevator in Canada for $14 million that complements an existing CT&M business in Canada, and invested an additional $7 million in a grain trading and poultry business in Morocco. The additional investment increased Seaboard’s ownership interest in this Moroccan business to 19.4% and, as a result, Seaboard changed its accounting method from the cost method to equity method effective on the date of the additional investment. On January 5, 2018, the CT&M division completed the acquisition of Mimran, including three flour mills in Senegal and Ivory Coast having a combined capacity of approximately 2,750 metric tons a day, and a trading business located in Monaco that is expected to increase Seaboard’s annual grain trading volume by approximately 900,000 tons. The purchase price was $375 million, plus an earn-out between zero and $48 million, using the exchange rate in effect at closing.

Butterball closed its Montgomery, Illinois, further processing plant in 2017, resulting in charges primarily related to impaired fixed assets and accrued severance. Seaboard’s proportionate share of these charges, recognized in income (loss) from affiliates, was $18 million for the year ended December 31, 2017.

(iii) Sources and Availability of Raw Materials

None of Seaboard’s businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers except the following: the Power segment has one primary supplier of natural gas, but the barge can run on other types of fuel; and the Turkey segment purchases a significant portion of its feed and grain used in the manufacturing of feed for its turkeys in North Carolina from Seaboard’s 50% partner in Butterball.

FORM 10-K

SEABOARD CORPORATION

(iv) Patents, Trademarks, Licenses, Franchises and Concessions

Seaboard uses the trademark of Seaboard™.

The Pork division uses registered trademarks relating to its products, including Seaboard Farms®, Prairie Fresh®, A Taste Like No Other®, St. Joe Pork®, High Plains Bioenergy®, Prairie Fresh Prime®, Seaboard Foods®, Cook-in Bag®, 67th Street® and The Thrill Without The Grill®. Daily’s, a non-consolidated affiliate of the Pork division, uses the trademarks Daily’s®, Daily’s Premium Meats Since 1893®, Buffet Brand® and Del Pueblo®. Seaboard considers the use of these trademarks important to the marketing and promotion of its pork products.

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

(v) Seasonal Business

The Turkey business is seasonal only on the whole bird side with the Thanksgiving and Christmas holidays driving the majority of those sales. Seaboard’s other divisions are not seasonally dependent to any material extent.

(vi) Practices Relating to Working Capital Items

There are no unusual industry practices or practices of Seaboard relating to working capital items.

(vii) Depending on a Single Customer or Few Customers

Seaboard does not have sales to any one customer equal to 10% or more of consolidated revenues. The CT&M division derived 12% of its sales from a non-consolidated affiliate for the year ended December 31, 2017. The Sugar division derived 39%, 26% and 20% of its sales from one customer for the years ended December 31, 2017, 2016 and 2015, respectively, and another customer represented 10% of its sales for the year ended December 31, 2017. The Power division sells power in the Dominican Republic on the spot market accessed primarily by three wholly government-owned distribution companies. The Turkey Segment had one customer that represented 13% and 11% of its sales for the years ended December 31, 2017 and 2016, respectively, and another customer that represented 11% of its sales for the year ended December 31, 2017. No other division has sales to a few customers that, if lost, would have a material adverse effect on any such division or on Seaboard taken as a whole.

(viii) Backlog

Backlog is not material to Seaboard’s businesses.

(ix) Government Contracts

No material portion of Seaboard’s business involves government contracts.

(x) Competitive Conditions

Competition in Seaboard’s Pork division comes from a variety of regional, national and international producers and processors and is based primarily on product quality, customer service and price. According to Successful Farming and Informa Economics, trade publications, Seaboard was ranked number three in pork production (based on sows in production) and number four in processing (based on daily processing capacity, including Triumph’s and STF’s capacity) in the U.S. in 2017.

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

(xi) Research and Development Activities

Seaboard’s Pork division and Turkey segment each conduct research and development activities focused on various aspects of their respective vertically integrated pork and turkey processing systems, including improving product quality, production processes, animal genetics, nutrition and health. Incremental costs incurred to perform these tests are expensed as incurred and are not material to operating results.

(xii) Environmental Compliance

Seaboard’s Pork division and Turkey segment are subject to numerous federal, state and local provisions relating to the environment that require the expenditure of funds in the ordinary course of business. Seaboard’s Pork division and Turkey segment do not anticipate making expenditures for these purposes that, in the aggregate, would have a significant effect on Seaboard’s financial condition or results of operations.

(xiii) Number of Persons Employed by Registrant

At the time of this report, Seaboard, excluding the recent Mimran acquisition and non-consolidated affiliates, had approximately 11,800 employees, of whom approximately 6,400 were employed in the U.S.

(d)	Financial Information about Geographic Areas

In addition to the narrative disclosure provided below, the financial information relating to export sales required by this item is incorporated herein by reference to Note 13 to the consolidated financial statements included in Seaboard’s Annual Report to Stockholders.

Seaboard considers its relations with the governments of the countries in which its foreign subsidiaries and affiliates are located to be satisfactory, but foreign operations in lesser-developed countries are subject to risks of doing business such as potential civil unrest and government instability, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, sales price controls, currency inconvertibility and devaluation, and currency exchange controls. To minimize certain of these risks, Seaboard has insured its investment in an affiliated flour mill in the Democratic Republic of Congo to the extent available and deemed appropriate with the Overseas Private Investment Corporation, an agency of the U.S. Government. At the date of this report, Seaboard is not aware of any situations that could have a material effect on Seaboard’s business.

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

FORM 10-K

SEABOARD CORPORATION

Executive Officers of the Registrant

The following table lists the executive officers of Seaboard. Generally, executive officers are elected at the annual meeting of the Board of Directors following the Annual Meeting of Stockholders and hold office until the next such annual meeting or until their respective successors are duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was elected.

Name (Age)	Positions and Offices with Registrant and Affiliates
Steven J. Bresky (64)	President and Chief Executive Officer
Robert L. Steer (58)	Executive Vice President, Chief Financial Officer
David M. Becker (56)	Senior Vice President, General Counsel and Secretary
James L. Gutsch (64)	Senior Vice President, Engineering
Ralph L. Moss (72)	Senior Vice President, Governmental Affairs
David S. Oswalt (50)	Senior Vice President, Finance and Treasurer
David H. Rankin (46)	Senior Vice President, Taxation and Business Development
Michael D. Trollinger (49)	Vice President, Corporate Controller and Chief Accounting Officer
Ty A. Tywater (48)	Vice President, Audit Services
David M. Dannov (56)	President, Seaboard Overseas and Trading Group
Edward A. Gonzalez (52)	President, Seaboard Marine Ltd.
Terry J. Holton (58)	President, Seaboard Foods LLC

Mr. Bresky has served as President and Chief Executive Officer of Seaboard since July 2006.

Mr. Steer has served as Executive Vice President, Chief Financial Officer of Seaboard since April 2011.

Mr. Becker has served as Senior Vice President, General Counsel and Secretary of Seaboard since April 2011.

Mr. Gutsch has served as Senior Vice President, Engineering of Seaboard since April 2011.

Mr. Moss has served as Senior Vice President, Governmental Affairs of Seaboard since April 2011.

Mr. Oswalt has served as Senior Vice President, Finance and Treasurer since April 2013, and previously as Senior Vice President, Taxation and Business Development of Seaboard from 2011 to 2013.

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

(a)	General
(1)	Seaboard’s Operations Are Subject to the General Risks of the Food Industry. The divisions of the business that are in the food products manufacturing industry are subject to the risks posed by:
•	food spoilage or contamination;
•	evolving consumer preferences and nutritional and health-related concerns;
•	international, foreign, federal, state and local food processing regulations;
•	consumer product liability claims;
•	product tampering; and
•	public perception of food production practices, including handling of production and live animals.

If one or more of these risks were to materialize, Seaboard’s revenues could decrease, costs of doing business could increase, and Seaboard’s operating results could be adversely affected.

(2)

International Operations Subject Seaboard to Risks That Could Have a Significant Impact on Seaboard’s Business. Seaboard is a diverse agribusiness and transportation company with global operations in several industries. Most of the sales and costs of Seaboard’s divisions are significantly influenced by worldwide fluctuations in commodity prices or changes in foreign political and economic conditions. Accordingly, revenues, operating income and cash flows could fluctuate significantly from year to year. In addition, Seaboard’s international activities pose risks not faced by companies that limit themselves to U.S. markets. These risks include:

•	changes in foreign currency exchange rates;
•	foreign currency exchange controls;
•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
•	hyperinflation;
•	heightened customer credit and execution risk;
•	tariffs, other trade protection measures and import or export licensing requirements;
•	potentially negative consequences from changes in tax laws;
•	legal and regulatory structures and unexpected changes in legal and regulatory requirements and any lawsuits that may arise;
•	negative perception within a foreign country of a U.S. company doing business in that foreign country;
•

compliance with U.S. laws and regulations for conducting international business such as Foreign Account Tax Compliance Act, Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;

•	expropriation, civil unrest and government instability; and
•	inconsistent application or enforcement of local laws, including tax laws.

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

All of these hazards could result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of Seaboard’s vessels were involved in an incident, the resulting negative public perception could have a material adverse effect on Seaboard’s business, financial condition and results of operations. Also, many aspects of the marine industry are subject to extensive governmental regulations. Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions, the suspension or termination of Seaboard’s operations or detention of its vessels.

(5)

Seaboard’s Common Stock Is Thinly Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held and thinly traded on a daily basis on the NYSE American. Seaboard Flour LLC and SFC Preferred, LLC, which are beneficially owned by Mr. Steven Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, hold approximately 76% of Seaboard’s outstanding common stock. Accordingly, the price of a share of common stock could fluctuate more significantly from day-to-day than that of a share of widely held stock that is actively traded on a daily basis.

(6)

Seaboard Has Investments in Non-Consolidated Affiliates That Are Managed by Third Parties.  Seaboard has several equity method investments in which it owns 50% or less, with various third-party business partners owning the remaining equity. Due to the ownership structure of these affiliates, Seaboard does not have control in all the decision making and could be exposed to various business risks if the business partners’ business practices do not align with Seaboard’s best interests, which could adversely impact the results for Seaboard’s income (loss) from affiliates.

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
(1)

Fluctuations in Commodity Pork Prices Could Adversely Affect the Results of Operations. Sales prices for this division’s products are directly affected by both domestic and worldwide supply and demand for pork products and other proteins, all of which are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control. Commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken. This division’s results of operations could be adversely affected by fluctuations in pork commodity prices.

(2)

Increases in Costs of This Division’s Feed Components and Third-Party Hog Purchases Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and could be materially affected by commodity price fluctuations for corn and soybean meal. The results of this division could be negatively affected by increased costs of its feed components. The continued operation of ethanol plants has elevated this risk as it has increased the competing demand for feed ingredients, primarily corn.

FORM 10-K

SEABOARD CORPORATION

Similarly, accounting for approximately 13% of this division’s total hogs slaughtered, the cost of third-party hogs purchased fluctuates with market conditions and could have an impact on this division’s total costs. The cost and supply of feed components and the third-party hogs that this division purchases are determined by constantly changing market forces of supply and demand, which are driven by matters over which Seaboard has no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, and governmental agricultural policies. This division attempts to manage certain of these risks through the use of financial instruments; however, this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork prices correspondingly increase, increases in the prices of this division’s feed components or in the cost of third-party hogs purchased would adversely affect Seaboard’s operating margins.

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

(4)

The Loss of This Division’s Oklahoma Hog Processing Plant Could Adversely Affect the Business. This division is largely dependent on the continued operation of its Oklahoma hog processing plant. The loss of or damage to this plant for any reason, including fire, tornado or earthquake, or the occurrence of adverse governmental action could adversely affect the business of this division.

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

(6)

Health Risk to Livestock Could Adversely Affect Production, the Supply of Raw Materials and the Business. Seaboard is subject to risks relating to its ability to maintain animal health and control diseases. The general health of the hogs and the reproductive performance of the sows could have an adverse impact on production and production costs, the supply of raw material to this division’s pork processing operations and consumer confidence. If this division’s hogs are affected by disease, Seaboard could be required to destroy infected livestock, which could adversely affect this division’s production or ability to sell or export its products. Moreover, the herd health of third-party suppliers could adversely affect the supply and cost of hogs available for purchase. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of this division’s food products.

(7)

If This Division’s Products Become Contaminated, It Could Be Subject to Product Liability Claims and Product Recalls. Pork products may be subject to contamination by disease producing organisms and foreign material. Once contaminated products have been shipped for distribution, illness and death may result if the organisms are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and could have a material adverse effect on this division’s business, reputation, prospects, results of operations and financial condition.

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

(9)

The Operating Profit of the Biodiesel Production Facilities Could Be Adversely Impacted by Various Factors. The profitability of this division’s biodiesel plants could be adversely affected by various factors, including the market price of pork fat, other animal fat and vegetable oil, which are utilized to produce biodiesel, and the market price for biodiesel, which is influenced by world oil prices and U.S. government mandates to use biofuels. Unfavorable changes in these prices over extended periods of time or adverse changes in U.S. government

FORM 10-K

SEABOARD CORPORATION

mandates to use biofuels could adversely affect this division’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to these facilities. Also, the Federal blender’s credits are not permanent and may not be renewed.

(10)

Difficulties Could Be Experienced in the Start-up of the STF Pork Processing Plant. STF’s new pork processing plant in Sioux City, Iowa, began operations in September 2017. Significant operational delays, difficulty in hog procurement, or other difficulties encountered in the start-up of operations could have an adverse effect on results of operations.

(c)	Commodity Trading and Milling Division
(1)

This Division Is Subject to Risks Associated with Foreign Operations. This division principally operates in Africa, South America, the Caribbean and Europe and, in most cases, in what are generally regarded to be lesser-developed countries. Many of these foreign operations are subject to risks of doing business in lesser-developed countries, which are subject to potential civil unrest and government instability, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, corruption, currency inconvertibility and devaluation, and currency exchange controls, in addition to the risks of overseas operations mentioned in clause (a)(2) above. In addition, foreign government policies and regulations could restrict the purchase of various agricultural commodities and commodity products, reducing or limiting this division’s ability to access materials or to limit this division’s sales prices for products sold in local markets.

(2)

Fluctuations in Commodity Prices Could Adversely Affect the Business of This Division. This division’s sales are significantly affected by fluctuating worldwide prices for various commodities, such as wheat, corn, soybeans, soybean meal and, to a lesser degree, various other agricultural commodity products. These prices are determined by constantly changing market forces of supply and demand as well as other factors over which Seaboard has little or no control. European flour exports, donated food aid, flour dumping practices and worldwide and local crop production could contribute to these fluctuating market conditions and could have a significant impact on the trading and milling businesses’ sales, value of commodities held in inventory and operating income.

(3)

This Division Uses a Material Amount of Derivative Products to Manage Certain Market Risks. The commodity trading portion of this division enters into various commodity derivative and foreign exchange derivative transactions to create what management believes is an economic hedge for commodity trades it executes or intends to execute with its customers. This portion of the division also enters into speculative derivative transactions related to its market risks. Failure to execute or improper execution of a derivative position or a firmly committed sale or purchase contract or a speculative transaction that closes without the desired result or exposure to counter party risk could have an adverse impact on the results of operations and liquidity.

(4)

This Division Is Subject to Higher Than Normal Risks for Attracting and Retaining Key Personnel. In the commodity trading environment, loss of a key employee such as a commodity trader could have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and retaining business with various foreign customers. In the milling portion of this division, employing and retaining qualified expatriate personnel are key elements of success given the difficult living conditions, the unique operating environments and the reliance on a relatively small number of executives to manage each individual location.

(5)

This Division Faces Increasing Competition. This division is experiencing increasing competition in certain foreign markets by well-capitalized originators, traders of commodities making sales directly to end-use customers and industrial-asset owners that compete in the same markets as this division. If various raw-material originators refuse to sell commodities to Seaboard for sale in these foreign markets, it could be more challenging for this division to purchase commodities for sale to its customers at competitive prices. This division’s sales volume and sale prices for commodities to customers, as well as results of operations, could be adversely impacted by such increased competition.

(d)	Marine Division
(1)

The Demand for This Division’s Services Are Affected by International Trade and Fluctuating Freight Rates. This division provides cargo shipping services primarily from the U.S. to many different countries in the Caribbean and Central and South America. In addition to the risks of overseas operations mentioned in (a)(2) above, fluctuations in economic conditions, unstable or hostile local political situations in the countries in which this division operates, could affect import and export trade volumes and cargo freight rates and adversely affect this division’s results of operations.

FORM 10-K

SEABOARD CORPORATION

(2)

Chartered Ships Are Subject to Fluctuating Rates. Time-charter expenses are one of this division’s largest expenses. Certain ships are under charters longer than one year while others are less than one year. These costs can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a charter contract for more or less than one year will be favorable to this division’s business. Accordingly, entering into long-term charter hire contracts during periods of decreasing charter hire costs, or short-term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on this division’s results of operations.

(3)

Increased Fuel Prices May Adversely Affect This Division’s Business. Ship fuel expenses are one of this division’s largest expenses and vary greatly from year to year depending on fuel prices. While most trade lanes have a series of fuel surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. When fuel prices increase rapidly or consistently, the surcharge mechanism may not adjust revenues enough to offset the increase in costs. Fuel surcharges are also an area of competition among carriers, and market forces may preclude us from generating enough revenue from the fuel surcharges to offset any increase in costs, which may have a negative effect on this division’s profitability. Also, but to a lesser extent, fuel price increases can impact inland transportation costs both in the U.S. and overseas.

(4)

Hurricanes May Disrupt Operations. This division’s port operations can be subject to disruption due to hurricanes, especially at this division’s major ports in Miami, Florida and Houston, Texas, which could have an adverse effect on this division’s results of operations.

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

(6)

This Division’s Revenues and Cost Structure Are Dependent on the Continuation of Cost Sharing Arrangements. The division has entered into vessel cost sharing arrangements with other service providers that are short term in nature. If they are unable to be renewed or renewed with unfavorable terms it could result in a negative impact to the business.

(e)	Sugar Division
(1)

The Success of This Division Depends on the Condition of the Argentine Economy, Currency and Political Climate. This division operates a sugar mill, alcohol production and power generation facility in Argentina, locally growing a substantial portion of the sugarcane processed at the mill. Fluctuations in economic conditions or changes in the Argentine political climate could have an impact on the costs of operations, the sales prices of products, export opportunities and the exchange rate of the Argentine peso to the U.S. dollar. In this regard, local sales prices are affected by government price control and sugar import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets. If import duties are changed, this could have a negative impact on this division’s sales prices of its products. In addition, the majority of the sales are within Argentina, and any Argentine government attempts to control inflation through retail price controls on mass consumption products, including sugar, could adversely impact the local sales prices of this division’s products and the results of operations for this division. A devaluation of the Argentine peso would have a negative impact on this division’s financial position.

FORM 10-K

SEABOARD CORPORATION

(2)

This Division Is Subject to the Risks That Are Inherent in any Agricultural Business. Seaboard’s results of operations for this division may be adversely affected by numerous factors over which Seaboard has little or no control and that are inherent in any agricultural business, including reductions in the market prices for this division’s products, adverse weather and growing conditions, pest and disease problems, and new government regulations regarding agriculture and the marketing of agricultural products. Of these risks, weather particularly could adversely affect the amount and quality of the sugarcane produced by this division and its competitors located in other regions of Argentina.

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

(4)

Labor Relations Challenges Could Adversely Affect Operations. This division is dependent on unionized labor at its single sugar mill in Argentina. The political and economic environment in Argentina makes normal labor relations very challenging. Contributing to the situation are the historical policies of Argentina’s government and the failure of the Argentine courts to enforce contractual obligations with unions and basic property rights. Interruptions in production as a result of labor unrest could adversely impact the quantity of sugarcane harvested and the amount of sugar, alcohol and power produced and could interfere with the distribution of products stored at the facility.

(5)

The Operating Profit of the Alcohol Production Facility Could Be Adversely Impacted by Government Regulations. The profitability of this division’s alcohol production facility could be adversely affected by Argentine government regulations regarding production quotas, fuel blends and sales prices in the bio-ethanol market. In addition, corn alcohol producers in Argentina have increased competition in the bio-ethanol market. Adverse changes in the Argentine government’s regulations regarding bio-ethanol production quotas and fuel blends could adversely affect this division’s results of operations.

(6)

The Operating Profit of the Cogeneration Power Plant Could Be Adversely Impacted by Contract for the Sale of Energy. The sale price for energy produced and sold by this division’s cogeneration power plant is based on a biomass cogeneration contract with the Argentine government. The profitability of the cogeneration power plant could be adversely affected by this division’s failure to enforce the terms of the contract, which could adversely affect this division’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to this facility.

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

FORM 10-K

SEABOARD CORPORATION

other proteins, which are determined by constantly changing market forces of supply and demand as well as other factors over which Butterball has little or no control. Butterball’s results of operations and the value of Seaboard’s investment in Butterball could be adversely affected by fluctuations in the turkey commodity prices.

(2)

Increases in Costs of Butterball’s Feed Components and Turkey Purchases Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising turkeys and could be materially affected by commodity price fluctuations for corn, soybean meal and other commodity grain inputs. Butterball’s results may be negatively affected by increased costs of the feed components. Butterball attempts to manage some of these risks through the use of financial instruments; however this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale turkey prices correspondingly increase, increases in the prices of Butterball’s feed components would adversely affect Butterball’s results of operations and the value of Seaboard’s investment in Butterball.

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

(4)

Decreased Perception of Value in the Butterball Brand Could Adversely Affect Sales Quantity and Price of Butterball Products. Butterball is a premium brand name, built on a long history of offering a quality product that has been differentiated in the market. The value of the Butterball brand allows for sales of a higher unit price than other turkey products. In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts. In addition, negative news reports for any reason related to the company or the turkey/poultry industry could negatively impact this brand perception, Butterball’s results of operations and the value of Seaboard’s investment in Butterball.

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

(7)

Health Risk to Poultry Could Adversely Affect Production, the Supply of Raw Materials and Butterball’s Business. Butterball is subject to risks relating to its ability to maintain animal health and control diseases, such as avian influenza. The general health of the turkeys and reproductive performance could have an adverse impact on production and production costs, the supply of raw material to Butterball’s processing operations and consumer confidence. If Butterball’s turkeys are affected by disease, Butterball may be required to destroy infected birds, which could adversely affect Butterball’s production or ability to sell or export its products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Butterball products, resulting in an adverse effect on Butterball’s results of operations and the value of Seaboard’s investment in Butterball.

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

FORM 10-K

SEABOARD CORPORATION

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Seaboard’s principal properties by division are described below:

(1)   Pork - Seaboard’s Pork division owns a hog processing plant in Guymon, Oklahoma. It has a daily double-shift capacity to process approximately 20,500 hogs and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations consist of the breeding and raising of over five million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This division owns and operates seven centrally located feed mills, which have a combined capacity to produce approximately three million tons of formulated feed annually. These feed mills are used primarily to support Seaboard’s existing hog production, and have the capability of supporting additional hog production in the future. These facilities are located in Iowa, Oklahoma, Texas, Kansas and Colorado. The Pork division also operates a ham-boning and processing plant in Mexico that has the capacity to process 96 million pounds of ham annually.

The Pork division owns biodiesel plants in Guymon, Oklahoma, and St. Joseph, Missouri, with the capacity to produce 46 million gallons and 28 million gallons, respectively, of biodiesel annually.

Daily’s, a non-consolidated affiliate, owns three bacon further processing plants located in Salt Lake City, Utah, Missoula, Montana, and St. Joseph, Missouri. The Salt Lake City and Missoula plants are utilized near capacity throughout the year, while the St. Joseph plant is a fairly new production facility. The three plants have a combined daily smoking capacity of approximately 600,000 pounds of raw pork bellies.

STF, a non-consolidated affiliate, owns a pork processing plant in Sioux City, Iowa, that began operations in September 2017. The plant is expected to process about three million market hogs annually when operating a single shift.

(2)   Commodity Trading and Milling - Seaboard’s CT&M division owns, in whole or in part, grain-processing and related agribusiness operations in 20 countries that have the capacity to mill approximately 10,400 metric tons of wheat and maize per day, produce 7,800 metric tons of animal feed per day, and crush 2,500 metric tons of oilseeds per day. The grain-processing and related agribusiness operations located in Botswana, Brazil, Colombia, Democratic Republic of Congo, Ecuador, Gambia, Ghana, Guyana, Haiti, Jamaica, Kenya, Lesotho, Morocco, Mozambique, Nigeria, Peru, Republic of Congo, South Africa, Turkey, and Zambia own their facilities; and in Kenya, Lesotho, Morocco, Mozambique, Nigeria, Republic of Congo and Zambia, the land on which certain facilities are located is leased under long-term agreements. Certain foreign milling operations may operate at less than full capacity due to low demand, poor consumer purchasing power, excess milling capacity in their competitive environment or imported flour. The CT&M division has investments through non-consolidated affiliates in poultry businesses operating in Morocco, Kenya, Tanzania and Zambia and a bakery business in the Democratic Republic of Congo. Seaboard’s CT&M division owns three 18,900 metric ton deadweight dry bulk vessels and charters between 20 and 50 bulk vessels with deadweights ranging from 7,000 to 83,000 metric tons under short-term agreements. Also, the CT&M division charters four dry bulk vessels, each with a deadweight of 28,000 metric tons, which were originally purchased and then subsequently sold and leased-back. On January 5, 2018, the CT&M division completed the acquisition of Mimran, including three flour mills in Senegal and Ivory Coast having a combined capacity of approximately 2,750 metric tons a day, and a trading business located in Monaco that is expected to increase Seaboard’s annual grain trading volume by approximately 900,000 tons.

(3)   Marine - Seaboard’s Marine division leases approximately 267,000 square feet of off-port warehouse space and 92 acres of port terminal land and facilities in Miami, Florida, which are used in its containerized cargo operations. Seaboard’s Marine division also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling approximately 690,000 square feet for cargo storage. At December 31, 2017, the Marine division owned three ocean cargo vessels with deadweights ranging from 7,700 to 11,000 metric tons. In addition, this division chartered 20 vessels under contracts that range from approximately two months to three years with deadweights ranging from approximately 11,000 to 34,500 metric tons but has also entered into some longer-term charters up to eleven years. Seaboard’s Marine division owns or leases dry, refrigerated and specialized containers and other related equipment.

FORM 10-K

SEABOARD CORPORATION

(4)   Sugar - Seaboard’s Sugar division owns nearly 70,000 acres of planted sugarcane and a sugar mill with a current capacity to process approximately 250,000 metric tons of sugar and an alcohol distillery with a current capacity of approximately 27 million gallons of alcohol per year. This capacity is sufficient to process all of the cane harvested by this division and additional quantities purchased from third-party farmers in the region. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar and alcohol produced. The Sugar division also owns a 51 megawatt cogeneration power plant that supplies electricity to the Argentine power grid under a renewable energy contract with an Argentine state owned company.

(5)   Power - Seaboard’s Power division owns one power generating barge with capacity to generate approximately 108 megawatts of electricity that is secured on the Ozama River in Santo Domingo, Dominican Republic.

(6)   Turkey – Seaboard’s Turkey Segment has a total of four processing plants, two further processing plants and numerous company and third-party live production facilities and feed milling operations, all of which are located in North Carolina, Arkansas, Missouri and Kansas. These plants produce over one billion pounds of turkey each year.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In each of the four quarters of 2017, Seaboard declared and paid quarterly dividends of $1.50 per share of common stock. Seaboard’s Board of Directors intends that Seaboard will continue to pay quarterly dividends for the reasonably foreseeable future, with the amount of any dividends being dependent upon such factors as Seaboard’s financial condition, results of operations and current and anticipated cash needs, including capital requirements. As discussed in Note 7 to the consolidated financial statements included in Seaboard’s Annual Report to Stockholders and attached as Exhibit 13 (which discussion is incorporated herein by reference), Seaboard’s ability to declare and pay dividends is subject to limitations imposed by debt agreements described therein.  Seaboard did not declare a dividend during 2016 and 2015.  In December 2012, Seaboard declared and paid a dividend of $12.00 per share on the common stock. The amount of the dividend represented a prepayment of the 2013, 2014, 2015 and 2016 dividends.

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

FORM 10-K

SEABOARD CORPORATION

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the information under the caption “Derivative Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Derivative Instruments and Hedging Activities” within Note 1 and Note 8 of Seaboard’s consolidated financial statements of Seaboard’s Annual Report to Stockholders and attached as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of December 31, 2017, Seaboard’s management has evaluated, under the direction of its chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e). Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

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

FORM 10-K

SEABOARD CORPORATION

Change in Internal Control Over Financial Reporting –  There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information about the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K.

Seaboard has a Code of Ethics Policy (the “Code”) for directors, officers (including the chief executive officer, chief financial officer, chief accounting officer, and persons performing similar functions) and employees. Seaboard has posted the Code on its internet website, www.seaboardcorp.com, and intends to satisfy the disclosure requirement under Item 10 of Form 10-K regarding any future changes and waivers to the Code by posting such information on that website.

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions “Item 1: Election of Directors,” “Board of Directors Information – Committees of the Board – Audit Committee,” “Board of Directors Information – Director Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Seaboard’s definitive proxy statement for the 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2017 (“Proxy Statement”).

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
2.1+

Sale and Purchase Agreement between Mr. Jean-Claude Mimran, Mr. Robert Mimran, Mr. Patrick Mimran and the Minority Sellers and Seaboard Overseas Limited and Seaboard Corporation dated December 22, 2017. Exhibits and schedules identified in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

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

10.6*

Amendment No. 1 to the Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2009 and dated December 17, 2009. Incorporated herein by reference to Exhibit 10.25 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2009.

FORM 10-K

SEABOARD CORPORATION

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

10.10*

Seaboard Corporation Pension Plan as restated and amended effective as of January 1, 2017. Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2016.

10.11*

Seaboard Marine Ltd. 401(k) Excess Plan effective January 1, 2009 and dated December 18, 2009. Incorporated herein by reference to Exhibit 10.24 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2009.

10.12*	Seaboard Corporation Investment Option Plan dated December 18, 2000. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2000.

10.13*	Seaboard Corporation Executive Officers’ Bonus Policy (effective for 2005-2016). Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2005.

10.14*	Seaboard Corporation Executive Officers’ Bonus Policy (effective for 2017). Incorporated herein by reference to Exhibit 10.14 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2016.

10.15*	Seaboard Corporation Executive Incentive Plan effective January 1, 2017. Incorporated herein by reference to Exhibit 10.15 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2016.

10.16*

Employment Agreement between Seaboard Corporation and Steven J. Bresky dated December 21, 2012. Incorporated herein by reference to Exhibit 10.16 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2012.

10.17*

Amendment to Employment Agreement between Seaboard Corporation and Steven J. Bresky dated March 22, 2017. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended April 1, 2017.

10.18*

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

10.20*

Amendment to Employment Agreement between Seaboard Foods LLC and Terry J. Holton dated March 22, 2017. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended April 1, 2017.

10.21*

Employment Agreement between Seaboard Overseas and Trading Group and David M. Dannov dated December 21, 2012. Incorporated herein by reference to Exhibit 10.19 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2012.

10.22*

Amendment to Employment Agreement between Seaboard Overseas and Trading Group and David M. Dannov dated March 22, 2017. Incorporated herein by reference to Exhibit 10.3 of Seaboard’s Form 10-Q for the quarter ended April 1, 2017.

FORM 10-K

SEABOARD CORPORATION

10.23*

Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 21, 2012. Incorporated herein by reference to Exhibit 10.20 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2012.

10.24

Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated May 30, 2008. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 30, 2008.

10.25

Amendment No. 1 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated March 30, 2009. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.26

Amendment No. 2 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated July 31, 2013. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.27

Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods, LLC, and for certain limited purposes only, the members of Triumph Foods, LLC. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 8-K dated February 3, 2004.

10.28	Seaboard Triumph Foods, LLC Subscription Agreement dated May 13, 2015. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 13, 2015.

10.29

First Amendment to Seaboard Triumph Foods, LLC Subscription Agreement dated February 29, 2016. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended April 2, 2016.

10.30

Term Loan Credit Agreement dated December 4, 2015 by and among Seaboard Corporation, Seaboard Foods LLC, CoBank, ACB, Farm Credit Services of America, PCA and other lenders. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated December 9, 2015.

13+	Sections of 2017 Annual Report to Stockholders specifically incorporated herein by reference herein.

21+	List of subsidiaries.

31.1+	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Audited statements of Butterball, LLC as of December 31, 2017 and January 1, 2017.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Management contract or compensatory plan or arrangement.

+     Filed electronically herewith.

FORM 10-K

SEABOARD CORPORATION

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

SEABOARD CORPORATION
(Registrant)

By:	/s/ Steven J. Bresky
Steven J. Bresky, Chairman of the Board,
President and Chief Executive Officer

Date:	February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Steven J. Bresky	February 21, 2018	Chairman of the Board, President,
Steven J. Bresky		Chief Executive Officer and
Director (principal executive
officer)

/s/ Robert L. Steer	February 21, 2018	Executive Vice President,
Robert L. Steer		Chief Financial Officer
(principal financial officer)

/s/ Michael D. Trollinger	February 21, 2018	Vice President, Corporate
Michael D. Trollinger		Controller and Chief Accounting
Officer (principal accounting
officer)

/s/ David A. Adamsen	February 21, 2018	Director
David A. Adamsen

/s/ Douglas W. Baena	February 21, 2018	Director
Douglas W. Baena

/s/ Edward I. Shifman, Jr.	February 21, 2018	Director
Edward I. Shifman, Jr.

/s/ Paul M. Squires	February 21, 2018	Director
Paul M. Squires

Schedule II

SEABOARD CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In Millions)

	Balance at			Balance at
	beginning of year	Provision(1)	Net deductions(2)	end of year
Allowance for Doubtful Accounts:
Year Ended December 31, 2017	$14	16	(1)	$29
Year Ended December 31, 2016	$21	(1)	(6)	$14
Year Ended December 31, 2015	$12	13	(4)	$21

(1) During 2017, $12 million of the provision was charged to selling, general and administrative expenses, $2 million to income from affiliates related to reserves on convertible notes and $2 million to cost of sales related to a rebate reserve.

(2) Includes write-offs net of recoveries and currency translation adjustments.

	Balance at			Balance at
	beginning of year	Provision (1)	Net deductions	end of year
Allowance for Notes Receivable:
Year Ended December 31, 2017	$16	—	—	$16
Year Ended December 31, 2016	$—	16	—	$16

	Balance at	Charge (credit)	Balance at
	beginning of year	to expense	end of year
Allowance for Deferred Tax Assets:
Year Ended December 31, 2017	$58	1	$59
Year Ended December 31, 2016	$19	39	$58
Year Ended December 31, 2015	$21	(2)	$19

	Balance at	Credit	Balance at
	beginning of year	to expense	end of year
Reserve for LIFO Valuation:
Year Ended December 31, 2017	$21	10	$31
Year Ended December 31, 2016	$28	(7)	$21
Year Ended December 31, 2015	$37	(9)	$28

See accompanying report of independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Seaboard Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 21, 2018 appearing in the 2017 Annual Report of Seaboard Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of financial statement schedule II. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 21, 2018