Form 10-Q
period 2018-03-31
SEABOARD CORP /DE/
filed 2018-05-02
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on April 27, 2018.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,	April 1,
(Millions of dollars except share and per share amounts)	2018	2017
Net sales:
Products (includes affiliate sales of $306 and $259)	$1,291	$1,125
Services (includes affiliate sales of $2 and $2)	264	249
Other	24	25
Total net sales	1,579	1,399
Cost of sales and operating expenses:
Products	1,145	1,022
Services	240	219
Other	22	20
Total cost of sales and operating expenses	1,407	1,261
Gross income	172	138
Selling, general and administrative expenses	75	70
Operating income	97	68
Other income (expense):
Interest expense	(8)	(3)
Interest income	2	2
Interest income from affiliates	1	6
Income (loss) from affiliates	(6)	1
Other investment income (loss), net	(37)	37
Foreign currency gains, net	4	3
Miscellaneous, net	1	(2)
Total other income (loss), net	(43)	44
Earnings before income taxes	54	112
Income tax expense	(22)	(28)
Net earnings	$32	$84
Less: Net loss attributable to noncontrolling interests	—	1
Net earnings attributable to Seaboard	$32	$85

Earnings per common share	$26.75	$71.84

Other comprehensive income (loss), net of income tax expense of $0 and $(1):
Foreign currency translation adjustment	(10)	(2)
Unrealized gain on investments	—	1
Unrecognized pension cost	1	1
Other comprehensive loss, net of tax	$(9)	$—
Comprehensive income	23	84
Less: Comprehensive loss attributable to noncontrolling interests	—	1
Comprehensive income attributable to Seaboard	$23	$85

Average number of shares outstanding	1,170,550	1,170,550

Dividends declared per common share	$1.50	$1.50

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(Millions of dollars except share and per share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$100	$116
Short-term investments	1,264	1,576
Receivables, net	608	482
Inventories	797	780
Other current assets	134	174
Total current assets	2,903	3,128
Net property, plant and equipment	1,126	1,077
Investments in and advances to affiliates	866	851
Other non-current assets	360	105
Total assets	$5,255	$5,161
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$198	$162
Current maturities of long-term debt	23	53
Accounts payable	221	272
Deferred revenue	75	81
Other current liabilities	270	250
Total current liabilities	787	818
Long-term debt, less current maturities	522	482
Deferred income taxes	150	112
Long-term income tax liability	111	111
Other liabilities	252	230
Total non-current liabilities	1,035	935
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,170,550 shares	1	1
Accumulated other comprehensive loss	(370)	(354)
Retained earnings	3,787	3,750
Total Seaboard stockholders’ equity	3,418	3,397
Noncontrolling interests	15	11
Total equity	3,433	3,408
Total liabilities and stockholders’ equity	$5,255	$5,161

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Cash flows from operating activities:
Net earnings	$32	$84
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	32	27
Deferred income taxes	7	10
Loss (income) from affiliates	6	(1)
Dividends received from affiliates	2	12
Other investment loss (income), net	37	(37)
Other, net	(1)	(2)
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	(88)	29
Inventories	2	(78)
Other current assets	42	(2)
Current liabilities, exclusive of debt	(67)	(53)
Other, net	4	5
Net cash from operating activities	8	(6)
Cash flows from investing activities:
Purchase of short-term investments	(254)	(191)
Proceeds from the sale of short-term investments	537	198
Proceeds from the maturity of short-term investments	9	25
Capital expenditures	(36)	(36)
Cash paid for acquisition of businesses	(270)	(14)
Investments in and advances to affiliates, net	(17)	(25)
Principal payments received on notes receivable from affiliates	4	—
Purchase of long-term investments	(3)	(2)
Other, net	1	—
Net cash from investing activities	(29)	(45)
Cash flows from financing activities:
Notes payable to banks, net	39	21
Proceeds from long-term debt	—	5
Principal payments of long-term debt	(32)	(5)
Dividends paid	(2)	(2)
Net cash from financing activities	5	19
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Net change in cash and cash equivalents	(16)	(34)
Cash and cash equivalents at beginning of year	116	77
Cash and cash equivalents at end of period	$100	$43

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (“Seaboard”). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard’s investments in non-consolidated affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2017 as filed in its annual report on Form 10-K. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard’s year-end is December 31.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Except for new guidance adopted prospectively as discussed below, Seaboard has consistently applied all accounting policies as disclosed in the annual report on Form 10-K to all periods presented in these condensed consolidated financial statements. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year. As Seaboard conducts its commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, gross margin on non-consolidated affiliates cannot be clearly distinguished without making numerous assumptions primarily with respect to mark-to-market accounting for commodity derivatives.

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

Supplemental Non-Cash Transaction

In conjunction with the January 2018 acquisition discussed further in Note 10, Seaboard incurred debt consisting of a $46 million note payable and contingent consideration estimated at $14 million at the time of acquisition.

Recently Issued Accounting Standards Adopted

On January 1, 2018, Seaboard adopted guidance that developed a single, comprehensive revenue recognition model for all contracts with customers using the cumulative effect transition method. The adjustment to opening retained earnings, which only included the impact of contracts that were not completed at the date of adoption, was less than $1 million. All of Seaboard’s equity method investments must adopt the new standard by December 31, 2019. See Note 2 for additional details on the impact of adopting this new accounting standard.

On January 1, 2018, Seaboard adopted guidance that requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component is eligible for capitalization in inventory. The other components of net periodic benefit cost are presented outside of operating income and are not capitalizable. Effective in the first quarter of 2018, $2 million of net periodic benefit cost for the three month period of 2017 was reclassified from selling, general and administrative expenses to miscellaneous, net below operating income. Seaboard elected to apply the practical expedient to estimate amounts for comparative periods.

On January 1, 2018, Seaboard adopted guidance that eliminated cost method accounting and requires measuring equity investments, other than those accounted for using the equity method of accounting, at fair value and recognizing fair value changes in net income if a readily determinable fair value exists. On January 1, 2018, $7 million of accumulated other comprehensive loss was reclassified to retained earnings by means of a cumulative effect adjustment, and all future gains/losses on these equity investments is reflected in other investment income (loss), net. As of January 1, 2018,

Seaboard had minimal investments without readily determinable fair values, which will be recorded at cost, less impairment, and plus or minus subsequent adjustments for observable price changes.

Recently Issued Accounting Standard Not Yet Adopted

In February 2016, the FASB issued guidance that a lessee should record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The recognition, measurement, and presentation of expenses and cash flows arising from a financing lease have not significantly changed from the previous guidance. For operating leases, a lessee is required to: (1) recognize a ROU asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. Seaboard will adopt this guidance on January 1, 2019, for all consolidated subsidiaries and elect to apply all practical expedients, including any optional transition relief that permits the recognition and measurement of leases at the date of adoption. Therefore, Seaboard will not restate comparative period financial information for the effects of this accounting standard. While Seaboard continues its process of assessing its leases and evaluating the effect this guidance will have on its consolidated financial statements, Seaboard expects the adoption will have a material increase in assets and liabilities on the consolidated balance sheets due to the recording of ROU assets and corresponding lease liabilities. See Note 10 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2017, for information about Seaboard’s lease obligations.

Note 2 – Revenue Recognition

Seaboard recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to receive in exchange for those goods or services. A performance obligation, the unit of account in Topic 606 Revenue from Contracts with Customers (“Topic 606”), is a promise in a contract to transfer a distinct good or service to the customer. The majority of Seaboard’s revenue arrangements consist of a single performance obligation as the promise to transfer the individual product or service is not separately identifiable from other promises in the contracts, including shipping and handling and customary storage, and, therefore, not distinct. Seaboard’s transaction prices are mostly fixed, but occasionally include minimal variable consideration for early payment, volume and other similar discounts, which are highly probable based on the history with the respective customers. Taxes assessed by a governmental authority that are collected by Seaboard from a customer are excluded from sales.

Seaboard has multiple segments with diverse revenue streams. For additional information on Seaboard’s segments, see Note 10. The following table presents Seaboard’s sales disaggregated by revenue source and segment for the three month period ended March 31, 2018.

(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$361	$781	$—	$50	$—	$4	$1,196
Transportation	4	—	249	—	—	—	253
Energy	93	—	—	1	23	—	117
Other	8	5	—	—	—	—	13
Segment/Consolidated Totals	$466	$786	$249	$51	$23	$4	$1,579

Revenue from goods and services transferred to customers at a single point in time accounted for approximately 85% of Seaboard’s net sales for the three month period of 2018. Substantially all of the sales in Seaboard’s Marine segment are recognized ratably over the transit time for each voyage as Seaboard believes this is a faithful depiction of the performance obligation to its customers.

Almost all of Seaboard’s contracts with its customers are short-term, defined as less than one year. As of March 31, 2018, Seaboard had $17 million of remaining performance obligations that extend beyond one year, of which 33% is expected to be recognized as net sales in 2018, an additional 33% in 2019, and the remaining balance thereafter. Seaboard elected to use all practical expedients and therefore will not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which it has the right to invoice for services performed. Also, Seaboard will recognize a financing component only on obligations that extend longer than one year.

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The Commodity Trading and Milling (“CT&M”) segment, which operates internationally with sales in Africa and South America, requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a ship is on the water and has not arrived at the designated port. The Pork segment has a marketing agreement with Triumph Foods, LLC, of which certain fees paid at commencement are recognized over the term of the agreement. Deferred revenue balances are reduced when revenue is recognized. Revenue recognized for the three month period of 2018 that was included in the deferred revenue balance at the beginning of the year was $68 million.

The primary impact of adopting the new guidance was the acceleration of revenue related to sales in Seaboard’s CT&M segment that previously had not been recognized as a fixed and determinable price was not established at the time of sale. Under the new guidance, revenue is recognized when control is transferred, and adjustments are made to revenue for pending sale prices dependent upon market fluctuations, further processing, or other factors until sales prices are finalized. The following tables summarize the impacts of adoption on Seaboard’s condensed consolidated financial statements as of and for the three month period ended March 31, 2018.

Consolidated Statement of Comprehensive Income
	Balances without
(Millions of dollars)	adoption of Topic 606	Adjustments	As reported
Total net sales	$1,575	$4	$1,579
Total cost of sales and operating expenses	$1,404	$3	$1,407

Consolidated Balance Sheet
	Balances without
(Millions of dollars)	adoption of Topic 606	Adjustments	As reported
Receivables, net	$599	$9	$608
Inventories	$813	$(16)	$797
Deferred revenue	$82	$(7)	$75

Consolidated Statement of Cash Flows
	Balances without
(Millions of dollars)	adoption of Topic 606	Adjustments	As reported
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	$(79)	$(9)	$(88)
Inventories	$(14)	$16	$2
Current liabilities, exclusive of debt	$(60)	$(7)	$(67)

Note 3 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities held at March 31, 2018 and December 31, 2017.

	March 31,	December 31,
(Millions of dollars)	2018	2017
Domestic equity securities	$744	$752
Foreign equity securities	320	319
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	135	439
Collateralized loan obligations	28	29
High yield securities	21	21
Money market funds held in trading accounts	8	10
Other trading securities	8	6
Total trading short-term investments	$1,264	$1,576

Seaboard had $111 million of equity securities denominated in foreign currencies at March 31, 2018, with $47 million in euros, $24 million in Japanese yen, $19 million in British pounds, $6 million in Swiss francs and the remaining $15 million in various other currencies. At December 31, 2017, Seaboard had $114 million of equity securities denominated in foreign currencies, with $48 million in euros, $25 million in Japanese yen, $20 million in British pounds, $6 million in Swiss francs and the remaining $15 million in various other currencies. Also, money market funds included less than $1 million denominated in various foreign currencies at March 31, 2018 and December 31, 2017.

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $(22) million and $38 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the condensed consolidated balance sheets. See Note 6 to the condensed consolidated financial statements for information on the types of trading securities held related to the deferred compensation plans.

Note 4 – Inventories

The following is a summary of inventories at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(Millions of dollars)	2018	2017
At lower of LIFO cost or market:
Live hogs and materials	$332	$313
Fresh pork and materials	36	28
	368	341
LIFO adjustment	(34)	(31)
Total inventories at lower of LIFO cost or market	334	310
At lower of FIFO cost and net realizable value:
Grains, oilseeds and other commodities	209	253
Sugar produced and in process	39	38
Other	76	90
Total inventories at lower of FIFO cost and net realizable value	324	381
Grain, flour and feed at lower of weighted average cost and net realizable value	139	89
Total inventories	$797	$780

Note 5 – Income Taxes

Pursuant to the measurement period permitted in the Securities and Exchange Commission’s Staff Accounting Bulletin 118 for the Tax Cuts and Jobs Act (“2017 Tax Act”), Seaboard had no material updates to its provisional tax impacts related to mandatory deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. The ultimate impact may differ, possibly materially, from Seaboard’s provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions Seaboard has made, additional regulatory guidance that may be issued, and actions Seaboard may take as a result of the 2017 Tax Act. The accounting is expected to be complete during the fourth quarter of 2018 when the 2017 U.S. corporate income tax return is filed. Seaboard’s projected annual income tax rate for the first quarter of 2018 includes less than $1 million of anticipated tax expense associated with the global intangible low-taxed income (“GILTI”) provision and no anticipated tax expense associated with the base-erosion and anti-abuse tax (“BEAT”) provision.

During the first quarter of 2018, Seaboard elected to change the tax status of a wholly owned subsidiary from a partnership to a corporation. This change in tax status resulted in an estimated $22 million of additional tax expense and additional deferred tax liabilities that Seaboard recognized in the condensed consolidated financial statements for the period ended March 31, 2018.

In February 2018, Congress retroactively extended the Federal blender’s credits for 2017. In accordance with U.S. GAAP, the effects of changes in tax laws, including retroactive changes, are recognized in the financial statements in the period that the changes are enacted.  Accordingly, in the first quarter of 2018, a one-time tax benefit of $4 million related to the 2017 Federal blender’s credits was recorded in income tax expense. In addition to this amount, Seaboard recognized $42 million of Federal blender’s credits as non-taxable revenue in the first quarter of 2018. See Note 10 for further discussion on the Federal blender’s credits.

Note 6 – Derivatives and Fair Value of Financial Instruments

Seaboard uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad levels:

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and also the level within the fair value hierarchy used to measure each category of assets and liabilities. Seaboard determines if there are any transfers between levels at the end of a reporting period. There were no transfers between levels that occurred in the first three months of 2018. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	March 31,
(Millions of dollars)	2018	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$744	$744	$—	$—
Foreign equity securities	320	320	—	—
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	135	111	24	—
Collateralized loan obligations	28	—	28	—
High yield securities	21	21	—	—
Money market funds held in trading accounts	8	8	—	—
Other trading securities	8	5	3	—
Trading securities – other current assets:
Domestic equity securities	34	34	—	—
Money market fund held in trading accounts	5	5	—	—
Foreign equity securities	4	4	—	—
Fixed income securities	3	3	—	—
Derivatives:
Commodities (1)	5	5	—	—
Total Assets	$1,315	$1,260	$55	$—
Liabilities:
Derivatives:
Commodities (1)	$11	$11	$—	$—
Foreign currencies	1	—	1	—
Total Liabilities	$12	$11	$1	$—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of March 31, 2018, the commodity derivatives had a margin account balance of $23 million resulting in a net other current asset in the condensed consolidated balance sheet of $17 million.

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and also the level within the fair value hierarchy used to measure each category of assets and liabilities.

	Balance
	December 31,
(Millions of dollars)	2017	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$752	$752	$—	$—
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	439	438	1	—
Foreign equity securities	319	319	—	—
Collateralized loan obligations	29	—	29	—
High yield securities	21	21	—	—
Money market funds held in trading accounts	10	10	—	—
Other trading securities	6	6	—	—
Trading securities – other current assets:
Domestic equity securities	35	35	—	—
Money market fund held in trading accounts	5	5	—	—
Foreign equity securities	4	4	—	—
Fixed income securities	2	2	—	—
Derivatives:
Commodities (1)	4	4	—	—
Foreign currencies	3	—	3	—
Total Assets	$1,629	$1,596	$33	$—
Liabilities:
Derivatives:
Commodities (1)	$6	$6	$—	$—
Foreign currencies	6	—	6	—
Total Liabilities	$12	$6	$6	$—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2017, the commodity derivatives had a margin account balance of $20 million resulting in a net other current asset in the condensed consolidated balance sheet of $18 million.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is variable-rate, its carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value in its condensed consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy. The fair value of Seaboard’s contingent consideration recorded in conjunction with the acquisition discussed further in Note 10 was classified as a level 3 in the fair value hierarchy as the calculation is dependent upon a company specific model.

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. As the derivatives discussed below are not accounted for as hedges, fluctuations in the related commodity prices, foreign currency exchange rates and equity prices could have a material impact on earnings in any given period. Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2017.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At March 31, 2018, Seaboard had open net derivative contracts to purchase 91 million pounds of soybean oil, 30 million bushels of grain and 26 million pounds of hogs, and open net derivative contracts to sell 17 million gallons of heating oil. At December 31, 2017, Seaboard had open net derivative contracts to purchase 29 million bushels of grain and 1 million pounds of soybean oil, and open net derivative contracts to sell 13 million pounds of hogs and 7 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains, net in the condensed consolidated statements of comprehensive income. At March 31, 2018 and December 31, 2017, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $70 million and $20 million, respectively, primarily related to the South African rand, Canadian dollar and euro.

Equity Future Contracts

Seaboard enters into equity future contracts to manage the equity price risk with respect to certain short-term investments. Equity future contracts are recorded at fair value with changes in value marked-to-market as a component of other investment income (loss) in the condensed consolidated statements of comprehensive income. The notional amounts of these equity future contracts were $371 million and $0 million at March 31, 2018 and December 31, 2017, respectively.

Counterparty Credit Risk

From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements should the counterparties fail to perform according to the terms of the contracts. As of March 31, 2018, Seaboard had a maximum amount of loss due to credit risk of less than $1 million with two counterparties related to foreign currency exchange agreements. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income.

		Three Months Ended
		March 31,	April 1,
(Millions of dollars)		2018	2017
Commodities	Cost of sales	$9	$2
Foreign currencies	Cost of sales	(6)	(5)
Equity	Other investment income (loss), net	(10)	—

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets.

		Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
(Millions of dollars)		2018	2017		2018	2017
Commodities (1)	Other current assets	$5	$4	Other current liabilities	$11	$6
Foreign currencies	Other current assets	—	3	Other current liabilities	1	6
Equity (1)		—	—	Short-term investments	1	—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of March 31, 2018 and December 31, 2017, the commodity derivatives had a margin account balance of $23 million and $20 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $17 million and $18 million, respectively. Seaboard’s equity derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 7 – Employee Benefits

Seaboard has a defined benefit pension plan for its domestic salaried and clerical employees. At this time, no contributions are expected to be made to the plan in 2018. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

Of the total net periodic benefit cost presented in the table below, the service cost component is recorded in either cost of sales or selling, general and administrative expenses depending upon the employee. The other components of net periodic benefit cost are recorded in miscellaneous, net in the condensed consolidated statements of comprehensive income.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Components of net periodic benefit cost:
Service cost	$3	$2
Interest cost	3	3
Expected return on plan assets	(3)	(2)
Amortization and other	1	1
Net periodic benefit cost	$4	$4

Note 8 – Notes Payable, Long-term Debt, Commitments and Contingencies

Notes Payable

Notes payable outstanding under uncommitted and committed credit lines was $198 million at March 31, 2018, of which $136 million was related to foreign subsidiaries, with $75 million denominated in South African rand, $33 million denominated in Argentine pesos and $9 million denominated in Zambian kwacha. The weighted average interest rate for outstanding notes payable was 9.57% and 10.48% at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, Seaboard had uncommitted credit lines totaling $568 million, of which $483 million related to foreign subsidiaries. The notes payable under the uncommitted credit lines are unsecured and do not require compensating balances. Also, Seaboard has a $100 million committed credit line secured by certain short-term investments, and $30 million was outstanding as of March 31, 2018. Seaboard’s borrowing capacity under its uncommitted and committed lines was reduced by $198 million drawn under the committed and uncommitted lines and letters of credit totaling $23 million as of March 31, 2018.

Long-term Debt

The following is a summary of long-term debt:

	March 31,	December 31,
(Millions of dollars)	2018	2017
Term Loan due 2022	$481	$484
Foreign subsidiary obligations due 2018 through 2023	65	52
Total long-term debt at face value	546	536
Current maturities of long-term debt and unamortized discount	(24)	(54)
Long-term debt, less current maturities and unamortized discount	$522	$482

The interest rate on the Term Loan due 2022 was 3.50% and 3.20% at March 31, 2018 and December 31, 2017, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 7.43% and 21.80% at March 31, 2018 and December 31, 2017, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of March 31, 2018.

In conjunction with the acquisition discussed in Note 10, Seaboard incurred a euro denominated note payable due to the sellers valued at $48 million at March 31, 2018. This foreign subsidiary obligation bears interest at an annual rate of 3.25%, with interest due annually on the anniversary date, until maturity on January 5, 2021. The discounted value of the note payable will be accreted to the face value over the term and recorded as additional interest expense.

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

On September 19, 2012, the U.S. Immigration and Customs Enforcement (“ICE”) executed three search warrants authorizing the seizure of certain records from Seaboard’s offices in Merriam, Kansas and at the Seaboard Foods LLC employment office and the human resources department in Guymon, Oklahoma. The warrants generally called for the seizure of employment-related files, certain e-mails and other electronic records relating to Medicaid and Medicaid recipients, certain health care providers in the Guymon area, and Seaboard’s health plan and certain personnel issues. The U.S. Attorney’s Office for the Western District of Oklahoma (“USAO”), which has been leading the investigation, previously advised Seaboard that it intended to close its investigation and that no charges would be brought against Seaboard. However, discussions continue with the USAO, ICE and the Oklahoma Attorney General's office regarding the matter, including the possibility of a settlement. No proceedings have been filed or brought as of the date of this report. It is not possible at this time to determine whether a settlement will be reached or whether Seaboard will incur any material fines, penalties or liabilities in connection with this matter.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. In the opinion of management, the ultimate resolution of these items is not expected to have a material adverse effect on the condensed consolidated financial statements of Seaboard.

Contingent Obligations

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of March 31, 2018, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote. See Notes Payable above for discussion of letters of credit.

Note 9 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place that was approved by its Board of Directors and is in effect through October 31, 2019. As of March 31, 2018, the authorized amount of repurchase under the share repurchase program remained at $100 million. Seaboard did not repurchase any shares of common stock for the three months ended March 31, 2018. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations, and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

The changes in the components of other comprehensive loss, net of related taxes, are as follows:

	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Foreign currency translation adjustment	$(10)	$(2)
Unrealized gain on investments (1)	—	1
Unrecognized pension cost (2)	1	1
Other comprehensive loss, net of tax	$(9)	$—

(1)

Effective January 1, 2018, upon adoption of new guidance, all unrealized gains (losses) on investments are included in the condensed consolidated statement of comprehensive income. The accumulated other comprehensive income balance as of December 31, 2017, was reclassified to retained earnings on January 1, 2018.

(2)

This primarily represents the amortization of actuarial losses that were included in net periodic benefit cost and was recorded in operating income. See Note 7 to the condensed consolidated financial statements for further discussion.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	March 31,	December 31,
(Millions of dollars)	2018	2017
Cumulative foreign currency translation adjustment	$(307)	$(297)
Unrealized gain on investments (1)	—	7
Unrecognized pension cost	(63)	(64)
Total accumulated other comprehensive loss	$(370)	$(354)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. During the first quarter of 2018, Seaboard recognized $11 million of other comprehensive loss related to the devaluation of the Argentine peso. At March 31, 2018, the Sugar segment had $91 million in net assets denominated in Argentine pesos and $1 million in net liabilities denominated in U.S. dollars. Management cannot predict the volatility in the currency exchange rate.

For the three month period ended March 31, 2018, less than $1 million of income taxes for foreign currency translation was recorded because substantially all of the cumulative translation adjustment related to foreign subsidiaries for which no tax benefit was recorded.  See Note 5 for discussion of the election to change the tax status of a wholly owned subsidiary from a partnership to a corporation.  At April 1, 2017, income taxes for the cumulative foreign currency translation adjustment was recorded using a 35% effective tax rate except for $90 million related to certain subsidiaries for which no tax benefit was recorded. At March 31, 2018 and April 1, 2017, income taxes for the cumulative unrecognized pension cost were recorded using a 26% and 39%, respectively, effective tax rate except for unrecognized pension cost of $21 million and $19 million, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 10  – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar, Power and Turkey, each offering a specific product or service. For details on the respective product or services, refer to Note 13 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2017. Below are segment updates from year-end.

In February 2018, Congress retroactively extended the Federal blender’s credits for 2017 which resulted in Seaboard’s Pork segment recognizing approximately $42 million of revenue in the first quarter of 2018 for the biodiesel it blends. There was no tax expense on this transaction.

On January 5, 2018, Seaboard’s CT&M segment acquired substantially all of the outstanding common shares of Borisniak Corp., Societe Les Grands Moulins d’Abidjan, Les Grands Moulins de Dakar, Eurafrique, and Societe Mediterraneenne de Transport, collectively operating as Groupe Mimran (“Mimran”). Mimran operates three flour mills and an associated grain trading business located in Senegal, Ivory Coast and Monaco. This acquisition is expected to increase Seaboard’s flour and feed milling capacity and annual grain trading volume.

The total purchase price for this acquisition is subject to a working capital adjustment and, based on the acquisition date fair values and using the exchange rate in effect at the time of acquisition, was $330 million consisting of:

(Millions of U.S. dollars)	Fair Value
Cash payment, net of $64 million of cash acquired	$270
Euro denominated note payable due 2021, 3.25% interest	46
Contingent consideration	14
Total fair value of consideration at acquisition date	$330

See Note 8 for further description of the note payable. The fair value of the contingent consideration, classified in other non-current liabilities on the condensed consolidated balance sheet, is dependent on the probability of Mimran achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. The contingent consideration ranges between zero and $48 million payable between five and eight years following the closing, at the discretion of the seller.

Seaboard is in the process of obtaining a third-party valuation of the tangible and intangible assets and therefore the initial allocation of the purchase price is subject to refinement. The purchase was recorded at fair value and preliminarily allocated as follows:

(Millions of dollars)	Fair Value
Current assets	$84
Property, plant and equipment	57
Intangible assets	100
Goodwill	161
Other long-term assets	4
Total fair value of assets acquired	406
Current liabilities	(38)
Other long-term liabilities	(34)
Total fair value of liabilities assumed	(72)
Less: Noncontrolling interest	(4)
Net fair value of assets acquired	$330

The intangible assets include $28 million allocated to trade names, amortizable over 7-9 years, and $72 million allocated to customer relationships, amortizable over 7-11 years. Goodwill represents Mimran’s market presence and an experienced workforce. The intangible assets and goodwill are not deductible for income tax purposes.

Certain Mimran entities acquired will be accounted for on a three-month lag and sales, and net earnings from these entities’ operations will be reflected in the second quarter of 2018 results. Net sales of $44 million and net income of $5 million, for Mimran entities not on a lag, were recognized in Seaboard’s condensed consolidated financial statements from the date of acquisition. Acquisition costs, incurred primarily in 2017, of $1 million were expensed in selling, general and administrative expenses.

The following unaudited pro forma information presents the combined consolidated financial results for Seaboard as if the acquisition had been completed at January 1, 2017.

	Three months ended
	March 31,	April 1,
(Millions of dollars except per share amounts)	2018	2017
Net sales	$1,639	$1,463
Net earnings	$36	$91
Earnings per common share	$30.46	$76.78

Also during the first quarter of 2018, Seaboard’s CT&M segment invested total consideration of $18 million for a 50% noncontrolling interest in a grain trading and flour milling business in Mauritania. The investment amount is subject to change dependent upon resolution of certain contingencies. The investment will be accounted for using the equity method of accounting and reported on a three-month lag. Seaboard’s first proportionate share of income (loss) from affiliates will be recognized in the second quarter of 2018.

The CT&M segment has a 50% noncontrolling interest in a bakery located in the DRC. Seaboard’s investment balance is zero. As part of its original investment, Seaboard has an interest bearing long-term note receivable from this affiliate that had a principal and interest balance of approximately $13 million and $15 million at March 31, 2018 and December 31, 2017, all classified as long-term in other non-current assets given uncertainty of the timing of payments in the future. The note receivable is 50% guaranteed by the other shareholder in the entity. Beginning with the third quarter of 2017, Seaboard has recorded this entity’s current period losses against the note receivable and the losses were $2 million for the first quarter of 2018. If the future long-term cash flows of this bakery do not improve, more of the recorded value of the note receivable from affiliate could be deemed uncollectible in the future, which could result in a further charge to earnings.

The Marine segment has a 36% noncontrolling interest in a holding company that owns a Caribbean start-up terminal operation. During the first quarter of 2017, the holding company’s terminal operations encountered the loss of a customer and defaulted on certain third-party debt obligations. In addition, third-party engineering studies identified significant unexpected construction modifications needed for the terminal operation. As a result, Seaboard evaluated its investment in affiliate and receivables for impairment and recorded a $5 million charge on its investment, a $1 million charge on its convertible note receivable and a $3 million allowance on its affiliate receivables. The holding company is investigating various strategic alternatives, such as additional capital calls, restructuring of the third-party debt and restructuring of the affiliate equity and receivables, which includes the deferral of all affiliated receivable payments until such future time as cash flow is sufficient to pay all third-party debt. If future long-term cash flows do not improve, there is a possibility that there could be additional charges.

In March 2017, the Power segment was notified by the Ministry of Environment and Natural Resources (the “Ministry”), a division within the Dominican Republic government, that it would not renew the environmental license for Seaboard’s power plant on a barge located in the Ozama River, which would have required Seaboard to find a new location by the third quarter of 2018. However, during the first quarter of 2018, the Ministry renewed Seaboard’s environmental license to operate the power plant in its current location through 2020.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of March 31, 2018 and December 31, 2017, Butterball had total assets of $1,061 million and $999 million, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Net sales	$321	$350
Operating income	$2	$10
Net income	$2	$5

The following tables set forth specific financial information about each segment as reviewed by Seaboard’s management. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income, along with income or loss from affiliates for the Pork, CT&M and Turkey segments, is used as the measure of evaluating segment performance because management does not consider interest, other investment income (loss) and income tax expense on a segment basis.

Sales to External Customers:	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Pork	$466	$370
Commodity Trading and Milling	786	727
Marine	249	234
Sugar	51	40
Power	23	24
All Other	4	4
Segment/Consolidated Totals	$1,579	$1,399

Operating Income (Loss):	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Pork	$92	$50
Commodity Trading and Milling	11	17
Marine	(4)	3
Sugar	2	3
Power	—	2
All Other	—	—
Segment Totals	101	75
Corporate	(4)	(7)
Consolidated Totals	$97	$68

Income (Loss) from Affiliates:	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Pork	$(7)	$—
Commodity Trading and Milling	(2)	4
Marine	—	(6)
Sugar	—	—
Power	2	—
Turkey	1	3
Segment/Consolidated Totals	$(6)	$1

Total Assets:	March 31,	December 31,
(Millions of dollars)	2018	2017
Pork	$1,386	$1,309
Commodity Trading and Milling	1,431	964
Marine	347	376
Sugar	175	197
Power	190	188
Turkey	311	315
All Other	6	4
Segment Totals	3,846	3,353
Corporate	1,409	1,808
Consolidated Totals	$5,255	$5,161

Investments in and Advances to Affiliates:	March 31,	December 31,
(Millions of dollars)	2018	2017
Pork	$224	$231
Commodity Trading and Milling	259	240
Marine	29	28
Sugar	4	4
Power	39	38
Turkey	311	310
Segment/Consolidated Totals	$866	$851

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of March 31, 2018 decreased $328 million to $1,364 million from December 31, 2017. The decrease was primarily the result of a business acquisition discussed below. Cash from operating activities increased $14 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of higher cash from net earnings, partially offset by decreased cash from working capital, primarily receivables.

Capital Expenditures, Acquisitions and Other Investing Activities

During the three months ended March 31, 2018, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $36 million in property, plant and equipment, of which $25 million was in the Pork segment, $5 million in the Commodity Trading and Milling (“CT&M”) segment, $5 million in the Marine segment and the remaining amount in other segments. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment and additional hog finishing barns. All other capital expenditures were primarily of a normal recurring nature and primarily included replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2018, management has budgeted capital expenditures totaling $202 million. The Pork segment plans to spend $81 million primarily for improvements to existing facilities and related equipment and additional hog finishing barns. The CT&M segment plans to spend $36 million primarily for milling assets and other improvements to existing facilities and related equipment. The Marine segment plans to spend $58 million primarily for additional cargo carrying and handling equipment and port improvements. The Sugar segment plans to spend $25 million primarily for increasing milling capacity and improving logistics infrastructure. The balance of $2 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

During the first quarter of 2018, Seaboard’s CT&M segment acquired three flour mills and an associated grain trading business located in Senegal, Ivory Coast and Monaco for total consideration of $330 million, net of cash acquired. The acquisition was primarily funded using proceeds from Seaboard’s short-term investments and the incurrence of a note payable to the sellers. With this business, the CT&M segment expects to increase Seaboard’s flour and feed milling capacity and annual grain trading volumes. Also during the first quarter, Seaboard’s CT&M segment invested total consideration of $18 million for a 50% noncontrolling interest in a grain trading and flour milling business in Mauritania. See Note 10 to the condensed consolidated financial statements for further information on this purchase and investment.

Financing Activities and Debt

As of March 31, 2018, Seaboard had short-term uncommitted lines of credit totaling $568 million and a committed line of credit totaling $100 million. Borrowings under the committed and uncommitted lines of credit totaled $198 million, of which $136 million related to foreign subsidiaries. There was $30 million and $168 million borrowed under the committed and uncommitted lines of credit, respectively, as of March 31, 2018. Seaboard’s borrowing capacity under its uncommitted lines was further reduced by letters of credit totaling $23 million.

As of March 31, 2018, Seaboard had an unsecured term loan, which matures in 2022, with a balance of $481 million and $65 million of foreign subsidiary debt, primarily denominated in euros and Argentine pesos. Seaboard was in compliance with all restrictive covenants related to these loans and facilities as of March 31, 2018. See Note 8 to the condensed consolidated financial statements for current debt balances and for a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates or third parties who provide services for Seaboard.

As of March 31, 2018, Seaboard had cash and short-term investments of $1,364 million and additional total net working capital of $752 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2018. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of March 31, 2018, $211 million of the $1,364 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries, and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for

Seaboard’s operations in the United States (“U.S.”). However, Seaboard’s intent is to permanently reinvest foreign profits, including all cash and short-term investments, outside the U.S., and current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations.

RESULTS OF OPERATIONS

Net sales for the three month period of 2018 increased $180 million over the same period in 2017. The increase was primarily the result of the Federal blender’s credits, higher sales of market hogs in the Pork segment and higher volume of sales in the CT&M segment.

Operating income increased $29 million for the three month period of 2018 compared to the same period in 2017. The increase primarily reflected the Federal blender’s credits in the Pork segment, partially offset by lower margins in the CT&M and Marine segments.

Pork Segment

	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Net sales	$466	$370
Operating income	$92	$50
Income (loss) from affiliates	$(7)	$—

Net sales for the Pork segment increased $96 million for the three month period of 2018 compared to the same period in 2017. The increase was primarily the result of the receipt of the Federal blender’s credits of $42 million recorded as revenue and higher sales of market hogs to third-parties and affiliates. See Note 10 to the condensed consolidated financial statements for further discussion of the Federal blender’s credits.

Operating income for the Pork segment increased $42 million for the three month period of 2018 compared to the same period in 2017. The increase was primarily the result of the Federal blender’s credits of $42 million as discussed above. Seaboard sells pork to international customers, including China, and recent incremental tariffs may negatively impact future sales prices. Management is unable to predict future market prices for pork products, the cost of feed or cost of third-party hogs. However, management anticipates positive operating income for this segment for the remainder of 2018.

Income from affiliates decreased $7 million for the three month period of 2018 compared to the same period in 2017, primarily due to the start-up of Seaboard Triumph Foods, LLC operations, which began in September 2017.

Commodity Trading and Milling Segment

	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Net sales	$786	$727
Operating income as reported	$11	$17
Mark-to-market gains	(6)	(4)
Operating income excluding mark-to-market adjustments	$5	$13
Income (loss) from affiliates	$(2)	$4

Net sales for the CT&M segment increased $59 million for the three month period of 2018 compared to the same period in 2017. The increase primarily reflected higher volume of third-party and affiliate sales, partially offset by lower third-party sales prices.

Operating income for this segment decreased $6 million for the three month period of 2018 compared to the same period in 2017. The decrease for the three month period primarily reflected lower margins on affiliate and third-party sales, primarily on corn and rice commodities and higher selling, general and administrative costs. The decrease was partially offset by fluctuations of $2 million of mark-to-market derivative contracts as discussed below.

Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, and the current volatility in the commodity markets, management is unable to predict future sales and operating results for this segment. However, management anticipates positive operating income for this segment for the remainder of 2018, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $6 million and $4 million for the three month periods of 2018 and 2017, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2018. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Net sales	$249	$234
Operating income (loss)	$(4)	$3
Loss from affiliates	$—	$(6)

Net sales for the Marine segment increased $15 million for the three month period of 2018 compared to the same period in 2017. The increase was primarily the result of higher volumes in certain markets during 2018 compared to 2017.

Operating income for this segment decreased $7 million for the three month period of 2018 compared to the same period in 2017. The decrease was primarily the result of higher voyage costs related to fuel price increases and other expenses. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2018. However, management anticipates this segment will have positive operating income for the remainder of 2018.

Loss from affiliates for the three month period of 2018 decreased $6 million compared to the same period in 2017 primarily due to an other-than-temporary impairment charge of $6 million incurred in 2017 related to Seaboard’s equity method investment in a holding company that owns a start-up terminal operation. See Note 10 to the condensed consolidated financial statements for further information on this affiliate.

Sugar Segment

	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Net sales	$51	$40
Operating income	$2	$3
Income from affiliates	$—	$—

Net sales for the Sugar segment increased $11 million for the three month period of 2018 compared to the same period in 2017. The increase primarily reflected higher volumes of alcohol and higher volumes and selling prices for sugar, partially offset by lower prices of alcohol sold. Sugar and alcohol sales are denominated in Argentine pesos. The increase in local sale prices in terms of U.S. dollars was partially offset by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate.

Operating income for the Sugar segment decreased $1 million for the three month period of 2018 compared to the same period in 2017. The decrease for the three month period primarily reflected higher sugar production costs, partially offset by higher margins on alcohol. Sugar costs for the first quarter of 2018 included $7 million in severance costs related to a restructuring of its workforce. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2018.

Power Segment

	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Net sales	$23	$24
Operating income	$—	$2
Income from affiliates	$2	$—

Net sales for the Power segment decreased $1 million for the three month period of 2018 compared to the same period in 2017. The decrease primarily reflected lower volumes as a result of weather conditions and a change in sales presentation from gross to net for a certain service with the adoption of the new revenue guidance further discussed in Note 2 to the condensed consolidated financial statements.

Operating income for the Power segment decreased $2 million for the three month period of 2018 compared to the same period in 2017. The decrease primarily reflected higher fuel costs in conjunction with lower sales volumes. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2018.

Turkey Segment

	Three Months Ended
	March 31,	April 1,
(Millions of dollars)	2018	2017
Income from affiliates	$1	$3

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). The decrease in income from affiliates for the three month period of 2018 compared to the same period in 2017 was primarily the result of lower prices and volumes of turkey products sold. Management is unable to predict future market prices for turkey products or the cost of feed. However, management anticipates positive income for this segment for the remainder of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $5 million for the three month period of 2018 compared to the same period in 2017 primarily due to increased personnel-related costs. As a percentage of total net sales, SG&A was 5% for the three month period of 2018 and 2017.

Interest Expense

Interest expense increased $5 million for the three month period of 2018 compared to the same period in 2017 primarily due to more debt outstanding and an increase in interest rates.

Interest Income from Affiliates

Interest income from affiliates decreased $5 million for the three month period of 2018 compared to the same period in 2017 primarily due to a note receivable with Butterball that was repaid in December 2017.

Other Investment Income (Loss), Net

Other investment income, net decreased $74 million for the three month period of 2018 compared to the same period in 2017 primarily due to unrealized losses on short-term investments due to mark-to-market fluctuations, partially offset by realized gains.

Income Tax Expense

The effective tax rate for the three month period of 2018 was higher than the three month period of 2017 primarily due to the change in tax classification of a wholly owned subsidiary from a partnership to a corporation, partially offset by tax exempt income from the retroactive extension of the 2017 Federal blender’s credits during the first quarter of 2018 and the lower statutory U.S. Federal income tax rate.

Other Financial Information

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2017. See Note 6 to the condensed consolidated financial statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of March 31, 2018. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — On January 5, 2018, Seaboard acquired five entities operating as Groupe Mimran (‘Mimran”) as further disclosed in Note 10 to the condensed consolidated financial statements. Management is reviewing and evaluating its internal control procedures and the design of those procedures related to the Mimran acquisition and assessing when it will complete an evaluation and review of Mimran’s internal controls over financial reporting. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Except as set forth above, there have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 8 to the condensed consolidated financial statements.

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10‑K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of this report, Seaboard may repurchase up to $100 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 9 to the condensed consolidated financial statements for further discussion. There were no purchases made pursuant to Seaboard’s share repurchase program during the first quarter of 2018.

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

Date: May 2, 2018

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: May 2, 2018