Form 10-Q
period 2018-06-30
SEABOARD CORP /DE/
filed 2018-08-07
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on July 27, 2018.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars except share and per share amounts)	2018	2017	2018	2017
Net sales:
Products (includes affiliate sales of $343, $270, $649 and $529)	$1,382	$1,153	$2,673	$2,278
Services (includes affiliate sales of $3, $1, $5 and $3)	278	245	542	494
Other	31	24	55	49
Total net sales	1,691	1,422	3,270	2,821
Cost of sales and operating expenses:
Products	1,309	1,056	2,454	2,078
Services	242	216	482	435
Other	24	21	46	41
Total cost of sales and operating expenses	1,575	1,293	2,982	2,554
Gross income	116	129	288	267
Selling, general and administrative expenses	84	74	159	144
Operating income	32	55	129	123
Other income (expense):
Interest expense	(11)	(7)	(19)	(10)
Interest income	2	5	4	7
Interest income from affiliates	1	6	2	12
Loss from affiliates	(16)	(8)	(22)	(7)
Other investment income (loss), net	12	28	(25)	65
Foreign currency gains (losses), net	(6)	6	(2)	9
Miscellaneous, net	(3)	(1)	(2)	(3)
Total other income (expense), net	(21)	29	(64)	73
Earnings before income taxes	11	84	65	196
Income tax expense	(4)	(25)	(26)	(53)
Net earnings	$7	$59	$39	$143
Less: Net income attributable to noncontrolling interests	—	(1)	—	—
Net earnings attributable to Seaboard	$7	$58	$39	$143

Earnings per common share	$6.28	$50.51	$33.03	$122.35

Other comprehensive income (loss), net of income tax benefit (expense) of $1, $0, $1 and $(1):
Foreign currency translation adjustment	(17)	1	(27)	(1)
Unrealized gain on investments	—	2	—	3
Unrecognized pension cost	(3)	1	(2)	2
Other comprehensive income (loss), net of tax	$(20)	$4	$(29)	$4
Comprehensive income (loss)	(13)	63	10	147
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	—	—
Comprehensive income (loss) attributable to Seaboard	$(13)	$62	$10	$147

Average number of shares outstanding	1,170,550	1,170,550	1,170,550	1,170,550

Dividends declared per common share	$1.50	$1.50	$3.00	$3.00

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(Millions of dollars except share and per share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$79	$116
Short-term investments	1,264	1,576
Receivables, net	521	482
Inventories	874	780
Other current assets	128	174
Total current assets	2,866	3,128
Net property, plant and equipment	1,104	1,077
Investments in and advances to affiliates	849	851
Other non-current assets	357	105
Total assets	$5,176	$5,161
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$141	$162
Current maturities of long-term debt	24	53
Accounts payable	238	272
Deferred revenue	56	81
Other current liabilities	283	250
Total current liabilities	742	818
Long-term debt, less current maturities	508	482
Deferred income taxes	146	112
Long-term income tax liability	102	111
Other liabilities	260	230
Total non-current liabilities	1,016	935
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,170,550 shares	1	1
Accumulated other comprehensive loss	(390)	(354)
Retained earnings	3,792	3,750
Total Seaboard stockholders’ equity	3,403	3,397
Noncontrolling interests	15	11
Total equity	3,418	3,408
Total liabilities and stockholders’ equity	$5,176	$5,161

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	July 1,
(Millions of dollars)	2018	2017
Cash flows from operating activities:
Net earnings	$39	$143
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	67	56
Deferred income taxes	3	17
Loss from affiliates	22	7
Dividends received from affiliates	3	19
Other investment loss (income), net	25	(65)
Other, net	2	(8)
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	(10)	28
Inventories	(89)	41
Other current assets	48	(11)
Current liabilities, exclusive of debt	(57)	(57)
Other, net	11	7
Net cash from operating activities	64	177
Cash flows from investing activities:
Purchase of short-term investments	(336)	(347)
Proceeds from the sale of short-term investments	615	270
Proceeds from the maturity of short-term investments	21	36
Capital expenditures	(58)	(78)
Cash paid for acquisition of businesses	(270)	(14)
Investments in and advances to affiliates, net	(17)	(64)
Principal payments received on notes receivable from affiliates	4	3
Purchase of long-term investments	(8)	(6)
Other, net	3	(1)
Net cash from investing activities	(46)	(201)
Cash flows from financing activities:
Notes payable to banks, net	(8)	23
Proceeds from long-term debt	—	5
Principal payments of long-term debt	(43)	(9)
Dividends paid	(4)	(4)
Net cash from financing activities	(55)	15
Effect of exchange rate changes on cash and cash equivalents	—	2
Net change in cash and cash equivalents	(37)	(7)
Cash and cash equivalents at beginning of year	116	77
Cash and cash equivalents at end of period	$79	$70

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

Supplemental Non-Cash Transaction

In conjunction with the January 2018 acquisition discussed further in Note 10, Seaboard incurred debt consisting of a $46 million note payable and contingent consideration with an estimated fair value of $14 million at the time of acquisition.

Adoption of Highly Inflationary Accounting in Argentina

Guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100%. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100%. As a result, Seaboard adopted highly inflationary accounting as of July 1, 2018, for Seaboard’s Sugar segment. Under highly inflationary accounting, the Sugar segment’s functional currency became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities will be reflected in foreign currency gains (losses), net. At June 30, 2018, the Sugar segment had $79 million in net assets denominated in Argentine pesos, and $2 million in net liabilities denominated in U.S. dollars. Net sales of the Sugar segment were 3% of Seaboard’s consolidated net sales for the six months ended June 30, 2018 and July 1, 2017.

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

On January 1, 2018, Seaboard adopted guidance that requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component is eligible for capitalization in inventory. The other components of net periodic benefit cost are presented outside of operating income and are not capitalizable. For the three and six month periods of 2017, $1 million and $3 million, respectively, of net periodic benefit cost was reclassified from selling, general and administrative expenses to miscellaneous, net below operating income. Seaboard elected to apply the practical expedient to estimate amounts for comparative periods.

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

Recently Issued Accounting Standard Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that a lessee should record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The recognition, measurement, and presentation of expenses and cash flows arising from a financing lease have not significantly changed from the previous guidance. For operating leases, a lessee is required to: (1) recognize a ROU asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. Seaboard will adopt this guidance on January 1, 2019, for all consolidated subsidiaries and plans to apply most practical expedients and the optional transition relief issued in July 2018 that permits the recognition and measurement of leases at the date of adoption. Therefore, Seaboard will not restate comparative period financial information for the effects of this accounting standard. While Seaboard continues its process of assessing its leases and evaluating the effect this guidance will have on its consolidated financial statements, Seaboard expects the adoption will have a material increase in assets and liabilities on the consolidated balance sheet due to the recording of ROU assets and corresponding lease liabilities. See Note 10 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2017, for information about Seaboard’s lease obligations.

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

Seaboard has multiple segments with diverse revenue streams. For additional information on Seaboard’s segments, see Note 10. The following tables present Seaboard’s sales disaggregated by revenue source and segment for the three and six month periods ended June 30, 2018.

	Three Months Ended June 30, 2018
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$365	$885	$—	$60	$—	$4	$1,314
Transportation	4	—	263	—	—	—	267
Energy	66	—	—	1	31	—	98
Other	7	5	—	—	—	—	12
Segment/Consolidated Totals	$442	$890	$263	$61	$31	$4	$1,691

	Six Months Ended June 30, 2018
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$726	$1,666	$—	$110	$—	$8	$2,510
Transportation	8	—	512	—	—	—	520
Energy	159	—	—	2	54	—	215
Other	15	10	—	—	—	—	25
Segment/Consolidated Totals	$908	$1,676	$512	$112	$54	$8	$3,270

Revenue from goods and services transferred to customers at a single point in time accounted for approximately 85% of Seaboard’s net sales for the six month period of 2018. Substantially all of the sales in Seaboard’s Marine segment are recognized ratably over the transit time for each voyage as Seaboard believes this is a faithful depiction of the performance obligation to its customers.

Almost all of Seaboard’s contracts with its customers are short-term, defined as less than one year. As of June 30, 2018, Seaboard had $16 million of remaining performance obligations that extend beyond one year, of which 17% is expected to be recognized as net sales in 2018, an additional 33% in 2019, and the remaining balance thereafter. Seaboard elected to use all practical expedients and therefore will not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which it has the right to invoice for services performed. Also, Seaboard will recognize a financing component only on obligations that extend longer than one year.

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The Commodity Trading and Milling (“CT&M”) segment, which operates internationally with sales in Africa and South America, requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a ship is on the water and has not arrived at the designated port. The Pork segment has a marketing agreement with Triumph Foods, LLC, of which certain fees paid at commencement are recognized over the term of the agreement. Deferred revenue balances are reduced when revenue is recognized. Revenue recognized for the three and six month periods of 2018 that was included in the deferred revenue balance at the beginning of the year was $88 million and $156 million, respectively.

The primary impact of adopting the new guidance was the acceleration of revenue related to sales in Seaboard’s CT&M segment that previously had not been recognized as a fixed and determinable price was not established at the time of sale. Under the new guidance, revenue is recognized when control is transferred, and adjustments are made to revenue for pending sale prices dependent upon market fluctuations, further processing, or other factors until sales prices are finalized. The following tables summarize the impacts of adoption on Seaboard’s condensed consolidated financial statements.

Consolidated Statement of Comprehensive Income
	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Balances Without			Balances Without
	Adoption		As	Adoption		As
(Millions of dollars)	of Topic 606	Adjustments	Reported	of Topic 606	Adjustments	Reported
Total net sales	$1,666	$25	$1,691	$3,241	$29	$3,270
Total cost of sales	$1,550	$25	$1,575	$2,954	$28	$2,982
Net earnings	$7	$—	$7	$38	$1	$39

Consolidated Balance Sheet	June 30, 2018
	Balances Without		As
(Millions of dollars)	Adoption of Topic 606	Adjustments	Reported
Receivables, net	$501	$20	$521
Inventories	$916	$(42)	$874
Other current assets	$127	$1	$128
Deferred revenue	$79	$(23)	$56
Other current liabilities	$282	$1	$283
Total Seaboard stockholders’ equity	$3,402	$1	$3,403

Consolidated Statement of Cash Flows	Six Months Ended June 30, 2018
	Balances Without		As
(Millions of dollars)	Adoption of Topic 606	Adjustments	Reported
Net earnings	$38	$1	$39
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	$10	$(20)	$(10)
Inventories	$(131)	$42	$(89)
Other current assets	$49	$(1)	$48
Current liabilities, exclusive of debt	$(35)	$(22)	$(57)

Note 3 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities held at June 30, 2018 and December 31, 2017.

	June 30,	December 31,
(Millions of dollars)	2018	2017
Domestic equity securities	$772	$752
Foreign equity securities	302	319
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	122	439
Collateralized loan obligations	30	29
High yield securities	21	21
Money market funds held in trading accounts	10	10
Other trading securities	7	6
Total trading short-term investments	$1,264	$1,576

Seaboard had $107 million of equity securities denominated in foreign currencies at June 30, 2018, with $43 million in euros, $23 million in Japanese yen, $20 million in British pounds, $6 million in Swiss francs and the remaining $15 million in various other currencies. At December 31, 2017, Seaboard had $114 million of equity securities denominated in foreign currencies, with $48 million in euros, $25 million in Japanese yen, $20 million in British pounds, $6 million in Swiss francs and the remaining $15 million in various other currencies. Also, money market funds included less than $1 million denominated in various foreign currencies at June 30, 2018 and December 31, 2017.

In January 2018, Seaboard sold $314 million of its domestic debt securities to fund an acquisition. See Note 10 for further information on this acquisition.

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period were $(2) million and $(24) million for the three and six  months ended June 30, 2018, respectively, and $33 million and $65 million for the three and six  months ended July 1, 2017, respectively.

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the condensed consolidated balance sheets. See Note 6 to the condensed consolidated financial statements for information on the types of trading securities held related to the deferred compensation plans.

Note 4 – Inventories

The following is a summary of inventories at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(Millions of dollars)	2018	2017
At lower of LIFO cost or market:
Live hogs and materials	$340	$313
Fresh pork and materials	36	28
	376	341
LIFO adjustment	(37)	(31)
Total inventories at lower of LIFO cost or market	339	310
At lower of FIFO cost and net realizable value:
Grains, oilseeds and other commodities	306	253
Sugar produced and in process	36	38
Other	58	90
Total inventories at lower of FIFO cost and net realizable value	400	381
Grain, flour and feed at lower of weighted average cost and net realizable value	135	89
Total inventories	$874	$780

Note 5 – Income Taxes

Pursuant to the measurement period permitted in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 118 for the Tax Cuts and Jobs Act (“2017 Tax Act”), Seaboard had no material updates to its provisional tax impacts related to mandatory deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. The ultimate impact may differ, possibly materially, from Seaboard’s provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions Seaboard has made, additional regulatory guidance that may be issued, and actions Seaboard may take as a result of the 2017 Tax Act. The accounting is expected to be complete during the fourth quarter of 2018 when the 2017 U.S. corporate income tax return is filed. Seaboard’s projected annual income tax rate for the first half of 2018 includes less than $1 million of anticipated tax expense associated with the global intangible low-taxed income (“GILTI”) provision and no anticipated tax expense associated with the base-erosion and anti-abuse tax (“BEAT”) provision.

During the first quarter of 2018, Seaboard elected to change the tax status of a wholly-owned subsidiary from a partnership to a corporation. This change in tax status resulted in an estimated $22 million of additional tax expense and additional deferred tax liabilities that Seaboard recognized in the condensed consolidated financial statements for the three month period ended March 31, 2018.

In February 2018, Congress retroactively extended the Federal blender’s credits for 2017. In accordance with U.S. GAAP, the effects of changes in tax laws, including retroactive changes, are recognized in the financial statements in the period that the changes are enacted.  Accordingly, in the first quarter of 2018, a one-time tax benefit of $4 million related to the 2017 Federal blender’s credits was recorded in income tax expense. In addition to this amount, Seaboard recognized $42 million of Federal blender’s credits as non-taxable revenue in the first quarter of 2018. See Note 10 for further discussion of the Federal blender’s credits.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and also the level within the fair value hierarchy used to measure each category of assets and liabilities. Seaboard determines if there are any transfers between levels at the end of a reporting period. There were no transfers between levels that occurred in the first six months of 2018. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	June 30,
(Millions of dollars)	2018	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$772	$772	$—	$—
Foreign equity securities	302	302	—	—
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	122	112	10	—
Collateralized loan obligations	30	—	30	—
High yield securities	21	21	—	—
Money market funds held in trading accounts	10	10	—	—
Other trading securities	7	5	2	—
Trading securities – other current assets:
Domestic equity securities	35	35	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	3	3	—	—
Fixed income securities	2	2	—	—
Other	1	—	1	—
Derivatives:
Commodities (1)	2	2	—	—
Foreign currencies	2	—	2	—
Total Assets	$1,315	$1,270	$45	$—
Liabilities:
Contingent consideration	$14	$—	$—	$14
Derivatives:
Commodities (1)	17	17	—	—
Foreign currencies	1	—	1	—
Total Liabilities	$32	$17	$1	$14

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of June 30, 2018, the commodity derivatives had a margin account balance of $36 million resulting in a net other current asset in the condensed consolidated balance sheet of $21 million.

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

The fair value of Seaboard’s contingent consideration recorded in conjunction with the acquisition discussed further in Note 10 was classified as a level 3 in the fair value hierarchy since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. In future periods, Seaboard will remeasure the estimated fair value of the contingent consideration liability until settled. There was no change to the estimated fair value during the second quarter of 2018.

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At June 30, 2018, Seaboard had open net derivative contracts to purchase 87 million pounds of soybean oil and 28 million bushels of grain and open net derivative contracts to sell 63 million pounds of hogs and 15 million gallons of heating oil. At December 31, 2017, Seaboard had open net derivative contracts to purchase 29 million bushels of grain and 1 million pounds of soybean oil and open net derivative contracts to sell 13 million pounds of hogs and 7 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the condensed consolidated statements of comprehensive income. At June 30, 2018 and December 31, 2017, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $12 million and $20 million, respectively, primarily related to the South African rand, Canadian dollar and the euro.

Equity Future Contracts

Seaboard enters into equity future contracts to manage the equity price risk with respect to certain short-term investments. Equity future contracts are recorded at fair value with changes in value marked-to-market as a component of other investment income (loss), net in the condensed consolidated statements of comprehensive income. The notional amounts of these equity future contracts were $46 million and $0 million at June 30, 2018 and December 31, 2017, respectively.

Counterparty Credit Risk

From time to time, Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements should the counterparties fail to perform according to the terms of the contracts. As of June 30, 2018, Seaboard had a maximum amount of loss due to credit risk of $2 million with seven counterparties related to foreign currency exchange agreements. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and July 1, 2017.

		Three Months Ended		Six Months Ended
		June 30,	July 1,	June 30,	July 1,
(Millions of dollars)		2018	2017	2018	2017
Commodities	Cost of sales	$(25)	$(1)	$(16)	$1
Foreign currencies	Cost of sales	2	—	(4)	(5)
Foreign currencies	Foreign currency gains (losses), net	—	(1)	—	(1)
Equity	Other investment income (loss), net	—	—	(10)	—

The following table provides the fair value of each type of derivative held as of June 30, 2018 and December 31, 2017 and where each derivative is included in the condensed consolidated balance sheets.

		Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
(Millions of dollars)		2018	2017		2018	2017
Commodities(1)	Other current assets	$2	$4	Other current liabilities	$17	$6
Foreign currencies	Other current assets	2	3	Other current liabilities	1	6
Equity (1)	Short-term investments	—	—	Short-term investments	2	—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of June 30, 2018 and December 31, 2017, the commodity derivatives had a margin account balance of $36 million and $20 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $21 million and $18 million, respectively. Seaboard’s equity derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 7 – Employee Benefits

Seaboard has a defined benefit pension plan for its domestic salaried and clerical employees. At this time, no contributions are expected to be made to the plan in 2018. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

Of the total net periodic benefit cost presented in the table below, the service cost component is recorded in either cost of sales or selling, general and administrative expenses depending upon the employee. The other components of net periodic benefit cost are recorded in miscellaneous, net in the condensed consolidated statements of comprehensive income.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$2	$2	$5	$4
Interest cost	2	2	5	5
Expected return on plan assets	(2)	(3)	(5)	(5)
Amortization and other	2	2	3	3
Net periodic benefit cost	$4	$3	$8	$7

Note 8 – Notes Payable, Long-term Debt, Commitments and Contingencies

Notes Payable

Of the $141 million of notes payable outstanding at June 30, 2018, all but $1 million were related to foreign subsidiaries, with $83 million denominated in South African rand, $32 million denominated in Argentine pesos, $21 million denominated in Canadian dollars and $4 million denominated in Zambian kwacha. The weighted average interest rate for outstanding notes payable was 14.95% and 10.48% at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, Seaboard had uncommitted credit lines totaling $550 million, of which $465 million related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines at June 30, 2018 was reduced by $141 million drawn under the uncommitted lines and $23 million of letters of credit. The notes payable under the credit lines are unsecured and do not require compensating balances. Also, Seaboard has a $100 million committed credit line secured by certain short-term investments, with no balance outstanding as of June 30, 2018.

Long-term Debt

The following is a summary of long-term debt:

	June 30,	December 31,
(Millions of dollars)	2018	2017
Term Loan due 2022	$478	$484
Foreign subsidiary obligations due 2019 through 2023	55	52
Total long-term debt at face value	533	536
Current maturities of long-term debt and unamortized discount	(25)	(54)
Long-term debt, less current maturities and unamortized discount	$508	$482

The interest rate on the Term Loan due 2022 was 3.72% and 3.20% at June 30, 2018 and December 31, 2017, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 4.35% and 21.80% at June 30, 2018 and December 31, 2017, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of June 30, 2018.

In conjunction with the acquisition discussed in Note 10, Seaboard incurred a euro-denominated note payable due to the sellers valued at $45 million at June 30, 2018. The change in value from the date of acquisition to the current reporting period reflects foreign currency fluctuations and the accretion of the discount to the note payable face value over the term that is recorded as additional interest expense. This foreign subsidiary obligation bears interest at an annual rate of 3.25%, with interest due annually on the anniversary date, until maturity on January 5, 2021.

Contingencies

On June 28, 2018, Wanda Duryea and eleven other indirect purchasers of pork products, acting on behalf of themselves and a putative class of indirect purchasers of pork products, filed a class action complaint in the U.S. District Court for the District of Minnesota against several pork processors, including Seaboard Foods LLC (“Seaboard Foods”),  and Agri Stats, Inc., a company described in the complaint as a data sharing service. Subsequent to the filing of this initial complaint, additional class action complaints making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the U.S. District Court for the District of Minnesota. The complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating their output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and state common law claims for unjust enrichment. The complaints also allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Seaboard intends to defend these cases vigorously. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from these suits, or to estimate the amount of potential loss, if any, resulting from the suits.

On March 20, 2018, the bankruptcy trustee (the “Trustee”) for Cereoil Uruguay S.A. (“Cereoil”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter naming as parties Seaboard and Seaboard’s subsidiaries, Seaboard Overseas Limited (“SOL”) and Seaboard Uruguay Holdings Ltd. (“Seaboard Uruguay”). Seaboard has a 45% indirect ownership of Cereoil. The suit seeks an order requiring Seaboard, SOL, and Seaboard Uruguay to reimburse Cereoil the amount of $22 million, contending that deliveries of soybeans to SOL pursuant to purchase agreements should be set aside as fraudulent conveyances. Seaboard intends to defend this case vigorously. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and its two subsidiaries could be ordered to pay the amount of $22 million. Any award in this case would offset against any award in the additional case described below filed by the Trustee on April 27, 2018.

On April 27, 2018, the Trustee for Cereoil filed another suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter naming as parties Seaboard, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing lists total liabilities of $53 million and assets of $30 million. Seaboard intends to defend this case vigorously. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and the other Cereoil Defendants could be ordered to pay the amount of the net indebtedness of Cereoil, which based on the bankruptcy schedules would total $23 million. It is possible that the net indebtedness could be higher than this amount if Cereoil’s liabilities are greater than $53 million and/or Cereoil’s assets are worth less than $30 million. In addition, in the event of an adverse ruling, the Bankruptcy Court of First Instance could order payment of the Trustee’s professional fees, interest, and other expenses. Any award in this case would offset against any award in the case described above filed on March 20, 2018.

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing lists total liabilities of $29 million and assets of $15 million. Seaboard intends to defend this case vigorously. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and the other Cereoil Defendants could be ordered to pay the amount of the net indebtedness of Nolston, which based on the bankruptcy schedules would total $14 million. It is possible that the net indebtedness could be higher than this amount if Nolston’s liabilities are greater than $29 million and/or Nolston’s assets are worth less than $15 million. In addition, in the event of an adverse ruling, the Bankruptcy Court of First Instance could order payment of the Trustee’s professional fees, interest, and other expenses.

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

Contingent Obligations

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of June 30, 2018, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote. See Notes Payable above for discussion of letters of credit.

Note 9 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place that was approved by its Board of Directors and is in effect through October 31, 2019. As of June 30, 2018, the authorized amount of repurchases under the share repurchase program remained at $100 million. Seaboard did not repurchase any shares of common stock during the three and six months ended June 30, 2018. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5‑1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with SEC regulations, and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

The changes in the components of other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Foreign currency translation adjustment	$(17)	$1	$(27)	$(1)
Unrealized gain on investments (1)	—	2	—	3
Unrecognized pension cost (2)	(3)	1	(2)	2
Other comprehensive income (loss), net of tax	$(20)	$4	$(29)	$4

(1)

Effective January 1, 2018, upon adoption of new guidance, all unrealized gains (losses) on investments are included in the condensed consolidated statement of comprehensive income. The accumulated other comprehensive income balance as of December 31, 2017, was reclassified to retained earnings on January 1, 2018.

(2)

This primarily represents the amortization of actuarial losses that were included in net periodic benefit cost and recorded in operating income and other actuarial adjustments. See Note 7 to the condensed consolidated financial statements for further discussion.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	June 30,	December 31,
(Millions of dollars)	2018	2017
Cumulative foreign currency translation adjustment	$(324)	$(297)
Unrealized gain on investments	—	7
Unrecognized pension cost	(66)	(64)
Total accumulated other comprehensive loss	$(390)	$(354)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. During the three and six month periods of 2018, Seaboard recognized $18 million and $29 million, respectively, of other comprehensive loss related to the devaluation of the Argentine peso. Management cannot predict the volatility in the currency exchange rate. Argentina was determined by management to be a highly inflationary economy in the second quarter of 2018, and as a result, the Sugar segment’s functional currency will be U.S. dollars effective in the third quarter of 2018 until the economic environment stabilizes. See Note 1 to the condensed consolidated financial statements for further discussion of this determination and its impact.

For the six month period ended June 30, 2018, less than $1 million of income taxes for the cumulative foreign currency translation adjustment was recorded because substantially all of the adjustment related to foreign subsidiaries for which no tax benefit was recorded.  See Note 5 for discussion of the election to change the tax status of a wholly-owned subsidiary from a partnership to a corporation.  At July 1, 2017, income taxes for the cumulative foreign currency translation adjustment was recorded using a 35% effective tax rate except for $89 million related to certain subsidiaries for which no tax benefit was recorded. At June 30, 2018 and July 1, 2017, income taxes for the cumulative unrecognized pension cost were recorded using an effective tax rate of 26% and 39%, respectively, except for unrecognized pension cost of $22 million and $19 million, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 10  – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar, Power and Turkey, each offering a specific product or service. For details on the respective products or services, refer to Note 13 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2017. Below are segment updates from year-end.

In February 2018, Congress retroactively extended the Federal blender’s credits for 2017, which resulted in Seaboard’s Pork segment recognizing approximately $42 million of revenue in the first quarter of 2018 for the biodiesel it blends. There was no tax expense on this transaction.

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

The total purchase price for this acquisition is subject to a working capital adjustment and, based on the acquisition date fair values and using the exchange rate in effect at the time of acquisition, was $330 million consisting of:

(Millions of dollars)	Fair Value
Cash payment, net of $64 million of cash acquired	$270
Euro-denominated note payable due 2021, 3.25% interest	46
Contingent consideration	14
Total fair value of consideration at acquisition date	$330

See Note 8 for further description of the note payable. The fair value of the contingent consideration, classified in other non-current liabilities on the condensed consolidated balance sheet, is dependent on the probability of Mimran achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. The contingent consideration ranges between zero and $48 million payable between five and eight years following the closing, at the discretion of the sellers.

Seaboard is in the process of obtaining a third-party valuation of the tangible and intangible assets, and therefore the initial allocation of the purchase price is subject to refinement. The purchase was recorded at fair value and preliminarily allocated as follows:

(Millions of dollars)	Fair Value
Current assets	$84
Property, plant and equipment	57
Intangible assets	100
Goodwill	161
Other long-term assets	4
Total fair value of assets acquired	406
Current liabilities	(38)
Other long-term liabilities	(34)
Total fair value of liabilities assumed	(72)
Less: Noncontrolling interest	(4)
Net fair value of assets acquired	$330

The intangible assets include $28 million allocated to trade names, amortizable over 7‑9 years, and $72 million allocated to customer relationships, amortizable over 7‑11 years. Goodwill represents Mimran’s market presence and an experienced workforce. The intangible assets and goodwill are not deductible for income tax purposes.

Certain Mimran entities acquired are accounted for on a three-month lag. For the three and six month periods ended June 30, 2018, net sales of $109 million and $153 million, respectively, and net earnings of $4 million and $9 million, respectively, were recognized in Seaboard’s condensed consolidated financial statements from the date of acquisition. Acquisition costs, incurred primarily in 2017, of $1 million were expensed in selling, general and administrative expenses.

The following unaudited pro forma information presents the combined consolidated financial results for Seaboard as if the acquisition had been completed at January 1, 2017.

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars except per share amounts)	2018	2017	2018	2017
Net sales	$1,691	$1,493	$3,330	$2,956
Net earnings	$7	$65	$43	$156
Earnings per common share	$6.28	$56.61	$36.74	$133.39

During the first quarter of 2018, Seaboard’s CT&M segment invested total consideration of $16 million for a 50% noncontrolling interest in a grain trading and flour milling business in Mauritania. The investment amount is subject to change dependent upon resolution of certain contingencies. The investment is accounted for using the equity method of accounting and reported on a three-month lag. Seaboard’s first proportionate share of this affiliate’s income (loss) was recognized in the second quarter of 2018.

The CT&M segment has a 50% noncontrolling interest in a bakery located in the DRC. Seaboard’s investment balance is zero. As part of its original investment, Seaboard has an interest bearing long-term note receivable from this affiliate that had an aggregate principal and interest balance of approximately $11 million and $15 million at June 30, 2018 and December 31, 2017, respectively, all classified as long-term in other non-current assets given uncertainty of the timing of payments in the future. The note receivable is 50% guaranteed by the other shareholder in the entity. Beginning with the third quarter of 2017, Seaboard has recorded this entity’s current period losses against the note receivable, and the losses were $2 million and $4 million for three and six months ended June 30, 2018, respectively. If the future long-term cash flows of this bakery do not improve, more of the recorded value of this note receivable from affiliate could be deemed uncollectible in the future, which could result in a further charge to earnings.

The Marine segment has a 36% noncontrolling interest in a holding company that owns a Caribbean start-up terminal operation. During the first quarter of 2017, the holding company’s terminal operations encountered the loss of a customer and defaulted on certain third-party debt obligations. In addition, third-party engineering studies identified significant unexpected construction modifications needed for the terminal operation. As a result, Seaboard evaluated its investment and receivables for impairment and recorded a $5 million charge on its investment, a $1 million charge on its convertible note receivable and a $3 million allowance on its affiliate receivables. The holding company is investigating various strategic alternatives, such as additional capital calls, restructuring of the third-party debt and restructuring of the affiliate equity and receivables, which includes the deferral of all affiliated receivable payments until such future time as cash flow is sufficient to pay all third-party debt. If future long-term cash flows do not improve, there is a possibility that there could be additional charges.

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

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of June 30, 2018 and December 31, 2017, Butterball had total assets of $1,130 million and $999 million, respectively. Butterball’s summarized income statement information is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$326	$354	$647	$704
Operating loss	$(12)	$(20)	$(10)	$(10)
Net loss	$(15)	$(27)	$(13)	$(22)

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

Sales to External Customers:	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Pork	$442	$414	$908	$784
Commodity Trading and Milling	890	701	1,676	1,428
Marine	263	232	512	466
Sugar	61	48	112	88
Power	31	23	54	47
All Other	4	4	8	8
Segment/Consolidated Totals	$1,691	$1,422	$3,270	$2,821

Operating Income (Loss):	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Pork	$17	$52	$109	$102
Commodity Trading and Milling	(2)	1	9	18
Marine	4	1	—	4
Sugar	10	3	12	6
Power	6	2	6	4
All Other	1	1	1	1
Segment Totals	36	60	137	135
Corporate	(4)	(5)	(8)	(12)
Consolidated Totals	$32	$55	$129	$123

Income (Loss) from Affiliates:	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Pork	$(6)	$3	$(13)	$3
Commodity Trading and Milling	(4)	2	(6)	6
Marine	1	—	1	(6)
Sugar	—	—	—	—
Power	1	1	3	1
Turkey	(8)	(14)	(7)	(11)
Segment/Consolidated Totals	$(16)	$(8)	$(22)	$(7)

Total Assets:	June 30,	December 31,
(Millions of dollars)	2018	2017
Pork	$1,313	$1,309
Commodity Trading and Milling	1,482	964
Marine	338	376
Sugar	144	197
Power	186	188
Turkey	303	315
All Other	7	4
Segment Totals	3,773	3,353
Corporate	1,403	1,808
Consolidated Totals	$5,176	$5,161

Investments in and Advances to Affiliates:	June 30,	December 31,
(Millions of dollars)	2018	2017
Pork	$217	$231
Commodity Trading and Milling	255	240
Marine	29	28
Sugar	4	4
Power	41	38
Turkey	303	310
Segment/Consolidated Totals	$849	$851

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of June 30, 2018 decreased $349 million to $1,343 million from December 31, 2017. The decrease was primarily the result of a business acquisition discussed below. Cash from operating activities decreased $113 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily as a result of lower cash from net earnings and decreased cash from working capital, primarily inventory.

Capital Expenditures, Acquisitions and Other Investing Activities

During the six months ended June 30, 2018, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $58 million in property, plant and equipment, of which $31 million was in the Pork segment, $17 million in the Commodity Trading and Milling (“CT&M”) segment, $8 million in the Marine segment and the remaining amount in other segments. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment and additional hog finishing barns. All other capital expenditures were primarily of a normal recurring nature and primarily included replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2018, management has budgeted capital expenditures totaling $184 million. The Pork segment plans to spend $56 million primarily for improvements to existing facilities and related equipment and additional hog finishing barns. The CT&M segment plans to spend $63 million primarily for milling assets and other improvements to existing facilities and related equipment. The Marine segment plans to spend $48 million primarily for additional cargo carrying and handling equipment and port improvements. The Sugar segment plans to spend $14 million primarily for increasing milling capacity and improving logistics infrastructure. The balance of $3 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

During the second quarter of 2018, Seaboard’s Power segment began exploring strategic alternatives, including purchasing another power barge. The Pork segment’s joint venture, Seaboard Triumph Foods, LLC, announced plans for a second shift targeted to begin in the fourth quarter of 2018. Seaboard will provide a portion of the hogs to be processed.

During the first quarter of 2018, Seaboard’s CT&M segment acquired three flour mills and an associated grain trading business located in Senegal, Ivory Coast and Monaco for total consideration of $330 million, net of cash acquired. The acquisition was primarily funded using proceeds from Seaboard’s short-term investments and the incurrence of a note payable to the sellers. With this business, the CT&M segment expects to increase Seaboard’s flour and feed milling capacity and annual grain trading volumes. Also during the first quarter, Seaboard’s CT&M segment invested total consideration of $16 million for a 50% noncontrolling interest in a grain trading and flour milling business in Mauritania. See Note 10 to the condensed consolidated financial statements for further information on this acquisition and investment.

Financing Activities and Debt

As of June 30, 2018, Seaboard had short-term uncommitted credit lines totaling $550 million and a committed line totaling $100 million. Borrowings under the uncommitted lines of credit totaled $141 million, of which $140 million related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines was further reduced by letters of credit totaling $23 million.

As of June 30, 2018, Seaboard had an unsecured term loan, which matures in 2022, with a balance of $478 million and $55 million of foreign subsidiary debt, primarily denominated in euros and Argentine pesos. Seaboard was in compliance with all restrictive covenants related to these loans and facilities as of June 30, 2018. See Note 8 to the condensed consolidated financial statements for further information on Seaboard’s debt and a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates and third parties who provide services for Seaboard.

As of June 30, 2018, Seaboard had cash and short-term investments of $1,343 million and additional total net working capital of $781 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2018. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of June 30, 2018, $182 million of the $1,343 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries, and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the United States. However, Seaboard’s intent is to permanently reinvest foreign profits, including all cash and short-term investments, and current plans do not demonstrate a need to repatriate them to fund Seaboard’s domestic operations.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2018 increased $269 million and $449 million, respectively, compared to the same periods in 2017. The three-month and six-month increases were primarily the result of higher volume of third-party and affiliate sales in the CT&M segment, higher volume and rates in the Marine segment and higher sales of biodiesel in the Pork segment. The six-month increase also included the Federal blender’s credits in the Pork segment.

Operating income decreased $23 million for the three month period and increased $6 million for the six month period of 2018 compared to the same periods in 2017. The three-month decrease primarily reflected lower margins on pork products sold in the Pork segment and losses on mark-to-market derivative contracts in the CT&M segment, partially offset by higher margins in the Sugar and CT&M segments. The six-month increase primarily reflected the Federal blender’s credits offset by lower margins in the Pork segment.

Pork Segment

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$442	$414	$908	$784
Operating income	$17	$52	$109	$102
Income (loss) from affiliates	$(6)	$3	$(13)	$3

Net sales for the Pork segment increased $28 million and $124 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. During the three month period, the increase was primarily the result of increased volumes and prices of biodiesel sales and higher sales of market hogs to third parties and affiliates. During the six month period, the increase was primarily the result of the receipt of the Federal blender’s credits of $42 million recorded as revenue in the first quarter of 2018, increased volumes and prices of biodiesel sales and higher sales of market hogs to third-parties and affiliates. See Note 10 to the condensed consolidated financial statements for further discussion of the Federal blender’s credits.

Operating income for the Pork segment decreased $35 million for the three month period and increased $7 million for the six month period of 2018 compared to the same periods in 2017. The decrease for the three month period was primarily due to lower prices for pork products along with higher feed costs, partially offset by higher volume of pork products sold. The increase for the six month period was primarily the result of the Federal blender’s credits of $42 million as discussed above, partially offset by lower prices for pork products along with higher feed costs, partially offset by higher volume of pork products sold. Seaboard sells pork to international customers including China and Mexico, and recent incremental tariffs, the duration of which is uncertain, are having a negative impact on earnings. Management is unable to predict future market prices for pork products, the cost of feed or cost of third-party hogs. However, management anticipates positive operating income for this segment for the remainder of 2018.

Income from affiliates decreased $9 million and $16 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017, primarily due to the start-up of Seaboard Triumph Foods, LLC operations, which began in September 2017.

Commodity Trading and Milling Segment

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$890	$701	$1,676	$1,428
Operating income (loss) as reported	$(2)	$1	$9	$18
Mark-to-market losses (gains)	18	—	12	(4)
Operating income excluding mark-to-market adjustments	$16	$1	$21	$14
Income (loss) from affiliates	$(4)	$2	$(6)	$6

Net sales for the CT&M segment increased $189 million and $248 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. The increase for the three and six month periods primarily reflected higher volume of third-party and affiliate sales, including sales for Mimran, acquired in January 2018, partially offset by lower third-party sales prices.

Operating income for this segment decreased $3 million and $9 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. The decreases primarily reflected losses on mark-to-market derivative contracts and higher selling, general and administrative costs primarily related to the Mimran acquisition, partially offset by higher margins on third-party sales, primarily related to the Mimran acquisition.

Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, and the volatility in the commodity markets, management is unable to predict future sales and operating results for this segment. However, management anticipates positive operating income for this segment for the remainder of 2018, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $18 million and $12 million for the three and six month periods of 2018, respectively. Operating income for this segment would not have changed for the three month period of 2017, but operating income for this segment would have been $4 million lower for the six month period of 2017. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2018. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$263	$232	$512	$466
Operating income	$4	$1	$—	$4
Income (loss) from affiliates	$1	$—	$1	$(6)

Net sales for the Marine segment increased $31 million and $46 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. The increases were primarily the result of higher volumes and rates in certain markets during 2018 compared to 2017.

Operating income increased $3 million for the three month period of 2018 and decreased $4 million for the six month period of 2018 compared to the same periods in 2017. The increase for the three month period was primarily the result of higher rates, partially offset by higher voyage costs related to fuel price increases and other expenses. The decrease for the six month period was primarily the result of higher voyage costs related to fuel price increases and other expenses, partially offset by higher rates. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2018. However, management anticipates this segment will have positive operating income for the remainder of 2018.

Income from affiliates increased $1 million and $7 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. For the six month period, the change was primarily due to an other-than-temporary impairment charge of $6 million incurred in the first quarter of 2017 related to Seaboard’s equity-method investment in a holding company that owns a start-up terminal operation. See Note 10 to the condensed consolidated financial statements for further information on this affiliate.

Sugar Segment

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$61	$48	$112	$88
Operating income	$10	$3	$12	$6
Income from affiliates	$—	$—	$—	$—

Net sales for the Sugar segment increased $13 million and $24 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. The increases for the three and six month periods primarily reflected higher volumes of alcohol and sugar, partially offset by lower prices of alcohol sold. Sugar and alcohol sales are denominated in Argentine pesos. Any increase in local sale prices was partially offset by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate. Argentina was determined by management to be a highly inflationary economy in the second quarter of 2018, and as a result, the Sugar segment’s functional currency will be U.S. dollars effective in the third quarter of 2018 until the economic environment stabilizes.

Operating income for the Sugar segment increased $7 million and $6 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. The increases primarily reflected higher sales volumes of alcohol and sugar and lower production costs. Sugar costs for the six months of 2018 included a total of $5 million in severance costs related to a restructuring of its workforce. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2018.

Power Segment

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$31	$23	$54	$47
Operating income	$6	$2	$6	$4
Income from affiliates	$1	$1	$3	$1

Net sales for the Power segment increased $8 million and $7 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. The increases primarily reflected higher spot market rates, partially offset by a change in sales presentation from gross to net for a certain service with the adoption of the new revenue guidance further discussed in Note 2 to the condensed consolidated financial statements.

Operating income for the Power segment increased $4 million and $2 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. The increases primarily reflected higher spot market rates, partially offset by higher fuel costs. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2018.

Turkey Segment

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Millions of dollars)	2018	2017	2018	2017
Loss from affiliates	$(8)	$(14)	$(7)	$(11)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). The decreases in loss from affiliates for the three and six month periods of 2018 compared to the same periods in 2017 were primarily the result of Seaboard’s $11 million proportionate share of the Montgomery, Illinois plant closure impairment charge during the three and six month periods of 2017, partially offset by lower prices and volumes of turkey products sold in 2018. Management is unable to predict future market prices for turkey products or the cost of feed. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $10 million and $15 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. The increases were primarily due to the January 2018 acquisition of Mimran and increased personnel-related costs. As a percentage of total net sales, SG&A was 5% for the first half of 2018 and 2017.

Interest Expense

Interest expense increased $4 million and $9 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. The increases were primarily due to an increase in interest rates, less capitalized interest and more debt outstanding.

Interest Income from Affiliates

Interest income from affiliates decreased $5 million and $10 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017 primarily due to a note receivable with Butterball that was repaid in December 2017.

Other Investment Income (Loss), Net

Other investment income, net decreased $16 million and $90 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017 primarily due to unrealized losses on short-term investments due to mark-to-market fluctuations, partially offset by realized gains.

Foreign Currency Gains (Losses), Net

Foreign currency gains, net decreased $12 million and $11 million for the three and six month periods of 2018, respectively, compared to the same periods in 2017. The decreases primarily reflects losses in the South African rand, euro, and British pound, among fluctuations of other currency exchange rates in several foreign countries. The political and economic conditions of the countries in which Seaboard operates and does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard. Although Seaboard does not utilize hedge accounting, Seaboard does utilize foreign currency exchange agreements to manage its risks and exposure to foreign currency fluctuations. Management believes gains and losses on commodity transactions, including the mark-to-market effects, of such foreign currency exchange agreements relate to the underlying commodity transactions and classifies such gains and losses in cost of sales. All other gains and losses on foreign currency exchange agreements are included in foreign currency gains (losses), net.

Income Tax Expense

The effective tax rate for the three and six month periods of 2018 was higher than that for the three and six month periods of 2017 primarily due to the change in tax classification of a wholly-owned subsidiary from a partnership to a corporation and a change in mix of domestic and foreign earnings from the prior year, partially offset by tax exempt income from the retroactive extension of the 2017 Federal blender’s credits during the first quarter of 2018 and the lower statutory U.S. Federal income tax rate.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of June 30, 2018. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — On January 5, 2018, Seaboard acquired five entities operating as Groupe Mimran (“Mimran”) as further disclosed in Note 10 to the condensed consolidated financial statements. Management is reviewing and evaluating its internal control procedures and the design of those procedures related to these Mimran entities and assessing when it will complete an evaluation and review of Mimran’s internal controls over financial reporting. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Except as set forth above, there have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of this report, Seaboard may repurchase up to $100 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 9 to the condensed consolidated financial statements for further discussion. There were no purchases made pursuant to Seaboard’s share repurchase program during the second quarter of 2018.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (“Seaboard”). Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, sugar, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates, including the impact in Argentina; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; or (xii) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: August 7, 2018

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: August 7, 2018