Form 10-Q
period 2018-09-29
SEABOARD CORP /DE/
filed 2018-10-31
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation  S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 1,170,550 shares of common stock, $1.00 par value per share, outstanding on October 26, 2018.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars except share and per share amounts)	2018	2017	2018	2017
Net sales:
Products (includes affiliate sales of $295, $293, $944 and $822)	$1,338	$1,135	$4,011	$3,413
Services (includes affiliate sales of $3, $0, $8 and $3)	273	238	815	732
Other	40	29	95	78
Total net sales	1,651	1,402	4,921	4,223
Cost of sales and operating expenses:
Products	1,267	1,028	3,721	3,106
Services	235	206	717	641
Other	27	20	73	61
Total cost of sales and operating expenses	1,529	1,254	4,511	3,808
Gross income	122	148	410	415
Selling, general and administrative expenses	85	75	244	219
Operating income	37	73	166	196
Other income (expense):
Interest expense	(12)	(9)	(31)	(19)
Interest income	3	2	7	9
Interest income from affiliates	—	6	2	18
Loss from affiliates	(18)	(3)	(40)	(10)
Other investment income, net	40	54	15	119
Foreign currency gains, net	9	3	7	12
Miscellaneous, net	1	(2)	(1)	(5)
Total other income (expense), net	23	51	(41)	124
Earnings before income taxes	60	124	125	320
Income tax expense	(26)	(43)	(52)	(96)
Net earnings	$34	$81	$73	$224
Less: Net loss attributable to noncontrolling interests	1	—	1	—
Net earnings attributable to Seaboard	$35	$81	$74	$224

Earnings per common share	$29.93	$69.28	$62.96	$191.63

Other comprehensive income (loss), net of income tax benefit (expense) of $(1), $1, $0 and $0:
Foreign currency translation adjustment	(25)	(2)	(52)	(3)
Unrealized gain on investments	—	—	—	3
Unrecognized pension cost	1	1	(1)	3
Other comprehensive income (loss), net of tax	$(24)	$(1)	$(53)	$3
Comprehensive income	10	80	20	227
Less: Comprehensive loss attributable to noncontrolling interests	1	—	1	—
Comprehensive income attributable to Seaboard	$11	$80	$21	$227

Average number of shares outstanding	1,170,550	1,170,550	1,170,550	1,170,550

Dividends declared per common share	$1.50	$1.50	$4.50	$4.50

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 29,	December 31,
(Millions of dollars except share and per share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$78	$116
Short-term investments	1,590	1,576
Receivables, net	506	482
Inventories	874	780
Other current assets	124	174
Total current assets	3,172	3,128
Net property, plant and equipment	1,098	1,077
Investments in and advances to affiliates	823	851
Other non-current assets	342	105
Total assets	$5,435	$5,161
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$162	$162
Current maturities of long-term debt	10	53
Accounts payable	227	272
Deferred revenue	83	81
Other current liabilities	287	250
Total current liabilities	769	818
Long-term debt, less current maturities	741	482
Deferred income taxes	143	112
Long-term income tax liability	95	111
Other liabilities	261	230
Total non-current liabilities	1,240	935
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,170,550 shares	1	1
Accumulated other comprehensive loss	(414)	(354)
Retained earnings	3,825	3,750
Total Seaboard stockholders’ equity	3,412	3,397
Noncontrolling interests	14	11
Total equity	3,426	3,408
Total liabilities and stockholders’ equity	$5,435	$5,161

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(Millions of dollars)	2018	2017
Cash flows from operating activities:
Net earnings	$73	$224
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	101	88
Deferred income taxes	2	44
Loss from affiliates	40	10
Dividends received from affiliates	20	24
Other investment income, net	(15)	(119)
Other, net	16	(10)
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	(8)	14
Inventories	(106)	(67)
Other current assets	60	(10)
Current liabilities, exclusive of debt	(28)	(5)
Other, net	11	5
Net cash from operating activities	166	198
Cash flows from investing activities:
Purchase of short-term investments	(685)	(420)
Proceeds from the sale of short-term investments	667	428
Proceeds from the maturity of short-term investments	32	42
Capital expenditures	(95)	(118)
Cash paid for acquisition of businesses	(270)	(54)
Investments in and advances to affiliates, net	(26)	(87)
Principal payments received on notes receivable from affiliates	4	3
Purchase of long-term investments	(17)	(9)
Other, net	4	(1)
Net cash from investing activities	(386)	(216)
Cash flows from financing activities:
Notes payable to banks, net	13	(20)
Proceeds from long-term debt	222	38
Principal payments of long-term debt	(43)	(13)
Dividends paid	(6)	(6)
Other, net	(1)	—
Net cash from financing activities	185	(1)
Effect of exchange rate changes on cash and cash equivalents	(3)	3
Net change in cash and cash equivalents	(38)	(16)
Cash and cash equivalents at beginning of year	116	77
Cash and cash equivalents at end of period	$78	$61

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

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100%. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100%. As a result, Seaboard adopted highly inflationary accounting as of July 1, 2018, for Seaboard’s Sugar segment. Under highly inflationary accounting, the Sugar segment’s functional currency became the U.S. dollar, and its income statement and balance sheet was measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities are reflected in foreign currency gains (losses), net. For the three month period ended September 29, 2018, Seaboard recognized $8 million in foreign currency gains related to the adoption of highly inflationary accounting as a result of its net monetary liability position.

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

On January 1, 2018, Seaboard adopted guidance that requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component is eligible for capitalization in inventory. The other components of net periodic benefit cost are presented outside of operating income and are not capitalizable. For the three and nine month periods of 2017, $2 million and $5 million, respectively, of net periodic benefit cost was reclassified from selling, general and administrative expenses to miscellaneous, net below operating income. Seaboard elected to apply the practical expedient to estimate amounts for comparative periods.

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

Recently Issued Accounting Standard Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that a lessee should record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The recognition, measurement, and presentation of expenses and cash flows arising from a financing lease have not significantly changed from the previous guidance. For operating leases, a lessee is required to: (1) recognize a ROU asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (3) classify all cash payments within operating activities in the statement of cash flows. Seaboard will adopt this guidance on January 1, 2019, for all consolidated subsidiaries and plans to apply most practical expedients and the optional transition relief issued in July 2018 that permits the recognition and measurement of leases at the date of adoption. Therefore, Seaboard will not restate comparative period financial information for the effects of this accounting standard. While Seaboard continues its process of assessing its leases and evaluating the effects this guidance will have on its consolidated financial statements, Seaboard expects the adoption will have a material increase in assets and liabilities on the consolidated balance sheet due to the recording of ROU assets and corresponding lease liabilities. Seaboard believes the most significant effects will relate to the recognition of new ROU assets and lease liabilities on its balance sheet for port and contract grower operating leases. Seaboard is in the process of implementing a new lease accounting system and evaluating its processes and internal controls. See Note 10 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2017, for information about Seaboard’s lease obligations.

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

Seaboard has multiple segments with diverse revenue streams. For additional information on Seaboard’s segments, see Note 10. The following tables present Seaboard’s sales disaggregated by revenue source and segment for the three and nine month periods ended September 29, 2018.

	Three Months Ended September 29, 2018
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$334	$894	$—	$39	$—	$5	$1,272
Transportation	4	—	259	—	—	—	263
Energy	66	—	—	4	34	—	104
Other	8	4	—	—	—	—	12
Segment/Consolidated Totals	$412	$898	$259	$43	$34	$5	$1,651

	Nine Months Ended September 29, 2018
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,060	$2,560	$—	$149	$—	$13	$3,782
Transportation	12	—	771	—	—	—	783
Energy	225	—	—	6	88	—	319
Other	23	14	—	—	—	—	37
Segment/Consolidated Totals	$1,320	$2,574	$771	$155	$88	$13	$4,921

Revenue from goods and services transferred to customers at a single point in time accounted for approximately 85% of Seaboard’s net sales for the nine month period of 2018. Substantially all of the sales in Seaboard’s Marine segment are recognized ratably over the transit time for each voyage as Seaboard believes this is a faithful depiction of the performance obligation to its customers.

Almost all of Seaboard’s contracts with its customers are short-term, defined as less than one year. As of September 29, 2018, Seaboard had $14 million of remaining performance obligations that were unsatisfied, of which 11% is expected to be recognized as net sales in the fourth quarter of 2018, an additional 44% in 2019, and the remaining balance thereafter. Seaboard elected to use all practical expedients and therefore will not disclose the value of unsatisfied performance obligations for: (i) contracts with an original expected length of one year or less; and (ii) contracts for which revenue is recognized at the amount to which it has the right to invoice for services performed. Also, Seaboard will recognize a financing component only on obligations that extend longer than one year.

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The Commodity Trading and Milling (“CT&M”) segment, which operates internationally with sales in Africa, South America, the Caribbean and Asia, requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a ship is on the water and has not arrived at the designated port. The Pork segment has a marketing agreement with Triumph Foods, LLC, of which certain fees paid at commencement are recognized over the term of the agreement. Deferred revenue balances are reduced when revenue is recognized. Deferred revenue recognized as revenue for the three and nine month periods of 2018 was $73 million and $229 million, respectively.

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

Consolidated Statement of Comprehensive Income

	Three Months Ended			Nine Months Ended
	September 29, 2018			September 29, 2018
	Balances Without			Balances Without
	Adoption		As	Adoption		As
(Millions of dollars)	of Topic 606	Adjustments	Reported	of Topic 606	Adjustments	Reported
Total net sales	$1,658	$(7)	$1,651	$4,899	$22	$4,921
Total cost of sales	$1,534	$(5)	$1,529	$4,488	$23	$4,511
Net earnings	$36	$(2)	$34	$74	$(1)	$73

Consolidated Balance Sheet	September 29, 2018
	Balances Without		As
(Millions of dollars)	Adoption of Topic 606	Adjustments	Reported
Receivables, net	$500	$6	$506
Inventories	$907	$(33)	$874
Deferred revenue	$109	$(26)	$83
Total Seaboard stockholders’ equity	$3,413	$(1)	$3,412

Consolidated Statement of Cash Flows	Nine Months Ended September 29, 2018
	Balances Without		As
(Millions of dollars)	Adoption of Topic 606	Adjustments	Reported
Net earnings	$74	$(1)	$73
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	$(2)	$(6)	$(8)
Inventories	$(139)	$33	$(106)
Current liabilities, exclusive of debt	$(2)	$(26)	$(28)

Note 3 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities held at September 29, 2018 and December 31, 2017.

	September 29,	December 31,
(Millions of dollars)	2018	2017
Domestic equity securities	$812	$752
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	399	439
Foreign equity securities	305	319
Collateralized loan obligations	31	29
High yield securities	21	21
Term deposits	10	—
Money market funds held in trading accounts	7	10
Other trading securities	5	6
Total trading short-term investments	$1,590	$1,576

Seaboard had $107 million of equity securities denominated in foreign currencies at September 29, 2018, with $43 million in euros, $24 million in Japanese yen, $20 million in British pounds, $6 million in Swiss francs and the remaining $14 million in various other currencies. At December 31, 2017, Seaboard had $114 million of equity securities denominated in foreign currencies, with $48 million in euros, $25 million in Japanese yen, $20 million in British pounds, $6 million in Swiss francs and the remaining $15 million in various other currencies. Also, term deposits are denominated in the West African franc.

The change in unrealized gains related to trading securities still held at the end of the respective reporting period was $37 million and $15 million for the three and nine months ended September 29, 2018, respectively, and $54 million and $114 million for the three and nine months ended September 30, 2017, respectively.

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the condensed consolidated balance sheets. See Note 6 to the condensed consolidated financial statements for information on the types of trading securities held related to the deferred compensation plans.

Note 4 – Inventories

The following is a summary of inventories at September 29, 2018 and December 31, 2017:

	September 29,	December 31,
(Millions of dollars)	2018	2017
At lower of LIFO cost or market:
Live hogs and materials	$345	$313
Fresh pork and materials	38	28
	383	341
LIFO adjustment	(39)	(31)
Total inventories at lower of LIFO cost or market	344	310
At lower of FIFO cost and net realizable value:
Grains, oilseeds and other commodities	292	253
Sugar produced and in process	29	38
Other	63	90
Total inventories at lower of FIFO cost and net realizable value	384	381
Grain, flour and feed at lower of weighted average cost and net realizable value	146	89
Total inventories	$874	$780

Note 5 – Income Taxes

Pursuant to the measurement period permitted in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 118 for the Tax Cuts and Jobs Act (“2017 Tax Act”), Seaboard increased its provisional tax impact by $13 million during the third quarter of 2018 related to mandatory deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. The ultimate impact may differ, possibly materially, from Seaboard’s provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions Seaboard has made, additional regulatory guidance that may be issued and actions Seaboard may take as a result of the 2017 Tax Act. The accounting will be completed during the fourth quarter of 2018. Seaboard’s projected annual income tax rate for 2018 includes less than $1 million of anticipated tax expense associated with the global intangible low-taxed income (“GILTI”) provision and the base-erosion and anti-abuse tax (“BEAT”) provision.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of September 29, 2018 and also the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	September 29,
(Millions of dollars)	2018	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$812	$812	$—	$—
Domestic debt securities held in mutual funds/ETFs/U.S. Treasuries	399	397	2	—
Foreign equity securities	305	305	—	—
Collateralized loan obligations	31	—	31	—
High yield securities	21	21	—	—
Term deposits	10	10	—	—
Money market funds held in trading accounts	7	7	—	—
Other trading securities	5	5	—	—
Trading securities – other current assets:
Domestic equity securities	37	37	—	—
Money market fund held in trading accounts	5	5	—	—
Foreign equity securities	3	3	—	—
Fixed income securities	3	3	—	—
Other	2	1	1	—
Derivatives:
Commodities (1)	2	2	—	—
Foreign currencies	1	—	1	—
Total Assets	$1,643	$1,608	$35	$—
Liabilities:
Contingent consideration	$14	$—	$—	$14
Derivatives:
Commodities (1)	10	10	—	—
Total Liabilities	$24	$10	$—	$14

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of September 29, 2018, the commodity derivatives had a margin account balance of $25 million resulting in a net other current asset in the condensed consolidated balance sheet of $17 million.

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

The fair value of Seaboard’s contingent consideration recorded in conjunction with the acquisition discussed further in Note 10 was classified as a level 3 in the fair value hierarchy since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. In future reporting periods, Seaboard will remeasure the estimated fair value of the contingent consideration liability until settled. There was no change to the estimated fair value during the third quarter of 2018.

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. As the derivatives discussed below are not accounted for as hedges, fluctuations in the related commodity prices, foreign currency exchange rates and equity prices could have a material impact on earnings in any given reporting period. Seaboard also enters into speculative derivative transactions not directly related to its raw material requirements. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2017.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. At September 29, 2018, Seaboard had open net derivative contracts to purchase 31 million pounds of soybean oil, 5 million pounds of hogs and 1 million bushels of grain and open net derivative contracts to sell 7 million gallons of heating oil. At December 31, 2017, Seaboard had open net derivative contracts to purchase 29 million bushels of grain and 1 million pounds of soybean oil and open net derivative contracts to sell 13 million pounds of hogs and 7 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the condensed consolidated statements of comprehensive income. At September 29, 2018 and December 31, 2017, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $49 million and $20 million, respectively, primarily related to the South African rand, Canadian dollar and the euro.

Equity Futures Contracts

Seaboard enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Equity futures contracts are recorded at fair value with changes in value marked-to-market as a component of other investment income (loss), net in the condensed consolidated statements of comprehensive income. The notional amounts of these equity futures contracts were $13 million and $0 million at September 29, 2018 and December 31, 2017, respectively.

Counterparty Credit Risk

From time to time, Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements should the counterparties fail to perform according to the terms of the applicable agreements. As of September 29, 2018, Seaboard had a maximum amount of loss due to credit risk of $1 million with six counterparties related to foreign currency exchange agreements. Seaboard does not hold any collateral related to these agreements.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income for the three and nine months ended September 29, 2018 and September 30, 2017.

		Three Months Ended		Nine Months Ended
		September 29,	September 30,	September 29,	September 30,
(Millions of dollars)		2018	2017	2018	2017
Commodities	Cost of sales	$—	$(6)	$(16)	$(5)
Foreign currencies	Cost of sales	2	2	(2)	(3)
Foreign currencies	Foreign currency gains (losses), net	—	(1)	—	(2)
Equity	Other investment income (loss), net	—	—	(10)	—

The following table provides the fair value of each type of derivative held as of September 29, 2018 and December 31, 2017 and where each derivative is included in the condensed consolidated balance sheets.

		Asset Derivatives			Liability Derivatives
		September 29,	December 31,		September 29,	December 31,
(Millions of dollars)		2018	2017		2018	2017
Commodities(1)	Other current assets	$2	$4	Other current liabilities	$10	$6
Foreign currencies	Other current assets	1	3	Other current liabilities	—	6
Equity (1)	Short-term investments	—	—	Short-term investments	—	—

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of September 29, 2018 and December 31, 2017, the commodity derivatives had a margin account balance of $25 million and $20 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $17 million and $18 million, respectively. Seaboard’s equity derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 7 – Employee Benefits

Seaboard has a defined benefit pension plan for certain domestic salaried and clerical employees. At this time, no contributions are expected to be made to the plan in 2018. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

Of the total net periodic benefit cost presented in the table below, the service cost component is recorded in either cost of sales or selling, general and administrative expenses depending upon the employee. The other components of net periodic benefit cost are recorded in miscellaneous, net in the condensed consolidated statements of comprehensive income.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$2	$2	$7	$6
Interest cost	3	3	8	8
Expected return on plan assets	(3)	(2)	(8)	(7)
Amortization and other	2	1	5	4
Net periodic benefit cost	$4	$4	$12	$11

Note 8 – Notes Payable, Long-Term Debt, Commitments and Contingencies

Notes Payable

Of the $162 million of notes payable outstanding at September 29, 2018, all were related to foreign subsidiaries, with $71 million denominated in South African rand, $22 million denominated in Canadian dollars, $19 million denominated in Argentine pesos, $5 million denominated in Zambian kwacha and $2 million denominated in euros. The weighted average interest rate for outstanding notes payable was 10.63% and 10.48% at September 29, 2018 and December 31, 2017, respectively. As of September 29, 2018, Seaboard had uncommitted credit lines totaling $582 million, of which $497 million related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines at September 29, 2018 was reduced by $162 million drawn under the uncommitted lines and $23 million of letters of credit. The notes payable under the credit lines are unsecured and do not require compensating balances.

Also, Seaboard has a $100 million committed credit line secured by certain short-term investments, with no balance outstanding as of September 29, 2018. During the third quarter of 2018, Seaboard renewed this credit line for another year until September 27, 2019, with no other changes to the agreement.

Long-Term Debt

On September 25, 2018, Seaboard entered into an Amended and Restated Term Loan Credit Agreement (“Credit Agreement”) that replaced Seaboard Foods LLC’s (“Seaboard Foods”) $500 million unsecured term loan with a $700 million unsecured term loan (“Term Loan”) and extended the maturity from December 4, 2022 to September 25, 2028. Seaboard received proceeds of $220 million, net of certain costs, of which some were capitalized and amortized to interest expense using the effective interest method. The Term Loan provides for quarterly payments of the principal balance pursuant to the revised amortization schedule set forth in the Credit Agreement, with the balance due on the maturity date. The Term Loan bears interest at fluctuating rates based on various margins over a Base Rate, LIBOR or a Quoted Rate, at the option of Seaboard.

The Term Loan requires, among other terms, the maintenance of certain ratios involving a maximum debt to capitalization ratio, which shall not exceed 50% at the end of any fiscal quarter, and minimum tangible net worth, as defined, of not less than $2,500 million plus 25% of cumulative consolidated net income. The Term Loan also includes restrictions of certain subsidiaries to grant liens on assets, incur indebtedness over 15% of consolidated tangible net worth, make certain acquisitions, investments and asset dispositions in excess of specified amounts and limits aggregate dividend payments to $100 million per year under certain circumstances. Seaboard has guaranteed all obligations of Seaboard Foods under the Term Loan.

In conjunction with the acquisition discussed in Note 10, Seaboard incurred a euro-denominated note payable due to the sellers valued at $45 million at September 29, 2018. The change in value from the date of acquisition to the current reporting period reflects foreign currency fluctuations and the accretion of the discount to the note payable face value over the term that is recorded as additional interest expense. This foreign subsidiary obligation bears interest at an annual rate of 3.25%, with interest due annually on the anniversary date, until maturity on January 5, 2021.

The following is a summary of long-term debt:

	September 29,	December 31,
(Millions of dollars)	2018	2017
Term Loan due 2028	$700	$—
Term Loan due 2022	—	484
Foreign subsidiary obligations due 2019 through 2023	52	52
Total long-term debt at face value	752	536
Current maturities of long-term debt and unamortized discount and costs	(11)	(54)
Long-term debt, less current maturities and unamortized discount and costs	$741	$482

The interest rate on the Term Loan was 3.84% and 3.20% at September 29, 2018 and December 31, 2017, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 4.22% and 21.80% at September 29, 2018 and December 31, 2017, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of September 29, 2018.

Contingencies

On June 28, 2018, Wanda Duryea and eleven other indirect purchasers of pork products, acting on behalf of themselves and a putative class of indirect purchasers of pork products, filed a class action complaint in the U.S. District Court for the District of Minnesota against several pork processors, including Seaboard Foods and Agri Stats, Inc., a company described in the complaint as a data sharing service. Subsequent to the filing of this initial complaint, additional class action complaints making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the U.S. District Court for the District of Minnesota. The complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating their output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and state common law claims for unjust enrichment. The complaints also allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The complaints were amended and consolidated, and the cases are now organized into three consolidated putative class actions brought on behalf of (a) direct purchasers, (b) consumer indirect purchasers, and (c) commercial and institutional indirect purchasers.  The amended complaints named Seaboard

Corporation as an additional defendant. Seaboard intends to defend these cases vigorously. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from these suits, or to estimate the amount of potential loss, if any, resulting from the suits.

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

Contingent Obligations

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of September 29, 2018, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote. See Notes Payable above for discussion of letters of credit.

Note 9 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard has a share repurchase program in place that was approved by its Board of Directors and is in effect through October 31, 2019. As of September 29, 2018, the authorized amount of repurchases under the share repurchase program remained at $100 million. Seaboard did not repurchase any shares of common stock during the three and nine months ended September 29, 2018. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5‑1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with SEC regulations and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion.

The changes in the components of other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Foreign currency translation adjustment	$(25)	$(2)	$(52)	$(3)
Unrealized gain on investments (1)	—	—	—	3
Unrecognized pension cost (2)	1	1	(1)	3
Other comprehensive income (loss), net of tax	$(24)	$(1)	$(53)	$3

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

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	September 29,	December 31,
(Millions of dollars)	2018	2017
Cumulative foreign currency translation adjustment	$(349)	$(297)
Unrealized gain on investments	—	7
Unrecognized pension cost	(65)	(64)
Total accumulated other comprehensive loss	$(414)	$(354)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar segment. Argentina was determined by management to be a highly inflationary economy in the second quarter of 2018, and as a result, the Sugar segment’s functional currency is the U.S. dollar effective in the third quarter of 2018 until the economic environment stabilizes. See Note 1 to the condensed consolidated financial statements for further discussion of this determination and its impact. Management cannot predict the volatility in the currency exchange rate.

For the nine month period ended September 29, 2018, less than $1 million of income taxes for the cumulative foreign currency translation adjustment was recorded because substantially all of the adjustment related to foreign subsidiaries for which no tax benefit was recorded.  See Note 5 for discussion of the election to change the tax status of a wholly-owned subsidiary from a partnership to a corporation.  At September 30, 2017, income taxes for the cumulative foreign currency translation adjustment was recorded using a 35% effective tax rate except for $88 million related to certain subsidiaries for which no tax benefit was recorded. At September 29, 2018 and September 30, 2017, income taxes for the cumulative unrecognized pension cost were recorded using an effective tax rate of 26% and 39%, respectively, except for unrecognized pension cost of $23 million and $18 million, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

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

The intangible assets include $28 million allocated to trade names, amortizable over 7‑9 years, and $72 million allocated to customer relationships, amortizable over 7‑11 years. Goodwill represents Mimran’s market presence and its experienced workforce. The intangible assets and goodwill are not deductible for income tax purposes.

Certain Mimran entities acquired are accounted for on a three-month lag and use local currency as their functional currency. For the three and nine month periods ended September 29, 2018, net sales of $120 million and $272 million, respectively, and net earnings of $5 million and $14 million, respectively, were recognized in Seaboard’s condensed consolidated financial statements from the date of acquisition. Translation gains and losses are recorded as components of other comprehensive income (loss). Acquisition costs, incurred primarily in 2017, of $1 million were expensed in selling, general and administrative expenses.

The following unaudited pro forma information presents the combined consolidated financial results for Seaboard as if the acquisition had been completed at January 1, 2017.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars except per share amounts)	2018	2017	2018	2017
Net sales	$1,651	$1,475	$4,981	$4,431
Net earnings	$35	$87	$78	$243
Earnings per common share	$29.93	$74.42	$67.90	$207.81

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

The CT&M segment has a 50% noncontrolling interest in a bakery located in the DRC. Seaboard’s investment balance is zero. As part of its original investment, Seaboard has an interest bearing long-term note receivable from this affiliate that had an aggregate principal and interest balance of approximately $8 million and $15 million at September 29, 2018 and December 31, 2017, respectively, all classified as long-term in other non-current assets given uncertainty of the timing of payments in the future. The note receivable is 50% guaranteed by the other shareholder in the entity. Seaboard recorded this entity’s current period losses against the note receivable, and the losses were $3 million and $7 million for three and nine months ended September 29, 2018, respectively. If the future long-term cash flows of this bakery do not improve, more of the recorded value of this note receivable could be deemed uncollectible in the future, which could result in a further charge to earnings.

The Marine segment has a 36% noncontrolling interest in a holding company that owns a Caribbean terminal operation. During the first quarter of 2017, the holding company’s terminal operations encountered the loss of a customer and defaulted on certain third-party debt obligations. In addition, third-party engineering studies identified significant unexpected construction modifications needed for the terminal operation. As a result, Seaboard evaluated its investment and receivables for impairment and recorded a $5 million charge on its investment, a $1 million charge on its convertible note receivable and a $3 million allowance on its affiliate receivables. The holding company is investigating various strategic alternatives, such as additional capital calls, refinancing of the third-party debt and restructuring of the affiliate equity and receivables, which includes the deferral of all affiliated receivable payments until such future time as cash flow is sufficient to pay all third-party debt. If future long-term cash flows do not improve, there is a possibility that there could be additional charges.

In March 2017, the Power segment was notified by the Ministry of Environment and Natural Resources (the “Ministry”), a division within the Dominican Republic government, that it would not renew the environmental license for Seaboard’s power plant on a barge located in the Ozama River, which would have required Seaboard to find a new location for its power plant by the third quarter of 2018. However, during the first quarter of 2018, the Ministry renewed Seaboard’s environmental license to operate the power plant in its current location through 2020.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of September 29, 2018 and December 31, 2017, Butterball had total assets of $1,183 million and $999 million, respectively. Butterball’s summarized income statement information is as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$399	$439	$1,046	$1,143
Operating income (loss)	$(19)	$9	$(29)	$(1)
Net income (loss)	$(23)	$1	$(36)	$(21)

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

Sales to External Customers:	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Pork	$412	$404	$1,320	$1,188
Commodity Trading and Milling	898	694	2,574	2,122
Marine	259	225	771	691
Sugar	43	50	155	138
Power	34	25	88	72
All Other	5	4	13	12
Segment/Consolidated Totals	$1,651	$1,402	$4,921	$4,223

Operating Income (Loss):	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Pork	$2	$59	$111	$162
Commodity Trading and Milling	21	7	30	25
Marine	9	4	9	8
Sugar	5	6	17	12
Power	7	3	13	7
All Other	1	—	2	1
Segment Totals	45	79	182	215
Corporate	(8)	(6)	(16)	(19)
Consolidated Totals	$37	$73	$166	$196

Income (Loss) from Affiliates:	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Pork	$(8)	$(4)	$(21)	$(1)
Commodity Trading and Milling	(4)	(1)	(10)	5
Marine	—	(1)	1	(7)
Sugar	1	1	1	1
Power	4	2	7	3
Turkey	(11)	—	(18)	(11)
Segment/Consolidated Totals	$(18)	$(3)	$(40)	$(10)

Total Assets:	September 29,	December 31,
(Millions of dollars)	2018	2017
Pork	$1,298	$1,309
Commodity Trading and Milling	1,467	964
Marine	336	376
Sugar	135	197
Power	180	188
Turkey	292	315
All Other	8	4
Segment Totals	3,716	3,353
Corporate	1,719	1,808
Consolidated Totals	$5,435	$5,161

Investments in and Advances to Affiliates:	September 29,	December 31,
(Millions of dollars)	2018	2017
Pork	$207	$231
Commodity Trading and Milling	260	240
Marine	29	28
Sugar	4	4
Power	31	38
Turkey	292	310
Segment/Consolidated Totals	$823	$851

Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments of general corporate management oversight costs. Corporate assets include short-term investments, other current assets related to deferred compensation plans, fixed assets and other miscellaneous items. Corporate operating losses represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation plans, which are offset by the effect of the mark-to-market adjustments on these investments recorded in other investment income (loss), net.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of September 29, 2018 decreased $24 million to $1,668 million from December 31, 2017. The decrease was primarily the result of a business acquisition discussed below, partially offset by debt proceeds. Cash from operating activities decreased $32 million for the nine months ended September 29, 2018 compared to the same period in 2017, primarily as a result of lower cash from net earnings.

Capital Expenditures, Acquisitions and Other Investing Activities

During the nine months ended September 29, 2018, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $95 million in property, plant and equipment, of which $50 million was in the Pork segment, $22 million in the Commodity Trading and Milling (“CT&M”) segment, $15 million in the Marine segment and the remaining amount in other segments. The Pork segment expenditures were primarily for improvements to existing facilities and related equipment and additional hog finishing barns. The CT&M segment expenditures were mostly for milling assets. All other capital expenditures were primarily of a normal recurring nature such as replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2018, management has budgeted capital expenditures totaling $103 million. The Pork segment plans to spend $30 million primarily for additional hog finishing barns and processing plant expansion projects. The CT&M segment plans to spend $39 million primarily for milling assets and other improvements to existing facilities and related equipment. The Marine segment plans to spend $20 million primarily for additional cargo carrying and handling equipment and port improvements. The Sugar segment plans to spend $13 million primarily for increasing alcohol and fermentation capacity and improving logistics infrastructure. The balance of $1 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations. During the third quarter of 2018, Seaboard’s Pork segment entered into an approximate $103 million construction contract to expand the Guymon, Oklahoma, pork processing plant during 2019 and 2020. The plant will continue to operate at full production during the construction. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Seaboard’s Power segment has begun exploring strategic alternatives, including potentially purchasing another power barge and selling the existing power barge. In October 2018, the Pork segment’s joint venture, Seaboard Triumph Foods, LLC, commenced a second shift at its plant in Sioux City, Iowa. Seaboard is providing a portion of the hogs to be processed.

During the third quarter of 2018, Seaboard’s CT&M segment increased its ownership interest in a nonconsolidated affiliate and paid $5 million for shares purchased. During the first quarter of 2018, Seaboard’s CT&M segment acquired three flour mills and an associated grain trading business located in Senegal, Ivory Coast and Monaco for total consideration of $330 million, net of cash acquired. The acquisition was primarily funded using proceeds from Seaboard’s short-term investments and the incurrence of a note payable to the sellers. With this business, the CT&M segment expects to increase Seaboard’s flour and feed milling capacity and annual grain trading volumes. Also during the first quarter, Seaboard’s CT&M segment invested total consideration of $16 million for a 50% noncontrolling interest in a grain trading and flour milling business in Mauritania. See Note 10 to the condensed consolidated financial statements for further information on this acquisition and investment.

Financing Activities and Debt

As of September 29, 2018, Seaboard had short-term uncommitted credit lines totaling $582 million and a committed line totaling $100 million. Borrowings under the uncommitted lines of credit totaled $162 million, of which all related to foreign subsidiaries. Seaboard’s borrowing capacity under its uncommitted lines was further reduced by letters of credit totaling $23 million. There was no outstanding balance as of September 29, 2018 under the committed line, which was recently renewed for another year until September 27, 2019.

On September 25, 2018, Seaboard entered into an Amended and Restated Term Loan Credit Agreement (“Credit Agreement”) that replaced Seaboard Foods’ existing $500 million unsecured term loan with a $700 million unsecured term loan (“Term Loan”) and extended the maturity from December 4, 2022 to September 25, 2028. Seaboard received proceeds of $220 million, net of certain costs. The Term Loan provides for quarterly payments of the principal balance pursuant to the revised amortization schedule included in the Credit Agreement, with the balance due on the maturity date.

As of September 29, 2018, Seaboard also had $52 million of foreign subsidiary debt, primarily denominated in euros. Seaboard was in compliance with all restrictive covenants related to these loans and facilities as of September 29, 2018. See Note 8 to the condensed consolidated financial statements for further information on Seaboard’s debt and a summary of Seaboard’s contingent obligations, including guarantees issued to support certain activities of non-consolidated affiliates and third parties who provide services for Seaboard.

As of September 29, 2018, Seaboard had cash and short-term investments of $1,668 million and additional total net working capital of $735 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2018. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of September 29, 2018, $201 million of the $1,668 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries, and Seaboard could be required to accrue and pay taxes to repatriate these funds if needed for Seaboard’s operations in the United States. However, Seaboard’s intent is to permanently reinvest foreign profits, including all cash and short-term investments, and current plans do not demonstrate a need to repatriate them to fund Seaboard’s domestic operations.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2018 increased $249 million and $698 million, respectively, compared to the same periods in 2017. The three and nine month increases were primarily the result of higher volume of third-party and affiliate sales in the CT&M segment, higher volume and rates in the Marine segment and higher sales of biodiesel in the Pork segment. The nine-month increase also included the Federal blender’s credits in the Pork segment.

Operating income decreased $36 million and $30 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The decreases primarily reflected lower margins on pork products sold in the Pork segment, partially offset by higher margins in the CT&M segment and the Federal blender’s credits in the Pork segment for the nine month period.

Pork Segment

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$412	$404	$1,320	$1,188
Operating income	$2	$59	$111	$162
Loss from affiliates	$(8)	$(4)	$(21)	$(1)

Net sales for the Pork segment increased $8 million and $132 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The increase for the three month period was primarily the result of increased volumes of biodiesel, pork products and market hog sales. The increase for the nine month period was primarily the result of increased volumes of pork products sold, increased volumes and prices of biodiesel sales, the receipt of the Federal blender’s credits of $42 million and higher sales of market hogs to third parties and affiliates. The increases for the three and nine month periods of 2018 were partially offset by lower prices for pork products sold. See Note 10 to the condensed consolidated financial statements for further discussion of the Federal blender’s credits.

Operating income for the Pork segment decreased $57 million and $51 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to lower prices for pork products along with higher feed costs, partially offset by higher volumes of pork products sold and the Federal blender’s credits of $42 million as discussed above for the nine month period. Seaboard sells pork to international customers located in China and Mexico, among other countries, and recent incremental tariffs, the duration of which is uncertain, continue to have a negative impact on earnings. Management is unable to predict future market prices for pork products, the cost of feed or cost of third-party hogs. However, management anticipates negative operating income for this segment for the remainder of 2018.

Loss from affiliates increased $4 million and $20 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017, primarily due to the start-up of Seaboard Triumph Foods, LLC operations, which began in September 2017.

Commodity Trading and Milling Segment

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$898	$694	$2,574	$2,122
Operating income as reported	$21	$7	$30	$25
Mark-to-market losses (gains)	(8)	(3)	4	(7)
Operating income excluding mark-to-market adjustments	$13	$4	$34	$18
Income (loss) from affiliates	$(4)	$(1)	$(10)	$5

Net sales for the CT&M segment increased $204 million and $452 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The increases for the three and nine month periods primarily reflected higher volume of third-party and affiliate sales, including sales for Mimran, acquired in January 2018, partially offset by lower third-party sales prices in the nine month period of 2018.

Operating income for this segment increased $14 million and $5 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The increase for the three month period primarily reflected higher margins on third-party sales, predominantly related to Mimran and gains on mark-to-market derivative contracts, partially offset by higher selling, general and administrative costs related to Mimran. The increase for the nine month period primarily reflected higher margins on third-party sales, predominantly related to Mimran, partially offset by higher selling, general and administrative costs related to Mimran and losses on mark-to-market derivative contracts.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $8 million for the three month period of 2018 and higher by $4 million for the nine month period of 2018. Operating income for this segment would have been lower by $3 million and $7 million for the three and nine month periods of 2017, respectively, had mark-to-market accounting not been applied. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2018. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates decreased $3 million and $15 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017 primarily due to losses at an equity method investment located in the Democratic Republic of Congo (“DRC”) and price and volume volatility in other local markets of certain Seaboard affiliates. See Note 10 to the condensed consolidated financial statements for further information on the DRC affiliate. Based on the uncertainty of local political and economic environments in the countries in which Seaboard’s affiliates operate, management cannot predict future results.

Marine Segment

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$259	$225	$771	$691
Operating income	$9	$4	$9	$8
Income (loss) from affiliates	$—	$(1)	$1	$(7)

Net sales for the Marine segment increased $34 million and $80 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The increases were primarily the result of higher volumes and rates in certain markets during 2018 compared to 2017.

Operating income increased $5 million and $1 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The increases were primarily the result of higher revenues, partially offset by higher voyage costs related to fuel price increases and other expenses. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2018. However, management anticipates this segment will have positive operating income for the remainder of 2018.

Income from affiliates increased $1 million and $8 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. For the nine month period, the change was primarily due to an other-than-temporary impairment charge of $6 million incurred in the first quarter of 2017 related to Seaboard’s equity-method investment in a holding company that owns a terminal operation. See Note 10 to the condensed consolidated financial statements for further information on this affiliate.

Sugar Segment

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$43	$50	$155	$138
Operating income	$5	$6	$17	$12
Income from affiliates	$1	$1	$1	$1

Net sales for the Sugar segment decreased $7 million and increased $17 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The decrease for the three month period primarily reflected lower prices on sugar and alcohol sold, partially offset by higher volumes of sugar and alcohol sold. The increase for the nine month period primarily reflected higher volumes of alcohol, partially offset by lower prices of alcohol sold. Sugar and alcohol sales are denominated in Argentine pesos. Any increase in local sale prices was partially offset by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate. Argentina was determined by management to be a highly inflationary economy in the second quarter of 2018, and as a result, the Sugar segment’s functional currency is the U.S. dollar effective in the third quarter of 2018 until the economic environment stabilizes.

Operating income for the Sugar segment decreased $1 million and increased $5 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The decrease for the three month period primarily reflected lower margins on sugar and alcohol sold. The increase for the nine month period primarily reflected higher sales volumes of alcohol and sugar and lower production costs, partially offset by lower prices. Sugar costs for the nine months of 2018 included a total of $5 million in severance costs related to a restructuring of its workforce. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2018.

Power Segment

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Net sales	$34	$25	$88	$72
Operating income	$7	$3	$13	$7
Income from affiliates	$4	$2	$7	$3

Net sales for the Power segment increased $9 million and $16 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The increases primarily reflected higher spot market rates.

Operating income for the Power segment increased $4 million and $6 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The increases primarily reflected higher spot market rates, partially offset by higher fuel costs. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2018.

Turkey Segment

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Millions of dollars)	2018	2017	2018	2017
Loss from affiliates	$(11)	$—	$(18)	$(11)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). The increases in loss from affiliates for the three and nine month periods of 2018 compared to the same periods in 2017 were primarily the result of lower volumes of turkey products sold in 2018 and higher logistics and production costs, partially offset by Seaboard’s proportionate share of the Montgomery, Illinois plant closure impairment charge during the three and nine month periods of 2017 of $1 million and $12 million, respectively. Management is unable to predict future market prices for turkey products or the cost of feed. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $10 million and $25 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The increases were primarily due to the January 2018 acquisition of Mimran. As a percentage of total net sales, SG&A was 5% for the nine months of 2018 and 2017.

Interest Expense

Interest expense increased $3 million and $12 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The increases were primarily due to an increase in interest rates, less capitalized interest and more debt outstanding.

Interest Income from Affiliates

Interest income from affiliates decreased $6 million and $16 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017 primarily due to a note receivable with Butterball that was repaid in December 2017.

Other Investment Income, Net

Other investment income, net decreased $14 million and $104 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017 primarily due to unrealized losses on short-term investments due to mark-to-market fluctuations, partially offset by realized gains.

Foreign Currency Gains, Net

Foreign currency gains, net increased $6 million and decreased $5 million for the three and nine month periods of 2018, respectively, compared to the same periods in 2017. The increase for the three month period primarily reflected gains from the functional currency change at Seaboard’s Argentine subsidiary effective in the third quarter as further discussed in Note 1 to the condensed consolidated financial statements. The decrease for the nine month period reflected losses in the Zambian kwacha, euro and British pound, partially offset by gains in the South African rand and Argentine peso as discussed above among fluctuations of other currency exchange rates in several foreign countries. The political and economic conditions of the countries in which Seaboard operates and does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard. Although Seaboard does not utilize hedge accounting, Seaboard does utilize foreign currency exchange agreements to manage its risks and exposure to foreign currency fluctuations. Management believes gains and losses on commodity transactions, including the mark-to-market effects, of such foreign currency exchange agreements relate to the underlying commodity transactions and classifies such gains and losses in cost of sales. All other gains and losses on foreign currency exchange agreements are included in foreign currency gains (losses), net.

Income Tax Expense

The effective tax rate for the three and nine month periods of 2018 was higher than that for the three and nine month periods of 2017 primarily due to the change in tax classification of a wholly-owned subsidiary from a partnership to a corporation, updated provisional tax related to the Tax Cuts and Jobs Act (“2017 Tax Act”) and a change in mix of domestic and foreign earnings from the prior year, partially offset by tax exempt income from the retroactive extension of the 2017 Federal blender’s credits during the first quarter of 2018 and the lower statutory U.S. Federal income tax rate.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of September 29, 2018. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — On January 5, 2018, Seaboard acquired five entities operating as Groupe Mimran (“Mimran”) as further disclosed in Note 10 to the condensed consolidated financial statements. Management is reviewing and evaluating its internal control procedures and the design of those procedures related to these Mimran entities and assessing when it will complete an evaluation and review of Mimran’s internal controls over financial reporting. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Except as set forth above, there have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended September 29, 2018 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of this report, Seaboard may repurchase up to $100 million market value of its common stock from time to time in open market or privately negotiated purchases under its share repurchase program. See Note 9 to the condensed consolidated financial statements for further discussion. There were no purchases made pursuant to Seaboard’s share repurchase program during the third quarter of 2018.

Item 6.	Exhibits

Exhibit No.	Description

10.1

Amended and Restated Term Loan Credit Agreement dated September 25, 2018 by and among Seaboard Corporation, Seaboard Foods LLC, CoBank, ACB, Farm Credit Services of America, PCA and other lenders. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K filed September 27, 2018.

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

Date: October 31, 2018

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: October 31, 2018