Form 10-K
period 2018-12-31
SEABOARD CORP /DE/
filed 2019-02-20
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 260,866 shares of Seaboard common stock held by nonaffiliates was approximately $1,033,744,133, based on the closing price of $3,962.74 per share on June 30, 2018, the end of Seaboard’s most recently completed second fiscal quarter. As of January 31, 2019, the number of shares of common stock outstanding was 1,167,771.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) Seaboard Corporation’s annual report to stockholders furnished to the SEC pursuant to Rule 14a-3(b) – Parts I and II; and (2) Seaboard Corporation’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018, pursuant to Regulation 14A for the 2019 annual meeting of stockholders – Part III.

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

FORM 10-K

SEABOARD CORPORATION

PART I

Item 1.  Business

General Development of Business

Seaboard Corporation was originally founded in 1918 as a flour brokerage business and was organized as a Delaware corporation in 1946. Seaboard Corporation and its subsidiaries (“Seaboard”) together comprise a diverse global agribusiness and transportation company. In the United States (“U.S.”), Seaboard is primarily engaged in hog production, pork processing and ocean transportation. Overseas, Seaboard is primarily engaged in commodity merchandising, grain processing, sugar and alcohol production and electric power generation. Seaboard also has an equity method investment in Butterball, LLC (“Butterball”), a producer and processor of branded and non-branded turkey products. See the captions “Principal Products and Services” and “Status of Product or Segment” below on specific developments for each division.

Approximately 76% of the outstanding common stock of Seaboard is collectively owned by Seaboard Flour LLC and SFC Preferred, LLC. Mr. Steven J. Bresky, President and Chief Executive Officer of Seaboard, and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred, LLC, which are Delaware limited liability companies.

Description of Business

Principal Products and Services

Pork Division – Seaboard, through its subsidiary Seaboard Foods LLC, engages in the business of hog production and pork processing in the U.S. Seaboard’s Pork division is a vertically integrated pork producer that primarily produces and sells fresh and frozen pork products to further processors, foodservice operators, grocery stores, distributors and retail outlets. This division’s sales are primarily to U.S. customers with some export sales to Japan, Mexico, China and numerous other foreign markets. Pork products include fresh pork, such as loins, tenderloins and ribs which are primarily sold to distributors and grocery stores and fresh and frozen pork products sold in bulk to further processors who produce products, such as lunchmeat, ham, bacon and sausage.

The Pork division’s pork processing plant, located in Guymon, Oklahoma, generally operates at a daily double-shift processing capacity of approximately six million hogs annually. Seaboard also has a ham boning and processing plant in Mexico. In 2018, Seaboard raised approximately 89% of the hogs processed at its processing plant, with the remaining hog requirements purchased primarily under contracts from independent producers. Seaboard’s hog production facilities consist of genetic and commercial breeding, farrowing, nursery and finishing buildings located in the Central U.S. These facilities have a capacity to produce over six million hogs annually. Seaboard owns and operates seven centrally located feed mills to provide formulated feed to these hogs.

The Pork division produces biodiesel at facilities in Oklahoma and Missouri which is sold to third parties. Biodiesel is produced from pork fat supplied by the division’s Oklahoma pork processing plant and from other animal fat and vegetable oil purchased from third parties. The biodiesel is sold to fuel blenders for distribution.

Seaboard has a 50% noncontrolling interest in Seaboard Triumph Foods, LLC (“STF”), which operates a pork processing plant located in Iowa. STF began single-shift operations in September 2017 and a second shift commenced in October 2018. STF’s plant is designed to process about six million market hogs annually when operating at full capacity, which is expected to occur by the end of 2019. Seaboard has agreements with STF and Triumph Foods, LLC (“Triumph”), an independent pork processor, to market substantially all pork products produced at STF’s and Triumph’s pork processing plants. Seaboard and Triumph also sell a portion of the hogs they raise to the STF plant to be processed. Seaboard’s sales prices for its pork products are primarily based on a margin sharing arrangement that considers the average sales price and mix of products sold from the Seaboard, Triumph and STF pork processing plants.

FORM 10-K

SEABOARD CORPORATION

Commodity Trading and Milling Division – Seaboard’s Commodity Trading and Milling (“CT&M”) division, which is managed under the name of Seaboard Overseas and Trading Group, is an integrated agricultural commodity trading, processing and logistics company. Overall, the CT&M division has facilities in 31 countries, primarily in Africa, South America, the Caribbean and Europe. This division sources, transports and markets approximately 11 million metric tons per year of wheat, corn, soybeans, soybean meal and other commodities.

The commodity trading business has 13 offices in 12 countries, in addition to four non-consolidated affiliates in three other countries. The grain processing business operates facilities at 42 locations in 23 countries, with wheat flour mills located in 19 countries, and include 8 consolidated and 19 non-consolidated affiliates. In total, Seaboard and its affiliates produce approximately six million metric tons of wheat flour, maize meal, manufactured feed and oilseed crush commodities per year in addition to other related grain-based products. This division has invested in several entities in recent years and continues to seek opportunities to expand its trading, milling and agro-processing business. Although this division owns three vessels, the majority of the trading business is transacted with chartered ships.

Marine Division – Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign affiliated companies and third-party agents, provides cargo shipping services in the U.S. and 28 countries in the Caribbean and Central and South America. The Marine division’s primary operations are at PortMiami and include a terminal and an off-port warehouse for cargo consolidation and temporary storage. At the Port of Houston, this division operates a cargo terminal facility that includes on-dock warehouse space for temporary storage of bagged grains, resins and other cargoes. Seaboard also makes scheduled vessel calls to Brooklyn, New Orleans, Philadelphia and various ports in the Caribbean and Central and South America. The Marine division uses a network of offices and agents throughout the U.S., Canada, the Caribbean and Central and South America to sell freight. Seaboard’s capabilities allow transport by truck or rail of import and export cargo to and from various U.S. ports. This division’s fleet consists of 19 chartered and 3 owned vessels, and includes dry, refrigerated and specialized containers and other cargo related equipment.

Sugar and Alcohol Division – Seaboard, through its subsidiary, Ingenio y Refineria San Martin del Tabacal S.R.L., operates a vertically integrated sugar and alcohol production facility. The facility has an annual capacity to crush approximately three million metric tons of sugar cane and produce approximately 250,000 metric tons of sugar and approximately 33 million gallons of alcohol. Sugarcane grown on owned land supplies most of the raw material processed in its plant. The sugar is primarily marketed locally, with some exports to the U.S. and other countries. The alcohol is marketed to industrial users or sold as dehydrated alcohol to certain oil companies under the Argentine governmental bio-ethanol program, which requires alcohol to be blended with gasoline. This division also owns a 51-megawatt cogeneration power plant, which is fueled by the burning of sugarcane by-products, natural gas and other biomass when available

Power Division – Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., is an unregulated independent power producer generating electricity for the Dominican Republic power grid. Seaboard’s Power division owns and operates a power generating barge, located on the Ozama River, that contains a system of engines capable of using natural gas or heavy fuel oil to produce up to 108 megawatts of electricity. Seaboard’s Power division sells the electricity it generates primarily on the spot market to government-owned distribution companies. It is not directly involved in the transmission or distribution of electricity and is exempt from regulations under the Public Utility Holding Company Act of 1938, as amended.

Turkey Segment – Seaboard has a 50% noncontrolling interest in Butterball. Butterball is a vertically integrated producer and processor of branded and non-branded turkey products. Butterball has four processing plants, two further processing plants and numerous live production and feed milling operations located in North Carolina, Arkansas, Missouri and Kansas. These facilities produce over one billion pounds of turkey each year. Butterball is a national supplier to retail stores, foodservice outlets and industrial entities, and exports products to Mexico and numerous other foreign markets.

Other Businesses – Seaboard processes jalapeño peppers at its plant in Honduras, which are primarily shipped to and sold in the U.S.

The information required by this item with respect to the amount or percentage of total revenue contributed by any class of similar products or services, which account for 10% or more of consolidated revenue in any of the last three fiscal years, is set forth in Note 12 to the consolidated financial statements included in Seaboard’s Annual Report to Stockholders, which information is incorporated herein by reference.

FORM 10-K

SEABOARD CORPORATION

Status of Product or Segment

On January 5, 2018, the CT&M division completed the acquisition of Groupe Mimran (“Mimran”), which operates three flour mills located in Senegal and Ivory Coast that have a combined capacity of approximately 2,750 metric tons a day, and a trading business located in Monaco. The purchase price was $324 million, plus an earn-out between zero and $48 million, using the exchange rate in effect at closing.

Also during the first quarter of 2018, Seaboard’s CT&M division acquired a 50% noncontrolling interest in a grain trading and flour milling business in Mauritania for total consideration of $16 million. The investment is accounted for using the equity method of accounting and reported on a three-month lag.

In November 2018, Seaboard’s Power division entered into a contract to build a new floating power barge with capacity to generate approximately 146 megawatts of electricity using gaseous fuels, including natural gas. Operations are anticipated to begin in the first quarter of 2021. The total cost of the project is estimated to exceed $160 million.

Sources and Availability of Raw Materials

None of Seaboard’s businesses utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers except the following: the Power division has one primary supplier of natural gas, but the barge can run on other types of fuel; and the Turkey segment purchases a significant portion of its feed and grain used in the manufacturing of feed for its turkeys in North Carolina from Seaboard’s 50% partner in Butterball.

Patents, Trademarks, Licenses, Franchises and Concessions

Seaboard uses the trademark of Seaboard™.

The Pork division uses registered trademarks relating to its products, including Seaboard Farms®, Prairie Fresh®, St. Joe Pork®, High Plains Bioenergy®, Prairie Fresh Prime®, Seaboard Foods®, Cook-in Bag® and 67th Street®. Daily’s Premium Meats, LLC (“Daily’s”), a non-consolidated affiliate of the Pork division, uses the trademarks Daily’s®, Daily’s Premium Meats Since 1893®, Buffet Brand® and Del Pueblo®. Seaboard considers the use of these trademarks important to the marketing and promotion of its pork products.

The CT&M division uses many registered trademarks including Mothers Pride® and Zambia’s Pride® in Zambia, Thunderbolt Flour®TM and Maid Marian®TM in Guyana,  GMA® and Top Pain®  in Ivory Coast, GMD® and Jarga® in Senegal.

The Marine division uses the registered trademarks of Seaboard Marine® and Seaboard Solutions®.

The Sugar and Alcohol division markets sugar under the Chango® brand.

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

Depending on a Single Customer or Few Customers

Seaboard does not have sales to any one customer equal to 10% or more of consolidated revenues. The CT&M division derived 11% and 12% of its sales from a non-consolidated affiliate for the years ended December 31, 2018 and 2017, respectively. The Sugar and Alcohol division derived 29%, 39% and 26% of its sales from one customer for the years ended December 31, 2018, 2017 and 2016, respectively, and another customer represented 19% and 10% of its sales for the years ended December 31, 2018 and 2017, respectively. The Power division sells power in the Dominican Republic on the spot market accessed primarily by three wholly government-owned distribution companies. The Turkey segment had one customer that represented 15% and 13% of its sales for the years ended December 31, 2018 and 2017, respectively, and another customer that represented 11% of its sales for the years ended December 31, 2018 and 2017, respectively. No other division has sales to a few customers that, if lost, would have a material adverse effect on any such division or on Seaboard taken as a whole.

FORM 10-K

SEABOARD CORPORATION

Competitive Conditions

Competition in Seaboard’s Pork division comes from a variety of regional, national and international producers and processors and is based primarily on product quality, customer service and price. According to the trade publications Successful Farming and Informa Economics, Seaboard was ranked number three in hog production (based on sows in production) and number four in pork processing in the U.S. in 2018 (based on daily processing capacity, including Triumph’s and STF’s capacity).

Seaboard’s commodity trading business faces competition from numerous traders around the world. Most of the grain processing and related businesses face competition from either imported products or other local producers in the same industries.

Seaboard’s Marine division faces competition based on price, reliable sailing frequencies and customer service. Seaboard believes it is among the top five ranking ocean liner services for cargoes in the Caribbean and Central America based on cargo volume.

Seaboard’s Sugar and Alcohol division owns one of the largest sugar mills in Argentina and faces significant competition for sugar sales in the local Argentine market. Sugar prices in Argentina can fluctuate compared to world markets due to Argentine government price control and protection policies.

Seaboard’s Power division is located in the Dominican Republic. Power generated by this division is sold on the spot market or to contract customers at prices based on market conditions and cost-based rates.

Competition for the Turkey segment comes from a variety of national and regional producers and processors and is based primarily on product quality, customer service and price. Butterball ranks as one of the nation’s top three turkey producers based on live production.

Environmental Compliance

Seaboard’s Pork division and Turkey segment are subject to numerous federal, state and local provisions relating to the environment that require the expenditure of funds in the ordinary course of business. Seaboard’s Pork division and Turkey segment do not anticipate making expenditures for these purposes that, in the aggregate, would have a material effect on Seaboard’s financial condition or results of operations.

Number of Persons Employed by Registrant

At the time of this report, Seaboard, excluding non-consolidated affiliates, had approximately 12,600 employees, of whom approximately 6,500 were employed in the U.S.

Available Information

Seaboard electronically files with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding electronic filers at http://www.sec.gov. Seaboard provides access to its most recent Form 10-K, 10-Q and 8-K reports, and any amendments to these reports, on its internet website, www.seaboardcorp.com, free of charge, as soon as reasonably practicable after those reports are electronically filed with the SEC. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information provided at such Internet addresses is intended or deemed to be incorporated herein by reference.

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

Name (Age)	Positions and Offices with Registrant and Affiliates
Steven J. Bresky (65)	President and Chief Executive Officer
Robert L. Steer (59)	Executive Vice President, Chief Financial Officer
David M. Becker (57)	Senior Vice President, General Counsel and Secretary
James L. Gutsch (65)	Senior Vice President, Engineering
Ralph L. Moss (73)	Senior Vice President, Governmental Affairs
David S. Oswalt (51)	Senior Vice President, Finance and Treasurer
David H. Rankin (47)	Senior Vice President, Tax and Business Development
Michael D. Trollinger (50)	Vice President, Corporate Controller and Chief Accounting Officer
Ty A. Tywater (49)	Vice President, Audit Services
Ivan J. Winfield, Jr (54)	Vice President, Information Technology
David M. Dannov (57)	President, Seaboard Overseas and Trading Group
Edward A. Gonzalez (53)	President, Seaboard Marine Ltd.
Darwin E. Sand (54)	President, Seaboard Foods LLC

Mr. Bresky has served as President and Chief Executive Officer of Seaboard since July 2006.

Mr. Steer has served as Executive Vice President, Chief Financial Officer of Seaboard since April 2011.

Mr. Becker has served as Senior Vice President, General Counsel and Secretary of Seaboard since April 2011.

Mr. Gutsch has served as Senior Vice President, Engineering of Seaboard since April 2011.

Mr. Moss has served as Senior Vice President, Governmental Affairs of Seaboard since April 2011.

Mr. Oswalt has served as Senior Vice President, Finance and Treasurer since April 2013.

Mr. Rankin has served as Senior Vice President, Taxation and Business Development since April 2015 and previously as Vice President, Taxation and Business Development since April 2013.

Mr. Trollinger has served as Vice President, Corporate Controller and Chief Accounting Officer of Seaboard since March 2015. Prior to that, he served as Vice President, Finance and Operational Reporting for Jack Cooper Enterprises, Inc. from 2011 to 2015.

Mr. Tywater has served as Vice President, Audit Services of Seaboard since November 2008.

Mr. Winfield has served as Vice President, Information Technology since February 2018 and previously as Director of Information Technology from 2009 to 2018.

Mr. Dannov has served as President of Seaboard Overseas and Trading Group since August 2006.

Mr. Gonzalez has served as President of Seaboard Marine Ltd. since January 2005.

Mr. Sand has served as President of Seaboard Foods LLC since March 2018 and previously as Senior Vice President of Sales since 2011.

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

(a)	General
(1)	Seaboard’s Operations Are Subject to the General Risks of the Food Industry. The food products manufacturing industry is subject to the risks posed by:
•	food spoilage;
•	food contamination, including contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E coli;
•	food allergens;
•	evolving consumer preferences and nutritional and health-related concerns;
•	international, foreign, federal, state and local food processing regulations;
•	consumer product liability claims;
•	product recall;
•	product tampering; and
•	public perception of food production practices, including handling of production and live animals.

Pathogens which may cause food contamination are found generally in livestock and in the environment and therefore may be present in Seaboard’s products. These pathogens also can be introduced to its products as a result of improper handling by customers or consumers. The Company does not have control over handling procedures once products have been shipped for distribution. If one or more of these risks were to materialize, Seaboard’s revenues could decrease, costs of doing business could increase, and Seaboard’s operating results could be adversely affected.

(2)

International Operations Subject Seaboard to Risks That Could Have a Significant Impact on Seaboard’s Business. Seaboard is a diverse agribusiness and transportation company with global operations in several industries. Most of the sales and costs of Seaboard’s divisions are significantly influenced by worldwide fluctuations in commodity prices or changes in foreign political and economic conditions. Accordingly, revenues, operating income and cash flows could fluctuate significantly from year to year. In addition, Seaboard’s international activities pose risks not faced by companies that limit themselves to U.S. markets. These risks include:

•	changes in foreign currency exchange rates;
•	foreign currency exchange controls;
•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
•	hyperinflation;
•	heightened customer credit and execution risk;
•	tariffs, other trade protection measures and import or export licensing requirements;
•	closing of borders by foreign countries to the import of meat products due to animal disease or other perceived health or safety issues;
•	potentially negative consequences from changes in tax laws;
•	legal and regulatory structures and unexpected changes in legal and regulatory requirements and any lawsuits that may arise;
•	negative perception within a foreign country of a U.S. company doing business in that foreign country;
•	compliance with laws and regulations for conducting international business such as Foreign Account Tax Compliance Act, Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;
•	expropriation, civil unrest and government instability; and
•	inconsistent application or enforcement of local laws, including tax laws.

FORM 10-K

SEABOARD CORPORATION

(3)

Deterioration of Economic Conditions Could Negatively Impact Seaboard’s Business. Seaboard’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for Seaboard’s meat products, grains, shipping services and other products, or the cost and availability of needed raw materials and packaging materials, thereby negatively affecting Seaboard’s financial results. The current national and global economic conditions, could, among other things:

•	impair the financial condition of some of Seaboard’s customers and suppliers, thereby increasing customer bad debts or non-performance by customers and suppliers;
•	negatively impact global demand for protein and grain-based products, which could result in a reduction of revenues, operating income and cash flows;
•	decrease the value of Seaboard’s investments in equity and debt securities, including pension plan assets, causing losses that would adversely impact Seaboard’s net earnings; and
•	impair the financial viability of Seaboard’s insurers.

(4)

Decentralization May Present Certain Risks. Seaboard is relatively decentralized in comparison with its peers. While the Company believes this practice enabled it to remain responsive to opportunities and to customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that management may be slower or less able to identify or react to problems affecting a key business than in a more centralized environment. In addition, it means that the Company may be slower to detect compliance related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or the Company’s internal policies) and that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect Seaboard’s business, financial condition or results of operations.

(5)	Ocean Transportation Has Inherent Risks. Seaboard’s owned and chartered vessels along with related cargoes are at risk of being damaged or lost because of events such as:

•	bad weather;
•	mechanical failures;
•	grounding, fire, explosions and collisions;
•	human error; and
•	war, piracy and terrorism.

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

(6)

Fluctuations in Fuel Costs Could Adversely Affect Operating Margins. In addition, fuel expenses are a large expense for the Marine and Power divisions and impacts the CT&M division’s results. Fuel prices can vary greatly from year to year. While such fluctuations may be offset through fuel surcharges or other mechanisms, such mechanisms do not act with precision in terms of timing and amount and may not adjust revenues enough to offset the increase in costs. For the Marine and CT&M divisions the reduced global sulfur emissions cap from 3.5% to 0.5%, effective January 1, 2020, will increase fuel costs or require equipment to clean emissions. Seaboard has not concluded on the cost benefit of adding expensive equipment to the ships it operates.

(7)

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

FORM 10-K

SEABOARD CORPORATION

(8)

Seaboard Has Investments in Non-Consolidated Affiliates That Are Managed by Third Parties.  Seaboard has several equity method investments in which it owns 50% or less, with various third-party business partners owning the remaining equity. Due to the ownership structure of these affiliates, Seaboard does not control all of the decision making processes and could be exposed to various business risks if the business partners’ business decisions do not align with Seaboard’s best interests, which could adversely impact the results for Seaboard’s income (loss) from affiliates.

(9)

Seaboard is Increasingly Dependent on Information Technology Systems to Manage and Support a Variety of Business Processes and Activities. Seaboard may be adversely impacted if it is unable to protect its information technology systems against, or effectively respond to, cyber-attacks or cybersecurity breaches. Attempted cyber-attacks and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise. Any significant penetration, invasion, destruction, or interruption of these systems could negatively impact operations and there is a risk of business interruption and reputational damage from the unauthorized disclosure of confidential information and a risk of loss to financial assets related to manipulated electronic communications. This includes additional costs for increased security, system remediation and breach detection. If Seaboard is unable to prevent such breaches or failures, its operations could be disrupted or it could negatively impact its financial condition, results of operations, and the market price of its common stock.

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

(2)

Increases in Costs of This Division’s Feed Components and Third-Party Hog Purchases Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and could be materially affected by commodity price fluctuations for corn and soybean meal. The results of this division could be negatively affected by increased costs of its feed components. The continued operation of ethanol plants has elevated this risk as it has increased the competing demand for feed ingredients, primarily corn. Similarly, accounting for approximately 11% of this division’s total hogs slaughtered, the cost of third-party hogs purchased fluctuates with market conditions and could have an impact on this division’s total costs. The cost and supply of feed components and the third-party hogs that this division purchases are determined by constantly changing market forces of supply and demand, which are driven by matters over which Seaboard has no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, and governmental agricultural policies. This division attempts to manage certain of these risks through the use of financial instruments; however, this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork prices correspondingly increase, increases in the prices of this division’s feed components or in the cost of third-party hogs purchased would adversely affect Seaboard’s operating margins.

(3)

Seaboard May Be Unable to Obtain Appropriate Personnel at Remote Locations. The remote locations of the pork processing plant and live hog operations and a more restrictive national policy on immigration could negatively affect the availability and cost of labor. This division is dependent on having a sufficient number of properly trained operations personnel. Attracting and retaining qualified personnel is important to this division’s success. The inability to acquire and retain the services of such personnel could have a material adverse effect on Seaboard’s operations.

(4)

The Loss of This Division’s Oklahoma Pork Processing Plant Could Adversely Affect the Business. This division is largely dependent on the continued operation of its Oklahoma pork processing plant. The loss of or damage to this plant for any reason, including fire, tornado or earthquake, or the occurrence of adverse governmental action could adversely affect the business of this division.

(5)

Environmental Regulation and Related Litigation Could Have a Material Adverse Effect on the Business. This division’s operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, odors, the discharge of materials into the environment and the handling and

FORM 10-K

SEABOARD CORPORATION

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

(8)

The Operating Profit of the Biodiesel Production Facilities Could Be Adversely Impacted by Various Factors. The profitability of this division’s biodiesel plants could be adversely affected by various factors, including the market price of pork fat, other animal fat and vegetable oil, which are utilized to produce biodiesel, and the market price for biodiesel, which is influenced by world oil prices and U.S. government mandates to use biofuels. Unfavorable changes in these prices over extended periods of time or adverse changes in U.S. government mandates to use biofuels could adversely affect this division’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to these facilities. Also, the Federal blender’s credits are not permanent and may not be renewed.

(9)

Difficulties Could Be Experienced in the Start-up of the STF Pork Processing Plant. STF’s new pork processing plant in Sioux City, Iowa, began single-shift operations in September 2017 and second-shift operations in October 2018. Difficulty in hog procurement or other difficulties encountered in the ramp-up of operations could have an adverse effect on results of operations.

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

(2)

Fluctuations in Commodity Prices Could Adversely Affect the Business of This Division. This division’s sales are significantly affected by fluctuating worldwide prices for various commodities, such as wheat, corn, soybeans, soybean meal and, to a lesser degree, various other agricultural commodity products. These prices are determined by constantly changing market forces of supply and demand, as well as other factors over which Seaboard has little or no control. European flour exports, donated food aid, flour dumping practices and worldwide and local crop production could contribute to these fluctuating market conditions and could have a significant impact on the trading and milling businesses’ sales, value of commodities held in inventory and operating income.

(3)

This Division Uses a Material Amount of Derivative Products to Manage Certain Market Risks. The commodity trading portion of this division enters into various commodity derivative and foreign exchange derivative transactions to create what management believes is an economic hedge for commodity trades it executes or intends

FORM 10-K

SEABOARD CORPORATION

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

(4)

This Division Is Subject to Higher Than Normal Risks for Attracting and Retaining Key Personnel. In the commodity trading environment, loss of a key employee such as a commodity trader could have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and retaining business with various foreign customers. In the milling portion of this division, employing and retaining qualified expatriate personnel are key elements to success given the difficult living conditions, the unique operating environments and the reliance on a relatively small number of executives to manage each individual location.

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
(1)

The Demand for This Division’s Services Are Affected by International Trade and Fluctuating Freight Rates. This division provides cargo shipping services primarily from the U.S. to many different countries in the Caribbean and Central and South America. In addition to the risks of overseas operations mentioned in (a)(2) above, fluctuations in economic conditions and unstable or hostile local political situations in the countries in which this division operates could affect trade volumes and cargo freight rates, as well as adversely affect this division’s results of operations.

(2)

Chartered Ships Are Subject to Fluctuating Rates. Time-charter expenses are one of this division’s largest expenses. Certain ships are under charters longer than one year while others are less than one year. These costs can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a charter contract for more or less than one year will be favorable to this division’s business. Accordingly, entering into either long-term charter hire contracts during periods of decreasing charter hire costs or short-term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on this division’s results of operations.

(3)

Hurricanes May Disrupt Operations. This division’s port operations can be subject to disruption due to hurricanes, especially at this division’s major ports in Miami, Florida and Houston, Texas, which could have an adverse effect on this division’s results of operations.

(4)

This Division Is Subject to Complex Laws and Regulations That May Adversely Affect the Revenues, Cost, Manner or Feasibility of Doing Business. Federal, state and local laws and domestic and international regulations governing worker health and safety, environmental protection, port and terminal security, and the operation of vessels, including fuel regulations, significantly affect this division’s operations, including rate discussions and other related arrangements. Many aspects of the marine industry, including rate agreements and vessel cost sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, as well as regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions, the suspension or termination of Seaboard’s operations or detention of its vessels. In addition, future changes in laws, regulations and standards, including allowed freight rate discussions and other related arrangements, may result in additional costs or a reduction in revenues.

(5)

This Division’s Revenues and Cost Structure Are Dependent on the Continuation of Cost Sharing Arrangements. The division has entered into vessel cost sharing arrangements with other service providers that are short term in nature. If they are unable to be renewed or renewed with unfavorable terms it could result in a negative impact to the business.

FORM 10-K

SEABOARD CORPORATION

(e)	Sugar and Alcohol Division
(1)

The Success of This Division Depends on the Condition of the Argentine Economy, Currency and Political Climate. This division operates a sugar mill, alcohol production and power generation facility in Argentina, locally growing a substantial portion of the sugarcane processed at the mill. Fluctuations in economic conditions or changes in the Argentine political climate could have an impact on the costs of operations, the sales prices of products, export opportunities and the exchange rate of the Argentine peso to the U.S. dollar. In this regard, local sales prices for bioethanol are affected by government price control and domestic prices for sugar are affected by import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets. If import duties are changed, this could have a negative impact on this division’s sales prices of its products. In addition, the majority of this division’s sales are within Argentina, and any Argentine government attempts to control inflation through retail price controls on mass consumption products, including sugar, could adversely impact the local sales prices of this division’s products and the results of operations for this division. In the second quarter of 2018, Argentina was determined to be a highly inflationary economy. A devaluation of the Argentine peso would have a negative impact on this division’s financial position.

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

FORM 10-K

SEABOARD CORPORATION

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

(3)

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
(1)

Fluctuations in Commodity Turkey Prices Could Adversely Affect the Results of Operations. Sales prices for turkey products are directly affected by both domestic and worldwide supply and demand for turkey products and other proteins, which are determined by constantly changing market forces of supply and demand as well as other factors over which Butterball has little or no control. Butterball’s results of operations and the value of Seaboard’s investment in Butterball could be adversely affected by fluctuations in turkey commodity prices.

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

(3)

Adverse Operating Results Could Result in Need for Additional Investment. Butterball has third-party bank loan facilities that are secured by substantially all of the assets of Butterball. Adverse operating results could cause Butterball to default on such loan facilities, which could result in a significant adverse impact on Butterball’s financial position, or result in Seaboard needing to increase its investment or provide financing to Butterball.

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

(5)

The Loss of Butterball’s Primary Further Processing Facility Could Adversely Affect Butterball’s Business. Although Butterball has four processing plants and two further processing plants, Butterball is disproportionately dependent on the continued operation of the processing plant in Mt. Olive, North Carolina, that handles a significant volume of the production of further processed turkey products. The loss of or damage to this plant for any reason, including fire, hurricane or tornado or the occurrence of an adverse governmental action could adversely affect the results of operations for Butterball and the value of Seaboard’s investment in Butterball.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Seaboard’s principal properties by division are described below:

(1)   Pork - Seaboard’s Pork division owns a pork processing plant in Guymon, Oklahoma. It has a double-shift capacity to process approximately six million hogs annually and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations consist of the breeding and raising of over six million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This division owns and operates seven centrally located feed mills, which have a combined capacity to produce approximately three million tons of formulated feed annually. These feed mills are used primarily to support Seaboard’s existing hog production, and have the capability of supporting additional hog production in the future. These facilities are located in Iowa, Oklahoma, Texas, Kansas and Colorado. The Pork division also operates a ham-boning and processing plant in Mexico that has the capacity to process 96 million pounds of ham annually.

The Pork division owns biodiesel plants in Guymon, Oklahoma, and St. Joseph, Missouri, with the capacity to produce 46 million gallons and 30 million gallons, respectively, of biodiesel annually.

Daily’s, a non-consolidated affiliate, owns three bacon further processing plants located in Salt Lake City, Utah, Missoula, Montana, and St. Joseph, Missouri. The plants are utilized near capacity throughout the year and have a combined annual smoking capacity of 172 million pounds of raw pork bellies.

STF, a non-consolidated affiliate, owns a pork processing plant in Sioux City, Iowa, that began single-shift operations in September 2017 and second shift operations in October 2018. The plant is designed to process about six million market hogs annually when operating at full capacity, which is expected to occur by the end of 2019. STF plans to process five million hogs in 2019 as the plant continues to ramp up production for second-shift operations.

(2)   Commodity Trading and Milling - Seaboard’s CT&M division owns, in whole or in part, grain-processing and related agribusiness operations in 23 countries that have the capacity to mill approximately 13,600 metric tons of wheat and maize per day, produce 8,000 metric tons of animal feed per day, and crush 2,500 metric tons of oilseeds per day. The grain-processing and related agribusiness operations located in Botswana, Brazil, Colombia, the Democratic Republic of Congo, Ecuador, Gambia, Ghana, Guyana, Haiti,  Jamaica, Kenya, Lesotho, Mauritania, Morocco, Mozambique, Nigeria, Peru, Republic of Congo, South Africa, Turkey, and Zambia own their facilities; and in Ivory Coast, Kenya, Lesotho, Morocco, Mozambique, Nigeria, Republic of Congo, Senegal and Zambia, the land on which certain facilities are located is leased under long-term agreements. Certain foreign milling operations may operate at less than full capacity due to low demand, poor consumer purchasing power, excess milling capacity in their competitive environment or imported flour. The CT&M division has investments through non-consolidated affiliates in poultry businesses operating in Morocco, Kenya, Tanzania

FORM 10-K

SEABOARD CORPORATION

and Zambia and a bakery business in the Democratic Republic of Congo. Seaboard’s CT&M division owns three 18,900 metric ton deadweight dry bulk vessels and charters between 30 and 57 bulk vessels with deadweights ranging from 3,000 to 83,000 metric tons under short-term agreements. Also, the CT&M division charters four dry bulk vessels, each with a deadweight of 28,000 metric tons, which were originally purchased and then subsequently sold and leased-back.

(3)   Marine - Seaboard’s Marine division leases approximately 267,000 square feet of off-port warehouse space and 92 acres of port terminal land and facilities in Miami, Florida, which are used in its containerized cargo operations. Seaboard’s Marine division also leases an approximately 62 acre cargo handling and terminal facility in Houston, Texas, which includes several on-dock warehouses totaling approximately 690,000 square feet for cargo storage. As of December 31, 2018, the Marine division owned three ocean cargo vessels with deadweights ranging from 7,700 to 11,000 metric tons. In addition, this division chartered 19 vessels under contracts ranging from less than one year to over three years with deadweights ranging from approximately 11,000 to 35,000 metric tons but has also entered into some contracts for longer-term charters that range up to 11 years. Seaboard’s Marine division owns or leases dry, refrigerated and specialized containers and other related equipment.

(4)   Sugar - Seaboard’s Sugar and Alcohol division owns nearly 70,000 acres of planted sugarcane and a sugar mill with an annual capacity to crush approximately three million metric tons of sugar cane and an alcohol distillery with a current capacity to produce approximately 33 million gallons of alcohol per year. This capacity is sufficient to process all of the cane harvested by this division and additional quantities purchased from third-party farmers in the region. The sugarcane fields and processing mill are located in northern Argentina in the Salta Province, which experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar and alcohol produced. The Sugar and Alcohol division also owns a 51 megawatt cogeneration power plant that supplies electricity to the Argentine power grid under a renewable energy contract with an Argentine state owned company.

(5)   Power - Seaboard’s Power division owns one power generating barge with capacity to generate approximately 108 megawatts of electricity that is secured on the Ozama River in Santo Domingo, Dominican Republic. In November 2018, Seaboard entered into a contract to design and construct a new power generating barge with capacity to generate approximately 146 megawatts of electricity using gaseous fuels, including natural gas. The barge is anticipated to begin operations in the first quarter of 2021.

(6)   Turkey – Seaboard’s Turkey segment has a total of four processing plants, two further processing plants and numerous company and third-party live production facilities and feed milling operations, located in North Carolina, Arkansas, Missouri and Kansas.

(7)   Other - Seaboard owns a jalapeño pepper processing plant and warehouse in Honduras.

In addition to the information provided above, the information under the caption “Principal Locations” of Seaboard’s Annual Report to Stockholders is incorporated herein by reference.

Management believes that Seaboard’s present facilities are adequate and suitable for its current purposes.

Item 3.  Legal Proceedings

The information required by this item is incorporated herein by reference to Note 8 to the consolidated financial statements included in Seaboard’s Annual Report to Stockholders and attached as Exhibit 13.

Item 4.  Mine Safety Disclosures

Not Applicable.

FORM 10-K

SEABOARD CORPORATION

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Other than below, the information required by this item is incorporated herein by reference to the information under the captions of “Stockholder Information – Stock Listing,” and “Company Performance Graph” of Seaboard’s Annual Report to Stockholders attached as Exhibit 13.

In each of the four quarters of 2018 and 2017, Seaboard declared and paid quarterly dividends of $1.50 per share of common stock. Seaboard’s Board of Directors intends that Seaboard will continue to pay quarterly dividends for the reasonably foreseeable future, with the amount of any dividends being dependent upon such factors as Seaboard’s financial condition, results of operations and current and anticipated cash needs, including capital requirements. As discussed in Note 11 to the consolidated financial statements included in Seaboard’s Annual Report to Stockholders and attached as Exhibit 13 (which discussion is incorporated herein by reference), Seaboard’s ability to declare and pay dividends is subject to limitations imposed by debt agreements described therein.

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

Issuer Purchases of Equity Securities
(Millions of dollars except number of shares
and per share amounts)				Approximate
				Dollar Value
				Of Shares
			Total Number	that May
			Of Shares	Yet Be
			Purchased as Part	Purchased
	Total Number		Of Publicly	Under the
	of Shares	Average Price	Announced Plans	Plans or
Period	Purchased	Paid per Share	Or Programs	Programs
September 30, 2018 to October 31, 2018	—	$—	—	$100
November 1, 2018 to November 30, 2018	142	$3,621	142	$99
December 1, 2018 to December 31, 2018	1,191	$3,662	1,191	$95
Total	1,333	$3,658	1,333	$95

All purchases during the quarter were made pursuant to Seaboard’s share repurchase program, which was initially established by Seaboard’s Board of Directors in November 2009 and has been extended through October 31, 2019. All purchases were made through open market or privately negotiated purchases and all the repurchased shares have been retired. See Note 11 to the consolidated financial statements included in Seaboard’s Annual Report to Stockholders for further discussion.

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

FORM 10-K

SEABOARD CORPORATION

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the information under the caption “Derivative Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Derivative Instruments and Hedging Activities” within Note 1 and Note 10 of Seaboard’s consolidated financial statements of Seaboard’s Annual Report to Stockholders and attached as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of December 31, 2018, Seaboard’s management has evaluated, under the direction of its chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e). Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Reports on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting,  as defined in Exchange Act Rule 13a-15(f), and the attestation report of KPMG LLP, Seaboard’s independent registered public accounting firm, is incorporated herein by reference to all information under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, of Seaboard’s Annual Report to Stockholders and attached as Exhibit 13 to this report. Management’s assessment of the effectiveness of Seaboard’s internal control over financial reporting as of December 31, 2018, excluded Groupe Mimran (“Mimran”), which was acquired on January 5, 2018. Total assets excluded represented approximately $447 million, or 8%, of Seaboard’s consolidated assets as of December 31, 2018. Total revenue excluded was approximately $247 million, or 4%, of Seaboard’s consolidated revenue for the year ended December 31, 2018.

Change in Internal Control Over Financial Reporting – On January 5, 2018, Seaboard acquired Mimran as further disclosed in Note 2 to the consolidated financial statements of Seaboard’s Annual Report to Stockholders and attached as Exhibit 13 to this report. Management is reviewing and evaluating its internal control procedures and the design of those procedures related to the Mimran acquisition in order to incorporate into its Sarbanes-Oxley Act of 2002 Section 404 compliance program with an effective date of January 1, 2019. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Except as set forth above, there have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

Item 9B.  Other Information

None.

FORM 10-K

SEABOARD CORPORATION

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information about the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K.

Seaboard has a Code of Ethics Policy applicable to its senior financial officers (including the chief executive officer, chief financial officer, chief accounting officer, and persons performing similar functions) and another Codes of Ethics Policy applicable to its directors and other employees  (together the “Codes”). Seaboard has posted the Codes on its internet website, www.seaboardcorp.com, and intends to satisfy the disclosure requirement under Item 10 of Form 10-K regarding any future changes and waivers to the Codes by posting such information on that website.

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions “Item 1: Election of Directors,” “Board of Directors Information – Committees of the Board – Audit Committee,” “Board of Directors Information – Director Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Seaboard’s definitive proxy statement for the 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2018 (“Proxy Statement”).

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

2. Financial statement schedules.

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related consolidated notes.

FORM 10-K

SEABOARD CORPORATION

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

10.7*+	Amendment No. 2 to the Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2019 and dated January 2, 2019.

10.8*+	Seaboard Corporation Post-2018 Non-Qualified Deferred Compensation Plan effective January 1, 2019 and dated December 28, 2018.

10.9*

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

10.12*

Seaboard Corporation Pension Plan as restated and amended effective as of January 1, 2017. Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2016.

FORM 10-K

SEABOARD CORPORATION

10.13*

Seaboard Marine Ltd. 401(k) Excess Plan effective January 1, 2009 and dated December 18, 2009. Incorporated herein by reference to Exhibit 10.24 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2009.

10.14*	Seaboard Corporation Investment Option Plan dated December 18, 2000. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2000.

10.15*	Seaboard Corporation Executive Officers’ Bonus Policy (effective for 2005-2016). Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2005.

10.16*	Seaboard Corporation Executive Officers’ Bonus Policy (effective for 2017). Incorporated herein by reference to Exhibit 10.14 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2016.

10.17*+	Seaboard Corporation Executive Officers’ Bonus Policy (effective for 2018 and supersedes all policies).

10.18*	Seaboard Corporation Executive Incentive Plan (effective for 2017 and 2018). Incorporated herein by reference to Exhibit 10.15 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2016.

10.19*

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

10.22*

Employment Agreement between Seaboard Foods LLC and Terry J. Holton dated December 21, 2012. Incorporated herein by reference to Exhibit 10.18 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2012.

10.23*

Amendment to Employment Agreement between Seaboard Foods LLC and Terry J. Holton dated March 22, 2017. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended April 1, 2017.

10.24*+	Employment Agreement between Seaboard Foods LLC and Darwin E. Sand dated December 31, 2018.

10.25*

Employment Agreement between Seaboard Overseas and Trading Group and David M. Dannov dated December 21, 2012. Incorporated herein by reference to Exhibit 10.19 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2012.

10.26*

Amendment to Employment Agreement between Seaboard Overseas and Trading Group and David M. Dannov dated March 22, 2017. Incorporated herein by reference to Exhibit 10.3 of Seaboard’s Form 10-Q for the quarter ended April 1, 2017.

10.27*

Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 21, 2012. Incorporated herein by reference to Exhibit 10.20 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2012.

10.28

Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated May 30, 2008. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 30, 2008.

10.29

Amendment No. 1 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated March 30, 2009. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

FORM 10-K

SEABOARD CORPORATION

10.30

Amendment No. 2 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated July 31, 2013. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.31

Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods, LLC, and for certain limited purposes only, the members of Triumph Foods, LLC. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 8-K dated February 3, 2004.

10.32

Term Loan Credit Agreement dated December 4, 2015 by and among Seaboard Corporation, Seaboard Foods LLC, CoBank, ACB, Farm Credit Services of America, PCA and other lenders. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated December 9, 2015.

10.33

Amended and Restated Term Loan Credit Agreement dated September 25, 2018 by and among Seaboard Corporation, Seaboard Foods LLC, CoBank, ACB, Farm Credit Services of America, PCA and other lenders. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K filed September 27, 2018.

13+	Sections of 2018 Annual Report to Stockholders specifically incorporated herein by reference herein.

21+	List of subsidiaries.

31.1+	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Management contract or compensatory plan or arrangement.

+     Filed electronically herewith.

(b) Exhibits.

See exhibits identified above under Item 15(a)(3).

(c) Financial Statement Schedules.

None.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEABOARD CORPORATION
(Registrant)

By:	/s/ Steven J. Bresky
Steven J. Bresky, Chairman of the Board,
President and Chief Executive Officer

Date:	February 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Steven J. Bresky	February 20, 2019	Chairman of the Board, President,
Steven J. Bresky		Chief Executive Officer and
Director (principal executive
officer)

/s/ Robert L. Steer	February 20, 2019	Executive Vice President,
Robert L. Steer		Chief Financial Officer
(principal financial officer)

/s/ Michael D. Trollinger	February 20, 2019	Vice President, Corporate
Michael D. Trollinger		Controller and Chief Accounting
Officer (principal accounting
officer)

/s/ David A. Adamsen	February 20, 2019	Director
David A. Adamsen

/s/ Douglas W. Baena	February 20, 2019	Director
Douglas W. Baena

/s/ Edward I. Shifman, Jr.	February 20, 2019	Director
Edward I. Shifman, Jr.

/s/ Paul M. Squires	February 20, 2019	Director
Paul M. Squires