Form 10-Q
period 2019-03-30
SEABOARD CORP /DE/
filed 2019-04-30
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 1,165,821 shares of common stock, $1.00 par value per share, outstanding on April 24, 2019.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 30,	March 31,
(Millions of dollars except share and per share amounts)	2019	2018
Net sales:
Products (includes affiliate sales of $320 and $306)	$1,245	$1,291
Services (includes affiliate sales of $4 and $2)	269	264
Other	29	24
Total net sales	1,543	1,579
Cost of sales and operating expenses:
Products	1,230	1,145
Services	240	240
Other	23	22
Total cost of sales and operating expenses	1,493	1,407
Gross income	50	172
Selling, general and administrative expenses	84	75
Operating income (loss)	(34)	97
Other income (expense):
Interest expense	(6)	(8)
Interest income	7	3
Loss from affiliates	(18)	(6)
Other investment income (loss), net	113	(37)
Foreign currency gains, net	3	4
Miscellaneous, net	—	1
Total other income (loss), net	99	(43)
Earnings before income taxes	65	54
Income tax expense	(8)	(22)
Net earnings	$57	$32
Less: Net loss (income) attributable to noncontrolling interests	—	—
Net earnings attributable to Seaboard	$57	$32

Earnings per common share	$48.79	$26.75

Other comprehensive income (loss), net of income tax expense of $0:
Foreign currency translation adjustment	(2)	(10)
Unrecognized pension cost	3	1
Other comprehensive income (loss), net of tax	$1	$(9)
Comprehensive income	58	23
Less: Comprehensive loss (income) attributable to noncontrolling interests	—	—
Comprehensive income attributable to Seaboard	$58	$23

Average number of shares outstanding	1,167,430	1,170,550

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 30,	December 31,
(Millions of dollars except share and per share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$59	$194
Short-term investments	1,488	1,336
Receivables, net	504	551
Inventories	988	815
Other current assets	143	131
Total current assets	3,182	3,027
Property, plant and equipment, net	1,232	1,160
Operating lease right of use assets, net	464	—
Investments in and advances to affiliates	789	804
Goodwill	166	167
Other non-current assets	143	149
Total assets	$5,976	$5,307
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$252	$148
Current maturities of long-term debt	53	39
Accounts payable	297	238
Deferred revenue	46	39
Deferred revenue from affiliates	28	31
Operating lease liabilities	101	—
Other current liabilities	259	289
Total current liabilities	1,036	784
Long-term debt, less current maturities	735	739
Deferred income taxes	139	127
Long-term income tax liability	73	73
Long-term operating lease liabilities	403	—
Other liabilities	220	255
Total non-current liabilities	1,570	1,194
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,165,821 shares in 2019 and 1,169,217 shares in 2018	1	1
Accumulated other comprehensive loss	(409)	(410)
Retained earnings	3,768	3,727
Total Seaboard stockholders’ equity	3,360	3,318
Noncontrolling interests	10	11
Total equity	3,370	3,329
Total liabilities and stockholders’ equity	$5,976	$5,307

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Cash flows from operating activities:
Net earnings	$57	$32
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	34	32
Deferred income taxes	7	7
Loss from affiliates	18	6
Dividends received from affiliates	2	2
Other investment loss (income), net	(113)	37
Other, net	—	(1)
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	37	(88)
Inventories	(170)	2
Other current assets	(10)	42
Current liabilities, exclusive of debt	24	(67)
Other, net	7	4
Net cash from operating activities	(107)	8
Cash flows from investing activities:
Purchase of short-term investments	(577)	(254)
Proceeds from the sale of short-term investments	382	537
Proceeds from the maturity of short-term investments	153	9
Capital expenditures	(83)	(36)
Cash paid for acquisition of businesses	—	(270)
Investments in and advances to affiliates, net	—	(17)
Principal payments received on notes receivable from affiliates	—	4
Purchase of long-term investments	(6)	(3)
Other, net	4	1
Net cash from investing activities	(127)	(29)
Cash flows from financing activities:
Notes payable to banks, net	104	39
Proceeds from long-term debt	14	—
Principal payments of long-term debt	(2)	(32)
Repurchase of common stock	(13)	—
Dividends paid	(3)	(2)
Other, net	(1)	—
Net cash from financing activities	99	5
Effect of exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents	(135)	(16)
Cash and cash equivalents at beginning of year	194	116
Cash and cash equivalents at end of period	$59	$100

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Stockholders’ Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2017	$1	$(354)	$3,750	$11	$3,408
Adoption of accounting guidance	—	(7)	7	—	—
Addition to noncontrolling interests	—	—	—	4	4
Comprehensive income:
Net earnings	—	—	32	—	32
Other comprehensive loss, net of tax	—	(9)	—	—	(9)
Dividends on common stock ($1.50/share)	—	—	(2)	—	(2)
Balances, March 31, 2018	$1	$(370)	$3,787	$15	$3,433

Balances, December 31, 2018	$1	$(410)	$3,727	$11	$3,329
Reduction to noncontrolling interests	—	—	—	(1)	(1)
Comprehensive income:
Net earnings	—	—	57	—	57
Other comprehensive income, net of tax	—	1	—	—	1
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 30, 2019	$1	$(409)	$3,768	$10	$3,370

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (“Seaboard”). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard’s investments in non-consolidated affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2018 as filed in its annual report on Form 10-K. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard’s year-end is December 31.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for doubtful accounts, valuation of inventories, impairment of long-lived assets, potential write-down related to investments in and advances to affiliates and notes receivable from affiliates, income taxes, lease liabilities and right of use (“ROU”) assets and accrued pension liability. Actual results could differ from those estimates.

Supplemental Cash Flow Information

Non-cash investing and financing activities included purchases of property, plant and equipment in accounts payable of $8 million and the impact upon adoption of the new leasing guidance further discussed below. During the three months ended March 30, 2019, $30 million of operating lease ROU assets were obtained in exchange for new operating lease liabilities. Cash paid for amounts included in the measurement of operating lease liabilities was $33 million, all included in net cash from operating activities.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill of $1 million from year-end to March 30, 2019 was related to foreign currency exchange differences within the Commodity Trading and Milling (“CT&M”) segment. As of March 30, 2019, intangible assets were $66 million, net of accumulated amortization of $8 million.

Recently Issued Accounting Standard Adopted

On January 1, 2019, Seaboard adopted new guidance which requires the recognition of ROU assets and lease liabilities for all leases with terms longer than 12 months. As a result of this adoption on January 1, 2019, Seaboard recorded operating lease ROU assets of $460 million, adjusted for the deferred rent liability balance at year-end, and lease liabilities of $498 million. The adoption of the new guidance did not have a material impact on the condensed consolidated statement of comprehensive income and the condensed consolidated statement of cash flows. The accounting for finance leases, formerly called capital leases, remained substantially unchanged. Seaboard adopted the new guidance using the effective date method and, therefore, prior period financials were not revised. Seaboard elected the package of practical expedients available upon transition, which permitted Seaboard to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. All of Seaboard’s equity method investments must adopt the new standard by December 31, 2020. See Note 4 for additional details on the impact of adopting this new accounting standard.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	March 30,	December 31,
(Millions of dollars)	2019	2018
Domestic equity securities	$714	$632
Domestic debt securities	396	268
Foreign equity securities	222	218
High yield securities	65	19
Foreign debt securities	40	16
Collateralized loan obligations	27	28
Money market funds held in trading accounts	10	146
Term deposits	9	9
Other trading securities	5	—
Total trading short-term investments	$1,488	$1,336

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $104 million and $(22) million for the three months ended March 30, 2019 and March 31, 2018, respectively.

Seaboard had $57 million of equity securities denominated in foreign currencies as of March 30, 2019, with $27 million in euros, $11 million in Japanese yen, $9 million in British pounds, $3 million in Swiss francs and the remaining $7 million in various other currencies. As of December 31, 2018, Seaboard had $66 million of equity securities denominated in foreign currencies, with $25 million in euros, $20 million in Japanese yen, $9 million in British pounds, $3 million in Swiss francs and the remaining $9 million in various other currencies. Also, money market funds included less than $1 million and $10 million denominated in various foreign currencies as of March 30, 2019 and December 31, 2018, respectively. Term deposits are denominated in the West African franc.

Note 3 – Inventories

The following is a summary of inventories:

	March 30,	December 31,
(Millions of dollars)	2019	2018
At lower of LIFO cost or market:
Hogs and materials	$374	$361
Fresh pork and materials	41	36
LIFO adjustment	(58)	(58)
Total inventories at lower of LIFO cost or market	357	339
At lower of FIFO cost and net realizable value:
Grains, oilseeds and other commodities	361	229
Sugar produced and in process	26	17
Other	85	81
Total inventories at lower of FIFO cost and net realizable value	472	327
Grain, flour and feed at lower of weighted average cost and net realizable value	159	149
Total inventories	$988	$815

Note 4 – Leases

Seaboard has operating leases primarily for land, buildings, machinery and equipment and vessels. Seaboard had no material finance leases as of March 30, 2019. Seaboard’s Marine segment leases its PortMiami terminal, among other ports. The Pork segment has contract grower agreements in place with farmers to raise a portion of Seaboard’s hogs using the farmer’s buildings, land and equipment. The Marine and CT&M segments lease vessels for use in operations. Seaboard elected to account for lease and nonlease maintenance components as a single lease component for all classes of underlying assets. Seaboard’s nonlease components are primarily for services related to labor associated with caring for hogs in its contract grower agreements and crew services on vessel charter arrangements.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. As of March 30, 2019, the weighted average remaining lease term for Seaboard’s operating leases was approximately 7 years. Seaboard’s lease terms vary depending upon the class of asset and some leases include options to extend or terminate. Since Seaboard is not reasonably certain to exercise these renewal or termination options, the options are not considered in determining the lease term, and associated potential option payments or penalties are excluded from lease payments. Seaboard has elected not to recognize ROU assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than one month, but less than 12 months.

Maturities of operating lease liabilities as of March 30, 2019 were as follows:

(Millions of dollars)
Remainder of 2019	$99
2020	110
2021	97
2022	72
2023	51
Thereafter	205
Total undiscounted lease payments	634
Less imputed interest	(130)
Total operating lease liability	$504

Seaboard’s weighted average discount rate for operating leases was 6.76% as of March 30, 2019. There were estimates and judgments made in determining Seaboard’s multiple discount rates based on term, country and currency, including developing a secured credit rating and spreading market yield data across maturities and country risk-free rates.

Below is Seaboard’s commitments table as of December 31, 2018, that disclosed operating lease payments for the next five years and thereafter. Seaboard had no material capital leases as of December 31, 2018.

	Years ended December 31,
(Millions of dollars)	2019	2020	2021	2022	2023	Thereafter
Ports	$18	$18	$19	$19	$20	$109
Vessel, time and voyage-charters	58	27	26	13	8	25
Contract grower agreements	47	41	37	27	18	61
Other operating lease payments	18	13	9	8	6	15
Total unrecognized non-cancelable commitments	$141	$99	$91	$67	$52	$210

The components of lease cost for the three months ended March 30, 2019, were as follows:

(Millions of dollars)
Operating lease cost	$33
Variable lease cost	3
Short-term lease cost	10
Total lease cost	$46

Operating lease cost is recognized on a straight-line basis over the lease term. Variable lease payments associated with the Company’s leases are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments on leased assets are primarily for payments in excess of minimums with regards to throughput of containers at PortMiami. Short-term leases are primarily for containers and vessels at Seaboard’s Marine segment. Rental expense for leases with terms of a month or less are excluded from the total lease cost above.

Note 5 – Notes Payable, Long-term Debt, Commitments and Contingencies

Notes Payable

Notes payable outstanding under uncommitted credit lines was $192 million as of March 30, 2019, of which $153 million was related to foreign subsidiaries, with $109 million denominated in South African rand, $21 million denominated in the Canadian dollar, $19 million denominated in Zambian kwacha and $4 million denominated in the Brazilian real. The weighted average interest rate for outstanding notes payable was 6.22% and 7.76% as of March 30, 2019 and December 31, 2018, respectively. The notes payable under the uncommitted credit lines are unsecured and do not require compensating balances. Also, Seaboard has a $100 million committed credit line secured by certain short-term investments with $60 million outstanding as of March 30, 2019. Seaboard’s borrowing capacity under its uncommitted and committed lines was reduced by the outstanding balances and letters of credit totaling $18 million as of March 30, 2019.

Long-term Debt

The following is a summary of long-term debt:

	March 30,	December 31,
(Millions of dollars)	2019	2018
Term Loan due 2028	$696	$698
Foreign subsidiary obligations due 2019 through 2023	93	81
Total long-term debt at face value	789	779
Current maturities of long-term debt and unamortized discount and costs	(54)	(40)
Long-term debt, less current maturities and unamortized discount and costs	$735	$739

The interest rate on the Term Loan due 2028 was 4.12% and 4.15% as of March 30, 2019 and December 31, 2018, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 3.97% and 3.80% as of March 30, 2019 and December 31, 2018, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of March 30, 2019.

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

Guarantees

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of March 30, 2019, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote. See Notes Payable above for discussion of letters of credit.

Note 6 – Employee Benefits

Seaboard has a defined benefit pension plan for certain of its domestic salaried and clerical employees. At this time, no contributions are expected to be made to the plan in 2019. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

Of the total net periodic benefit cost presented in the table below, the service cost component is recorded in either cost of sales or selling, general and administrative expenses depending upon the employee. The other components of net periodic benefit cost are recorded in miscellaneous, net in the condensed consolidated statements of comprehensive income.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Components of net periodic benefit cost:
Service cost	$2	$3
Interest cost	3	3
Expected return on plan assets	(2)	(3)
Amortization and other	1	1
Net periodic benefit cost	$4	$4

Note 7 – Derivatives and Fair Value of Financial Instruments

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

The following tables shows assets and liabilities measured at fair value on a recurring basis as of March 30, 2019 and December 31, 2018, and also the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	March 30,
(Millions of dollars)	2019	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$714	$714	$—	$—
Domestic debt securities	396	116	280	—
Foreign equity securities	222	222	—	—
High yield securities	65	10	55	—
Foreign debt securities	40	2	38	—
Collateralized loan obligations	27	—	27	—
Money market funds held in trading accounts	10	10	—	—
Term deposits	9	9	—	—
Other trading securities	5	5	—	—
Trading securities – other current assets:
Domestic equity securities	35	35	—	—
Money market fund held in trading accounts	2	2	—	—
Foreign equity securities	2	2	—	—
Fixed income securities	2	2	—	—
Other	1	1	—	—
Derivatives:
Commodities (1)	1	1	—	—
Foreign currencies	4	—	4	—
Total assets	$1,535	$1,131	$404	$—
Liabilities:
Contingent consideration	$13	$—	$—	$13
Derivatives:
Commodities (1)	29	29	—	—
Total liabilities	$42	$29	$—	$13

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of March 30, 2019, the commodity derivatives had a margin account balance of $67 million resulting in a net other current asset in the condensed consolidated balance sheet of $39 million.

	Balance
	December 31,
(Millions of dollars)	2018	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$632	$632	$—	$—
Domestic debt securities	268	215	53	—
Foreign equity securities	218	218	—	—
Money market funds held in trading accounts	146	146	—	—
Collateralized loan obligations	28	—	28	—
High yield securities	19	7	12	—
Foreign debt securities	16	2	14	—
Term deposits	9	9	—	—
Other trading securities	5	5	—	—
Trading securities – other current assets:
Domestic equity securities	32	32	—	—
Money market fund held in trading accounts	5	5	—	—
Foreign equity securities	3	3	—	—
Fixed income securities	3	3	—	—
Other	1	1	—	—
Derivatives:
Commodities (1)	6	4	2	—
Foreign currencies	2	—	2	—
Total assets	$1,393	$1,282	$111	$—
Liabilities:
Trading securities – short-term investments:
Other trading securities	$5	$—	$5	$—
Contingent consideration	13	—	—	13
Derivatives:
Commodities (1)	4	4	—	—
Total liabilities	$22	$4	$5	$13

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2018, the commodity derivatives had a margin account balance of $15 million resulting in a net other current asset in the condensed consolidated balance sheet of $17 million.

Financial instruments consisting of cash and cash equivalents, net receivables, notes payable and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The fair value of short-term investments is measured using multiple levels. Domestic debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and ETFs. Domestic debt securities categorized as level 2 include corporate bonds, mortgage-backed securities, asset-backed securities and U.S. Treasuries. Foreign debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and ETFs with a country of origin concentration outside the U.S. Foreign debt securities categorized as level 2 include foreign government or government related securities and asset-backed securities with a country of origin concentration outside the U.S. High yield securities categorized as level 1 in the fair value hierarchy include high yield securities held in mutual funds and ETFs, and level 2 includes corporate bonds and bank loans.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is mostly variable-rate, the carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value in its condensed consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy. The fair value of Seaboard’s contingent consideration was classified as a level 3 in the fair value hierarchy since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard will remeasure the estimated fair value of the contingent consideration liability related to a 2018 acquisition until settled.

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. As the derivatives discussed below are not accounted for as hedges, fluctuations in the related commodity prices, foreign currency exchange rates and equity prices could have a material impact on earnings in any given period. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2018.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. As of March 30, 2019, Seaboard had open net derivative contracts to purchase 37 million bushels of grain and open net derivative contracts to sell 343 million pounds of hogs, 60 million pounds of soybean oil and 3 million gallons of heating oil. As of December 31, 2018, Seaboard had open net derivative contracts to purchase 33 million bushels of grain and 8 million pounds of soybean oil and open net derivative contracts to sell 26 million pounds of hogs and 7 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the condensed consolidated statements of comprehensive income. As of March 30, 2019 and December 31, 2018, Seaboard had foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $80 million and $82 million, respectively, primarily related to the South African rand, Canadian dollar and euro. From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements should the counterparties fail to perform according to the terms of the contracts. As of March 30, 2019, Seaboard had a maximum amount of loss due to credit risk of $4 million with four counterparties related to foreign currency exchange agreements. Seaboard does not hold any collateral related to these agreements.

Equity Futures Contracts

Seaboard enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Equity futures contracts are recorded at fair value with changes in value marked-to-market as a component of other investment income (loss) in the condensed consolidated statements of comprehensive income. The notional amounts of these equity future contracts were $2 million and $97 million as of March 30, 2019 and December 31, 2018, respectively.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended
		March 30,	March 31,
(Millions of dollars)		2019	2018
Commodities	Cost of sales	$(32)	$9
Foreign currencies	Cost of sales	3	(6)
Equity	Other investment income (loss), net	(3)	(10)

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		March 30,	December 31,		March 30,	December 31,
(Millions of dollars)		2019	2018		2019	2018
Commodities (1)	Other current assets	$1	$6	Other current liabilities	$29	$4
Foreign currencies	Other current assets	4	2	Other current liabilities	—	—
Equity (1)	Short-term investments	—	—	Short-term investments	—	5

(1)

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of March 30, 2019 and December 31, 2018, the commodity derivatives had a margin account balance of $67 million and $15 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $39 million and $17 million, respectively. Seaboard’s equity derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

In October 2017, the Board of Directors extended through October 31, 2019 the share repurchase program initially established in November 2009. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with Securities and Exchange Commission regulations, and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion. As of March 30, 2019, $82 million remained available for repurchase under this program. Seaboard repurchased 3,396 shares of common stock at a total price of $13 million during the three months ended March 30, 2019.

The changes in the components of other comprehensive loss, net of related taxes, are as follows:

	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Foreign currency translation adjustment	$(2)	$(10)
Unrecognized pension cost	3	1
Other comprehensive loss, net of tax	$1	$(9)

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	March 30,	December 31,
(Millions of dollars)	2019	2018
Cumulative foreign currency translation adjustment	$(351)	$(349)
Unrecognized pension cost	(58)	(61)
Total accumulated other comprehensive loss	$(409)	$(410)

The foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar and Alcohol segment. However, effective in the third quarter of 2018, the Sugar and Alcohol segment’s functional currency changed from the Argentine peso to the U.S. dollar due to highly inflationary accounting. For the three months ended March 30, 2019, less than $1 million of income taxes for foreign currency translation was recorded because substantially all of the cumulative foreign currency translation adjustment related to foreign subsidiaries for which no tax benefit was recorded.

As of March 30, 2019 and March 31, 2018, income taxes for the cumulative unrecognized pension cost were recorded using a 26% effective tax rate except for unrecognized pension cost of $21 million related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 9 – Revenue Recognition

Seaboard has multiple segments with diverse revenue streams. The following table presents Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended March 30, 2019
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$357	$826	$—	$25	$—	$3	$1,211
Transportation	4	—	254	—	—	—	258
Energy	34	—	—	—	29	—	63
Other	8	3	—	—	—	—	11
Segment/Consolidated Totals	$403	$829	$254	$25	$29	$3	$1,543

	Three Months Ended March 31, 2018
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$361	$781	$—	$50	$—	$4	$1,196
Transportation	4	—	249	—	—	—	253
Energy	93	—	—	1	23	—	117
Other	8	5	—	—	—	—	13
Segment/Consolidated Totals	$466	$786	$249	$51	$23	$4	$1,579

Revenue from goods and services transferred to customers at a single point in time accounted for approximately 85% of Seaboard’s net sales for the three months ended March 30, 2019 and March 31, 2018. Substantially all of the sales in Seaboard’s Marine segment are recognized ratably over the transit time for each voyage as Seaboard believes this is a faithful depiction of the performance obligation to its customers. Almost all of Seaboard’s contracts with its customers are short-term, defined as less than one year. As of March 30, 2019, Seaboard had $11 million of remaining performance obligations that extend beyond one year, of which 43% is expected to be recognized as net sales in 2019 and the remaining balance in 2020.

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The CT&M segment requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a ship is on the water and has not arrived at the designated port. The Pork segment has a marketing agreement with Triumph Foods, LLC, of which certain fees paid at commencement are recognized over the term of the agreement. Deferred revenue balances are reduced when revenue is recognized. Deferred revenue recognized as revenue for the three months ended March 30, 2019 was $135 million.

Note 10 – Income Taxes

Seaboard’s projected annual income tax rate for the first quarter of 2019 includes $1 million of anticipated tax expense associated with the global intangible low-taxed income (“GILTI”) provision and no anticipated tax expense associated with the base-erosion and anti-abuse tax (“BEAT”) provision.

Note 11  – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power, and Turkey, each offering a specific product or service. For details on the respective product or services, refer to Note 14 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2018. Below are segment updates from year-end.

In February 2019, the Pork segment entered into an asset purchase agreement to buy an idle ethanol plant in Hugoton, Kansas for approximately $40 million. Seaboard accounted for this transaction as an asset acquisition as no workforce or substantive processes were acquired. The purchase price was allocated to property, plant and equipment based on a relative fair value basis.

The Power segment is currently constructing a new floating power barge for use in the Dominican Republic that is anticipated to begin operations in the first quarter of 2021. The total project is expected to exceed $160 million. Seaboard’s Power segment continues to explore strategic alternatives, including the possible sale or relocation of the existing power barge.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of March 30, 2019 and December 31, 2018, Butterball had total assets of $1,127 million and $1,072 million, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Net sales	$303	$321
Operating income (loss)	$(19)	$2
Net income (loss)	$(21)	$2

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

Sales to External Customers:	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Pork	$403	$466
Commodity Trading and Milling	829	786
Marine	254	249
Sugar and Alcohol	25	51
Power	29	23
All Other	3	4
Segment/Consolidated Totals	$1,543	$1,579

Operating Income (Loss):	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Pork	$(34)	$92
Commodity Trading and Milling	7	11
Marine	—	(4)
Sugar and Alcohol	(4)	2
Power	4	—
All Other	1	—
Segment Totals	(26)	101
Corporate	(8)	(4)
Consolidated Totals	$(34)	$97

Income (Loss) from Affiliates:	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Pork	$(8)	$(7)
Commodity Trading and Milling	—	(2)
Marine	1	—
Sugar and Alcohol	—	—
Power	—	2
Turkey	(11)	1
Segment/Consolidated Totals	$(18)	$(6)

Total Assets:	March 30,	December 31,
(Millions of dollars)	2019	2018
Pork	$1,576	$1,304
Commodity Trading and Milling	1,577	1,423
Marine	548	345
Sugar and Alcohol	140	138
Power	219	203
Turkey	284	295
All Other	8	8
Segment Totals	4,352	3,716
Corporate	1,624	1,591
Consolidated Totals	$5,976	$5,307

Investments in and Advances to Affiliates:	March 30,	December 31,
(Millions of dollars)	2019	2018
Pork	$183	$192
Commodity Trading and Milling	256	255
Marine	31	28
Sugar and Alcohol	4	4
Power	31	30
Turkey	284	295
Segment/Consolidated Totals	$789	$804

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of March 30, 2019 increased $17 million to $1,547 million from December 31, 2018. Cash from operating activities decreased $115 million for the three months ended March 30, 2019 compared to the same period in 2018 primarily due to lower adjusted earnings for unrealized gains on short-term investments.

Capital Expenditures, Acquisitions and Other Investing Activities

During the three months ended March 30, 2019, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $83 million in property, plant and equipment, of which $61 million was in the Pork segment, $6 million in the Commodity Trading and Milling (“CT&M”) segment, $7 million in the Marine segment, $8 million in the Power segment and the remaining amount in other segments. The Pork segment expenditures were primarily for the expansion of the Guymon pork processing plant and the purchase of an idle ethanol plant and all of its related assets in Hugoton, Kansas. The Power segment expenditures were primarily for its new power barge under construction. All other capital expenditures were primarily of a normal recurring nature such as replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2019, management has budgeted capital expenditures totaling $372 million. The Pork segment budgeted $143 million primarily for expansion of the Guymon pork processing plant and potential modifications to convert the recently purchased idle ethanol plant to a renewable diesel production facility. The CT&M segment budgeted $51 million primarily for milling assets. The Marine segment budgeted $47 million primarily for additional cargo carrying and handling equipment. The Sugar and Alcohol segment budgeted $30 million primarily for alcohol fermentation expansion. The Power segment budgeted $100 million for its new power barge. The balance of $1 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Subsequent to March 30, 2019, Seaboard contributed $10 million to Seaboard Triumph Foods, LLC, a non-consolidated affiliate of the Pork segment, for working capital needs. Additional contributions may be necessary in the future.

Financing Activities and Debt

As of March 30, 2019, Seaboard had short-term uncommitted lines of credit totaling $564 million and a committed line of credit totaling $100 million. There was $192 million and $60 million borrowed under the uncommitted lines of credit and committed line of credit, respectively, as of March 30, 2019. Seaboard’s borrowing capacity under its uncommitted lines was further reduced by letters of credit totaling $18 million.

As of March 30, 2019, Seaboard had an unsecured term loan, which matures in 2028, with a balance of $696 million and $93 million of foreign subsidiary debt, denominated in U.S. dollars and euros.

As of March 30, 2019, Seaboard had cash and short-term investments of $1,547 million and additional total net working capital of $599 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2019. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of March 30, 2019, $126 million of the $1,547 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

RESULTS OF OPERATIONS

Net sales for the three-month period of 2019 decreased $36 million over the same period in 2018. The decrease was primarily the result of not receiving the federal blender’s credits in the first quarter of 2019 as compared to 2018 in the Pork segment.

Operating income decreased $131 million for the three-month period of 2019 compared to the same period in 2018. The decrease primarily reflected not receiving the federal blender’s credits and lower prices on pork products sold in the Pork segment.

Pork Segment

	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Net sales	$403	$466
Operating income (loss)	$(34)	$92
Loss from affiliates	$(8)	$(7)

Net sales for the Pork segment decreased $63 million for the three-month period of 2019 compared to the same period in 2018. The decrease was primarily the result of receiving no federal blender’s credits in the first quarter of 2019 compared to 2018 when the Pork segment received $42 million of revenue related to 2017 production. The federal blender’s credits have not been extended and there is no assurance that the federal blender’s credits will be renewed or retroactively extended. In addition, revenue decreased in the first quarter of 2019 as a result of lower domestic and export pork prices partially offset by higher volume of market hogs sold.

Operating income for the Pork segment decreased $126 million for the three-month period of 2019 compared to the same period in 2018. The decrease was primarily due to not receiving the federal blender’s credits discussed above, mark-to-market losses on strategic hog positions and lower prices on pork products sold. Management is unable to predict future market prices for pork products, the cost of feed or third-party hogs or the government’s intentions with the federal blenders’ credits; however, management anticipates positive operating income for this segment for the remainder of 2019.

Commodity Trading and Milling Segment

	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Net sales	$829	$786
Operating income as reported	$7	$11
Mark-to-market adjustments	3	(6)
Operating income excluding mark-to-market adjustments	$10	$5
Income (loss) from affiliates	$—	$(2)

Net sales for the CT&M segment increased $43 million for the three-month period of 2019 compared to the same period in 2018. The increase primarily reflected higher volume and sales prices for third-party sales, including sales for a business acquired in January 2018 with certain entities on a three-month lag, partially offset by lower affiliate sales volumes.

Operating income for this segment decreased $4 million for the three-month period of 2019 compared to the same period in 2018. The decrease primarily reflected losses on mark-to-market derivative contracts and higher selling, general and administrative costs related to the business acquired, partially offset by higher margins on third-party sales, predominantly related to the business acquired.

Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, and the volatility in the commodity markets, management is unable to predict future sales and operating results for this segment. However, management anticipates positive operating income for this segment for the remainder of 2019, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $3 million and lower by $6 million for the three-month period of 2019 and 2018, respectively.

While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2019. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Net sales	$254	$249
Operating income (loss)	$—	$(4)
Income from affiliates	$1	$—

Net sales for the Marine segment increased $5 million for the three-month period of 2019 compared to the same period in 2018. The increase was primarily the result of higher cargo rates in certain markets, partially offset by decreased cargo volumes during 2019 compared to 2018.

Operating income for this segment increased $4 million for the three-month period of 2019 compared to the same period in 2018. The increase was primarily the result of increased voyage revenue and lower stevedoring and cargo costs.  Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2019. However, management anticipates this segment will have positive operating income for the remainder of 2019.

Sugar and Alcohol Segment

	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Net sales	$25	$51
Operating income (loss)	$(4)	$2
Income from affiliates	$—	$—

Net sales for the Sugar and Alcohol segment decreased $26 million for the three-month period of 2019 compared to the same period in 2018. The decrease primarily reflected lower volumes and prices of sugar and alcohol sold. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices was offset by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate.

Operating income for the Sugar and Alcohol segment decreased $6 million for the three-month period of 2019 compared to the same period in 2018. The decrease primarily reflected lower margins on alcohol and cogeneration, partially offset by lower selling, general and administrative expenses related to salaries and benefits. Argentina was determined by management to be a highly inflationary economy in the second quarter of 2018, and as a result, this segment’s functional currency is the U.S. dollar effective in the third quarter of 2018 until the economic environment stabilizes. Sugar costs for the first quarter of 2018 included $7 million in severance costs related to a restructuring of its workforce. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2019.

Power Segment

	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Net sales	$29	$23
Operating income	$4	$—
Income from affiliates	$—	$2

Net sales for the Power segment increased $6 million for the three-month period of 2019 compared to the same period in 2018. The increase primarily reflected higher spot market rates.

Operating income for the Power segment increased $4 million for the three-month period of 2019 compared to the same period in 2018. The increase was due to higher spot market rates, partially offset by higher fuel costs. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2019.

Turkey Segment

	Three Months Ended
	March 30,	March 31,
(Millions of dollars)	2019	2018
Income (loss) from affiliates	$(11)	$1

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The decrease in income from affiliates for the three-month period of 2019 compared to the same period in 2018 was primarily the result of higher production and logistics costs and lower volumes of turkey products sold. Management is unable to predict future market prices for turkey products or the cost of feed. Based on recent market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $9 million for the three-month period of 2019 compared to the same period in 2018 primarily due to costs related to Seaboard’s deferred compensation program, which are offset by the effect of the mark-to-market on investments recorded in other investment income and to a lesser extent, due to the 2018 acquisition of Mimran. As a percentage of total net sales, SG&A was 5% for the three-month period of 2019 and 2018.

Interest Expense

Interest expense decreased $2 million for the three-month period of 2019 compared to the same period in 2018 primarily due to lower interest rates on less debt outstanding in the Sugar and Alcohol segment and more capitalized interest, partially offset by more debt outstanding. On September 25, 2018, Seaboard refinanced its $500 million unsecured term loan with a $700 million unsecured term loan.

Interest Income

Interest income increased $4 million for the three-month period of 2019 compared to the same period in 2018 primarily due to increased investments of debt securities and higher interest recognized on customer receivables in the Power segment.

Other Investment Income (Loss), Net

Other investment income, net increased $150 million for the three-month period of 2019 compared to the same period in 2018 primarily due to unrealized gains on short-term investments due to mark-to-market fluctuations, partially offset by lower realized gains.

Income Tax Expense

The effective tax rate for the three-month period of 2019 was lower than the three-month period of 2018 primarily due to the change in tax classification of a wholly owned subsidiary from a partnership to a corporation in the first quarter of 2018 that was partially offset by tax exempt income from the retroactive extension of the 2017 federal blender’s credits.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2018. See Note 7 to the condensed consolidated financial statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of March 30, 2019. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — Except as set forth below, there have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended March 30, 2019 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting. Effective January 1, 2019, Seaboard implemented new internal controls to ensure it adequately adopted the new lease accounting standard.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 5 to the condensed consolidated financial statements.

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10‑K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning any purchases made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Securities and Exchange Commission) of shares of Seaboard’s common stock during the first quarter of the fiscal year covered by this report.

Issuer Purchases of Equity Securities
(Millions of dollars except number of shares
and per share amounts)				Approximate
				Dollar Value
				Of Shares
			Total Number	that May
			Of Shares	Yet Be
			Purchased as Part	Purchased
	Total Number		Of Publicly	Under the
	of Shares	Average Price	Announced Plans	Plans or
Period	Purchased	Paid per Share	Or Programs	Programs
January 1, 2019 to January 31, 2019	1,388	$3,689.59	1,388	$90
February 1, 2019 to February 28, 2019	755	3,822.70	755	87
March 1, 2019 to March 30, 2019	1,253	3,923.65	1,253	82
Total	3,396		3,396

All purchases during the quarter were made pursuant to Seaboard’s share repurchase program, which was initially established by Seaboard’s Board of Directors in November 2009 and has been extended through October 31, 2019. All purchases were made through open market or privately negotiated purchases and all the repurchased shares have been retired. See Note 8 to the condensed consolidated financial statements for further discussion of the program.

Item 6.	Exhibits

Exhibit No.	Description

10.1

Amendment No. 2 to the Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2019 and dated January 2, 2019. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10‑K for the fiscal year ended December 31, 2018.

10.2

Seaboard Corporation Post-2018 Non-Qualified Deferred Compensation Plan effective January 1, 2019 and dated December 28, 2018. Incorporated herein by reference to Exhibit 10.8 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2018.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (“Seaboard”). Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; or (xii) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: April 30, 2019

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: April 30, 2019