Form 10-Q
period 2019-06-29
SEABOARD CORP /DE/
filed 2019-07-31
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to ____________________________________

Commission File Number: 1-3390

Seaboard Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2260388
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9000 West 67th Street, Merriam, Kansas	66202
(Address of principal executive offices)	(Zip Code)

(913) 676-8800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $1.00 Par Value	SEB	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation  S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ◻
Non-Accelerated Filer ◻	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ⌧.

There were 1,165,309 shares of common stock, $1.00 par value per share, outstanding on July 24, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars except share and per share amounts)	2019	2018	2019	2018
Net sales:
Products (affiliate sales of $357, $343, $677 and $649)	$1,513	$1,382	$2,758	$2,673
Services (affiliate sales of $4, $3, $8 and $5)	275	278	544	542
Other	34	31	63	55
Total net sales	1,822	1,691	3,365	3,270
Cost of sales and operating expenses:
Products	1,422	1,309	2,652	2,454
Services	238	242	478	482
Other	26	24	49	46
Total cost of sales and operating expenses	1,686	1,575	3,179	2,982
Gross income	136	116	186	288
Selling, general and administrative expenses	83	84	167	159
Operating income	53	32	19	129
Other income (expense):
Interest expense	(12)	(11)	(18)	(19)
Interest income	8	3	15	6
Loss from affiliates	(16)	(16)	(34)	(22)
Other investment income (loss), net	37	12	150	(25)
Foreign currency gains (loss), net	(1)	(6)	2	(2)
Miscellaneous, net	—	(3)	—	(2)
Total other income (expense), net	16	(21)	115	(64)
Earnings before income taxes	69	11	134	65
Income tax expense	(11)	(4)	(19)	(26)
Net earnings	$58	$7	$115	$39
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Seaboard	$58	$7	$115	$39

Earnings per common share	$50.13	$6.28	$98.92	$33.03
Average number of shares outstanding	1,165,740	1,170,550	1,166,575	1,170,550

Other comprehensive loss, net of income tax benefit of $0, $1, $0 and $1:
Foreign currency translation adjustment	(9)	(17)	(11)	(27)
Unrecognized pension cost	3	(3)	6	(2)
Other comprehensive loss, net of tax	$(6)	$(20)	$(5)	$(29)
Comprehensive income (loss)	52	(13)	110	10
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Seaboard	$52	$(13)	$110	$10

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 29,	December 31,
(Millions of dollars except share and per share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$110	$194
Short-term investments	1,440	1,336
Receivables, net	546	551
Inventories	871	815
Other current assets	107	131
Total current assets	3,074	3,027
Property, plant and equipment, net	1,288	1,160
Operating lease right of use assets, net	453	—
Investments in and advances to affiliates	783	804
Goodwill	165	167
Other non-current assets	138	149
Total assets	$5,901	$5,307
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$160	$148
Current maturities of long-term debt	54	39
Accounts payable	262	238
Deferred revenue	37	39
Deferred revenue from affiliates	28	31
Operating lease liabilities	98	—
Other current liabilities	266	289
Total current liabilities	905	784
Long-term debt, less current maturities	734	739
Long-term operating lease liabilities	391	—
Deferred income taxes	143	127
Long-term income tax liability	73	73
Other liabilities	236	255
Total non-current liabilities	1,577	1,194
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,165,407 shares in 2019 and 1,169,217 shares in 2018	1	1
Accumulated other comprehensive loss	(415)	(410)
Retained earnings	3,823	3,727
Total Seaboard stockholders’ equity	3,409	3,318
Noncontrolling interests	10	11
Total equity	3,419	3,329
Total liabilities and stockholders’ equity	$5,901	$5,307

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 29,	June 30,
(Millions of dollars)	2019	2018
Cash flows from operating activities:
Net earnings	$115	$39
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	68	67
Deferred income taxes	8	3
Loss from affiliates	34	22
Dividends received from affiliates	2	3
Other investment loss (income), net	(150)	25
Other, net	6	2
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	(3)	(10)
Inventories	(54)	(89)
Other assets	32	51
Other liabilities, exclusive of debt	(19)	(49)
Net cash from operating activities	39	64
Cash flows from investing activities:
Purchase of short-term investments	(733)	(336)
Proceeds from the sale of short-term investments	617	615
Proceeds from the maturity of short-term investments	164	21
Capital expenditures	(156)	(58)
Cash paid for acquisition of businesses	—	(270)
Investments in and advances to affiliates, net	(11)	(17)
Issuance of notes receivable	(6)	—
Principal payments received on notes receivable from affiliates	—	4
Purchase of long-term investments	(9)	(8)
Other, net	8	3
Net cash from investing activities	(126)	(46)
Cash flows from financing activities:
Notes payable to banks, net	13	(8)
Proceeds from long-term debt	31	—
Principal payments of long-term debt	(20)	(43)
Repurchase of common stock	(14)	—
Dividends paid	(5)	(4)
Other, net	(2)	—
Net cash from financing activities	3	(55)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents	(84)	(37)
Cash and cash equivalents at beginning of year	194	116
Cash and cash equivalents at end of period	$110	$79

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2017	$1	$(354)	$3,750	$11	$3,408
Adoption of accounting guidance	—	(7)	7	—	—
Addition to noncontrolling interests	—	—	—	4	4
Comprehensive income:
Net earnings	—	—	32	—	32
Other comprehensive loss, net of tax	—	(9)	—	—	(9)
Dividends on common stock ($1.50/share)	—	—	(2)	—	(2)
Balances, March 31, 2018	$1	$(370)	$3,787	$15	$3,433
Comprehensive income:
Net earnings	—	—	7	—	7
Other comprehensive loss, net of tax	—	(20)	—	—	(20)
Dividends on common stock ($1.50/share)	—	—	(2)	—	(2)
Balances, June 30, 2018	$1	$(390)	$3,792	$15	$3,418

Balances, December 31, 2018	$1	$(410)	$3,727	$11	$3,329
Reduction to noncontrolling interests	—	—	—	(1)	(1)
Comprehensive income:
Net earnings	—	—	57	—	57
Other comprehensive income, net of tax	—	1	—	—	1
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 30, 2019	$1	$(409)	$3,768	$10	$3,370
Comprehensive income:
Net earnings	—	—	58	—	58
Other comprehensive loss, net of tax	—	(6)	—	—	(6)
Repurchase of common stock	—	—	(1)	—	(1)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 29, 2019	$1	$(415)	$3,823	$10	$3,419

See accompanying notes to condensed consolidated financial statements

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

Supplemental Cash Flow Information

Non-cash investing and financing activities included purchases of property, plant and equipment in accounts payable of $15 million and the impact upon adoption of the new leasing guidance further discussed below. During the six months ended June 29, 2019, $42 million and $19 million of leased assets were obtained in exchange for new operating and finance lease liabilities, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $66 million, all included in net cash from operating activities. Cash paid for amounts included in the measurement of finance lease liabilities was $1 million. Seaboard reports the amortization of the ROU asset and the change in the operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statement of cash flows.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill of $2 million from year-end to June 29, 2019 was related to foreign currency exchange differences within the Commodity Trading and Milling (“CT&M”) segment. As of June 29, 2019, intangible assets were $63 million, net of accumulated amortization of $11 million.

Recently Issued Accounting Standard Adopted

On January 1, 2019, Seaboard adopted guidance which requires the recognition of ROU assets and lease liabilities for most leases. As a result of this adoption, Seaboard recorded operating lease ROU assets of $460 million, adjusted for the deferred rent liability balance at year-end, and lease liabilities of $498 million. The adoption of the new guidance did not have a material impact on the condensed consolidated statement of comprehensive income and the condensed consolidated statement of cash flows. The accounting for finance leases, formerly called capital leases, remained substantially unchanged. Seaboard adopted the new guidance using the effective date method and, therefore, prior period financials were not revised. Seaboard elected the package of practical expedients available upon transition, which permitted Seaboard to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. All of Seaboard’s equity method investments must adopt the new standard by December 31, 2020. See Note 4 for additional details on the impact of adopting this new accounting standard.

In June 2016, the Financial Accounting Standards Board issued guidance on the measurement of financial instrument credit losses that requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine the allowance for doubtful accounts with respect to accounts receivable and notes receivable. The CECL model requires estimation of lifetime expected credit loss based on historical experience, current conditions and reasonable supportable forecasts. The new guidance replaces the existing incurred loss model and will be effective for Seaboard on January 1, 2020. Seaboard is currently evaluating the impact of the new guidance on the consolidated financial statements.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	June 29,	December 31,
(Millions of dollars)	2019	2018
Domestic equity securities	$689	$632
Domestic debt securities	392	268
Foreign equity securities	195	218
High yield securities	57	19
Foreign debt securities	49	16
Collateralized loan obligations	27	28
Money market funds held in trading accounts	21	146
Term deposits	5	9
Other trading securities	5	—
Total trading short-term investments	$1,440	$1,336

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $38 million and $126 million for the three and six months ended June 29, 2019, respectively, and $(2) million and $(24) million for the three and six months ended June 30, 2018, respectively.

Seaboard had $59 million of equity securities denominated in foreign currencies as of June 29, 2019, with $29 million in euros, $11 million in Japanese yen, $9 million in British pounds, $4 million in Swiss francs and the remaining $6 million in various other currencies. As of December 31, 2018, Seaboard had $66 million of equity securities denominated in foreign currencies, with $25 million in euros, $20 million in Japanese yen, $9 million in British pounds, $3 million in Swiss francs and the remaining $9 million in various other currencies. Also, money market funds included less than $1 million and $10 million denominated in various foreign currencies as of June 29, 2019 and December 31, 2018, respectively. Term deposits are denominated in the West African franc.

Note 3 – Inventories

The following is a summary of inventories:

	June 29,	December 31,
(Millions of dollars)	2019	2018
At lower of LIFO cost or market:
Hogs and materials	$375	$361
Fresh pork and materials	32	36
LIFO adjustment	(67)	(58)
Total inventories at lower of LIFO cost or market	340	339
At lower of FIFO cost and net realizable value:
Grains, oilseeds and other commodities	277	229
Sugar produced and in process	32	17
Other	63	81
Total inventories at lower of FIFO cost and net realizable value	372	327
Grain, flour and feed at lower of weighted average cost and net realizable value	159	149
Total inventories	$871	$815

d

Note 4 – Leases

Seaboard’s operating leases are primarily for land, buildings, machinery and equipment, contract growers and vessels. Seaboard’s finance leases are primarily for contract growers. The Pork segment has contract grower agreements in place with farmers to raise a portion of Seaboard’s hogs using the farmer’s buildings, land and equipment. Seaboard’s Marine segment leases its PortMiami terminal, among other ports. The Marine and CT&M segments lease vessels for use in operations. Seaboard elected to account for lease and nonlease maintenance components as a single lease component for all classes of underlying assets. Seaboard’s nonlease components are primarily for services related to labor associated with caring for hogs in its contract grower agreements and crew services on vessel charter arrangements.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. As of June 29, 2019, the weighted average remaining lease term for Seaboard’s operating and finance leases was approximately 7 years and 9 years, respectively. Seaboard’s lease terms vary depending upon the class of asset and some leases include options to extend or terminate. Since Seaboard is not reasonably certain to exercise these renewal or termination options, the options are not considered in determining the lease term, and associated potential option payments or penalties are excluded from lease payments. Seaboard has elected not to recognize ROU assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than 1 month, but less than 12 months.

The components of lease cost were as follows:

	Three	Six
	Months	Months
	Ended	Ended
(Millions of dollars)	June 29, 2019	June 29, 2019
Operating lease cost	$34	$67
Finance lease cost:
Amortization of right of use assets	1	1
Interest on lease liabilities	—	—
Variable lease cost	1	4
Short-term lease cost	13	23
Total lease cost	$49	$95

Operating lease cost and short-term lease cost are recognized on a straight-line basis over the lease term. Finance lease cost is recognized based on the effective interest method for the lease liability and straight-line amortization of the ROU asset. Variable lease payments are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are primarily for payments in excess of minimums with regards to throughput of containers at PortMiami. Short-term leases are primarily for containers and vessels at Seaboard’s Marine segment. Lease cost is included in various line items in the condensed consolidated statements of comprehensive income or capitalized to inventory. Rental expense for leases with terms of a month or less are excluded from the total lease cost above.

Seaboard’s operating lease assets and liabilities are reported separately in the condensed consolidated balance sheet. The classification of Seaboard’s finance leases in the condensed consolidated balance sheet as of June 29, 2019 was as follows:

		Balance
Description	Balance Sheet Classification	(Millions of dollars)
Finance lease right of use assets, net	Property, plant and equipment, net	$26
Finance lease liabilities	Other current liabilities	2
Non-current finance lease liabilities	Other liabilities	17

Maturities of lease liabilities as of June 29, 2019 were as follows:

	Operating	Finance
(Millions of dollars)	Leases	Leases
Remainder of 2019	$71	$2
2020	113	3
2021	99	3
2022	74	3
2023	68	3
Thereafter	188	14
Total undiscounted lease payments	613	28
Less imputed interest	(124)	(9)
Total lease liability	$489	$19

Seaboard’s weighted average discount rate for operating and finances leases was 6.63% and 6.93%, respectively, as of June 29, 2019. There were estimates and judgements made in determining Seaboard’s multiple discount rates based on term, country and currency, including developing a secured credit rating and spreading market yield data across maturities and country risk-free rates.

Below is Seaboard’s commitments table as of December 31, 2018 that disclosed operating lease payments for the next five years and thereafter. Seaboard had no material capital leases as of December 31, 2018.

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

Note 5 – Notes Payable, Long-Term Debt, Commitments and Contingencies

Notes Payable

Notes payable outstanding under uncommitted lines of credit was $160 million as of June 29, 2019, with $119 million denominated in South African rand, $20 million denominated in Canadian dollars, $14 million denominated in Zambian kwacha and $7 million denominated in Brazilian real. The weighted average interest rate for outstanding notes payable was 8.23% and 7.76% as of June 29, 2019 and December 31, 2018, respectively. The notes payable under the uncommitted lines of credit are unsecured and do not require compensating balances. Also, Seaboard has a $100 million committed credit line secured by certain short-term investments with no balance outstanding as of June 29, 2019. Seaboard’s borrowing capacity under its uncommitted and committed lines of credit was reduced by the outstanding balances and letters of credit totaling $18 million as of June 29, 2019.

Long-Term Debt

The following is a summary of long-term debt:

	June 29,	December 31,
(Millions of dollars)	2019	2018
Term Loan due 2028	$695	$698
Foreign subsidiary obligations due 2019 through 2023	94	81
Total long-term debt at face value	789	779
Current maturities of long-term debt and unamortized discount and costs	(55)	(40)
Long-term debt, less current maturities and unamortized discount and costs	$734	$739

The interest rate on the Term Loan was 4.03% and 4.15% as of June 29, 2019 and December 31, 2018, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 3.91% and 3.80% June 29, 2019 and December 31, 2018, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of June 29, 2019.

Contingencies

On June 28, 2018, Wanda Duryea and eleven other indirect purchasers of pork products, acting on behalf of themselves and a putative class of indirect purchasers of pork products, filed a class action complaint in the U.S. District Court for the District of Minnesota against several pork processors, including Seaboard Foods LLC and Agri Stats, Inc., a company described in the complaint as a data sharing service. Subsequent to the filing of this initial complaint, additional class action complaints making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the U.S. District Court for the District of Minnesota. The complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating their output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and state common law claims for unjust enrichment. The complaints also allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The complaints were amended and consolidated, and the cases are now organized into three consolidated putative class actions brought on behalf of (a) direct purchasers, (b) consumer indirect purchasers, and (c) commercial and institutional indirect purchasers.  The amended complaints named Seaboard Corporation as an additional defendant. On July 9, 2019, the Commonwealth of Puerto Rico filed a similar class action complaint against Seaboard Foods LLC and Seaboard Corporation in the U.S. District Court of Puerto Rico making essentially the same contentions as set forth in the cases filed in the U.S. District Court for the District of Minnesota, but also contending violation of Puerto Rican antitrust laws. Seaboard intends to defend these cases vigorously. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from these suits, or to estimate the amount of potential loss, if any, resulting from the suits.

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

Guarantees

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of June 29, 2019, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote. See Notes Payable above for discussion of letters of credit.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$2	$2	$4	$5
Interest cost	3	2	6	5
Expected return on plan assets	(3)	(2)	(5)	(5)
Amortization and other	3	2	4	3
Net periodic benefit cost	$5	$4	$9	$8

Seaboard participates in a multi-employer pension fund, the United Food and Commercial Workers International Union-Industry Pension Fund (the “Fund”). Pursuant to a collective bargaining agreement, Seaboard made contributions to the Fund based on hours worked by certain union employees who are participants in the Fund. Effective July 22, 2019, after ratification of a renewed collective bargaining agreement, Seaboard ceased contributing to the Fund, which will result in the termination of participation in the Fund. Seaboard will record an estimated $14 million withdrawal liability during the third quarter of 2019, that will be payable in quarterly installments over 20 years, beginning in the second half of 2020.

Note 7 – Derivatives and Fair Value of Financial Instruments

The following tables shows assets and liabilities measured at fair value on a recurring basis as of June 29, 2019 and December 31, 2018, and also the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	June 29,
(Millions of dollars)	2019	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$689	$689	$—	$—
Domestic debt securities	392	115	277	—
Foreign equity securities	195	195	—	—
High yield securities	57	10	47	—
Foreign debt securities	49	2	47	—
Collateralized loan obligations	27	—	27	—
Money market funds held in trading accounts	21	21	—	—
Term deposits	5	5	—	—
Other trading securities	5	5	—	—
Trading securities – other current assets:
Domestic equity securities	36	36	—	—
Money market fund held in trading accounts	2	2	—	—
Foreign equity securities	2	2	—	—
Fixed income securities	2	2	—	—
Other	2	1	1	—
Derivatives:
Commodities (1)	8	8	—	—
Foreign currencies	1	—	1	—
Total Assets	$1,493	$1,093	$400	$—
Liabilities:
Contingent consideration	$13	$—	$—	$13
Derivatives:
Commodities (1)	6	6	—	—
Total Liabilities	$19	$6	$—	$13

(1)	Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of June 29, 2019, the commodity derivatives had a margin account balance of $11 million resulting in a net other current asset in the condensed consolidated balance sheet of $13 million.

	Balance
	December 31,
(Millions of dollars)	2018	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$632	$632	$—	$—
Domestic debt securities	268	215	53	—
Foreign equity securities	218	218	—	—
Money market funds held in trading accounts	146	146	—	—
Collateralized loan obligations	28	—	28	—
High yield securities	19	7	12	—
Foreign debt securities	16	2	14	—
Term deposits	9	9	—	—
Other trading securities	5	5	—	—
Trading securities – other current assets:
Domestic equity securities	32	32	—	—
Money market fund held in trading accounts	5	5	—	—
Foreign equity securities	3	3	—	—
Fixed income securities	3	3	—	—
Other	1	1	—	—
Derivatives:
Commodities (1)	6	4	2	—
Foreign currencies	2	—	2	—
Total Assets	$1,393	$1,282	$111	$—
Liabilities:
Trading securities – short-term investments:
Other trading securities	$5	$—	$5	$—
Contingent consideration	13	—	—	13
Derivatives:
Commodities (1)	4	$4	$—	$—
Total Liabilities	$22	$4	$5	$13

(1)	Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2018, the commodity derivatives had a margin account balance of $15 million resulting in a net other current asset in the condensed consolidated balance sheet of $17 million.

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

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is mostly variable-rate, the carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value in its condensed consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy. The fair value of Seaboard’s contingent consideration related to a 2018 acquisition was classified as a level 3 in the fair value hierarchy since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard will remeasure the estimated fair value of the contingent consideration liability until settled.

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. As of June 29, 2019, Seaboard had open net derivative contracts to purchase 21 million bushels of grain and 11 million pounds of hogs and open net derivative contracts to sell 46 million pounds of soybean oil and 4 million gallons of heating oil. As of December 31, 2018, Seaboard had open net derivative contracts to purchase 33 million bushels of grain and 8 million pounds of soybean oil and open net derivative contracts to sell 26 million pounds of hogs and 7 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the condensed consolidated statements of comprehensive income. As of June 29, 2019 and December 31, 2018, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $66 million and $82 million, respectively, primarily related to the South African rand and euro. From time to time, Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements should the counterparties fail to perform according to the terms of the applicable agreements. As of June 29, 2019, Seaboard had a maximum amount of loss due to credit risk of $1 million with five counterparties related to foreign currency exchange agreements. Seaboard does not hold any collateral related to these agreements.

Equity Futures Contracts

Seaboard enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Equity futures contracts are recorded at fair value with changes in value marked-to-market as a component of other investment income (loss), net in the condensed consolidated statements of comprehensive income. The notional amounts of these equity futures contracts were less than $1 million and $97 million as of June 29, 2019 and December 31, 2018, respectively.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Six Months Ended
		June 29,	June 30,	June 29,	June 30,
(Millions of dollars)		2019	2018	2019	2018
Commodities	Cost of sales	$1	$(25)	$(31)	$(16)
Foreign currencies	Cost of sales	1	2	4	(4)
Equity	Other investment income (loss), net	—	—	(3)	(10)

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		June 29,	December 31,		June 29,	December 31,
(Millions of dollars)		2019	2018		2019	2018
Commodities(1)	Other current assets	$8	$6	Other current liabilities	$6	$4
Foreign currencies	Other current assets	1	2	Other current liabilities	—	—
Equity (1)	Short-term investments	—	—	Short-term investments	—	5

(1)	Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. Seaboard’s equity derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

In October 2017, the Board of Directors extended through October 31, 2019 the share repurchase program. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion. As of June 29, 2019, $81 million remained available for repurchase under this program. Seaboard repurchased 3,810 shares of common stock at a total price of $14 million during the six months ended June 29, 2019.

The changes in the components of other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Foreign currency translation adjustment	$(9)	$(17)	$(11)	$(27)
Unrecognized pension cost (1)	3	(3)	6	(2)
Other comprehensive loss, net of tax	$(6)	$(20)	$(5)	$(29)

(1)
This primarily represents the amortization of actuarial losses that were included in net periodic benefit cost. Amounts for the three and six months ended June 30, 2018 included other actuarial adjustments.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	June 29,	December 31,
(Millions of dollars)	2019	2018
Cumulative foreign currency translation adjustment	$(360)	$(349)
Unrecognized pension cost	(55)	(61)
Total accumulated other comprehensive loss	$(415)	$(410)

The cumulative foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar and Alcohol segment. However, effective in the third quarter of 2018, the Sugar and Alcohol segment’s functional currency changed from the Argentine peso to the U.S. dollar due to highly inflationary accounting. For the six months ended June 29, 2019, less than $1 million of income taxes for foreign currency translation was recorded because substantially all of the cumulative foreign currency translation adjustment related to foreign subsidiaries for which no tax benefit was recorded.

As of June 29, 2019 and June 30, 2018, income taxes for the cumulative unrecognized pension cost were recorded using an effective tax rate of 26% except for unrecognized pension cost of $20 million and $22 million, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 9 – Revenue Recognition

Seaboard has multiple segments with diverse revenue streams. The following tables present Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended June 29, 2019
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$427	$999	$—	$29	$—	$5	$1,460
Transportation	3	—	259	—	—	1	263
Energy	53	—	—	1	33	—	87
Other	9	3	—	—	—	—	12
Segment/Consolidated Totals	$492	$1,002	$259	$30	$33	$6	$1,822

	Three Months Ended June 30, 2018
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$365	$885	$—	$60	$—	$4	$1,314
Transportation	4	—	263	—	—	—	267
Energy	66	—	—	1	31	—	98
Other	7	5	—	—	—	—	12
Segment/Consolidated Totals	$442	$890	$263	$61	$31	$4	$1,691

	Six Months Ended June 29, 2019
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$784	$1,825	$—	$54	$—	$8	$2,671
Transportation	7	—	513	—	—	1	521
Energy	87	—	—	1	62	—	150
Other	17	6	—	—	—	—	23
Segment/Consolidated Totals	$895	$1,831	$513	$55	$62	$9	$3,365

	Six Months Ended June 30, 2018
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$726	$1,666	$—	$110	$—	$8	$2,510
Transportation	8	—	512	—	—	—	520
Energy	159	—	—	2	54	—	215
Other	15	10	—	—	—	—	25
Segment/Consolidated Totals	$908	$1,676	$512	$112	$54	$8	$3,270

Revenue from goods and services transferred to customers at a single point in time accounted for approximately 85% of Seaboard’s net sales for the three and six months ended June 29, 2019 and June 30, 2018. Substantially all of the sales in Seaboard’s Marine segment are recognized ratably over the transit time for each voyage as Seaboard believes this is a faithful depiction of the performance obligation to its customers. Almost all of Seaboard’s contracts with its customers are short-term, defined as less than one year. As of June 29, 2019, Seaboard had $9 million of remaining performance obligations that extend beyond one year, of which 33% is expected to be recognized as net sales in 2019 and the remaining balance in 2020.

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The CT&M segment, which operates internationally with sales in Africa, South America, the Caribbean and Asia, requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a ship is on the water and has not arrived at the designated port. The Pork segment has a marketing agreement with Triumph Foods, LLC, of which certain fees paid at commencement are recognized over the term of the agreement. Deferred revenue balances are reduced when revenue is recognized. Deferred revenue recognized as revenue for the three and six month periods ended June 29, 2019, was $130 million and $265 million, respectively. Deferred revenue recognized as revenue for the three and six month periods ended June 30, 2018, was $88 million and $156 million, respectively.

Note 10 – Income Taxes

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. Seaboard’s projected annual income tax rate for the second quarter of 2019 included $1 million of anticipated tax expense associated with the global intangible low-taxed income (“GILTI”) provision and no anticipated tax expense associated with the base-erosion and anti-abuse tax (“BEAT”) provision.

In the normal course of business, Seaboard’s tax filings are subject to audit by federal, state and foreign tax authorities. In June 2019, the Internal Revenue Service notified Seaboard that they will examine the 2016 federal income tax return.

Note 11 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective products or services, see Note 14 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2018. Below are segment updates from year-end.

In February 2019, the Pork segment entered into an asset purchase agreement to buy an idle ethanol plant in Hugoton, Kansas for approximately $40 million. Seaboard accounted for this transaction as an asset acquisition as no workforce or substantive processes were acquired. The purchase price was allocated to property, plant and equipment based on a relative fair value basis.

The Power segment is currently constructing a new floating power barge for use in the Dominican Republic that is anticipated to begin operations in 2021. The total project is expected to exceed $160 million. Seaboard’s Power segment continues to explore strategic alternatives, including the possible sale or relocation of the existing power barge.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of June 29, 2019 and December 31, 2018, Butterball had total assets of $1,175 million and $1,072 million, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$343	$326	$646	$647
Operating loss	$(8)	$(12)	$(27)	$(10)
Net loss	$(16)	$(15)	$(37)	$(13)

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

Sales to External Customers:	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Pork	$492	$442	$895	$908
Commodity Trading and Milling	1,002	890	1,831	1,676
Marine	259	263	513	512
Sugar and Alcohol	30	61	55	112
Power	33	31	62	54
All Other	6	4	9	8
Segment/Consolidated Totals	$1,822	$1,691	$3,365	$3,270

Operating Income (Loss):	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Pork	$25	$17	$(9)	$109
Commodity Trading and Milling	29	(2)	36	9
Marine	4	4	4	—
Sugar and Alcohol	(4)	10	(8)	12
Power	8	6	12	6
All Other	—	1	1	1
Segment Totals	62	36	36	137
Corporate	(9)	(4)	(17)	(8)
Consolidated Totals	$53	$32	$19	$129

Income (Loss) from Affiliates:	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Pork	$(6)	$(6)	$(14)	$(13)
Commodity Trading and Milling	(5)	(4)	(5)	(6)
Marine	—	1	1	1
Sugar and Alcohol	1	—	1	—
Power	2	1	2	3
Turkey	(8)	(8)	(19)	(7)
Segment/Consolidated Totals	$(16)	$(16)	$(34)	$(22)

Total Assets:	June 29,	December 31,
(Millions of dollars)	2019	2018
Pork	$1,548	$1,304
Commodity Trading and Milling	1,516	1,423
Marine	534	345
Sugar and Alcohol	138	138
Power	250	203
Turkey	275	295
All Other	11	8
Segment Totals	4,272	3,716
Corporate	1,629	1,591
Consolidated Totals	$5,901	$5,307

Investments in and Advances to Affiliates:	June 29,	December 31,
(Millions of dollars)	2019	2018
Pork	$188	$192
Commodity Trading and Milling	252	255
Marine	31	28
Sugar and Alcohol	5	4
Power	32	30
Turkey	275	295
Segment/Consolidated Totals	$783	$804

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of June 29, 2019 increased $20 million to $1,550 million from December 31, 2018. Cash from operating activities decreased $25 million for the six months ended June 29, 2019 compared to the same period in 2018, primarily due to lower adjusted earnings for unrealized gains on short-term investments, partially offset by decreased cash for working capital needs.

Capital Expenditures, Acquisitions and Other Investing Activities

During the six months ended June 29, 2019, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $156 million in property, plant and equipment, of which $88 million was in the Pork segment, $13 million in the Commodity Trading and Milling (“CT&M”) segment, $11 million in the Marine segment, $37 million in the Power segment and the remaining amount in other segments. The Pork segment expenditures were primarily for the expansion of the Guymon pork processing plant and the purchase of an idle ethanol plant and all of its related assets in Hugoton, Kansas. The Power segment expenditures were primarily for its new power barge under construction. All other capital expenditures were primarily of a normal recurring nature such as replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2019, management has budgeted capital expenditures totaling $261 million. The Pork segment budgeted $116 million primarily for modifications to convert the recently purchased idle ethanol plant to a renewable diesel production facility and expansion of the Guymon pork processing plant. The CT&M segment budgeted $30 million primarily for milling assets. The Marine segment budgeted $33 million primarily for additional cargo carrying and handling equipment. The Sugar and Alcohol segment budgeted $24 million primarily for alcohol fermentation expansion. The Power segment budgeted $57 million primarily for its new power barge. The balance of $1 million is planned to be spent in all other businesses primarily for normal upgrades to existing operations. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

In the second quarter of 2019, Seaboard contributed $10 million to Seaboard Triumph Foods, LLC, a non-consolidated affiliate of the Pork segment, for working capital needs. Additional contributions may be necessary in the future.

Financing Activities and Debt

As of June 29, 2019, Seaboard had short-term uncommitted lines of credit totaling $616 million and a committed line totaling $100 million. There was $160 million borrowed under the uncommitted lines of credit as of June 29, 2019. Seaboard’s borrowing capacity under its uncommitted lines of credit was further reduced by letters of credit totaling $18  million. As of June 29, 2019, Seaboard had an unsecured term loan, which matures in 2028, with a balance of $695 million and $94 million of foreign subsidiary debt, denominated in U.S. dollars and euros.

As of June 29, 2019, Seaboard had cash and short-term investments of $1,550 million and additional total net working capital of $619 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for 2019. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives.

As of June 29, 2019, $171 million of the $1,550 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2019 increased $131 million and $95 million, respectively, compared to the same periods in 2018. The increase for the three month period was primarily the result of higher volumes for certain commodities in the CT&M segment and higher prices of pork products sold in the Pork segment, partially offset by lower biodiesel revenue in the Pork segment and lower selling prices and volumes in the Sugar and Alcohol segment. The increase for the six month period was primarily the result of higher volumes for certain commodities in the CT&M segment and higher prices of pork products sold and higher sales volume of market hogs in the Pork segment, partially offset by lower biodiesel prices and not receiving the federal blender’s credits in the first quarter of 2019 as compared to 2018 in the Pork segment and lower revenue in the Sugar and Alcohol segment.

Operating income increased $21 million and decreased $110 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The increase for the three month period was primarily due to higher gains on mark-to-market derivative contracts, higher margins on product sales in the Pork segment, partially offset by lower biodiesel margins in the Pork segment and lower sugar and alcohol margins in the Sugar and Alcohol segment. The decrease for the six month period primarily reflected not receiving the federal blender’s credits and lower prices on pork products sold and losses on mark-to-market derivative contracts in the Pork segment and lower alcohol margins in the Sugar and Alcohol segment, partially offset by higher margins on certain commodities and gains on derivative contracts.

Pork Segment

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$492	$442	$895	$908
Operating income (loss)	$25	$17	$(9)	$109
Loss from affiliates	$(6)	$(6)	$(14)	$(13)

Net sales for the Pork segment increased $50 million and decreased $13 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The increase for the three month period was primarily due to higher overall prices for pork products sold, higher sales volume and prices of market hogs, partially offset by lower biodiesel prices. The decrease for the six month period was primarily the result of receiving no federal blender’s credits in the first quarter of 2019 compared to 2018 when the Pork segment received $42 million of revenue related to 2017 production. The federal blender’s credits have not been extended and there is no assurance that the federal blender’s credits will be renewed or retroactively extended. In addition, revenue decreased in the first half of 2019 as a result of lower biodiesel prices partially offset by higher volume of market hogs sold and higher domestic and export pork prices.

Operating income for the Pork segment increased $8 million and decreased $118 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The increase for the three month period of 2019 was primarily due to improved overall margins from higher pork prices and to a lesser extent, market hog sales, partially offset by lower margins on biodiesel sales and mark-to-market losses on strategic hog positions. The decrease for the six month period was primarily due to not receiving the federal blender’s credits discussed above, lower margins on biodiesel sales and mark-to-market losses on strategic hog positions. Management is unable to predict future market prices for pork products, the cost of feed or third-party hogs or the government’s intentions with the federal blenders’ credits. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2019.

Commodity Trading and Milling Segment

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$1,002	$890	$1,831	$1,676
Operating income (loss) as reported	$29	$(2)	$36	$9
Mark-to-market losses (gains)	(7)	18	(4)	12
Operating income excluding mark-to-market adjustments	$22	$16	$32	$21
Loss from affiliates	$(5)	$(4)	$(5)	$(6)

Net sales for the CT&M segment increased $112 million and $155 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The increase for the three month period primarily reflects higher volume of certain commodities for third-party customers, partially offset by lower prices on soybean and soybean meal. The increase for the six month period primarily reflected higher volume of certain commodities for third-party customers, including sales for a business acquired in January 2018 with certain entities on a three-month lag, partially offset by lower affiliate sales volumes.

Operating income for this segment increased $31 million and $27 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The increase for the three and six months primarily reflected gains on mark-to-market derivative contracts and higher margins on third-party sales related to the business acquired for the six month period, partially offset by higher selling, general and administrative costs related to the business acquired for the six month period.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $7 million and $4 million for the three and six month periods of 2019, respectively. Operating income for this segment would have been higher by $18 million and $12 million for the three and six month periods of 2018, respectively.

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

Marine Segment

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$259	$263	$513	$512
Operating income	$4	$4	$4	$—
Income from affiliates	$—	$1	$1	$1

Net sales for the Marine segment decreased $4 million and increased $1 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three month period was primarily the result of decreased cargo volumes, partially offset by higher cargo rates during 2019 compared to 2018. The slight increase for the six month period was primarily the result of higher cargo rates despite decreased cargo volumes.

Operating income remained the same for the three month period and increased $4 million for the six month period of 2019 compared to the same periods in 2018. The change was primarily the result of lower terminal, stevedoring and intermodal trucking costs, partially offset by higher fuel costs and charter hire rates. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2019. However, management anticipates this segment will have positive operating income for the remainder of 2019.

Sugar and Alcohol Segment

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$30	$61	$55	$112
Operating income (loss)	$(4)	$10	$(8)	$12
Income from affiliates	$1	$—	$1	$—

Net sales for the Sugar and Alcohol segment decreased $31 million and $57 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three and six months primarily reflected lower volumes and prices of sugar and alcohol sold. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices was offset by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate.

Operating income for the Sugar and Alcohol segment decreased $14 million and $20 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three and six months primarily reflected lower margins on alcohol and sugar, partially offset by lower selling, general and administrative expenses related to salaries and benefits. Argentina was determined by management to be a highly inflationary economy in the second quarter of 2018, and as a result, this segment’s functional currency is the U.S. dollar effective in the third quarter of 2018 until the economic environment stabilizes. Sugar costs for the six months of 2018 included a total of $5 million in severance costs related to a restructuring of its workforce. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2019.

Power Segment

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$33	$31	$62	$54
Operating income	$8	$6	$12	$6
Income from affiliates	$2	$1	$2	$3

Net sales for the Power segment increased $2 million and $8 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The increases primarily reflected higher spot market rates.

Operating income for the Power segment increased $2 million and $6 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The increases primarily reflected higher spot market rates, partially offset by higher fuel and maintenance costs. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2019.

Turkey Segment

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Millions of dollars)	2019	2018	2019	2018
Loss from affiliates	$(8)	$(8)	$(19)	$(7)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The increase in loss from affiliates for the six month period of 2019 compared to the same period in 2018 was primarily the result of higher production costs and lower volumes of turkey products sold, partially offset by higher prices for turkey products sold. Management is unable to predict future market prices for turkey products or the cost of feed. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $1 million and increased $8 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three month period was primarily due to lower bad debt expense and other administrative costs, partially offset by higher personnel costs. The increase for the six month period was primarily due to costs related to Seaboard’s deferred compensation program, which are offset by the effect of the mark-to-market on investments recorded in other investment income and to a lesser extent, due to the 2018 acquisition of Mimran. As a percentage of total net sales, SG&A was 5% for the three and six month periods of 2019 and 2018.

Interest Expense

Interest expense increased $1 million and decreased $1 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018. The increase for the three month period was primarily due to overall more debt outstanding, partially offset by capitalized interest. The six month period decrease was primarily due to lower interest rates on less debt outstanding in the Sugar and Alcohol segment and more capitalized interest, partially offset by more debt outstanding. On September 25, 2018, Seaboard refinanced its $500 million unsecured term loan with a $700 million unsecured term loan.

Interest Income

Interest income increased $5 million and $9 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018 primarily due to increased investments of debt securities and higher interest recognized on customer receivables in the Power segment.

Other Investment Income (Loss), Net

Other investment income, net increased $25 million and $175 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018 primarily due to unrealized gains on short-term investments due to mark-to-market fluctuations.

Foreign Currency Gains (Loss), Net

Foreign currency losses decreased $5 million and $4 million for the three and six month periods of 2019, respectively, compared to the same periods in 2018 primarily due to gains in the South African rand among fluctuations of other currency exchange rates in several foreign countries. The political and economic conditions of the countries in which Seaboard operates and does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard.

Income Tax Expense

The effective tax rate for the three and six month periods of 2019 was lower than that for the three and six month periods of 2018 primarily due to the change in tax classification of a wholly-owned subsidiary from a partnership to a corporation in the first quarter of 2018 that was partially offset by tax exempt income from the retroactive extension of the 2017 federal blender’s credits.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of June 29, 2019. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended June 29, 2019 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting. Seaboard implemented new internal controls to ensure it adequately adopted the new lease accounting standard on January 1, 2019.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 5 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning any purchases made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Securities and Exchange Commission) of shares of Seaboard’s common stock during the quarter of the fiscal year covered by this report.

Issuer Purchases of Equity Securities
(Millions of dollars except number of shares
and per share amounts)				Approximate
				Dollar Value
				Of Shares
			Total Number	that May
			Of Shares	Yet Be
			Purchased as Part	Purchased
	Total Number		Of Publicly	Under the
	of Shares	Average Price	Announced Plans	Plans or
Period	Purchased	Paid per Share	Or Programs	Programs
March 31, 2019 to April 30, 2019	—	$—	—	$82
May 1, 2019 to May 31, 2019	—	—	—	82
June 1, 2019 to June 29, 2019	414	3,983.24	414	81
Total	414		414

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

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 31, 2019

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: July 31, 2019