Form 10-Q
period 2019-09-28
SEABOARD CORP /DE/
filed 2019-10-30
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

There were 1,164,848 shares of common stock, $1.00 par value per share, outstanding on October 23, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars except share and per share amounts)	2019	2018	2019	2018
Net sales:
Products (affiliate sales of $339, $295, $1,017 and $944)	$1,359	$1,338	$4,117	$4,011
Services (affiliate sales of $5, $3, $13 and $8)	270	273	814	815
Other	34	40	97	95
Total net sales	1,663	1,651	5,028	4,921
Cost of sales and operating expenses:
Products	1,329	1,267	3,981	3,721
Services	239	235	717	717
Other	21	27	70	73
Total cost of sales and operating expenses	1,589	1,529	4,768	4,511
Gross income	74	122	260	410
Selling, general and administrative expenses	80	85	247	244
Operating income (loss)	(6)	37	13	166
Other income (expense):
Interest expense	(9)	(12)	(27)	(31)
Interest income	10	3	25	9
Loss from affiliates	(15)	(18)	(49)	(40)
Other investment income, net	2	40	152	15
Foreign currency gains, net	1	9	3	7
Miscellaneous, net	(1)	1	(1)	(1)
Total other income (expense), net	(12)	23	103	(41)
Earnings (loss) before income taxes	(18)	60	116	125
Income tax benefit (expense)	11	(26)	(8)	(52)
Net earnings (loss)	$(7)	$34	$108	$73
Less: Net loss attributable to noncontrolling interests	—	1	—	1
Net earnings (loss) attributable to Seaboard	$(7)	$35	$108	$74

Earnings (loss) per common share	$(6.00)	$29.93	$92.97	$62.96
Average number of shares outstanding	1,165,081	1,170,550	1,166,073	1,170,550

Other comprehensive income (loss), net of income tax benefit of $0, $(1), $0 and $0:
Foreign currency translation adjustment	2	(25)	(9)	(52)
Unrecognized pension cost	1	1	7	(1)
Other comprehensive income (loss), net of tax	$3	$(24)	$(2)	$(53)
Comprehensive income (loss)	(4)	10	106	20
Less: Comprehensive loss attributable to noncontrolling interests	—	1	—	1
Comprehensive income (loss) attributable to Seaboard	$(4)	$11	$106	$21

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 28,	December 31,
(Millions of dollars except share and per share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$121	$194
Short-term investments	1,418	1,336
Receivables, net	529	551
Inventories	916	815
Other current assets	112	131
Total current assets	3,096	3,027
Property, plant and equipment, net	1,358	1,160
Operating lease right of use assets, net	443	—
Investments in and advances to affiliates	734	804
Goodwill	165	167
Other non-current assets	150	149
Total assets	$5,946	$5,307
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$210	$148
Current maturities of long-term debt	58	39
Accounts payable	235	238
Deferred revenue	46	39
Deferred revenue from affiliates	34	31
Operating lease liabilities	97	—
Other current liabilities	279	289
Total current liabilities	959	784
Long-term debt, less current maturities	733	739
Long-term operating lease liabilities	382	—
Deferred income taxes	127	127
Long-term income tax liability	73	73
Other liabilities	262	255
Total non-current liabilities	1,577	1,194
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,164,848 shares in 2019 and 1,169,217 shares in 2018	1	1
Accumulated other comprehensive loss	(412)	(410)
Retained earnings	3,811	3,727
Total Seaboard stockholders’ equity	3,400	3,318
Noncontrolling interests	10	11
Total equity	3,410	3,329
Total liabilities and stockholders’ equity	$5,946	$5,307

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 28,	September 29,
(Millions of dollars)	2019	2018
Cash flows from operating activities:
Net earnings	$108	$73
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	103	101
Deferred income taxes	(9)	2
Loss from affiliates	49	40
Dividends received from affiliates	7	20
Other investment income, net	(152)	(15)
Other, net	7	16
Changes in assets and liabilities, net of acquisition:
Receivables, net of allowance	15	(8)
Inventories	(96)	(106)
Other assets	26	60
Other liabilities, exclusive of debt	12	(17)
Net cash from operating activities	70	166
Cash flows from investing activities:
Purchase of short-term investments	(863)	(685)
Proceeds from the sale of short-term investments	762	667
Proceeds from the maturity of short-term investments	174	32
Capital expenditures	(261)	(95)
Proceeds from the sale of non-consolidated affiliate	24	—
Cash paid for acquisition of business	—	(270)
Investments in and advances to affiliates, net	(11)	(26)
Issuance of notes receivable	(16)	—
Purchase of long-term investments	(14)	(17)
Other, net	10	8
Net cash from investing activities	(195)	(386)
Cash flows from financing activities:
Lines of credit, net	63	13
Proceeds from long-term debt	36	222
Principal payments of long-term debt	(20)	(43)
Repurchase of common stock	(17)	—
Dividends paid	(7)	(6)
Other, net	(3)	(1)
Net cash from financing activities	52	185
Effect of exchange rate changes on cash and cash equivalents	—	(3)
Net change in cash and cash equivalents	(73)	(38)
Cash and cash equivalents at beginning of year	194	116
Cash and cash equivalents at end of period	$121	$78

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2017	$1	$(354)	$3,750	$11	$3,408
Adoption of accounting guidance	—	(7)	7	—	—
Addition to noncontrolling interests	—	—	—	4	4
Comprehensive income:
Net earnings	—	—	32	—	32
Other comprehensive loss, net of tax	—	(9)	—	—	(9)
Dividends on common stock ($1.50/share)	—	—	(2)	—	(2)
Balances, March 31, 2018	$1	$(370)	$3,787	$15	$3,433
Comprehensive income:
Net earnings	—	—	7	—	7
Other comprehensive loss, net of tax	—	(20)	—	—	(20)
Dividends on common stock ($1.50/share)	—	—	(2)	—	(2)
Balances, June 30, 2018	$1	$(390)	$3,792	$15	$3,418
Comprehensive income:
Net earnings (loss)	—	—	35	(1)	34
Other comprehensive loss, net of tax	—	(24)	—	—	(24)
Dividends on common stock ($1.50/share)	—	—	(2)	—	(2)
Balances, September 29, 2018	$1	$(414)	$3,825	$14	$3,426

Balances, December 31, 2018	$1	$(410)	$3,727	$11	$3,329
Reduction to noncontrolling interests	—	—	—	(1)	(1)
Comprehensive income:
Net earnings	—	—	57	—	57
Other comprehensive income, net of tax	—	1	—	—	1
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 30, 2019	$1	$(409)	$3,768	$10	$3,370
Comprehensive income:
Net earnings	—	—	58	—	58
Other comprehensive loss, net of tax	—	(6)	—	—	(6)
Repurchase of common stock	—	—	(1)	—	(1)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 29, 2019	$1	$(415)	$3,823	$10	$3,419
Comprehensive loss:
Net loss	—	—	(7)	—	(7)
Other comprehensive income, net of tax	—	3	—	—	3
Repurchase of common stock	—	—	(3)	—	(3)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, September 28, 2019	$1	$(412)	$3,811	$10	$3,410

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

Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 28, 2019, included leased assets obtained in exchange for new operating and finance lease liabilities of $62 million and $31 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $101 million, all included in net cash from operating activities. Cash paid for amounts included in the measurement of finance lease liabilities was $2 million. Seaboard reports the amortization of ROU assets and the change in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statement of cash flows.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill of $2 million from year-end to September 28, 2019 was related to foreign currency exchange differences within the Commodity Trading and Milling (“CT&M”) segment. As of September 28, 2019, intangible assets were $62 million, net of accumulated amortization of $13 million.

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

Recently Issued Accounting Standard Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued guidance on the measurement of financial instrument credit losses that requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine the allowance for doubtful accounts with respect to accounts receivable and notes receivable. The CECL model requires estimation of lifetime expected credit loss based on historical experience, current conditions and reasonable supportable forecasts. The new guidance replaces the existing incurred loss model and will be effective for Seaboard on January 1, 2020. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Seaboard is currently evaluating the impact of the new guidance on the consolidated financial statements.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	September 28,	December 31,
(Millions of dollars)	2019	2018
Domestic equity securities	$669	$632
Domestic debt securities	413	268
Foreign equity securities	191	218
High yield securities	57	19
Foreign debt securities	39	16
Collateralized loan obligations	27	28
Money market funds held in trading securities	13	146
Term deposits	4	9
Other trading securities	5	—
Total trading short-term investments	$1,418	$1,336

The change in unrealized gains related to trading securities still held at the end of the respective reporting period was $2 million and $124 million for the three and nine months ended September 28, 2019, respectively, and $37 million and $15 million for the three and nine months ended September 29, 2018, respectively.

Seaboard had $57 million of equity securities denominated in foreign currencies as of September 28, 2019, with $29 million in euros, $11 million in Japanese yen, $8 million in British pounds, $3 million in Swiss francs and the remaining $6 million in various other currencies. As of December 31, 2018, Seaboard had $66 million of equity securities denominated in foreign currencies, with $25 million in euros, $20 million in Japanese yen, $9 million in British pounds, $3 million in Swiss francs and the remaining $9 million in various other currencies. Also, money market funds included $2 million and $10 million denominated in various foreign currencies as of September 28, 2019 and December 31, 2018, respectively. Term deposits are denominated in the West African franc.

Note 3 – Inventories

The following is a summary of inventories:

	September 28,	December 31,
(Millions of dollars)	2019	2018
At lower of LIFO cost or market:
Hogs and materials	$376	$361
Fresh pork and materials	35	36
LIFO adjustment	(66)	(58)
Total inventories at lower of LIFO cost or market	345	339
At lower of FIFO cost and net realizable value:
Grains, oilseeds and other commodities	306	229
Sugar produced and in process	25	17
Other	78	81
Total inventories at lower of FIFO cost and net realizable value	409	327
Grain, flour and feed at lower of weighted average cost and net realizable value	162	149
Total inventories	$916	$815

d

Note 4 – Leases

Seaboard’s operating leases are primarily for ports, vessels, contract grower assets, and to a lesser extent, other land, buildings, and machinery and equipment. Seaboard’s finance leases are primarily for contract grower assets. Seaboard’s Marine segment leases its PortMiami terminal, among other ports. The Marine and CT&M segments lease vessels for use in operations. The Pork segment has contract grower agreements in place with farmers to raise a portion of Seaboard’s hogs using the farmer’s buildings, land and equipment. Seaboard elected to account for lease and nonlease maintenance components as a single lease component for all classes of underlying assets. Seaboard’s nonlease components are primarily for services related to labor associated with caring for hogs in its contract grower agreements and crew services on vessel charter arrangements.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. As of September 28, 2019, the weighted average remaining lease term for Seaboard’s operating and finance leases was approximately 7 years and 9 years, respectively. Seaboard’s lease terms vary depending upon the class of asset and some leases include options to extend or terminate. Since Seaboard is not reasonably certain to exercise these renewal or termination options, the options are not considered in determining the lease term, and associated potential option payments or penalties are excluded from lease payments. Seaboard has elected not to recognize ROU assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than 1 month, but less than 12 months.

The components of lease cost were as follows:

	Three	Nine
	Months	Months
	Ended	Ended
(Millions of dollars)	September 28, 2019	September 28, 2019
Operating lease cost	$33	$100
Finance lease cost:
Amortization of right of use assets	1	2
Interest on lease liabilities	1	1
Variable lease cost	3	7
Short-term lease cost	12	35
Total lease cost	$50	$145

Operating lease cost and short-term lease cost are recognized on a straight-line basis over the lease term. Finance lease cost is recognized based on the effective interest method for the lease liability and straight-line amortization of the ROU asset. Variable lease payments are recognized when the circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are primarily for payments in excess of minimums with regards to throughput of shipping containers. Short-term leases are primarily for containers and vessels at Seaboard’s Marine segment. Lease cost is included in various line items in the condensed consolidated statements of comprehensive income or capitalized to inventory. Rental expense for leases with terms of a month or less are excluded from the total lease cost above.

Seaboard’s operating lease assets and liabilities are reported separately in the condensed consolidated balance sheet. The classification of Seaboard’s finance leases in the condensed consolidated balance sheet as of September 28, 2019 was as follows:

		Balance
Description	Balance Sheet Classification	(Millions of dollars)
Finance lease right of use assets, net	Property, plant and equipment, net	$39
Finance lease liabilities	Other current liabilities	4
Non-current finance lease liabilities	Other liabilities	30

Maturities of lease liabilities as of September 28, 2019 were as follows:

	Operating	Finance
(Millions of dollars)	Leases	Leases
Remainder of 2019	$41	$1
2020	117	6
2021	103	6
2022	77	6
2023	56	5
Thereafter	205	23
Total undiscounted lease payments	599	47
Less imputed interest	(120)	(13)
Total lease liability	$479	$34

Seaboard’s weighted average discount rate for operating and finances leases was 6.63% and 6.96%, respectively, as of September 28, 2019. There were estimates and judgments made in determining Seaboard’s multiple discount rates based on term, country and currency, including developing a secured credit rating and spreading market yield data across maturities and country risk-free rates.

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

Note 5 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

The outstanding balance under uncommitted lines of credit was $210 million as of September 28, 2019, with $127 million denominated in South African rand, $22 million denominated in Canadian dollars, $18 million denominated in Zambian kwacha and $3 million denominated in Brazilian real. The weighted average interest rate for outstanding uncommitted lines of credit was 7.30% and 7.76% as of September 28, 2019 and December 31, 2018, respectively. The uncommitted lines of credit are unsecured and do not require compensating balances. Also, Seaboard has a $100 million committed credit line secured by certain short-term investments with no balance outstanding as of September 28, 2019. During the third quarter of 2019, Seaboard renewed this credit line through September 25, 2020, with no other changes to the agreement. Seaboard’s borrowing capacity under its uncommitted and committed lines of credit was reduced by the outstanding balances and letters of credit totaling $18 million as of September 28, 2019.

Long-Term Debt

Long-term debt includes borrowings under term loans and other contractual obligations for payment, including notes payable. The following is a summary of long-term debt:

	September 28,	December 31,
(Millions of dollars)	2019	2018
Term Loan due 2028	$695	$698
Foreign subsidiary obligations due 2019 through 2023	97	81
Total long-term debt at face value	792	779
Current maturities of long-term debt and unamortized discount and costs	(59)	(40)
Long-term debt, less current maturities and unamortized discount and costs	$733	$739

The interest rate on the Term Loan due 2028 was 3.74% and 4.15% as of September 28, 2019 and December 31, 2018, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 3.76% and 3.80% as of September 28, 2019 and December 31, 2018, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of September 28, 2019.

Contingencies

On June 28, 2018, Wanda Duryea and eleven other indirect purchasers of pork products, acting on behalf of themselves and a putative class of indirect purchasers of pork products, filed a class action complaint in the U.S. District Court for the District of Minnesota against several pork processors, including Seaboard Foods LLC and Agri Stats, Inc., a company described in the complaint as a data sharing service. Subsequent to the filing of this initial complaint, additional class action complaints making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the U.S. District Court for the District of Minnesota. The complaints were amended and consolidated, for pre-trial purposes, into three consolidated putative class actions brought on behalf of (a) direct purchasers, (b) consumer indirect purchasers and (c) commercial and institutional indirect purchasers. The amended complaints named Seaboard Corporation as an additional defendant. The consolidated actions are styled In re Pork Antitrust Litigation. Subsequent to the original filings, a putative class member is proceeding with an individual direct action making similar claims, and others may do so in the future. The individual complaint was filed in the District of Minnesota. The complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating their output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and state common law claims for unjust enrichment. The complaints also allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. On August 8, 2019, the District Court granted defendants’ motion to dismiss the class action cases, but ordered that plaintiffs have 90 days from the date of the order to file an amended complaint. As of this date, no such amended complaint has been filed, and the period for filing an amended complaint has not expired. The individual complaint also filed in the District of Minnesota was not before the Court when the defendants moved to dismiss the class cases and remains pending. On July 9, 2019, the Commonwealth of Puerto Rico filed a similar class action complaint against Seaboard Foods LLC and Seaboard Corporation in the U.S. District Court of Puerto Rico making essentially the same contentions as set forth in the cases filed in the U.S. District Court for the District of Minnesota, but also alleging violations of Puerto Rican antitrust law. Seaboard intends to defend these cases vigorously. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from these suits, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suits.

On March 20, 2018, the bankruptcy trustee (the “Trustee”) for Cereoil Uruguay S.A. (“Cereoil”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018 naming as parties Seaboard and Seaboard’s subsidiaries, Seaboard Overseas Limited (“SOL”) and Seaboard Uruguay Holdings Ltd. (“Seaboard Uruguay”). Seaboard has a 45% indirect ownership of Cereoil. The suit seeks an order requiring Seaboard, SOL, and Seaboard Uruguay to reimburse Cereoil the amount of $22 million, contending that deliveries of soybeans to SOL pursuant to purchase agreements should be set aside as fraudulent conveyances. Seaboard intends to defend this case vigorously. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and its two subsidiaries could be ordered to pay the amount of $22 million. Any award in this case would offset against any award in the additional case described below filed by the Trustee on April 27, 2018.

On April 27, 2018, the Trustee for Cereoil filed another suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018 naming as parties Seaboard, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing lists total liabilities of $53 million and assets of $30 million. Seaboard intends to defend this case vigorously. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and the other Cereoil Defendants could be ordered to pay the amount of the net indebtedness of Cereoil, which based on the bankruptcy schedules would total $23 million. It is possible that the net indebtedness could be higher than this amount if Cereoil’s liabilities are greater than $53 million and/or Cereoil’s assets are worth less than $30 million. In addition, in the event of an adverse ruling, the Bankruptcy Court of First Instance could order payment of the Trustee’s professional fees, interest, and other expenses. Any award in this case would offset against any award in the case described above filed on March 20, 2018.

A creditor of Cereoil which has a claim in the bankruptcy proceeding pending in Uruguay of approximately $10 million, plus accrued interest, has threatened to bring legal action in the United States against Seaboard alleging on various legal theories that Seaboard is responsible for this same indebtedness.  Seaboard is evaluating this claim.

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018 naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing lists total liabilities of $29 million and assets of $15 million. Seaboard intends to defend this case vigorously. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and the other Cereoil Defendants could be ordered to pay the amount of the net indebtedness of Nolston, which based on the bankruptcy schedules would total $14 million. It is possible that the net indebtedness could be higher than this amount if Nolston’s liabilities are greater than $29 million and/or Nolston’s assets are worth less than $15 million. In addition, in the event of an adverse ruling, the Bankruptcy Court of First Instance could order payment of the Trustee’s professional fees, interest, and other expenses.

On September 18, 2014, and subsequently in 2015 and 2016, Seaboard received a number of grand jury subpoenas and informal requests for information from the Department of Justice, Asset Forfeiture and Money Laundering Section (“AFMLS”), seeking records related to specified foreign companies and individuals. The companies and individuals as to which the requested records relate were not affiliated with Seaboard, although Seaboard has also received subpoenas and requests for additional information relating to an affiliate of Seaboard. During 2017, Seaboard received grand jury subpoenas requesting documents and information related to money transfers and bank accounts in the Democratic Republic of Congo (“DRC”) and other African countries and requests to interview certain Seaboard employees and to obtain testimony before a grand jury. Seaboard has retained outside counsel and is cooperating with the government’s investigation. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the government’s inquiry.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. In the opinion of management, the ultimate resolution of these items is not expected to have a material adverse effect on the condensed consolidated financial statements of Seaboard.

Guarantees

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of September 28, 2019, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote. See Lines of Credit above for discussion of letters of credit.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$2	$2	$6	$7
Interest cost	3	3	9	8
Expected return on plan assets	(2)	(3)	(7)	(8)
Amortization and other	1	2	5	5
Net periodic benefit cost	$4	$4	$13	$12

Seaboard participated in a multi-employer pension fund, the United Food and Commercial Workers International Union-Industry Pension Fund (the “Fund”). Pursuant to a collective bargaining agreement, Seaboard made contributions to the Fund based on hours worked by certain union employees who are participants in the Fund. Effective July 22, 2019, after ratification of a renewed collective bargaining agreement, Seaboard ceased contributing to the Fund, which will result in the termination of participation in the Fund. Seaboard recorded an estimated $14 million withdrawal liability during the third quarter of 2019, that will be payable in quarterly installments over 20 years.

Note 7 – Derivatives and Fair Value of Financial Instruments

The following tables shows assets and liabilities measured at fair value on a recurring basis as of September 28, 2019 and December 31, 2018, and also the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	September 28,
(Millions of dollars)	2019	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$669	$669	$—	$—
Domestic debt securities	413	115	298	—
Foreign equity securities	191	191	—	—
High yield securities	57	10	47	—
Foreign debt securities	39	—	39	—
Collateralized loan obligations	27	—	27	—
Money market funds held in trading accounts	13	13	—	—
Term deposits	4	4	—	—
Other trading securities	5	5	—	—
Trading securities – other current assets:
Domestic equity securities	37	37	—	—
Money market fund held in trading accounts	5	5	—	—
Foreign equity securities	2	2	—	—
Fixed income securities	2	2	—	—
Other	1	—	1	—
Derivatives:
Commodities (1)	6	6	—	—
Foreign currencies	1	—	1	—
Total Assets	$1,472	$1,059	$413	$—
Liabilities:
Contingent consideration	$12	$—	$—	$12
Derivatives:
Commodities (1)	6	6	—	—
Foreign currencies	1	—	1	—
Total Liabilities	$19	$6	$1	$12

(1)	Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of September 28, 2019, the commodity derivatives had a margin account balance of $19 million resulting in a net other current asset in the condensed consolidated balance sheet of $19 million.

	Balance
	December 31,
(Millions of dollars)	2018	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$632	$632	$—	$—
Domestic debt securities	268	215	53	—
Foreign equity securities	218	218	—	—
Money market funds held in trading accounts	146	146	—	—
Collateralized loan obligations	28	—	28	—
High yield securities	19	7	12	—
Foreign debt securities	16	2	14	—
Term deposits	9	9	—	—
Other trading securities	5	5	—	—
Trading securities – other current assets:
Domestic equity securities	32	32	—	—
Money market fund held in trading accounts	5	5	—	—
Foreign equity securities	3	3	—	—
Fixed income securities	3	3	—	—
Other	1	1	—	—
Derivatives:
Commodities (1)	6	4	2	—
Foreign currencies	2	—	2	—
Total Assets	$1,393	$1,282	$111	$—
Liabilities:
Trading securities – short-term investments:
Other trading securities	$5	$—	$5	$—
Contingent consideration	13	—	—	13
Derivatives:
Commodities (1)	4	$4	$—	$—
Total Liabilities	$22	$4	$5	$13

(1)	Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2018, the commodity derivatives had a margin account balance of $15 million resulting in a net other current asset in the condensed consolidated balance sheet of $17 million.

Financial instruments consisting of cash and cash equivalents, net receivables, lines of credit and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The fair value of short-term investments is measured using multiple levels. Domestic debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and ETFs. Domestic debt securities categorized as level 2 include corporate bonds, mortgage-backed securities, asset-backed securities and U.S. Treasuries. Foreign debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and ETFs with a country of origin concentration outside the U.S. Foreign debt securities categorized as level 2 include foreign government or government related securities and asset-backed securities with a country of origin concentration outside the U.S. High yield securities categorized as level 1 in the fair value hierarchy include high yield securities held in mutual funds and ETFs, and level 2 includes corporate bonds and bank loans.

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. As of September 28, 2019, Seaboard had open net derivative contracts to purchase 34 million pounds of hogs and 32 million bushels of grain and open net derivative contracts to sell 84 million pounds of soybean oil and 4 million gallons of heating oil. As of December 31, 2018, Seaboard had open net derivative contracts to purchase 33 million bushels of grain and 8 million pounds of soybean oil and open net derivative contracts to sell 26 million pounds of hogs and 7 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that are primarily related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value marked-to-market as a component of foreign currency gains (losses), net in the condensed consolidated statements of comprehensive income. As of September 28, 2019 and December 31, 2018, Seaboard had trading foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $34 million and $82 million, respectively, primarily related to the South African rand and euro. From time to time, Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements should the counterparties fail to perform according to the terms of the applicable agreements. As of September 28, 2019, Seaboard had a maximum aggregate amount of loss due to credit risk of $1 million with three counterparties related to foreign currency exchange agreements. Seaboard does not hold any collateral related to these agreements.

Equity Futures Contracts

Seaboard enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Equity futures contracts are recorded at fair value with changes in value marked-to-market as a component of other investment income (loss), net in the condensed consolidated statements of comprehensive income. The notional amounts of these equity futures contracts were $2 million and $97 million as of September 28, 2019 and December 31, 2018, respectively.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Nine Months Ended
		September 28,	September 29,	September 28,	September 29,
(Millions of dollars)		2019	2018	2019	2018
Commodities	Cost of sales	$(17)	$—	$(48)	$(16)
Foreign currencies	Cost of sales	1	2	5	(2)
Equity	Other investment income (loss), net	—	—	(3)	(10)

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		September 28,	December 31,		September 28,	December 31,
(Millions of dollars)		2019	2018		2019	2018
Commodities(1)	Other current assets	$6	$6	Other current liabilities	$6	$4
Foreign currencies	Other current assets	1	2	Other current liabilities	1	—
Equity (1)	Short-term investments	—	—	Short-term investments	—	5

(1)	Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. Seaboard’s equity derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 8 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

In October 2019, the Board of Directors extended through October 31, 2020 Seaboard’s share repurchase program. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion. As of September 28, 2019, $78 million remained available for repurchase under this program. Seaboard repurchased 4,369 shares of common stock at a total price of $17 million during the nine months ended September 28, 2019.

The changes in the components of other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Foreign currency translation adjustment	$2	$(25)	$(9)	$(52)
Unrecognized pension cost (1)	1	1	7	(1)
Other comprehensive income (loss), net of tax	$3	$(24)	$(2)	$(53)

(1)
This primarily represents the amortization of actuarial losses that were included in net periodic benefit cost. Amounts for the nine months ended September 29, 2018 included other actuarial adjustments.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	September 28,	December 31,
(Millions of dollars)	2019	2018
Cumulative foreign currency translation adjustment	$(358)	$(349)
Unrecognized pension cost	(54)	(61)
Total accumulated other comprehensive loss	$(412)	$(410)

The cumulative foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar & Alcohol segment. However, effective in the third quarter of 2018, the Sugar & Alcohol segment’s functional currency changed from the Argentine peso to the U.S. dollar due to highly inflationary accounting.

As of September 28, 2019 and September 29, 2018, income taxes for the cumulative unrecognized pension cost were recorded using an effective tax rate of 26% except for unrecognized pension cost of $20 million and $23 million, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 9 – Revenue Recognition

Seaboard has multiple segments with diverse revenue streams. The following tables present Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended September 28, 2019
(Millions of dollars)	Pork	CT&M	Marine	Sugar & Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$381	$906	$—	$32	$—	$5	$1,324
Transportation	—	—	256	—	—	—	256
Energy	35	—	—	4	30	—	69
Other	7	7	—	—	—	—	14
Segment/Consolidated Totals	$423	$913	$256	$36	$30	$5	$1,663

	Three Months Ended September 29, 2018
(Millions of dollars)	Pork	CT&M	Marine	Sugar & Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$334	$894	$—	$39	$—	$5	$1,272
Transportation	4	—	259	—	—	—	263
Energy	66	—	—	4	34	—	104
Other	8	4	—	—	—	—	12
Segment/Consolidated Totals	$412	$898	$259	$43	$34	$5	$1,651

	Nine Months Ended September 28, 2019
(Millions of dollars)	Pork	CT&M	Marine	Sugar & Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,165	$2,731	$—	$86	$—	$13	$3,995
Transportation	7	—	769	—	—	1	777
Energy	122	—	—	5	92	—	219
Other	24	13	—	—	—	—	37
Segment/Consolidated Totals	$1,318	$2,744	$769	$91	$92	$14	$5,028

	Nine Months Ended September 29, 2018
(Millions of dollars)	Pork	CT&M	Marine	Sugar & Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,060	$2,560	$—	$149	$—	$13	$3,782
Transportation	12	—	771	—	—	—	783
Energy	225	—	—	6	88	—	319
Other	23	14	—	—	—	—	37
Segment/Consolidated Totals	$1,320	$2,574	$771	$155	$88	$13	$4,921

Revenue from goods and services transferred to customers at a single point in time accounted for approximately 85% of Seaboard’s net sales for the three and nine months ended September 28, 2019 and September 29, 2018. Substantially all of the sales in Seaboard’s Marine segment are recognized ratably over the transit time for each voyage as Seaboard believes this is a faithful depiction of the performance obligation to its customers. Almost all of Seaboard’s contracts with its customers are short-term, defined as less than one year. As of September 28, 2019, Seaboard had $8 million of remaining performance obligations that extend beyond one year, of which 20% is expected to be recognized as net sales in 2019 and the remaining balance in 2020.

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The CT&M segment, which operates internationally with sales in Africa, South America, the Caribbean and Asia, requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a ship is on the water and has not arrived at the designated port. The Pork segment has a marketing agreement with Triumph Foods, LLC, of which certain fees paid at commencement are recognized over the term of the agreement. Deferred revenue balances are reduced when revenue is recognized. Except for the long-term performance obligation discussed above, the deferred revenue balance as of December 31, 2018 was fully recognized as revenue during the three months ended March 30, 2019.

Note 10 – Income Taxes

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. Seaboard’s projected annual income tax rate for the third quarter of 2019 included $3 million of anticipated tax expense associated with the global intangible low-taxed income (“GILTI”) provision and no anticipated tax expense associated with the base-erosion and anti-abuse tax (“BEAT”) provision.

In the normal course of business, Seaboard’s tax filings are subject to audit by federal, state and foreign tax authorities. The Internal Revenue Service began an examination of Seaboard’s 2016 U.S. income tax return during the third quarter of 2019.

Note 11 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar & Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective products or services, see Note 14 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2018. Below are segment updates from year-end.

In February 2019, the Pork segment entered into an asset purchase agreement to buy an idle ethanol plant in Hugoton, Kansas for approximately $40 million. Seaboard accounted for this transaction as an asset acquisition as no workforce or substantive processes were acquired. The purchase price was allocated to property, plant and equipment based on a relative fair value basis.

In September 2019, Seaboard’s Power segment sold its 29.9% noncontrolling interest in a Dominican Republic electricity generation facility for $23 million cash, net of $1 million in selling expenses and taxes and recorded a $6 million note receivable in other non-current assets in the condensed consolidated balance sheet. There was no gain or loss recognized in the condensed consolidated statements of comprehensive income upon the sale. The Power segment is currently constructing a new floating power barge for use in the Dominican Republic that is anticipated to begin operations in 2021. The total project is expected to exceed $160 million. Seaboard’s Power segment continues to explore strategic alternatives, including the possible sale or relocation of the existing power barge.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). In August 2019, Seaboard provided approximately $8 million in loans to Butterball that mature on October  30, 2020. Interest accrues on the principal outstanding balance at the prime rate plus 2% per annum and is payable monthly. Notes receivable issued to affiliates are presented in receivables, net or other non-current assets in the condensed consolidated balance sheet depending upon the remaining maturity.

As of September 28, 2019 and December 31, 2018, Butterball had total assets of $1,193 million and $1,072 million, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$416	$399	$1,062	$1,046
Operating loss	$(15)	$(19)	$(42)	$(29)
Net loss	$(22)	$(23)	$(59)	$(36)

The following tables set forth specific financial information about each segment as reviewed by Seaboard’s management. Operating income (loss) for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income (loss), along with income or loss from affiliates for the Pork, CT&M and Turkey segments, is used as the measure of evaluating segment performance because management does not consider interest, other investment income (loss) and income tax benefit (expense) on a segment basis.

Sales to External Customers:	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Pork	$423	$412	$1,318	$1,320
CT&M	913	898	2,744	2,574
Marine	256	259	769	771
Sugar & Alcohol	36	43	91	155
Power	30	34	92	88
All Other	5	5	14	13
Segment/Consolidated Totals	$1,663	$1,651	$5,028	$4,921

Operating Income (Loss):	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Pork	$(22)	$2	$(31)	$111
CT&M	14	21	50	30
Marine	(2)	9	2	9
Sugar & Alcohol	(1)	5	(9)	17
Power	9	7	21	13
All Other	1	1	2	2
Segment Totals	(1)	45	35	182
Corporate	(5)	(8)	(22)	(16)
Consolidated Totals	$(6)	$37	$13	$166

Income (Loss) from Affiliates:	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Pork	$(5)	$(8)	$(19)	$(21)
CT&M	(1)	(4)	(6)	(10)
Marine	1	—	2	1
Sugar & Alcohol	—	1	1	1
Power	1	4	3	7
Turkey	(11)	(11)	(30)	(18)
Segment/Consolidated Totals	$(15)	$(18)	$(49)	$(40)

Total Assets:	September 28,	December 31,
(Millions of dollars)	2019	2018
Pork	$1,577	$1,304
CT&M	1,527	1,423
Marine	535	345
Sugar & Alcohol	143	138
Power	250	203
Turkey	272	295
All Other	11	8
Segment Totals	4,315	3,716
Corporate	1,631	1,591
Consolidated Totals	$5,946	$5,307

Investments in and Advances to Affiliates:	September 28,	December 31,
(Millions of dollars)	2019	2018
Pork	$180	$192
CT&M	250	255
Marine	32	28
Sugar & Alcohol	5	4
Power	3	30
Turkey	264	295
Segment/Consolidated Totals	$734	$804

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Cash and short-term investments as of September 28, 2019 increased $9 million to $1,539 million from December 31, 2018. Cash from operating activities decreased $96 million for the nine months ended September 28, 2019 compared to the same period in 2018, primarily due to lower adjusted earnings for unrealized gains on short-term investments, partially offset by decreased cash for working capital needs.

Capital Expenditures, Acquisitions and Other Investing Activities

During the nine months ended September 28, 2019, Seaboard Corporation and its subsidiaries (“Seaboard”) invested $261 million in property, plant and equipment, of which $127 million was in the Pork segment, $18 million in the Commodity Trading and Milling (“CT&M”) segment, $20 million in the Marine segment, $13 million in the Sugar & Alcohol segment and $83 million in the Power segment. The Pork segment expenditures were primarily for the expansion of the Guymon pork processing plant and the purchase and modifications of an idle ethanol plant and all of its related assets in Hugoton, Kansas. The CT&M segment expenditures were primarily for milling assets. The Sugar & Alcohol expenditures were primarily for alcohol fermentation expansion. The Power segment expenditures were primarily for its new power barge under construction. All other capital expenditures were primarily of a normal recurring nature such as replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2019, management has budgeted capital expenditures totaling $108 million. The Pork segment budgeted $43 million primarily for modifications to convert the recently purchased idle ethanol plant to a renewable diesel production facility and expansion of the Guymon pork processing plant that is expected to be completed in the first half of 2020. The Marine segment budgeted $30 million primarily for additional cargo carrying and handling equipment. The Sugar & Alcohol segment budgeted $7 million primarily for alcohol fermentation expansion. The Power segment budgeted $18 million primarily for its new power barge. The balance planned to be spent is primarily for normal upgrades to existing operations. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

In the second quarter of 2019, Seaboard contributed $10 million to Seaboard Triumph Foods, LLC, a non-consolidated affiliate of the Pork segment, for working capital needs. In the third quarter of 2019, Seaboard provided approximately $8 million in loans to Butterball, LLC (“Butterball”). From time to time, Seaboard may fund capital calls and borrowings for its equity method investments based on the specific facts and circumstances.

Financing Activities and Debt

As of September 28, 2019, Seaboard had short-term uncommitted lines of credit totaling $606 million and a committed line totaling $100 million. There was $210 million borrowed under the uncommitted lines of credit as of September 28, 2019. Seaboard’s borrowing capacity under its uncommitted lines of credit was further reduced by letters of credit totaling $18  million. As of September 28, 2019, Seaboard had an unsecured term loan, which matures in 2028, with a balance of $695 million and foreign subsidiary debt, denominated in U.S. dollars and euros, of $97 million.

As of September 28, 2019, Seaboard had cash and short-term investments of $1,539 million and additional total net working capital of $598 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations or business segments for the next 12 months. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard’s financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous.

As of September 28, 2019, $173 million of the $1,539 million of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2019 increased $12 million and $107 million, respectively, compared to the same periods in 2018. The increase for the three month period was primarily the result of higher volumes for certain commodities in the CT&M segment and higher prices and volumes of pork products and market hogs sold in the Pork segment, partially offset by lower biodiesel revenue in the Pork segment. The increase for the nine month period was primarily the result of higher volumes for certain commodities in the CT&M segment and higher prices and volumes of pork products and market hogs sold in the Pork segment, partially offset by lower biodiesel prices and not receiving the federal blenders’ credits in the Pork segment and lower revenue in the Sugar & Alcohol segment.

Operating income decreased $43 million and $153 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three month period was primarily due to lower biodiesel margins and a multi-employer pension fund withdrawal charge in the Pork segment, higher transportation costs in the Marine segment and mark-to-market derivative contract losses in the CT&M segment. The decrease for the nine month period primarily reflected not receiving the federal blenders’ credits and mark-to-market derivative contract losses in the Pork segment.

Pork Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$423	$412	$1,318	$1,320
Operating income (loss)	$(22)	$2	$(31)	$111
Loss from affiliates	$(5)	$(8)	$(19)	$(21)

Net sales for the Pork segment increased $11 million and decreased $2 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The increase for the three month period was primarily due to higher prices and volume for pork products sold and higher sales volume and prices of market hogs, partially offset by lower biodiesel prices and volumes. For the nine month period, lower biodiesel prices and volumes along with the result of receiving no federal blenders’ credits were primarily offset by higher volume of market hogs and higher prices on pork products sold. In the first quarter of 2018, the Pork segment received $42 million of revenue related to 2017 biodiesel production. However, through the third quarter of 2019, the federal blenders’ credits have not been extended and there is no assurance that the federal blenders’ credits will be renewed or retroactively extended for 2018 and 2019 biodiesel production.

Operating income for the Pork segment decreased $24 million and $142 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three month period was primarily due to lower margins on biodiesel sales and a $14 million expense related to the withdrawal liability from a multi-employer pension fund as further discussed in Note 6 to the condensed consolidated financial statements. The decrease for the nine month period was primarily due to not receiving the federal blenders’ credits discussed above, lower margins on biodiesel sales, mark-to-market derivative contract losses and the withdrawal liability discussed above. Margins on market hog and pork product sales were relatively flat due to higher production costs and related higher costs of third-party market hogs. Management is unable to predict future market prices for pork products, the cost of feed or third-party hogs or the government’s intentions with the federal blenders’ credits. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2019.

Commodity Trading and Milling Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$913	$898	$2,744	$2,574
Operating income as reported	$14	$21	$50	$30
Mark-to-market losses (gains)	2	(8)	(2)	4
Operating income excluding mark-to-market adjustments	$16	$13	$48	$34
Loss from affiliates	$(1)	$(4)	$(6)	$(10)

Net sales for the CT&M segment increased $15 million and $170 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The increase for the three month period primarily reflected higher volumes of wheat and corn to affiliates, partially offset by lower volumes of wheat and corn to third-party customers. The increase for the nine month period primarily reflected higher volumes of certain commodities for third-party customers, including sales for a business acquired in January 2018 with certain entities on a three-month lag, and to a lesser extent, higher wheat, corn and other commodity prices.

Operating income for this segment decreased $7 million and increased $20 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three month period primarily reflected lower gains on mark-to-market derivative contracts. The increase for the nine month period primarily reflected higher margins on third-party and affiliate sales and gains on mark-to-market derivative contracts, partially offset by higher selling, general and administrative costs related to the business acquired.

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

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $2 million and lower by $2 million for the three and nine month periods of 2019, respectively. Operating income for this segment would have been lower by $8 million and higher by $4 million for the three and nine month periods of 2018, respectively.

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

Marine Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$256	$259	$769	$771
Operating income (loss)	$(2)	$9	$2	$9
Income from affiliates	$1	$—	$2	$1

Net sales for the Marine segment decreased $3 million and $2 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The decrease was primarily the result of decreased cargo volumes, partially offset by higher cargo rates during 2019 compared to 2018.

Operating income decreased $11 million and $7 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three month period was primarily the result of lower revenues and higher charter hire rates and terminal costs, partially offset by lower trucking costs. The decrease for the nine month period was primarily the result of lower revenues and higher charter hire rates and fuel costs, partially offset by lower trucking costs. Management cannot predict changes in future cargo volumes, cargo rates and fuel costs, or to what extent changes in economic conditions in markets served will affect net sales or operating income during the remainder of 2019. However, management anticipates this segment will have positive operating income for the remainder of 2019.

Sugar & Alcohol Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$36	$43	$91	$155
Operating income (loss)	$(1)	$5	$(9)	$17
Income from affiliates	$—	$1	$1	$1

Net sales for the Sugar & Alcohol segment decreased $7 million and $64 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three and nine month periods primarily reflected lower volumes and prices of sugar and alcohol sold. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices was offset by exchange rate changes as the Argentine peso continued to weaken against the U.S. dollar. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate.

Operating income for the Sugar & Alcohol segment decreased $6 million and $26 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three and nine month periods primarily reflected lower margins on alcohol and sugar, partially offset by lower selling, general and administrative expenses related to salaries and benefits. Sugar costs for the nine months of 2018 included a total of $5 million in severance costs related to a restructuring of its workforce. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2019.

Power Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Net sales	$30	$34	$92	$88
Operating income	$9	$7	$21	$13
Income from affiliates	$1	$4	$3	$7

Net sales for the Power segment decreased $4 million and increased $4 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three month period was primarily due to lower spot market rates as a result of lower fuel prices. The increase for the nine month period primarily reflected higher spot market rates related to more demand.

Operating income for the Power segment increased $2 million and $8 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The increase for the three month period primarily reflected lower fuel costs, partially offset by lower revenues. The increase for the nine month period primarily reflected higher spot market rates and lower fuel costs. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs. However, management anticipates positive operating income for this segment for the remainder of 2019.

Income from affiliates will be lower in future periods as Seaboard’s Power segment sold its 29.9% noncontrolling interest in a Dominican Republic electricity generation facility during the third quarter of 2019.

Turkey Segment

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(Millions of dollars)	2019	2018	2019	2018
Loss from affiliates	$(11)	$(11)	$(30)	$(18)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball. The increase in loss from affiliates for the nine month period of 2019 compared to the same period in 2018 was primarily the result of higher production and other costs, including interest, partially offset by higher prices for turkey products sold. Management is unable to predict future market prices for turkey products or the cost of feed. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $5 million and increased $3 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The decrease for the three month period was primarily due to lower costs related to Seaboard’s deferred compensation program, which were offset by the effect of the mark-to-market on investments recorded in other investment income, and lower personnel costs. The increase for the nine month period was primarily due to higher costs related to Seaboard’s deferred compensation program. As a percentage of total net sales, SG&A was 5% for the three and nine month periods of 2019 and 2018.

Interest Expense

Interest expense decreased $3 million and $4 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018. The decreases were primarily due to lower interest rates on outstanding debt for the Sugar & Alcohol segment and more capitalized interest related to capital expenditure investments, partially offset by higher debt outstanding related to the Term Loan due 2028 amended in September 2018.

Interest Income

Interest income increased $7 million and $16 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018 primarily due to increased investments in debt securities.

Other Investment Income (Loss), Net

Other investment income, net decreased $38 million and increased $137 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018 primarily due to unrealized gains or losses on short-term investments due to mark-to-market fluctuations.

Foreign Currency Gains, Net

Foreign currency gains decreased $8 million and $4 million for the three and nine month periods of 2019, respectively, compared to the same periods in 2018 primarily due to losses in the Argentine peso and fluctuations of other currency exchange rates in several foreign countries. The Sugar & Alcohol segment’s functional currency is the U.S. dollar due to highly inflationary accounting and any translation gains or losses are recorded in the income statement rather than other comprehensive income. The political and economic conditions of the countries in which Seaboard operates and does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted by Seaboard.

Income Tax Expense

The effective tax rate for the three and nine month periods of 2019 was lower than that for the three and nine month periods of 2018 primarily due to the change in tax classification of a wholly-owned subsidiary from a partnership to a corporation in the first quarter of 2018 and an adjustment to the Tax Cuts and Jobs Act income tax liability in the third quarter of 2018, partially offset by tax exempt income from the retroactive extension of the 2017 federal blenders’ credits.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of September 28, 2019. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended September 28, 2019 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities
(Millions of dollars except number of shares
and per share amounts)				Approximate
				Dollar Value
				Of Shares
			Total Number	that May
			Of Shares	Yet Be
			Purchased as Part	Purchased
	Total Number		Of Publicly	Under the
	of Shares	Average Price	Announced Plans	Plans or
Period	Purchased	Paid per Share	Or Programs	Programs
June 30, 2019 to July 31, 2019	98	$3,998	98	$80
August 1, 2019 to August 31, 2019	461	3,859	461	78
September 1, 2019 to September 28, 2019	—	—	—	78
Total	559		559

All purchases during the quarter were made pursuant to Seaboard’s share repurchase program. All purchases were made through open market or privately negotiated purchases and all the repurchased shares have been retired. See Note 8 to the condensed consolidated financial statements for further discussion of the program.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Forward-looking Statements

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates, including the impact in Argentina; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; or (xii) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K, identifies important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABOARD CORPORATION
(Registrant)

by:	/s/ Robert L. Steer
Robert L. Steer, Executive Vice President,
Chief Financial Officer
(principal financial officer)

Date: October 30, 2019

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: October 30, 2019