Form 10-Q
period 2020-03-28
SEABOARD CORP /DE/
filed 2020-04-27
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

(913) 676-8800

Registrant’s telephone number, including area code

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ⌧

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on April 20, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 28,	March 30,
(Millions of dollars except share and per share amounts)	2020	2019
Net sales:
Products (includes affiliate sales of $259 and $320)	$1,382	$1,245
Services (includes affiliate sales of $6 and $4)	283	269
Other	18	29
Total net sales	1,683	1,543
Cost of sales and operating expenses:
Products	1,278	1,230
Services	256	240
Other	14	23
Total cost of sales and operating expenses	1,548	1,493
Gross income	135	50
Selling, general and administrative expenses	72	84
Operating income (loss)	63	(34)
Other income (expense):
Interest expense	(5)	(6)
Interest income	7	7
Loss from affiliates	(4)	(18)
Other investment income (loss), net	(225)	113
Foreign currency gains (losses), net	(11)	3
Miscellaneous, net	1	—
Total other income (loss), net	(237)	99
Earnings (loss) before income taxes	(174)	65
Income tax benefit (expense)	71	(8)
Net earnings (loss)	$(103)	$57
Less: Net loss (income) attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Seaboard	$(103)	$57

Earnings (loss) per common share	$(88.43)	$48.79
Average number of shares outstanding	1,163,888	1,167,430

Other comprehensive income (loss), net of income tax expense of $0 and $0:
Foreign currency translation adjustment	3	(2)
Unrecognized pension cost	2	3
Other comprehensive income, net of tax	$5	$1
Comprehensive income (loss)	(98)	58
Less: Comprehensive loss (income) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Seaboard	$(98)	$58

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 28,	December 31,
(Millions of dollars except share and per share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$101	$125
Short-term investments	1,125	1,434
Receivables, net	691	646
Inventories	1,122	1,022
Other current assets	115	123
Total current assets	3,154	3,350
Property, plant and equipment, net	1,463	1,431
Operating lease right of use assets, net	456	446
Investments in and advances to affiliates	731	735
Goodwill	164	164
Other non-current assets	187	159
Total assets	$6,155	$6,285
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$339	$246
Current maturities of long-term debt	105	62
Accounts payable	336	368
Deferred revenue	57	48
Deferred revenue from affiliates	30	32
Operating lease liabilities	114	104
Other current liabilities	293	329
Total current liabilities	1,274	1,189
Long-term debt, less current maturities	686	730
Deferred income taxes	13	76
Long-term income tax liability	62	62
Long-term operating lease liabilities	379	379
Other liabilities	304	295
Total non-current liabilities	1,444	1,542
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2020 and 1,164,848 shares in 2019	1	1
Accumulated other comprehensive loss	(435)	(440)
Retained earnings	3,861	3,983
Total Seaboard stockholders’ equity	3,427	3,544
Noncontrolling interests	10	10
Total equity	3,437	3,554
Total liabilities and stockholders’ equity	$6,155	$6,285

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(103)	$57
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	36	34
Deferred income taxes	(64)	7
Loss from affiliates	4	18
Dividends received from affiliates	5	2
Other investment loss (income), net	225	(113)
Other, net	5	—
Changes in assets and liabilities:
Receivables, net of allowance for credit losses	(48)	37
Inventories	(102)	(170)
Other assets	(1)	(5)
Other liabilities, exclusive of debt	(63)	26
Net cash from operating activities	(106)	(107)
Cash flows from investing activities:
Purchase of short-term investments	(200)	(577)
Proceeds from the sale of short-term investments	284	382
Proceeds from the maturity of short-term investments	17	153
Capital expenditures	(55)	(83)
Investments in and advances to affiliates, net	(5)	—
Purchase of long-term investments	(35)	(6)
Other, net	—	4
Net cash from investing activities	6	(127)
Cash flows from financing activities:
Lines of credit, net	96	104
Proceeds from long-term debt	4	14
Principal payments of long-term debt	(6)	(2)
Repurchase of common stock	(13)	(13)
Dividends paid	(3)	(3)
Other, net	(1)	(1)
Net cash from financing activities	77	99
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents	(24)	(135)
Cash and cash equivalents at beginning of year	125	194
Cash and cash equivalents at end of period	$101	$59

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Stockholders’ Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2018	$1	$(410)	$3,727	$11	$3,329
Reduction to noncontrolling interests	—	—	—	(1)	(1)
Comprehensive income:
Net earnings	—	—	57	—	57
Other comprehensive income, net of tax	—	1	—	—	1
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 30, 2019	$1	$(409)	$3,768	$10	$3,370

Balances, December 31, 2019	$1	$(440)	$3,983	$10	$3,554
Adoption of accounting guidance (see Note 1)	—	—	(3)	—	(3)
Comprehensive loss:
Net loss	—	—	(103)	—	(103)
Other comprehensive income, net of tax	—	5	—	—	5
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 28, 2020	$1	$(435)	$3,861	$10	$3,437

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries (“Seaboard”). All significant intercompany balances and transactions have been eliminated in consolidation. Seaboard’s investments in non-consolidated affiliates are accounted for by the equity method. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2019 as filed in its annual report on Form 10-K. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard’s year-end is December 31.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to allowance for credit losses on receivables, valuation of inventories, impairment of long-lived assets, intangibles and goodwill, potential write-down related to investments in and advances to affiliates and notes receivable from affiliates, income taxes, lease liabilities and right of use (“ROU”) assets and accrued pension liability. Actual results could differ from those estimates.

Supplemental Cash Flow Information

Non-cash investing activities included purchases of property, plant and equipment in accounts payable of $5 million.

The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of ROU assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Three months ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35	$33
Operating cash flows from finance leases	1	—
Financing cash flows from finance leases	1	—

Operating right of use assets obtained in exchange for new operating lease liabilities	$38	$30
Finance right of use assets obtained in exchange for new finance lease liabilities	8	—

Leases

Seaboard’s operating lease assets and liabilities are reported separately in the condensed consolidated balance sheets. The classification of Seaboard’s finance leases in the condensed consolidated balance sheets was as follows:

		March 28,	December 31,
(Millions of dollars)		2020	2019
Finance lease right of use assets, net	Property, plant and equipment, net	$57	$50
Finance lease liabilities	Other current liabilities	6	5
Non-current finance lease liabilities	Other liabilities	46	40

Goodwill and Other Intangible Assets

The activity in the carrying amount of goodwill included foreign currency exchange differences of $1 million that were offset by an acquisition-related adjustment, all within the Commodity Trading and Milling (“CT&M”) segment. See Note 10 for further information on this acquisition-related adjustment. As of March 28, 2020, intangible assets, included in other non-current assets, were $58 million, net of accumulated amortization of $10 million.

Accounting Standard Adopted During 2020

On January 1, 2020, Seaboard adopted guidance which requires the use of a new current expected credit loss ("CECL") model in order to determine the allowance for credit losses with respect to accounts receivable and notes receivable, among other financial instruments. The CECL model estimates the lifetime of expected credit loss based on historical experience, current conditions and reasonable supportable forecasts and replaces the existing incurred loss model. As a result of this adoption, Seaboard recorded a cumulative-effect adjustment of $3 million on January 1, 2020 that decreased retained earnings and increased the allowance for credit losses.

Management believes that Seaboard’s receivables have low risk due to credit granting policies, relationships established with its customers and quick billing and collection cycles. The other receivables are primarily statutory with the U.S. government or other governments and management believes that these bear little to no risk. Management monitors the credit quality of these different receivable types by frequent customer discussions, following economic and industry trends and specific customer data.

Seaboard used the loss-rate method in developing its allowance for credit losses, which involved identifying pools of assets with similar risk characteristics, reviewing historical losses within the last five years and consideration for any reasonable supportable forecasts of economic indicators. Changes in estimates, developing trends and other new information can have a material effect on future evaluations. The activity within the allowance for credit losses on receivables was immaterial for the three months ended March 28, 2020.

Recently Issued Accounting Standard Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies the accounting for income taxes by removing certain exceptions to the general principles and improves consistent application of GAAP for other areas by clarifying and amending existing guidance. This guidance is effective for Seaboard on January 1, 2021. Seaboard is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its financial statements and disclosures.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	March 28,	December 31,
(Millions of dollars)	2020	2019
Domestic equity securities	$473	$706
Domestic debt securities	360	409
Foreign equity securities	147	189
Foreign debt securities	54	43
High yield securities	51	56
Money market funds held in trading accounts	23	12
Collateralized loan obligations	13	15
Other trading securities	4	4
Total trading short-term investments	$1,125	$1,434

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $(236) million and $104 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

Seaboard had $47 million of equity securities denominated in foreign currencies as of March 28, 2020, with $23 million in euros, $10 million in Japanese yen, $5 million in British pounds and the remaining $9 million in various other currencies. As of December 31, 2019, Seaboard had $62 million of equity securities denominated in foreign currencies, with $32 million in euros, $12 million in Japanese yen, $8 million in British pound and the remaining $10 million in various other currencies. Seaboard had $13 million of debt securities denominated in euros as of March 28, 2020 and December 31, 2019, respectively.

Note 3 – Inventories

The following is a summary of inventories:

	March 28,	December 31,
(Millions of dollars)	2020	2019
At lower of LIFO cost or market:
Hogs and materials	$394	$387
Fresh pork and materials	48	46
LIFO adjustment	(63)	(64)
Total inventories at lower of LIFO cost or market	379	369
At lower of FIFO cost and net realizable value:
Grains, oilseeds and other commodities	425	353
Sugar produced and in process	26	17
Other	117	109
Total inventories at lower of FIFO cost and net realizable value	568	479
Grain, flour and feed at lower of weighted average cost and net realizable value	175	174
Total inventories	$1,122	$1,022

Note 4 – Lines of Credit, Long-term Debt, Commitments and Contingencies

Lines of Credit

The outstanding balance under uncommitted and committed lines of credit was $269 million and $70 million, respectively, as of March 28, 2020. Of the outstanding balance, $89 million was denominated in foreign currencies with $54 million denominated in the South African rand, $23 million denominated in the Canadian dollar, $6 million denominated in the Argentine peso and $6 million denominated in the Brazilian real. The outstanding balance under uncommitted and committed lines of credit was $246 million and $0 million, respectively, as of December 31, 2019.

The weighted average interest rate for outstanding lines of credit was 3.22% and 5.79% as of March 28, 2020 and December 31, 2019, respectively. The uncommitted lines of credit are unsecured and do not require compensating balances, but the $100 million committed credit line is secured by short-term investments.

Long-term Debt

Long-term debt includes borrowings under term loans and other contractual obligations for payment, including notes payable. The following is a summary of long-term debt:

	March 28,	December 31,
(Millions of dollars)	2020	2019
Term Loan due 2028	$691	$691
Foreign subsidiary obligations	101	102
Total long-term debt at face value	792	793
Current maturities of long-term debt and unamortized discount and costs	(106)	(63)
Long-term debt, less current maturities and unamortized discount and costs	$686	$730

The interest rate on the Term Loan due 2028 was 3.23% and 3.42% as of March 28, 2020 and December 31, 2019, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 3.47% and 3.50% as of March 28, 2020 and December 31, 2018, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of March 28, 2020. The increase in current maturities of long-term debt is due to the 2018 acquisition seller-financed note payable with a balance of $44 million as of March 28, 2020 maturing on January 5, 2021.

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

Guarantees

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of March 28, 2020, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote.

Note 5 – Employee Benefits

Seaboard has a defined benefit pension plan for certain of its domestic salaried and clerical employees. At this time, no contributions are expected to be made to the plan in 2020. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees. Management has no plans to provide funding for these supplemental plans in advance of when the benefits are paid.

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Components of net periodic benefit cost:
Service cost	$3	$2
Interest cost	3	3
Expected return on plan assets	(3)	(2)
Amortization and other	3	1
Net periodic benefit cost	$6	$4

Note 6 – Derivatives and Fair Value of Financial Instruments

The following tables shows assets and liabilities measured at fair value on a recurring basis as of March 28, 2020 and December 31, 2019, and also the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	March 28,
(Millions of dollars)	2020	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$473	$473	$—	$—
Domestic debt securities	360	117	243	—
Foreign equity securities	147	147	—	—
Foreign debt securities	54	—	54	—
High yield securities	51	9	42	—
Money market funds held in trading accounts	23	23	—	—
Collateralized loan obligations	13	—	13	—
Other trading securities	6	6	—	—
Trading securities – other current assets:
Domestic equity securities	33	33	—	—
Money market fund held in trading accounts	5	5	—	—
Foreign equity securities	2	2	—	—
Fixed income securities	3	2	1	—
Long-term equity investment	29	—	—	29
Derivatives:
Commodities	14	14	—	—
Foreign currencies	5	—	5	—
Total assets	$1,218	$831	$358	$29
Liabilities:
Trading securities – short-term investments:
Other trading securities	$2	$—	$2	$—
Contingent consideration	14	—	—	14
Derivatives:
Commodities	5	5	—	—
Foreign currencies	1	—	1	—
Total liabilities	$22	$5	$3	$14

	Balance
	December 31,
(Millions of dollars)	2019	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$706	$706	$—	$—
Domestic debt securities	409	117	292	—
Foreign equity securities	189	189	—	—
High yield securities	56	10	46	—
Foreign debt securities	43	—	43	—
Collateralized loan obligations	15	—	15	—
Money market funds held in trading accounts	12	12	—	—
Other trading securities	4	4	—	—
Trading securities – other current assets:
Domestic equity securities	40	40	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	3	3	—	—
Fixed income securities	2	2	—	—
Derivatives:
Commodities	6	6	—	—
Total assets	$1,491	$1,095	$396	$—
Liabilities:
Contingent consideration	$13	$—	$—	$13
Derivatives:
Commodities	4	4	—	—
Foreign currencies	3	—	3	—
Total liabilities	$20	$4	$3	$13

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

During the first quarter of 2020, Seaboard invested $30 million in a financial services company that primarily lends to and invests in debt securities of privately held companies. This long-term investment is classified in “Other non-current assets” and is valued at net asset value (“NAV”), adjusted for specific liquidity factors, resulting in level 3 classification.

The fair value of Seaboard’s contingent consideration related to a 2018 acquisition was classified as a level 3 in the fair value hierarchy since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled with adjustments included in net earnings (loss). The increase in the liability for the first quarter of 2020 was related to lower interest rates at the measurement date.

While management believes its derivatives are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. As the derivatives discussed below are not accounted for as hedges, fluctuations in the related commodity prices, foreign currency exchange rates and equity prices could have a material impact on earnings in any given period. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2019.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. As of March 28, 2020, Seaboard had open net derivative contracts to purchase 20 million pounds of soybean oil and 16 million bushels of grain. As of December 31, 2019, Seaboard had open net derivative contracts to purchase 17 million bushels of grain and open net derivative contracts to sell 132 million pounds of soybean oil and 12 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. As of March 28, 2020 and December 31, 2019, Seaboard had foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $27 million and $78 million, respectively, primarily related to the South African rand, Canadian dollar and euro. From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements should the counterparties fail to perform according to the terms of the contracts. As of March 28, 2020, Seaboard had a maximum aggregate amount of loss due to credit risk of $5 million with five counterparties related to foreign currency exchange agreements. Seaboard does not hold any collateral related to these agreements.

Equity Futures Contracts

Seaboard enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Equity futures contracts are recorded at fair value with changes in value marked-to-market as a component of other investment income (loss) in the condensed consolidated statements of comprehensive income. The notional amounts of these equity future contracts were $20 million and $0 million as of March 28, 2020 and December 31, 2019, respectively.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended
		March 28,	March 30,
(Millions of dollars)		2020	2019
Commodities	Cost of sales	$21	$(32)
Foreign currencies	Cost of sales	12	3
Foreign currencies	Foreign currency gains, net	1	—
Equity	Other investment income (loss), net	28	(3)

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		March 28,	December 31,		March 28,	December 31,
(Millions of dollars)		2020	2019		2020	2019
Commodities (1)	Other current assets	$14	$6	Other current liabilities	$5	$4
Foreign currencies	Other current assets	5	—	Other current liabilities	1	3
Equity (1)	Short-term investments	—	—	Short-term investments	2	—

(1)	Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of March 28, 2020 and December 31, 2019, the commodity derivatives had a margin account balance of $13 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $22 million and $15 million, respectively. Seaboard’s equity derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 7 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

In October 2019, the Board of Directors extended through October 31, 2020 Seaboard’s share repurchase program. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, from time to time, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased at any given time will depend upon market conditions, compliance with SEC regulations, and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion. As of March 28, 2020, $65 million remained available for repurchase under this program. Seaboard repurchased 4,069 shares of common stock at a total price of $13 million during the three months ended March 28, 2020.

The changes in the components of other comprehensive loss, net of related taxes, are as follows:

	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Foreign currency translation adjustment	$3	$(2)
Unrecognized pension cost (a)	2	3
Other comprehensive loss, net of tax	$5	$1

(a)	Primarily represents amounts reclassified from accumulated other comprehensive loss to net periodic pension cost representing the amortization of actuarial losses (gains) and other adjustments.

The components of accumulated other comprehensive loss, net of related taxes, were as follows:

	March 28,	December 31,
(Millions of dollars)	2020	2019
Cumulative foreign currency translation adjustment	$(366)	$(369)
Cumulative unrecognized pension cost	(69)	(71)
Total accumulated other comprehensive loss	$(435)	$(440)

Note 8 – Revenue Recognition

Seaboard has multiple segments with diverse revenue streams. The following tables present Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended March 28, 2020
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$405	$910	$—	$21	$—	$6	$1,342
Transportation	2	—	269	—	—	—	271
Energy	40	—	—	1	17	—	58
Other	8	4	—	—	—	—	12
Segment/Consolidated Totals	$455	$914	$269	$22	$17	$6	$1,683

	Three Months Ended March 30, 2019
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$357	$826	$—	$25	$—	$3	$1,211
Transportation	4	—	254	—	—	—	258
Energy	34	—	—	—	29	—	63
Other	8	3	—	—	—	—	11
Segment/Consolidated Totals	$403	$829	$254	$25	$29	$3	$1,543

Revenue from goods and services transferred to customers at a single point in time account for approximately 85% of Seaboard’s net sales. Substantially all of the sales in Seaboard’s Marine segment are recognized ratably over the transit time for each voyage as Seaboard believes this is a faithful depiction of the performance obligation to its customers. Seaboard’s contracts with its customers are short-term, defined as less than one year.

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The CT&M segment requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a ship is on the water and has not arrived at the designated port. Deferred revenue balances are reduced when revenue is recognized. The deferred revenue balance as of December 31, 2019 was fully recognized as revenue during the first quarter of 2020.

Note 9 – Income Taxes

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income (loss) projections, including changes due to the impacts of the coronavirus disease 2019 (“COVID-19”) pandemic, could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

Note 10 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective product or services, refer to Note 15 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2019. Below are segment updates from year-end.

During the first quarter of 2020, the CT&M segment finalized the purchase price allocation related to the October 2019 acquisition of ContiLatin del Peru S.A. resulting in the recording of $1 million of intangible assets and no goodwill.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of March 28, 2020 and December 31, 2019, Butterball had total assets of $1,119 million and $1,038 million, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Net sales	$318	$303
Operating loss	$(7)	$(19)
Net loss	$(13)	$(21)

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

Sales to External Customers:	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Pork	$455	$403
Commodity Trading and Milling	914	829
Marine	269	254
Sugar and Alcohol	22	25
Power	17	29
All Other	6	3
Segment/Consolidated Totals	$1,683	$1,543

Operating Income (Loss):	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Pork	$32	$(34)
Commodity Trading and Milling	30	7
Marine	(6)	—
Sugar and Alcohol	(1)	(4)
Power	2	4
All Other	1	1
Segment Totals	58	(26)
Corporate	5	(8)
Consolidated Totals	$63	$(34)

Income (Loss) from Affiliates:	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Pork	$1	$(8)
Commodity Trading and Milling	1	—
Marine	1	1
Sugar and Alcohol	—	—
Power	—	—
Turkey	(7)	(11)
Segment/Consolidated Totals	$(4)	$(18)

Total Assets:	March 28,	December 31,
(Millions of dollars)	2020	2019
Pork	$1,870	$1,802
Commodity Trading and Milling	1,687	1,621
Marine	562	554
Sugar and Alcohol	138	139
Power	279	283
Turkey	268	275
All Other	9	10
Segment Totals	4,813	4,684
Corporate	1,342	1,601
Consolidated Totals	$6,155	$6,285

Investments in and Advances to Affiliates:	March 28,	December 31,
(Millions of dollars)	2020	2019
Pork	$185	$183
Commodity Trading and Milling	239	237
Marine	31	32
Sugar and Alcohol	5	5
Power	3	3
Turkey	268	275
Segment/Consolidated Totals	$731	$735

Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments of general corporate management oversight costs. Corporate assets include cash and short-term investments, other current assets related to deferred compensation plans, long-term investments and other miscellaneous items. Corporate operating results represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation plans, which are offset by the effect of the mark-to-market adjustments on these investments recorded in other investment income (loss), net.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SIGNIFICANT DEVELOPMENTS

The extent to which the coronavirus disease 2019 (“COVID-19”) pandemic impacts the financial condition and results of Seaboard Corporation and its subsidiaries (“Seaboard”) will depend on future developments which are uncertain and cannot be predicted. All of Seaboard’s segments, which provide food, transportation and power, are considered “essential businesses” and have been able to continue to operate. Seaboard is taking a variety of measures to ensure the availability and functioning of its essential operations and to promote the safety and security of all employees.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

As of March 28, 2020, Seaboard had cash and short-term investments of $1.2 billion and additional total net working capital of $654 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations.

Cash and short-term investments as of March 28, 2020 decreased $333 million to $1.2 billion from December 31, 2019. The decrease was primarily the result of capital market volatility on short-term investments. Cash from operating activities increased $1 million for the three-month period of 2020 compared to the same period in 2019 primarily due to higher adjusted earnings for unrealized losses on short-term investments and lower inventory purchases, offset primarily by an increase in receivables and timing of payments on liabilities.

As of March 28, 2020, $153 million of the $1.2 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Capital Expenditures and Other Investing Activities

During the three months ended March 28, 2020, Seaboard invested $55 million in property, plant and equipment, of which $43 million was in the Pork segment, $4 million in the Power segment and the remaining amount in other segments. The Pork segment expenditures were primarily for the expansion of the Guymon pork processing plant and the modifications to the idle ethanol plant in Hugoton, Kansas. The Power segment expenditures were for its power generating barge under construction. All other capital expenditures were primarily of a normal recurring nature such as replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2020, management has budgeted capital expenditures totaling $241 million. The Pork segment budgeted $172 million primarily for modifications to convert the Hugoton, Kansas plant to a renewable diesel production facility, with operations expected to begin in 2022, and to complete the expansion of the pork processing plant. The CT&M segment budgeted $22 million primarily for milling assets and other improvements to existing facilities and related equipment. The Marine segment budgeted $25 million primarily for additional cargo carrying and handling equipment. The Sugar and Alcohol segment budgeted $6 million primarily for general plant improvements and production process updates. The Power segment budgeted $16 million for capital expenditures associated with the new power barge. Seaboard’s Power segment continues to explore strategic alternatives for the existing barge, including selling, relocating or operating in conjunction with the new barge at the current site. Additional costs could be incurred, depending upon the alternative selected. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

From time to time, Seaboard may fund capital calls and issue borrowings for its equity method investments based on the specific facts and circumstances. During the first quarter of 2020, Seaboard contributed $5 million to STF for working capital needs. Additional contributions may be necessary in the future.

Financing Activities and Debt

As of March 28, 2020, Seaboard had short-term uncommitted lines of credit totaling $587 million and a committed line of credit totaling $100 million. There was $269 million and $70 million borrowed under the uncommitted lines of credit and committed line of credit, respectively, as of March 28, 2020. Seaboard’s borrowing capacity under its uncommitted lines was further reduced by letters of credit totaling $3 million. As of March 28, 2020, Seaboard had an unsecured term loan, which matures in 2028, with a balance of $691 million and $100 million of foreign subsidiary debt, denominated in U.S. dollars and euros.

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

RESULTS OF OPERATIONS

Net sales for the three-month period of 2020 increased $140 million over the same period in 2019. The increase was primarily the result of higher volumes of certain commodities in the CT&M segment and higher pork product sales and recognition of the federal blender’s credits on biodiesel production in the first quarter of 2020 in the Pork segment.

Operating income increased $97 million for the three-month period of 2020 compared to the same period in 2019. The increase primarily reflected higher margins on pork products sold, less derivative contract losses and the federal blender’s credits recognized in the Pork segment and higher margins on third-party sales in the CT&M segment.

Other than capital market volatility on short-term investments, the effects of the COVID-19 pandemic were not significant on a consolidated or segment basis to Seaboard’s first quarter 2020 results. Subsequently, all segments have been directly or indirectly impacted by the COVID-19 pandemic which resulted in a change in the mix of products or services, including a significant decline in volume and prices for food service business due to restaurant closings, significant reduction in the market price for certain products sold to further processors, reduced demand for maritime shipping, lower fuel prices and capital market volatility.

Pressures on certain production and supply chains have been tightening and, in many countries, governments are prioritizing domestic markets over exports. Seaboard’s first quarter results of operations are not necessarily indicative of results to be expected for the remainder of 2020 or the full year. While Seaboard expects the effects of the pandemic to negatively impact its results of operations temporarily, the future extent is not known. The extent of the impact will depend on future developments, including actions taken to contain the pandemic.

Pork Segment

	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Net sales	$455	$403
Operating income (loss)	$32	$(34)
Income (loss) from affiliates	$1	$(8)

Net sales for the Pork segment increased $52 million for the three-month period of 2020 compared to the same period in 2019. The increase was primarily the result of higher volumes and prices for pork products sold, the recognition of $14 million in federal blender’s credits for biodiesel production in the first quarter of 2020 and higher prices of market hogs, partially offset by lower volumes and prices of biodiesel. In December 2019, the President of the U.S. signed into law the Further Consolidated Appropriations Act that extended the federal blender’s credits through 2022.

Operating income for the Pork segment increased $66 million for the three-month period of 2020 compared to the same period in 2019. The increase was primarily due to higher margins on pork product sales, revenue recognized associated with the federal blender’s credits for the first quarter of 2020 and no derivative contract losses in the first quarter of 2020 that were incurred in the first quarter of 2019. Management is unable to predict future market prices for pork products, the cost of feed or third-party hogs or the prices of biodiesel. Based on market conditions and the impacts of the COVID-19 pandemic, management currently cannot predict if this segment will be profitable for the remainder of 2020.

Income from affiliates increased $9 million for the three-month period of 2020 compared to the same period in 2019. The increase was primarily the result of STF’s operations becoming more established. STF’s operations began in September 2017 with the second shift commencing in October 2018.

The Pork segment is largely dependent on the continued operation of its Oklahoma pork processing plant and the STF plant. The closure, even temporarily, of these plants could have a material adverse effect on liquidity and financial results as Seaboard may be unable to process hogs resulting in a significant number of excess hogs in its live production system unable to be processed into finished pork product due to idled plant capacity.

Commodity Trading and Milling Segment

	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Net sales	$914	$829
Operating income as reported	$30	$7
Mark-to-market adjustments	(5)	3
Operating income excluding mark-to-market adjustments	$25	$10
Income from affiliates	$1	$—

Net sales for the CT&M segment increased $85 million for the three-month period of 2020 compared to the same period in 2019. The increase primarily reflected higher volumes of certain commodities for third-party customers, including sales for a business acquired in October 2019, and higher corn and soybean prices, partially offset by lower affiliate volumes and lower wheat and other commodity prices.

Operating income for this segment increased $23 million for the three-month period of 2020 compared to the same period in 2019. The increase primarily reflected higher margins on third-party sales, including the business acquired in October 2019. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, including impacts of the COVID-19 pandemic, and the volatility in the commodity markets, management is unable to predict if this segment will be profitable for the remainder of 2020.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $5 million and higher by $3 million for the three-month period of 2020 and 2019, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2020. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Net sales	$269	$254
Operating income (loss)	$(6)	$—
Income from affiliates	$1	$1

Net sales for the Marine segment increased $15 million for the three-month period of 2020 compared to the same period in 2019. The increase was primarily the result of higher rates and volumes. In certain markets there was a change in cargo mix, with more reefer containers that generally have a higher rate.

Operating income for this segment decreased $6 million for the three-month period of 2020 compared to the same period in 2019. The decrease was primarily the result of higher fuel costs associated with the new low-sulfur fuel regulatory requirement and increased consumption due to larger vessels. Also, the segment experienced higher charter hire costs and increased terminal costs related to higher container volumes. Management cannot predict changes in fuel costs or future cargo volumes and cargo rates. Based on market conditions and impacts of the COVID-19 pandemic, management currently cannot predict if this segment will be profitable for the remainder of 2020.

Sugar and Alcohol Segment

	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Net sales	$22	$25
Operating loss	$(1)	$(4)
Income from affiliates	$—	$—

Net sales for the Sugar and Alcohol segment decreased $3 million for the three-month period of 2020 compared to the same period in 2019. The decrease primarily reflected lower volumes of sugar sold and lower prices of alcohol sold, partially offset by higher prices of sugar sold and higher volumes of alcohol sold. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar.

Operating loss for the Sugar and Alcohol segment decreased $3 million for the three-month period of 2020 compared to the same period in 2019. The decrease primarily reflected higher margins on sugar and lower selling, general and administrative expenses. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate. Based on market conditions and impacts of the COVID-19 pandemic, management currently cannot predict if this segment will be profitable for the remainder of 2020.

Power Segment

	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Net sales	$17	$29
Operating income	$2	$4
Income from affiliates	$—	$—

Net sales for the Power segment decreased $12 million for the three-month period of 2020 compared to the same period in 2019. The decrease reflected lower spot market rates primarily due to lower fuel prices and lower production primarily due to weather.

Operating income for the Power segment decreased $2 million for the three-month period of 2020 compared to the same period in 2019. The decrease was due to lower revenues, partially offset by lower fuel costs and consumption and maintenance costs in the first quarter of 2019 with no comparable activity for 2020. Management cannot predict future fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers. Based on market conditions and impacts of the COVID-19 pandemic, management currently cannot predict if this segment will be profitable for the remainder of 2020.

Turkey Segment

	Three Months Ended
	March 28,	March 30,
(Millions of dollars)	2020	2019
Loss from affiliates	$(7)	$(11)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The decrease in loss from affiliates for the three-month period of 2020 compared to the same period in 2019 was primarily the result of higher prices for turkey products sold due to a strong sales mix with more value-added products, partially offset by higher production costs. Management is unable to predict future market prices for turkey products or the cost of feed. Based on market conditions and impacts of the COVID-19 pandemic, management currently cannot predict if this segment will be profitable for the remainder of 2020. The temporary closure of this segment’s primary further processing facility, for example due to COVID-19, could adversely affect the value of Seaboard’s investment in Butterball, LLC.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $12 million for the three-month period of 2020 compared to the same period in 2019 primarily due to lower deferred compensation program costs due to capital market volatility. The deferred compensation program costs are offset by the effect of the mark-to-market on investments recorded in other investment income (loss).

Interest Expense

Interest expense decreased $1 million for the three-month period of 2020 compared to the same period in 2019 primarily due to lower interest rates on outstanding debt and more capitalized interest related to ongoing capital expenditure investments, partially offset by increased interest expense related to an adjustment on the contingent liability associated with a 2018 acquisition.

Other Investment Income (Loss), Net

Other investment income, net decreased $338 million for the three-month period of 2020 compared to the same period in 2019 primarily due to unrealized mark-to-market fluctuations on short-term investments, partially offset by approximately $60 million of realized gains on sales.

Foreign Currency Gains (Losses), Net

Other foreign currency gains, net decreased $14 million for the three-month period of 2020 compared to the same period in 2019 primarily due to losses in the South African rand, Zambian kwacha, Mexican peso and Colombian peso among fluctuations of other currency exchange rates in several foreign countries.

Income Tax Benefit (Expense)

The effective tax rate for the three-month period of 2020 was higher than the three-month period of 2019 primarily due to pre-tax loss in 2020 versus pre-tax income in 2019 and the associated impact from tax credits. Tax credits increase the income tax benefit in a pre-tax loss year resulting in a higher effective tax rate and decrease the income tax expense in a pre-tax income year resulting in a lower effective tax rate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2019. See Note 6 to the condensed consolidated financial statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 28, 2020. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended March 28, 2020 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except for the update to the risk factors set forth below, there have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10-K for the year ended December 31, 2019.

(a)(3) Deterioration of Economic Conditions Could Negatively Impact Seaboard’s Business. Seaboard’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, including LIBOR phase-out risks, availability of capital markets, consumer spending rates, energy availability and costs, impacts caused by pandemics and other public health emergencies, including the COVID-19 pandemic, and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for and production of Seaboard’s meat products, grains, shipping services and other products, or the cost and availability of needed raw materials and packaging materials, thereby negatively affecting Seaboard’s financial results. For example, Seaboard is monitoring the impact of the COVID-19 pandemic, which has already caused a significant disruption to global financial markets and supply chains. The significance of the operational and financial impact to Seaboard will depend on how long and widespread this disruption proves to be. The extent to which the COVID-19 pandemic impacts Seaboard’s results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions that are being taken to contain and treat it. If economic or market conditions in key global markets deteriorate, Seaboard may experience material adverse effects on its business, financial condition and results of operations. The current national and global economic conditions, could, among other things:

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

(b)(4) The Loss of This Segment’s Oklahoma Pork Processing Plant and the STF Plant Could Adversely Affect the Business. This segment is largely dependent on the continued operation of its Oklahoma pork processing plant and the STF plant. Seaboard provides approximately one-third of STF’s hogs for processing and also markets substantially all pork products produced. The closure, loss of, or damage to these plants for any reason, including pandemic, fire, tornado, earthquake, or the occurrence of adverse governmental action could adversely affect the business of this segment. The closure, even temporarily, of these plants could have a material adverse effect on Seaboard’s liquidity and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning any purchases made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Securities and Exchange Commission) of shares of Seaboard’s common stock during the first quarter of the fiscal year covered by this report.

Issuer Purchases of Equity Securities
(Millions of dollars except number of shares
and per share amounts)				Approximate
				Dollar Value
				Of Shares
			Total Number	that May
			Of Shares	Yet Be
			Purchased as Part	Purchased
	Total Number		Of Publicly	Under the
	of Shares	Average Price	Announced Plans	Plans or
Period	Purchased	Paid per Share	Or Programs	Programs
January 1, 2020 to January 31, 2020	130	$3,944.67	130	$77
February 1, 2020 to February 29, 2020	820	3,886.41	820	74
March 1, 2020 to March 28, 2020	3,119	3,038.92	3,119	65
Total	4,069		4,069

All purchases during the quarter were made pursuant to Seaboard’s share repurchase program. All purchases were made through open market or privately negotiated purchases and all the repurchased shares have been retired. See Note 7 to the condensed consolidated financial statements for further discussion of the program.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) the impact of pandemics or other public health emergencies, such as the COVID-19 pandemic or (xiii) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K, as supplemented in this Form 10-Q, identifies important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABOARD CORPORATION
(Registrant)

by:	/s/ Robert L. Steer
Robert L. Steer, Executive Vice President,
Chief Financial Officer
(principal financial officer)

Date: April 27, 2020

by:	/s/ Michael D. Trollinger
Michael D. Trollinger, Vice President, Corporate Controller
and Chief Accounting Officer
(principal accounting officer)

Date: April 27, 2020