Form 10-Q
period 2020-06-27
SEABOARD CORP /DE/
filed 2020-07-28
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on July 21, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars except share and per share amounts)	2020	2019	2020	2019
Net sales:
Products (affiliate sales of $332, $357, $591 and $677)	$1,589	$1,513	$2,971	$2,758
Services (affiliate sales of $6, $4, $12 and $8)	206	275	489	544
Other	13	34	31	63
Total net sales	1,808	1,822	3,491	3,365
Cost of sales and operating expenses:
Products	1,518	1,422	2,796	2,652
Services	185	238	441	478
Other	14	26	28	49
Total cost of sales and operating expenses	1,717	1,686	3,265	3,179
Gross income	91	136	226	186
Selling, general and administrative expenses	80	83	152	167
Operating income	11	53	74	19
Other income (expense):
Interest expense	(6)	(12)	(11)	(18)
Interest income	4	8	11	15
Loss from affiliates	(17)	(16)	(21)	(34)
Other investment income (loss), net	128	37	(97)	150
Foreign currency gains (losses), net	(5)	(1)	(16)	2
Miscellaneous, net	1	—	2	—
Total other income (expense), net	105	16	(132)	115
Earnings (loss) before income taxes	116	69	(58)	134
Income tax expense	(142)	(11)	(71)	(19)
Net earnings (loss)	$(26)	$58	$(129)	$115
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Seaboard	$(26)	$58	$(129)	$115

Earnings (loss) per common share	$(22.35)	$50.13	$(110.88)	$98.92
Average number of shares outstanding	1,160,779	1,165,740	1,162,307	1,166,575

Other comprehensive income (loss), net of income tax expense of $1, $0, $1 and $0:
Foreign currency translation adjustment	(19)	(9)	(16)	(11)
Unrecognized pension cost	—	3	2	6
Other comprehensive loss, net of tax	$(19)	$(6)	$(14)	$(5)
Comprehensive income (loss)	(45)	52	(143)	110
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Seaboard	$(45)	$52	$(143)	$110

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 27,	December 31,
(Millions of dollars except share and per share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$79	$125
Short-term investments	1,178	1,434
Receivables, net	551	646
Inventories	989	1,022
Other current assets	117	123
Total current assets	2,914	3,350
Property, plant and equipment, net	1,479	1,431
Operating lease right of use assets, net	429	446
Investments in and advances to affiliates	706	735
Goodwill	163	164
Other non-current assets	182	159
Total assets	$5,873	$6,285
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$220	$246
Current maturities of long-term debt	82	62
Accounts payable	189	368
Deferred revenue	44	80
Operating lease liabilities	113	104
Other current liabilities	374	329
Total current liabilities	1,022	1,189
Long-term debt, less current maturities	687	730
Deferred income taxes	29	76
Long-term income tax liability	62	62
Long-term operating lease liabilities	354	379
Other liabilities	329	295
Total non-current liabilities	1,461	1,542
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2020 and 1,164,848 shares in 2019	1	1
Accumulated other comprehensive loss	(454)	(440)
Retained earnings	3,833	3,983
Total Seaboard stockholders’ equity	3,380	3,544
Noncontrolling interests	10	10
Total equity	3,390	3,554
Total liabilities and stockholders’ equity	$5,873	$6,285

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 27,	June 29,
(Millions of dollars)	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(129)	$115
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	72	68
Deferred income taxes	(47)	8
Loss from affiliates	21	34
Dividends received from affiliates	7	2
Other investment loss (income), net	97	(150)
Other, net	22	6
Changes in assets and liabilities:
Receivables, net of allowance	86	(3)
Inventories	22	(54)
Other assets	5	32
Other liabilities, exclusive of debt	(156)	(19)
Net cash from operating activities	—	39
Cash flows from investing activities:
Purchase of short-term investments	(311)	(733)
Proceeds from the sale of short-term investments	464	617
Proceeds from the maturity of short-term investments	20	164
Capital expenditures	(108)	(156)
Investments in and advances to affiliates, net	(5)	(11)
Purchase of long-term investments	(38)	(9)
Other, net	1	2
Net cash from investing activities	23	(126)
Cash flows from financing activities:
Lines of credit, net	(22)	13
Proceeds from long-term debt	7	31
Principal payments of long-term debt	(31)	(20)
Repurchase of common stock	(13)	(14)
Dividends paid	(5)	(5)
Other, net	(4)	(2)
Net cash from financing activities	(68)	3
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents	(46)	(84)
Cash and cash equivalents at beginning of year	125	194
Cash and cash equivalents at end of period	$79	$110

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2018	$1	$(410)	$3,727	$11	$3,329
Reduction to noncontrolling interests	—	—	—	(1)	(1)
Comprehensive income:
Net earnings	—	—	57	—	57
Other comprehensive income, net of tax	—	1	—	—	1
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 30, 2019	$1	$(409)	$3,768	$10	$3,370
Comprehensive income:
Net earnings	—	—	58	—	58
Other comprehensive loss, net of tax	—	(6)	—	—	(6)
Repurchase of common stock	—	—	(1)	—	(1)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 29, 2019	$1	$(415)	$3,823	$10	$3,419

Balances, December 31, 2019	$1	$(440)	$3,983	$10	$3,554
Adoption of accounting guidance (see Note 1)	—	—	(3)	—	(3)
Comprehensive loss:
Net loss	—	—	(103)	—	(103)
Other comprehensive income, net of tax	—	5	—	—	5
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 28, 2020	$1	$(435)	$3,861	$10	$3,437
Comprehensive loss:
Net loss	—	—	(26)	—	(26)
Other comprehensive loss, net of tax	—	(19)	—	—	(19)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 27, 2020	$1	$(454)	$3,833	$10	$3,390

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

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Except for new guidance adopted prospectively as discussed below, Seaboard has consistently applied all accounting policies as disclosed in the annual report on Form 10-K to all periods presented in these condensed consolidated financial statements. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year. As Seaboard conducts its commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, gross margin on non-consolidated affiliates cannot be clearly distinguished without making numerous assumptions primarily with respect to marked-to-market accounting for commodity derivatives.

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

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36	$35	$71	$67
Operating cash flows from finance leases	1	1	2	1
Financing cash flows from finance leases	2	—	3	—

Operating ROU assets obtained in exchange for new operating lease liabilities	$5	$12	$43	$42
Finance ROU assets obtained in exchange for new finance lease liabilities	19	16	27	17

Leases

Seaboard’s operating lease assets and liabilities are reported separately in the condensed consolidated balance sheets. The classification of Seaboard’s finance leases in the condensed consolidated balance sheets was as follows:

		June 27,	December 31,
(Millions of dollars)		2020	2019
Finance lease ROU assets, net	Property, plant and equipment, net	$74	$50
Finance lease liabilities	Other current liabilities	7	5
Non-current finance lease liabilities	Other liabilities	62	40

Goodwill and Other Intangible Assets

The decrease in the carrying amount of goodwill was due to a $(1) million acquisition related adjustment in the Commodity Trading and Milling (“CT&M”) segment. See Note 10 for further information on this acquisition-related adjustment. As of June 27, 2020, intangible assets, included in other non-current assets, were $55 million, net of accumulated amortization of $12 million. Amortization expense was $2 million and $4 million and foreign currency exchange adjustments were $0 million and ($1) million for the three and six month periods ended June 27, 2020, respectively.

Accounting Standard Adopted During 2020

On January 1, 2020, Seaboard adopted guidance which requires the use of a new current expected credit loss model in order to determine the allowance for credit losses with respect to accounts receivable and notes receivable, among other financial instruments. This model estimates the lifetime of expected credit loss based on historical experience, current conditions and reasonable supportable forecasts and replaces the existing incurred loss model. As a result of this adoption, Seaboard recorded a cumulative-effect adjustment of $3 million on January 1, 2020 that decreased retained earnings and increased the allowance for credit losses. The allowance for credit loss was $30 million and $28 million at June 27, 2020 and December 31, 2019, respectively. The activity within the allowance for credit losses on receivables was immaterial for the three and six months ended June 27, 2020.

Seaboard used the loss-rate method in developing its allowance for credit losses, which involved identifying pools of assets with similar risk characteristics, reviewing historical losses within the last five years and consideration for any reasonable supportable forecasts of economic indicators. Seaboard endeavors to minimize credit risk due to credit granting policies, relationships established with its customers and relatively short billing and collection cycles. Management monitors the credit quality of its different receivable types by frequent customer discussions, following economic and industry trends and specific customer data. Changes in estimates, developing trends and other new information can have a material effect on future evaluations.

Recently Issued Accounting Standard Not Yet Adopted

In December 2019, the Financial Accounting Standards Board issued guidance which simplifies the accounting for income taxes by removing certain exceptions to the general principles and improves consistent application of GAAP for other areas by clarifying and amending existing guidance. This guidance is effective for Seaboard on January 1, 2021. Seaboard is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its financial statements and disclosures.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	June 27,	December 31,
(Millions of dollars)	2020	2019
Domestic equity securities	$546	$706
Domestic debt securities	389	409
Foreign equity securities	100	189
Foreign debt securities	54	43
High yield securities	46	56
Money market funds held in trading accounts	24	12
Collateralized loan obligations	14	15
Other trading securities	5	4
Total trading short-term investments	$1,178	$1,434

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $113 million and $(97) million for the three and six months ended June 27, 2020, respectively, and $38 million and $126 million for the three and six months ended June 29, 2019, respectively.

Seaboard had no equity securities denominated in foreign currencies as of June 27, 2020. As of December 31, 2019, Seaboard had $62 million of equity securities denominated in foreign currencies, with $32 million in euros, $12 million in Japanese yen, $8 million in British pounds and the remaining $10 million in various other currencies. Seaboard had $15 million and $13 million of debt securities denominated in euros as of June 27, 2020 and December 31, 2019, respectively.

Note 3 – Inventories

The following is a summary of inventories:

	June 27,	December 31,
(Millions of dollars)	2020	2019
At lower of last-in, first-out ("LIFO") cost or market:
Hogs and materials	$402	$387
Fresh pork and materials	37	46
LIFO adjustment	(61)	(64)
Total inventories at lower of LIFO cost or market	378	369
At lower of first-in, first-out ("FIFO") cost and net realizable value ("NRV"):
Grains, oilseeds and other commodities	325	353
Sugar produced and in process	36	17
Other	102	109
Total inventories at lower of FIFO cost and NRV	463	479
Grain, flour and feed at lower of weighted average cost and NRV	148	174
Total inventories	$989	$1,022

Note 4 – Debt and Commitments and Contingencies

The outstanding balances under uncommitted and committed lines of credit were $220 million and $0 million, respectively, as of June 27, 2020. Of the outstanding balance, $126 million was denominated in foreign currencies with $93 million denominated in the South African rand, $23 million denominated in the Canadian dollar, $8 million denominated in the Argentine peso and $2 million denominated in the euro. The outstanding balances under uncommitted and committed lines of credit were $246 million and $0 million, respectively, as of December 31, 2019. The weighted average interest rates for outstanding lines of credit were 4.32% and 5.79% as of June 27, 2020 and December 31, 2019, respectively.

During the second quarter of 2020, Seaboard entered into two committed revolving credit agreements, which provide for an unsecured $250 million line of credit with a $100 million accordion option maturing May 20, 2021, and a $75 million line of credit secured by certain short-term investments maturing September 25, 2020. Draws bear interest based on LIBOR plus a spread. Seaboard incurs unused commitment fees of 0.20% to 0.75% per annum.

Long-term debt includes borrowings under term loans and other contractual obligations for payment, including notes payable. The following is a summary of long-term debt:

	June 27,	December 31,
(Millions of dollars)	2020	2019
Term Loan due 2028	$690	$691
Foreign subsidiary obligations	80	102
Total long-term debt at face value	770	793
Current maturities of long-term debt and unamortized discount and costs	(83)	(63)
Long-term debt, less current maturities and unamortized discount and costs	$687	$730

The interest rate on the Term Loan due 2028 was 1.80% and 3.42% as of June 27, 2020 and December 31, 2019, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 3.28% and 3.50% as of June 27, 2020 and December 31, 2019, respectively.

Seaboard was in compliance with all restrictive debt covenants as of June 27, 2020.

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

Guarantees

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of June 27, 2020, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote.

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

The net periodic benefit cost for all of these plans was as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$2	$2	$5	$4
Interest cost	3	3	6	6
Expected return on plan assets	(3)	(3)	(6)	(5)
Amortization and other	3	3	6	4
Net periodic benefit cost	$5	$5	$11	$9

Note 6 – Derivatives and Fair Value of Financial Instruments

The following tables shows assets and liabilities measured at fair value on a recurring basis as of June 27, 2020 and December 31, 2019, and also the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	June 27,
(Millions of dollars)	2020	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$546	$546	$—	$—
Domestic debt securities	389	121	268	—
Foreign equity securities	100	100	—	—
Foreign debt securities	54	—	54	—
High yield securities	46	7	39	—
Money market funds held in trading accounts	24	24	—	—
Collateralized loan obligations	14	—	14	—
Other trading securities	5	4	1	—
Trading securities – other current assets:
Domestic equity securities	40	40	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	2	2	—	—
Fixed income securities	2	2	—	—
Long-term investments	29	—	—	29
Derivatives:
Commodities	9	9	—	—
Total Assets	$1,266	$861	$376	$29
Liabilities:
Contingent consideration	$15	$—	$—	$15
Derivatives:
Commodities	2	2	—	—
Interest rate swaps	1	—	1	—
Foreign currencies	2	—	2	—
Total Liabilities	$20	$2	$3	$15

	Balance
	December 31,
(Millions of dollars)	2019	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$706	$706	$—	$—
Domestic debt securities	409	117	292	—
Foreign equity securities	189	189	—	—
High yield securities	56	10	46	—
Foreign debt securities	43	—	43	—
Collateralized loan obligations	15	—	15	—
Money market funds held in trading accounts	12	12	—	—
Other trading securities	4	4	—	—
Trading securities – other current assets:
Domestic equity securities	40	40	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	3	3	—	—
Fixed income securities	2	2	—	—
Derivatives:
Commodities	6	6	—	—
Total Assets	$1,491	$1,095	$396	$—
Liabilities:
Contingent consideration	$13	$—	$—	$13
Derivatives:
Commodities	4	4	—	—
Foreign currencies	3	—	3	—
Total Liabilities	$20	$4	$3	$13

Financial instruments consisting of cash and cash equivalents, net receivables, lines of credit and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The fair value of short-term investments is measured using multiple levels. Domestic debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and ETFs. Domestic debt securities categorized as level 2 include corporate bonds, mortgage-backed securities, asset-backed securities and U.S. Treasuries. Foreign debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and ETFs with a country of origin concentration outside the U.S. Foreign debt securities categorized as level 2 include foreign government or government related securities and asset-backed securities with a country of origin concentration outside the U.S. High yield securities categorized as level 1 in the fair value hierarchy include high yield securities held in mutual funds and ETFs and level 2 includes corporate bonds and bank loans.

During the first quarter of 2020, Seaboard invested $30 million in a financial services company that primarily lends to and invests in debt securities of privately held companies. This long-term investment is classified in “Other non-current assets” on the condensed consolidated balance sheet and is valued at net asset value (“NAV”), adjusted for specific liquidity factors, resulting in level 3 classification.

The fair value of Seaboard’s contingent consideration related to a 2018 acquisition was classified as a level 3 in the fair value hierarchy since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled with adjustments included in net earnings (loss). The increase in the liability during 2020 was related to lower interest rates at the measurement date.

While management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. As the derivatives discussed below are not accounted for as hedges, fluctuations in the related commodity prices, foreign currency exchange rates, interest rates and equity prices could have a material impact on earnings in any given period. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2019.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. As of June 27, 2020, Seaboard had open net derivative contracts to purchase 35 million pounds of sugar and open net derivative contracts to sell 29 million pounds of soybean oil. As of December 31, 2019, Seaboard had open net derivative contracts to purchase 17 million bushels of grain and open net derivative contracts to sell 132 million pounds of soybean oil and 12 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. As of June 27, 2020 and December 31, 2019, Seaboard had foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $50 million and $78 million, respectively, primarily related to the South African rand and the euro. From time to time, Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements should the counterparties fail to perform according to the terms of the contracts. As of June 27, 2020, Seaboard had a maximum aggregate amount of loss due to credit risk of less than $1 million with two counterparties related to foreign currency exchange agreements. Seaboard does not hold any collateral related to these agreements.

Interest Rate Swap Agreements

Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable rate long-term debt. During the second quarter of 2020, Seaboard entered into two interest rate exchange agreements with an aggregate notional value totaling $100 million that mature in May 2025. Seaboard pays fixed-rate interest payments in the range of 0.30% to 0.35% over the life of the agreements and receives variable-rate interest payments based on the one-month LIBOR from the counterparty without the exchange of the underlying notional amounts. Interest rate exchange agreements are recorded at fair value with changes in value marked-to-market as a component of interest expense, net in the condensed consolidated statements of comprehensive income. Subsequently in the third quarter of 2020, Seaboard entered into an interest rate exchange agreement with a notional value of $300 million that matures in July 2025 with a fixed interest rate of 0.24%.

Equity Futures Contracts

Seaboard enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Equity futures contracts are recorded at fair value with changes in value marked-to-market as a component of other investment income (loss), net in the condensed consolidated statements of comprehensive income. The notional amounts of these equity futures contracts were $131 million and $0 million as of June 27, 2020 and December 31, 2019, respectively.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Six Months Ended
		June 27,	June 29,	June 27,	June 29,
(Millions of dollars)		2020	2019	2020	2019
Commodities	Cost of sales	$(4)	$1	$17	$(31)
Foreign currencies	Cost of sales	1	1	13	4
Foreign currencies	Foreign currency gains (losses), net	—	—	1	—
Equity	Other investment income (loss), net	(5)	—	23	(3)
Interest rate swaps	Interest expense	(1)	—	(1)	—

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		June 27,	December 31,		June 27,	December 31,
(Millions of dollars)		2020	2019		2020	2019
Commodities	Other current assets	$9	$6	Other current liabilities	$2	$4
Foreign currencies	Other current assets	—	—	Other current liabilities	2	3
Interest rate swaps	Other current assets	—	—	Other current liabilities	1	—
Equity	Short-term investments	1	—	Short-term investments	—	—

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of June 27, 2020 and December 31, 2019, the commodity derivatives had a margin account balance of $17 million and $13 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $24 million and $15 million, respectively. Seaboard’s equity derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 7 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

In October 2019, the Board of Directors extended through October 31, 2020 Seaboard’s share repurchase program. Under this share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion. As of June 27, 2020, $65 million remained available for repurchase under this program. Seaboard repurchased 0 shares and 4,069 shares of common stock during the three and six months ended June 27, 2020, respectively.

The changes in the components of other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Foreign currency translation adjustment	$(19)	$(9)	$(16)	$(11)
Unrecognized pension cost (a)	—	3	2	6
Other comprehensive loss, net of tax	$(19)	$(6)	$(14)	$(5)

(a) Primarily represents amounts reclassified from accumulated other comprehensive loss to net periodic pension cost representing the amortization of actuarial losses (gains) and other adjustments.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	June 27,	December 31,
(Millions of dollars)	2020	2019
Cumulative foreign currency translation adjustment	$(385)	$(369)
Cumulative unrecognized pension cost	(69)	(71)
Total accumulated other comprehensive loss	$(454)	$(440)

Note 8 – Revenue Recognition

Seaboard has multiple segments with diverse revenue streams. The following tables present Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended June 27, 2020
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$409	$1,119	$—	$18	$—	$3	$1,549
Transportation	2	—	192	—	—	—	194
Energy	40	—	—	—	13	—	53
Other	8	4	—	—	—	—	12
Segment/Consolidated Totals	$459	$1,123	$192	$18	$13	$3	$1,808

	Three Months Ended June 29, 2019
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$427	$999	$—	$29	$—	$5	$1,460
Transportation	3	—	259	—	—	1	263
Energy	53	—	—	1	33	—	87
Other	9	3	—	—	—	—	12
Segment/Consolidated Totals	$492	$1,002	$259	$30	$33	$6	$1,822

	Six Months Ended June 27, 2020
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$814	$2,029	$—	$39	$—	$9	$2,891
Transportation	4	—	461	—	—	—	465
Energy	80	—	—	1	30	—	111
Other	16	8	—	—	—	—	24
Segment/Consolidated Totals	$914	$2,037	$461	$40	$30	$9	$3,491

	Six Months Ended June 29, 2019
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$784	$1,825	$—	$54	$—	$8	$2,671
Transportation	7	—	513	—	—	1	521
Energy	87	—	—	1	62	—	150
Other	17	6	—	—	—	—	23
Segment/Consolidated Totals	$895	$1,831	$513	$55	$62	$9	$3,365

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

Note 9 – Income Taxes

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income (loss) projections, including changes due to the ongoing impacts of the coronavirus disease 2019 (“COVID-19”) pandemic, could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

Note 10 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective products or services, see Note 15 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2019. Below are segment updates from year-end.

During the first quarter of 2020, the CT&M segment finalized the purchase price allocation related to the October 2019 acquisition of ContiLatin del Peru S.A. resulting in the recording of $1 million of intangible assets and no goodwill.

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of June 27, 2020 and December 31, 2019, Butterball had total assets of $1.1 billion and $1.0 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$327	$343	$645	$646
Operating loss	$(24)	$(8)	$(31)	$(27)
Net loss	$(27)	$(16)	$(40)	$(37)

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

Sales to External Customers:	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Pork	$459	$492	$914	$895
CT&M	1,123	1,002	2,037	1,831
Marine	192	259	461	513
Sugar and Alcohol	18	30	40	55
Power	13	33	30	62
All Other	3	6	9	9
Segment/Consolidated Totals	$1,808	$1,822	$3,491	$3,365

Operating Income (Loss):	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Pork	$11	$25	$43	$(9)
CT&M	24	29	54	36
Marine	(11)	4	(17)	4
Sugar and Alcohol	(2)	(4)	(3)	(8)
Power	(1)	8	1	12
All Other	—	—	1	1
Segment Totals	21	62	79	36
Corporate	(10)	(9)	(5)	(17)
Consolidated Totals	$11	$53	$74	$19

Income (Loss) from Affiliates:	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Pork	$(4)	$(6)	$(3)	$(14)
CT&M	—	(5)	1	(5)
Marine	1	—	2	1
Sugar and Alcohol	—	1	—	1
Power	—	2	—	2
Turkey	(14)	(8)	(21)	(19)
Segment/Consolidated Totals	$(17)	$(16)	$(21)	$(34)

Total Assets:	June 27,	December 31,
(Millions of dollars)	2020	2019
Pork	$1,759	$1,802
CT&M	1,570	1,621
Marine	504	554
Sugar and Alcohol	141	139
Power	282	283
Turkey	253	275
All Other	7	10
Segment Totals	4,516	4,684
Corporate	1,357	1,601
Consolidated Totals	$5,873	$6,285

Investments in and Advances to Affiliates:	June 27,	December 31,
(Millions of dollars)	2020	2019
Pork	$181	$183
CT&M	231	237
Marine	32	32
Sugar and Alcohol	6	5
Power	3	3
Turkey	253	275
Segment/Consolidated Totals	$706	$735

Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments of general corporate management oversight costs. Corporate assets include cash and short-term investments, other current assets related to deferred compensation plans, long-term investments and other miscellaneous items. Corporate operating results represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation plans, which are offset by the effect of the marked-to-market adjustments on these investments recorded in other investment income (loss), net.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

As of June 27, 2020, Seaboard had cash and short-term investments of $1.3 billion and additional total net working capital of $635 million. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations. The extent to which the COVID-19 pandemic impacts the financial condition of Seaboard is still uncertain.

Cash and short-term investments as of June 27, 2020 decreased $302 million to $1.3 billion from December 31, 2019. The decrease was primarily the result of the sale of short-term investments for working capital purposes. Cash from operating activities decreased $39 million for the six months ended June 27, 2020 compared to the same period in 2019, primarily due to timing of payments on liabilities, partially offset by higher adjusted earnings for unrealized losses on short-term investments, lower inventory purchases and more cash collected on receivables.

As of June 27, 2020, $64 million of the $1.3 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Capital Expenditures and Other Investing Activities

During the six months ended June 27, 2020, Seaboard invested $108 million in property, plant and equipment, of which $75 million was in the Pork segment, $19 million in the Power segment and the remaining amount in other segments. The Pork segment expenditures were primarily for completing the expansion of the Guymon pork processing plant and the modifications to the idle ethanol plant in Hugoton, Kansas. The Power segment expenditures were for its power generating barge under construction with completion expected in 2021. All other capital expenditures were primarily of a normal recurring nature such as replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2020, management has budgeted capital expenditures totaling $174 million. The Pork segment budgeted $128 million primarily for modifications to convert the Hugoton, Kansas plant to a renewable diesel production facility, with operations expected to begin in 2022. The CT&M segment budgeted $14 million primarily for milling assets and other improvements to existing facilities and related equipment. The Marine segment budgeted $19 million primarily for additional cargo carrying and handling equipment. The Power segment budgeted $8 million primarily for capital expenditures associated with the new power barge and construction costs for operating the existing barge together with the new barge at the current site. The remaining amount is planned to be spent in all other businesses. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

From time to time, Seaboard may fund capital calls and issue borrowings for its equity method investments based on the specific facts and circumstances. During the second quarter of 2020, no contributions or loans were provided. During the first quarter of 2020, Seaboard contributed $5 million to Seaboard Triumph Foods, LLC (“STF”) for working capital needs. Seaboard has a 50% noncontrolling interest in STF, which operates a pork processing plant located in Iowa.

Financing Activities and Debt

As of June 27, 2020, Seaboard had short-term uncommitted lines of credit totaling $596 million and committed lines of credit totaling $425 million. During the second quarter, Seaboard entered into two credit agreements for $325 million of additional committed lines of credit for working capital and general corporate purposes. There was $220 million and $0 million borrowed under the uncommitted and committed lines of credit, respectively, as of June 27, 2020. Seaboard’s borrowing capacity under its uncommitted lines of credit was further reduced by letters of credit totaling $3  million. As of June 27, 2020, Seaboard had an unsecured term loan, which matures in 2028, with a balance of $690 million and $80 million of foreign subsidiary debt, denominated primarily in U.S. dollars and euros.

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

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2020 decreased $14 million and increased $126 million, respectively, compared to the same periods in 2019. The decrease for the three month period was primarily the result of lower cargo volumes in the Marine segment, lower prices and volumes of pork products sold and biodiesel in the Pork segment, lower spot market rates and production in the Power segment and lower volumes and prices of alcohol sold in the Sugar and Alcohol segment, partially offset by higher volumes of certain commodities in the CT&M segment. The increase for the six month period was primarily the result of higher volumes for certain commodities in the CT&M segment, partially offset by lower cargo volumes in the Marine segment and lower spot market rates and production in the Power segment.

Operating income decreased $42 million and increased $55 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three month period primarily reflected lower margins on pork products sold in the Pork segment and lower operating income due to decreased revenues in the Marine segment. The increase for the six month period primarily reflected higher margins on pork products sold, lower derivative contract losses and the federal blender’s credits recognized in the Pork segment and higher margins on third-party sales in the CT&M segment, partially offset by lower operating income due to decreased revenues and lower voyage and other costs in the Marine segment.

During the quarter, all segments continued to be impacted by the COVID-19 pandemic, though some more than others. All of Seaboard’s operations were considered “essential businesses” as defined by the respective governments and have been able to continue to operate. Seaboard’s food product businesses saw changes in the mix of products primarily from a shift from food service to retail customer demand. The food service businesses began to see a recovery in sales and operations towards the latter part of the quarter. Seaboard’s transportation business was most impacted with cargo volumes dropping significantly and customers taking a longer period of time to resume operations at normal capacity. The energy business saw declines due to low fuel prices. There still remains uncertainty about the expected length and impact that the COVID-19 pandemic will have on Seaboard’s operations and the global economy. Seaboard is taking a variety of measures to ensure the availability and functioning of its essential operations and to promote the safety and security of all of its employees.

Pork Segment

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$459	$492	$914	$895
Operating income (loss)	$11	$25	$43	$(9)
Loss from affiliates	$(4)	$(6)	$(3)	$(14)

Net sales for the Pork segment decreased $33 million and increased $19 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three month period was primarily the result of lower prices and volumes of pork products sold and lower prices and volume of biodiesel, partially offset by the recognition of $19 million in federal blender’s credits for biodiesel production in the second quarter of 2020 and higher sales of market hogs. For the six month period, the increase was primarily the result of higher volumes and prices for market hogs, the recognition of $33 million in federal blender’s credits for biodiesel production in the first half of 2020 and higher volumes of pork products sold, partially offset by lower prices and volumes of biodiesel. In December 2019, the President of the U.S. signed into law the Further Consolidated Appropriations Act that extended the federal blender’s credits through 2022. There were no federal blenders’ credits recognized in the first half of 2019.

Operating income for the Pork segment decreased $14 million and increased $52 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three month period was primarily due to lower pork product sales and higher plant processing costs primarily due to labor, partially offset by no derivative contract losses in the second quarter of 2020 that were incurred in the second quarter of 2019 and lower costs for third-party hogs. The increase for the six month period was primarily due to no derivative contract losses and revenue recognized associated with the federal blender’s credits for the first six months of 2020, partially offset by lower biodiesel margins. Management is unable to predict future market prices for pork products, the cost of feed or third-party hogs, the prices of biodiesel or the ongoing impacts of the COVID-19 pandemic; however, management anticipates this segment will be profitable for the remainder of 2020.

Loss from affiliates decreased $2 million and $11 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease was primarily the result of STF processing more hogs and utilizing more capacity. STF’s operations began in September 2017 with the second shift commencing in October 2018.

CT&M Segment

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$1,123	$1,002	$2,037	$1,831
Operating income as reported	$24	$29	$54	$36
Marked-to-market adjustments	3	(7)	(2)	(4)
Operating income excluding marked-to-market adjustments	$27	$22	$52	$32
Loss from affiliates	$—	$(5)	$1	$(5)

Net sales for the CT&M segment increased $121 million and $206 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The increase primarily reflected higher volumes of certain commodities for third-party customers, including sales for a business acquired in October 2019, and higher prices for certain commodities, partially offset by lower affiliate volumes.

Operating income for this segment decreased $5 million and increased $18 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three month period primarily reflected derivative contract losses in the second quarter of 2020, partially offset by higher margins on third-party sales. The increase for the six month period primarily reflected higher margins on third-party sales, including from the business acquired in October 2019. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, the volatility in the commodity markets and the ongoing impacts of the COVID- 19 pandemic, management is unable to predict future sales and operating results; however, management anticipates this segment will be profitable for the remainder of 2020.

Had Seaboard not applied marked-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $3 million and lower by $2 million for the three and six month periods of 2020, respectively. Operating income for this segment would have been lower by $7 million and $4 million for the three and six month periods of 2019, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing marked-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these marked-to-market adjustments could reverse in 2020. Management believes eliminating these marked-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$192	$259	$461	$513
Operating income (loss)	$(11)	$4	$(17)	$4
Income from affiliates	$1	$—	$2	$1

Net sales for the Marine segment decreased $67 million and $52 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three and six month periods of 2020 was primarily the result of lower cargo volumes due to less demand with many of Marine’s customers temporarily shut down due to government orders associated with COVID-19, partially offset by slightly higher freight rates due to a change in cargo mix with more refrigerated cargo volumes that generally have a higher freight rate.

Operating income decreased $15 million and $21 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three and six month periods was primarily the result of lower revenues, partially offset by lower fuel costs due to the decrease in price and consumption, and lower terminal and intermodal trucking costs as a result of the overall decrease in cargo volumes. Management cannot predict changes in fuel costs, future cargo volumes and cargo rates or the ongoing impacts of the COVID-19 pandemic. Based on market conditions, management anticipates this segment will not be profitable for the remainder of 2020.

Sugar and Alcohol Segment

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$18	$30	$40	$55
Operating loss	$(2)	$(4)	$(3)	$(8)
Income from affiliates	$—	$1	$—	$1

Net sales for the Sugar and Alcohol segment decreased $12 million and $15 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three and six month periods primarily reflected lower volumes and prices of alcohol sold, partially offset by higher prices of sugar sold on lower volumes. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar.

Operating loss for the Sugar and Alcohol segment decreased $2 million and $5 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three and six month periods primarily reflected lower selling, general and administrative expenses and higher margins on sugar sales. Management cannot predict local sugar and alcohol prices, the volatility in the currency exchange rate or the ongoing impacts of the COVID-19 pandemic. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2020.

Power Segment

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$13	$33	$30	$62
Operating income (loss)	$(1)	$8	$1	$12
Income from affiliates	$—	$2	$—	$2

Net sales for the Power segment decreased $20 million and $32 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three and six month periods primarily reflected lower spot market rates primarily due to lower fuel prices and lower production due to less demand.

Operating income for the Power segment decreased $9 million and $11 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three and six month periods was due to lower revenues, partially offset by lower fuel costs and consumption. Management cannot predict future fuel costs, the extent that spot market rates will fluctuate compared to fuel costs or other power producers or the ongoing impacts of the COVID-19 pandemic. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2020.

Turkey Segment

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(Millions of dollars)	2020	2019	2020	2019
Loss from affiliates	$(14)	$(8)	$(21)	$(19)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball. The increase in loss from affiliates for the three month period of 2020 compared to the same period in 2019 was primarily the result of lower volumes of turkey products sold related to a decline in food service demand and higher production costs primarily related to labor. The increase in loss for the six month period of 2020 compared to the same period in 2019 was primarily due to lower volumes of turkey products sold and higher production costs, partially offset by overall higher prices on a stronger sales mix with more value-added turkey products sold. Management is unable to predict future market prices for turkey products, the cost of feed or the ongoing impacts of the COVID-19 pandemic. Based on market conditions, management anticipates this segment will not be profitable for the remainder of 2020.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $3 million and $15 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three month period was primarily due to lower personnel costs. The decrease for the six month period was primarily due to lower deferred compensation program costs due to capital market volatility. The deferred compensation program costs are offset by the effect of the marked-to-market on investments recorded in other investment income (loss).

Interest Expense

Interest expense decreased $6 million and $7 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019. The decrease was primarily due to lower interest rates on outstanding debt and more capitalized interest related to ongoing capital expenditure investments.

Other Investment Income (Loss), Net

Other investment income, net increased $91 million for the three month period of 2020 compared to the same period in 2019 primarily due to unrealized gains on short-term investments due to capital market volatility, partially offset by $26 million of realized losses from the sale of certain short-term investments. Other investment income, net decreased $247 million for the six month period of 2020 compared to the same period in 2019 primarily due to unrealized losses on short-term investments, partially offset by $37 million of realized gains.

Foreign Currency Gains (Losses), Net

Other foreign currency losses, net increased $4 million and $18 million for the three and six month periods of 2020, respectively, compared to the same periods in 2019 primarily due to fluctuations in the Zambian kwacha, South African rand and euro among fluctuations of other currency exchange rates in several foreign countries.

Income Tax Expense

The effective tax rate for the three month period of 2020 increased compared to the three month period of 2019 primarily due to a change in forecasted annual results from a loss at the first quarter of 2020 to earnings at the second quarter of 2020. The effective tax rate for the six month period of 2020 decreased compared to the six month period of 2019 primarily due to additional tax credits, tax exempt income from the federal blender’s credits and lower forecasted earnings compared to prior year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. Seaboard entered into interest rate swap agreements during the second quarter of 2020, but the nature of Seaboard’s market risk exposure has not changed materially since December 31, 2019. See Note 6 to the condensed consolidated financial statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officer, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 27, 2020. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officer concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended June 27, 2020 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

(a)(3) Deterioration of Economic Conditions Could Negatively Impact Seaboard’s Business. Seaboard’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs, impacts caused by pandemics and other public health emergencies, including the COVID-19 pandemic, and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for and production of Seaboard’s meat products, grains, shipping services and other products, or the cost and availability of needed raw materials and packaging materials, thereby negatively affecting Seaboard’s financial results. For example, Seaboard is monitoring the impact of the COVID-19 pandemic, which has already caused a significant disruption to global financial markets and supply chains. The significance of the operational and financial impact to Seaboard will depend on how long and widespread this disruption proves to be. The extent to which the COVID-19 pandemic impacts Seaboard’s results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions that are being taken to contain and treat it. If economic or market conditions in key global markets deteriorate, Seaboard may experience material adverse effects on its business, financial condition and results of operations. The current national and global economic conditions, could, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of Seaboard’s common stock made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Securities and Exchange Commission) during the fiscal quarter ended June 27, 2020. See Note 7 to the condensed consolidated financial statements for further discussion of Seaboard’s share repurchase program.

Item 6.	Exhibits

Exhibit No.	Description

10.1	364-Day Revolving Credit Agreement dated May 21, 2020. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 28, 2020.

31.1	Certification of the Chief Executive and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Forward-looking Statements

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of marked-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates, (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) the impact of pandemics or other public health emergencies, such as the COVID-19 pandemic or (xiii) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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
Robert L. Steer
President, Chief Executive Officer
and Chief Financial Officer

(principal executive officer and principal financial officer)

Date: July 28, 2020

by:	/s/ Michael D. Trollinger
Michael D. Trollinger
Vice President, Corporate Controller
and Chief Accounting Officer

(principal accounting officer)

Date: July 28, 2020