Form 10-Q
period 2020-09-26
SEABOARD CORP /DE/
filed 2020-10-27
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on October 20, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars except share and per share amounts)	2020	2019	2020	2019
Net sales:
Products (affiliate sales of $226, $339, $817 and $1,017)	$1,362	$1,359	$4,333	$4,117
Services (affiliate sales of $4, $5, $16 and $13)	257	270	746	814
Other	26	34	57	97
Total net sales	1,645	1,663	5,136	5,028
Cost of sales and operating expenses:
Products	1,294	1,329	4,090	3,981
Services	215	239	656	717
Other	18	21	46	70
Total cost of sales and operating expenses	1,527	1,589	4,792	4,768
Gross income	118	74	344	260
Selling, general and administrative expenses	89	80	241	247
Operating income (loss)	29	(6)	103	13
Other income (expense):
Interest expense	(6)	(9)	(17)	(27)
Interest income	6	10	17	25
Loss from affiliates	(6)	(15)	(27)	(49)
Other investment income (loss), net	56	2	(41)	152
Foreign currency gains (losses), net	(5)	1	(21)	3
Miscellaneous, net	1	(1)	3	(1)
Total other income (expense), net	46	(12)	(86)	103
Earnings (loss) before income taxes	75	(18)	17	116
Income tax benefit (expense)	72	11	1	(8)
Net earnings (loss)	$147	$(7)	$18	$108
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Seaboard	$147	$(7)	$18	$108

Earnings (loss) per common share	$126.17	$(6.00)	$15.14	$92.97
Average number of shares outstanding	1,160,779	1,165,081	1,161,792	1,166,073

Other comprehensive income (loss), net of income tax expense of $2, $0, $3 and $0:
Foreign currency translation adjustment	5	2	(11)	(9)
Unrecognized pension cost	5	1	7	7
Other comprehensive income (loss), net of tax	$10	$3	$(4)	$(2)
Comprehensive income (loss)	157	(4)	14	106
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Seaboard	$157	$(4)	$14	$106

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 26,	December 31,
(Millions of dollars except share and per share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$92	$125
Short-term investments	1,245	1,434
Receivables, net	525	646
Inventories	1,062	1,022
Other current assets	91	123
Total current assets	3,015	3,350
Property, plant and equipment, net	1,514	1,431
Operating lease right of use assets, net	404	446
Investments in and advances to affiliates	698	735
Goodwill	164	164
Other non-current assets	181	159
Total assets	$5,976	$6,285
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$271	$246
Current maturities of long-term debt	56	62
Accounts payable	210	368
Deferred revenue	58	80
Operating lease liabilities	111	104
Other current liabilities	304	329
Total current liabilities	1,010	1,189
Long-term debt, less current maturities	683	730
Deferred income taxes	24	76
Long-term income tax liability	62	62
Long-term operating lease liabilities	331	379
Other liabilities	321	295
Total non-current liabilities	1,421	1,542
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2020 and 1,164,848 shares in 2019	1	1
Accumulated other comprehensive loss	(444)	(440)
Retained earnings	3,978	3,983
Total Seaboard stockholders’ equity	3,535	3,544
Noncontrolling interests	10	10
Total equity	3,545	3,554
Total liabilities and stockholders’ equity	$5,976	$6,285

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 26,	September 28,
(Millions of dollars)	2020	2019
Cash flows from operating activities:
Net earnings	$18	$108
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	109	103
Deferred income taxes	(56)	(9)
Loss from affiliates	27	49
Dividends received from affiliates	11	7
Other investment loss (income), net	41	(152)
Other, net	27	7
Changes in assets and liabilities:
Receivables, net of allowance	112	15
Inventories	(50)	(96)
Other assets	3	26
Accounts payable	(146)	(20)
Other liabilities, exclusive of debt	(62)	32
Net cash from operating activities	34	70
Cash flows from investing activities:
Purchase of short-term investments	(432)	(863)
Proceeds from the sale of short-term investments	600	762
Proceeds from the maturity of short-term investments	26	174
Capital expenditures	(160)	(261)
Proceeds from the sale of non-consolidated affiliate	—	24
Investments in and advances to affiliates, net	(8)	(11)
Purchase of long-term investments	(41)	(14)
Other, net	2	(6)
Net cash from investing activities	(13)	(195)
Cash flows from financing activities:
Lines of credit, net	30	63
Proceeds from long-term debt	7	36
Principal payments of long-term debt	(63)	(20)
Repurchase of common stock	(13)	(17)
Dividends paid	(7)	(7)
Other, net	(7)	(3)
Net cash from financing activities	(53)	52
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents	(33)	(73)
Cash and cash equivalents at beginning of year	125	194
Cash and cash equivalents at end of period	$92	$121

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2018	$1	$(410)	$3,727	$11	$3,329
Reduction to noncontrolling interests	—	—	—	(1)	(1)
Comprehensive income:
Net earnings	—	—	57	—	57
Other comprehensive income, net of tax	—	1	—	—	1
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 30, 2019	$1	$(409)	$3,768	$10	$3,370
Comprehensive income:
Net earnings	—	—	58	—	58
Other comprehensive loss, net of tax	—	(6)	—	—	(6)
Repurchase of common stock	—	—	(1)	—	(1)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 29, 2019	$1	$(415)	$3,823	$10	$3,419
Comprehensive loss:
Net loss	—	—	(7)	—	(7)
Other comprehensive income, net of tax	—	3	—	—	3
Repurchase of common stock	—	—	(3)	—	(3)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, September 28, 2019	$1	$(412)	$3,811	$10	$3,410

Balances, December 31, 2019	$1	$(440)	$3,983	$10	$3,554
Adoption of accounting guidance (see Note 1)	—	—	(3)	—	(3)
Comprehensive loss:
Net loss	—	—	(103)	—	(103)
Other comprehensive income, net of tax	—	5	—	—	5
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 28, 2020	$1	$(435)	$3,861	$10	$3,437
Comprehensive loss:
Net loss	—	—	(26)	—	(26)
Other comprehensive loss, net of tax	—	(19)	—	—	(19)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 27, 2020	$1	$(454)	$3,833	$10	$3,390
Comprehensive income:
Net income	—	—	147	—	147
Other comprehensive income, net of tax	—	10	—	—	10
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, September 26, 2020	$1	$(444)	$3,978	$10	$3,545

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include those related to allowance for credit losses on receivables, valuation of inventories, impairment of long-lived assets, intangibles and goodwill, write-down related to investments in and advances to affiliates and notes receivable from affiliates, income taxes, lease liabilities and right of use (“ROU”) assets and accrued pension liability. Actual results could differ from those estimates.

Supplemental Cash Flow Information

The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of ROU assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Nine months ended
	September 26,	September 28,
(Millions of dollars)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107	$101
Operating cash flows from finance leases	3	1
Financing cash flows from finance leases	5	1

Operating ROU assets obtained in exchange for new operating lease liabilities	$46	$62
Finance ROU assets obtained in exchange for new finance lease liabilities	46	31

Leases

Seaboard’s operating lease assets and liabilities are reported separately in the condensed consolidated balance sheets. The classification of Seaboard’s finance leases in the condensed consolidated balance sheets was as follows:

		September 26,	December 31,
(Millions of dollars)		2020	2019
Finance lease ROU assets, net	Property, plant and equipment, net	$90	$50
Finance lease liabilities	Other current liabilities	10	5
Non-current finance lease liabilities	Other liabilities	77	40

Accounting Standard Adopted During 2020

On January 1, 2020, Seaboard adopted guidance which requires the use of a new current expected credit loss model in order to determine the allowance for credit losses with respect to accounts receivable and notes receivable, among other financial instruments. This model estimates the lifetime of expected credit loss based on historical experience, current conditions and reasonable supportable forecasts and replaces the existing incurred loss model. As a result of this adoption, Seaboard recorded a cumulative-effect adjustment of $3 million on January 1, 2020 that decreased retained earnings and increased the allowance for credit losses. The allowance for credit loss was $29 million and $28 million at September 26, 2020 and December 31, 2019, respectively. The activity within the allowance for credit losses on receivables was immaterial for the three and nine months ended September 26, 2020.

Seaboard used the loss-rate method in developing its allowance for credit losses, which involved identifying pools of assets with similar risk characteristics, reviewing historical losses within the last five years and consideration for any reasonable supportable forecasts of economic indicators. Seaboard endeavors to minimize credit risk by its credit granting policies, relationships established with customers and relatively short billing and collection cycles. Management monitors the credit quality of its different receivable types by frequent customer discussions, following economic and industry trends and specific customer data. Changes in estimates, developing trends and other new information can have a material effect on future evaluations.

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

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	September 26,	December 31,
(Millions of dollars)	2020	2019
Domestic equity securities	$613	$706
Domestic debt securities	391	409
Foreign equity securities	107	189
Foreign debt securities	57	43
High yield securities	55	56
Collateralized loan obligations	16	15
Money market funds held in trading accounts	2	12
Other trading securities	4	4
Total trading short-term investments	$1,245	$1,434

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $53 million and $(45) million for the three and nine months ended September 26, 2020, respectively, and $2 million and $124 million for the three and nine months ended September 28, 2019, respectively.

As of September 26, 2020, Seaboard had $1 million of equity securities denominated in foreign currencies all in Canadian dollars. As of December 31, 2019, Seaboard had $62 million of equity securities denominated in foreign currencies, with $32 million in euros, $12 million in Japanese yen, $8 million in British pounds and the remaining $10 million in various other currencies. Seaboard had $21 million and $13 million of debt securities denominated in euros as of September 26, 2020 and December 31, 2019, respectively.

Note 3 – Inventories

The following is a summary of inventories:

	September 26,	December 31,
(Millions of dollars)	2020	2019
At lower of last-in, first-out ("LIFO") cost or market:
Hogs and materials	$394	$387
Fresh pork and materials	29	46
LIFO adjustment	(71)	(64)
Total inventories at lower of LIFO cost or market	352	369
At lower of first-in, first-out ("FIFO") cost and net realizable value ("NRV"):
Grains, oilseeds and other commodities	424	353
Sugar produced and in process	26	17
Other	118	109
Total inventories at lower of FIFO cost and NRV	568	479
Grain, flour and feed at lower of weighted average cost and NRV	142	174
Total inventories	$1,062	$1,022

Note 4 – Debt and Commitments and Contingencies

The outstanding balances under uncommitted and committed lines of credit were $242 million and $29 million, respectively, as of September 26, 2020. Of the aggregate outstanding balance, $157 million was denominated in foreign currencies with $122 million denominated in the South African rand, $24 million denominated in the Canadian dollar and $11 million denominated in various other currencies. The outstanding balances under uncommitted and committed lines of credit were $246 million and $0 million, respectively, as of December 31, 2019. The weighted average interest rates for outstanding lines of credit were 4.23% and 5.79% as of September 26, 2020 and December 31, 2019, respectively.

During the second quarter of 2020, Seaboard entered into an unsecured $250 million short-term committed revolving line of credit agreement with a $100 million accordion option maturing May 20, 2021. Draws bear interest based on LIBOR plus 1.63%. Seaboard incurs unused commitment fees of 0.20% per annum. During September of 2020, Seaboard renewed its $100 million secured committed line of credit with Wells Fargo Bank, National Association through September 30, 2021. Pursuant to the amendment, interest is computed at LIBOR plus 0.75%, and Seaboard incurs an unused commitment fee of 0.15% per annum.

Long-term debt includes borrowings under term loans and other contractual obligations for payment, including notes payable. The following is a summary of long-term debt:

	September 26,	December 31,
(Millions of dollars)	2020	2019
Term Loan due 2028	$688	$691
Foreign subsidiary obligations	52	102
Total long-term debt at face value	740	793
Current maturities of long-term debt and unamortized discount and costs	(57)	(63)
Long-term debt, less current maturities and unamortized discount and costs	$683	$730

The interest rate on the Term Loan due 2028 was 1.78% and 3.42% as of September 26, 2020 and December 31, 2019, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 3.41% and 3.50% as of September 26, 2020 and December 31, 2019, respectively.

Seaboard was in compliance with all restrictive debt covenants as of September 26, 2020.

Legal Proceedings

On June 28, 2018, Wanda Duryea and eleven other indirect purchasers of pork products, acting on behalf of themselves and a putative class of indirect purchasers of pork products, filed a class action complaint in the U.S. District Court for the District of Minnesota (the “District Court”) against several pork processors, including Seaboard Foods LLC and Agri

Stats, Inc., a company described in the complaint as a data sharing service. Subsequent to the filing of this initial complaint, additional class action complaints making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the District Court. The complaints were amended and consolidated for pre-trial purposes, into three consolidated putative class actions brought on behalf of (a) direct purchasers, (b) consumer indirect purchasers and (c) commercial and institutional indirect purchasers. The amended complaints named Seaboard Corporation as an additional defendant. The consolidated actions are styled In re Pork Antitrust Litigation. Subsequent to the original filings, two additional actions making similar claims, including one by the Commonwealth of Puerto Rico, were brought in or transferred to the District Court. The complaints alleged, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating their output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also included causes of action under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes and state common law claims for unjust enrichment. The complaints also alleged that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees on behalf of the putative classes. On August 8, 2019, the District Court granted defendants’ motion to dismiss the class action cases while giving the plaintiffs leave to amend. The classes and the other two plaintiffs filed amended complaints in November and December 2019. In addition to amending the original claims, the consumer indirect purchasers have asserted a new claim alleging that the exchange of information by defendants through Agri Stats Inc. unreasonably restrained trade. On October 16, 2020, the defendants’ pending motion to dismiss the amended complaints was denied. Seaboard intends to defend these cases vigorously. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from these suits, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suits.

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

Guarantees

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of September 26, 2020, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote.

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

During the third quarter of 2020, Seaboard made a lump sum $32 million pension distribution, related to the passing of Mr. Steve Bresky. This distribution resulted in recognizing a $9 million pension settlement charge in a non-qualified supplemental executive plan.

The net periodic benefit cost for all plans was as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$2	$2	$7	$6
Interest cost	2	3	8	9
Expected return on plan assets	(2)	(2)	(8)	(7)
Amortization	1	1	5	5
Settlement loss recognized	9	—	11	—
Net periodic benefit cost	$12	$4	$23	$13

In addition to the pension distribution, Seaboard paid $32 million of deferred compensation, related to Mr. Bresky, which decreased deferred compensation plan assets and liabilities recorded in other current assets and liabilities, respectively, on the condensed consolidated balance sheet.

Note 6 – Derivatives and Fair Value of Financial Instruments

The following tables shows assets and liabilities measured at fair value on a recurring basis as of September 26, 2020 and December 31, 2019, and also the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	September 26,
(Millions of dollars)	2020	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$613	$613	$—	$—
Domestic debt securities	391	122	269	—
Foreign equity securities	107	107	—	—
Foreign debt securities	57	—	57	—
High yield securities	55	7	48	—
Collateralized loan obligations	16	—	16	—
Money market funds held in trading accounts	2	2	—	—
Other trading securities	4	4	—	—
Trading securities – other current assets:
Domestic equity securities	12	12	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	3	3	—	—
Fixed income securities	2	2	—	—
Long-term investment	31	—	—	31
Derivatives:
Commodities	16	16	—	—
Foreign currencies	4	—	4	—
Total Assets	$1,319	$894	$394	$31
Liabilities:
Contingent consideration	$15	$—	$—	$15
Derivatives:
Commodities	15	15	—	—
Interest rate swaps	1	—	1	—
Foreign currencies	4	—	4	—
Total Liabilities	$35	$15	$5	$15

	Balance
	December 31,
(Millions of dollars)	2019	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$706	$706	$—	$—
Domestic debt securities	409	117	292	—
Foreign equity securities	189	189	—	—
High yield securities	56	10	46	—
Foreign debt securities	43	—	43	—
Collateralized loan obligations	15	—	15	—
Money market funds held in trading accounts	12	12	—	—
Other trading securities	4	4	—	—
Trading securities – other current assets:
Domestic equity securities	40	40	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	3	3	—	—
Fixed income securities	2	2	—	—
Derivatives:
Commodities	6	6	—	—
Total Assets	$1,491	$1,095	$396	$—
Liabilities:
Contingent consideration	$13	$—	$—	$13
Derivatives:
Commodities	4	4	—	—
Foreign currencies	3	—	3	—
Total Liabilities	$20	$4	$3	$13

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. As of September 26, 2020, Seaboard had open net derivative contracts to purchase 18 million bushels of grain and open net derivative contracts to sell 72 million pounds of soybean oil. As of December 31, 2019, Seaboard had open net derivative contracts to purchase 17 million bushels of grain and open net derivative contracts to sell 132 million pounds of soybean oil and 12 million gallons of heating oil. Commodity derivatives are recorded at fair value with any changes in fair value being marked-to-market as a component of cost of sales in the condensed consolidated statements of comprehensive income.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. As of September 26, 2020 and December 31, 2019, Seaboard had foreign currency exchange agreements to cover a portion of its firm sales and purchase commitments and related trade receivables and payables with net notional amounts of $55 million and $78 million, respectively, primarily related to the euro and South African rand. From time to time, Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements should the counterparties fail to perform according to the terms of the contracts. As of September 26, 2020, Seaboard had a maximum aggregate amount of loss due to credit risk of $4 million with three counterparties. Seaboard does not hold any collateral related to these agreements.

Interest Rate Swap Agreements

Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable rate long-term debt. During mid-2020, Seaboard entered into three interest rate exchange agreements with an aggregate notional value of $400 million that mature in mid-2025. Seaboard pays fixed-rate interest payments at a weighted-average interest rate of 0.26% over the life of the agreements and receives variable-rate interest payments based on the one-month LIBOR from the counterparty without the exchange of the underlying notional amounts. Interest rate exchange agreements are recorded at fair value with changes in value marked-to-market as a component of interest expense, net in the condensed consolidated statements of comprehensive income.

Equity Futures Contracts

Seaboard enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Equity futures contracts are recorded at fair value with changes in value marked-to-market as a component of other investment income (loss), net in the condensed consolidated statements of comprehensive income. The notional amounts of these equity futures contracts were $6 million and $0 million as of September 26, 2020 and December 31, 2019, respectively.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Nine Months Ended
		September 26,	September 28,	September 26,	September 28,
(Millions of dollars)		2020	2019	2020	2019
Commodities	Cost of sales	$10	$(17)	$27	$(48)
Foreign currencies	Cost of sales	2	1	15	5
Foreign currencies	Foreign currency gains (losses), net	(3)	—	(2)	—
Equity	Other investment income (loss), net	(16)	—	7	(3)
Interest rate swaps	Interest expense	—	—	(1)	—

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		September 26,	December 31,		September 26,	December 31,
(Millions of dollars)		2020	2019		2020	2019
Commodities	Other current assets	$16	$6	Other current liabilities	$15	$4
Foreign currencies	Other current assets	4	—	Other current liabilities	4	3
Interest rate swaps	Other current assets	—	—	Other current liabilities	1	—
Equity	Short-term investments	—	—	Short-term investments	—	—

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of September 26, 2020 and December 31, 2019, the commodity derivatives had a margin account balance of $18 million and $13 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $19 million and $15 million, respectively. Seaboard’s equity future derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 7 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Under Seaboard’s share repurchase program, Seaboard is authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may be above or below the traded market price. During the period that the share repurchase program remains in effect, Seaboard may enter into a 10b5-1 plan authorizing a third party to make such purchases on behalf of Seaboard. All stock repurchased will be made in compliance with applicable legal requirements and funded by cash on hand. The timing of the repurchases and the number of shares repurchased will depend upon market conditions, compliance with Securities and Exchange Commission regulations and other factors. The Board of Directors’ stock repurchase authorization does not obligate Seaboard to acquire a specific amount of common stock, and the stock repurchase program may be suspended at any time at Seaboard’s discretion. The share repurchase program expires on October 31, 2020, unless extended. As of September 26, 2020, $65 million of common stock remained available for repurchase under this program. Seaboard repurchased 0 shares and 4,069 shares of common stock during the three and nine months ended September 26, 2020, respectively.

The changes in the components of other comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Foreign currency translation adjustment	$5	$2	$(11)	$(9)
Unrecognized pension cost (a)	5	1	7	7
Other comprehensive loss, net of tax	$10	$3	$(4)	$(2)

(a) Primarily represents amounts reclassified from accumulated other comprehensive loss to net periodic pension cost representing the amortization of actuarial losses (gains) and other adjustments.

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	September 26,	December 31,
(Millions of dollars)	2020	2019
Cumulative foreign currency translation adjustment	$(380)	$(369)
Cumulative unrecognized pension cost	(64)	(71)
Total accumulated other comprehensive loss	$(444)	$(440)

Note 8 – Revenue Recognition

Seaboard has multiple segments with diverse revenue streams. The following tables present Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended September 26, 2020
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$391	$877	$—	$26	$—	$3	$1,297
Transportation	2	—	244	—	—	—	246
Energy	65	—	—	5	21	—	91
Other	8	3	—	—	—	—	11
Segment/Consolidated Totals	$466	$880	$244	$31	$21	$3	$1,645

	Three Months Ended September 28, 2019
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$381	$906	$—	$32	$—	$5	$1,324
Transportation	—	—	256	—	—	—	256
Energy	35	—	—	4	30	—	69
Other	7	7	—	—	—	—	14
Segment/Consolidated Totals	$423	$913	$256	$36	$30	$5	$1,663

	Nine Months Ended September 26, 2020
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,205	$2,906	$—	$65	$—	$12	$4,188
Transportation	6	—	705	—	—	—	711
Energy	145	—	—	6	51	—	202
Other	24	11	—	—	—	—	35
Segment/Consolidated Totals	$1,380	$2,917	$705	$71	$51	$12	$5,136

	Nine Months Ended September 28, 2019
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,165	$2,731	$—	$86	$—	$13	$3,995
Transportation	7	—	769	—	—	1	777
Energy	122	—	—	5	92	—	219
Other	24	13	—	—	—	—	37
Segment/Consolidated Totals	$1,318	$2,744	$769	$91	$92	$14	$5,028

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

Note 9 – Income Taxes

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Changes in the forecasted annual income (loss) projections, including changes due to the impacts of the coronavirus disease 2019 (“COVID-19”) pandemic, have resulted in significant adjustments to quarterly income tax expense (benefit).

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

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of September 26, 2020 and December 31, 2019, Butterball had total assets of $1.2 billion and $1.0 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$407	$416	$1,052	$1,062
Operating loss	$(3)	$(15)	$(34)	$(42)
Net loss	$(7)	$(22)	$(47)	$(59)

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

Net Sales:	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Pork	$466	$423	$1,380	$1,318
CT&M	880	913	2,917	2,744
Marine	244	256	705	769
Sugar and Alcohol	31	36	71	91
Power	21	30	51	92
All Other	3	5	12	14
Segment/Consolidated Totals	$1,645	$1,663	$5,136	$5,028

Operating Income (Loss):	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Pork	$4	$(22)	$47	$(31)
CT&M	28	14	82	50
Marine	14	(2)	(3)	2
Sugar and Alcohol	(1)	(1)	(4)	(9)
Power	3	9	4	21
All Other	—	1	1	2
Segment Totals	48	(1)	127	35
Corporate	(19)	(5)	(24)	(22)
Consolidated Totals	$29	$(6)	$103	$13

Income (Loss) from Affiliates:	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Pork	$—	$(5)	$(3)	$(19)
CT&M	(3)	(1)	(2)	(6)
Marine	1	1	3	2
Sugar and Alcohol	—	—	—	1
Power	—	1	—	3
Turkey	(4)	(11)	(25)	(30)
Segment/Consolidated Totals	$(6)	$(15)	$(27)	$(49)

Total Assets:	September 26,	December 31,
(Millions of dollars)	2020	2019
Pork	$1,765	$1,802
CT&M	1,607	1,621
Marine	504	554
Sugar and Alcohol	147	139
Power	296	283
Turkey	250	275
All Other	5	10
Segment Totals	4,574	4,684
Corporate	1,402	1,601
Consolidated Totals	$5,976	$6,285

Investments in and Advances to Affiliates:	September 26,	December 31,
(Millions of dollars)	2020	2019
Pork	$178	$183
CT&M	230	237
Marine	32	32
Sugar and Alcohol	5	5
Power	3	3
Turkey	250	275
Segment/Consolidated Totals	$698	$735

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

As of September 26, 2020, Seaboard had cash and short-term investments of $1.3 billion and additional total net working capital of $668 million. Cash and short-term investments as of September 26, 2020 decreased $222 million to $1.3 billion from December 31, 2019. The decrease was primarily the result of the sale of short-term investments for working capital purposes. Cash from operating activities decreased $36 million for the nine months ended September 26, 2020 compared to the same period in 2019.

As of September 26, 2020, $77 million of the $1.3 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Capital Expenditures and Other Investing Activities

During the nine months ended September 26, 2020, Seaboard invested $160 million in property, plant and equipment, of which $117 million was in the Pork segment, $23 million in the Power segment and the remaining amount in other segments. The Pork segment expenditures were primarily for completing the expansion of the Guymon pork processing plant and the modifications to the idle ethanol plant in Hugoton, Kansas. The Power segment expenditures were for its power generating barge under construction. All other capital expenditures were primarily of a normal recurring nature such as replacements of machinery and equipment and general facility modernizations and upgrades.

For the remainder of 2020, management has budgeted capital expenditures totaling $91 million. The Pork segment budgeted $70 million primarily for modifications to convert the Hugoton, Kansas plant to a renewable diesel production facility, with operations expected to begin in 2022. The remaining amount is planned to be spent in all other businesses. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

From time to time, Seaboard may fund capital calls and issue borrowings for its equity method investments based on the specific facts and circumstances. During 2020, Seaboard contributed an aggregate of $7 million to two affiliates for working capital needs.

Financing Activities and Debt

As of September 26, 2020, Seaboard had short-term uncommitted lines of credit totaling $643 million and committed lines of credit totaling $350 million. During the second quarter of 2020, Seaboard entered into a committed line of credit agreement for $250 million of additional liquidity for working capital and general corporate purposes. There was $242 million and $29 million borrowed under the uncommitted and committed lines of credit, respectively, as of September 26, 2020. As of September 26, 2020, Seaboard had an unsecured term loan, which matures in 2028, with a balance of $688 million and $52 million of foreign subsidiary debt, denominated primarily in U.S. dollars and euros.

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

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2020 decreased $18 million and increased $108 million, respectively, compared to the same periods in 2019. The decrease for the three month period was primarily the result of lower volumes and prices for certain commodities in the CT&M segment, lower cargo volumes in the Marine segment, lower spot market rates and production in the Power segment and lower volumes and prices of alcohol sold in the Sugar and Alcohol segment, partially offset by higher volumes of pork products sold and biodiesel in the Pork segment. The increase for the nine month period was primarily the result of higher volumes for certain commodities in the CT&M segment and higher volumes of biodiesel, pork products and market hogs sold in the Pork segment, partially offset by lower cargo volumes in the Marine segment, lower spot market rates and production in the Power segment and lower volumes and prices of alcohol sold in the Sugar and Alcohol segment.

Operating income increased $35 million and $90 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The increase for the three month period primarily reflected federal blender’s credits recognized in the Pork segment, lower fuel and other voyage costs in the Marine segment and higher margins in the CT&M segment, partially offset by higher SG&A costs in the Corporate office. The increase for the nine month period primarily reflected lower derivative contract losses and the federal blender’s credits recognized in the Pork segment and higher margins on third-party sales in the CT&M segment, partially offset by lower revenues in the Power segment.

All of Seaboard’s operations are considered “essential businesses” as defined by the respective governments and have continued to operate during the COVID-19 pandemic. While some of Seaboard’s operations have seen recovery in their results in the third quarter of 2020, challenges remain. Seaboard continues to encounter partially staffed shifts, lock downs or curfews in some geographic regions, and the impacts from commodity market volatility. There still remains uncertainty about the expected length and impact that the COVID-19 pandemic will have on Seaboard’s operations and the global economy. Seaboard continues to promote the safety and security of all of its employees.

Pork Segment

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$466	$423	$1,380	$1,318
Operating income (loss)	$4	$(22)	$47	$(31)
Loss from affiliates	$—	$(5)	$(3)	$(19)

Net sales for the Pork segment increased $43 million and $62 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The increase for the three month period was primarily the result of recognition of $22 million in federal blender’s credits for biodiesel production in the third quarter of 2020 and higher volumes of biodiesel and pork products sold, partially offset by lower prices on biodiesel and pork products sold. For the nine month period, the increase was primarily the result of the recognition of $55 million in federal blender’s credits for biodiesel production in 2020, higher volumes and prices for market hogs and higher volumes of pork products sold, partially offset by lower prices of biodiesel and pork products, primarily in the foreign markets. In December 2019, the President of the U.S. signed into law the Further Consolidated Appropriations Act that extended the federal blender’s credits through 2022. There were no federal blenders’ credits recognized in the first nine months of 2019.

Operating income for the Pork segment increased $26 million and $78 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The increase for the three month period was primarily due to revenue recognized associated with the federal blender’s credits, lower costs for feed and third-party hogs and a $14 million multi-employer pension withdrawal liability expense recorded during the third quarter of 2019. The increase for the nine month period was primarily due to revenue recognized associated with the federal blender’s credits for the first nine months of 2020 and no derivative contract losses or expense related to the pension withdrawal liability discussed above, partially offset by lower biodiesel margins. Higher pork product sales and lower costs for feed and third-party hogs were offset by higher plant processing costs. Management is unable to predict future market prices for pork products, the cost of feed or third-party hogs, the prices of biodiesel or the ongoing impacts of the COVID-19 pandemic; however, management anticipates this segment will be profitable for the remainder of 2020.

Loss from affiliates decreased $5 million and $16 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The decrease was primarily the result of Seaboard Triumph Foods, LLC (“STF”) processing more hogs and utilizing more capacity. Seaboard has a 50% noncontrolling interest in STF, which operates a pork processing plant located in Iowa. STF’s operations began in September 2017 with the second shift commencing in October 2018.

CT&M Segment

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$880	$913	$2,917	$2,744
Operating income as reported	$28	$14	$82	$50
Marked-to-market adjustments	(5)	2	(7)	(2)
Operating income excluding marked-to-market adjustments	$23	$16	$75	$48
Loss from affiliates	$(3)	$(1)	$(2)	$(6)

Net sales for the CT&M segment decreased $33 million and increased $173 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three month period primarily reflected lower affiliate volumes and lower sales prices of certain commodities sold, partially offset by higher volumes of corn and other commodities sold to third-party customers. The increase for the nine month period primarily reflected higher volumes of certain commodities sold to third-party customers and higher soybean prices, partially offset by lower affiliate volumes and lower wheat and other commodity prices. Seaboard’s CT&M segment acquired a business in October 2019, which overall increased third-party sales for the three and nine month periods of 2020.

Operating income for this segment increased $14 million and $32 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019, primarily due to higher margins on third-party sales, including from the business acquired in October 2019. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, the volatility in the commodity markets and the ongoing impacts of the COVID- 19 pandemic, management is unable to predict future sales and operating results; however, management anticipates this segment will be profitable for the remainder of 2020.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $5 million and $7 million for the three and nine month periods of 2020, respectively. Operating income for this segment would have been higher by $2 million and lower by $2 million for the three and nine month periods of 2019, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked-to-market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing marked-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these marked-to-market adjustments could reverse in 2020. Management believes eliminating these marked-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$244	$256	$705	$769
Operating income (loss)	$14	$(2)	$(3)	$2
Income from affiliates	$1	$1	$3	$2

Net sales for the Marine segment decreased $12 million and $64 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three and nine month periods of 2020 was primarily the result of lower cargo volumes, partially offset by slightly higher freight rates due to a change in cargo mix with more refrigerated cargo volumes that generally have a higher freight rate. Seaboard’s Marine segment results were significantly impacted in the second quarter of 2020 with a decrease of $67 million in sales compared to the same period in 2019 due to less demand with many of Marine’s customers temporarily shut down due to government orders associated with COVID-19.

Operating income increased $16 million and decreased $5 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The increase for the three month period was primarily related to lower fuel costs due to the decrease in price and consumption and lower other voyage costs with fewer vessels in service. The decrease for the nine month period was primarily the result of lower revenues, partially offset by lower fuel costs due to the decrease in price and consumption, and lower voyage, terminal and intermodal trucking costs as a result of the overall decrease in cargo volumes. Management cannot predict changes in fuel costs, future cargo volumes and cargo rates or the ongoing impacts of the COVID-19 pandemic. Based on market conditions, management anticipates this segment will be profitable for the remainder of 2020.

Sugar and Alcohol Segment

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$31	$36	$71	$91
Operating loss	$(1)	$(1)	$(4)	$(9)
Income from affiliates	$—	$—	$—	$1

Net sales for the Sugar and Alcohol segment decreased $5 million and $20 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three and nine month periods primarily reflected lower volumes and prices of alcohol sold due to lower demand. Higher sugar selling prices were offset by lower sales volumes of sugar sold. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar.

Operating loss for the Sugar and Alcohol segment remained the same and decreased $5 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. For the three month period, higher cogeneration margins and sugar prices were offset by lower margins on alcohol sales. The decrease for the nine month period primarily reflected lower selling, general and administrative expenses, higher sugar selling prices and higher margins on cogeneration sales, partially offset by lower margins on alcohol sales. Management cannot predict local sugar and alcohol prices, the volatility in the currency exchange rate or the ongoing impacts of the COVID-19 pandemic. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2020.

Power Segment

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Net sales	$21	$30	$51	$92
Operating income	$3	$9	$4	$21
Income from affiliates	$—	$1	$—	$3

Net sales for the Power segment decreased $9 million and $41 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three and nine month periods primarily reflected lower spot market rates and lower production.

Operating income for the Power segment decreased $6 million and $17 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The decrease for the three and nine month periods was due to lower revenues and higher maintenance costs, partially offset by lower fuel costs and consumption. Management cannot predict future fuel costs, the extent that spot market rates will fluctuate compared to fuel costs or other power producers or the ongoing impacts of the COVID-19 pandemic. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2020.

Income from affiliates is lower as the Power segment sold its 29.9% noncontrolling interest in a Dominican Republic electricity generation facility during the third quarter of 2019.

Turkey Segment

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(Millions of dollars)	2020	2019	2020	2019
Loss from affiliates	$(4)	$(11)	$(25)	$(30)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball. The decrease in loss from affiliates for the three month period of 2020 compared to the same period in 2019 was primarily the result of lower other operating costs, including reduced interest. The decrease in loss from affiliates for the nine month period of 2020 compared to the same period in 2019 was primarily due to higher margins primarily due to lower feed and other live turkey operation growing costs and slightly higher selling prices with more value-added turkey products sold, partially offset by lower volumes of turkey products sold related to a decline in food service demand and higher plant costs primarily related to labor. Management is unable to predict future market prices for turkey products, the cost of feed or the ongoing impacts of the COVID-19 pandemic. Based on market conditions, management currently cannot predict if this segment will be profitable for the remainder of 2020.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $9 million and decreased $6 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The increase for the three month period was primarily due to higher personnel costs, including pension settlement expense as discussed in Note 5 to the condensed consolidated financial statements, and higher deferred compensation plan costs due to capital market volatility. The decrease for the nine month period was primarily due to lower deferred compensation plan costs, partially offset a pension settlement expense. The deferred compensation plan costs are offset by the effect of the marked-to-market adjustments on investments recorded in other investment income (loss).

Interest Expense

Interest expense decreased $3 million and $10 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019. The decrease was primarily due to lower interest rates on outstanding debt and increased capitalized interest related to ongoing capital expenditure investments.

Other Investment Income (Loss), Net

Other investment income, net increased $54 million for the three month period of 2020 compared to the same period in 2019 primarily due to unrealized gains on short-term investments due to capital market volatility. Other investment income, net decreased $193 million for the nine month period of 2020 compared to the same period in 2019 primarily due to unrealized losses on short-term investments, partially offset by $36 million of net realized gains.

Foreign Currency Gains (Losses), Net

Foreign currency losses, net increased $6 million and $24 million for the three and nine month periods of 2020, respectively, compared to the same periods in 2019 primarily due to fluctuations in the euro, Zambian kwacha, South African rand and Argentine peso among fluctuations of other currency exchange rates in several foreign countries.

Income Tax Expense/Benefit

The effective tax rate for the three month period of 2020 decreased compared to the three month period of 2019 primarily due to a change in forecasted annual results and actual year-to-date results changing from a loss to profit. The effective tax rate for the nine month period of 2020 decreased compared to the nine month period of 2019 primarily due to increased tax exempt income from the federal blender’s credits reinstated by Congress at the end of 2019 and lower forecasted earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2019. Seaboard entered into interest rate swap agreements during 2020 with interest rates at historic lows reducing its exposure to interest rate risk. See Note 6 to the condensed consolidated financial statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officer, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 26, 2020. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officer concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Controls — There has been no change in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended September 26, 2020 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

(b)(5) This Segment is Subject to Complex Laws and Regulations That May Adversely Affect the Revenues, Costs, Manner or Feasibility of Doing Business. Federal, state and local laws, and domestic and international regulations governing worker health and safety, environmental protection, food safety and animal health and welfare significantly affect this segment’s operations. Some requirements applicable to this segment may also be enforced by citizen groups.

For example, operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, odors, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. In another example, the State of California enacted Proposition 12, the Farm Animal Confinement Initiative (“Proposition 12”), which will prohibit, after December 31, 2021, the sale within the State of California of uncooked pork produced from breeding sows or its offspring which have been confined in less than 24 square feet of usable floor space. The constitutionality of Proposition 12 is being challenged in two separate lawsuits pending in California. This segment is assessing Proposition 12 and the related costs of compliance, such as the additional capital expenditures that would be needed for construction of barns and pens provided for the requisite expanded animal spacing, in the event the constitutionality of Proposition 12 is upheld. If this segment is unable to comply with Proposition 12, Seaboard would not be able to sell uncooked pork products in California, which accounted for approximately 10% of its direct sales for the year ended December 31, 2019, in addition to indirect sales through further processor customers. If other pork processors similarly are unable to comply with Proposition 12 and cannot sell uncooked pork products in California, this could result in a significant oversupply of uncooked pork products being sold in locations other than California, which could result in a significant decline in the sales prices of such products.

Failure to comply with these laws and regulations and any future changes to them could result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages, negative publicity and the inability to do business in certain locales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of Seaboard’s common stock made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Securities and Exchange Commission) during the fiscal quarter ended September 26, 2020. See Note 7 to the condensed consolidated financial statements for further discussion of Seaboard’s share repurchase program.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment No. One to the Seaboard Corporation Pension Plan as Restated as of January 1, 2017

10.2	Restated Employment Agreement between Seaboard Corporation and Robert L. Steer dated August 27, 2020

10.3	Seaboard Corporation Cash Balance Executive Retirement Plan Amended and Restated Effective August 1, 2020

10.4	Summary of Perquisite for Personal Use of Seaboard Airplane

31.1	Certification of the Chief Executive and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Forward-looking Statements

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates, (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) the impact of pandemics or other public health emergencies, such as the COVID-19 pandemic; (xiii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiv) adverse results in pending litigation matters; or (xv) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: October 27, 2020

by:	/s/ Michael D. Trollinger
Michael D. Trollinger
Vice President, Corporate Controller
and Chief Accounting Officer

(principal accounting officer)

Date: October 27, 2020