Form 10-K
period 2020-12-31
SEABOARD CORP /DE/
filed 2021-02-17
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                         ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              Yes ☐ No ☒

The aggregate market value of the 251,270 shares of Seaboard common stock held by nonaffiliates was approximately $741,867,137, based on the closing price of $2,952.47 per share on June 27, 2020, the end of Seaboard’s most recently completed second fiscal quarter. As of January 31, 2021, the number of shares of common stock outstanding was 1,160,779.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2020.

SEABOARD CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2020

PART I

Forward-looking Statements

This report, including information included or incorporated by reference in this report, contains certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (“Seaboard”). Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions.

In more specific terms, forward-looking statements include, without limitation:

●	statements concerning the projection of revenues, income or loss, capital expenditures, capital structure or other financial items;
●	statements regarding the plans and objectives of management for future operations;
●	statements of future economic performance;
●	statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:
(i)	Seaboard’s ability to obtain adequate financing and liquidity;
(ii)	the price of feed stocks and other materials used by Seaboard;
(iii)	the sale price or market conditions for pork, agricultural commodities, sugar, alcohol, turkey and other products and services;
(iv)	the recorded tax effects under certain circumstances and changes in tax laws;
(v)	the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling (“CT&M”) segment;
(vi)	the charter hire rates and fuel prices for vessels;
(vii)	the fuel costs and related spot market prices for electricity in the Dominican Republic;
(viii)	the effect of the fluctuation in foreign currency exchange rates;
(ix)	the profitability or sales volume of any of Seaboard’s segments;
(x)	the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions;
(xi)	the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities;
(xii)	the impact of pandemics or other public health emergencies, such as the COVID-19 pandemic;
(xiii)	potential future impact on Seaboard’s business of new legislation, rules or policies;
(xiv)	adverse results in pending litigation matters; or
(xv)	other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. The information contained in this Form 10-K and in other filings Seaboard makes with the Securities and Exchange Commission (the “SEC”), including without limitation, the information under the items “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, identifies important factors which could cause such differences.

Item 1. Business

General Development of Business

Seaboard Corporation and its subsidiaries (collectively, “Seaboard”) together comprise a diverse group of integrated companies with a broad global presence. Seaboard is primarily engaged in hog production and pork processing in the United States (“U.S.”); commodity trading and grain processing in Africa and South America; cargo shipping services in the U.S., Caribbean and Central and South America; sugar and alcohol production in Argentina; and electric power generation in the Dominican Republic. Seaboard also has an equity method investment in Butterball, LLC (“Butterball”), a producer and processor of turkey products.

During 2020, Seaboard had unexpected leadership changes. In July 2020, Seaboard’s President, Chief Executive Officer (“CEO”) and Chairman of the Board of Directors, Steven J. Bresky, passed away. The presiding Executive Vice President, Chief Financial Officer (“CFO”), Robert L. Steer, was appointed President, and CEO and Ellen S. Bresky, was appointed a director and Chairwoman of the Board of Directors, in each case, to fill the vacant positions previously held by Mr. Bresky. Mr. Steer continued to serve as CFO until December 2020, at which time David H. Rankin was appointed as Executive Vice President, CFO. Approximately 77% of the outstanding common stock of Seaboard is collectively owned by Seaboard Flour LLC and SFC Preferred, LLC. Ms. Bresky and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred, LLC, which are Delaware limited liability companies.

All of Seaboard’s segments, which provide food, transportation and power, are considered “essential businesses” as defined by the respective governments and have continued to operate during the COVID-19 pandemic. Seaboard’s operations have been directly and indirectly impacted by the COVID-19 pandemic primarily by governmental actions taken to stop or slow the spread of COVID-19 and changes in customer behavior, and there still remains uncertainty about the expected duration and severity of the impact that the COVID-19 pandemic will have on Seaboard’s operations and the global economy. Seaboard continues to promote the safety and security of all of its employees by providing masks and sanitizers, expanding cleaning, making improvements to air exchangers, promoting social distancing, and limiting travel and visitors, among many other precautions.

Description of Business

Principal Products and Services and Any Dependency

Pork Segment – Seaboard, through its subsidiary Seaboard Foods LLC, is a vertically integrated pork producer that primarily produces and sells fresh and frozen pork products to further processors, foodservice operators, distributors and grocery stores. This segment sells to U.S. customers and exports to Japan, Mexico, China and numerous other foreign markets. Seaboard raises approximately 85% of the hogs processed at its processing plant in Guymon, Oklahoma, with the remaining hog requirements purchased primarily under contracts from independent producers. Seaboard’s hog production facilities consist of genetic and commercial breeding, farrowing, nursery and finishing buildings. In November of 2020, Seaboard acquired a business, that was previously a supplier of hogs. See Note 2 to the consolidated financial statements for further discussion of this acquisition.

The Pork segment also produces biodiesel at facilities in Oklahoma and Missouri. Biodiesel is produced from pork fat supplied by the Oklahoma pork processing plant and from other animal fats and vegetable oils purchased from third parties. The biodiesel is sold to fuel blenders for distribution. In 2019, the Pork segment purchased and began modifying an idle ethanol plant in Hugoton, Kansas, to produce renewable diesel with operations currently expected to begin in 2022.

Seaboard has a 50% noncontrolling interest in Seaboard Triumph Foods, LLC (“STF”), which operates a pork processing plant located in Sioux City, Iowa. STF began single-shift operations in September 2017 and a second shift commenced in October 2018. STF’s plant is designed to process approximately six million market hogs annually when operating at full capacity. Seaboard has agreements with STF and Triumph Foods, LLC (“Triumph”), an independent pork processor, to market substantially all pork products produced at STF’s and Triumph’s pork processing plants. Seaboard and Triumph supply a portion of the hogs processed at the STF plant. Seaboard’s revenues for its pork products are primarily based on a margin sharing arrangement that considers the average sales price, standard costs and the mix of products sold from the Seaboard and Triumph pork processing plants. The Pork segment also has a 50% noncontrolling interest in Daily’s Premium Meats, LLC, which produces and markets raw and pre-cooked bacon using pork bellies sourced from Seaboard, Triumph and STF.

CT&M Segment – Seaboard’s CT&M segment, which is managed under the name of Seaboard Overseas and Trading Group, is an integrated agricultural commodity trading, processing and logistics company. Overall, the CT&M segment has facilities in 29 countries, primarily in Africa and South America. This segment sources, transports and markets approximately 14 million metric tons per year of wheat, corn, soybeans, soybean meal and other commodities. Also, Seaboard and its affiliates produce approximately six million metric tons of wheat flour, maize meal, manufactured feed and oilseed crush commodities per year in addition to other related grain-based products. This segment owns three vessels, but the majority of the trading business is transacted with chartered ships.

Marine Segment – Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign affiliated companies and third-party agents, provides cargo shipping services in the U.S. and 26 countries in the Caribbean and Central and South America. The Marine segment’s primary operations are at PortMiami and include a marine terminal and an off-port warehouse for cargo consolidation and temporary storage. Seaboard also makes scheduled vessel calls in Brooklyn, Houston, New Orleans, Philadelphia, Savannah and various ports in the Caribbean and Central and South America. The Marine segment uses a network of offices and agents to sell freight services. Seaboard’s capabilities allow transport by truck or rail of import and export cargo to and from various U.S. and foreign ports. This segment’s fleet consists of approximately 21 chartered and three owned vessels, as well as dry, refrigerated and specialized containers.

Sugar and Alcohol Segment – Seaboard, through its subsidiary, Seaboard Energías Renovables y Alimentos S.R.L., operates a vertically integrated sugar and alcohol production facility in Argentina. Seaboard supplies most of the raw material processed in this facility with sugarcane grown on land that it owns. The sugar is primarily marketed locally, with some exports to other countries. The alcohol is primarily marketed to industrial users or sold as dehydrated alcohol to certain oil companies under the Argentine governmental bioethanol program, which requires alcohol to be blended with gasoline. The Sugar and Alcohol segment had two bioethanol customers that collectively represented approximately 35%-48% of its sales in each of the last three years. This segment also owns a 51-megawatt cogeneration power plant, which is fueled by the burning of sugarcane by-products, natural gas and other biomass when available.

Power Segment – Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., is an independent power producer generating electricity for the Dominican Republic power grid. Seaboard’s Power segment sells the electricity it generates primarily on the spot market to government-owned distribution companies. It is not directly involved in the transmission or distribution of electricity and is exempt from regulations under the Public Utility Holding Company Act of 1938, as amended. Seaboard’s Power segment owns and operates a power generating barge that contains a system of engines capable of using natural gas or heavy fuel oil to produce up to 108 megawatts of electricity. Seaboard’s Power segment is currently constructing a new floating power barge with capacity to generate approximately 146 megawatts of electricity using gaseous fuels, including natural gas. Operations are currently expected to begin by the end of 2021. Seaboard is exploring strategic alternatives for the existing barge, including selling, relocating or operating in conjunction with the new barge at the current site.

Turkey Segment – Seaboard has a 50% noncontrolling interest in Butterball, LLC (“Butterball”), a vertically integrated producer and processor of conventional, antibiotic-free and organic turkey products. Butterball is a national supplier to retail stores, foodservice outlets and industrial entities, and to a lesser extent, exports products to Mexico and other foreign markets. The Turkey segment had two retail customers that collectively represented approximately 27% of its sales in each of the last three years.

Other Businesses – Seaboard, through its subsidiary, Mount Dora Farms Inc., processes jalapeño peppers at its plant in Honduras, which are primarily shipped to and sold in the U.S.

See Note 13 to the consolidated financial statements for total revenue contributed by any class of similar products or services.

Competitive Conditions

Competition in Seaboard’s Pork segment comes from a variety of regional, national and international producers and processors and is based primarily on product quality, customer service and price. According to the trade publications Successful Farming and Informa Economics, Seaboard was ranked number three in hog production (based on sows in production) and number four in pork processing in the U.S. in 2020 (based on daily processing capacity, including Triumph’s and STF’s capacity).

Seaboard’s CT&M segment faces competition from numerous traders around the world. Most of the grain processing and related businesses face competition from either imported products or other local producers in the same industries.

Seaboard’s Marine segment faces competition based on price, reliable sailing frequencies and customer service.

Seaboard’s Sugar and Alcohol segment owns one of the largest sugar mills in Argentina and faces significant competition for sugar sales in the local Argentine market. Sugar and alcohol prices in Argentina can fluctuate compared to world markets due to Argentine government price controls and protection policies.

Seaboard’s Power segment sells the power it generates to the spot market or to contract customers at prices based on market conditions and cost-based rates. The Dominican government sets a cap on the electricity spot market prices and establishes the dispatch order of who sells into the power grid. To sell to the power grid, Seaboard competes with producers utilizing various types of fuel and generation technologies, including hydro, solar, wind, natural gas, heavy fuel oil or coal. Producers who have lower variable costs to operate may receive dispatch preference from the Dominican government. The new power barge is expected to be more efficient than Seaboard’s dual-fueled barge due to the latest technologies and use of gas turbines instead of engines.

Competition for the Turkey segment comes from a variety of regional and national producers and processors and is based primarily on product quality, customer service and price.

Resources Material to Business

The Power segment and Turkey segment utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers. The Power segment has one primary supplier of natural gas, but the existing barge can run on other types of fuel. The Turkey segment purchases a significant portion of its feed and grain used in the manufacturing of feed for its turkeys in North Carolina from Seaboard’s 50% partner in Butterball.

Also, Seaboard believes there is significant recognition of the trademarks identified below in the various industries Seaboard serves and by many of its customers. The Pork segment uses registered trademarks including, but not limited to, Seaboard Foods®, Seaboard Farms®, Seaboard EnergyTM, Prairie Fresh®, Prairie Fresh USA Prime®, Our Farms, Our Commitment®, St. Joe Pork®, and Cook-in Bag®. The CT&M segment uses registered trademarks including, but not limited to, Mothers Pride® and Zambia’s Pride® in Zambia, Thunderbolt Flour® and Maid Marian® in Guyana, GMA® and Top Pain® in Ivory Coast, and GMD® and Jarga® in Senegal. The Marine segment uses the registered trademarks of Seaboard Marine® and Seaboard Solutions®. The Sugar and Alcohol segment markets sugar under the Chango® brand. The Turkey segment uses registered trademarks including, but not limited to, Butterball®, Carolina Turkey® and Farm to Family Butterball®. While Seaboard considers all of its intellectual and proprietary rights important, Seaboard believes its business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.

Seasonal Business

The Turkey business is seasonal for whole birds and related products with the holiday season driving the majority of those sales. Seaboard’s other segments are not seasonally dependent to any material extent.

Governmental Regulations

Environmental Matters

Seaboard’s Pork segment and Turkey segment are subject to numerous federal, state and local laws and regulations relating to the environment that require the expenditure of funds in the ordinary course of business. Seaboard’s Pork and Turkey segments do not anticipate making expenditures for these purposes that, in the aggregate, would have a material effect on Seaboard’s financial condition or results of operations. Also, Seaboard’s Marine and CT&M segments’ vessels are subject to environment regulations related to global sulfur emissions requirements.

Other Regulations

As a company with global operations, Seaboard is subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations and anti-bribery and corruption laws. Seaboard has policies and procedures in place to promote compliance with these laws and regulations. To date, Seaboard’s compliance actions and costs relating to these laws, rules and regulations have not resulted in a material effect on Seaboard’s financial condition or results of operations. Governmental regulations are subject to change, and accordingly, Seaboard is unable to assess the possible effect of compliance with future requirements or whether compliance with such regulations will materially impact Seaboard’s business in the future.

Human Capital Resources

Employees are critical to the operation of all Seaboard’s essential businesses and Seaboard is committed to the safety and wellbeing of all employees. Seaboard’s human capital management strategies include a focus on the following areas: (i) physical wellness – Seaboard offers competitive healthcare benefits, including wellness and employee assistance programs; (ii) financial wellness – Seaboard offers competitive compensation and bonus packages, as well as life and disability insurance benefits; (iii) work/life wellness – Seaboard provides paid time off and paid holidays, as well as professional development opportunities and support, including tuition reimbursement programs; (iv) community wellness – Seaboard believes in supporting the communities in which it operates and provides matching gift programs, volunteer time off and sponsors charitable activities and events; and (v) additional benefits – Seaboard provides other benefits designed to engage and retain employees, including hosting employee events designed to maintain morale and foster teamwork and providing an employee meat purchase program at wholesale prices. Seaboard also recognizes that diversity is the key to its successful operations and seeks to design human capital management strategies to meet the diverse needs of its employees.

As of December 31, 2020, Seaboard had approximately 13,100 employees, of whom approximately 6,600 were in the U.S. Of Seaboard’s total U.S. employees, approximately 83% were Pork segment employees. Substantially all of Seaboard’s Pork segment’s hourly employees at its processing plant are covered by a collective bargaining agreement that expires in 2024. The Pork segment has had challenges recruiting and retaining employees due to the remote locations, restrictive domestic policies on immigration and unique operating environments, among other factors. Currently between 30% and 60% of the Pork segment’s workforce is dependent upon employment visas in different production areas.

Internationally, Seaboard operates facilities globally, including in developing countries, where at times, inherent challenges associated with safety and political stability may exist, primarily in the CT&M segment. The CT&M segment is dependent on identifying and retaining qualified expatriate personnel at many of its locations. Recruiting and developing talent in these locations remains a priority for this segment.

Available Information

Seaboard’s annual reports on Form 10-K, quarterly reports on 10-Q, current reports on 8-K and all amendments to those reports are available free of charge on its website at www.seaboardcorp.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, copies of Seaboard’s SEC filings will be made available, free of charge, on written request. Seaboard does not intend for information contained in its website to be part of this Form 10-K.

Information About Seaboard’s Executive Officers

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

Name (Age)	Positions and Offices
Robert L. Steer (61)	President and Chief Executive Officer
David M. Becker (59)	Executive Vice President, General Counsel and Secretary
David H. Rankin (49)	Executive Vice President, Chief Financial Officer
James L. Gutsch (67)	Senior Vice President, Engineering
Michael D. Trollinger (52)	Senior Vice President, Corporate Controller and Chief Accounting Officer
Ty A. Tywater (51)	Senior Vice President, Audit Services
Jacob A. Bresky (33)	Vice President, International
Benjamin R. Hodes (35)	Vice President, Finance
Adriana N. Hoskins (51)	Vice President and Treasurer
Elizabeth A. Loudon (56)	Vice President, Tax
Brad Warner (53)	Vice President, Human Resources
James T. Hubler (42)	Associate General Counsel and Assistant Secretary
Zachery J. Holden (53)	Assistant Secretary
Emma A. Vacas Jacques (43)	Assistant Treasurer
Peter B. Brown (58)	President, Seaboard Foods LLC
David M. Dannov (59)	President, Seaboard Overseas and Trading Group
Edward A. Gonzalez (55)	President, Seaboard Marine Ltd.

Mr. Steer has served as President and Chief Executive Officer since July 2020. Prior to that, he served as Executive Vice President, Chief Financial Officer from April 2011 to December 2020.

Mr. Becker has served as Executive Vice President, General Counsel and Secretary since December 2020 and previously as Senior Vice President, General Counsel and Secretary since April 2011.

Mr. Rankin has served as Executive Vice President, Chief Financial Officer since December 2020. Prior to that, he served as Senior Vice President, Taxation and Business Development since April 2015.

Mr. Gutsch has served as Senior Vice President, Engineering since April 2011.

Mr. Trollinger has served as Senior Vice President, Corporate Controller and Chief Accounting Officer since December 2020 and previously as Vice President, Corporate Controller and Chief Accounting Officer since March 2015.

Mr. Tywater has served as Senior Vice President, Audit Services since December 2020 and previously as Vice President, Audit Services since November 2008.

Mr. Bresky has served as Vice President, International since July 2020. Prior to that, he served in various roles with the Seaboard Overseas and Trading Group for more than seven years.

Mr. Hodes has served as Vice President, Finance since December 2020 and previously as Finance Director since December 2019. Prior to that, he served as Finance Manager since 2015.

Ms. Hoskins has served as Vice President and Treasurer since December 2020 and previously as Assistant Treasurer since 2006.

Ms. Loudon has served as Vice President, Tax since December 2020 and previously as Tax Director since January 2017. Prior to that, she served as Tax Manager since 2006.

Mr. Warner has served as Vice President, Human Resources since December 2020 and previously as Director of Human Resources since April 2019. Prior to that, he served as Director of Human Resources with the Seaboard Overseas and Trading Group for more than 12 years.

Mr. Hubler has served as Associate General Counsel since October 2018 and Assistant Secretary since April 2019. Prior to joining Seaboard Corporation, Mr. Hubler was Assistant Vice President, Legal at Dairy Farmers of America, Inc. for over two years and prior to that, Director and Senior Corporate Counsel at VeriSign, Inc. from July 2008 to March 2016.

Mr. Holden has served as Assistant Secretary since June 2010, and also serves as Vice President and General Counsel with the Seaboard Overseas and Trading Group.

Ms. Vacas Jacques has served as Assistant Treasurer since January 2021 and previously as Treasury Director since July 2014.

Mr. Brown has served as President of Seaboard Foods LLC since January 2021. Prior to joining Seaboard Foods LLC, Mr. Brown was the Chief Operating Officer of Butterball, LLC for almost two years and President and Chief Operating Officer at High Liner Foods from 2014 to 2018.

Mr. Dannov has served as President of Seaboard Overseas and Trading Group since August 2006.

Mr. Gonzalez has served as President of Seaboard Marine Ltd. since January 2005.

Item 1A. Risk Factors

A description of factors that could materially affect Seaboard’s business, results of operations or financial condition is provided below.

Industry Risks

(1)	Seaboard’s Operations Are Subject to the General Risks of the Food Industry. The food products manufacturing industry is subject to the risks posed by:
●	food spoilage;
●	food contamination, including contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, pathogenic E coli and aflatoxin;
●	food allergens;
●	evolving consumer preferences and nutritional and health-related concerns;
●	international, federal, state and local food processing regulations;
●	consumer product liability claims;
●	product recall;
●	product tampering; and
●	public perception of food production practices, including handling of production and live animals.

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

(2)	Ocean Transportation Has Inherent Risks. Seaboard’s owned and chartered vessels along with related cargoes are at risk of being damaged, lost or incurring excess cost because of events such as:
●	inclement weather;
●	mechanical failures;
●	grounding, fire, explosions and collisions;
●	human error;
●	war, piracy and terrorism; and
●	port access.

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

(3)	Fluctuations in Fuel Costs Could Adversely Affect Operating Margins. Fuel expenses are a large expense for the Marine segment and also impacts the CT&M segment’s results. Fuel prices can vary greatly from year to year. While such fluctuations may be offset through fuel surcharges or other mechanisms, such mechanisms do not act with precision in terms of timing and amount and may not adjust revenues enough to offset the increase in costs.

Macro Operation Risks

(1)	International Operations Subject Seaboard to Risks That Could Have a Significant Impact on Seaboard’s Business. Seaboard is a diverse agribusiness and transportation company with global operations in several industries. Most of the sales and costs of Seaboard’s segments are significantly influenced by worldwide fluctuations in commodity prices or changes in foreign political and economic conditions. Accordingly, revenues, operating income and cash flows could fluctuate significantly from year to year. In addition, Seaboard’s international activities pose risks not faced by companies that limit themselves to U.S. markets. These risks include:
●	changes in foreign currency exchange rates;
●	foreign currency exchange controls;
●	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
●	hyperinflation;
●	heightened customer credit and execution risk;
●	border restrictions, tariffs, other trade protection measures and import or export licensing requirements;
●	closing of borders by foreign countries to the import of products due to animal disease or other perceived health or safety issues;
●	changes in tax laws;
●	legal and regulatory structures and unexpected changes in legal and regulatory requirements and any lawsuits that may arise;
●	negative perception within a foreign country of a U.S. company doing business in that foreign country;
●	compliance with laws and regulations for conducting international business such as Foreign Account Tax Compliance Act, Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;
●	expropriation, civil unrest and government instability; and
●	inconsistent application or enforcement of local laws, including tax laws.
(2)	Deterioration of Economic Conditions Could Negatively Impact Seaboard’s Business. Seaboard’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates (including the LIBOR phase out), availability of capital markets, consumer spending rates, energy availability and costs, impacts caused by pandemics and other public health emergencies, including the COVID-19 pandemic, and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for and production of Seaboard’s meat products, grains, shipping services and other products, or the cost and availability of needed raw materials and packaging materials, thereby negatively affecting Seaboard’s financial results. If economic or market conditions in key global markets deteriorate, Seaboard may experience material adverse effects on its business, financial condition and results of operations. For example, Seaboard is monitoring the continued impact of the COVID-19 pandemic, which has already caused significant disruption to global financial markets and supply chains in 2020. The significance of the operational and financial impact to Seaboard in 2021 and after will depend on future developments, which are uncertain and cannot be predicted. The national and global economic conditions, could, among other things:
●	impair the financial condition of some of Seaboard’s customers and suppliers, thereby increasing customer bad debts or non-performance by customers and suppliers;
●	negatively impact global demand for protein and grain-based products, which could result in a reduction of revenues, operating income and cash flows;
●	decrease the value of Seaboard’s investments in equity and debt securities, including pension plan assets, causing losses that would adversely impact Seaboard’s net earnings; and
●	impair the financial viability of Seaboard’s insurers.

Business and Operational Risks

(1)	Seaboard’s Common Stock Is Thinly Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held and thinly traded on a daily basis on the NYSE American. Seaboard Flour LLC and SFC Preferred, LLC, which are beneficially owned by the Bresky family, hold approximately 77% of Seaboard’s outstanding common stock. Accordingly, the price of a share of Seaboard common stock could fluctuate more significantly from day-to-day than that of a share of more widely held stock that is actively traded on a daily basis.
(2)	Decentralization May Present Certain Risks. Seaboard’s operations are relatively decentralized in comparison with its peers. While Seaboard executive management believes this practice enables it to remain responsive to risks, opportunities and to customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that executive management may be slower or less able to identify or react to problems affecting a key business than in a more centralized environment. In addition, it means that Seaboard may be slower to detect compliance related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or Seaboard’s internal policies) and that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect Seaboard’s business, financial condition or results of operations.
(3)	Seaboard Has Investments in Non-Consolidated Affiliates That Are Managed by Third Parties. Seaboard has several equity method investments in which it owns 50% or less, with various third-party business partners owning the remaining equity. Due to the ownership structure of these affiliates, Seaboard does not control all of the decision making processes and could be exposed to various business risks if the business partners’ business decisions do not align with Seaboard’s best interests, which could adversely impact the results for Seaboard’s income (loss) from affiliates.
(4)	Seaboard Is Increasingly Dependent on Information Technology Systems to Manage and Support a Variety of Business Processes and Activities. Seaboard may be adversely impacted if it is unable to protect its information technology systems against, or effectively respond to, cyber-attacks or cybersecurity breaches. Seaboard may also be adversely impacted if third parties on whom Seaboard relies are unable to similarly protect their information technology systems. Attempted cyber-attacks and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise. Any significant penetration, invasion, destruction, or interruption of these systems could negatively impact operations and there is a risk of business interruption and reputational damage from the unauthorized disclosure of confidential information and a risk of loss to financial assets related to manipulated electronic communications. This includes additional costs for increased security, system remediation and breach detection. If Seaboard is unable to prevent such breaches or failures or if a third party on whom Seaboard relies is unable to prevent such breaches or failures, Seaboard’s operations could be disrupted or it could negatively impact Seaboard’s financial condition, results of operations and the market price of its common stock.
(5)	Seaboard’s Operations are Subject to the General Risks of Litigation. Seaboard is involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders, or injured persons, and claims relating to product liability, contract disputes, antitrust regulations, intellectual property, advertising, labeling, wage and hour laws, employment practices or environmental matters. Neither litigation trends nor the outcomes of litigation can be predicted with certainty and adverse litigation trends and outcomes could negatively affect Seaboard’s financial results.

Specific Pork Segment Risks

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
(2)	Increases in Costs of This Segment’s Feed Components and Third-Party Hog Purchases Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and could be materially affected by commodity price fluctuations for corn and soybean meal. The results of this segment could be negatively affected by increased costs of its feed components. The increase in exports and continued operation of ethanol plants has elevated this risk as it has increased the demand for feed ingredients. Approximately 15% of this segment’s slaughtered hogs are purchased from third parties, and commodity price fluctuations for hogs could have an impact on this segment’s total costs. The cost and supply of feed components and the third-party hogs that this segment purchases are determined by constantly changing market forces of supply and demand, which are driven by matters over which Seaboard has no control, including weather, current and projected worldwide grain stocks and prices, grain export prices, subsidies and tariffs, and governmental agricultural policies. This segment attempts to manage certain of these risks through the use of commodity derivatives; however, this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork prices correspondingly increase, increases in the prices of this segment’s feed components or in the cost of third-party hogs purchased would adversely affect Seaboard’s operating margins.
(3)	Seaboard May Be Unable to Obtain and Retain Appropriate Personnel. The nature of the work and remote locations of the pork processing plant and live hog operations, along with a more restrictive national policy on immigration, have affected and could continue to negatively affect the availability and cost of labor. This segment is dependent on having a sufficient number of properly trained operations personnel. Attracting and retaining qualified personnel is important to this segment’s success. The inability to acquire and retain the services of such personnel could have a material adverse effect on Seaboard’s operations.
(4)	The Loss of This Segment’s Oklahoma Pork Processing Plant or the STF Plant Could Adversely Affect the Business. This segment is largely dependent on the continued operation of its Oklahoma pork processing plant and the STF plant. The loss of or damage to either of these plants for any reason, including fire, tornado or earthquake, or the occurrence of adverse governmental action could adversely affect the business of this segment. Seaboard provides approximately one-third of STF’s hogs for processing and also markets substantially all pork products produced. The closure, even temporarily, loss of, or damage to these plants for any reason, including pandemic, fire, tornado, earthquake, or the occurrence of adverse governmental action could adversely affect the business of this segment and have a material adverse effect on Seaboard’s liquidity and financial results.
(5)	This Segment is Subject to Complex Laws and Regulations That May Adversely Affect the Revenues, Costs, Manner or Feasibility of Doing Business. Federal, state and local laws, and domestic and international regulations governing worker health and safety, environmental protection, food safety and animal health and welfare significantly affect this segment’s operations. Some requirements applicable to this segment may also be enforced by citizen groups. For example, operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, odors, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. In another example, the State of California enacted Proposition 12, the Farm Animal Confinement Initiative (“Proposition 12”), which will prohibit, after December 31, 2021, the sale within the State of California of uncooked pork produced from breeding sows or its offspring which have been confined in less than 24 square feet of usable floor space. The constitutionality of Proposition 12 is being challenged in two separate lawsuits pending in California. This segment is assessing Proposition 12 and the related costs of compliance, such as the additional capital expenditures that would be needed for construction of barns and pens provided for the requisite expanded animal spacing, in the event the constitutionality of Proposition 12 is upheld. If this segment is unable to comply with Proposition 12, Seaboard would not be able to sell uncooked pork products in California, which accounted for approximately 9% of its direct sales for the year ended December 31, 2020, in addition to indirect sales through further processor customers. If other pork processors similarly are unable to comply with Proposition 12 and cannot sell uncooked pork products in California, this could result in a significant oversupply of uncooked pork products being sold in locations other than California, which could result in a significant decline in the sales prices of such products. Failure to comply with these laws and regulations and any future changes to them could result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages, negative publicity and the inability to do business in certain locales.
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
(7)	This Segment is Subject to Disruption of Operations at Suppliers. Disruption of operations at suppliers, including co-packers, may impact this segment’s product or raw material supply, which could have an adverse effect on Seaboard’s financial results. Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect Seaboard’s financial results.
(8)	International Trade Barriers Could Adversely Affect This Segment’s Operations. This segment realizes revenues from international markets, particularly Japan, Mexico and China. International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. These and other risks have resulted in, and in the future may result in, border closings or other international trade barriers that could have an adverse effect on Seaboard’s earnings.
(9)	The Operating Profit of the Biodiesel Production Facilities Could Be Adversely Impacted by Various Factors. The profitability of this segment’s biodiesel plants could be adversely affected by various factors, including the market price of pork fat, other animal fats and vegetable oils, all of which are utilized to produce biodiesel, and the market price for biodiesel, which is influenced by world oil prices and U.S. government mandates and incentives to use biofuels. Unfavorable changes in these prices over extended periods of time or adverse changes in U.S. government mandates and incentives to use biofuels could adversely affect this segment’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to these facilities. Also, the federal blender’s credits are not permanent and may not be renewed beyond 2022.
(10)	Difficulties Could Be Experienced in the Conversion of the New Renewable Diesel Production Facility. In February 2019, the Pork segment purchased an idle ethanol plant in Kansas. Projected costs to convert the existing plant’s infrastructure to support the new renewable diesel production facility and the costs to construct the new portions of the renewable diesel plant are variable and could be higher than initially projected by the time the plant is operational. Also, significant construction delays could delay the expected timing of operations.

Specific Commodity Trading and Milling Segment Risks

(1)	This Segment Is Subject to Risks Associated with Foreign Operations. This segment principally operates in Africa, South America and the Caribbean and, in most cases, in what are generally regarded to be lesser-developed countries. Many of these foreign operations are subject to risks of doing business in lesser-developed countries, which are subject to potential civil unrest and government instability, increasing the exposure to potential expropriation, confiscation, war, insurrection, civil strife and revolution, corruption, currency inconvertibility and devaluation, and currency exchange controls. In addition, border restrictions and foreign government policies and regulations could restrict the purchase of various agricultural commodities and commodity products, reducing or limiting this segment’s ability to access materials or ports, or to limit this segment’s sales prices for products sold in local markets.
(2)	Fluctuations in Commodity Prices Could Adversely Affect the Business of This Segment. This segment’s sales are significantly affected by fluctuating worldwide prices for various commodities, such as wheat, corn, soybeans, soybean meal and, to a lesser degree, various other agricultural commodity products. These prices are determined by constantly changing market forces of supply and demand, as well as other factors over which Seaboard has little or no control. European flour exports, donated food aid, flour dumping practices and worldwide and local crop production could contribute to these fluctuating market conditions and could have a significant impact on this segment’s sales, value of commodities held in inventory and operating income.
(3)	This Segment Uses a Material Amount of Derivative Products to Manage Certain Market Risks. The commodity trading portion of this segment enters into various commodity derivative and foreign exchange derivative transactions to create what management believes is an economic hedge for commodity trades it executes or intends to execute with its customers. Failure to execute or improper execution of a derivative position, or a firmly committed sale or purchase contract, or a speculative transaction that closes without the desired result or exposure to counter party risk could have an adverse impact on the results of operations and liquidity.
(4)	This Segment Is Subject to Higher Than Normal Risks for Attracting and Retaining Key Personnel. In the commodity trading environment, loss of a key employee such as a commodity trader could have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and retaining business with various foreign customers. In the milling portion of this segment, employing and retaining qualified expatriate personnel are key elements to success given the difficult living conditions, the unique operating environments and the reliance on a relatively small number of executives to manage each individual location.

(5)	This Segment Faces Increasing Competition. This segment is experiencing increasing competition in certain foreign markets by well-capitalized originators, traders of commodities making sales directly to end-use customers and industrial-asset owners that compete in the same markets as this segment. If various competing raw-material originators refuse to sell commodities to Seaboard for sale in these foreign markets, it could be more challenging for this segment to purchase commodities for sale to its customers at competitive prices. Also, competition exists in the milling business with imported products or other local producers. This segment’s sales volume and sale prices for commodities to customers, as well as results of operations, could be adversely impacted by such increased competition.

Specific Marine Segment Risks

(1)	The Demand for This Segment’s Services Are Affected by International Trade and Fluctuating Freight Rates. This segment provides cargo shipping services in the U.S. and in many different countries in the Caribbean and Central and South America. In addition to the risks of overseas operations, fluctuations in economic conditions and unstable or hostile local political situations in the countries in which this segment operates could affect trade volumes and cargo freight rates, as well as adversely affect this segment’s results of operations.
(2)	Chartered Ships Are Subject to Fluctuating Rates. Time-charter expenses are one of this segment’s largest expenses. These costs can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a long-term charter contract will be favorable to this segment’s business. Accordingly, entering into either long-term charter hire contracts during periods of decreasing charter hire costs or short-term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on this segment’s results of operations. In an effort to improve cargo services on higher frequency routes and use more capacity, this segment purchases space, also known as slots, on certain third-party operated vessels. It is expected that this segment will continue purchasing slots in the future, but these ship providers may not be reliable and cause shipment delays or other challenges.
(3)	Hurricanes May Disrupt Operations. This segment’s port operations can be subject to disruption due to hurricanes, which could have an adverse effect on this segment’s results of operations.
(4)	This Segment Is Subject to Complex Laws and Regulations That May Adversely Affect the Revenues, Costs, Manner or Feasibility of Doing Business. Regulations governing worker health and safety, environmental protection, port and terminal security, and the operation of vessels, including fuel regulations, significantly affect this segment’s operations, including rate discussions and other related arrangements. Many aspects of the shipping industry, including rate agreements and vessel cost sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, as well as regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require installation of costly equipment or operational changes, while the failure to comply may result in administrative and civil penalties, criminal sanctions, the suspension or termination of Seaboard’s operations or detention of its vessels. In addition, future changes in laws, regulations and standards, including allowed freight rate discussions and other related arrangements, may result in additional costs or a reduction in revenues.

Specific Sugar and Alcohol Segment Risks

(1)	The Success of This Segment Depends on the Condition of the Argentine Economy, Currency and Political Climate. This segment operates a sugar mill, alcohol production and power generation facility in Argentina. Fluctuations in economic conditions or changes in the Argentine political climate could have an impact on the costs of operations, the sales prices of products, export opportunities and the exchange rate of the Argentine peso to the U.S. dollar. In this regard, local sales prices for retail sugar and bioethanol are affected by government price controls and domestic prices for sugar are affected by import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets. If import duties are changed, this could have a negative impact on the sales prices of this segment’s products. In addition, the majority of this segment’s sales are within Argentina, and any Argentine government attempts to control inflation through retail price controls on mass consumption products, including sugar, could adversely impact the local sales prices of this segment’s products and the results of operations for this segment. In the second quarter of 2018, Argentina was determined to be a highly inflationary economy. A devaluation of the Argentine peso would have a negative impact on this segment’s financial position and results of operations.
(2)	This Segment Is Subject to the Risks That Are Inherent in any Agricultural Business. Seaboard’s results of operations for this segment may be adversely affected by numerous factors over which Seaboard has little or no control and that are inherent in any agricultural business, including reductions in the market prices for this segment’s products, adverse weather and growing conditions, pest and disease problems, and new government regulations regarding agriculture and the marketing of agricultural products. Of these risks, weather particularly could adversely affect the amount and quality of the sugarcane produced by this segment and its competitors located in other regions of Argentina.

(3)	The Loss of This Segment’s Sole Processing Facility Would Adversely Affect the Business. This segment is largely dependent on the continued operation of a single sugar mill. The loss of or damage to this mill for any reason, including fire, tornado or earthquake, or the occurrence of adverse governmental action or labor unrest resulting in labor strikes could adversely affect the business of this segment.
(4)	Labor Relations Challenges Could Adversely Affect Operations. This segment is dependent on unionized labor at its single sugar mill in Argentina. The political and economic environment in Argentina makes normal labor relations very challenging. Contributing to the situation are the historical policies of Argentina’s government and the failure of the Argentine courts to enforce contractual obligations with unions and basic property rights. Interruptions in production as a result of labor unrest could adversely impact the quantity of sugarcane harvested and the amount of sugar, alcohol and power produced and could interfere with the distribution of products stored at the facility.
(5)	The Operating Profit of the Alcohol Production Facility Could Be Adversely Impacted by Government Regulations. The profitability of this segment’s alcohol production facility could be adversely affected by Argentine government regulations regarding production quotas, fuel blends and sales prices in the bioethanol market. In addition, corn alcohol producers in Argentina have increased competition in the bioethanol market. Adverse changes in the Argentine government’s regulations regarding bioethanol production quotas and fuel blends could adversely affect this segment’s results of operations.

Specific Power Segment Risks

(1)	The Success of This Segment Depends on the Condition of the Dominican Republic Economy, Currency and Political Climate. Fluctuations in economic conditions or changes in the Dominican Republic political climate could have an impact on the costs of operations, the sales prices of products and the exchange rate of the Dominican peso to the U.S. dollar. In addition to significant currency fluctuations and the other risks of overseas operations, this segment could experience difficulty in obtaining timely collections of trade receivables from the government-owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. Currently, the Dominican Republic does not allow a free market to enable prices to rise with demand as the supply is restricted due to insufficient cash flow from electric distributors and the subsidy the government provides, which could limit this segment’s profitability. As a result, the government has the ability to arbitrarily decide which power units will be able to operate, which can ultimately determine spot market prices for electricity generated and sold into the power grid and, therefore, could have adverse effects on results of operations.
(2)	Supply of Natural Gas Is Limited in the Dominican Republic. Supply of natural gas in the Dominican Republic is limited to one primary supplier. The current barge can run on other types of fuel, but the power barge under construction, will operate only on natural gas. Supply disruptions of natural gas could have a negative impact on this segment’s operating income.
(3)	The Demand for This Segment’s Services Are Affected by Competitors. This segment sells the power it generates primarily to government-owned distribution companies and the government has the ability to decide which power units will be able to operate. Typically, dispatch is done on the basis of a merit list with lower cost power plants dispatched before those with higher costs. More efficient power producer competitors, such as from renewable energy, including hydro, solar, and wind, or other nonrenewable energy sources like coal, are less costly to operate, and could cause the demand for this segment’s energy to decline and the spot market rates to decline as well, which will adversely affect this segment’s results of operations.
(4)	Difficulties Could Be Experienced in the Construction and Installation of the New Power Generating Barge. The new power generating barge is being constructed in Singapore. Installation and commissioning are anticipated to take several months, with commercial operations currently expected at the end of 2021. Significant construction delays or other difficulties encountered in the start-up of operations could have adverse effects on results of operations.

Specific Turkey Segment Risks

(1)	Fluctuations in Commodity Turkey Prices Could Adversely Affect the Results of Operations. Sales prices for turkey products are directly affected by both domestic and worldwide supply and demand for turkey products and other proteins, which are determined by constantly changing market forces of supply and demand as well as other factors over which Butterball has little or no control. Butterball’s results of operations and the value of Seaboard’s investment in Butterball could be adversely affected by fluctuations in turkey commodity prices.
(2)	Increases in Costs of Butterball’s Feed Components Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising turkeys and could be materially affected by commodity price fluctuations for corn, soybean meal and other commodity grain inputs. Butterball’s results may be negatively affected by increased costs of the feed components. Butterball attempts to manage some of these risks through the use of commodity derivatives; however, this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale turkey prices correspondingly increase, increases in the prices of Butterball’s feed components would adversely affect Butterball’s results of operations and the value of Seaboard’s investment in Butterball.

(3)	Adverse Operating Results or Inability to Renew Financing Could Result in Need for Additional Investment. Butterball has third-party bank loan facilities, some of which are up for renewal in the next year, that are secured by substantially all of the assets of Butterball. Adverse operating results could cause Butterball to default on such loan facilities or cause lenders to not renew existing financing, which could result in a significant adverse impact on Butterball’s financial position or result in Seaboard needing to increase its investment or provide financing to Butterball.
(4)	Decreased Perception of Value in the Butterball Brand and Changes in Consumer Preferences Could Adversely Affect Sales Quantity and Price of Butterball Products. Butterball is a premium brand name, built on a long history of offering a quality product that has been differentiated in the market. The value of the Butterball brand allows for sales of a higher unit price than other turkey products. In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts and develop new products. Consumer product preferences continue to evolve as a result of, among other things, shifting consumer demographics; changes in consumer lifestyles; digital shopping patterns; and competitive product and pricing pressures. If Butterball’s products fail to meet consumer preferences, or Butterball fails to introduce new products or product extensions on a timely basis, the brand value could diminish significantly. In addition, negative news reports for any reason related to Butterball or the turkey/poultry industry could negatively impact this brand perception, Butterball’s results of operations and the value of Seaboard’s investment in Butterball.
(5)	The Loss of Butterball’s Primary Further Processing Facility Could Adversely Affect Butterball’s Business. Although Butterball has four processing plants and two further processing plants, Butterball is disproportionately dependent on the continued operation of the processing plant in Mt. Olive, North Carolina, that handles a significant volume of the production of further processed turkey products. The closure, even temporarily, loss of or damage to this plant for any reason, including pandemic, fire, hurricane, tornado, or the occurrence of an adverse governmental action could adversely affect the results of operations and financial position for Butterball and the value of Seaboard’s investment in Butterball.
(6)	Health Risk to Poultry Could Adversely Affect Production, the Supply of Raw Materials and Butterball’s Business. Butterball is subject to risks relating to its ability to maintain animal health and control diseases, such as avian influenza. The general health of the turkeys and reproductive performance could have an adverse impact on production and production costs, the supply of raw material to Butterball’s processing operations and consumer confidence. If Butterball’s turkeys are affected by disease, Butterball may be required to destroy infected birds, which could adversely affect Butterball’s production or ability to sell or export its products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Butterball products, resulting in an adverse effect on Butterball’s results of operations and the value of Seaboard’s investment in Butterball.
(7)	Butterball May Be Unable to Obtain and Retain Appropriate Personnel. The nature of the work and remote locations of some of Butterball’s processing plants and live turkey operations, along with a more restrictive national policy on immigration, have affected and could continue to negatively affect the availability and cost of labor. Butterball is dependent on having sufficient properly trained operations personnel. Attracting and retaining qualified personnel is important to Butterball’s success. The inability to acquire and retain the services of such personnel could have a material adverse effect on Butterball’s operations and the value of Seaboard’s investment in Butterball.
(8)	Butterball is Subject to Disruption of Operations at Co-packers or Other Suppliers. Disruption of operations at co‑packers or other suppliers may impact Butterball’s product or raw material supply, which could have an adverse effect on Butterball’s financial results. Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect Butterball’s financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Management believes that Seaboard’s present facilities are adequate and suitable for its current purposes. Seaboard’s principal properties by segment are described below:

(1)   Pork — Seaboard’s Pork segment owns a pork processing plant in Guymon, Oklahoma. It has a double-shift capacity to process approximately six million hogs annually and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations consist of the breeding and raising of approximately eight million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This segment owns and operates eight centrally located feed mills, which have a combined capacity to produce approximately three million tons of formulated feed annually. These feed mills are used primarily to support Seaboard’s existing hog production and have the capability of supporting additional hog production in the future. These facilities are located in Iowa, Oklahoma, Texas, Kansas and Colorado. The Pork segment also operates a ham-boning and processing plant in Mexico that has the capacity to process 96 million pounds of ham annually. The Pork segment owns biodiesel plants in Oklahoma and Missouri, with the capacity to produce 46 million gallons and 30 million gallons, respectively, of biodiesel annually. In 2019, the Pork segment purchased and began modifying an idle ethanol plant in Hugoton, Kansas, to produce renewable diesel with operations currently expected to begin in 2022. The Kansas plant is currently expected to produce 85 million gallons of renewable diesel annually when operating at full capacity.

(2)   Commodity Trading and Milling — Seaboard’s CT&M grain-processing business, which includes 10 consolidated and 17 non-consolidated affiliates, operates facilities at 41 locations in 23 countries. Seaboard and its affiliates produce approximately six million metric tons of wheat flour, maize meal, manufactured feed and oilseed crush commodities per year in addition to other related grain-based products. The grain-processing and related agribusiness operations located in Botswana, Brazil, Colombia, the Democratic Republic of Congo, Ecuador, Gambia, Ghana, Guyana, Haiti, Jamaica, Kenya, Lesotho, Mauritania, Morocco, Mozambique, Nigeria, Peru, Republic of Congo, South Africa, Turkey, and Zambia own their facilities; and in Ivory Coast, Kenya, Lesotho, Morocco, Mozambique, Nigeria, Republic of Congo, Senegal and Zambia, the land on which certain facilities are located is leased under long-term agreements. Certain foreign milling operations may operate at less than full capacity due to low demand, poor consumer purchasing power, excess milling capacity in their competitive environment or imported flour. The commodity trading business has 13 offices in 12 countries, in addition to two non-consolidated affiliates in two other countries. Seaboard’s CT&M segment owns three 18,900 metric ton deadweight dry bulk vessels and charters between 32 and 56 bulk vessels with deadweights ranging from 3,000 to 81,000 metric tons under short-term agreements.

(3)   Marine — Seaboard’s Marine segment leases approximately 297,000 square feet of off-port warehouse space and approximately 86 acres of port terminal land and facilities in Miami, Florida, which are used in its containerized cargo operations. Seaboard’s Marine segment also leases an approximately 100-acre cargo handling and marine terminal facility in Houston, Texas, which includes several warehouses totaling approximately 690,000 square feet for cargo storage. The Marine segment owns three ocean cargo vessels with deadweights ranging from 7,700 to 11,000 metric tons. In addition, this segment charters approximately 21 vessels under contracts with a remaining average term of approximately eleven months with deadweights ranging from approximately 5,000 to 34,700 metric tons. Seaboard’s Marine segment owns or leases dry, refrigerated and specialized containers and other related equipment.

(4)   Sugar and Alcohol — Seaboard’s Sugar and Alcohol segment owns nearly 70,000 acres of planted sugarcane and a sugar mill with an annual capacity to crush approximately three million metric tons of sugar cane. The facility, including an alcohol distillery, has an annual production capacity of approximately 250,000 metric tons of sugar and approximately 33 million gallons of alcohol. This capacity is sufficient to process all of the cane harvested by this segment and additional quantities purchased from third-party farmers in the region. The sugarcane fields, processing mill, distillery and 51-megawatt cogeneration power plant are located in northern Argentina in the Salta Province. This area experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar and alcohol produced.

(5)   Power — Seaboard’s Power segment owns one power generating barge with capacity to generate approximately 108 megawatts of electricity that is secured on the Ozama River in Santo Domingo, Dominican Republic. Seaboard’s Power segment is currently constructing a new floating power barge with capacity to generate approximately 146 megawatts of electricity that also will be secured nearby on the Ozama River.

(6)   Turkey — Seaboard’s Turkey segment has a total of four processing plants, two further processing plants and numerous company and third-party live production facilities and feed milling operations, located in North Carolina, Arkansas, Missouri and Kansas. These facilities produce over one billion pounds of turkey each year. Although capacity to meet core further processing demand is sufficient, Butterball uses third-party copacker arrangements to supplement portions of its portfolio where it either does not maintain competencies, or to meet demand beyond its internal production capacity.

Item 3. Legal Proceedings

The information required by this item is included in Note 9 to the consolidated financial statements.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Seaboard’s common stock is traded on the NYSE American under the symbol SEB. Seaboard had 2,873 stockholders of record of its common stock as of January 31, 2021.

Stock Performance Graph

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

The following line graph shows a five-year comparison of cumulative total return for Seaboard Corporation, the NYSE American Index and the companies comprising the Peer Group, weighted by market capitalization for the five fiscal years commencing December 31, 2015 and ending December 31, 2020.

The comparison of cumulative total returns presented in the above graph was plotted using the following index values and common stock price values:

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20

Seaboard Corporation	$100.00	$136.52	$152.58	$122.60	$147.62	$105.57
NYSE American	$100.00	$119.65	$120.83	$103.00	$116.58	$113.81
Peer Group	$100.00	$112.71	$113.74	$94.57	$117.36	$122.98

In each of the four quarters of 2020 and 2019, Seaboard declared and paid quarterly dividends of $2.25 per share of common stock. In each of the four quarters of 2018, Seaboard declared and paid quarterly dividends of $1.50 per share of common stock. Seaboard’s Board of Directors intends that Seaboard will continue to pay quarterly dividends for the reasonably foreseeable future, with such future dividends and the amount of any such dividends being subject to the determination, declaration and discretion of Seaboard’s Board of Directors and dependent upon factors such as Seaboard’s financial condition, results of operations, and, current and anticipated cash needs, including capital requirements. As discussed in Note 8 to the consolidated financial statements, Seaboard’s ability to declare and pay dividends is subject to limitations imposed by debt agreements.

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock, may be granted.

Seaboard’s share repurchase program expired on October 31, 2020. There were no purchases made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the SEC) of shares of Seaboard’s common stock during the fourth quarter of the fiscal year covered by this report. See Note 12 to the consolidated financial statements for discussion of share repurchase activity during 2020.

Item 6. Selected Financial Data

	Years ended December 31,
(Millions of dollars except per share amounts)	2020	2019 (a)		2018 (a)	2017 (a)		2016 (a)
Net sales	$7,126	$6,840		$6,583	$5,809		$5,379
Operating income	$245	$110		$236	$250		$222
Other investment income (loss), net	$84	$225		$(152)	$177		$69
Net earnings attributable to Seaboard	$283	$287		$3	$255	(c)	$307
Basic earnings per common share	$244.21	$246.62		$2.26	$217.56	(c)	$262.58
Total assets	$6,399	$6,349	(b)	$5,365	$5,192		$4,776
Long-term debt, less current maturities	$707	$730		$739	$482		$499
Stockholders’ equity	$3,828	$3,601		$3,372	$3,431		$3,188
Dividends declared per common share (d)	$9.00	$9.00		$6.00	$6.00		$—

(a)	During 2020, Seaboard elected to change its method for valuing its inventories that previously used the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The effects of the change in accounting principle from LIFO to FIFO have been retroactively applied to all periods presented.
(b)	Total assets increased $496 million with the adoption of new leasing guidance in 2019 that required the recognition of ROU assets for most operating leases.
(c)	In 2017, Seaboard recorded $65 million of additional income tax expense, or $55.31 per common share, as a result of the December 22, 2017 enactment of the Tax Cuts and Job Act (the “2017 Tax Act”). See Note 14 to the consolidated financial statements for further information on the 2017 Tax Act.
(d)	In 2017, Seaboard resumed declaring quarterly dividends. In December 2012, Seaboard declared and paid a dividend of $12.00 per common share. The amount of the dividend represented a prepayment of the annual 2013, 2014, 2015 and 2016 dividends ($3.00 per common share per year). Basic and diluted earnings per common share are the same for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Sales and costs of Seaboard’s segments are significantly influenced by worldwide fluctuations in commodity prices and changes in foreign political and economic conditions. Accordingly, sales, operating income and cash flows can fluctuate significantly from year to year. As each segment operates in a distinct industry and a different geographic location, management evaluates their operations separately. Seaboard’s reporting segments are based on information used by Seaboard’s CEO to determine allocation of resources and assess performance, in his capacity as chief operating decision maker.

Seaboard’s operations have been both directly and indirectly impacted by the COVID-19 pandemic. At the onset of the pandemic in March and April of 2020, Seaboard experienced a change in product mix, including a significant decline in volume and prices for food service business due to restaurant closings, less demand for transportation due to customers temporarily shut down due to government orders and capital market volatility. Seaboard saw improvement in its third and fourth quarter 2020 results though challenges remain. Seaboard continues to encounter partially staffed shifts, lock downs or curfews in some geographic regions and the impacts from commodity market volatility. The near and long-term impacts of COVID-19 on Seaboard’s operations and the global economy are unknown and impossible to predict with any level of certainty.

Pork Segment

The Pork segment primarily produces hogs to process and sells fresh and frozen pork products throughout the U.S. and to foreign markets. Sales prices are directly affected by both domestic and worldwide supply and demand for pork products and other proteins. Feed accounts for the largest input cost in raising hogs and is materially affected by price changes for corn and soybean meal. Market prices for hogs purchased from third parties for processing at the plant also represent a major cost factor. Within the portfolio of Seaboard’s businesses, management believes profitability of the Pork segment is most susceptible to commodity price fluctuations. As a result, this segment’s operating income and cash flows can materially fluctuate from year to year, significantly affecting Seaboard’s consolidated operating income and cash flows. This segment is Seaboard’s most capital-intensive segment, representing approximately 58% of Seaboard’s total fixed assets, in addition to approximately 48% of total inventories, as of December 31, 2020. With the plant generally operating at capacity, Seaboard is continually looking for ways to enhance the plant’s operational efficiency, while also looking to increase margins by introducing new, higher value products. This segment also produces biodiesel for sale to third parties. Sales prices are affected by the supply and demand of diesel and environmental credit initiatives.

CT&M Segment

The CT&M segment provides integrated agricultural commodity trading, processing and logistics services. The majority of the CT&M segment’s sales are derived from sourcing agricultural commodities from multiple origins which are delivered to third-party and affiliate customers in various international locations. The execution of these purchase and delivery transactions have long cycles of completion, which may extend for several months with a high degree of price volatility. As a result, these factors can significantly affect sales volumes, operating income, working capital and related cash flows from period to period. This segment represents approximately 46% of Seaboard’s total inventories as of December 31, 2020. This segment owns three vessels, but the majority of the trading business is transacted with chartered ships. Consolidated and non-consolidated affiliates operate the grain processing business in foreign countries that are, in most cases, lesser developed. Foreign operations can be significantly impacted by changes in local crop production, political instability and local government policies, as well as fluctuations in economic and industry conditions and foreign currency exchange rates. This segment’s sales are also significantly affected by fluctuating prices of various commodities, such as wheat, corn and soybean meal. Exports from various countries can exacerbate volatile market conditions that may have a significant impact on this segment’s sales and operating income. Profit margins are sometimes protected by using commodity derivatives and other risk management practices. The CT&M segment has invested in several entities in recent years and continues to seek opportunities to expand its business.

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

Power Segment

The Power segment is an independent power producer in the Dominican Republic. Spot market rates are impacted by fuel prices and the various producers supplying power to the grid. While fuel is this segment’s largest cost component and is subject to price fluctuations, higher fuel costs generally have been passed on to customers.

Turkey Segment

The Turkey segment, accounted for using the equity method, produces turkeys to process and sells turkey products. Sales prices are directly affected by both domestic and worldwide supply and demand for turkey products and other proteins. Feed accounts for the largest input cost in raising turkeys and is materially affected by price changes for corn and soybean meal. As a result, commodity price fluctuations can significantly affect the profitability and cash flows of Butterball.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

As of December 31, 2020, Seaboard had cash and short-term investments of $1.5 billion and additional total working capital of $737 million. Cash and short-term investments as of December 31, 2020 decreased $18 million from December 31, 2019. The decrease was primarily the result of $259 million of capital expenditures and $69 million of long-term debt payments, partially offset by $291 million of cash from operations. Cash from operating activities increased $120 million primarily due to higher adjusted earnings partially offset by uses of cash for working capital.

As of December 31, 2020, $52 million of the $1.5 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Capital Expenditures, Acquisitions and Other Investing Activities

During 2020, Seaboard invested $259 million in property, plant and equipment, of which $207 million was in the Pork segment and $27 million in the Power segment. The Pork segment expenditures were primarily for the expansion of the Oklahoma pork processing plant and the modifications of an idle ethanol plant and its related assets in Hugoton, Kansas. The Power segment expenditures were primarily for its power generating barge under construction. All other capital expenditures were primarily of a normal recurring nature such as replacements of machinery and equipment and general facility modernizations and upgrades.

The total budget for 2021 capital expenditures is approximately $456 million, with $340 million planned in the Pork segment and $25 million in the Power segment to complete the new barge and interconnection for existing barge at a different site. The Pork segment budgeted approximately $173 million to complete modifications to convert an acquired idle ethanol facility to a renewable diesel plant with operations currently expected to begin in 2022, and the remainder to new projects, including biogas recovery projects. Certain projects or purchases were delayed due to COVID-19, so overall capital expenditures are expected to be higher than last year. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Seaboard has acquired businesses in 2020, 2019 and 2018, and intends to continue to look for opportunities to further grow and diversify its operations, but there are no definitive plans at this time. Also, from time to time, Seaboard may fund capital calls and issue borrowings for its equity method investments based on the specific facts and circumstances. During 2020, Seaboard contributed $8 million to non-consolidated affiliates for working capital needs.

Financing Activities

The following table presents a summary of Seaboard’s available borrowing capacity. During 2020, Seaboard entered into a committed line of credit agreement for $250 million of additional liquidity for working capital and general corporate purposes.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,028
Amounts drawn against lines	(222)
Available borrowing capacity as of December 31, 2020	$806

Seaboard has debt of $763 million, which includes term loans of $714 million and foreign subsidiary obligations of $49 million. Subsequent to year-end, Seaboard repaid $46 million of foreign subsidiary obligations. Seaboard has capacity under its debt covenants to undertake additional debt financings of approximately $1.3 billion as of December 31, 2020. See Note 8 to the consolidated financial statements for further discussion of debt.

Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard's financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous. Accordingly, management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations for the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Several of Seaboard’s segments have long-term contractual obligations, including non-cancelable lease agreements and purchase commitments. See Notes 6 and 9 to the consolidated financial statements for discussion on purchase commitments and leases, respectively.

The following table provides a summary of Seaboard’s long-term contractual obligations as of December 31, 2020:

	Payments due by period
		Less than	1-3	3-5	More than
(Millions of dollars)	Total	1 year	years	years	5 years
Purchase commitments	$2,404	$1,462	$288	$287	$367
Operating lease obligations	476	121	150	88	117
Finance lease obligations	112	14	28	25	45
Long-term debt	763	55	15	14	679
Interest payments on long-term debt (a)	91	13	24	23	31
Retirement benefit payments (b)	75	3	34	18	20
Mandatory deemed repatriation tax (c)	6	—	—	—	6
Total contractual cash obligations	$3,927	$1,668	$539	$455	$1,265

(a)	Interest payments in the table above include expected cash payments for interest on variable and fixed rate long term debt. Variable interest rates are based on interest rates as of December 31, 2020.
(b)	Retirement benefit payments in the table above represent expected benefit payments for various non-qualified pension plans and supplemental retirement arrangements as discussed in Note 10 to the consolidated financial statements, which are unfunded obligations that are deemed to be employer contributions. No contributions are planned at this time to the qualified pension plan.
(c)	U.S. federal income tax payable on mandatory deemed repatriation pursuant to the 2017 Tax Act.

Deferred income taxes and certain other long-term liabilities in the consolidated balance sheets are not included in the table above as management is unable to reliably estimate the timing of the payments for these items.

RESULTS OF OPERATIONS

Prior period financial information included in this Form 10-K has been adjusted for the effect of a change in method in accounting for inventory in the Pork segment. See Note 1 to the consolidated financial statements for further discussion of this change in accounting principle and the related impact to the financial statements.

Net sales for the years ended December 31, 2020, 2019 and 2018 were $7.1 billion, $6.8 billion and $6.6 billion, respectively. The increase for 2020 compared to 2019 primarily reflected higher volumes of certain commodities in the CT&M segment and higher volumes for pork products and hogs sold in the Pork segment, partially offset by lower cargo volumes in the Marine segment and lower spot prices and generation in the Power segment. The increase for 2019 compared to 2018 primarily reflected higher volumes of certain commodities in the CT&M segment and higher prices for pork products sold in the Pork segment, partially offset by lower biodiesel revenue in the Pork segment and lower volumes and prices of sugar and alcohol sold in the Sugar and Alcohol segment.

Operating income for the years ended December 31, 2020, 2019 and 2018 was $245 million, $110 million and $236 million, respectively. The increase for 2020 compared to 2019 primarily reflected lower derivative contract losses and higher margins on pork product sales in the Pork segment and higher margins on third-party sales and derivative contract gains in the CT&M segment, partially offset by lower revenues in the Power segment. The decrease for 2019 compared to 2018 primarily reflected derivative contract losses and lower margins on biodiesel sales in the Pork segment, lower alcohol margins in the Sugar and Alcohol segment and higher voyage costs in the Marine segment.

Pork Segment

(Millions of dollars)	2020	2019 ADJUSTED	2018 ADJUSTED
Net sales	$1,941	$1,851	$1,774
Operating income	$131	$60	$144
Loss from affiliates	$(9)	$(22)	$(30)

Net sales for the Pork segment increased $90 million for the year ended December 31, 2020 compared to 2019. The increase was primarily the result of higher volumes of pork products, market hogs and biodiesel sold and the recognition of more federal blender’s credits than the prior year, partially offset by lower biodiesel prices.

Operating income for the Pork segment increased $71 million for the year ended December 31, 2020 compared to 2019. The increase was primarily due to lower derivative contract losses, higher pork product sales, lower costs for feed and third-party hogs, more income associated with the federal blender’s credits received, and no expense related to the withdrawal liability from a multi-employer pension fund recorded in 2019 as discussed below, partially offset by higher plant processing costs and lower margins on biodiesel sales. Seaboard sells pork to international customers located in China, among other countries, and incremental tariffs, the duration of which is uncertain, continue to have a negative impact on earnings. Management is unable to predict market prices for pork products, the cost of feed or third-party hogs, the prices of biodiesel or the ongoing impacts of the COVID-19 pandemic for future periods. For 2021, it currently appears that overall costs will be higher than in 2020 because of higher grain prices. Based on these conditions, management cannot predict if this segment will be profitable in 2021.

Loss from affiliates has decreased primarily due to the STF plant processing more hogs and utilizing more capacity. STF’s operations began in September 2017 with a second shift commencing in October 2018.

Net sales for the Pork segment increased $77 million for the year ended December 31, 2019 compared to 2018. The increase was primarily the result of higher volumes and prices of market hogs sold, higher prices and volumes for pork products sold and the recognition of the federal blender’s credits of $60 million in 2019 for biodiesel production in tax years 2018 and 2019, partially offset by lower biodiesel prices and volumes. In December 2019, the President of the U.S. signed into law the Further Consolidated Appropriations Act that extended the federal blender’s credits through 2022. In the first quarter of 2018, the Pork segment received $42 million of revenue related to 2017 biodiesel production.

Operating income for the Pork segment decreased $84 million for the year ended December 31, 2019 compared to 2018. The decrease was primarily due to derivative contract losses, lower margins on biodiesel sales and a $14 million expense related to the withdrawal liability from a multi-employer pension fund as discussed in Note 10 to the consolidated financial statements, partially offset by higher margins on pork product sales and the increase in federal blender’s credits received. Margins on pork product sales increased as higher sales prices were only partially offset by higher production and processing costs.

CT&M Segment

(Millions of dollars)	2020	2019	2018
Net sales	$3,994	$3,672	$3,428
Operating income as reported	$118	$62	$46
Marked-to-market adjustments	(15)	5	3
Operating income excluding marked-to-market adjustments	$103	$67	$49
Income (loss) from affiliates	$(2)	$(5)	$(11)

Net sales for the CT&M segment increased $322 million for the year ended December 31, 2020 compared to 2019. The increase primarily reflected higher volumes of certain commodities to third-party customers, including sales from a business acquired in October 2019, and higher corn, soybean and other commodity prices, partially offset by lower volumes to affiliates.

Operating income for the CT&M segment increased $56 million for the year ended December 31, 2020 compared to 2019. The increase primarily reflected higher margins on third-party sales, including margins for a business acquired in October 2019, from higher prices and volumes, derivative contract gains of $20 million related to mark-to-market adjustments and lower selling, general and administrative expenses. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, the volatility in the commodity markets and the ongoing impacts of the COVID-19 pandemic, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment in 2021, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $15 million in 2020 and higher by $5 million and $3 million in 2019 and 2018 respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in fair value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing marked-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and therefore, these marked-to-market adjustments could reverse in fiscal 2021. Management believes eliminating these marked-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

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

Marine Segment

(Millions of dollars)	2020	2019	2018
Net sales	$1,005	$1,061	$1,057
Operating income	$21	$4	$25
Income from affiliates	$2	$3	$2

Net sales for the Marine segment decreased $56 million for the year ended December 31, 2020 compared to 2019. The decrease was primarily the result of lower cargo volumes, partially offset by slightly higher rates due to a change in cargo mix with more refrigerated containers that generally have a higher freight rate. The Marine segment’s results were significantly impacted in the second quarter of 2020 with a decrease of $67 million in sales compared to the same period in 2019 due to less demand with many of Marine’s customers temporarily shut down due to government orders associated with COVID-19.

Operating income for the Marine segment increased $17 million for the year ended December 31, 2020 compared to 2019. The increase was primarily the result of lower fuel costs due to the decrease in price and consumption and lower other voyage costs and terminal costs related to the reduction in cargo volumes. Management cannot predict fuel costs, cargo volumes and cargo rates, the ongoing impacts of the COVID-19 pandemic or to what extent changes in economic conditions in markets served will affect net sales or operating income for future periods. However, management anticipates positive operating income for this segment in 2021.

Net sales for the Marine segment increased $4 million for the year ended December 31, 2019 compared to 2018. The increase was primarily the result of a change in cargo mix, with more refrigerated containers that generally have a higher rate, partially offset by lower cargo volumes.

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

Sugar and Alcohol Segment

(Millions of dollars)	2020	2019	2018
Net sales	$106	$121	$184
Operating income (loss)	$2	$(16)	$9
Income from affiliates	$1	$1	$1

Net sales for the Sugar and Alcohol segment decreased $15 million for the year ended December 31, 2020 compared to 2019. The decrease primarily reflected lower volumes and prices of alcohol sold as a result of less demand for fuels with the lengthy COVID-19 pandemic lockdown, partially offset by higher sugar prices. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar. This segment’s functional currency is the U.S. dollar, which will continue to be effective as long as the Argentine economy is considered highly inflationary.

Operating income for the Sugar and Alcohol segment increased $18 million for the year ended December 31, 2020 compared to 2019. The increase primarily reflected higher margins on sugar due to higher prices and lower alcohol and sugar production costs. Management cannot predict local sugar and alcohol prices, the volatility in the currency exchange rate or the ongoing impacts of the COVID-19 pandemic for future periods. Based on these conditions, management cannot predict if this segment will be profitable in 2021.

Net sales for the Sugar and Alcohol segment decreased $63 million for the year ended December 31, 2019 compared to 2018. The decrease primarily reflected lower volumes and prices of sugar and alcohol sold.

Operating income for the Sugar and Alcohol segment decreased $25 million for the year ended December 31, 2019 compared to 2018. The decrease primarily reflected lower margins on alcohol, partially offset by lower selling, general and administrative expenses.

Power Segment

(Millions of dollars)	2020	2019	2018
Net sales	$64	$117	$122
Operating income	$3	$27	$21
Income from affiliates	$—	$3	$10

Net sales for the Power segment decreased $53 million for the year ended December 31, 2020 compared to 2019. The decrease primarily reflected lower spot market rates as a result of lower fuel prices and lower production related to more power generation from lower variable-cost producers.

Operating income for the Power segment decreased $24 million for the year ended December 31, 2020 compared to 2019 primarily due to lower revenues, partially offset by lower fuel costs due to lower prices and fuel consumption. Management cannot predict fuel costs, the extent that spot market rates will fluctuate compared to fuel costs or other power producers, or the ongoing impacts of the COVID-19 pandemic for future periods. Based on these conditions, management cannot predict if this segment will be profitable in 2021. Financial results are expected to be lower during the period of interconnection for the existing barge at a new site.

Net sales for the Power segment decreased $5 million for the year ended December 31, 2019 compared to 2018. The decrease primarily reflected lower spot market rates as a result of lower fuel prices.

Operating income for the Power segment increased $6 million for the year ended December 31, 2019 compared to 2018 primarily due to lower fuel costs, partially offset by lower revenues.

Income from affiliates decreased as the Power segment sold its 29.9% interest in an electricity generation facility during 2019.

Turkey Segment

(Millions of dollars)	2020	2019	2018
Loss from affiliate	$(10)	$(21)	$(16)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball. The decrease in loss from affiliate for 2020 compared to 2019 was primarily the result of higher sales attributable to more whole bird volumes and increased prices related to a stronger sales mix of value-added products sold and less interest expense, partially offset by higher live and production costs. The increase in loss from affiliate for 2019 compared to 2018 was primarily the result of higher production and other costs, including interest, partially offset by higher prices for turkey products sold. Management is unable to predict market prices for turkey products, the cost of feed or the ongoing impacts of the COVID-19 pandemic for future periods. Based on these conditions, management cannot predict if this segment will be profitable in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2020 decreased $7 million compared to 2019. The decrease was primarily the result of lower costs related to Seaboard’s deferred compensation program, recovery of bad debt expense and lower travel costs and other cost reduction efforts, partially offset by higher personnel costs, which included higher pension settlement charges in 2020. The deferred compensation program costs are offset by the effect of the mark-to-market on investments recorded in other investment income (loss). SG&A expenses for the year ended December 31, 2019 increased $22 million compared to 2018. The increase was primarily the result of increased personnel-related costs, including higher costs related to Seaboard’s deferred compensation program and the businesses acquired.

Interest Expense

Interest expense totaled $19 million, $36 million and $44 million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in interest expense for 2020 compared to 2019 primarily related to lower interest rates on outstanding debt and increased capitalized interest related to ongoing capital expenditure investments. The decrease in interest expense for 2019 compared to 2018 primarily related to lower interest rates on outstanding debt for the Sugar and Alcohol segment and more capitalized interest related to capital expenditure investments, partially offset by higher debt outstanding related to the Term Loan due 2028 amended in September 2018.

Interest Income

Interest income totaled $22 million, $30 million and $14 million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease for 2020 compared to 2019 was primarily due to less interest earned on debt securities. The increase for 2019 compared to 2018 was primarily due to increased investments in debt securities.

Other Investment Income (Loss), Net

Other investment income (loss), net totaled $84 million, $225 million and ($152) million for the years ended December 31, 2020, 2019 and 2018, respectively. The changes primarily reflect mark-to-market fluctuations on short-term investments.

Foreign Currency Gains (Losses), Net

Foreign currency gains (losses), net totaled ($31) million, $0 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in foreign currency losses for 2020 compared to 2019 primarily reflected losses in the euro, Zambian kwacha and South African rand, among fluctuations of other currency exchange rates in several foreign countries. The decrease in foreign currency gains for 2019 compared to 2018 primarily reflected losses in the Argentine peso, partially offset by fluctuations of other currency exchange rates.

Income Tax Expense

The 2020 effective tax rate was higher than the 2019 effective tax rate primarily due to decreased tax-exempt income and federal investment tax credits, partially offset by a decrease in foreign tax expense related to a change in the mix of domestic and foreign earnings as compared to the prior year. The 2019 effective tax rate was lower than the 2018 effective tax rate primarily due to increased federal investment tax credits and more tax-exempt income from the retroactive extension of the federal blender’s credits in December 2019 for both 2018 and 2019. Also, the 2018 rate was impacted by the change in tax classification of a wholly owned subsidiary from a partnership to a corporation and an adjustment to the Tax Cuts and Jobs Act (“2017 Tax Act”) income tax liability. See Note 14 to the consolidated financial statements for further information on Seaboard’s income taxes.

CRITICAL ACCOUNTING ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon Seaboard’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Seaboard to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. See Note 1 to the consolidated financial statements for a discussion of significant accounting policies. Management has identified the accounting estimates believed to be the most important to the portrayal of Seaboard’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates with the Audit Committee of the Board of Directors.

Accrued Pension Liability – The measurement of Seaboard’s pension liability and related expense is dependent on a variety of assumptions and estimates regarding future events. These assumptions include discount rates, assumed rate of return on plan assets, compensation increases, mortality rates and retirement rates. The discount rate and return on plan assets are important elements of liability and expense measurement and are reviewed on an annual basis. The effect of decreasing both the discount rate and assumed rate of return on plan assets by 50 basis points would be an increase in pension expense of approximately $4 million per year. The effects of actual results differing from the assumptions (i.e. gains or losses) are primarily accumulated in accrued pension liability and amortized over future periods if it exceeds the 10% corridor and, therefore, could affect Seaboard’s recognized pension expense in such future periods, as permitted under GAAP. See Note 10 to the consolidated financial statements for discussion of the pension rates and assumptions.

Income Taxes – Income taxes are determined by management based on current tax regulations in the various worldwide taxing jurisdictions in which Seaboard conducts its business. In various situations, accruals have been made for estimates of the tax effects for certain transactions, business structures, the estimated reversal of timing differences and future projected profitability of Seaboard’s various business units based on management’s interpretation of existing facts, circumstances and tax regulations. Should new evidence come to management’s attention that could alter previous conclusions, if tax laws change or if taxing authorities disagree with the positions taken by Seaboard, the change in estimate could result in a material adverse or favorable impact on the financial statements. An increase in the future U.S. federal income tax rate of 5% would increase tax expense on the reversal of timing differences by approximately $27 million as a one-time adjustment, which would be fully reflected in the period of enactment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The political and economic conditions of the countries in which Seaboard does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted. Since changes in foreign currency exchange rates affect the cash paid or received on foreign currency denominated receivables and payables, Seaboard manages certain of these risks through the use of foreign currency exchange agreements. Also, since changes in interest rates affect the cash required to service variable-rate debt, Seaboard uses interest rate exchange agreements to manage risks of increasing interest rates.

Equity price risk is the risk that Seaboard may incur losses due to adverse changes in the market prices of the equity securities it holds in its short-term investment portfolio. Market prices for equity securities are subject to fluctuation and may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. As of December 31, 2020 and 2019, the fair value of Seaboard’s marketable equity securities was approximately $835 million and $910 million, respectively. Seaboard enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments.

The following table presents the sensitivity of the fair value of Seaboard’s open net commodity future and option contracts, foreign currency exchange agreements, interest rates and marketable equity securities to a hypothetical 10% change in market prices, interest rates and foreign exchange rates as of December 31, 2020 and 2019. For all open derivatives, the fair value of such positions is a summation of the fair values calculated for each item by valuing each net position at quoted market prices as of the applicable date.

(Millions of dollars)	December 31, 2020	December 31, 2019
Grains and oilseeds	$9	$12
Vegetable oils	3	4
Energy related resources	—	2
Equity prices	84	91
Foreign currencies	13	11
Interest rates	2	—

The table below provides information about Seaboard’s long-term debt that is sensitive to changes in interest rates as of December 31, 2020. For this variable-rate debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

(Millions of dollars)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt:
Variable rate	$9	$8	$7	$7	$7	$649	$687
Weighted average interest rate	2.82%	2.57%	2.00%	1.77%	1.77%	1.77%	1.80%

Long-term debt sensitive to changes in interest rates as of December 31, 2019 totaled $749 million with a weighted average interest rate of 3.44%.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Seaboard Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income,  changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for certain inventories in the United States to the first-in, first-out (“FIFO”) method from the last-in, first-out (“LIFO”) method effective January 1, 2018.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02 - Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over net sales

As described in Note 13 to the consolidated financial statements, the Company earned $7.1 billion of net sales in 2020.  The net sales was primarily generated by the Pork, Commodity, Trading and Milling, Marine, Sugar and Alcohol, and Power reporting segments.  Within these reporting segments, the Company has operating locations in over 45 countries.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter.  Due to the geographical and reporting segment dispersion of net sales, we applied auditor judgment to determine the extent of locations at which to perform procedures. Furthermore, given the disaggregation of local management and language differences between locations, our audit team consisted of auditors located in multiple countries around the world.

The following are the primary procedures we performed to address this critical audit matter.  We evaluated the nature and amounts of the Company’s net sales at its various locations and applied auditor judgment to determine the locations at which procedures were to be performed.  We evaluated the design and implementation as well as tested the operating effectiveness of certain internal controls over the Company’s net sales process, including controls related to the recognition and consolidation of global net sales amounts.  We tested samples of individual net sales transactions by comparing the amounts recognized by the Company to relevant underlying documentation such as purchase orders, contractual arrangements, and delivery documents, as applicable.  In addition, we evaluated the sufficiency of audit evidence obtained over net sales by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

We have served as the Company’s auditor since 1959.

Kansas City, Missouri

February 16, 2021

SEABOARD CORPORATION

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Millions of dollars except share and per share amounts)	2020	2019 ADJUSTED	2018 ADJUSTED
Net sales:
Products (includes sales to affiliates of $1,125, $1,346 and $1,282)	$5,993	$5,610	$5,334
Services revenues (includes sales to affiliates of $21, $18 and $12)	1,058	1,104	1,116
Other	75	126	133
Total net sales	7,126	6,840	6,583
Cost of sales and operating expenses:
Products	5,580	5,316	4,963
Services	915	989	971
Other	57	89	99
Total cost of sales and operating expenses	6,552	6,394	6,033
Gross income	574	446	550
Selling, general and administrative expenses	329	336	314
Operating income	245	110	236
Other income (expense):
Interest expense	(19)	(36)	(44)
Interest income	22	30	14
Loss from affiliates	(18)	(41)	(44)
Other investment income (loss), net	84	225	(152)
Foreign currency gains (losses), net	(31)	—	4
Miscellaneous, net	3	2	(3)
Total other income (loss), net	41	180	(225)
Earnings before income taxes	286	290	11
Income tax expense	(3)	(3)	(8)
Net earnings	$283	$287	$3
Less: Net loss attributable to noncontrolling interests	—	—	—
Net earnings attributable to Seaboard	$283	$287	$3

Earnings per common share	$244.21	$246.62	$2.26
Average number of shares outstanding	1,161,526	1,165,758	1,170,501

Other comprehensive income (loss), net of income tax benefit (expense) of $3, $4 and $(2):
Foreign currency translation adjustment	(7)	(20)	(53)
Unrecognized pension cost	(23)	(10)	3
Other comprehensive loss, net of tax	$(30)	$(30)	$(50)
Comprehensive income (loss)	253	257	(47)
Less: Comprehensive loss (income) attributable to noncontrolling interests	(1)	—	1
Comprehensive income (loss) attributable to Seaboard	$252	$257	$(46)

See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Balance Sheets

	December 31,
(Millions of dollars except share and per share amounts)	2020	2019 ADJUSTED
Assets
Current assets:
Cash and cash equivalents	$76	$125
Short-term investments	1,465	1,434
Receivables:
Trade	381	370
Due from affiliates	111	109
Other	68	195
Total receivables	560	674
Allowance for credit losses	(28)	(28)
Net receivables	532	646
Inventories	1,178	1,086
Prepaid expenses	44	48
Other current assets	59	75
Total current assets	3,354	3,414
Net property, plant and equipment	1,582	1,431
Operating lease right of use assets, net	390	446
Investments in and advances to affiliates	698	735
Goodwill	167	164
Other intangible assets, net	54	58
Other non-current assets	154	101
Total assets	$6,399	$6,349
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$222	$246
Current maturities of long-term debt	55	62
Accounts payable (includes $7 and $14 to affiliates)	276	368
Accrued compensation and benefits	110	131
Deferred revenue (includes $38 and $32 to affiliates)	89	80
Operating lease liabilities	111	104
Accrued voyage costs	68	68
Other current liabilities	145	130
Total current liabilities	1,076	1,189
Long-term debt, less current maturities	707	730
Long-term operating lease liabilities	318	379
Accrued pension liability	179	159
Deferred income taxes	103	93
Long-term income tax liability	6	62
Other liabilities	182	136
Total non-current liabilities	1,495	1,559
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2020 and 1,164,848 shares in 2019	1	1
Accumulated other comprehensive loss	(471)	(440)
Retained earnings	4,287	4,030
Total Seaboard stockholders’ equity	3,817	3,591
Noncontrolling interests	11	10
Total equity	3,828	3,601
Total liabilities and stockholders’ equity	$6,399	$6,349
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Changes in Equity

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, January 1, 2018	$1	$(354)	$3,750	$11	$3,408
Cumulative effect of change in accounting principle (Note 1)	—	—	23	—	23
Adoption of new accounting standard (See Note 1)	—	(7)	7	—	—
Comprehensive loss:
Net earnings	—	—	3	—	3
Other comprehensive loss, net of tax	—	(49)	—	(1)	(50)
Repurchase of common stock	—	—	(5)	—	(5)
Additions to noncontrolling interests	—	—	—	4	4
Reduction to noncontrolling interests	—	—	(1)	(3)	(4)
Dividends on common stock, $6.00/share	—	—	(7)	—	(7)
Balances, December 31, 2018 ADJUSTED	1	(410)	3,770	11	3,372
Comprehensive income:
Net earnings	—	—	287	—	287
Other comprehensive loss, net of tax	—	(30)	—	—	(30)
Repurchase of common stock	—	—	(17)	—	(17)
Reduction to noncontrolling interests	—	—	—	(1)	(1)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2019 ADJUSTED	1	(440)	4,030	10	3,601
Adoption of new accounting standard (See Note 1)	—	—	(3)	—	(3)
Comprehensive income:
Net earnings	—	—	283	—	283
Other comprehensive income (loss), net of tax	—	(31)	—	1	(30)
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2020	$1	$(471)	$4,287	$11	$3,828

See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Cash Flows

	Years ended December 31,
(Millions of dollars)	2020	2019 ADJUSTED	2018 ADJUSTED
Cash flows from operating activities:
Net earnings	$283	$287	$3
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	172	138	134
Deferred income taxes	11	(53)	(13)
Mandatory deemed repatriation tax	(56)	(11)	14
Loss from affiliates	18	41	44
Dividends received from affiliates	20	10	23
Other investment loss (income), net	(84)	(225)	152
Other, net	34	7	5
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	104	(84)	(58)
Inventories	(99)	(158)	(61)
Other assets	(10)	27	44
Accounts payable	(99)	114	(25)
Other liabilities, exclusive of debt	(3)	78	(24)
Net cash from operating activities	291	171	238
Cash flows from investing activities:
Purchase of short-term investments	(739)	(1,026)	(1,130)
Proceeds from sale of short-term investments	791	973	1,191
Proceeds from maturity of short-term investments	47	185	53
Capital expenditures	(259)	(349)	(162)
Proceeds from sale of non-consolidated affiliate	—	24	—
Acquisition of businesses	(27)	(7)	(264)
Investments in and advances to affiliates, net	(8)	(21)	(26)
Purchase of long-term investments	(47)	(38)	(21)
Other, net	(20)	6	10
Net cash from investing activities	(262)	(253)	(349)
Cash flows from financing activities:
Uncommitted lines of credit, net	(18)	34	—
Draws under committed lines of credit	290	100	30
Repayments of committed lines of credit	(290)	(100)	(30)
Proceeds from long-term debt	37	43	251
Principal payments of long-term debt	(69)	(35)	(46)
Repurchase of common stock	(13)	(17)	(5)
Dividends paid	(10)	(10)	(7)
Other, net	(9)	(4)	(3)
Net cash from financing activities	(82)	11	190
Effect of exchange rate changes on cash and cash equivalents	4	2	(1)
Net change in cash and cash equivalents	(49)	(69)	78
Cash and cash equivalents at beginning of year	125	194	116
Cash and cash equivalents at end of year	$76	$125	$194
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Operations of Seaboard Corporation and its Subsidiaries

Seaboard Corporation and its subsidiaries (collectively, “Seaboard”) together comprise a diverse group of integrated companies with a broad global presence. Seaboard is primarily engaged in hog production and pork processing in the U.S; commodity trading and grain processing in Africa and South America; cargo shipping services in the U.S., Caribbean and Central and South America; sugar and alcohol production in Argentina; and electric power generation in the Dominican Republic. Seaboard also has an equity method investment in Butterball, LLC (“Butterball”), a producer and processor of turkey products. Approximately 77% of the outstanding common stock of Seaboard is collectively owned by Seaboard Flour LLC and SFC Preferred, LLC.

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

Change in Accounting Principle

During the fourth quarter of 2020, Seaboard elected to change its method for valuing hogs, fresh pork and other inventories in the Pork segment from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Total inventories accounted for under the LIFO method represented approximately 42% of consolidated inventories prior to this change in method. Seaboard believes that the FIFO method is preferable as this method more accurately matches cost of sales with the related revenues than the LIFO method as the FIFO method more closely resembles the physical flow of inventory. Also, the FIFO method results in the inventory at the end of a period consisting of more recently incurred costs.

The effects of the change in accounting principle from LIFO to FIFO have been applied retrospectively to all periods presented and certain financial statement line items in Seaboard’s consolidated financial statements were adjusted as necessary. As of January 1, 2018, the cumulative effect of this change on periods prior to those presented resulted in an increase to beginning retained earnings of $23 million.

The impact of the change on Seaboard’s consolidated statements of comprehensive income is summarized below:

	Year ended			Year ended			Year ended
	December 31, 2020			December 31, 2019			December 31, 2018
(Millions of dollars)	As Computed Under LIFO	As Reported Under FIFO	Impact of Change to FIFO	As Previously Reported	Impact of Change to FIFO	As Adjusted	As Previously Reported	Impact of Change to FIFO	As Adjusted
Cost of sales and operating expenses	$6,612	$6,552	$(60)	$6,400	$(6)	$6,394	$6,060	$(27)	$6,033
Gross income	$514	$574	$60	$440	$6	$446	$523	$27	$550
Operating income	$185	$245	$60	$104	$6	$110	$209	$27	$236
Income tax expense (benefit)	$(13)	$3	$16	$1	$2	$3	$1	$7	$8
Net earnings	$239	$283	$44	$283	$4	$287	$(17)	$20	$3
Earnings (loss) per common share	$205.88	$244.21	$38.33	$242.78	$3.84	$246.62	$(14.61)	$16.87	$2.26

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The impact of the change on Seaboard’s consolidated balance sheet is summarized below:

	December 31, 2020			December 31, 2019
(Millions of dollars)	As Computed Under LIFO	As Reported Under FIFO	Impact of Change to FIFO	As Previously Reported	Impact of Change to FIFO	As Adjusted
Inventories	$1,118	$1,178	$60	$1,022	$64	$1,086
Deferred income taxes	$87	$103	$16	$76	$17	$93
Retained earnings	$4,243	$4,287	$44	$3,983	$47	$4,030

The impact of the change on Seaboard’s consolidated statements of cash flows is summarized below:

	Year ended			Year ended			Year ended
	December 31, 2020			December 31, 2019			December 31, 2018
	As	As	Impact of	As	Impact of		As	Impact of
	Computed	Reported	Change to	Previously	Change to	As	Previously	Change to	As
(Millions of dollars)	Under LIFO	Under FIFO	FIFO	Reported	FIFO	Adjusted	Reported	FIFO	Adjusted
Net earnings	$239	$283	$44	$283	$4	$287	$(17)	$20	$3
Deferred income taxes	$(5)	$11	$16	$(55)	$2	$(53)	$(20)	$7	$(13)
Inventories	$(39)	$(99)	$(60)	$(152)	$(6)	$(158)	$(34)	$(27)	$(61)

This change did not affect Seaboard’s previously reported cash flows from operating, investing or financing activities.

Foreign Currency Transactions and Translation

Seaboard has operations in several foreign countries, and the currencies of the countries fluctuate in relation to the U.S. dollar. Certain of the major contracts and transactions, however, are denominated in U.S. dollars. These fluctuations result in exchange gains and losses. In addition, the value of the U.S. dollar fluctuates in relation to the currencies of countries where certain of Seaboard’s foreign subsidiaries and affiliates primarily conduct business. Certain Commodity Trading and Milling (“CT&M”) segment consolidated subsidiaries located in Brazil, Canada, Guyana, Ivory Coast, Senegal, South Africa and Zambia use local currency as their functional currency. Also, certain non-controlled, non-consolidated affiliates of the CT&M and Sugar and Alcohol segments use local currency as their functional currency. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates, and income and expenses are translated at average rates. Translation gains and losses are recorded as components of other comprehensive income (loss). For the consolidated subsidiaries and non-consolidated affiliates, U.S. dollar denominated net asset or liability conversions to the local currency are recorded through income.

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100%. In mid-2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100%. As a result, Seaboard adopted highly inflationary accounting as of July 1, 2018 for Seaboard’s Sugar and Alcohol segment. Under highly inflationary accounting, the Sugar and Alcohol segment’s functional currency became the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities are reflected in foreign currency gains (losses), net. For the years ended December 31, 2020, 2019 and 2018, Seaboard recognized $1 million, $(3) million and $9 million, respectively, in foreign currency gains (losses) related to the adoption of highly inflationary accounting as a result of its net monetary liability position.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, management considers all demand deposits, overnight investments and other investments with original maturities less than three months as cash equivalents.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Supplemental Cash Flow Information

The amounts paid for interest and income taxes are as follows:

	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Interest, net of interest capitalized	$16	$36	$43
Income taxes, net of refunds	55	31	35

The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right of use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the consolidated statements of cash flows.

	Twelve months ended
	December 31,
(Millions of dollars)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$142	$137
Operating cash flows from finance leases	4	1
Financing cash flows from finance leases	7	2

Operating ROU assets obtained in exchange for new operating lease liabilities	$62	$95
Finance ROU assets obtained in exchange for new finance lease liabilities	50	46

Other non-cash activities were related to the non-cash consideration paid in the acquisitions discussed further in Note 2, including incurrence of debt and contingent consideration, and capital expenditures of $7 million included in accounts payable.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Power segment, however, collects interest on certain past due accounts, and the CT&M segment provides extended payment terms for certain customers in certain countries due to local market conditions.

The allowance for credit losses is Seaboard’s best estimate of the amount of probable credit losses using the current expected credit loss model. This model estimates the lifetime of expected credit loss based on historical experience, current conditions and reasonable supportable forecasts. Changes in estimates, developing trends and other new information can have a material effect on future evaluations. As of December 31, 2020 and 2019, Seaboard had gross foreign receivables of approximately $410 million and $390 million, respectively, which generally represent more of a collection risk than the domestic receivables, although as of December 31, 2020 no individual material amounts were deemed to have a heightened risk of collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The activity within the allowance for credit losses was as follows:

	Balance at	Transition			Balance at
(Millions of dollars)	beginning of year	Adjustment(a)	Provision(b)	Net deductions(c)	end of year
Allowance for Credit Losses:
Year Ended December 31, 2020	$28	3	—	(3)	$28
Year Ended December 31, 2019	$33	—	5	(10)	$28
Year Ended December 31, 2018	$29	—	7	(3)	$33

(a)  Adjustment made upon adoption of new guidance to retained earnings.

(b)  Provision amounts are charged to selling, general and administrative expenses.

(c)  Includes write-offs net of recoveries, foreign currency translation adjustments and other adjustments.

Notes Receivable

Notes receivable are included in other receivables, if current, and other non-current assets, if long-term. Seaboard monitors the credit quality of notes receivable, the majority of which are from its affiliates, using the current expected credit loss model as well. For notes receivable from affiliates, Seaboard obtains and reviews financial information monthly and Seaboard representatives serve on their Board of Directors.

The activity within the allowance for notes receivable was as follows:

	Balance at			Balance at
(Millions of dollars)	beginning of year	Provision	Net deductions	end of year
Allowance for Notes Receivable:
Year Ended December 31, 2020	$17	—	—	$17
Year Ended December 31, 2019	$17	—	—	$17
Year Ended December 31, 2018	$16	1	—	$17

Inventories

Grain, flour and feed inventories at the CT&M segment’s foreign milling operations are valued at the lower of weighted average cost and net realizable value (“NRV”). All other inventories are valued at the lower of FIFO cost and NRV. In determining NRV, management makes assumptions regarding estimated sales prices, estimated costs to complete and estimated disposal costs. Changes in future market prices or facts and circumstances could result in a material write down in the value of inventory or decreased future margins on the sale of inventory. During the fourth quarter of 2020, Seaboard elected to change its method of accounting for valuing hogs, fresh pork and other inventories in the Pork segment from the LIFO method to the FIFO method, with all prior periods adjusted to apply the new method. See the Change in Accounting Principle section above for further discussion.

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

Right of Use Assets and Lease Liabilities

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. As Seaboard’s leases do not have readily determinable implicit discount rates, Seaboard adjusts its incremental borrowing rate to determine the present value

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

of the lease payments. Seaboard determines the incremental borrowing rate for its leases by adjusting the local risk-free interest rate on its Term Loan due 2028 with a credit risk premium corresponded to Seaboard’s unreported credit rating. Seaboard has elected not to recognize ROU assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than 1 month, but less than 12 months. Also, Seaboard elected to account for lease and non-lease maintenance components as a single lease component for all classes of underlying assets.

Equity Method Investments

Investments in non-controlled affiliates where we have significant influence are accounted for by the equity method. For the CT&M segment, these investments are primarily in foreign countries, which are less developed than the U.S., and therefore, expose Seaboard to greater financial risks. At certain times when there are ongoing losses, local economies are depressed, commodity-based markets are less stable or foreign governments cause challenging business conditions, the fair value of the equity method investments is evaluated by management. The fair value of these investments is not readily determinable as almost all of these investments are not publicly traded. Management will use other methods to determine fair value such as estimated future cash flows, including assumptions on growth rates, for the business and consideration of other local business conditions as applicable.

Goodwill and Other Intangible Assets

Goodwill is assessed annually for impairment by each reporting unit at the quarter end closest to the anniversary date of the initial acquisition, or more frequently if circumstances indicate that impairment is likely. Any one event or a combination of events such as change in the business climate, a negative change in relationships with significant customers and changes to strategic decisions, could require an interim assessment prior to the next required annual assessment. If qualitative factors indicate more likely than not an impairment is possible, Seaboard performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Based on the annual qualitative assessments conducted by these reporting units, there were no impairment charges recorded for the year ended December 31, 2020.

The changes in the carrying amount of goodwill were as follows:

	Pork	CT&M
(Millions of dollars)	Segment	Segment	Total
Balance as of December 31, 2018	$18	$149	$167
Acquisition	—	1	1
Foreign currency translation	—	(4)	(4)
Balance as of December 31, 2019	18	146	164
Foreign currency translation	—	4	4
Other adjustments	—	(1)	(1)
Balance as of December 31, 2020	$18	$149	$167

Separable intangible assets with finite lives are amortized over their estimated useful lives and evaluated for impairment similar to property, plant and equipment discussed above. The gross carrying amount and accumulated amortization for finite-lived intangible were as follows:

	December 31, 2020			December 31, 2019
	Customer	Trade		Customer	Trade
(Millions of dollars)	relationships	names	Total	relationships	names	Total
Gross carrying amount	$51	$28	$79	$50	$28	$78
Accumulated amortization and currency translation	(16)	(9)	(25)	(13)	(7)	(20)
Net carrying amount	$35	$19	$54	$37	$21	$58

Amortization of intangible assets was $8 million for both the years ended December 31, 2020 and 2019. Using the exchange rates in effect at year-end, estimated amortization of intangible assets as of December 31, 2020 was $8 million each year for the next five years and $14 million thereafter.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

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

	Years ended December 31,
(Millions of dollars)	2020	2019
Beginning balance	$25	$23
Accretion expense	2	2
Ending balance	$27	$25

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

Seaboard does not disclose the value of unsatisfied performance obligations for: (i) contracts with an original expected length of one year or less; and (ii) contracts for which revenue is recognized at the amount to which it has the right to invoice for services performed. Also, Seaboard recognizes a financing component only on obligations that extend longer than one year.

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

Seaboard uses derivative instruments to manage various types of market risks, including primarily commodity futures and option contracts, foreign currency exchange agreements, interest rate exchange agreements and equity future contracts. While management believes each of these instruments are primarily entered into in order to effectively manage various market risks, as of December 31, 2020, none of the derivatives were designated and accounted for as hedges, primarily as a result of the extensive record-keeping requirements. From time to time, Seaboard also enters into speculative derivative transactions not directly related to its raw materials requirements.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Research and Development

Seaboard conducts continuous research and development activities to develop new products and to improve existing products and processes. Seaboard incurred research and development expenses of $134 million, $143 million and $77 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Seaboard accounts for the global intangible low-taxed income (“GILTI”) provision and the base-erosion and anti-abuse tax (“BEAT”) provision taxes in the period incurred.

Earnings Per Common Share

Earnings per common share are based upon the weighted average shares outstanding during the period. Basic and diluted earnings per share are the same for all periods presented.

Accounting Standards Recently Adopted

On January 1, 2020, Seaboard adopted guidance which requires the use of a new current expected credit loss model in order to determine the allowance for credit losses with respect to receivables, among other financial instruments. This model estimates the lifetime of expected credit loss and replaces the existing incurred loss model. As a result of this adoption, Seaboard recorded a cumulative-effect adjustment of $3 million on January 1, 2020 that decreased retained earnings and increased the allowance for credit losses. See the Accounts Receivable section above for additional details related to the adoption of this new accounting standard.

On January 1, 2019, Seaboard adopted guidance which requires the recognition of ROU assets and lease liabilities for most leases. As a result of this adoption, Seaboard recorded operating lease ROU assets of $460 million, adjusted for the deferred rent liability balance as of December 31, 2018, and lease liabilities of $498 million. The adoption of the new guidance did not have a material impact on the consolidated statement of comprehensive income and the consolidated statement of cash flows. The accounting for finance leases, formerly called capital leases, remained substantially unchanged. Seaboard adopted the new guidance using the effective date method and, therefore, prior period financials were not revised. Seaboard elected the package of practical expedients available upon transition, which permitted Seaboard to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. See Note 6 for additional details on leases.

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

Note 2 - Acquisitions

In November 2020, Seaboard’s Pork segment purchased substantially all of the operating assets of Hitch Pork Producers, Inc., a hog production company that previously supplied hogs to the Guymon plant. The purchase price of $27 million included $23 million in hog farms and related assets and $4 million in inventories.

On October 28, 2019, Seaboard’s CT&M segment increased its ownership percentage from 50% to 100% to obtain control of Seaboard Overseas Peru S.A., formerly known as ContiLatin del Peru S.A., an importer and trader of grains in Peru. Seaboard accounted for this transaction as a business combination achieved in stages. Total consideration for the purchase price included $7 million of cash paid, net of $2 million cash acquired, Seaboard’s previously held equity interest was remeasured at its acquisition-date fair value of $9 million and pre-existing affiliate trade receivables fair valued at the acquisition date of $13 million.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes the purchase price allocation resulting from this consolidation:

(Millions of dollars)
Receivables	$33
Inventories	55
Other current assets	7
Property, plant and equipment	12
Intangible assets	1
Total fair value of assets acquired	108
Lines of credit	(65)
Current maturities of long-term debt	(2)
Other current liabilities	(6)
Long-term debt, less current maturities	(6)
Total fair value of liabilities assumed	(79)
Net fair value of assets acquired	$29

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

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Certain Mimran entities acquired are accounted for on a three-month lag and use local currency as their functional currency. Translation gains and losses are recorded as components of other comprehensive income (loss).

Note 3 - Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	December 31,
(Millions of dollars)	2020	2019
Domestic equity securities	$702	$706
Domestic debt securities	496	460
Foreign equity securities	133	189
Foreign debt securities	68	48
Money market funds held in trading accounts	47	12
Other trading securities	19	19
Total trading short-term investments	$1,465	$1,434

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $74 million, $176 million and ($110) million for the years ended December 31, 2020, 2019 and 2018, respectively.

Seaboard had $1 million of equity securities denominated in foreign currencies as of December 31, 2020, and $62 million of equity securities denominated in foreign currencies as of December 31, 2019, with $32 million in euros, $12 million in Japanese yen, $8 million in the British pound and the remaining $10 million in various other currencies. Seaboard had $28 million and $13 million of debt securities denominated in euros as of December 31, 2020 and 2019, respectively.

In addition to its short-term investments, Seaboard also has trading securities related to Seaboard’s deferred compensation plans classified in other current assets in the consolidated balance sheets. See Note 11 for information on the types of trading securities held related to the deferred compensation plans. See Note 10 for a discussion of assets held in conjunction with investments related to Seaboard’s defined benefit pension plans.

Note 4 - Inventories

The following table is a summary of inventories:

	December 31,
(Millions of dollars)	2020	2019 ADJUSTED
At lower of FIFO cost and NRV:
Hogs and materials	$437	$387
Fresh pork and materials	46	50
Grains, oilseeds and other commodities	380	353
Biodiesel	72	43
Sugar produced and in process	24	17
Other	61	62
Total inventories at lower of FIFO cost and NRV	1,020	912
Grain, flour and feed at lower of weighted average cost and NRV	158	174
Total inventories	$1,178	$1,086

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 5 - Net Property, Plant and Equipment

The following table is a summary of property, plant and equipment:

	Useful				December 31,
(Millions of dollars)	Lives				2020	2019
Land and improvements	3	-	15	years	$268	$250
Buildings and improvements			30	years	712	646
Machinery and equipment	3	-	20	years	1,367	1,360
Vessels and vehicles	3	-	18	years	158	147
Office furniture and fixtures			5	years	43	42
Contract growers	5	-	15	years	93	44
Construction in progress					389	287
					3,030	2,776
Accumulated depreciation and amortization					(1,448)	(1,345)
Net property, plant and equipment					$1,582	$1,431

Finance lease ROU assets are included in property, plant and equipment and comprise all of the contract growers’ asset category, with the remaining balance in buildings, machinery and equipment and land. Finance lease ROU assets were $92 million and $50 million, net of $12 million and $3 million in accumulated amortization at December 31, 2020 and 2019, respectively.

Seaboard’s capitalized interest on construction in progress was $10 million and $7 million for the years ended December 31, 2020 and 2019, respectively.

Note 6 – Leases

Seaboard’s operating leases are primarily for ports, vessels, contract grower assets, and to a lesser extent, land, buildings and machinery and equipment. Seaboard’s finance leases are primarily for contract grower assets. Seaboard’s Marine segment leases its PortMiami terminal, among other ports. The Marine and CT&M segments lease vessels for use in operations. The Pork segment has contract grower agreements in place with farmers to raise a portion of Seaboard’s hogs using the farmer’s buildings, land and equipment. Seaboard’s non-lease components are primarily for services related to labor associated with caring for hogs in its contract grower agreements and crew services on vessel charter arrangements.

As of December 31, 2020, the weighted average remaining lease term for Seaboard’s operating and finance leases was approximately six years and nine years, respectively. Seaboard’s lease terms vary depending upon the class of asset and some leases include options to extend or terminate. Since Seaboard is not reasonably certain to exercise these renewal or termination options, the options are not considered in determining the lease term and associated potential option payments or penalties are excluded from lease payments.

Seaboard’s operating lease assets and liabilities are reported separately in the consolidated balance sheet. The classification of Seaboard’s finance leases in the consolidated balance sheet as of December 31, 2020 and 2019, respectively, was as follows:

(Millions of dollars)		2020	2019
Finance lease right of use assets, net	Property, plant and equipment, net	$92	$50
Finance lease liabilities	Other current liabilities	10	5
Non-current finance lease liabilities	Other liabilities	78	40

The components of lease cost were as follows:

(Millions of dollars)	2020	2019
Operating lease cost	$145	$138
Finance lease cost:
Amortization of right of use assets	9	3
Interest on lease liabilities	4	1
Variable lease cost	8	7
Short-term lease cost	25	48
Sublease income	(6)	—
Total lease cost	$185	$197

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

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

Rental expense for facility and equipment operating leases for all segments was $46 million in 2018. The Marine and CT&M segments’ vessel charter hire expenses during 2018 totaled $111 million. The Pork segment paid $48 million for contract grower agreements in 2018.

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Operating	Finance
(Millions of dollars)	Leases	Leases
2021	$121	$14
2022	92	14
2023	58	14
2024	47	13
2025	41	12
Thereafter	117	45
Total undiscounted lease payments	476	112
Less imputed interest	(47)	(24)
Total lease liability	$429	$88

Seaboard’s weighted average discount rate for operating and finances leases was 6.44% and 5.18%, respectively, as of December 31, 2020. There were estimates and judgments made in determining Seaboard’s multiple discount rates based on term, country and currency, including developing a secured credit rating and spreading market yield data across maturities and country risk-free rates.

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

Pork Segment	December 31,
(Millions of dollars)	2020	2019	2018
Net sales	$1,543	$1,453	$927
Net loss	$(18)	$(43)	$(60)
Total assets	$586	$639	$623
Total liabilities	$245	$277	$243
Total equity	$341	$362	$380

The Pork segment has a 50% noncontrolling interest in Daily’s Premium Meats, LLC (“Daily’s”) and Seaboard Triumph Foods, LLC (“STF”). Daily’s produces and markets raw and pre-cooked bacon. STF operates a pork processing plant, which began operations in September 2017. Seaboard’s Pork segment supplies raw materials to both of these facilities for processing and provides marketing services to STF for its pork products. Combined condensed financial information of these entities for each of Seaboard’s years ended is included in the table above.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

CT&M Segment	December 31,
(Millions of dollars)	2020	2019	2018
Net sales	$2,482	$3,129	$3,238
Net loss	$(2)	$(12)	$(13)
Total assets	$1,745	$1,697	$1,914
Total liabilities	$1,185	$1,075	$1,242
Total equity	$560	$622	$672

The CT&M segment has noncontrolling interests in foreign businesses conducting flour, maize and feed milling, baking operations, poultry production and processing, and agricultural commodity trading. Seaboard’s CT&M segment supplies commodities to the majority of its equity method milling affiliates. As of December 31, 2020, the location and percentage ownership of CT&M’s affiliates were as follows: Botswana (50%), Democratic Republic of Congo (50%), Gambia (50%), Kenya (46.87%-49%), Lesotho (50%), Mauritania (50%), Morocco (11.44%-17.08%), Nigeria (25%-48.33%), Senegal (49%), South Africa (30%-50%), Tanzania (49%) and Zambia (49%) in Africa; Colombia (40%-42%), Ecuador (25%-50%), Guyana (50%), and Peru (50%) in South America; Jamaica (50%) and Haiti (23.33%) in the Caribbean; Turkey (25%) in Europe; Australia (30%-33.33%); and Canada (45%) and the U.S. (40%) in North America. Combined condensed financial information of these entities for each of Seaboard’s years ended is included in the table above. As of December 31, 2020, the CT&M segment’s carrying value of certain investments in affiliates was more than its share of the affiliates’ book value by $54 million. The excess is attributable primarily to the valuation of property, plant and equipment and intangible assets. Certain basis adjustments are being amortized to income (loss) from affiliates over the remaining life of the assets.

During 2018, Seaboard’s CT&M segment acquired a 50% noncontrolling interest in a grain trading and flour milling business in Mauritania for total consideration of $16 million.

Marine Segment	December 31,
(Millions of dollars)	2020	2019	2018
Net sales	$66	$70	$66
Net income	$8	$12	$11
Total assets	$253	$269	$272
Total liabilities	$98	$107	$133
Total equity	$155	$162	$139

The Marine segment has a 21% noncontrolling interest in a cargo terminal business in Jamaica and a 18% noncontrolling interest in a holding company that owns a Caribbean terminal operation. Combined condensed financial information of these entities for each of Seaboard’s years ended is included in the table above. These affiliates provide terminal and stevedoring services to the Marine segment. As of December 31, 2020, the Marine segment’s carrying value of certain investments in affiliates was less than its share of the affiliates’ book value by $29 million. The difference is attributable primarily to the valuation of property, plant and equipment and impairments taken by Seaboard, but not the respective entity. Certain basis adjustments are being amortized to income (loss) from affiliates over the remaining life of the assets.

Sugar and Alcohol Segment	December 31,
(Millions of dollars)	2020	2019	2018
Net sales	$7	$10	$5
Net income	$1	$3	$3
Total assets	$14	$13	$10
Total liabilities	$2	$2	$2
Total equity	$12	$11	$8

The Sugar and Alcohol segment has noncontrolling interests in two sugar-related businesses in Argentina (48% and 50%). Combined condensed financial information of these entities for each of Seaboard’s years ended is included in the table above.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Power Segment	December 31,
(Millions of dollars)	2020	2019	2018
Net sales	$1	$143	$138
Net income	$—	$10	$33
Total assets	$12	$11	$247
Total liabilities	$6	$4	$139
Total equity	$6	$7	$108

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

Turkey Segment	December 31,
(Millions of dollars)	2020	2019	2018
Net sales	$1,675	$1,612	$1,591
Operating loss	$(6)	$(20)	$(16)
Net loss	$(20)	$(40)	$(30)
Total assets	$993	$1,038	$1,072
Total liabilities	$481	$507	$502
Total equity	$512	$531	$570

The Turkey segment represents Seaboard’s 50% noncontrolling interest in Butterball. Butterball’s condensed financial information for each of Seaboard’s years ended is included in the table above. Within total assets, Butterball had trade name intangible assets of $111 million and goodwill of $66 million as of December 31, 2020.

Seaboard holds warrants, which upon exercise for a nominal price, would enable Seaboard to acquire an additional 5% equity interest in Butterball. The warrants qualify for equity treatment under accounting standards and are classified as investments in and advances to affiliates in the consolidated balance sheets. Seaboard can exercise these warrants at any time prior to December 31, 2025, when the warrants expire. Butterball has the right to repurchase the warrants for fair market value. The warrant agreement essentially provides Seaboard with a 52.5% economic interest, as these warrants are in substance an additional equity interest. Therefore, Seaboard records 52.5% of Butterball’s earnings as income (loss) from affiliates in the consolidated statements of comprehensive income. However, all significant corporate governance matters would continue to be shared equally between Seaboard and its partner in Butterball even if the warrants were exercised, unless Seaboard already owned a majority of the voting rights at the time of exercise.

Note 8 – Debt

The outstanding balances under uncommitted lines of credit was $222 million and $246 million as of December 31, 2020 and 2019, respectively. Of the $222 million outstanding as of December 31, 2020, $142 million was denominated in foreign currencies, with $106 million denominated in the South African rand, $25 million denominated in the Canadian dollar, $9 million denominated in the Zambian kwacha and the remaining in various other currencies. The weighted average interest rate for outstanding uncommitted lines of credit was 3.89% and 5.79% as of December 31, 2020 and 2019, respectively. The uncommitted lines of credit are unsecured and do not require compensating balances.

Seaboard has two committed revolving credit agreements, which provide for a $250 million unsecured line of credit with a $100 million accordion option maturing May 20, 2021, and a $100 million line of credit secured by certain short-term investments maturing September 30, 2021. Draws bear interest based on LIBOR plus a spread. Seaboard incurs unused commitment fees of 0.15% to 0.20% per annum. There were no outstanding balances under committed lines of credit as of December 31, 2020 and 2019.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Long-term debt includes borrowings under term loans and other contractual obligations for payment, including notes payable. The following table is a summary of long-term debt:

	December 31,
(Millions of dollars)	2020	2019
Term Loans due 2027-2028	$714	$691
Foreign subsidiary obligations	49	102
Total debt at face value	763	793
Current maturities and unamortized discount and costs	(56)	(63)
Long-term debt, less current maturities and unamortized discount and costs	$707	$730

In December 2020, Seaboard received a $30 million term loan that incurs a 1% interest rate and matures in 2027.

On September 25, 2018, Seaboard Foods LLC entered into an Amended and Restated Term Loan Credit Agreement (“Credit Agreement”) with CoBank, ACB, Farm Credit Services of America, PCA, and the lenders party thereto. This Credit Agreement replaced Seaboard Foods LLC’s $500 million unsecured term loan with a $700 million unsecured term loan (“Term Loan”) and extended the maturity from December 4, 2022 to September 25, 2028. Seaboard Foods LLC received proceeds of $220 million, net of certain costs. The Term Loan provides for quarterly payments of the principal balance pursuant to the revised amortization schedule set forth in the Credit Agreement, with the balance due on the maturity date. The Term Loan bears interest at fluctuating rates based on various margins over a Base Rate, LIBOR or a Quoted Rate, at the option of the borrower. The interest rate was 1.77% and 3.42% as of December 31, 2020 and 2019, respectively. The Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on the incurrence of indebtedness over a certain threshold, ability to make certain acquisitions, investments and asset dispositions and aggregate dividend payments.

Foreign subsidiary obligations as of December 31, 2020, include a $46 million euro-denominated note payable due to the sellers related to a 2018 acquisition. This note payable was repaid in January 2021. The weighted average interest rate of all foreign subsidiary debt was 3.51% and 3.50% as of December 31, 2020 and 2019, respectively.

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of December 31, 2020.

The aggregate minimum principal payments required on long-term debt as of December 31, 2020 were as follows: $55 million in 2021, $8 million in 2022, $7 million in 2023, $7 million in 2024, $7 million in 2025 and $679 million thereafter.

Note 9 - Commitments and Contingencies

Legal Proceedings

On June 28, 2018, twelve indirect purchasers of pork products filed a class action complaint in the U.S. District Court for the District of Minnesota (the “District Court”) against several pork processors, including Seaboard Foods LLC, and Agri Stats, Inc., a company described in the complaint as a data sharing service. The complaint also named Seaboard Corporation as a defendant. Additional class action complaints making similar claims on behalf of putative classes of direct and indirect purchasers were later filed in the District Court, and three additional actions by standalone plaintiffs (including the Commonwealth of Puerto Rico) were filed in or transferred to the District Court. The consolidated actions are styled In re Pork Antitrust Litigation. The operative complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating their output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. On October 16, 2020, the District Court denied defendants’ motions to dismiss the amended complaints, but the District Court later dismissed all claims against Seaboard Corporation without prejudice. Seaboard intends to defend these cases vigorously. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from these suits, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suits.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

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

Guarantees

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees for compensation. As of December 31, 2020, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as management considers the likelihood of loss to be remote.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Commitments

As of December 31, 2020, Seaboard had various non-cancelable commitments under contractual agreements:

	Years ended December 31,
(Millions of dollars)	2021	2022	2023	2024	2025	Thereafter	Totals
Hog procurement contracts (a)	$99	$95	$94	$92	$96	$107	$583
Grain commitments (b)	153	1	—	—	—	—	154
Grain purchase contracts for resale (c)	916	—	—	—	—	—	916
Fuel supply contracts (d)	28	45	45	46	47	235	446
Construction commitments (e)	120	—	—	—	—	—	120
Equipment and other commitments	146	5	3	3	3	25	185
Total unrecognized non-cancelable commitments	$1,462	$146	$142	$141	$146	$367	$2,404
(a)	The Pork segment has contracted with third parties for the purchase of hogs to support its operations. The amounts are based on projected market prices as of December 31, 2020. During 2020, 2019 and 2018, the Pork segment paid $108 million, $121 million and $77 million, respectively, for hogs purchased under committed contracts.
(b)	The Pork segment enters into grain purchase contracts to support its hog operations. The amounts are based on projected commodity prices as of December 31, 2020.
(c)	The CT&M segment enters into grain purchase contracts, primarily to support firm sales commitments. The amounts are based on projected commodity prices as of December 31, 2020.
(d)	The Power segment has a natural gas supply contract for a significant portion of the fuel required for the barge under construction. The commitment has both fixed and variable price components and the amount included is partially based on market prices as of December 31, 2020. The Marine segment also has fuel purchase contracts.
(e)	The Pork segment’s renewable diesel production facility, expected to be operational in early 2022, has commitments of approximately $100 million. The other amounts are for completion of the barge at the Power segment and other construction projects.

Note 10 - Employee Benefits

Seaboard has a qualified defined benefit pension plan (the “Plan”) for its domestic salaried and clerical employees that were hired before January 1, 2014. Benefits are generally based upon the number of years of service and a percentage of final average pay. Seaboard has historically based pension contributions on minimum funding standards to avoid the Pension Benefit Guaranty Corporation (“PBGC”) variable rate premiums established by the Employee Retirement Income Security Act (“ERISA”) of 1974. Seaboard did not make any contributions in 2020 and 2019 and currently does not plan on making any contributions in 2021. Effective January 1, 2021, Seaboard will transfer assets and liabilities for employees of certain Seaboard subsidiaries into a successor plan.

Pursuant to Seaboard’s investment policy, assets are invested in the Plan to achieve a diversified target allocation of approximately 50% in domestic equities, 25% in international equities, 20% in fixed income securities and 5% in alternative investments. The investment strategy is periodically reviewed by management for adherence to policy and performance. The following tables show the Plan’s assets measured at estimated fair value as of December 31, 2020 and 2019, respectively, and the level within the fair value hierarchy used to measure each category of assets:

	December 31,
(Millions of dollars)	2020	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$93	$93	$—	$—
Foreign equity securities	64	64	—	—
Domestic fixed income mutual funds	32	32	—	—
Foreign fixed income mutual funds	15	15	—	—
Money market funds	2	2	—	—
Total assets	$206	$206	$—	$—

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

	December 31,
(Millions of dollars)	2019	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$84	$84	$—	$—
Foreign equity securities	57	57	—	—
Domestic fixed income mutual funds	30	30	—	—
Foreign fixed income mutual funds	12	12	—	—
Money market funds	2	2	—	—
Total assets	$185	$185	$—	$—

Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees. Management has no plans to provide funding for these supplemental executive plans in advance of when the benefits are paid.

Assumptions used in determining pension information for all of the above plans were:

	Years ended December 31,
	2020			2019			2018
Weighted average assumptions
Discount rate used to determine obligations	0.70	-	2.60%	2.15	-	3.50%	3.50	-	4.50%
Discount rate used to determine net periodic benefit cost	2.15	-	3.50%	3.50	-	4.50%	2.75	-	3.80%
Expected return on plan assets			6.25%			6.25%			6.25%
Long-term rate of increase in compensation levels			4.00%			4.00%			4.00%

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

The aggregate changes in the benefit obligation and fair value of assets for the Plan, supplemental executive plans and retirement agreements and the funded status were as follows:

	December 31,
	2020	2019
(Millions of dollars)	Accumulated benefits exceed assets	Accumulated benefits exceed assets
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$348	$293
Service cost	9	8
Interest cost	11	12
Actuarial losses	58	50
Plan settlements	(38)	(9)
Benefits paid	(9)	(9)
Other	—	3
Benefit obligation at end of year	$379	$348
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$185	$156
Actual return on plan assets	27	35
Employer contributions	38	9
Plan settlements	(38)	(9)
Benefits paid	(6)	(6)
Fair value of plan assets at end of year	$206	$185
Funded status	$(173)	$(163)

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The net funded status of the Plan was $(43) million and $(53) million as of December 31, 2020 and 2019, respectively. The benefit obligation increased primarily due to a decrease in discount rates for all plans. The accumulated benefit obligation for the Plan was $157 million and $205 million, respectively, and for all the other plans was $179 million and $104 million as of December 31, 2020 and 2019, respectively. Expected future benefit payments for all plans during each of the next five years and the next five years thereafter were as follows: $10 million, $30 million, $19 million, $22 million, $14 million and $77 million, respectively.

The net periodic benefit cost of these plans was as follows:

	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$9	$8	$10
Interest cost	11	12	11
Expected return on plan assets	(11)	(10)	(11)
Amortization	7	5	6
Settlement loss recognized	11	2	—
Net periodic benefit cost	$27	$17	$16

The service cost component is recorded in either cost of sales or selling, general and administrative expenses depending upon the employee, and the other components of net periodic benefit cost are recorded in miscellaneous, net in the consolidated statements of comprehensive income. The amounts not reflected in net periodic benefit cost and included in accumulated other comprehensive loss before taxes as of December 31, 2020 and 2019 were $112 million and $88 million, respectively. Such amounts primarily represent the unrecognized net actuarial losses that are generally amortized over the average remaining working lifetime of the active participants for all of these plans. The settlements recognized were primarily due to certain participants who received lump sum payments that exceeded the service cost plus interest cost for the respective plan. During 2020, Seaboard made a lump sum $32 million pension distribution, related to the passing of Mr. Steve Bresky, Seaboard’s former Chief Executive Officer.

Seaboard has deferred compensation plans that allow certain employees to reduce their compensation in exchange for values in various investments, with one plan having options that are exercisable. In conjunction with these plans, Seaboard purchases investments that are classified as trading securities and included in other current assets and recognizes the amount payable to the employees in other current liabilities on the consolidated balance sheets. Investments for Seaboard’s deferred compensation plans were $26 million and $51 million as of December 31, 2020 and 2019, respectively. The payable to the employees was $23 million and $45 million as of December 31, 2020 and 2019, respectively. Seaboard paid $32 million of deferred compensation, related to Mr. Bresky, reducing the other current liabilities and other current assets. Deferred compensation plan costs recognized in selling, general and administrative expenses are offset by the effect of the marked-to-market adjustments on investments recorded in other investment income (loss). Seaboard’s income (expense) for these plans, which primarily includes amounts related to the change in fair value of the underlying investment accounts, was $(6) million, $(11) million and $2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Investment income (loss) related to the deferred compensation investments totaled $6 million, $11 million and $(2) million, for the years ended December 31, 2020, 2019 and 2018, respectively.

Seaboard maintains defined contribution plans covering most of its domestic employees. Contribution expense for these plans was $4 million for each of the years ended December 31, 2020, 2019 and 2018.

In July 2019, after ratification of a renewed collective bargaining agreement, Seaboard ceased contributing to the United Food and Commercial Workers International Union-Industry Pension Fund (the “Fund”), a multi-employer pension fund, which subsequently terminated Seaboard’s participation. The Fund covered certain union employees under a collective bargaining agreement. Seaboard recorded a $14 million withdrawal liability in 2019, that is payable in quarterly installments over 20 years. Contribution expense for this Fund was $1 million for each of the years ended December 31, 2019 and 2018.

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

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	December 31,
(Millions of dollars)	2020	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$702	$702	$—	$—
Domestic debt securities	496	196	300	—
Foreign equity securities	133	133	—	—
Foreign debt securities	68	—	68	—
Money market funds held in trading accounts	47	47	—	—
Other trading securities	20	3	17	—
Trading securities – other current assets:
Domestic equity securities	14	14	—	—
Money market funds held in trading accounts	6	6	—	—
Foreign equity securities	3	3	—	—
Fixed income mutual funds	3	2	1	—
Long-term investment	31	—	—	31
Derivatives:
Commodities	28	28	—	—
Interest rate swaps	1	—	1	—
Total assets	$1,552	$1,134	$387	$31
Liabilities:
Trading securities – short-term investments:
Other trading securities	$1	$—	$1	$—
Contingent consideration	16	—	—	16
Derivatives:
Commodities	19	19	—	—
Foreign currencies	9	—	9	—
Total liabilities	$45	$19	$10	$16

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

	December 31,
(Millions of dollars)	2019	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$706	$706	$—	$—
Domestic debt securities	460	127	333	—
Foreign equity securities	189	189	—	—
Foreign debt securities	48	—	48	—
Money market funds held in trading accounts	12	12	—	—
Other trading securities	19	4	15	—
Trading securities – other current assets:
Domestic equity securities	40	40	—	—
Money market funds held in trading accounts	6	6	—	—
Foreign equity securities	3	3	—	—
Fixed income securities	2	2	—	—
Derivatives:
Commodities	6	6	—	—
Total assets	$1,491	$1,095	$396	$—
Liabilities:
Contingent consideration	$13	$—	$—	$13
Derivatives:
Commodities	4	4	—	—
Foreign currencies	3	—	3	—
Total liabilities	$20	$4	$3	$13

Financial instruments consisting of cash and cash equivalents, net receivables, lines of credit and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. The fair value of short-term investments is measured using multiple levels. Domestic debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and ETFs. Domestic debt securities categorized as level 2 include corporate bonds, mortgage-backed securities, asset-backed securities, U.S. Treasuries and high-yield securities. Foreign debt securities categorized as level 2 include foreign government or government related securities, corporate bonds, asset-backed securities and high-yield securities with a country of origin concentration outside the U.S.

During 2020, Seaboard invested $30 million in a financial services company that primarily lends to and invests in debt securities of privately held companies. This long-term investment is classified in “Other non-current assets” on the consolidated balance sheet and is valued at net asset value (“NAV”), adjusted for specific liquidity factors, resulting in level 3 classification.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is mostly variable-rate, its carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value on its consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy. See Note 8 for a discussion of Seaboard’s long-term debt. The fair value of Seaboard’s contingent consideration related to a 2018 acquisition was classified as a level 3 in the fair value hierarchy since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled with adjustments included in net earnings (loss). The increase in the liability from 2019 to 2020 was related to lower interest rates.

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

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Commodity derivatives are recorded at fair value, with any changes in fair value recognized as a component of cost of sales in the consolidated statements of comprehensive

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

income. As of December 31, 2020, Seaboard had open net derivative contracts to purchase 26 million bushels of grain and 2 million pounds of hogs and open net derivative contracts to sell 56 million pounds of soybean oil. As of December 31, 2019, Seaboard had open net derivative contracts to purchase 17 million bushels of grain and net derivative contracts to sell 132 million pounds of soybean oil and 12 million gallons of heating oil.

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that primarily relate to an underlying commodity transaction are recorded at fair value with changes in value recognized as a component of cost of sales in the consolidated statements of comprehensive income. Foreign currency exchange agreements that are not related to an underlying commodity transaction are recorded at fair value with changes in value recognized as a component of foreign currency gains (losses), net in the consolidated statements of comprehensive income. As of December 31, 2020 and 2019, Seaboard had foreign currency exchange agreements with notional amounts of $49 million and $78 million, respectively, primarily related to the South African rand and euro. From time to time Seaboard is subject to counterparty credit risk related to its foreign currency exchange agreements should the counterparties fail to perform according to the terms of the contracts. As of December 31, 2020, Seaboard had a maximum aggregate amount of loss due to credit risk of less than $1 million with four counterparties related to its foreign currency exchange agreements. Seaboard does not hold any collateral related to these agreements.

Interest Rate Swap Agreements

Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable-rate long-term debt. Interest rate swap agreements are recorded at fair value with changes in value recognized as a component of interest expense, net in the consolidated statements of comprehensive income. During 2020, Seaboard entered into three interest rate swap agreements with an aggregate notional value of $400 million that mature in mid-2025. Seaboard pays fixed-rate interest payments at a weighted-average interest rate of 0.26% over the life of the agreements and receives variable-rate interest payments based on the one-month LIBOR from the counterparty without the exchange of the underlying notional amounts. Seaboard had a maximum aggregate amount of loss due to credit risk of less than $1 million with one counterparty related to interest rate swap agreements.

Equity Futures Contracts

Seaboard enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Equity futures contracts are recorded at fair value with changes in value recognized as a component of other investment income (loss), net in the consolidated statements of comprehensive income. The notional amounts of these equity futures contracts were $3 million and $0 million as of December 31, 2020 and 2019, respectively.

The following table provides the amount of gain (loss) recorded for each type of derivative and where it was recognized in the consolidated statements of comprehensive income:

(Millions of dollars)		2020	2019
Commodities	Cost of sales	$55	$(52)
Foreign currencies	Cost of sales	11	1
Foreign currencies	Foreign currency gains (losses), net	(5)	(1)
Equity	Other investment income (loss), net	—	(4)
Interest rate swaps	Interest expense	—	—

The following table provides the fair value of each type of derivative held and where each derivative is included in the consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		December 31,	December 31,		December 31,	December 31,
(Millions of dollars)		2020	2019		2020	2019
Commodities	Other current assets	$28	$6	Other current liabilities	$19	$4
Foreign currencies	Other current assets	—	—	Other current liabilities	9	3
Interest rate swaps	Other current assets	1	—	Other current liabilities	—	—
Equity	Short-term investments	—	—	Short-term investments	—	—

Seaboard’s commodity derivative assets and liabilities are presented in the consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2020 and 2019, the commodity derivatives had a margin account balance of $15 million and $13 million, respectively, resulting in a net other current asset

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

in the consolidated balance sheets of $24 million and $15 million, respectively. Seaboard’s equity derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 12 - Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard’s share repurchase program expired on October 31, 2020. Under this share repurchase program, Seaboard was authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may have been above or below the traded market price. Seaboard repurchased 4,069 and 4,369 shares of common stock during 2020 and 2019, respectively, at a total price of $13 million and $17 million, respectively. Shares repurchased were retired and became authorized and unissued shares.

The components of accumulated other comprehensive loss, net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Cost		Total
Balance December 31, 2018	$(349)	$(61)		$(410)
Other comprehensive loss before reclassifications	(20)	(14)		(34)
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	4	(a)	4
Other comprehensive loss, net of tax	(20)	(10)		(30)
Balance December 31, 2019	$(369)	$(71)		$(440)
Other comprehensive loss before reclassifications	(7)	(38)		(45)
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	14	(a)	14
Other comprehensive loss, net of tax	(7)	(24)		(31)
Balance December 31, 2020	$(376)	$(95)		$(471)

(a)  This primarily represents the amortization of actuarial losses (gains) and other adjustments that were included in net periodic pension cost. See Note 10 for further discussion.

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

Income taxes for the cumulative unrecognized pension cost component of accumulated other comprehensive loss was recorded using a 25% effective tax rate for 2020 and 26%effective tax rate for 2019 and 2018, except for unrecognized pension cost of $34 million, $21 million and $23 million in 2020, 2019 and 2018, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 13 – Revenue Recognition

Seaboard has multiple segments with diverse revenue streams. For additional information on Seaboard’s segments, see Note 15. The following tables presents Seaboard’s sales disaggregated by revenue source and segment:

	Year Ended December 31, 2020
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,682	$3,981	$—	$95	$—	$16	$5,774
Transportation	8	—	1,005	—	—	—	1,013
Energy	219	—	—	11	64	—	294
Other	32	13	—	—	—	—	45
Segment/Consolidated Totals	$1,941	$3,994	$1,005	$106	$64	$16	$7,126

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

	Year Ended December 31, 2019
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,599	$3,654	$—	$112	$—	$17	$5,382
Transportation	10	—	1,061	—	—	1	1,072
Energy	210	—	—	9	117	—	336
Other	32	18	—	—	—	—	50
Segment/Consolidated Totals	$1,851	$3,672	$1,061	$121	$117	$18	$6,840

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

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The CT&M segment requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a ship is on the water and has not arrived at the designated port. Deferred revenue balances are reduced when revenue is recognized. The deferred revenue balance as of December 31, 2019 was recognized as revenue during the first quarter of 2020.

Note 14 - Income Taxes

Earnings before income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2020	2019 ADJUSTED	2018 ADJUSTED
United States	$138	$180	$(82)
Foreign	148	110	93
Total earnings excluding noncontrolling interests	286	290	11
Net loss attributable to noncontrolling interests	—	—	—
Total earnings before income taxes	$286	$290	$11

The components of total income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2020	2019 ADJUSTED	2018 ADJUSTED
Current:
Federal	$(50)	$12	$(20)
Foreign	35	39	32
State and local	2	(1)	—
Deferred:
Federal	26	(39)	10
Foreign	(3)	(1)	(5)
State and local	(7)	(7)	(9)
Income tax expense	3	3	8
Unrealized changes in other comprehensive income (loss)	(3)	(4)	2
Total income taxes	$—	$(1)	$10

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Income taxes for the years ended December 31, 2020, 2019 and 2018 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to earnings (loss) before income taxes excluding noncontrolling interests for the following reasons:

	Years ended December 31,
(Millions of dollars)	2020	2019 ADJUSTED	2018 ADJUSTED
Computed “expected” tax expense (benefit) excluding noncontrolling interests	$60	$61	$2
Adjustments to tax expense (benefit) attributable to:
Foreign tax differences	(4)	14	12
Tax-exempt income	(17)	(29)	(13)
State income taxes, net of federal benefit	(3)	(4)	(6)
Repatriation tax	—	—	14
Foreign entity tax status change	—	—	22
Federal tax credits	(34)	(47)	(23)
Federal rate reduction effect on capital loss carryback	—	—	(3)
Other	1	8	3
Total income tax expense	$3	$3	$8

In December 2019, the President of the U.S. signed into law the Further Consolidated Appropriations Act (the “2019 Tax Act”) that extended the federal blender’s credits through 2022, with retroactive recognition for 2018 and 2019. As a result, in the fourth quarter of 2019, Seaboard recognized non-taxable revenue of $136 million related to the 2018 and 2019 federal blender’s credits on the biodiesel the Pork segment blends. In February 2018, Congress retroactively extended the federal blender’s credits for 2017 and Seaboard recognized a one-time tax benefit of $4 million and non-taxable revenue of $61 million in the first quarter of 2018. In accordance with GAAP, the effects of changes in tax laws, including retroactive changes, are recognized in the financial statements in the period that the changes are enacted.

Seaboard has certain investments in various entities that are expected to enable Seaboard to obtain certain investment tax credits. Seaboard has invested in three limited liability companies that operate refined coal processing plants that generate federal income tax credits based on production levels. Seaboard’s total contributions to these long-term investments were $17 million, $15 million and $17 million during 2020, 2019 and 2018, respectively. Additionally, Seaboard invested $20 million during 2019 in limited liability companies involved in a biogas fueled power project that will generate federal income tax credits. These alternative long-term investments, accounted for using the equity method of accounting, generated in aggregate $22 million and $34 million of investment tax credits for 2020 and 2019, respectively.

Certain of Seaboard’s foreign operations are subject to no income tax or a tax rate that is lower than the U.S. corporate tax rate. Fluctuation of earnings or losses incurred from certain foreign operations conducting business in these jurisdictions impact the mix of taxable earnings.

In 2018, Seaboard elected to change the tax status of a wholly owned subsidiary from a partnership to a corporation. This change in tax status resulted in an estimated $22 million of additional tax expense and deferred tax liabilities. In 2017, Seaboard recognized $112 million of tax expense related to mandatory deemed repatriated earnings associated with the Tax Cuts and Job Act (“2017 Tax Act”). Seaboard recorded additional tax expense of $16 million related primarily to repatriation and, to a lesser extent, executive compensation items in 2018.

As of December 31, 2020 and 2019, Seaboard had income taxes receivable of $18 million and $14 million, respectively, primarily related to domestic tax jurisdictions, and had income taxes payable of $14 million and $16 million, respectively, primarily related to foreign tax jurisdictions. As of December 31, 2020, Seaboard has $6 million of long-term income tax liability related to the 2017 Tax Act mandatory deemed repatriated earnings that is due April 15, 2026. The decrease in the long-term income tax liability is related to a carryback of tax credits and reclass of overpayments.

Seaboard provided for U.S. federal income tax on $1.3 billion of undistributed earnings from foreign operations in conjunction with the 2017 Tax Act. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations and therefore, Seaboard has not recorded deferred

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. Determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical.

Components of the net deferred income tax liability were as follows:

	December 31,
(Millions of dollars)	2020	2019 ADJUSTED
Deferred income tax liabilities:
Depreciation	$100	$119
Domestic partnerships	59	65
Unrealized gain on investments	52	36
Inventory	10	15
Other	3	4
	$224	$239
Deferred income tax assets:
Reserves/accruals	$74	$73
Net operating and capital loss carry-forwards	52	63
Tax credit carry-forwards	49	75
Other	5	4
	180	215
Valuation allowance	55	68
Net deferred income tax liability	$99	$92

During the fourth quarter of 2020, Seaboard elected to change its method for valuing the inventories of its Seaboard Foods LLC subsidiary from the LIFO method to the FIFO method.  For tax purposes, prior to this change, Seaboard had a Tax LIFO reserve of approximately $51 million. This Tax LIFO reserve will be recognized as taxable income ratably over a four-year period beginning in 2020.  A deferred tax liability has been established for the future reversal amount and is included in the inventory lines in the table above, with adjustments for the retrospective presentation.

The activity within the valuation allowance account was as follows:

	Balance at	Charge (credit)	Balance at
(Millions of dollars)	beginning of year	to expense	end of year
Allowance for Deferred Tax Assets:
Year Ended December 31, 2020	$68	(13)	$55
Year Ended December 31, 2019	$59	9	$68
Year Ended December 31, 2018	$59	—	$59

Management believes Seaboard’s future taxable income will be sufficient for full realization of the net deferred tax assets. The valuation allowance relates to the tax benefits from state net operating losses and foreign net operating losses and tax credits. Management does not believe these benefits are more likely than not to be realized due to limitations imposed on the utilization of these losses and credits. As of December 31, 2020, Seaboard had state net operating loss carry-forwards of approximately $203 million and foreign net operating loss carry-forwards of approximately $111 million, a portion of which expire in varying amounts between 2021 and 2040, while others have indefinite expiration periods. As of December 31, 2020, Seaboard had state tax credit carry-forwards of approximately $22 million, net of valuation allowance, all of which carry-forward indefinitely.

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. Seaboard’s 2013, 2014 and 2015 IRS audit was finalized during the fourth quarter of 2020 with a settlement reached on an issue previously reserved as an uncertain tax position. The settlement resulted in the reversal of uncertain tax positions in the amount of approximately $6 million, and the recording of expense on IRS audit settlement of approximately $6 million. Seaboard’s 2016 U.S. income tax return is currently under IRS examination. U.S. federal tax years prior to 2013 are generally no longer subject to IRS tax assessment. In the U.S., typically the three most recent tax years are subject to IRS audits, unless an agreement is made to extend the statute of limitations for an audit in progress. In

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Seaboard’s major non-U.S. jurisdictions, including Argentina, the Dominican Republic, Ivory Coast and Senegal, tax years are typically subject to examination for three to six years.

As of December 31, 2020 and 2019, Seaboard had $30 million and $31 million, respectively, in total unrecognized tax benefits, all of which if recognized would affect the effective tax rate. Seaboard does not have any material uncertain tax positions in which it is reasonably possible that the total amounts of the unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Millions of dollars)	2020	2019
Beginning balance at January 1	$31	$25
Additions for uncertain tax positions of prior years	2	4
Decreases for uncertain tax positions of prior years	(7)	(3)
Additions for uncertain tax positions of current year	5	6
Lapse of statute of limitations	(1)	(1)
Ending balance as of December 31	$30	$31

Seaboard accrues interest related to unrecognized tax benefits and penalties in income tax expense and had approximately $8 million accrued for the payment of interest and penalties as of December 31, 2020 and 2019.

Note 15 - Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. Seaboard’s reporting segments are based on information used by Seaboard’s Chief Executive Officer in his capacity as chief operating decision maker to determine allocation of resources and assess performance. Each of the six segments is separately managed, and each was started or acquired independent of the other segments. The Pork segment primarily produces hogs to process and sells fresh and frozen pork products to further processors, foodservice operators, distributors and grocery stores throughout the U.S. and to foreign markets. This segment also produces biodiesel from pork fat and other animal fats and vegetable oils for sale to third parties. Substantially all of Seaboard’s Pork segment’s hourly employees at its processing plant are covered by a collective bargaining agreement that expires in 2024. The CT&M segment is an integrated agricultural commodity trading, processing and logistics operation that internationally markets wheat, corn, soybean meal and other agricultural commodities in bulk to third-party customers and to non-consolidated affiliates. This segment also operates flour, maize and feed mills and bakery operations in numerous foreign countries. The Marine segment provides cargo shipping services in the U.S., the Caribbean and Central and South America. The Sugar and Alcohol segment produces and processes sugar and alcohol in Argentina, primarily to be marketed locally. The Power segment is an independent power producer in the Dominican Republic operating a power generating barge. The Turkey segment, accounted for using the equity method, produces turkeys to process and sells turkey products. Total assets for the Turkey segment represent Seaboard’s investment in Butterball. Revenues for the All Other segment are primarily derived from a jalapeño pepper processing operation. Below are significant segment events that impact financial results for the periods covered by this report.

In February 2019, the Pork segment entered into an asset purchase agreement to buy an idle ethanol plant in Hugoton, Kansas for approximately $40 million. Seaboard accounted for this transaction as an asset acquisition as no workforce or substantive processes were acquired. The purchase price was allocated to property, plant and equipment based on a relative fair value basis. The Pork segment is converting the Hugoton, Kansas plant to a renewable diesel production facility, with operations currently expected to begin in 2022. The Pork segment’s biodiesel plants have historically received federal blender’s credits for the biodiesel they blend. As a result of the 2019 Tax Act, Seaboard recognized $60 million of net

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

revenue related to the 2018 and 2019 federal blender’s credits. Revenue was recognized as earned during 2020 based on biodiesel production and will be recognized in the same manner for years 2021 and 2022.

In October 2019, the CT&M segment obtained control of a former non-consolidated affiliate that operates a grain trading business in Peru. On January 5, 2018, the CT&M segment acquired flour milling and associated businesses in Senegal, Ivory Coast and Monaco. See Note 2 for further details of these acquisitions.

The Power segment is currently constructing a power barge for use in the Dominican Republic that is anticipated to begin operations by the end of 2021, alongside its existing barge; however Seaboard continues to explore strategic alternatives for the existing barge, including selling or relocating.

The following tables set forth specific financial information about each segment as reviewed by Seaboard’s management, except for the Turkey segment information previously disclosed in Note 7. Operating income and total assets in 2019 and 2018 have been adjusted in the Pork segment to reflect the change in inventory accounting method as described in Note 1. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income, along with income (loss) from affiliates for the Pork, CT&M and Turkey segments, are used as the measures of evaluating segment performance because management does not consider interest, other investment income (loss) and income tax expense on a segment basis. Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments of general corporate management oversight costs. Corporate assets primarily include cash and short-term investments, other current assets related to deferred compensation plans, long-term investments and other miscellaneous items. Corporate operating results represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation programs, which are offset by the effect of the mark-to-market adjustments on these investments recorded in other investment income (loss), net.

Net Sales:

	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Pork	$1,941	$1,851	$1,774
CT&M	3,994	3,672	3,428
Marine	1,005	1,061	1,057
Sugar and Alcohol	106	121	184
Power	64	117	122
All Other	16	18	18
Segment/Consolidated Totals	$7,126	$6,840	$6,583

Operating Income (Loss):

	Years ended December 31,
		2019	2018
(Millions of dollars)	2020	ADJUSTED	ADJUSTED
Pork	$131	$60	$144
CT&M	118	62	46
Marine	21	4	25
Sugar and Alcohol	2	(16)	9
Power	3	27	21
All Other	1	2	2
Segment Totals	276	139	247
Corporate	(31)	(29)	(11)
Consolidated Totals	$245	$110	$236

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Income (Loss) from Affiliates:

	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Pork	$(9)	$(22)	$(30)
CT&M	(2)	(5)	(11)
Marine	2	3	2
Sugar and Alcohol	1	1	1
Power	—	3	10
Turkey	(10)	(21)	(16)
Segment/Consolidated Totals	$(18)	$(41)	$(44)

Depreciation and Amortization:

	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Pork	$106	$75	$73
CT&M	28	25	22
Marine	23	23	24
Sugar and Alcohol	7	6	6
Power	8	8	8
Segment Totals	172	137	133
Corporate	—	1	1
Consolidated Totals	$172	$138	$134

Total Assets:

	December 31,
		2019
(Millions of dollars)	2020	ADJUSTED
Pork	$1,927	$1,866
CT&M	1,585	1,621
Marine	508	554
Sugar and Alcohol	153	139
Power	302	283
Turkey	265	275
All Other	6	10
Segment Totals	4,746	4,748
Corporate	1,653	1,601
Consolidated Totals	$6,399	$6,349

Investments in and Advances to Affiliates:

	December 31,
(Millions of dollars)	2020	2019
Pork	$172	$183
CT&M	222	237
Marine	30	32
Sugar and Alcohol	6	5
Power	3	3
Turkey	265	275
Segment/Consolidated Totals	$698	$735

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Capital Expenditures:

	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Pork	$207	$164	$86
CT&M	8	23	29
Marine	10	26	18
Sugar and Alcohol	5	15	5
Power	27	121	23
All Other	2	—	—
Segment Totals	259	349	161
Corporate	—	—	1
Consolidated Totals	$259	$349	$162

Geographic Information

Seaboard had sales in Colombia totaling $812 million, $778 million and $757 million for the years ended December 31, 2020, 2019 and 2018, respectively, representing approximately 11% of total sales for each year. Seaboard had sales in South Africa totaling $743 million, $668 million and $589 million for the years ended December 31, 2020, 2019 and 2018, respectively, representing approximately 10%, 10% and 9% of total sales for each respective year. No other individual foreign country accounted for 10% or more of sales to external customers.

The following table provides a geographic summary of net sales based on the location of product delivery:

	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Caribbean, Central and South America	$2,744	$2,792	$2,753
Africa	2,099	1,859	1,668
United States	1,536	1,447	1,408
Pacific Basin and Far East	435	370	381
Canada/Mexico	202	308	255
Europe	101	52	100
All other	9	12	18
Totals	$7,126	$6,840	$6,583

The following table provides a geographic summary of Seaboard’s property, plant and equipment according to their physical location and primary port for the vessels:

	December 31,
(Millions of dollars)	2020	2019
United States	$1,053	$899
Singapore	155	139
Dominican Republic	109	103
Argentina	59	59
Senegal	42	43
Ivory Coast	34	33
Zambia	25	38
All other	105	117
Totals	$1,582	$1,431

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 16 – Quarterly Financial Data (unaudited) Adjusted

Results for all quarters have been updated to reflect the impact of a change in accounting principle from the LIFO inventory method to the FIFO inventory method. See Note 1 for further discussion of this accounting principle change. Earnings Per Share (“EPS”) amounts are calculated based on thousands of dollars and; therefore, some quarters will show EPS adjustments without any adjustments to net earnings (loss) attributable to Seaboard due to rounding.

2020:

	1st	2nd	3rd	4th
(Millions of dollars except per share amounts)	Quarter	Quarter	Quarter	Quarter
As Previously Reported
Net sales	$1,683	$1,808	$1,645	$1,990
Cost of sales	$1,548	$1,717	$1,527	$1,768
Operating income	$63	$11	$29	$134
Other investment income (loss)	$(225)	$128	$56	$125
Net earnings (loss) attributable to Seaboard	$(103)	$(26)	$147	$259
Earnings (loss) per common share	$(88.43)	$(22.35)	$126.17	$222.52
Impact of Accounting Change
Cost of sales	$—	$2	$(10)	$—
Operating income	$—	$(2)	$10	$—
Net earnings (loss) attributable to Seaboard	$—	$(1)	$7	$—
Earnings (loss) per common share	$(0.30)	$(1.16)	$6.41	$—
As Adjusted
Cost of sales	$1,548	$1,719	$1,517	$1,768
Operating income	$63	$9	$39	$134
Net earnings (loss) attributable to Seaboard	$(103)	$(27)	$154	$259
Earnings (loss) per common share	$(88.73)	$(23.51)	$132.58	$222.52

2019:

	1st	2nd	3rd	4th
(Millions of dollars except per share amounts)	Quarter	Quarter	Quarter	Quarter
As Previously Reported
Net sales	$1,543	$1,822	$1,663	$1,812
Cost of sales	$1,493	$1,686	$1,589	$1,632
Operating income (loss)	$(34)	$53	$(6)	$91
Other investment income (loss)	$113	$37	$2	$73
Net earnings (loss) attributable to Seaboard	$57	$58	$(7)	$175
Earnings (loss) per common share	$48.79	$50.13	$(6.00)	$149.91
Impact of Accounting Change
Cost of sales	$—	$(10)	$2	$2
Operating income (loss)	$—	$10	$(2)	$(2)
Net earnings (loss) attributable to Seaboard	$—	$7	$(1)	$(2)
Earnings (loss) per common share	$0.09	$6.13	$(1.23)	$(1.16)
As Adjusted
Cost of sales	$1,493	$1,676	$1,591	$1,634
Operating income (loss)	$(34)	$63	$(8)	$89
Net earnings (loss) attributable to Seaboard	$57	$65	$(8)	$173
Earnings (loss) per common share	$48.88	$56.26	$(7.23)	$148.75

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2020, Seaboard’s management has evaluated, under the direction of its chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e). Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

The management of Seaboard is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision, and with the participation of management and its Internal Audit Department, Seaboard conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that Seaboard’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG, an independent registered public accounting firm, as stated in their report which is included herein.

Change in Internal Control Over Financial Reporting

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Seaboard Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Seaboard Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income,  changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes(collectively, the consolidated financial statements), and our report dated February 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 16, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information about the executive officers of Seaboard is included under the caption “Information About Seaboard’s Executive Officers” in Item 1 of this annual report on Form 10-K.

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

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions “Item 1: Election of Directors,” “Board of Directors Information – Committees of the Board – Audit Committee,” “Board of Directors Information – Director Nominations” and “Delinquent Section 16(a) Reports” of Seaboard’s definitive proxy statement for the 2021 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2020 (“Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information under the caption “Item 2: Selection of Independent Auditors” included in the Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) List the following documents filed as a part of the report:

1. Financial statements.

The financial statements are included in Item 8 of this Form 10-K.

2. Financial statement schedules.

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related consolidated notes.

3. Exhibits.

Exhibit No.	Description
3.1	Seaboard Corporation Restated Certificate of Incorporation. Incorporated herein by reference to Exhibit 3.1 of Seaboard’s Form 10-Q for the quarter ended April 4, 2009.

3.2	Seaboard Corporation By-laws, as amended. Incorporated herein by reference to Exhibit 3.2 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2005.

4	Description of common stock. Incorporated herein by reference to Exhibit 4 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2019.

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

10.9*

Seaboard Corporation Cash Balance Executive Retirement Plan Amended and Restated effective August 1, 2020. Incorporated herein by reference to Exhibit 10.3 of Seaboard’s Form 10-Q for the quarter ended September 26, 2020.

10.10*

Seaboard Corporation Pension Plan as restated and amended effective as of January 1, 2017. Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2016.

10.11*

Amendment No. 1 to the Seaboard Corporation Pension Plan as Restated as of January 1, 2017 effective and dated August 31, 2020. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended September 26, 2020.

10.12*

Seaboard Marine Ltd. 401(k) Excess Plan effective January 1, 2009 and dated December 18, 2009. Incorporated herein by reference to Exhibit 10.24 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2009.

10.13*	Seaboard Corporation Investment Option Plan dated December 18, 2000. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2000.

10.14*	Seaboard Corporation Executive Officers’ Bonus Policy (effective for 2017). Incorporated herein by reference to Exhibit 10.14 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2016.
10.15*

Seaboard Corporation Executive Officers’ Bonus Policy (effective for 2018 and supersedes all policies). Incorporated herein by reference to Exhibit 10.17 of Seaboard’s Form 10-K for the fiscal year ended December  31, 2018.

10.16*

Employment Agreement between Seaboard Corporation and Steven J. Bresky dated December 21, 2012. Incorporated herein by reference to Exhibit 10.16 of Seaboard’s Form 10-K for the fiscal year ended December  31, 2012.

10.17*

Amendment to Employment Agreement between Seaboard Corporation and Steven J. Bresky dated March  22,  2017. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended April  1, 2017.

10.18*

Restated Employment Agreement between Seaboard Corporation and Robert L. Steer dated August 27, 2020. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended September  26,  2020.

10.19*+	Restated Employment Agreement between Seaboard Corporation and David H. Rankin dated January 12, 2021.

10.20*+

Retirement Agreement between Seaboard Corporation and Darwin E. Sand dated November 23, 2020, which replaces the Employment Agreement between Seaboard Foods LLC and Darwin E. Sand dated December 31, 2018.

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

10.23*

Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 21, 2012. Incorporated herein by reference to Exhibit 10.20 of Seaboard’s Form 10-K for the fiscal year ended December  31, 2012.

10.24*	Summary of Perquisite for Personal Use of Seaboard Airplane. Incorporated herein by reference to Exhibit 10.4 of Seaboard’s Form 10-Q for the quarter ended September 26, 2020.

10.25

Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated May 30, 2008. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 30, 2008.

10.26

Amendment No. 1 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated March 30, 2009. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.27

Amendment No. 2 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated July 31, 2013. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.28

Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods, LLC, and for certain limited purposes only, the members of Triumph Foods, LLC. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 8-K dated February 3, 2004.

10.29

Amended and Restated Term Loan Credit Agreement dated September 25, 2018 by and among Seaboard Corporation, Seaboard Foods LLC, CoBank, ACB, Farm Credit Services of America, PCA and other lenders. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K filed September 27, 2018.

10.30	364-Day Revolving Credit Agreement dated May 21, 2020. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 28, 2020.

18+	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

21+	List of subsidiaries.

31.1+	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SEABOARD CORPORATION
(Registrant)

By:	/s/ Robert L. Steer
Robert L. Steer
President and Chief Executive Officer

Date:	February 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Robert L. Steer	February 16, 2021	President, Chief Executive Officer
Robert L. Steer		(principal executive officer)

/s/ David H. Rankin	February 16, 2021	Executive Vice President,
David H. Rankin		Chief Financial Officer
(principal financial officer)

/s/ Michael D. Trollinger	February 16, 2021	Senior Vice President,
Michael D. Trollinger		Corporate Controller and
Chief Accounting Officer
(principal accounting officer)

/s/ Ellen S. Bresky	February 16, 2021	Chairwoman of the Board
Ellen S. Bresky

/s/ Douglas W. Baena	February 16, 2021	Lead Director
Douglas W. Baena

/s/ David A. Adamsen	February 16, 2021	Director
David A. Adamsen

/s/ Edward I. Shifman, Jr.	February 16, 2021	Director
Edward I. Shifman, Jr.

/s/ Paul M. Squires	February 16, 2021	Director
Paul M. Squires