Form 10-Q
period 2021-04-03
SEABOARD CORP /DE/
filed 2021-05-04
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on April 26, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	April 3,	March 28,
(Millions of dollars except share and per share amounts)	2021	2020
Net sales:
Products (includes affiliate sales of $293 and $259)	$1,731	$1,382
Services (includes affiliate sales of $5 and $6)	313	283
Other	15	18
Total net sales	2,059	1,683
Cost of sales and operating expenses:
Products	1,606	1,278
Services	261	256
Other	14	14
Total cost of sales and operating expenses	1,881	1,548
Gross income	178	135
Selling, general and administrative expenses	86	72
Operating income	92	63
Other income (expense):
Interest expense	10	(5)
Interest income	5	7
Income (loss) from affiliates	6	(4)
Other investment income (loss), net	71	(225)
Foreign currency gains (losses), net	9	(11)
Miscellaneous, net	6	1
Total other income (loss), net	107	(237)
Earnings (loss) before income taxes	199	(174)
Income tax benefit (expense)	(20)	71
Net earnings (loss)	$179	$(103)
Less: Net loss (income) attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Seaboard	$179	$(103)

Earnings (loss) per common share	$154.03	$(88.73)
Average number of shares outstanding	1,160,779	1,163,888

Other comprehensive income, net of income tax expense of $1 and $0:
Foreign currency translation adjustment	15	3
Unrecognized pension cost	1	2
Other comprehensive income, net of tax	$16	$5
Comprehensive income (loss)	195	(98)
Less: Comprehensive loss (income) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Seaboard	$195	$(98)

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	April 3,	December 31,
(Millions of dollars except share and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$65	$76
Short-term investments	1,384	1,465
Receivables, net of allowance for credit losses of $30 and $28	672	532
Inventories	1,360	1,178
Other current assets	130	103
Total current assets	3,611	3,354
Property, plant and equipment, net	1,657	1,582
Operating lease right of use assets, net	375	390
Investments in and advances to affiliates	677	698
Goodwill	172	167
Other non-current assets	201	208
Total assets	$6,693	$6,399
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$346	$222
Current maturities of long-term debt	9	55
Accounts payable	338	276
Deferred revenue (includes $30 and $38 from affiliates)	88	89
Operating lease liabilities	114	111
Other current liabilities	288	323
Total current liabilities	1,183	1,076
Long-term debt, less current maturities	704	707
Deferred income taxes	119	103
Long-term operating lease liabilities	298	318
Other liabilities	369	367
Total non-current liabilities	1,490	1,495
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2021 and 2020	1	1
Accumulated other comprehensive loss	(455)	(471)
Retained earnings	4,463	4,287
Total Seaboard stockholders’ equity	4,009	3,817
Noncontrolling interests	11	11
Total equity	4,020	3,828
Total liabilities and stockholders’ equity	$6,693	$6,399

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2019	$1	$(440)	$4,030	$10	$3,601
Adoption of accounting guidance (see Note 1)	—	—	(3)	—	(3)
Comprehensive income (loss):
Net loss	—	—	(103)	—	(103)
Other comprehensive income, net of tax	—	5	—	—	5
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 28, 2020	$1	$(435)	$3,908	$10	$3,484

Balances, December 31, 2020	$1	$(471)	$4,287	$11	$3,828
Comprehensive income:
Net earnings	—	—	179	—	179
Other comprehensive income, net of tax	—	16	—	—	16
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 3, 2021	$1	$(455)	$4,463	$11	$4,020

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$179	$(103)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	42	36
Deferred income taxes	14	(64)
Loss (income) from affiliates	(6)	4
Dividends received from affiliates	28	5
Other investment loss (income), net	(71)	225
Other, net	(4)	5
Changes in assets and liabilities:
Receivables, net of allowance for credit losses	(138)	(48)
Inventories	(177)	(102)
Other assets	(20)	(1)
Accounts payable	27	(32)
Other liabilities, exclusive of debt	(24)	(31)
Net cash from operating activities	(150)	(106)
Cash flows from investing activities:
Purchase of short-term investments	(210)	(200)
Proceeds from the sale of short-term investments	356	284
Proceeds from the maturity of short-term investments	10	17
Capital expenditures	(96)	(55)
Investments in and advances to affiliates, net	—	(5)
Principal payments received on notes receivable	11	—
Purchase of long-term investments	(9)	(35)
Other, net	7	—
Net cash from investing activities	69	6
Cash flows from financing activities:
Uncommitted lines of credit, net	124	96
Draws under committed lines of credit	172	70
Repayments of committed lines of credit	(172)	(70)
Principal payments of long-term debt	(48)	(6)
Repurchase of common stock	—	(13)
Dividends paid	(3)	(3)
Other, net	(2)	3
Net cash from financing activities	71	77
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net change in cash and cash equivalents	(11)	(24)
Cash and cash equivalents at beginning of year	76	125
Cash and cash equivalents at end of period	$65	$101

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its subsidiaries (“Seaboard”). These financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2020 as filed in its annual report on Form 10-K. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard’s year-end is December 31. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

The unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Seaboard has consistently applied all accounting policies as disclosed in its latest annual report on Form 10-K to all periods presented in these condensed consolidated financial statements. During the fourth quarter of 2020, Seaboard elected to change its method of valuing its inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The effects of the change in accounting principle from LIFO to FIFO were retrospectively applied and, as a result, certain financial statement line items in the condensed consolidated statements of comprehensive income, changes in equity and cash flows for the three months ended March  28, 2020 were adjusted as necessary. For further information, refer to the annual report on Form 10-K for the year ended December 31, 2020.

Supplemental Cash Flow Information

Non-cash investing activities for the three months ended April 3, 2021, included purchases of property, plant and equipment in accounts payable of $24 million. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right of use assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36	$35
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	1

Operating right of use assets obtained in exchange for new operating lease liabilities	$13	$38
Finance right of use assets obtained in exchange for new finance lease liabilities	4	8

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was related to foreign currency exchange differences of $5 million within the Commodity Trading and Milling (“CT&M”) segment. As of April 3, 2021, intangible assets, included in other non-current assets, were $54 million, net of accumulated amortization of $25 million.

Income Taxes

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period.

Accounting Standard Recently Adopted

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

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	April 3,	December 31,
(Millions of dollars)	2021	2020
Domestic equity securities	$697	$702
Domestic debt securities	392	496
Foreign equity securities	149	133
Foreign debt securities	106	68
Money market funds held in trading accounts	18	47
Other trading securities	22	19
Total trading short-term investments	$1,384	$1,465

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $65 million and ($236) million for the three months ended April 3, 2021 and March 28, 2020, respectively.

Seaboard had $42 million and $29 million of short-term investments denominated in foreign currencies, primarily euros, as of April 3, 2021 and December 31, 2020, respectively.

Note 3 – Inventories

The following is a summary of inventories:

	April 3,	December 31,
(Millions of dollars)	2021	2020
At lower of FIFO cost and net realizable value (NRV):
Hogs and materials	$467	$437
Pork products and materials	56	46
Grains, oilseeds and other commodities	472	380
Biodiesel	101	72
Sugar produced and in process	26	24
Other	50	61
Total inventories at lower of FIFO cost and NRV	1,172	1,020
Grain, flour and feed at lower of weighted average cost and NRV	188	158
Total inventories	$1,360	$1,178

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

The outstanding balances under uncommitted lines of credit were $346 million and $222 million as of April 3, 2021 and December 31, 2020, respectively. Of the outstanding balance at April 3, 2021, $150 million was denominated in foreign currencies with $109 million denominated in the South African rand, $24 million denominated in the Canadian dollar and the remaining in various other currencies. There were no outstanding balances under committed lines of credit as of April 3, 2021 and December 31, 2020. The weighted average interest rate for outstanding lines of credit was 2.64% and 3.89% as of April 3, 2021 and December 31, 2020, respectively.

Long-term Debt

Long-term debt includes borrowings under term loans and other contractual obligations for payment, including notes payable. The following is a summary of long-term debt:

	April 3,	December 31,
(Millions of dollars)	2021	2020
Term Loans due 2027-2028	$712	$714
Foreign subsidiary obligations	2	49
Total debt at face value	714	763
Current maturities and unamortized discount and costs	(10)	(56)
Long-term debt, less current maturities and unamortized discount and costs	$704	$707

The interest rate on the Term Loan due 2028 was 1.73% and 1.77% as of April 3, 2021 and December 31, 2020, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 7.70% and 3.51% as of April 3, 2021 and December 31, 2020, respectively. Foreign subsidiary obligations as of December 31, 2020, included a $46 million euro-denominated note payable related to a 2018 acquisition that was repaid in January 2021.

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of April 3, 2021.

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

In early 2021, two additional standalone plaintiffs filed similar actions in District Courts in Florida and Texas, respectively. These actions are currently stayed pending resolution of a transfer motion before the Judicial Panel on Multidistrict Litigation.

Seaboard intends to defend all of these cases vigorously. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from these suits, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suits.

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

A creditor of Cereoil which has a claim in the bankruptcy proceeding pending in Uruguay has threatened to bring legal action in the U.S. against Seaboard alleging on various legal theories that Seaboard is responsible for indebtedness of approximately $10 million, plus accrued interest. Seaboard will vigorously defend this action should it be brought.

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

Guarantees

Certain of the non-consolidated affiliates and third-party contractors who perform services for Seaboard have bank debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. Seaboard does not issue guarantees of third parties for compensation. As of April 3, 2021, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote.

Note 5 – Employee Benefits

Seaboard has qualified defined benefit pension plans for its domestic salaried and clerical employees that were hired before January 1, 2014. Effective January 1, 2021, Seaboard transferred assets and liabilities for employees of certain Seaboard subsidiaries into a successor plan. Seaboard also sponsors non-qualified, unfunded supplemental executive plans, and has certain individual, non-qualified, unfunded supplemental retirement agreements for certain retired employees. Management has no plans to provide funding for any plans in advance of when the benefits are paid.

The net periodic benefit cost for all of these plans were as follows:

	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Components of net periodic benefit cost:
Service cost	$3	$3
Interest cost	2	3
Expected return on plan assets	(3)	(3)
Amortization and other	2	3
Net periodic benefit cost	$4	$6

Note 6 – Derivatives and Fair Value of Financial Instruments

The following tables shows assets and liabilities measured at fair value on a recurring basis, and also the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	April 3,
(Millions of dollars)	2021	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$697	$697	$—	$—
Domestic debt securities	392	152	240	—
Foreign equity securities	149	149	—	—
Foreign debt securities	106	—	106	—
Money market funds held in trading accounts	18	18	—	—
Other trading securities	22	4	18	—
Trading securities – other current assets:
Domestic equity securities	14	14	—	—
Money market fund held in trading accounts	7	7	—	—
Foreign equity securities	4	4	—	—
Fixed income mutual funds	3	2	1	—
Long-term investment	32	—	—	32
Derivatives:
Commodities	17	16	1	—
Interest rate swaps	8	—	8	—
Foreign currencies	2	—	2	—
Total assets	$1,471	$1,063	$376	$32
Liabilities:
Contingent consideration	$15	$—	$—	$15
Derivatives:
Commodities	24	24	—	—
Foreign currencies	1	—	1	—
Total liabilities	$40	$24	$1	$15

	Balance
	December 31,
(Millions of dollars)	2020	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$702	$702	$—	$—
Domestic debt securities	496	196	300	—
Foreign equity securities	133	133	—	—
Foreign debt securities	68	—	68	—
Money market funds held in trading accounts	47	47	—	—
Other trading securities	20	3	17	—
Trading securities – other current assets:
Domestic equity securities	14	14	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	3	3	—	—
Fixed income mutual funds	3	2	1	—
Long-term investment	31	—	—	31
Derivatives:
Commodities	28	28	—	—
Interest rate swaps	1	—	1	—
Total assets	$1,552	$1,134	$387	$31
Liabilities:
Trading securities – short-term investments:
Other trading securities	$1	$—	$1	$—
Contingent consideration	16	—	—	16
Derivatives:
Commodities	19	19	—	—
Foreign currencies	9	—	9	—
Total liabilities	$45	$19	$10	$16

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

Seaboard has a long-term investment in a financial services company that primarily lends to and invests in debt securities of privately held companies. This long-term investment is classified in “Other non-current assets” and is valued at net asset value (“NAV”), adjusted for specific liquidity factors, resulting in level 3 classification. The change in value for the first quarter of 2021 is related to equity market activity.

The fair value of Seaboard’s contingent consideration related to a 2018 acquisition was classified as a level 3 in the fair value hierarchy since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled with adjustments included in net earnings (loss). The change in value for the first quarter of 2021 was related to updated interest rates, foreign currency rates and estimated earnings before interest taxes depreciation amortization projections at the measurement date.

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses various commodity derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Also, Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies, interest rate swap agreements to manage the interest rate risk with respect to certain variable rate long-term debt, and equity futures contracts to manage the equity price risk with respect to certain short-term investments. While management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. These derivative contracts are recorded at fair value, with any changes in fair value recognized in the condensed consolidated statements of comprehensive income. As the derivative contracts are not accounted for as hedges, fluctuations in the related prices or rates could have a material impact on earnings in any given reporting period. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2020.

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		April 3,	December 31,
(Millions)	Metric	2021	2020
Commodities
Grain	Bushels	33	26
Hogs	Pounds	2	2
Soybean oil	Pounds	75	56
Heating oil	Gallons	17	—
Foreign currencies	U.S. dollar	117	49
Interest rate swaps	U.S. dollar	400	400
Equity futures	U.S. dollar	—	3

During mid-2020, Seaboard entered into interest rate swap agreements that mature in mid-2025. Seaboard pays fixed-rate interest payments at a weighted-average interest rate of 0.26% and receives variable-rate interest payments based on the one-month LIBOR from the counterparty without the exchange of the underlying notional amounts.

Credit risks associated with these derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and uses margin accounts for some contracts. At April 3, 2021, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $10 million.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended
		April 3,	March 28,
(Millions of dollars)		2021	2020
Commodities	Cost of sales	$2	$21
Foreign currencies	Cost of sales	1	12
Foreign currencies	Foreign currency gains (losses), net	2	1
Interest rate swaps	Interest expense	7	—
Equity futures	Other investment income (loss), net	—	28

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		April 3,	December 31,		April 3,	December 31,
(Millions of dollars)		2021	2020		2021	2020
Commodities	Other current assets	$17	$28	Other current liabilities	$24	$19
Foreign currencies	Other current assets	2	—	Other current liabilities	1	9
Interest rate swaps	Other current assets	8	1	Other current liabilities	—	—
Equity futures	Short-term investments	—	—	Short-term investments	—	—

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of April 3, 2021 and December 31, 2020, the commodity derivatives had a margin account balance of $46 million and $15 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $39 million and $24 million, respectively. Seaboard’s equity derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 7 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard’s share repurchase program expired on October 31, 2020. Under this share repurchase program, Seaboard was authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may have been above or below the traded market price. During the first quarter of 2020, Seaboard repurchased 4,069 shares of common stock at a total price of $13 million. Shares repurchased were retired and became authorized and unissued shares.

The components of accumulated other comprehensive loss, net of related taxes, were as follows:

	April 3,	December 31,
(Millions of dollars)	2021	2020
Cumulative foreign currency translation adjustment	$(361)	$(376)
Cumulative unrecognized pension cost	(94)	(95)
Total accumulated other comprehensive loss	$(455)	$(471)

Note 8 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective products or services of each segment, see Note 15 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2020.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended April 3, 2021
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$495	$1,146	$—	$24	$—	$3	$1,668
Transportation	1	—	300	—	—	1	302
Energy	63	—	—	2	13	—	78
Other	6	5	—	—	—	—	11
Segment/Consolidated Totals	$565	$1,151	$300	$26	$13	$4	$2,059

	Three Months Ended March 28, 2020
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$405	$910	$—	$21	$—	$6	$1,342
Transportation	2	—	269	—	—	—	271
Energy	40	—	—	1	17	—	58
Other	8	4	—	—	—	—	12
Segment/Consolidated Totals	$455	$914	$269	$22	$17	$6	$1,683

The following tables present Seaboard’s operating income (loss) and income (loss) from affiliates by segment. Operating income (loss) for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income (loss), along with income or loss from affiliates for the Pork, CT&M and Turkey segments, is used as the measure of evaluating segment performance because management does not consider interest, other investment income (loss) and income tax benefit (expense) on a segment basis. Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments of general corporate management oversight costs.

Operating Income (Loss):	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Pork	$61	$32
CT&M	16	30
Marine	21	(6)
Sugar and Alcohol	1	(1)
Power	(2)	2
All Other	1	1
Segment Totals	98	58
Corporate	(6)	5
Consolidated Totals	$92	$63

Income (Loss) from Affiliates:	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Pork	$4	$1
CT&M	6	1
Marine	1	1
Sugar and Alcohol	—	—
Power	—	—
Turkey	(5)	(7)
Segment/Consolidated Totals	$6	$(4)

The following tables present total assets by segment and the investments in and advances to affiliates by segment. Corporate assets primarily include cash and short-term investments, other current assets related to deferred compensation plans, long-term investments and other miscellaneous items. Corporate operating results represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation plans, which are offset by the effect of the mark-to-market adjustments on these investments recorded in other investment income (loss), net.

Total Assets:	April 3,	December 31,
(Millions of dollars)	2021	2020
Pork	$2,069	$1,927
CT&M	1,804	1,585
Marine	512	508
Sugar and Alcohol	146	153
Power	304	302
Turkey	259	265
All Other	6	6
Segment Totals	5,100	4,746
Corporate	1,593	1,653
Consolidated Totals	$6,693	$6,399

Investments in and Advances to Affiliates:	April 3,	December 31,
(Millions of dollars)	2021	2020
Pork	$153	$172
CT&M	226	222
Marine	30	30
Sugar and Alcohol	6	6
Power	3	3
Turkey	259	265
Segment/Consolidated Totals	$677	$698

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of April 3, 2021 and December 31, 2020, Butterball had total assets of $1,080 million and $993 million, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Net sales	$341	$318
Operating loss	$(16)	$(7)
Net loss	$(11)	$(13)

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

Liquidity includes cash and cash equivalents, short-term investments and availability under revolving credit facilities. As of April 3, 2021, Seaboard had cash and short-term investments of $1.4 billion and additional total net working capital of $979 million. Also, Seaboard had uncommitted lines of credit available totaling $398 million and committed lines of credit available totaling $350 million as of April 3, 2021.

As of April 3, 2021, $52 million of the $1.4 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Cash Flows

Cash and short-term investments as of April 3, 2021 decreased $92 million to $1.4 billion from December 31, 2020. The decrease was primarily the result of the liquidation of short-term investments for working capital needs. Cash from operating activities decreased $44 million for the three-month period of 2021 compared to the same period in 2020 primarily due to uses of cash for working capital, partially offset by higher adjusted earnings.

During the three months ended April 3, 2021, Seaboard invested $96 million in property, plant and equipment, of which $78 million was in the Pork segment. The Pork segment expenditures were primarily for the construction of the renewable diesel plant in Hugoton, Kansas. For the remainder of 2021, management has budgeted capital expenditures totaling approximately $455 million. The Pork segment budgeted approximately $365 million primarily for modifications to convert the Hugoton, Kansas plant to a renewable diesel plant, with operations expected to begin in 2022, and other new investments, including a fuel storage and distribution facility and biogas recovery.

During the three months ended April 3, 2021, Seaboard repaid foreign subsidiary debt related to a 2018 acquisition of $46 million upon its maturity. The primary debt outstanding is a Term Loan due in 2028 with a balance of $683 million as of April 3, 2021.

RESULTS OF OPERATIONS

Net sales for the three-month period of 2021 increased $376 million over the same period in 2020. The increase primarily reflected higher sales prices and volumes of certain commodities in the CT&M segment, higher prices for pork products, market hogs and biodiesel sold in the Pork segment and higher cargo volumes in the Marine segment.

Operating income increased $29 million for the three-month period of 2021 compared to the same period in 2020. The increase primarily reflected higher margins on pork product sales in the Pork segment and higher cargo sales and lower fuel and other voyage costs in the Marine segment, partially offset by derivative contract losses in the CT&M segment.

Seaboard’s operations have been impacted by the COVID-19 pandemic; however, Seaboard has seen improvements in its financial results since the most dramatic impact in the second quarter of 2020 when the onset of the pandemic began. Seaboard continues to encounter challenges with labor and has partially-staffed shifts; impacts from commodity market volatility; and certain product sales not yet at pre-COVID levels. The near and long-term impacts of the COVID-19 pandemic on Seaboard’s operations and the global economy are unknown and impossible to predict with any level of certainty. Other than capital market volatility on short-term investments, the effects of the COVID-19 pandemic were not significant on a consolidated or segment basis to Seaboard’s first quarter results of prior year.

Pork Segment

	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Net sales	$565	$455
Operating income	$61	$32
Income from affiliates	$4	$1

Net sales for the Pork segment increased $110 million for the three-month period of 2021 compared to the same period in 2020. The increase was primarily the result of higher prices of pork products, market hogs and biodiesel sold.

Operating income for the Pork segment increased $29 million for the three-month period of 2021 compared to the same period in 2020. The increase was primarily due to higher margins on pork product sales and market hogs, partially offset by higher costs for feed. Management is unable to predict market prices for pork products, the cost of feed or third-party hogs or the prices of biodiesel or the ongoing impacts of the COVID-19 pandemic for future periods; however, management anticipates this segment will be profitable for the remainder of 2021. The uncertainties and the volatility of the commodity grain markets could have a significant impact on profitability.

CT&M Segment

	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Net sales	$1,151	$914
Operating income as reported	$16	$30
Mark-to-market adjustments	11	(5)
Operating income excluding mark-to-market adjustments	$27	$25
Income from affiliates	$6	$1

Net sales for the CT&M segment increased $237 million for the three-month period of 2021 compared to the same period in 2020. The increase primarily reflected higher sales prices and volumes of certain commodities to third-party customers and, to a lesser extent, higher commodity prices to affiliates, partially offset by lower volumes to affiliates.

Operating income for this segment decreased $14 million for the three-month period of 2021 compared to the same period in 2020. The decrease primarily reflected derivative contract losses related to mark-to-market adjustments, partially offset by higher margins on third-party sales. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, the volatility in the commodity markets and the ongoing impacts of the COVID-19 pandemic, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment for the remainder of 2021, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $11 million and lower by $5 million for the three-month period of 2021 and 2020, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2021. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Net sales	$300	$269
Operating income (loss)	$21	$(6)
Income from affiliates	$1	$1

Net sales for the Marine segment increased $31 million for the three-month period of 2021 compared to the same period in 2020. The increase was primarily the result of higher cargo volumes.

Operating income for this segment increased $27 million for the three-month period of 2021 compared to the same period in 2020. The increase was primarily the result of higher sales and lower fuel costs, partially offset by higher terminal and intermodal trucking costs related to the increase in cargo volumes. Management cannot predict changes in fuel costs or other voyage costs, including charter hire costs, cargo volumes and cargo rates, or the ongoing impacts of the COVID-19 pandemic for future periods; however, management anticipates this segment will be profitable for the remainder of 2021.

Sugar and Alcohol Segment

	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Net sales	$26	$22
Operating income (loss)	$1	$(1)
Income from affiliates	$—	$—

Net sales for the Sugar and Alcohol segment increased $4 million for the three-month period of 2021 compared to the same period in 2020. The increase primarily reflected higher volumes of sugar and alcohol sold, partially offset by lower prices of sugar and alcohol. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar.

Operating income for the Sugar and Alcohol segment increased $2 million for the three-month period of 2021 compared to the same period in 2020. The increase primarily reflected higher margins on alcohol due to lower production costs, partially offset by lower margins on sugar due to higher production costs and lower prices. Management cannot predict local sugar and alcohol prices, the volatility in the currency exchange rate or the ongoing impacts of the COVID-19 pandemic for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2021.

Power Segment

	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Net sales	$13	$17
Operating income (loss)	$(2)	$2
Income from affiliates	$—	$—

Net sales for the Power segment decreased $4 million for the three-month period of 2021 compared to the same period in 2020. The decrease reflected lower power generation, partially offset by higher spot market rates as a result of higher fuel prices. Dispatch to the local power grid is done on the basis of a merit list with lower cost power plants dispatched before those with higher costs.

Operating income for the Power segment decreased $4 million for the three-month period of 2021 compared to the same period in 2020. The decrease was primarily due to lower revenues. Management cannot predict fuel costs, the extent that spot market rates will fluctuate compared to fuel costs or other power producers, or the ongoing impacts of the COVID-19 pandemic for future periods. Based on these conditions and plans for the interconnection of the existing barge at a new site related to the arrival of the new barge, management expects this segment will not be profitable for the remainder of 2021. The new barge arrived in early May 2021 and testing and commissioning has commenced. Commercial operations for the new barge are anticipated to begin later this year and management continues to explore strategic alternatives for the existing barge, including selling or relocating.

Turkey Segment

	Three Months Ended
	April 3,	March 28,
(Millions of dollars)	2021	2020
Loss from affiliates	$(5)	$(7)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The decrease in loss from affiliates for the three-month period of 2021 compared to the same period in 2020 was primarily the result of lower interest costs, partially offset by higher feed and plant production costs. Sales volumes increased, and to a lesser extent, prices, though the decrease in value-added product sales contributed to a weaker sales mix with lower margins. Management is unable to predict market prices for turkey products, the cost of feed or the ongoing impacts of the COVID-19 pandemic for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2021. The uncertainties and the volatility of the commodity grain markets could have a significant impact on profitability.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $14 million for the three-month period of 2021 compared to the same period in 2020 primarily as a result of higher costs related to Seaboard’s deferred compensation program. The deferred compensation program costs are offset by the effect of the mark-to-market on investments recorded in other investment income (loss).

Interest Expense

Interest expense decreased $15 million for the three-month period of 2021 compared to the same period in 2020 primarily related to lower interest rates on outstanding debt and mark-to-market fluctuations on interest rate swap agreements.

Other Investment Income (Loss), Net

Other investment income (loss), net increased $296 million for the three-month period of 2021 compared to the same period in 2020 primarily due to mark-to-market fluctuations on short-term investments.

Foreign Currency Gains (Losses), Net

Foreign currency gains (losses), net increased $20 million for the three-month period of 2021 compared to the same period in 2020 primarily due to fluctuations in the South African rand and the euro among fluctuations of other currency exchange rates in several foreign countries.

Income Tax Benefit (Expense)

The effective tax rate for the three-month period of 2021 was lower than the three-month period of 2020 primarily due to pre-tax income in 2021 versus pre-tax loss in 2020 and the associated impact from tax credits. Tax credits decrease the income tax expense in a pre-tax income year resulting in a lower effective tax rate and increase the income tax benefit in a pre-tax loss year resulting in a higher effective tax rate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2020. See Note 6 to the condensed consolidated financial statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 3, 2021. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended April 3, 2021 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10-K for the year ended December 31, 2020.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Seaboard Marine Pension Plan, effective January 1, 2021

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) the impact of pandemics or other public health emergencies, such as the COVID-19 pandemic; (xiii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiv) adverse results in pending litigation matters; or (xv) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

SEABOARD CORPORATION
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: May 4, 2021

by:	/s/ Michael D. Trollinger
Michael D. Trollinger Senior Vice President, Corporate Controller
and Chief Accounting Officer

(principal accounting officer)

Date: May 4, 2021