Form 10-Q
period 2021-07-03
SEABOARD CORP /DE/
filed 2021-08-03
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on July 27, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars except share and per share amounts)	2021	2020	2021	2020
Net sales:
Products (affiliate sales of $392, $332, $685 and $591)	$2,089	$1,589	$3,820	$2,971
Services (affiliate sales of $4, $6, $9 and $12)	330	206	643	489
Other	11	13	26	31
Total net sales	2,430	1,808	4,489	3,491
Cost of sales and operating expenses:
Products	1,894	1,520	3,500	2,798
Services	269	185	530	441
Other	14	14	28	28
Total cost of sales and operating expenses	2,177	1,719	4,058	3,267
Gross income	253	89	431	224
Selling, general and administrative expenses	88	80	174	152
Operating income	165	9	257	72
Other income (expense):
Interest expense	(6)	(6)	4	(11)
Interest income	6	4	11	11
Income (loss) from affiliates	(5)	(17)	1	(21)
Other investment income (loss), net	46	128	117	(97)
Foreign currency gains (losses), net	(7)	(5)	2	(16)
Miscellaneous, net	1	1	7	2
Total other income (expense), net	35	105	142	(132)
Earnings (loss) before income taxes	200	114	399	(60)
Income tax expense	(24)	(141)	(44)	(70)
Net earnings (loss)	$176	$(27)	$355	$(130)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Seaboard	$176	$(27)	$355	$(130)

Earnings (loss) per common share	$151.56	$(23.51)	$305.59	$(112.33)
Average number of shares outstanding	1,160,779	1,160,779	1,160,779	1,162,307

Other comprehensive income (loss), net of income tax expense of $1, $1, $1 and $1:
Foreign currency translation adjustment	(15)	(19)	—	(16)
Unrecognized pension cost	4	—	5	2
Other comprehensive income (loss), net of tax	$(11)	$(19)	$5	$(14)
Comprehensive income (loss)	165	(46)	360	(144)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Seaboard	$165	$(46)	$360	$(144)

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	July 3,	December 31,
(Millions of dollars except share and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$92	$76
Short-term investments	1,483	1,465
Receivables, net of allowance for credit losses of $30 and $28	642	532
Inventories	1,497	1,178
Other current assets	164	103
Total current assets	3,878	3,354
Property, plant and equipment, net	1,744	1,582
Operating lease right of use assets, net	416	390
Investments in and advances to affiliates	666	698
Goodwill	164	167
Other non-current assets	202	208
Total assets	$7,070	$6,399
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$474	$222
Current maturities of long-term debt	9	55
Accounts payable	390	276
Deferred revenue	95	89
Operating lease liabilities	137	111
Other current liabilities	308	323
Total current liabilities	1,413	1,076
Long-term debt, less current maturities	711	707
Deferred income taxes	85	103
Long-term operating lease liabilities	315	318
Other liabilities	363	367
Total non-current liabilities	1,474	1,495
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2021 and 2020	1	1
Accumulated other comprehensive loss	(466)	(471)
Retained earnings	4,637	4,287
Total Seaboard stockholders’ equity	4,172	3,817
Noncontrolling interests	11	11
Total equity	4,183	3,828
Total liabilities and stockholders’ equity	$7,070	$6,399

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2019	$1	$(440)	$4,030	$10	$3,601
Adoption of accounting guidance (see Note 1)	—	—	(3)	—	(3)
Comprehensive income (loss):
Net loss	—	—	(103)	—	(103)
Other comprehensive income, net of tax	—	5	—	—	5
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 28, 2020	$1	$(435)	$3,908	$10	$3,484
Comprehensive loss:
Net loss	—	—	(27)	—	(27)
Other comprehensive loss, net of tax	—	(19)	—	—	(19)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 27, 2020	$1	$(454)	$3,879	$10	$3,436

Balances, December 31, 2020	$1	$(471)	$4,287	$11	$3,828
Comprehensive income:
Net earnings	—	—	179	—	179
Other comprehensive income, net of tax	—	16	—	—	16
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 3, 2021	$1	$(455)	$4,463	$11	$4,020
Comprehensive income (loss):
Net earnings	—	—	176	—	176
Other comprehensive loss, net of tax	—	(11)	—	—	(11)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 3, 2021	$1	$(466)	$4,637	$11	$4,183

See accompanying notes to condensed consolidated financial statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 3,	June 27,
(Millions of dollars)	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$355	$(130)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	87	72
Deferred income taxes	(26)	(46)
Loss (income) from affiliates	(1)	21
Dividends received from affiliates	30	7
Other investment loss (income), net	(117)	97
Other, net	4	22
Changes in assets and liabilities:
Receivables, net of allowance for credit losses	(109)	86
Inventories	(319)	22
Other assets	(51)	5
Accounts payable	86	(177)
Other liabilities, exclusive of debt	(7)	21
Net cash from operating activities	(68)	—
Cash flows from investing activities:
Purchase of short-term investments	(1,482)	(311)
Proceeds from the sale of short-term investments	1,569	464
Proceeds from the maturity of short-term investments	19	20
Capital expenditures	(223)	(108)
Proceeds from the sale of property, plant and equipment	14	2
Principal payments received on notes receivable	11	—
Purchase of long-term investments	(14)	(38)
Other, net	1	(6)
Net cash from investing activities	(105)	23
Cash flows from financing activities:
Uncommitted lines of credit, net	152	(22)
Draws under committed lines of credit	402	205
Repayments of committed lines of credit	(302)	(205)
Principal payments of long-term debt	(50)	(31)
Repurchase of common stock	—	(13)
Dividends paid	(5)	(5)
Other, net	(5)	3
Net cash from financing activities	192	(68)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net change in cash and cash equivalents	16	(46)
Cash and cash equivalents at beginning of year	76	125
Cash and cash equivalents at end of period	$92	$79

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

The unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Seaboard has consistently applied all accounting policies as disclosed in its latest annual report on Form 10-K to all periods presented in these condensed consolidated financial statements. During the fourth quarter of 2020, Seaboard elected to change its method of valuing its inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The effects of the change in accounting principle from LIFO to FIFO were retrospectively applied and, as a result, certain financial statement line items in the condensed consolidated statements of comprehensive income, changes in equity and cash flows for the six months ended June 27, 2020 were adjusted as necessary. For further information, refer to the annual report on Form 10-K for the year ended December 31, 2020.

Supplemental Cash Flow Information

Non-cash investing activities for the six months ended July 3, 2021, included purchases of property, plant and equipment in accounts payable of $28 million. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right of use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Six months ended
	July 3,	June 27,
(Millions of dollars)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75	$71
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	5	3

Operating ROU assets obtained in exchange for new operating lease liabilities	$84	$43
Finance ROU assets obtained in exchange for new finance lease liabilities	6	27

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill of $3 million as of July 3, 2021 compared to December 31, 2020 was due to foreign currency exchange differences and other adjustments within the Commodity Trading and Milling (“CT&M”) segment. As of July 3, 2021, other intangible assets, included in other non-current assets, were $50 million, net of accumulated amortization of $27 million.

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

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	July 3,	December 31,
(Millions of dollars)	2021	2020
Domestic debt securities	$685	$496
Domestic equity securities	456	702
Foreign equity securities	193	133
Foreign debt securities	117	68
Money market funds held in trading accounts	15	47
Other trading securities	17	19
Total trading short-term investments	$1,483	$1,465

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $9 million and $17 million for the three and six months ended July 3, 2021, respectively, and $113 million and $(97) million for the three and six months ended June 27, 2020, respectively.

Seaboard had $45 million and $29 million of short-term investments denominated in foreign currencies, primarily euros, as of July 3, 2021 and December 31, 2020, respectively.

Note 3 – Inventories

The following is a summary of inventories:

	July 3,	December 31,
(Millions of dollars)	2021	2020
At lower of FIFO cost and net realizable value (NRV):
Hogs and materials	$467	$437
Pork products and materials	46	46
Grains, oilseeds and other commodities	576	380
Biodiesel	122	72
Sugar produced and in process	37	24
Other	43	61
Total inventories at lower of FIFO cost and NRV	1,291	1,020
Grain, flour and feed at lower of weighted average cost and NRV	206	158
Total inventories	$1,497	$1,178

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

The outstanding balances under uncommitted lines of credit were $374 million and $222 million as of July 3, 2021 and December 31, 2020, respectively. Of the outstanding balance at July 3, 2021, $236 million was denominated in foreign currencies with $203 million denominated in the South African rand, $24 million denominated in the Canadian dollar and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 2.81% and 3.89% as of July 3, 2021 and December 31, 2020, respectively.

During the second quarter of 2021, Seaboard amended a committed line of credit agreement to increase the borrowing capacity from $100 million to $250 million. This credit agreement is secured by certain short-term investments and matures on September 30, 2022. A $250 million committed line of credit matured in May 2021. There was $100 million outstanding under committed lines of credit as of July 3, 2021 and no balance outstanding as of December 31, 2020.

Long-term Debt

The following is a summary of long-term debt:

	July 3,	December 31,
(Millions of dollars)	2021	2020
Term Loan due 2028	$681	$684
Foreign subsidiary obligations	1	49
Other long-term debt	39	30
Total debt at face value	721	763
Current maturities and unamortized discount and costs	(10)	(56)
Long-term debt, less current maturities and unamortized discount and costs	$711	$707

The interest rate on the Term Loan due 2028 was 1.73% and 1.77% as of July 3, 2021 and December 31, 2020, respectively. The weighted average interest rate on Seaboard’s foreign subsidiary obligations was 7.34% and 3.51% as of July 3, 2021 and December 31, 2020, respectively. Foreign subsidiary obligations as of December 31, 2020, included a $46 million euro-denominated note payable related to a 2018 acquisition that was repaid in January 2021.

In conjunction with the purchase of certain equipment during the second quarter of 2021, $9 million of secured, long-term debt was assumed. The loan agreement incurs a fixed interest rate of 5.60% and matures in August 2037.

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of July 3, 2021.

Legal Proceedings

On June 28, 2018, twelve indirect purchasers of pork products filed a class action complaint in the U.S. District Court for the District of Minnesota (the “District Court”) against several pork processors, including Seaboard Foods LLC and Agri Stats, Inc., a company described in the complaint as a data sharing service. The complaint also named Seaboard Corporation as a defendant. Additional class action complaints making similar claims on behalf of putative classes of direct and indirect purchasers were later filed in the District Court, and three additional actions by standalone plaintiffs (including the Commonwealth of Puerto Rico) were filed in or transferred to the District Court. The consolidated actions are styled In re Pork Antitrust Litigation. The operative complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating their output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees. On October 16, 2020, the District Court denied defendants’ motions to dismiss the amended complaints, but the District Court later dismissed all claims against Seaboard Corporation without prejudice.

In 2021, several additional standalone plaintiffs filed similar actions in District Courts throughout the country. These actions have been conditionally transferred to Minnesota for pretrial proceedings pursuant to an order by the Judicial Panel on Multidistrict Litigation.

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

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. As of July 3, 2021, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote.

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

The net periodic benefit cost for all plans was as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars)	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$2	$2	$5	$5
Interest cost	2	3	4	6
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization	3	3	5	4
Settlement loss recognized	3	—	3	2
Net periodic benefit cost	$7	$5	$11	$11

Note 6 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis as of July 3, 2021 and December 31, 2020, and also the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	July 3,
(Millions of dollars)	2021	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic debt securities	$685	$440	$245	$—
Domestic equity securities	456	456	—	—
Foreign equity securities	193	193	—	—
Foreign debt securities	117	—	117	—
Money market funds held in trading accounts	15	15	—	—
Other trading securities	18	—	18	—
Trading securities – other current assets:
Domestic equity securities	15	15	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	4	4	—	—
Fixed income mutual funds	3	2	1	—
Long-term investment	32	—	—	32
Derivatives:
Commodities	17	16	1	—
Interest rate swaps	6	—	6	—
Foreign currencies	9	—	9	—
Total Assets	$1,576	$1,147	$397	$32
Liabilities:
Trading securities – short-term investments:
Other trading securities	$1	$—	$1	$—
Contingent consideration	15	—	—	15
Derivatives:
Commodities	33	33	—	—
Total Liabilities	$49	$33	$1	$15

	Balance
	December 31,
(Millions of dollars)	2020	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$702	$702	$—	$—
Domestic debt securities	496	196	300	—
Foreign equity securities	133	133	—	—
Foreign debt securities	68	—	68	—
Money market funds held in trading accounts	47	47	—	—
Other trading securities	20	3	17	—
Trading securities – other current assets:
Domestic equity securities	14	14	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	3	3	—	—
Fixed income mutual funds	3	2	1	—
Long-term investment	31	—	—	31
Derivatives:
Commodities	28	28	—	—
Interest rate swaps	1	—	1	—
Total Assets	$1,552	$1,134	$387	$31
Liabilities:
Trading securities – short-term investments:
Other trading securities	$1	$—	$1	$—
Contingent consideration	16	—	—	16
Derivatives:
Commodities	19	19	—	—
Foreign currencies	9	—	9	—
Total Liabilities	$45	$19	$10	$16

Financial instruments consisting of cash and cash equivalents, net receivables, lines of credit and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The fair value of short-term investments is measured using multiple levels. Domestic debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and ETFs. Domestic debt securities categorized as level 2 include corporate bonds, mortgage-backed securities, asset-backed securities, U.S. Treasuries and high-yield securities. Foreign debt securities categorized as level 2 include foreign government or government related securities, corporate bonds, asset-backed securities and high-yield securities with a country of origin concentration outside the U.S. Seaboard’s long-term debt is recorded on the financials at amortized cost. Since most long-term debt is variable-rate, its carrying amount approximates fair value, and would have been classified as level 2.

Seaboard has a long-term investment in a financial services company that primarily lends to and invests in debt securities of privately held companies. This long-term investment is classified in “Other non-current assets” and is valued at net asset value (“NAV”), adjusted for specific liquidity factors, resulting in level 3 classification. The change in value during 2021 is related to equity market activity and is recorded in “Other investment income (loss)”.

The fair value of Seaboard’s contingent consideration related to a 2018 acquisition was classified as a level 3 in the fair value hierarchy since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled with adjustments included in net earnings (loss). The change in value during 2021 was related to updated foreign currency rates, interest rates and estimated earnings before interest taxes depreciation and amortization projections at the measurement date, and is recorded in “Interest expense”.

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

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		July 3,	December 31,
(Millions)	Metric	2021	2020
Commodities
Grain	Bushels	31	26
Hogs	Pounds	1	2
Soybean oil	Pounds	9	56
Heating oil	Gallons	16	—
Foreign currencies	U.S. dollar	50	49
Interest rate swaps	U.S. dollar	400	400
Equity futures	U.S. dollar	—	3

During mid-2020, Seaboard entered into interest rate swap agreements that mature in mid-2025. Seaboard pays fixed-rate interest payments at a weighted-average interest rate of 0.26% and receives variable-rate interest payments based on the one-month LIBOR from the counterparty without the exchange of the underlying notional amounts.

Credit risks associated with these derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and uses margin accounts for some contracts. At July 3, 2021, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $15 million.

The following table provides the amount of gain or (loss) for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Six Months Ended
		July 3,	June 27,	July 3,	June 27,
(Millions of dollars)		2021	2020	2021	2020
Commodities	Cost of sales	$(22)	$(4)	$(20)	$17
Foreign currencies	Cost of sales	2	1	3	13
Foreign currencies	Foreign currency gains (losses), net	1	—	3	1
Interest rate swaps	Interest expense	(1)	(1)	6	(1)
Equity futures	Other investment income (loss), net	—	(5)	—	23

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		July 3,	December 31,		July 3,	December 31,
(Millions of dollars)		2021	2020		2021	2020
Commodities	Other current assets	$17	$28	Other current liabilities	$33	$19
Foreign currencies	Other current assets	9	—	Other current liabilities	—	9
Interest rate swaps	Other current assets	6	1	Other current liabilities	—	—
Equity futures	Short-term investments	—	—	Short-term investments	—	—

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of July 3, 2021 and December 31, 2020, the commodity derivatives had a margin account balance of $71 million and $15 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $55 million and $24 million, respectively. Seaboard’s equity future derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

Note 7 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard’s share repurchase program expired on October 31, 2020. Under this share repurchase program, Seaboard was authorized to repurchase its common stock from time to time in open market or privately negotiated purchases, which may have been above or below the traded market price. During 2020, Seaboard repurchased 4,069 shares of common stock at a total price of $13 million. Shares repurchased were retired and became authorized and unissued shares.

The components of accumulated other comprehensive loss, net of related taxes, were as follows:

	July 3,	December 31,
(Millions of dollars)	2021	2020
Cumulative foreign currency translation adjustment	$(376)	$(376)
Cumulative unrecognized pension cost	(90)	(95)
Total accumulated other comprehensive loss	$(466)	$(471)

Note 8 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective products or services of each segment, see Note 15 to the consolidated financial statements included in Seaboard’s annual report on Form 10-K for the year ended December 31, 2020.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended July 3, 2021
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$596	$1,374	$—	$26	$—	$4	$2,000
Transportation	2	—	319	—	—	—	321
Energy	89	—	—	—	11	—	100
Other	6	3	—	—	—	—	9
Segment/Consolidated Totals	$693	$1,377	$319	$26	$11	$4	$2,430

	Three Months Ended June 27, 2020
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$409	$1,119	$—	$18	$—	$3	$1,549
Transportation	2	—	192	—	—	—	194
Energy	40	—	—	—	13	—	53
Other	8	4	—	—	—	—	12
Segment/Consolidated Totals	$459	$1,123	$192	$18	$13	$3	$1,808

	Six Months Ended July 3, 2021
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,091	$2,520	$—	$50	$—	$7	$3,668
Transportation	3	—	619	—	—	1	623
Energy	152	—	—	2	24	—	178
Other	12	8	—	—	—	—	20
Segment/Consolidated Totals	$1,258	$2,528	$619	$52	$24	$8	$4,489

	Six Months Ended June 27, 2020
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$814	$2,029	$—	$39	$—	$9	$2,891
Transportation	4	—	461	—	—	—	465
Energy	80	—	—	1	30	—	111
Other	16	8	—	—	—	—	24
Segment/Consolidated Totals	$914	$2,037	$461	$40	$30	$9	$3,491

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

Operating Income (Loss):	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars)	2021	2020	2021	2020
Pork	$129	$9	$190	$41
CT&M	16	24	32	54
Marine	32	(11)	53	(17)
Sugar and Alcohol	(1)	(2)	—	(3)
Power	(5)	(1)	(7)	1
All Other	—	—	1	1
Segment Totals	171	19	269	77
Corporate	(6)	(10)	(12)	(5)
Consolidated Totals	$165	$9	$257	$72

Income (Loss) from Affiliates:	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars)	2021	2020	2021	2020
Pork	$(6)	$(4)	$(2)	$(3)
CT&M	4	—	10	1
Marine	1	1	2	2
Sugar and Alcohol	—	—	—	—
Power	—	—	—	—
Turkey	(4)	(14)	(9)	(21)
Segment/Consolidated Totals	$(5)	$(17)	$1	$(21)

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

Total Assets:	July 3,	December 31,
(Millions of dollars)	2021	2020
Pork	$2,137	$1,927
CT&M	1,948	1,585
Marine	564	508
Sugar and Alcohol	148	153
Power	329	302
Turkey	255	265
All Other	7	6
Segment Totals	5,388	4,746
Corporate	1,682	1,653
Consolidated Totals	$7,070	$6,399

Investments in and Advances to Affiliates:	July 3,	December 31,
(Millions of dollars)	2021	2020
Pork	$147	$172
CT&M	228	222
Marine	30	30
Sugar and Alcohol	3	6
Power	3	3
Turkey	255	265
Segment/Consolidated Totals	$666	$698

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of July 3, 2021 and December 31, 2020, Butterball had total assets of $1.2 billion and $993 million, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$371	$327	$712	$645
Operating loss	$(4)	$(24)	$(20)	$(31)
Net loss	$(7)	$(27)	$(18)	$(40)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations in both the short-term and long-term. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard’s financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous. Also, from time to time, Seaboard may fund capital calls and issue borrowings for its equity method investments based on specific facts and circumstances.

As of July 3, 2021, Seaboard had cash and short-term investments of approximately $1.6 billion and additional total net working capital of $890 million. Also, Seaboard had available uncommitted lines of credit totaling $599 million and committed lines of credit available totaling $150 million as of July 3, 2021.

As of July 3, 2021, $77 million of the $1.6 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Cash and short-term investments as of July 3, 2021 increased $34 million from December 31, 2020. The increase was primarily the result of timing of draws under lines of credit and working capital fluctuations, partially offset by investments in capital expenditures. During the second quarter of 2021, the short-term investment portfolio was repositioned to reduce equity price risk and in anticipation of possibly utilizing short-term investment proceeds to fund capital expenditures. As a result, there was a significant increase in proceeds from the sale of short-term investments and purchase of short-term investments in the condensed consolidated statement of cash flows for the six months ended July 3, 2021. Cash from operating activities decreased $68 million for the six months ended July 3, 2021 compared to the same period in 2020, primarily due to higher inventories due to increased commodity prices and higher receivables due to sales growth, partially offset by the increase in trade payables and higher earnings.

During the six months ended July 3, 2021, Seaboard invested $223 million in property, plant and equipment, of which $170 million was in the Pork segment. The Pork segment expenditures were primarily for the construction of the renewable diesel plant in Hugoton, Kansas, and a fuel storage and distribution facility. For the remainder of 2021, management has budgeted capital expenditures totaling approximately $350 million. The Pork segment budgeted approximately $275 million primarily for modifications to convert the Hugoton, Kansas plant to a renewable diesel plant, with operations expected to begin in 2022, and other new investments, including biogas recovery and improvements to the new fuel storage and distribution facility. Management anticipates paying for these capital expenditures from a combination of available cash, short-term investments and borrowing capacity.

During the first quarter of 2021, Seaboard repaid foreign subsidiary debt related to a 2018 acquisition of $46 million upon its maturity. The primary debt outstanding is a Term Loan due in 2028 with a balance of $681 million as of July 3, 2021. Draws under lines of credit have increased to fund working capital.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2021 increased $622 million and $998 million, respectively, compared to the same periods in 2020. The increase for the three and six month periods primarily reflected higher prices of commodities sold in the CT&M segment, higher prices for pork products, market hogs and biodiesel sold in the Pork segment and higher cargo volumes in the Marine segment.

Operating income increased $156 million and $185 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three and six month periods primarily reflected higher margins on pork product and hog sales in the Pork segment and higher voyage revenue in the Marine segment, partially offset by derivative contract losses in the CT&M segment.

Seaboard’s operations were most impacted by the COVID-19 pandemic during the second quarter of 2020 compared to any other quarterly reporting period since the pandemic began. During the second quarter of 2020, Seaboard’s food product businesses saw changes in the mix of products primarily from a shift from food service to retail customer demand. Cargo volumes at Seaboard’s transportation business dropped significantly with customers taking a longer period of time to resume operations at normal capacity. Also, the energy business saw declines due to low fuel prices. Seaboard continues to encounter challenges resulting from the pandemic, including labor and has partially-staffed shifts and commodity market volatility. In addition, certain product sales have not yet returned to pre-COVID levels. The near and long-term impacts of the COVID-19 pandemic on Seaboard’s operations and the global economy are unknown and impossible to predict with any level of certainty.

Pork Segment

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$693	$459	$1,258	$914
Operating income	$129	$9	$190	$41
Loss from affiliates	$(6)	$(4)	$(2)	$(3)

Net sales for the Pork segment increased $234 million and $344 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three and six month periods was primarily the result of higher prices of pork products, market hogs and biodiesel sold.

Operating income for the Pork segment increased $120 million and $149 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three and six month periods was primarily due to higher margins on pork product sales and market hogs, and to a lesser extent, on biodiesel. Higher prices for pork products and hogs were partially offset by higher costs for feed. Management is unable to predict market prices for pork products, the cost of feed or third-party hogs or the prices of biodiesel or the ongoing impacts of the COVID-19 pandemic for future periods; however, management anticipates this segment will be profitable for the remainder of 2021. The uncertainties and the volatility of the commodity grain markets could have a significant impact on profitability.

CT&M Segment

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$1,377	$1,123	$2,528	$2,037
Operating income as reported	$16	$24	$32	$54
Mark-to-market adjustments	10	3	21	(2)
Operating income excluding mark-to-market adjustments	$26	$27	$53	$52
Income from affiliates	$4	$—	$10	$1

Net sales for the CT&M segment increased $254 million and $491 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three month period primarily reflected higher sales prices for most commodities, partially offset by lower volumes to both third-party customers and affiliates. The increase for the six month period primarily reflected higher sales prices of certain commodities to third-party customers and affiliates and, to a lesser extent, higher volumes to third-party customers, partially offset by lower volumes to affiliates due to timing of shipments.

Operating income for this segment decreased $8 million and $22 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The decrease for the three and six month periods primarily reflected derivative contract losses related to mark-to-market adjustments and lower volumes of commodities sold, partially offset by higher margins on third-party sales. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, the volatility in the commodity markets, changes in ocean freight rates, and the ongoing impacts of the COVID- 19 pandemic, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment for the remainder of 2021, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $10 million and $21 million for the three and six month periods of 2021, respectively, and higher by $3 million and lower by $2 million for the three and six month periods of 2020, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2021. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates increased $4 million and $9 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020, primarily due to an African affiliate that incurred significant losses in the prior year related to higher feed and production costs and COVID-19 disruptions with reduced demand.

Marine Segment

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$319	$192	$619	$461
Operating income (loss)	$32	$(11)	$53	$(17)
Income from affiliates	$1	$1	$2	$2

Net sales for the Marine segment increased $127 million and $158 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three and six month periods of 2021 was primarily the result of higher cargo volumes and, to a lesser extent, an increase in average freight rates due to strong demand. For the three and six month periods of 2020, cargo volumes were lower due to less demand with many of Marine’s customers temporarily shut down due to government orders associated with COVID-19.

Operating income increased $43 million and $70 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three and six month periods was primarily the result of higher voyage revenue, partially offset by higher fuel costs due to the increase in price and consumption, higher charter hire costs due to increased rates and more vessels, and higher terminal and intermodal trucking costs related to the increase in cargo volumes. Management cannot predict changes in fuel costs, cargo volumes and cargo rates, or the ongoing impacts of the COVID-19 pandemic for future periods; however, management expects higher charter hire rates, but anticipates this segment will be profitable for the remainder of 2021.

Sugar and Alcohol Segment

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$26	$18	$52	$40
Operating loss	$(1)	$(2)	$—	$(3)

Net sales for the Sugar and Alcohol segment increased $8 million and $12 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three and six month periods primarily reflected higher volumes of alcohol and sugar sold, partially offset by lower sales prices on sugar. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar.

Operating loss for the Sugar and Alcohol segment decreased $1 million and $3 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. For the three and six month periods, the decrease primarily reflected higher margins on alcohol due to lower production costs, partially offset by lower sales prices on sugar. Management cannot predict local sugar and alcohol prices, the volatility in the currency exchange rate or the ongoing impacts of the COVID-19 pandemic for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2021.

Power Segment

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$11	$13	$24	$30
Operating income (loss)	$(5)	$(1)	$(7)	$1

Net sales for the Power segment decreased $2 million and $6 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The decrease for the three and six month periods primarily reflected lower power generation, partially offset by higher spot market rates as a result of higher fuel prices.

Operating income for the Power segment decreased $4 million and $8 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The decrease for the three and six month periods was primarily due to lower revenues and, to a lesser extent, higher operating costs. Management cannot predict fuel costs, the extent that spot market rates will fluctuate compared to fuel costs or other power producers, or the ongoing impacts of the COVID-19 pandemic for future periods. Based on these conditions and plans for the interconnection of the existing barge at a new site related to the arrival of the new barge, management expects this segment will not be profitable for the remainder of 2021. The new barge arrived in early May 2021 and testing and commissioning has commenced. Commercial operations for the new barge are anticipated to begin later this year and management continues to explore strategic alternatives for the existing barge, including a sale or relocation.

Turkey Segment

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Millions of dollars)	2021	2020	2021	2020
Loss from affiliates	$(4)	$(14)	$(9)	$(21)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The decrease in loss from affiliates for the three and six month periods of 2021 compared to the same periods in 2020 was primarily the result of an increase in sales volume and higher revenue per pound, partially offset by a weaker sales mix due to a decrease in value-added product sales and higher feed and plant production costs. Also, interest costs were lower than the same periods in the prior year primarily due to mark-to-market fluctuations on interest rate swap agreements. Management is unable to predict market prices for turkey products, the cost of feed or the ongoing impacts of the COVID-19 pandemic for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2021. The uncertainties and the volatility of the commodity grain markets could have a significant impact on profitability.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $8 million and $22 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three month period was primarily the result of higher personnel costs, including pension-related adjustments and bonus accruals associated with improved financial performance, and higher consulting costs, partially offset by lower costs related to Seaboard’s deferred compensation program. The deferred compensation program costs are offset by the effect of the mark-to-market on investments recorded in other investment income (loss). The increase for the six month period was primarily the result of higher costs related to Seaboard’s deferred compensation program and higher personnel costs.

Interest Expense

Interest expense remained the same and decreased $15 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020. For the three month period, the decrease in interest rates on outstanding debt was offset by the mark-to-market fluctuations on interest rate swap agreements and less capitalized interest related to construction in progress due to the decrease in interest rates. The decrease for the six month period was primarily related to mark-to-market fluctuations on interest rate swap agreements and lower interest rates, partially offset by less capitalized interest. Seaboard entered into two interest rate exchange agreements during the second quarter of 2020.

Other Investment Income (Loss), Net

Other investment income, net decreased $82 million and increased $214 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020 primarily due to mark-to-market fluctuations and realized gains on short-term investments. There was increased capital market volatility on short-term investments at the onset of the COVID-19 pandemic in the United States during the three and six month periods of 2020.

Foreign Currency Gains (Losses), Net

Foreign currency gains, net decreased $2 million and increased $18 million for the three and six month periods of 2021, respectively, compared to the same periods in 2020 primarily due to fluctuations in the South African rand, Zambian kwacha and the euro among fluctuations of other currency exchange rates in several foreign countries.

Income Tax Expense

The effective tax rate for the three and six month periods of 2020 was primarily impacted by changes in forecasted annual results due to the uncertainty of the COVID-19 pandemic and the impact of tax credits. The forecasted annual results were a loss at the first quarter of 2020 and changed to positive earnings at the second quarter of 2020, resulting in a negative tax rate. The effective tax rate for the three and six month periods of 2021 was lower than the U.S. federal income tax rate of 21% primarily due to the availability of tax credits which decreased income tax expense.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 3, 2021. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended July 3, 2021 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

Date: August 3, 2021

by:	/s/ Michael D. Trollinger
Michael D. Trollinger
Senior Vice President, Corporate Controller
and Chief Accounting Officer

(principal accounting officer)

Date: August 3, 2021