Form 10-Q
period 2021-10-02
SEABOARD CORP /DE/
filed 2021-11-02
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

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

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on October 26, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars except share and per share amounts)	2021	2020	2021	2020
Net sales:
Products (affiliate sales of $382, $226, $1,067 and $817)	$1,908	$1,362	$5,728	$4,333
Services (affiliate sales of $6, $4, $15 and $16)	355	257	998	746
Other	13	26	39	57
Total net sales	2,276	1,645	6,765	5,136
Cost of sales and operating expenses:
Products	1,782	1,284	5,282	4,082
Services	282	215	812	656
Other	12	18	40	46
Total cost of sales and operating expenses	2,076	1,517	6,134	4,784
Gross income	200	128	631	352
Selling, general and administrative expenses	88	89	262	241
Operating income	112	39	369	111
Other income (expense):
Interest expense	(11)	(6)	(7)	(17)
Interest income	5	6	16	17
Loss from affiliates	(1)	(6)	—	(27)
Other investment income (loss), net	(9)	56	108	(41)
Foreign currency gains (losses), net	5	(5)	7	(21)
Miscellaneous, net	3	1	10	3
Total other income (expense), net	(8)	46	134	(86)
Earnings before income taxes	104	85	503	25
Income tax benefit (expense)	(10)	69	(54)	(1)
Net earnings	$94	$154	$449	$24
Less: Net loss (earnings) attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Seaboard	$94	$154	$449	$24

Earnings per common share	$81.50	$132.58	$387.09	$20.08
Average number of shares outstanding	1,160,779	1,160,779	1,160,779	1,161,792

Other comprehensive income (loss), net of income tax expense of $1, $2, $2 and $3:
Foreign currency translation adjustment	8	5	8	(11)
Unrecognized pension cost	1	5	6	7
Other comprehensive income (loss), net of tax	$9	$10	$14	$(4)
Comprehensive income	103	164	463	20
Less: Comprehensive loss (income) attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Seaboard	$103	$164	$463	$20

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	October 2,	December 31,
(Millions of dollars except share and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$62	$76
Short-term investments	1,516	1,465
Receivables, net of allowance for credit losses of $31 and $28	657	532
Inventories	1,542	1,178
Other current assets	137	103
Total current assets	3,914	3,354
Property, plant and equipment, net	1,837	1,582
Operating lease right of use assets, net	449	390
Investments in and advances to affiliates	656	698
Goodwill	165	167
Other non-current assets	236	208
Total assets	$7,257	$6,399
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$467	$222
Current maturities of long-term debt	8	55
Accounts payable	398	276
Deferred revenue	99	89
Operating lease liabilities	150	111
Other current liabilities	316	323
Total current liabilities	1,438	1,076
Long-term debt, less current maturities	709	707
Deferred income taxes	75	103
Long-term operating lease liabilities	336	318
Other liabilities	409	367
Total non-current liabilities	1,529	1,495
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2021 and 2020	1	1
Accumulated other comprehensive loss	(457)	(471)
Retained earnings	4,729	4,287
Total Seaboard stockholders’ equity	4,273	3,817
Noncontrolling interests	17	11
Total equity	4,290	3,828
Total liabilities and stockholders’ equity	$7,257	$6,399

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2019	$1	$(440)	$4,030	$10	$3,601
Adoption of accounting guidance (see Note 1)	—	—	(3)	—	(3)
Comprehensive income (loss):
Net loss	—	—	(103)	—	(103)
Other comprehensive income, net of tax	—	5	—	—	5
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, March 28, 2020	$1	$(435)	$3,908	$10	$3,484
Comprehensive loss:
Net loss	—	—	(27)	—	(27)
Other comprehensive loss, net of tax	—	(19)	—	—	(19)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 27, 2020	$1	$(454)	$3,879	$10	$3,436
Comprehensive income:
Net earnings	—	—	154	—	154
Other comprehensive income, net of tax	—	10	—	—	10
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, September 26, 2020	$1	$(444)	$4,031	$10	$3,598

Balances, December 31, 2020	$1	$(471)	$4,287	$11	$3,828
Comprehensive income:
Net earnings	—	—	179	—	179
Other comprehensive income, net of tax	—	16	—	—	16
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 3, 2021	$1	$(455)	$4,463	$11	$4,020
Comprehensive income (loss):
Net earnings	—	—	176	—	176
Other comprehensive loss, net of tax	—	(11)	—	—	(11)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 3, 2021	$1	$(466)	$4,637	$11	$4,183
Comprehensive income:
Net earnings	—	—	94	—	94
Other comprehensive income, net of tax	—	9	—	—	9
Acquisition of noncontrolling interest	—	—	—	6	6
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, October 2, 2021	$1	$(457)	$4,729	$17	$4,290

See accompanying notes to condensed consolidated financial statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 2,	September 26,
(Millions of dollars)	2021	2020
Cash flows from operating activities:
Net earnings	$449	$24
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	131	109
Deferred income taxes	(30)	(62)
Loss from affiliates	—	27
Dividends received from affiliates	30	11
Other investment loss (income), net	(108)	41
Other, net	17	27
Changes in assets and liabilities, net of acquisition:
Receivables, net of allowance for credit losses	(123)	112
Inventories	(343)	(50)
Other assets	(17)	3
Accounts payable	96	(146)
Other liabilities, exclusive of debt	(6)	(62)
Net cash from operating activities	96	34
Cash flows from investing activities:
Purchase of short-term investments	(1,777)	(432)
Proceeds from the sale of short-term investments	1,818	600
Proceeds from the maturity of short-term investments	25	26
Capital expenditures	(324)	(160)
Proceeds from the sale of property, plant and equipment	30	3
Acquisition of business	(7)	—
Principal payments received on notes receivable	21	—
Purchase of long-term investments	(77)	(41)
Other, net	10	(9)
Net cash from investing activities	(281)	(13)
Cash flows from financing activities:
Uncommitted lines of credit, net	142	1
Draws under committed lines of credit	443	263
Repayments of committed lines of credit	(342)	(234)
Principal payments of long-term debt	(53)	(63)
Repurchase of common stock	—	(13)
Dividends paid	(7)	(7)
Other, net	(10)	—
Net cash from financing activities	173	(53)
Effect of exchange rate changes on cash and cash equivalents	(2)	(1)
Net change in cash and cash equivalents	(14)	(33)
Cash and cash equivalents at beginning of year	76	125
Cash and cash equivalents at end of period	$62	$92

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its subsidiaries (“Seaboard”). These financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2020 as filed in its annual report on Form 10-K. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard’s year-end is December 31st. Preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

The unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Seaboard has consistently applied all accounting policies as disclosed in its latest annual report on Form 10-K to all periods presented in these condensed consolidated financial statements. During the fourth quarter of 2020, Seaboard elected to change its method of valuing its inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The effects of the change in accounting principle from LIFO to FIFO were retrospectively applied and, as a result, certain financial statement line items in the condensed consolidated statements of comprehensive income, changes in equity and cash flows for the nine months ended September 26, 2020 were adjusted as necessary. For further information, refer to Seaboard’s annual report on Form 10-K for the year ended December 31, 2020.

Supplemental Cash Flow Information

Non-cash investing activities for the nine months ended October 2, 2021, included purchases of property, plant and equipment in accounts payable of $22 million. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right of use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Nine Months Ended
	October 2,	September 26,
(Millions of dollars)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$117	$107
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	9	5

Operating ROU assets obtained in exchange for new operating lease liabilities	$153	$46
Finance ROU assets obtained in exchange for new finance lease liabilities	49	46

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill of $2 million as of October 2, 2021 compared to December 31, 2020 was due to foreign currency exchange differences and other adjustments within the Commodity Trading and Milling (“CT&M”) segment. As of October 2, 2021, other intangible assets, included in other non-current assets, were $48 million, net of accumulated amortization of $29 million.

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

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	October 2,	December 31,
(Millions of dollars)	2021	2020
Domestic debt securities	$724	$496
Domestic equity securities	446	702
Foreign equity securities	192	133
Foreign debt securities	124	68
Money market funds held in trading accounts	9	47
Other trading securities	21	19
Total trading short-term investments	$1,516	$1,465

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was ($9) million and $7 million for the three and nine months ended October 2, 2021, respectively, and $53 million and ($45) million for the three and nine months ended September 26, 2020, respectively.

Seaboard had $51 million and $29 million of short-term investments denominated in foreign currencies, primarily euros, as of October 2, 2021 and December 31, 2020, respectively.

Seaboard had long-term investments of $144 million and $87 million as of October 2, 2021 and December 31, 2020, respectively, primarily in a business development company (“BDC”), renewable energy facilities and real estate, primarily accounted for under the equity method of accounting. The BDC investment is included in the fair value hierarchy table in Note 6. Long-term investments are classified in other non-current assets on the consolidated balance sheets.

Note 3 – Inventories

The following is a summary of inventories:

	October 2,	December 31,
(Millions of dollars)	2021	2020
At lower of FIFO cost and net realizable value (NRV):
Hogs and materials	$481	$437
Pork products and materials	45	46
Grains, oilseeds and other commodities	569	380
Biodiesel	144	72
Sugar produced and in process	29	24
Other	57	61
Total inventories at lower of FIFO cost and NRV	1,325	1,020
Grain, flour and feed at lower of weighted average cost and NRV	217	158
Total inventories	$1,542	$1,178

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

The outstanding balances under uncommitted lines of credit were $366 million and $222 million as of October 2, 2021 and December 31, 2020, respectively. Of the outstanding balance at October 2, 2021, $216 million was denominated in foreign currencies with $198 million denominated in the South African rand and the remaining in various other currencies. Of the outstanding balance at December 31, 2020, $142 million was denominated in foreign currencies, with $106 million denominated in the South African rand, $25 million denominated in the Canadian dollar and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 3.00% and 3.89% as of October 2, 2021 and December 31, 2020, respectively.

During the second quarter of 2021, Seaboard amended a committed line of credit agreement to increase the borrowing capacity from $100 million to $250 million. This credit agreement is secured by certain short-term investments and matures on September 30, 2022. A $250 million committed line of credit matured in May 2021. There was $101 million outstanding under committed lines of credit as of October 2, 2021 and no balance outstanding as of December 31, 2020.

Long-term Debt

The following is a summary of long-term debt:

	October 2,	December 31,
(Millions of dollars)	2021	2020
Term Loan due 2028	$679	$684
Foreign subsidiary obligations	—	49
Other long-term debt	39	30
Total debt at face value	718	763
Current maturities and unamortized discount and costs	(9)	(56)
Long-term debt, less current maturities and unamortized discount and costs	$709	$707

The interest rate on the Term Loan due 2028 was 1.71% and 1.77% as of October 2, 2021 and December 31, 2020, respectively. Foreign subsidiary obligations as of December 31, 2020, included a $46 million euro-denominated note payable related to a 2018 acquisition that was repaid in January 2021. In conjunction with the purchase of certain equipment during the second quarter of 2021, $9 million of secured, other long-term debt was assumed. The loan agreement incurs a fixed interest rate of 5.60% and matures in August 2037.

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of October 2, 2021.

Legal Proceedings

On July 21, 2021, a lawsuit was filed by an individual, Odette Blanco de Fernandez, who alleges that she owns a claim to confiscated property, related persons who purportedly inherited claims to confiscated property (“Inheritors”) and estates of deceased persons who purportedly own claims to confiscated property (“Estates”) against Seaboard Corporation in the U.S. District Court for the District of Delaware under Title III of the Cuban Liberty and Solidarity Act of 1996, also known as the Helms-Burton Act (the “Act”). The same plaintiffs filed a separate lawsuit against Seaboard Marine Ltd. (“Seaboard Marine”) on December 20, 2020, in the U.S. District Court for the Southern District of Florida. The Act provides that any person who knowingly and intentionally “traffics” in property which was confiscated by the Cuban government may be liable to any U.S. national who owns the claim to such property for money damages in an amount equal to the greater of the current value of the property or the value of the property when confiscated, plus interest from the date of confiscation, reasonable attorneys’ fees and costs, and treble damages under certain circumstances. The Act numerates certain activities that are excluded from liability, including “lawful travel.” The complaint in each of the cases alleges that the plaintiffs hold claims to a 70-year concession to develop port facilities at Mariel Bay, Cuba, and to ownership of surrounding land, and that these and other property rights were confiscated by the Cuban government in 1960. They further allege that Seaboard Corporation and Seaboard Marine knowingly and intentionally “trafficked” within the meaning of the Act in the confiscated property by carrying and/or directing cargo to the Port of Mariel. The Court in the Seaboard Marine case dismissed the claims of the Inheritors and the Estates because they did not acquire the claims prior to March 1996, as required by the Act. The Court denied Plaintiffs’ motion for reconsideration of the dismissal of the Estates. As to the suit against Seaboard Corporation, on October 21, 2021, the plaintiffs filed an Amended Complaint which principally adds allegations that there were additional callings made by Seaboard Marine at the Port of Mariel and that Seaboard Corporation engaged in a pattern of doing business with individuals and entities in contravention of the foreign policy of the U.S. The operative complaints in each lawsuit seek unspecified damages (including treble damages) and pre-filing interest as provided in the Act; pre-judgment interest; attorneys’ fees, costs and expenses; and such other relief as is just and proper. Seaboard believes it has meritorious defenses to the claims alleged in these matters and intends to vigorously defend these matters. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from either of these suits, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suits.

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

In 2021, additional standalone plaintiffs filed similar actions in other federal courts throughout the country, several of which name Seaboard Corporation as a defendant. These actions have been conditionally transferred to Minnesota for pretrial proceedings pursuant to an order by the Judicial Panel on Multidistrict Litigation. Also in 2021, the states of New Mexico and Alaska filed cases in state court against substantially the same defendants, including Seaboard Foods LLC and Seaboard Corporation, based on substantially similar allegations.

Seaboard believes that it has meritorious defenses to the claims alleged in these matters and intends to vigorously defend these matters. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from these suits, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suits.

On March 20, 2018, the bankruptcy trustee (the “Trustee”) for Cereoil Uruguay S.A. (“Cereoil”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018 naming as parties Seaboard Corporation and its subsidiaries, Seaboard Overseas Limited (“SOL”) and Seaboard Uruguay Holdings Ltd. (“Seaboard Uruguay”). Seaboard Corporation has a 45% indirect ownership of Cereoil. The suit seeks an order requiring Seaboard Corporation, SOL and Seaboard Uruguay to reimburse Cereoil the amount of $22 million, contending that deliveries of soybeans to SOL pursuant to purchase agreements should be set aside as fraudulent conveyances. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and its two subsidiaries could be ordered to pay the amount of $22 million. Any award in this case would offset against any award in the additional case described below filed by the Trustee on April 27, 2018.

On April 27, 2018, the Trustee for Cereoil filed another suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018 naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing lists total liabilities of $53 million and assets of $30 million. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the amount of the net indebtedness of Cereoil, which based on the bankruptcy schedules would total $23 million. It is possible that the net indebtedness could be higher than this amount if Cereoil’s liabilities are greater than $53 million and/or Cereoil’s assets are worth less than $30 million.

In addition, in the event of an adverse ruling, the Bankruptcy Court of First Instance could order payment of the Trustee’s professional fees, interest, and other expenses. Any award in this case would offset against any award in the case described above filed on March 20, 2018.

On September 30, 2021, HSBC Bank (Uruguay) SA ("HSBC"), a creditor in the Cereoil bankruptcy proceeding pending in Uruguay, filed a suit in the U.S. District Court for the District of Kansas against Seaboard Corporation alleging claims for breach of contract, promissory estoppel, breach of the duty of good faith and fair dealing, unjust enrichment, fraud, negligent misrepresentation and fraud by concealment based upon a comfort letter, alleged statements by Cereoil personnel (including the chief financial officer serving at the behest of Seaboard), and the same grain transactions that the Trustee challenges as fraudulent conveyances in the Cereoil bankruptcy in Uruguay discussed above.  HSBC seeks $10 million plus interest and other relief in excess of $3.2 million. Seaboard believes that is has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit.

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018 naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing lists total liabilities of $29 million and assets of $15 million. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and the other Cereoil Defendants could be ordered to pay the amount of the net indebtedness of Nolston, which based on the bankruptcy schedules would total $14 million. It is possible that the net indebtedness could be higher than this amount if Nolston’s liabilities are greater than $29 million and/or Nolston’s assets are worth less than $15 million. In addition, in the event of an adverse ruling, the Bankruptcy Court of First Instance could order payment of the Trustee’s professional fees, interest, and other expenses.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. In the opinion of management, the ultimate resolution of these items is not expected to have a material adverse effect on the condensed consolidated financial statements of Seaboard.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. As of October 2, 2021, guarantees outstanding to affiliates and third parties were not material. Seaboard has not accrued a liability for any of the affiliate or third-party guarantees as management considers the likelihood of loss to be remote.

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

The net periodic benefit cost for all plans was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars)	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$3	$2	$8	$7
Interest cost	3	2	7	8
Expected return on plan assets	(3)	(2)	(9)	(8)
Amortization	2	1	7	5
Settlement loss recognized	—	9	3	11
Net periodic benefit cost	$5	$12	$16	$23

Note 6 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis as of October 2, 2021 and December 31, 2020, and also the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	October 2,
(Millions of dollars)	2021	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic debt securities	$724	$480	$244	$—
Domestic equity securities	446	446	—	—
Foreign equity securities	192	192	—	—
Foreign debt securities	124	2	122	—
Money market funds held in trading accounts	9	9	—	—
Other trading securities	22	—	22	—
Trading securities – other current assets:
Domestic equity securities	14	14	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	4	4	—	—
Fixed income mutual funds	3	2	1	—
Long-term investment - BDC	82	—	—	82
Derivatives:
Commodities	16	16	—	—
Foreign currencies	3	—	3	—
Total Assets	$1,645	$1,171	$392	$82
Liabilities:
Trading securities – short-term investments:
Other trading securities	$1	$—	$1	$—
Contingent consideration	18	—	—	18
Derivatives:
Commodities	11	11	—	—
Foreign currencies	1	—	1	—
Total Liabilities	$31	$11	$2	$18

	Balance
	December 31,
(Millions of dollars)	2020	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$702	$702	$—	$—
Domestic debt securities	496	196	300	—
Foreign equity securities	133	133	—	—
Foreign debt securities	68	—	68	—
Money market funds held in trading accounts	47	47	—	—
Other trading securities	20	3	17	—
Trading securities – other current assets:
Domestic equity securities	14	14	—	—
Money market fund held in trading accounts	6	6	—	—
Foreign equity securities	3	3	—	—
Fixed income mutual funds	3	2	1	—
Long-term investment - BDC	31	—	—	31
Derivatives:
Commodities	28	28	—	—
Interest rate swaps	1	—	1	—
Total Assets	$1,552	$1,134	$387	$31
Liabilities:
Trading securities – short-term investments:
Other trading securities	$1	$—	$1	$—
Contingent consideration	16	—	—	16
Derivatives:
Commodities	19	19	—	—
Foreign currencies	9	—	9	—
Total Liabilities	$45	$19	$10	$16

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

Seaboard has a long-term investment in a BDC that primarily lends to and invests in debt securities of privately held companies. This long-term investment is classified in other non-current assets and is valued at net asset value (“NAV”), adjusted for specific liquidity factors, resulting in level 3 classification. The change in value during 2021 is related to an additional contribution of $50 million and equity market activity and is recorded in other investment income (loss).

The fair value of Seaboard’s contingent consideration related to a 2018 acquisition was classified as a level 3 in the fair value hierarchy since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled with adjustments included in interest expense. The change in value during 2021 was related to new financial information, foreign currency rates, interest rates and estimated earnings before interest taxes depreciation and amortization projections at the measurement date.

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

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		October 2,	December 31,
(Millions)	Metric	2021	2020
Commodities
Grain	Bushels	33	26
Hogs	Pounds	1	2
Soybean oil	Pounds	10	56
Heating oil	Gallons	11	—
Foreign currencies	U.S. dollar	92	49
Interest rate swaps	U.S. dollar	—	400
Equity futures	U.S. dollar	14	3

During the third quarter of 2021, all of Seaboard’s interest rate swap agreements were terminated resulting in a realized gain of $5 million for the nine months ended October 2, 2021, recognized as an offset to interest expense. The agreements were structured with early termination rights allowing Seaboard to terminate them at no cost. Seaboard paid fixed-rate interest payments at a weighted-average interest rate of 0.26% and received variable-rate interest payments based on the one-month LIBOR from the counterparty.

Credit risks associated with these derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and uses margin accounts for some contracts. At October 2, 2021, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $3 million.

The following table provides the amount of gain or (loss) for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Nine Months Ended
		October 2,	September 26,	October 2,	September 26,
(Millions of dollars)		2021	2020	2021	2020
Commodities	Cost of sales	$(12)	$10	$(32)	$27
Foreign currencies	Cost of sales	6	2	9	15
Foreign currencies	Foreign currency gains (losses), net	1	(3)	4	(2)
Interest rate swaps	Interest expense	(1)	—	5	(1)
Equity futures	Other investment income (loss), net	(1)	(16)	(1)	7

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		October 2,	December 31,		October 2,	December 31,
(Millions of dollars)		2021	2020		2021	2020
Commodities	Other current assets	$16	$28	Other current liabilities	$11	$19
Foreign currencies	Other current assets	3	—	Other current liabilities	1	9
Interest rate swaps	Other current assets	—	1	Other current liabilities	—	—
Equity futures	Short-term investments	—	—	Short-term investments	—	—

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of October 2, 2021 and December 31, 2020, the commodity derivatives had a margin account balance of $37 million and $15 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $42 million and $24 million, respectively. Seaboard’s equity future derivatives are also presented on a net basis, including netting the derivatives within short-term investments.

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

The components of accumulated other comprehensive loss, net of related taxes, were as follows:

	October 2,	December 31,
(Millions of dollars)	2021	2020
Cumulative foreign currency translation adjustment	$(368)	$(376)
Cumulative unrecognized pension cost	(89)	(95)
Total accumulated other comprehensive loss	$(457)	$(471)

Note 8 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective products or services of each segment, see Note 15 to the consolidated financial statements included in Seaboard’s annual report on Form 10-K for the year ended December 31, 2020.

In the third quarter of 2021, Seaboard’s CT&M segment increased its ownership interest in a feed manufacturer and hog producer in Ecuador from 50% to 80% to obtain control of the entity. Total consideration for the purchase price of this additional ownership interest included approximately $7 million of cash paid, net of cash acquired and Seaboard’s previously held equity interest and pre-existing affiliate trade receivables remeasured at their acquisition date fair values. The preliminary purchase price allocation primarily included working capital and property, plant and equipment.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

Net Sales:	Three Months Ended October 2, 2021
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$527	$1,264	$—	$29	$—	$4	$1,824
Transportation	3	—	343	—	—	—	346
Energy	84	—	—	3	10	—	97
Other	6	3	—	—	—	—	9
Segment/Consolidated Totals	$620	$1,267	$343	$32	$10	$4	$2,276

Net Sales:	Three Months Ended September 26, 2020
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$391	$877	$—	$26	$—	$3	$1,297
Transportation	2	—	244	—	—	—	246
Energy	65	—	—	5	21	—	91
Other	8	3	—	—	—	—	11
Segment/Consolidated Totals	$466	$880	$244	$31	$21	$3	$1,645

Net Sales:	Nine Months Ended October 2, 2021
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,618	$3,784	$—	$79	$—	$11	$5,492
Transportation	6	—	962	—	—	1	969
Energy	236	—	—	5	34	—	275
Other	18	11	—	—	—	—	29
Segment/Consolidated Totals	$1,878	$3,795	$962	$84	$34	$12	$6,765

Net Sales:	Nine Months Ended September 26, 2020
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,205	$2,906	$—	$65	$—	$12	$4,188
Transportation	6	—	705	—	—	—	711
Energy	145	—	—	6	51	—	202
Other	24	11	—	—	—	—	35
Segment/Consolidated Totals	$1,380	$2,917	$705	$71	$51	$12	$5,136

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

Operating Income (Loss):	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars)	2021	2020	2021	2020
Pork	$52	$14	$242	55
CT&M	25	28	57	82
Marine	42	14	95	(3)
Sugar and Alcohol	—	(1)	—	(4)
Power	(3)	3	(10)	4
All Other	—	—	1	1
Segment Totals	116	58	385	135
Corporate	(4)	(19)	(16)	(24)
Consolidated Totals	$112	$39	$369	$111

Income (Loss) from Affiliates:	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars)	2021	2020	2021	2020
Pork	$—	$—	$(2)	$(3)
CT&M	7	(3)	17	(2)
Marine	2	1	4	3
Sugar and Alcohol	—	—	—	—
Power	—	—	—	—
Turkey	(10)	(4)	(19)	(25)
Segment/Consolidated Totals	$(1)	$(6)	$—	$(27)

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

Total Assets:	October 2,	December 31,
(Millions of dollars)	2021	2020
Pork	$2,226	$1,927
CT&M	1,918	1,585
Marine	629	508
Sugar and Alcohol	153	153
Power	332	302
Turkey	245	265
All Other	8	6
Segment Totals	5,511	4,746
Corporate	1,746	1,653
Consolidated Totals	$7,257	$6,399

Investments in and Advances to Affiliates:	October 2,	December 31,
(Millions of dollars)	2021	2020
Pork	$147	$172
CT&M	227	222
Marine	31	30
Sugar and Alcohol	3	6
Power	3	3
Turkey	245	265
Segment/Consolidated Totals	$656	$698

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of October 2, 2021 and December 31, 2020, Butterball had total assets of $1.2 billion and $993 million, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$464	$407	$1,176	$1,052
Operating loss	$(15)	$(3)	$(35)	$(34)
Net loss	$(18)	$(7)	$(36)	$(47)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, Seaboard's condensed consolidated financial statements and the accompanying notes found above. Certain statements in this report contain forward-looking statements. See the section below entitled "Forward-looking Statements" for more information on these forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements.

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

As of October 2, 2021, Seaboard had cash and short-term investments of approximately $1.6 billion and additional total net working capital of $898 million. Also, Seaboard had available uncommitted lines of credit totaling $527 million and committed lines of credit available totaling $150 million as of October 2, 2021.

As of October 2, 2021, $52 million of the $1.6 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting the majority of these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Cash and short-term investments as of October 2, 2021 increased $37 million from December 31, 2020. The increase was primarily the result of timing of draws under lines of credit and cash from operations, partially offset by investments in capital expenditures. During the second quarter of 2021, the short-term investment portfolio was repositioned to reduce equity price risk and in anticipation of possibly utilizing short-term investment proceeds to fund capital expenditures. As a result, proceeds from the sale of short-term investments and cash used in the purchase of short-term investments are higher in the condensed consolidated statement of cash flows for the nine months ended October 2, 2021 than the same prior year period. Cash from operating activities increased $68 million for the nine months ended October 2, 2021 compared to the same period in 2020, primarily due to higher adjusted earnings, partially offset by investments in working capital as inventories increased due to higher commodity prices and receivables are higher due to sales growth.

During the nine months ended October 2, 2021, Seaboard invested $324 million in property, plant and equipment, of which the Pork segment spent $255 million for the construction of a renewable diesel plant, a fuel storage and distribution facility and other projects. For the remainder of 2021, management has budgeted capital expenditures totaling approximately $235 million mostly in the Pork and Marine segments. The Pork segment budgeted approximately $132 million primarily to complete modifications of a renewable diesel plant, and other new investments, including biogas recovery and improvements to a new fuel storage and distribution facility. Operations at the renewable diesel plant in Hugoton, Kansas, are expected to commence around the beginning of 2022. The Marine segment budgeted approximately $65 million for the purchase of a used vessel and for the first installment payment on three vessels that are being constructed. During the third quarter of 2021, Seaboard’s Marine segment executed contracts to build three vessels with completion expected in 2024. The ships are estimated to cost $60 million each for a total cash outlay of approximately $180 million in accordance with milestones achieved over the course of construction. Management anticipates paying for capital expenditures from a combination of available cash, short-term investments and borrowing capacity.

During the first quarter of 2021, Seaboard repaid foreign subsidiary debt related to a 2018 acquisition of $46 million upon its maturity. Seaboard’s primary debt outstanding is a Term Loan due in 2028 with a balance of $679 million as of October 2, 2021. Draws under lines of credit for the nine months ended October 2, 2021, increased compared to the same prior year period to fund working capital.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2021 increased $631 million and $1,629 million, respectively, compared to the same periods in 2020. The increase for the three and nine month periods primarily reflected higher prices of commodities sold in the CT&M segment, higher prices for pork products, market hogs and biodiesel sold in the Pork segment and higher cargo volumes and rates in the Marine segment.

Operating income increased $73 million and $258 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three month period primarily reflected higher margins on pork product and hog sales in the Pork segment and higher voyage revenue in the Marine segment. The increase for the nine month period primarily reflected higher margins on pork product and hog sales in the Pork segment and higher voyage revenue in the Marine segment, partially offset by lower margins, derivative contract losses and higher selling, general and administrative costs in the CT&M segment.

Seaboard continues to encounter challenges resulting from the COVID-19 pandemic and the related variants, mostly with labor at certain locations. The near and long-term impacts of the COVID-19 pandemic, including COVID-19 variants, on Seaboard’s operations and the global economy are unknown and impossible to predict with any level of certainty. The continuing impact of the COVID-19 pandemic on Seaboard’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of any resurgence of the pandemic and related variants, the actions taken to contain the outbreak and the continuing direct and indirect economic effects of the outbreak and containment measures.

Pork Segment

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$620	$466	$1,878	$1,380
Operating income	$52	$14	$242	$55
Income (loss) from affiliates	$—	$—	$(2)	$(3)

Net sales for the Pork segment increased $154 million and $498 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The increase was primarily the result of higher prices of pork products sold, and to a lesser extent, higher prices and volumes of market hogs and higher selling prices of biodiesel.

Operating income for the Pork segment increased $38 million and $187 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The increase was primarily due to higher margins on pork product sales and market hogs due to higher sales prices, partially offset by higher hog costs related to feed. Management is unable to predict market prices for pork products, the cost of feed or third-party hogs or the prices of biodiesel or the ongoing impacts of the COVID-19 pandemic, including variants, for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2021. The uncertainties and the volatility of the commodity grain markets could have a significant impact on this segment’s profitability.

CT&M Segment

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$1,267	$880	$3,795	$2,917
Operating income as reported	$25	$28	$57	$82
Mark-to-market adjustments	(13)	(5)	8	(7)
Operating income excluding mark-to-market adjustments	$12	$23	$65	$75
Income (loss) from affiliates	$7	$(3)	$17	$(2)

Net sales for the CT&M segment increased $387 million and $878 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three month period primarily reflected higher sales prices for most commodities to third-party customers and affiliates, and to a lesser extent, higher volumes to affiliates, partially offset by lower volumes to third-party customers. The increase for the nine month period primarily reflected higher sales prices of commodities and, to a lesser extent, higher volumes to third-party customers, partially offset by lower volumes to affiliates due to timing of shipments.

Operating income for this segment decreased $3 million and $25 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The decrease for the three month period primarily reflected costs associated with operational changes and higher selling, general and administrative costs, partially offset by derivative contract gains related to mark-to-market adjustments. The decrease for the nine month period primarily reflected derivative contract losses related to mark-to-market adjustments, lower volumes of certain commodities sold, costs associated with operational changes and higher selling, general and administrative costs, partially offset by higher margins on third-party sales. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, the volatility in the commodity markets, changes in ocean freight rates, and the ongoing impacts of the COVID- 19 pandemic, including variants, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment for the remainder of 2021, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $13 million and higher by $8 million for the three and nine month periods of 2021, respectively, and lower by $5 million and $7 million for the three and nine month periods of 2020, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2021. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates increased $10 million and $19 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020, primarily due to improved results from several of this segment’s affiliates related to a return of sales volumes post COVID-19 disruptions.

Marine Segment

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$343	$244	$962	$705
Operating income (loss)	$42	$14	$95	$(3)
Income from affiliates	$2	$1	$4	$3

Net sales for the Marine segment increased $99 million and $257 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three month period of 2021 was primarily the result of an increase in average freight rates due to strong demand and low capacity of ships and higher cargo volumes. The increase for the nine month period of 2021 was primarily the result of higher cargo volumes and, to a lesser extent, an increase in freight rates. In 2020, cargo volumes were lower due to many of Seaboard Marine’s customers temporarily shutting down due to government orders associated with the COVID-19 pandemic and the recovery of operations taking time.

Operating income increased $28 million and $98 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three and nine month periods was primarily the result of higher voyage revenue, partially offset by higher fuel costs due to the increase in both price and consumption, higher charter hire costs due to increased rates and more vessels, and higher terminal and intermodal trucking costs related to the increase in cargo volumes. Management cannot predict changes in fuel costs, cargo volumes and cargo rates, or the ongoing impacts of the COVID-19 pandemic, including variants, for future periods; however, management expects continued high charter hire rates, but anticipates this segment will be profitable for the remainder of 2021.

Sugar and Alcohol Segment

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$32	$31	$84	$71
Operating loss	$—	$(1)	$—	$(4)

Net sales for the Sugar and Alcohol segment increased $1 million and $13 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The increase for the three month period primarily reflected higher prices and volumes of alcohol sold, partially offset by lower volumes and sales prices on sugar. The increase for the nine month period was primarily due to higher volumes and prices of alcohol sold related to strong demand post the COVID-19 pandemic lockdown. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar.

Operating income for the Sugar and Alcohol segment increased $1 million and $4 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. For the three and nine month periods, the increase primarily reflected higher revenues and lower production costs on alcohol, partially offset by lower margins on sugar. Management cannot predict local sugar and alcohol prices, the volatility in the currency exchange rate or the ongoing impacts of the COVID-19 pandemic, including variants, for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2021.

Power Segment

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars)	2021	2020	2021	2020
Net sales	$10	$21	$34	$51
Operating income (loss)	$(3)	$3	$(10)	$4

Net sales for the Power segment decreased $11 million and $17 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The decrease for the three month period primarily reflected lower power generation due to reduced operations associated with the interconnection of the existing barge at a new site, and to a lesser extent, temporary fuel constraints. The decrease for the nine month period primarily reflected lower power generation due to the interconnection that occurred during the third quarter of 2021 discussed above and the Power segment’s place on the grid operator’s merit list, partially offset by higher spot market rates as a result of higher fuel prices. Typically, dispatch to the power grid is done on the basis of a merit list with lower cost power plants dispatched before those with higher costs. The commercial operations for the new barge are anticipated to begin later this year.

Operating income for the Power segment decreased $6 million and $14 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The decrease for the three and nine month periods was primarily due to lower revenues, partially offset by lower operating costs primarily due to lower fuel consumption and higher maintenance costs in the prior year. Management cannot predict fuel costs, the extent that spot market rates will fluctuate compared to fuel costs or other power producers, or the ongoing impacts of the COVID-19 pandemic, including variants, for future periods. Based on these conditions and the timing of the new barge’s commercial operations, management cannot predict if this segment will be profitable for the remainder of 2021.

Turkey Segment

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Millions of dollars)	2021	2020	2021	2020
Loss from affiliates	$(10)	$(4)	$(19)	$(25)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The increase in loss from affiliates for the three month period of 2021 compared to the same period in 2020 was primarily due to higher feed, transportation and plant production costs that offset higher selling prices. The decrease in loss from affiliates for the nine month period of 2021 compared to the same period in 2020 was primarily the result of an increase in sales volume and higher revenue per pound, partially offset by a weaker sales mix due to a decrease in value-added product sales and higher feed costs. Also, other costs, including interest, were lower for the nine month period of 2021 than the same period of 2020 primarily due to mark-to-market fluctuations on interest rate swap agreements. Management is unable to predict market prices for turkey products, the cost of feed or the ongoing impacts of the COVID-19 pandemic, including variants, for future periods however, management anticipates this segment will be profitable for the remainder of 2021 due to its holiday season sales. The uncertainties and the volatility of the commodity grain markets could have a significant impact on this segment’s profitability.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $1 million and increased $21 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. The decrease for the three month period was primarily the result of lower pension settlements and costs associated with Seaboard’s deferred compensation program, partially offset by higher salaries and wages and bonus accruals associated with improved financial performance. The deferred compensation program costs are offset by the effect of the mark-to-market on investments recorded in other investment income (loss). The increase for the nine month period was primarily the result of higher personnel costs related to bonus accruals and wages and higher consulting costs, partially offset by lower pension settlements.

Interest Expense

Interest expense increased $5 million and decreased $10 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020. For the three month period, the increase was primarily related to adjustments on a contingent consideration liability discussed further in Note 6 to the condensed consolidated financial statements. The decrease in interest expense for the nine month period was primarily related to mark-to-market fluctuations on interest rate swap agreements and lower interest rates on outstanding debt. During the third quarter of 2021, Seaboard early terminated all of its interest rate swap agreements.

Other Investment Income (Loss), Net

Other investment income, net decreased $65 million and increased $149 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020 primarily due to mark-to-market fluctuations and realized gains on short-term investments.

Foreign Currency Gains (Losses), Net

Foreign currency gains, net increased $10 million and $28 million for the three and nine month periods of 2021, respectively, compared to the same periods in 2020 primarily due to fluctuations in the euro, Zambian kwacha and the South African rand, among fluctuations of other currency exchange rates in several foreign countries.

Income Tax Benefit (Expense)

The effective tax rate for the three and nine month periods of 2021 increased compared to the same respective periods in 2020 primarily due to higher forecasted earnings and actual year-to-date results. The effective tax rate for the three and nine month periods of 2021 was lower than the U.S. federal income tax rate of 21% primarily due to the availability of tax credits which decreased income tax expense.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2020. Seaboard early terminated its interest rate swap agreements during the third quarter of 2021 increasing its exposure to interest rate risk. See Note 6 to the condensed consolidated financial statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 2, 2021. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended October 2, 2021 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except for the update to the risk factor set forth below, there have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10-K for the year ended December 31, 2020.

Specific Pork Segment Risks

(5)	This Segment is Subject to Complex Laws and Regulations That May Adversely Affect the Revenues, Costs, Manner or Feasibility of Doing Business. Federal, state and local laws, and domestic and international regulations governing worker health and safety, environmental protection, food safety and animal health and welfare significantly affect this segment’s operations. Some requirements applicable to this segment may also be enforced by citizen groups. For example, operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, odors, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. In another example, the State of California enacted Proposition 12, the Farm Animal Confinement Initiative (“Proposition 12”), which prohibits, the sale within the State of California of certain uncooked pork produced from breeding sows or its offspring which have been confined after December 31, 2021 in less than 24 square feet of usable floor space, or which have been confined in a manner that prevents the animal from lying down, standing up, fully extending the animal’s limbs, or turning around freely. Although the constitutionality of Proposition 12 has been challenged in two separate lawsuits, such legal challenges have been unsuccessful to date. Further, the agencies of the State of California responsible for implementation of Proposition 12 have not issued final regulations to implement the initiative. Notwithstanding the lack of final regulations, Proposition 12 will become fully effective on January 1, 2022. This segment is assessing Proposition 12 and the related costs of compliance, such as the additional capital expenditures that would be needed for construction of barns and pens provided for the requisite expanded animal spacing, in the event that it must comply with Proposition 12. If this segment is unable to comply with Proposition 12, Seaboard would not be able to sell certain uncooked pork products in California, which accounted for approximately 9% of its direct sales for the year ended December 31, 2020, in addition to indirect sales through further processor customers. If other pork processors similarly are unable to comply with Proposition 12 and cannot sell certain uncooked pork products in California, this could result in a significant oversupply of uncooked pork products being sold in locations other than California, which could result in a significant decline in the sales prices of such products. Failure to comply with these laws and regulations and any future changes to them could result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages, negative publicity and the inability to do business in certain locales.

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

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates, (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) the impact of pandemics or other public health emergencies, such as the COVID-19 pandemic or any resurgence thereof; (xiii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiv) adverse results in pending litigation matters; or (xv) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: November 2, 2021

by:	/s/ Michael D. Trollinger
Michael D. Trollinger
Senior Vice President, Corporate Controller
and Chief Accounting Officer

(principal accounting officer)

Date: November 2, 2021