Form 10-K
period 2021-12-31
SEABOARD CORP /DE/
filed 2022-02-15
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code (913) 676-8928

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $1.00 Par Value	SEB	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ⌧ No ◻

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

The aggregate market value of the 253,056 shares of Seaboard common stock held by nonaffiliates was approximately $1,004,614,606, based on the closing price of $3,969.93 per share on July 3, 2021, the end of Seaboard’s most recently completed second fiscal quarter. As of January 31, 2022, the number of shares of common stock outstanding was 1,160,779.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2021.

SEABOARD CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2021

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

In more specific terms, forward-looking statements include, without limitation:

●	statements concerning the projection of revenues, income or loss, capital expenditures, capital structure or other financial items;
●	statements regarding the plans and objectives of management for future operations;
●	statements of future economic performance;
●	statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:
(i)	Seaboard’s ability to obtain adequate financing and liquidity;
(ii)	the price of feed stocks and other materials used by Seaboard;
(iii)	the sale price or market conditions for pork, agricultural commodities, biodiesel, sugar, alcohol, turkey and other products and services;
(iv)	the recorded tax effects under certain circumstances and changes in tax laws;
(v)	the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling (“CT&M”) segment;
(vi)	the charter hire rates and fuel prices for vessels;
(vii)	the fuel costs and related spot market prices for electricity in the Dominican Republic;
(viii)	the effect of the fluctuation in foreign currency exchange rates;
(ix)	the profitability or sales volume of any of Seaboard’s segments;
(x)	the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions;
(xi)	the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities;
(xii)	the impact of pandemics or other public health emergencies, such as the COVID-19 pandemic;
(xiii)	potential future impact on Seaboard’s business of new legislation, rules or policies;
(xiv)	adverse results in pending litigation matters; or
(xv)	other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Approximately 77% of the outstanding common stock of Seaboard is collectively owned by Seaboard Flour LLC and SFC Preferred, LLC. Ellen Bresky, the Chairwoman of the Board of Directors, and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred, LLC, which are Delaware limited liability companies.

Seaboard continues to encounter challenges resulting from the COVID-19 pandemic and the related variants, mostly with labor shortages at certain of its locations. There still remains uncertainty about the expected duration and severity of the impact that the COVID-19 pandemic, including variants, will have on Seaboard’s operations and the global economy.

Description of Business

Principal Products and Services and Any Dependency

Pork Segment - Seaboard, through its subsidiary Seaboard Foods LLC, is a vertically integrated pork producer that primarily produces and sells fresh and frozen pork products to further processors, foodservice operators, distributors and grocery stores. This segment sells to U.S. customers and exports to Japan, Mexico, China and numerous other foreign markets. During 2021, Seaboard raised approximately 88% of the hogs processed at its processing plant in Oklahoma, with the remaining hog requirements purchased primarily under contracts from independent producers. Seaboard’s hog production facilities consist of genetic and commercial breeding, farrowing, nursery and finishing buildings.

Seaboard has a 50% noncontrolling interest in Seaboard Triumph Foods, LLC (“STF”), which operates a pork processing plant located in Iowa, with a capacity to process approximately six million market hogs annually. Seaboard has agreements with STF and Triumph Foods, LLC (“Triumph”), an independent pork processor, to market substantially all pork products produced at STF’s and Triumph’s pork processing plants. Seaboard and Triumph supply a portion of the hogs processed at the STF plant. Seaboard’s revenues for its pork products are primarily based on a margin sharing arrangement that considers the average sales price, standard costs and the mix of products sold from the Seaboard, Triumph and STF pork processing plants. The Pork segment also has a 50% noncontrolling interest in Daily’s Premium Meats, LLC, which produces and markets raw and pre-cooked bacon using pork bellies sourced from Seaboard, Triumph and STF, at its locations in Utah, Montana and Missouri. In early 2022, Seaboard’s Pork segment sold to Triumph a 50% interest in Seaboard de Mexico USA LLC, its ham-boning and processing plant in Mexico, that has the current capacity to process 96 million pounds of ham annually.

The Pork segment produces biodiesel at facilities in Oklahoma and Missouri and is expected to begin producing renewable diesel at a new facility in Kansas in 2022. These products are produced from pork fat supplied by the Oklahoma pork processing plant and other animal fats and vegetable oils purchased from third parties and sold to fuel blenders for distribution.

CT&M Segment - Seaboard’s CT&M segment, which is managed under the name of Seaboard Overseas and Trading Group, is an integrated agricultural commodity trading, processing and logistics company. Seaboard’s CT&M segment has ownership interests in several non-consolidated affiliates to further its business strategies and partner with others that have expertise. Overall, the CT&M segment, including its affiliates, has facilities in 29 countries, primarily in Africa and South America. This segment sources, transports and markets approximately 14 million metric tons per year of wheat, corn, soybeans, soybean meal and other commodities. Also, Seaboard and its affiliates produce approximately six million metric tons of wheat flour, maize meal, manufactured feed and oilseed crush commodities per year in addition to other related grain-based products. This segment owns three vessels, but the majority of the trading business is transacted with chartered ships.

Marine Segment - Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign affiliated companies and third-party agents, provides cargo shipping services in the U.S. and 26 countries in the Caribbean and Central and South America. The Marine segment’s primary operations are in Miami, Florida, and include a marine terminal and an off-port warehouse for cargo consolidation and temporary storage. Seaboard also makes scheduled vessel calls in

Brooklyn, New York; Houston, Texas; New Orleans, Louisiana; Philadelphia, Pennsylvania; Savannah, Georgia and various foreign ports in the Caribbean and Central and South America. The Marine segment uses a network of offices and agents to sell freight services. Seaboard’s Marine segment capabilities allow transport by truck or rail of import and export cargo to and from various U.S. and foreign ports. This segment’s fleet consists of 20 chartered and four owned vessels as of December 31, 2021, as well as dry, refrigerated, and specialized containers.

Sugar and Alcohol Segment - Seaboard, through its subsidiary, Seaboard Energías Renovables y Alimentos S.R.L., operates a vertically integrated sugar and alcohol production facility in Argentina. Seaboard supplies most of the raw material processed in this facility with sugarcane grown on land that it owns. The sugar is primarily marketed locally, with some exports to other countries. The alcohol is marketed to industrial users and sold as dehydrated alcohol to certain oil companies under the Argentine governmental bioethanol program, which requires alcohol to be blended with gasoline. The Sugar and Alcohol segment had two bioethanol customers that collectively represented 35%-48% of its total sales in each of the last three years. This segment also owns a 51-megawatt cogeneration power plant, which is fueled by the burning of sugarcane by-products, natural gas and other biomass, like woodchips.

Power Segment - Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., is an independent power producer generating electricity for the Dominican Republic power grid. It is not directly involved in the transmission or distribution of electricity and is exempt from regulations under the Public Utility Holding Company Act of 1938, as amended. Seaboard’s Power segment owns two power barges, one of which is still under construction. The barge that began operations in 2012, commonly referred to as Estrella Del Mar II (“EDM II”), is capable of using natural gas or heavy fuel oil to produce up to 108 megawatts of electricity. The barge expected to be completed in 2022, commonly referred to as Estrella Del Mar III (“EDM III”), will have capacity to generate approximately 146 megawatts of electricity using gaseous fuels, including natural gas. Commercial operations of the new barge are expected to begin in 2022. Seaboard continues to explore strategic alternatives for the other barge, including a sale or relocation.

Turkey Segment - Seaboard has a 50% noncontrolling interest in Butterball, LLC (“Butterball”), a vertically integrated producer and processor of conventional, antibiotic-free and organic turkey products. Butterball is a national supplier to retail stores, foodservice outlets and industrial entities, and to a lesser extent, exports products to Mexico and other foreign markets. The Turkey segment had two retail customers that collectively represented approximately 28% of its sales in each of the last three years.

Other Businesses - Seaboard, through its subsidiary, Mount Dora Farms Inc., processes jalapeño peppers at its plant in Honduras, which are primarily shipped to and sold in the U.S.

See Note 13 to the consolidated financial statements for total revenue contributed by any class of similar products or services.

Competitive Conditions

Competition in Seaboard’s Pork segment comes from a variety of regional, national and international producers and processors and is based primarily on product quality, customer service and price. According to the trade publications Successful Farming and Informa Economics, Seaboard was ranked number three in hog production (based on sows in production) and number four in pork processing in the U.S. in 2021 (based on daily processing capacity, including Triumph’s and STF’s capacity).

Seaboard’s CT&M segment faces competition from numerous traders around the world and imported grain-processed products or other local producers in the same industries.

Seaboard’s Marine segment faces competition based on price, reliable sailing frequencies and customer service.

Seaboard’s Sugar and Alcohol segment owns one of the largest sugar mills in Argentina and faces significant competition for sugar and alcohol sales in the local Argentine market. Sugar and alcohol prices in Argentina can fluctuate compared to world markets due to Argentine government price controls and protection policies.

Seaboard’s Power segment primarily sells the power it generates to Dominican government-owned distribution companies at spot market rates. The Dominican government sets a cap on the electricity spot market prices and establishes the dispatch order of who sells into the power grid based on a merit list. To sell to the power grid, Seaboard competes with producers utilizing various types of fuel and generation technologies, including hydro, solar, wind, natural gas, heavy fuel oil or coal. Renewable energy producers and producers who have lower variable costs to operate may receive dispatch preference from the Dominican government. EDM III is expected to be more efficient than Seaboard’s existing dual-fueled barge, EDM II, due to the latest technologies and use of gas turbines instead of engines.

Competition for the Turkey segment comes from a variety of regional and national producers and processors and is based primarily on product quality, customer service and price.

Resources Material to Business

The Power segment and Turkey segment utilize material amounts of raw materials that are dependent on purchases from one supplier or a small group of dominant suppliers. The Power segment has entered into a long-term fuel supply agreement to ensure natural gas is available for expected operations. The Turkey segment purchases a significant portion of its feed and grain used in the manufacturing of feed for its turkeys in North Carolina from Seaboard’s 50% partner in Butterball.

Also, Seaboard believes there is significant recognition of the trademarks identified below in the various industries Seaboard serves and by many of its customers. The Pork segment uses registered trademarks including, but not limited to, Seaboard Foods®, Seaboard Farms®, Seaboard EnergyTM, Prairie Fresh®, Prairie Fresh USA Prime®, Our Farms, Our Commitment®, St. Joe Pork®, and Cook-in Bag®. The CT&M segment uses registered trademarks including, but not limited to, Mothers Pride® and Zambia’s Pride® in Zambia, Thunderbolt Flour® and Maid Marian® in Guyana, GMA® and Top Pain® in Ivory Coast, GMD® and Jarga® in Senegal, and Wayne® in Ecuador. The Marine segment uses the registered trademarks of Seaboard Marine® and Seaboard Solutions®. The Sugar and Alcohol segment markets sugar under the Chango® brand. The Turkey segment uses registered trademarks including, but not limited to, Butterball®, Carolina Turkey® and Farm to Family Butterball®. While Seaboard considers all of its intellectual and proprietary rights important, Seaboard believes its business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.

Seasonal Business

The Turkey business is seasonal for whole birds and related products, with the holiday season driving the majority of those sales. Seaboard’s other segments are not seasonally dependent to any material extent.

Governmental Regulations

Environmental Matters

Seaboard’s Pork segment and Turkey segment are subject to numerous federal, state and local laws and regulations relating to the environment, such as treatment of wastewater and air emissions, that require the expenditure of funds in the ordinary course of business. Seaboard’s Pork and Turkey segments do not anticipate making expenditures for these purposes that, in the aggregate, would have a material effect on Seaboard’s financial condition or results of operations. Seaboard’s Marine and CT&M segments’ vessels are subject to environment regulations related to global sulfur emissions requirements that require either low-sulfur fuel or equipment on vessels to reduce emissions. These recent requirements have increased fuel costs and charter-hire rates but have not had a significant impact on financial results. Seaboard’s Power segment must receive permits from local authorities to operate, including environmental licenses among others, and these permits may be canceled or not renewed. The environmental license for EDM II currently runs through September 2023 and the environmental license for EDM III is still pending, but generally environmental licenses are for 2-5 years.

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

Human Capital Resources

Generally, each of Seaboard’s segments operate autonomously to implement the human capital strategies that best meet the diverse needs of the segment’s workforce, industry, competitive environment and the legal requirements of the countries it operates in. This may include developing location-specific employee benefits and human capital policies and practices. Although individual programs and benefits may vary from segment to segment or location to location, all segments align with Seaboard’s core principles which emphasize physical wellness and safety, financial wellness, learning and development and global diversity and acceptance.

As of December 31, 2021, Seaboard had approximately 13,200 total employees, of whom approximately 6,700 were in the U.S. The Pork segment, which operates primarily in the U.S., employs approximately 6,000 employees. Substantially all of the Pork segment’s processing plant’s hourly employees are covered by a collective bargaining agreement that expires in 2026. The CT&M segment employs approximately 3,000 employees, primarily in Africa and South America.

In the Marine segment, approximately 38% out of its approximately 2,400 employees are located in the U.S., primarily in Florida and Texas. The Sugar and Alcohol segment employs approximately 1,200 employees in Argentina and substantially all of its hourly mill employees are covered by a collective bargaining agreement that renews in April of each year. The Power segment has approximately 230 employees in the Dominican Republic. Seaboard believes its relationships with its employees and their representative labor organizations are good.

In all operations, employees are critical to the success of Seaboard. Recruitment and retention continue to be a challenge for some of Seaboard’s locations, including in the Pork segment. Currently 24% of the Pork segment’s workforce is dependent upon employment visas in different production areas. In the CT&M segment, which has operations in developing countries, challenges associated with safety and political stability may exist from time to time, presenting challenges to identifying and retaining qualified expatriate personnel.

Physical wellness and safety of Seaboard’s workforce at all locations is a top priority. Seaboard’s decentralized management approach provides flexibility to adapt to the needs of the workforce at each location, including providing specialized protective gear or tools, worker safety trainings, education on healthy habits, exercise facilities on site, discounted gym memberships and offering health insurance and preventive care.

Flexible compensation and benefit strategies are developed by Seaboard’s segments to attract and retain employees and reduce turnover and associated costs. Seaboard provides competitive pay, paid time off, holidays and other benefits depending upon location. In the Power segment, the company provides support for an employee co-op that offers savings accounts and loans to employees. The Pork and Power segments provide employee discounts on products produced such as meat and sugar.

Seaboard’s companies also provide on-the-job training and various professional development opportunities. For example, employees in the Pork segment are eligible for tuition reimbursement and the segment has developed a comprehensive training program to promote internal employees to management positions.

Because Seaboard operates around the world, global diversity and acceptance at all of Seaboard companies is critical for continued success, including at the highest levels, where two of Seaboard’s board of directors are female, including the chairperson.

Available Information

Seaboard’s annual reports on Form 10-K, quarterly reports on 10-Q, current reports on 8-K and all amendments to those reports are available, free of charge, on its website at www.seaboardcorp.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, copies of Seaboard’s SEC filings will be made available, free of charge, on written request. Seaboard does not intend for information contained in its website to be part of this Form 10-K.

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

Name (Age)	Positions and Offices
Robert L. Steer (62)	President and Chief Executive Officer
David M. Becker (60)	Executive Vice President, General Counsel and Secretary
David H. Rankin (50)	Executive Vice President, Chief Financial Officer
Michael D. Trollinger (53)	Senior Vice President, Corporate Controller and Chief Accounting Officer
Ty A. Tywater (52)	Senior Vice President, Audit Services
Jacob A. Bresky (34)	Vice President, International
Benjamin R. Hodes (36)	Vice President, Finance
Adriana N. Hoskins (52)	Vice President and Treasurer
Elizabeth A. Loudon (57)	Vice President, Tax
John B. (“Brad”) Warner (54)	Vice President, Human Resources
James T. Hubler (43)	Assistant Secretary
Zachery J. Holden (54)	Assistant Secretary
Emma A. Vacas Jacques (44)	Assistant Treasurer
Peter B. Brown (59)	President, Seaboard Foods LLC
David M. Dannov (60)	President, Seaboard Overseas and Trading Group
Edward A. Gonzalez (56)	President, Seaboard Marine Ltd.

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

Mr. Hubler has served as Assistant Secretary since April 2019, and also serves as Vice President and General Counsel with Seaboard Foods LLC. He was the Associate General Counsel at Seaboard Corporation from October 2018 until January 2022 when he was named General Counsel of Seaboard Foods LLC. Prior to joining Seaboard Corporation, Mr. Hubler was Assistant Vice President, Legal at Dairy Farmers of America, Inc.

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

Mr. Dannov has served as President of Seaboard Overseas and Trading Group since August 2006.

Mr. Gonzalez has served as President of Seaboard Marine Ltd. since January 2005.

Item 1A. Risk Factors

Business and Operational Risks

(1)	International Operations May Present Certain Risks. Seaboard’s international activities, some of which are in lesser-developed countries, pose risks not faced by companies that limit themselves to U.S. markets. These risks include:
●	changes in foreign currency exchange rates, currency inconvertibility and devaluation;
●	foreign currency exchange or retail price controls;
●	hyperinflation;
●	heightened customer credit and execution risk;
●	border restrictions, tariffs, bilateral trade disputes, quotas, trade barriers, import or export licensing requirements and other trade protection measures;
●	closing of borders by foreign countries to the import of products or other limitations on Seaboard’s ability to access materials or ports, including due to animal disease or other perceived health or safety issues;
●	changes in tax laws;
●	legal and regulatory structures and unexpected changes in legal and regulatory requirements and any lawsuits that may arise;
●	negative perception within a foreign country of a U.S. company doing business in that foreign country;
●	compliance with laws and regulations for conducting international business such as Foreign Account Tax Compliance Act, Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;
●	government instability, expropriation, confiscation, war, civil unrest, and corruption; and
●	enforcement and compliance of local laws and remedies in foreign jurisdictions, including inconsistent application or enforcement, including tax laws.

Accordingly, revenues, operating income and cash flows from international operations could fluctuate significantly from year to year. In addition, border restrictions and foreign government policies and regulations could restrict the purchase of various commodities, reducing Seaboard’s ability to access materials or ports, or limiting sales prices for products sold in local markets.

(2)	Deterioration of Economic Conditions Could Adversely Affect the Business. Seaboard’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates (including the LIBOR phase-out in June 2023), availability of capital markets, consumer spending rates, energy availability and costs, supply chain and labor market disruptions, impacts caused by highly pathogenic disease outbreaks and other public health emergencies, including the COVID-19 pandemic and related variants, and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for and production of Seaboard’s meat products, grains, shipping services and other products, or the cost and availability of needed raw materials and packaging materials, or workforce availability, thereby negatively affecting Seaboard’s business, financial condition and results of operations. For example, Seaboard is monitoring the continued impact of the COVID-19 pandemic and related variants, which has caused significant disruption to global financial markets, supply chains and labor markets. The significance of the operational and financial impact of COVID-19 and related variants to Seaboard will depend on future developments, which are uncertain and cannot be predicted. The national and global economic conditions, could, among other things:
●	impair the financial condition of some of Seaboard’s customers and suppliers, thereby increasing customer bad debts or non-performance by customers and suppliers;
●	negatively impact global demand for protein and grain-based products, which could result in a reduction of revenues, operating income and cash flows;

●	decrease the value of Seaboard’s investments in equity and debt securities, including short-term investments used for liquidity and pension plan assets, causing losses that would adversely impact Seaboard’s net earnings; and
●	impair the financial viability of Seaboard’s insurers.
(3)	Seaboard’s Common Stock Is Thinly Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held and thinly traded on a daily basis on the NYSE American. Seaboard Flour LLC and SFC Preferred, LLC, which are beneficially owned by the Bresky family, hold approximately 77% of Seaboard’s outstanding common stock. Accordingly, the price of a share of Seaboard common stock could fluctuate more significantly from day-to-day than that of a share of more widely held stock that is actively traded on a daily basis.
(4)	Decentralization May Present Certain Risks. Seaboard’s operations are relatively decentralized in comparison with its peers. While Seaboard executive management believes this practice enables it to remain responsive to risks, opportunities and to customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that executive management may be slower or less able to identify or react to problems affecting a key business than in a more centralized environment. In addition, it means that Seaboard may be slower to detect compliance related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or Seaboard’s internal policies) and that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect Seaboard’s business, financial condition or results of operations.
(5)	Investments in Non-Consolidated Affiliates May Present Certain Risks. Seaboard has several equity method investments in which it owns 50% or less, with various third-party business partners owning the remaining equity. Due to the ownership structure of these affiliates, Seaboard participates in board of director’s or comparable governing body’s decisions, but does not control the decision-making processes and could be exposed to various business risks if the business partners’ business decisions do not align with Seaboard’s best interests, which could adversely impact the results for Seaboard’s income (loss) from affiliates.
(6)	Cyber-Attacks or Cybersecurity Breaches Could Adversely Affect the Business. Seaboard may be adversely impacted if it is unable to protect its information technology systems against, or effectively respond to, cyber-attacks or cybersecurity breaches. Seaboard may also be adversely impacted if third parties on whom Seaboard relies are unable to similarly protect their information technology systems. Attempted cyber-attacks and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise. Any significant penetration, invasion, destruction, or interruption of these systems could negatively impact operations and there is a risk of business interruption and reputational damage from the unauthorized disclosure of confidential information and a risk of loss to financial assets related to manipulated electronic communications. This includes additional costs for increased security, system remediation and breach detection. If Seaboard is unable to prevent such breaches or failures or if a third party on whom Seaboard relies is unable to prevent such breaches or failures, Seaboard’s operations could be disrupted or it could negatively impact Seaboard’s financial condition, results of operations and the market price of its common stock.

Industry Risks

(1)	The Food Industry May Present Certain Risks. The food products manufacturing industry is subject to the risks posed by:
●	food spoilage;
●	food contamination, including contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, E coli and aflatoxin;
●	food allergens;
●	adverse weather;
●	evolving consumer preferences and nutritional and health-related concerns;
●	international, federal, state and local food processing regulations;
●	consumer product liability claims;
●	product recall;
●	product tampering; and
●	public perception of food production practices, including handling of production and live animals.

Pathogens that may cause food contamination are found generally in livestock and in the environment and therefore may be present in Seaboard’s products. These pathogens also can be introduced to Seaboard’s products as a result of improper handling by customers or consumers. Seaboard does not have control over handling procedures once products have been shipped for distribution. If one or more of these risks were to materialize, Seaboard’s brand reputation could be harmed, revenues could decrease, costs of doing business could increase, and Seaboard’s operating results could be adversely affected.

(2)	Fluctuations in Commodity Prices May Present Certain Risks. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities for products which it sells and competing products, all of which are determined by constantly changing market forces, as well as other factors, over which Seaboard has little to no control.
●	In the Pork and Turkey segments, commodity pork prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh meat and competing proteins on the market.
●	In the CT&M segment, fluctuating worldwide prices for wheat, corn, soybeans, soybean meal and, to a lesser degree, various other agricultural commodity products could also be caused by European flour exports, donated food aid, flour dumping practices and worldwide and local crop production.

These fluctuating market conditions could have a significant impact on Seaboard’s sales, value of commodities held in inventory and operating income.

(3)	Difficulties Obtaining and Retaining Appropriate Personnel. Seaboard is dependent on having a sufficient number of properly trained operations personnel.
●	In the Pork and Turkey segments, the nature of the work and remote locations at some processing plants and production operations, along with restrictive national policy on immigration, have affected and could continue to negatively affect the availability and cost of labor.
●	In the CT&M segment, the loss of a key employee such as a commodity trader could have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and retaining business with various foreign customers. Also, employing and retaining qualified expatriate personnel at the mills and other operating facilities are key elements to success given the difficult living conditions, the unique operating environments and the reliance on a relatively small number of executives to manage individual locations.

The geographic areas in which Seaboard operates have also experienced labor shortages resulting in higher labor costs. The inability to acquire and retain the services of such personnel, or increased costs associated with the acquisition and retention of such personnel, could have a material adverse effect on Seaboard’s operations.

(4)	Disruption of Operations at Co-packers or Other Suppliers Could Adversely Affect the Business. Disruption of operations at co‑packers or other suppliers may impact Seaboard’s product or raw material supply. Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may also adversely affect Seaboard’s financial results.
(5)	Ocean Transportation May Present Certain Risks. Seaboard’s owned and chartered vessels along with related cargoes are at risk of being damaged, lost or incurring excess cost because of events such as:
●	inclement weather;
●	mechanical failures;
●	grounding, fire, explosions and collisions;
●	human error;
●	war, piracy and terrorism; and
●	port access and congestion.

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

(6)	Fluctuations in Fuel Costs Could Adversely Affect the Business. Fuel expenses are a large expense for the Marine segment and also impact the CT&M segment’s results. Fuel prices can vary greatly from year to year. While such fluctuations may be offset through fuel surcharges or other mechanisms, such mechanisms do not act with precision in terms of timing and amount and may not adjust revenues enough to offset the increase in costs.

Legal and Regulatory Risks

(1)	Operations Are Subject to General Risks of Litigation. Seaboard is involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders, or injured persons, and claims relating to product liability, contract disputes, antitrust regulations, intellectual property, advertising, labeling, wage and hour laws, employment practices or environmental matters. Litigation in certain countries carries additional risk due to lack of transparency in judiciaries. Neither litigation trends nor the outcomes of litigation can be predicted with certainty and adverse litigation trends and outcomes could negatively affect Seaboard’s financial results.
(2)	Operations Are Subject to Complex Laws and Regulations. Federal, state and local laws, and domestic and international regulations governing worker health and safety, food safety and animal health and welfare, port and terminal security and the operation of vessels, including fuel regulations, significantly affect revenues, costs and the manner or feasibility of doing business. Some requirements applicable to Seaboard may also be enforced by citizen groups.
●	In the Pork segment, select states have implemented varying standards related to the required living conditions for breeding sows. Some laws apply to animals grown in the state of enactment while, more recently, several states have enacted laws that prohibit the sale of meat from non-compliant animals grown in any of the fifty states or foreign countries. Diversity of standards for housing sows requires each producer to implement separate record keeping to track compliant animals through the growing process to the processing plant, and finished products from the processing plant to third-party purchasers. Such laws can also impose civil and criminal penalties for failing to comply. Animal production assets have long expected useful lives. The enactment of more stringent standards can impair the value of existing assets, increase the cost of production and distribution, lower the value of non-compliant products and/or disrupt the market for pork which could result in a reduction in the sales prices of pork products. Incrementally, strict growing standards could cause the creation of regional markets of compliant products or require the industry to build compliant assets for each market. For example, the state of California enacted the Farm Animal Confinement Initiative (“Proposition 12”) which became fully effective January 1, 2022. Proposition 12 prohibits the sale within the state of certain uncooked pork produced from breeding sows or its offspring unless certain conditions are met, which Seaboard currently does not expect to meet until later in 2022. However, the ultimate impact of Proposition 12 to Seaboard is unknown, since the constitutionality of Proposition 12 has been challenged in lawsuits and the California Superior Court has issued a judgment declaring that Proposition 12 is not enforceable until 180 days after final regulations are issued, which has not occurred at the time of this filing. The volume of such pork sold into California accounted for approximately 5% of Seaboard’s direct sales for the year ended December 31, 2021, in addition to indirect sales through further processor customers.
●	In the Marine segment, many aspects of the shipping industry, including rate agreements and vessel cost sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, as well as regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require the installation of costly equipment or operational changes. As an example, this segment may be adversely impacted by changes in vessel fuel consumption efficiency requirements. Certain ships, based on their capacity and other factors, may have to meet certain energy usage standards while sailing. The net effect could be that ships, particularly small ones which are less efficient on a twenty-foot equivalent unit basis, might need to reduce speed to consume less fuel.
●	In the Sugar and Alcohol segment, Seaboard’s alcohol production facility is affected by Argentine government regulations regarding production quotas, fuel blends and sales prices in the bioethanol market.

Failure to comply with these laws and regulations and any future changes to them could result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages, negative publicity and the inability to do business in certain locales. In addition, future changes in laws, regulations and standards may result in additional costs or a reduction in revenues.

(3)	Operations Are Subject to Stringent Environmental Regulation and Potentially Subject to Environmental Litigation, Proceedings, and Investigations. Seaboard operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, odors, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. Compliance with these laws and regulations, as well as any modifications, may be material to Seaboard’s business.

Specific Pork Segment Risks

(1)	Increases in Costs of This Segment’s Feed Components and Third-Party Hog Purchases Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and could be materially affected by commodity price fluctuations for corn and soybean meal. The costs may also be impacted by inflation. The results of this segment could be negatively affected by increased costs of its feed components. Approximately 12% of this segment’s slaughtered hogs were purchased from third parties during 2021, and commodity price fluctuations for hogs could have an impact on this segment’s total costs. The cost and supply of feed components and the third-party hogs that this segment purchases are determined by constantly changing market forces of supply and demand, which are driven by matters over which this segment has no control, including inflation, weather, current and projected worldwide grain stocks and prices, grain export prices, subsidies and tariffs, and governmental agricultural policies. This segment attempts to manage certain of these risks through the use of commodity derivatives; however, this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork prices correspondingly increase, increases in the prices of this segment’s feed components or the cost of third-party hogs purchased would adversely affect this segment’s operating margins.
(2)	The Loss or Closure of This Segment’s Oklahoma Pork Processing Plant or the STF Plant Could Adversely Affect the Business. This segment is largely dependent on the continued operation at full capacity of its Oklahoma pork processing plant and the STF plant. The loss of or damage to either of these plants for any reason, including highly pathogenic disease outbreaks, fire, tornado or earthquake, or the occurrence of adverse governmental action could adversely affect the business of this segment and have a material adverse effect on Seaboard’s liquidity and financial results. This segment provided approximately one-third of STF’s hogs for processing during 2021 and also markets substantially all pork products produced.
(3)	Health Risk to Livestock Could Adversely Affect Production and the Supply of Raw Materials. Seaboard is subject to risks relating to its ability to maintain animal health and control diseases. The general health of the hogs and the reproductive performance of the sows could have an adverse impact on production and production costs, the supply of raw material to this segment’s pork processing operations and consumer confidence. If this segment’s hogs are affected by disease, Seaboard could be required to destroy infected livestock, which could adversely affect this segment’s production or ability to sell or export its products. Moreover, the herd health of third-party suppliers could adversely affect the supply and cost of hogs available for purchase. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of this segment’s food products.
(4)	The Operating Profit of the Biodiesel and Renewable Diesel Production Facilities Could Be Adversely Impacted by Various Factors. The profitability of this segment’s biodiesel and renewable diesel plants could be adversely affected by various factors, including the market price of pork fat, other animal fats and vegetable oils, all of which are utilized to produce biodiesel and renewable diesel, and the market price for biodiesel and renewable diesel, which is influenced by inflation, world oil prices and government mandates and incentives to use biofuels. Unfavorable changes in these prices over extended periods of time or adverse changes in government mandates and incentives to use biofuels could adversely affect this segment’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to these facilities. Also, the federal blender’s credits are not permanent and may not be renewed beyond 2022.
(5)	Difficulties Could Be Experienced in the Start-up of the New Renewable Diesel Production Facility. Commercial operations at this segment’s new renewable diesel production facility are expected to commence in the first quarter of 2022, but the timing could be delayed further, and full capacity expectations could take longer than planned. Difficulties encountered in the start-up of operations could have adverse effects on results of operations.

Specific Commodity Trading and Milling Segment Risks

(1)	This Segment Uses a Material Amount of Derivative Products to Manage Certain Market Risks. The commodity trading portion of this segment enters into various commodity derivative and foreign exchange derivative transactions to create what management believes is an economic hedge for commodity trades it executes or intends to execute with its customers. Failure to execute or improper execution of a derivative position, or a firmly committed sale or purchase contract, or a speculative transaction that closes without the desired result or exposure to counter party risk could have an adverse impact on the results of operations and liquidity.

(2)	This Segment Faces Increasing Competition from Several Sources. This segment is experiencing increasing competition in certain foreign markets by well-capitalized originators, traders of commodities making sales directly to end-use customers and industrial-asset owners that compete in the same markets as this segment. If various competing raw-material originators refuse to sell commodities to Seaboard for sale in these foreign markets, it could be more challenging for this segment to purchase commodities for sale to its customers at competitive prices. Also, competition with imported products or other local producers impact this segment’s industrial operations. This segment’s sales volume and sale prices for commodities to customers, as well as results of operations, could be adversely impacted by such increased competition.

Specific Marine Segment Risks

(1)	This Segment’s Services Are Affected by International Trade and Fluctuating Freight Rates. This segment provides cargo shipping services in the U.S. and in many different countries in the Caribbean and Central and South America. In addition to the risks of overseas operations, fluctuations in economic conditions, inflation and unstable or hostile local political situations in the countries in which this segment operates could affect trade volumes and cargo freight rates, as well as adversely affect this segment’s results of operations.
(2)	Chartered Ships Are Subject to Fluctuating Rates and Availability. Time-charter expenses are one of this segment’s largest expenses. These costs, and availability of ships, can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a long-term charter contract will be favorable to this segment’s business. Accordingly, entering into either long-term charter hire contracts during periods of decreasing charter hire costs or short-term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on this segment’s results of operations. To improve cargo services on higher frequency routes and generate more capacity, this segment purchases space, also known as slots, on certain third-party operated vessels. It is expected that this segment will continue purchasing slots in the future, but these ship providers may not be reliable and cause shipment delays or other challenges.
(3)	Hurricanes or Other Adverse Weather Conditions May Disrupt Operations. This segment’s port operations can be subject to disruption due to hurricanes or other adverse weather conditions, which could have an adverse effect on this segment’s results of operations.

Specific Sugar and Alcohol Segment Risks

(1)	This Segment Depends on the Condition of the Argentine Economy, Currency and Political Climate. This segment operates a sugar mill, alcohol production and power generation facility in Argentina. Fluctuations in economic conditions or changes in the Argentine political climate could have an impact on the costs of operations, the sales prices of products, export opportunities and the exchange rate of the Argentine peso to the U.S. dollar. Local sales prices for retail sugar and bioethanol are affected by government price controls, and domestic prices for sugar are affected by import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets. If import duties are changed, this could have a negative impact on the sales prices of this segment’s products. In addition, the majority of this segment’s sales are within Argentina, and any Argentine government attempts to control inflation through retail price controls on mass consumption products, including sugar, could adversely impact the local sales prices of this segment’s products and the results of operations for this segment. In the second quarter of 2018, Argentina was determined to be a highly inflationary economy.
(2)	This Segment Is Subject to Weather, Crop Disease and Pests Risks. This segment may be adversely affected by numerous factors over which this segment has little or no control, including adverse weather and growing conditions, pest and disease problems. Of these risks, weather particularly could adversely affect the amount and quality of the sugarcane produced by this segment and its competitors located in other regions of Argentina.
(3)	The Loss or Closure of This Segment’s Sole Processing Facility Would Adversely Affect the Business. This segment is largely dependent on the continued operation of a single sugar mill. The loss of or damage to this mill for any reason, including highly pathogenic disease outbreaks, fire, tornado or earthquake, or the occurrence of adverse governmental action or labor unrest resulting in labor strikes could adversely affect the business of this segment.
(4)	Labor Relations Challenges Could Adversely Affect Operations. This segment is dependent on unionized labor at its single sugar mill in Argentina. The political and economic environment in Argentina makes labor relations very challenging. Contributing to the situation are the historical policies of Argentina’s government and the failure of the Argentine courts to enforce contractual obligations with unions and basic property rights. Interruptions in production as a result of labor unrest could adversely impact the quantity of sugarcane harvested and the amount of sugar, alcohol and power produced and could interfere with the distribution of products stored at the facility.

Specific Power Segment Risks

(1)	This Segment’s Services Are Affected by Competition from More Efficient Energy Producers. This segment sells the power it generates primarily to government-owned distribution companies, and the government can decide which power units will be able to operate. Typically, dispatch is done based on a merit list with lower-cost power plants dispatched before those with higher costs. More efficient power producer competitors, such as from renewable energy, including hydro, solar, and wind, or other nonrenewable energy sources like coal, are less costly to operate, and could cause the demand for this segment’s energy to decline and the spot market rates to decline as well, which will adversely affect this segment’s results of operations.
(2)	Difficulties Could Be Experienced in the Start-up of the New Power Generating Barge. Commercial operations at this segment’s new power generating barge, EDM III, are expected to commence in 2022, but not at full capacity. Timing could be delayed further, and full capacity expectations could take longer than planned. Difficulties encountered in the start-up of operations could have adverse effects on this segment’s results of operations.
(3)	Supply of Natural Gas Is Limited in the Dominican Republic. Supply of natural gas in the Dominican Republic is limited to one primary supplier. EDM III will only operate on natural gas, but EDM II can run on other types of fuel. Supply disruptions of natural gas could have an adverse impact on this segment’s operating income.
(4)	This Segment Depends on the Condition of the Dominican Republic Economy, Currency and Political Climate. Fluctuations in economic conditions or changes in the Dominican Republic political climate could have an impact on the costs of operations, the sales prices of products and the exchange rate of the Dominican peso to the U.S. dollar. In addition to significant currency fluctuations and the other risks of overseas operations, this segment could experience difficulty in obtaining timely collections of trade receivables from the government-owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. Currently, the Dominican Republic does not allow a free market to enable prices to rise with demand as the supply is restricted due to insufficient cash flow from electric distributors and the subsidy the government provides, which could limit this segment’s profitability. As a result, the government has the ability to arbitrarily decide which power units will be able to operate, which can ultimately determine spot market prices for electricity generated and sold into the power grid and, therefore, could have adverse effects on this segment’s results of operations.
(5)	This Segment May Be Unable to Renew Certain Permits. This segment’s barges are subject to various permitting requirements imposed by the Dominican government. A major risk inherent in this segment’s operations is the need to renew permits, and any delay or failure to obtain a renewal permit could have a significant impact on this segment’s operations.

Specific Turkey Segment Risks

(1)	Increases in Costs of Butterball’s Feed Components Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising turkeys and could be materially affected by commodity price fluctuations for corn, soybean meal and other commodity inputs, as well as inflation. Butterball’s results may be negatively affected by increased costs of the feed components. Butterball attempts to manage some of these risks through the use of commodity derivatives; however, this may also limit its ability to participate in gains from favorable commodity fluctuations. Unless wholesale turkey prices correspondingly increase, increases in the prices of Butterball’s feed components would adversely affect Butterball’s results of operations and the value of Seaboard’s investment in Butterball.
(2)	Adverse Operating Results or Inability to Renew Financing Could Result in Need for Raising Additional Capital. Butterball has third-party bank loan facilities that are secured by substantially all of the assets of Butterball. Adverse operating results could cause Butterball to default on such loan facilities or cause lenders to not renew or extend existing financing, which could result in a significant adverse impact on Butterball’s financial position. As a result, Seaboard or other investors may need to make additional capital investment or provide financing to Butterball, which could adversely impact Butterball’s results of operations, liquidity position or negatively impact the value, or cause dilution, of Seaboard’s investment in Butterball.
(3)	Decreased Perception of Value in the Butterball Brand and Changes in Consumer Preferences Could Adversely Affect Sales Quantity and Price of Butterball Products. Butterball is a premium brand name, built on a long history of offering quality products that has been differentiated in the market. The value of the Butterball brand allows for sales of a higher unit price for certain products compared to other turkey providers. In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts and develop new products. Consumer product preferences continue to evolve as a result of, among other things, shifting consumer demographics; changes in consumer lifestyles; digital shopping patterns; and competitive product and pricing pressures. If Butterball’s products fail to meet consumer preferences, or Butterball fails to introduce new products or product extensions on a timely basis, the brand value could diminish significantly. In addition, negative news reports for any reason related to Butterball or the turkey/poultry industry could negatively impact this brand perception, Butterball’s results of operations and the value of Seaboard’s investment in Butterball.
(4)	The Loss of Closure of Butterball’s Primary Further Processing Facility Could Adversely Affect Butterball’s Business. Although Butterball has three processing plants and three further processing plants, Butterball is disproportionately dependent on the continued operation of the processing plant in North Carolina, that handles a significant volume of the production of further processed turkey products. The closure, even temporarily, loss of or damage to this plant for any reason, including highly pathogenic disease outbreaks, fire, hurricane, tornado, or the occurrence of an adverse governmental action could adversely affect the results of operations and financial position for Butterball and the value of Seaboard’s investment in Butterball.
(5)	Health Risk to Poultry Could Adversely Affect Production, the Supply of Raw Materials and Butterball’s Business. Butterball is subject to risks relating to its ability to maintain animal health and control diseases, such as avian influenza. The general health of the turkeys and reproductive performance could have an adverse impact on production and production costs, the supply of raw material to Butterball’s processing operations and consumer confidence. If Butterball’s turkeys are affected by disease, Butterball may be required to destroy infected birds, which could adversely affect Butterball’s production or ability to sell or export its products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of Butterball products, resulting in an adverse effect on Butterball’s results of operations and the value of Seaboard’s investment in Butterball.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Management believes that Seaboard’s present facilities are adequate and suitable for its current purposes. Seaboard’s principal properties by segment are described below:

(1)   Pork - Seaboard’s Pork segment owns a pork processing plant in Oklahoma. It has a double-shift capacity to process approximately six million hogs annually and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations have the capacity to breed and raise approximately eight million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This segment owns and operates eight centrally located feed mills, which have a combined capacity to produce approximately three million tons of formulated feed annually. These feed mills are used primarily to support Seaboard’s existing hog production and have the capability of supporting additional hog production in the future. These facilities are located in Iowa, Oklahoma, Texas, Kansas and Colorado. The Pork segment owns biodiesel plants in Oklahoma and Missouri, with the capacity to produce 46 million gallons and 30 million gallons, respectively, of biodiesel annually, and a renewable diesel plant in Kansas currently expected to produce 85 million gallons of renewable diesel annually when operating at full capacity. The Pork segment uses a terminal facility in California to store and distribute approximately 66 million gallons of renewable fuel per year, with an expected increase to 150 million gallons per year after further capital improvements in 2022.

(2)   Commodity Trading and Milling - Seaboard’s CT&M segment operates facilities at 40 locations in 23 countries and has 13 trading offices in 12 countries. The facilities located in Botswana, Brazil, Colombia, the Democratic Republic of Congo, Ecuador, Gambia, Ghana, Guyana, Haiti, Jamaica, Kenya, Lesotho, Mauritania, Morocco, Mozambique, Nigeria, Peru, Republic of Congo, South Africa, Turkey, and Zambia own the land and plants. The facilities located in Ivory Coast, Kenya, Lesotho, Morocco, Mozambique, Nigeria, Republic of Congo, Senegal and Zambia lease the land on which certain facilities are located under long-term agreements. Certain foreign milling operations may operate at less than full capacity due to low demand, poor consumer purchasing power, excess milling capacity in their competitive environment or imported flour. Seaboard’s CT&M segment owns three 18,900 metric ton deadweight dry bulk vessels and charters between 38 to 56 bulk vessels with deadweights of up to 82,000 metric tons under short-term agreements.

(3)   Marine - Seaboard’s Marine segment leases approximately 297,000 square feet of off-port warehouse space and approximately 86 acres of port terminal land and facilities in Miami, Florida, which are used in its containerized cargo operations. Seaboard’s Marine segment also leases an approximately 100-acre cargo handling and marine terminal facility in Houston, Texas, which includes several warehouses totaling approximately 690,000 square feet for cargo storage. The

Marine segment owns four ocean cargo vessels with deadweights of up to approximately 28,000 metric tons. During 2021, Seaboard’s Marine segment executed contracts to build three vessels with completion expected in 2024. Additionally, in 2021, Seaboard Marine committed to purchasing two additional vessels, which the company currently charters, in early 2022. Moreover, this segment charters 20 vessels under contracts with a remaining average term of 19 months with deadweights of up to approximately 34,700 metric tons. Seaboard’s Marine segment owns or leases dry, refrigerated and specialized containers and other related equipment.

(4)   Sugar and Alcohol - Seaboard’s Sugar and Alcohol segment owns nearly 70,000 acres of planted sugarcane and a sugar mill with an annual capacity to crush approximately three million metric tons of sugar cane. The facility, including an alcohol distillery, has an annual production capacity of approximately 250,000 metric tons of sugar if maximizing sugar production, and approximately 33 million gallons of alcohol if maximizing alcohol production. Depending on the market conditions, this segment can produce more sugar and less alcohol, or vice versa. This capacity is sufficient to process all of the cane harvested by this segment and additional quantities purchased from third-party farmers in the region. The sugarcane fields, processing mill, distillery and 51-megawatt cogeneration power plant are located in northern Argentina in the Salta Province. This area experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar, alcohol and power produced.

(5)   Power - Seaboard’s Power segment owns two power generating barges that is secured on the Ozama River in Santo Domingo, Dominican Republic. EDM III will have the capacity to generate approximately 146 megawatts of electricity and EDM II has the capacity to generate approximately 108 megawatts.

(6)   Turkey - Seaboard’s Turkey segment has a total of three processing plants, three further processing plants and numerous company and third-party live production facilities and feed milling operations, located in North Carolina, Arkansas, Missouri and Kansas. These facilities produce approximately one billion pounds of turkey each year. Although capacity to meet core further processing demand is sufficient, Butterball uses third-party copacker arrangements to supplement portions of its portfolio where it either does not maintain competencies, or to meet demand beyond its internal production capacity.

Item 3. Legal Proceedings

The information required by this item is included in Note 8 to the consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Seaboard’s common stock is traded on the NYSE American under the symbol SEB. Seaboard had 4,143 stockholders of record of its common stock as of January 31, 2022.

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

The following line graph shows a five-year comparison of cumulative total return for Seaboard Corporation, the NYSE American Index and the companies comprising the Peer Group, weighted by market capitalization for the five fiscal years commencing December 31, 2016 and ending December 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Seaboard Corporation, the NYSE American Index,
and a Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
42735
43100
43465
43830
44196
44561
Seaboard Corporation
NYSE American
Peer Group

The comparison of cumulative total returns presented in the above graph was plotted using the following index values and common stock price values:

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21

Seaboard Corporation	$100.00	$111.76	$89.80	$108.13	$77.33	$100.63
NYSE American	$100.00	$101.61	$86.60	$97.92	$95.85	$127.23
Peer Group	$100.00	$101.65	$85.23	$106.87	$112.14	$127.06

In each of the four quarters of 2021, 2020 and 2019, Seaboard declared and paid quarterly dividends of $2.25 per share of common stock. Seaboard’s Board of Directors intends that Seaboard will continue to pay quarterly dividends for the reasonably foreseeable future, with such future dividends and the amount of any such dividends being subject to the determination, declaration and discretion of Seaboard’s Board of Directors and dependent upon factors such as Seaboard’s financial condition, results of operations, and, current and anticipated cash needs, including capital requirements. As discussed in Note 7 to the consolidated financial statements, Seaboard’s ability to declare and pay dividends is subject to limitations imposed by debt agreements.

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock, or options, rights or warrants with respect to Seaboard common stock, may be granted.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, Seaboard’s consolidated financial statements and the accompanying notes in Item 8. Certain statements in this report contain forward-looking statements. See the introduction in Item 1 for more information on these forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements.

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

Pork Segment

The Pork segment primarily produces hogs to process and sells fresh and frozen pork products throughout the U.S. and to foreign markets. Sales prices are directly affected by both domestic and worldwide supply and demand for pork products and other proteins. Feed accounts for the largest input cost in raising hogs and is materially affected by price changes for corn and soybean meal. Market prices for hogs purchased from third parties for processing at the plant also represent a major cost factor. Within the portfolio of Seaboard’s businesses, management believes profitability of the Pork segment is most susceptible to commodity price fluctuations. As a result, this segment’s operating income and cash flows can materially fluctuate from year to year, significantly affecting Seaboard’s consolidated operating income and cash flows. This segment is Seaboard’s most capital-intensive segment, representing approximately 61% of Seaboard’s total fixed assets, in addition to approximately 42% of total inventories, as of December 31, 2021. With the plant generally operating at capacity, Seaboard is continually looking for ways to enhance the plant’s operational efficiency, while also looking to increase margins by introducing new, higher value-added products. This segment also produces biodiesel for sale to third parties, and is expected to begin producing renewable diesel in 2022. Sales prices are affected by the supply and demand of diesel and environmental credit initiatives.

CT&M Segment

The CT&M segment provides integrated agricultural commodity trading, processing and logistics services. The majority of the CT&M segment’s sales are derived from sourcing agricultural commodities from multiple origins which are delivered to third-party and affiliate customers in various international locations. This segment’s sales are also significantly affected by fluctuating prices of various commodities, such as wheat, corn and soybean meal. Exports from various countries can exacerbate volatile market conditions that may have a significant impact on this segment’s sales and operating income. Profit margins are sometimes protected by using commodity derivatives and other risk management practices. The execution of these purchase and delivery transactions have long cycles of completion, which may extend for several months with a high degree of price volatility. As a result, these factors can significantly affect sales volumes, operating income, working capital and related cash flows from period to period. This segment represents approximately 53% of Seaboard’s total inventories as of December 31, 2021. Consolidated and non-consolidated affiliates operate the grain processing mills in foreign countries that are, in most cases, lesser developed and can be significantly impacted by changes in local crop production, political instability and local government policies, as well as fluctuations in economic and industry conditions and foreign currency exchange rates. The CT&M segment has invested in several entities in recent years and continues to seek opportunities to expand its business.

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

Sugar and Alcohol Segment

The Sugar and Alcohol segment produces and processes sugar and alcohol in Argentina, primarily to be marketed locally. The Sugar and Alcohol segment’s sales and operating income are significantly affected by local sugar and alcohol prices, and domestic sugar production levels and government regulations affect these local prices. The currency exchange rate can have an impact on reported U.S. dollar sales, operating income and cash flows.

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

Summary of Sources and Uses of Cash

Seaboard’s principal funding source is cash from operating activities and principal cash requirements include primarily operating expenses and capital expenditures. As of December 31, 2021, Seaboard had cash and short-term investments of nearly $1.5 billion and additional total working capital of $1.0 billion. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,074
Amounts drawn against lines	(516)
Available borrowing capacity as of December 31, 2021	$558

As of December 31, 2021, $63 million of the $1.5 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Cash and short-term investments as of December 31, 2021 decreased $50 million from December 31, 2020. The decrease was primarily the result of lower cash from operations and greater investments in capital expenditures, partially offset by higher draws under lines of credit. Cash from operating activities decreased $199 million primarily due to additional working capital needs, partially offset by higher cash earnings. Inventories were higher as of December 31, 2021 than December 31, 2020, associated with price volatility in the commodity markets. Also outstanding receivables were higher due to more sales in the fourth quarter of 2021 compared to the fourth quarter of 2020. During 2021, the short-term investment portfolio was repositioned to reduce equity price risk and utilize short-term investment proceeds to partially fund capital expenditures.

Capital Expenditures, Acquisitions and Other Investing Activities

During 2021, Seaboard invested $460 million in property, plant and equipment, of which $343 million was in the Pork segment, $44 million in the Marine segment and $43 million in the Power segment. The Pork segment expenditures were primarily to complete construction of a renewable diesel plant, purchase and improve a fuel storage and distribution facility and fund biogas recovery projects and other investments. The Marine segment expenditures primarily related to the purchase of a used vessel to increase its company-owned fleet. The Power segment expenditures were primarily for construction of a barge expected to be completed in 2022, commonly referred to as Estrella Del Mar III (“EDM III”). All other capital expenditures were primarily of a normal recurring nature such as replacements of machinery and equipment and general facility modernizations and upgrades.

The total budget for 2022 capital expenditures is approximately $700 million, with $450 million planned in the Pork segment and $200 million in the Marine segment. The Pork segment’s budget primarily includes continued investment in biogas recovery projects, normal replacement of breeding herd and other investments. At certain hog farms, the Pork segment is covering lagoons and constructing biogas upgrade facilities to capture methane and inject renewable gas to the local pipeline infrastructure. The Marine segment’s budget primarily includes the purchase of two used vessels, that are currently chartered, and installment payments on three vessels that are being constructed with completion expected in 2024. The new ships are estimated to cost $60 million each for a total cash outlay of approximately $180 million that is payable in accordance with milestones achieved over the course of construction. As of December 31, 2021, long-term capital expenditure cash requirements include approximately $20 million in 2023 and $90 million in 2024 primarily related to the Marine segment’s vessels under construction. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Seaboard has acquired businesses in 2021, 2020 and 2019, and intends to continue to look for opportunities to further grow and diversify its operations, but there are no definitive plans at this time. Management intends to utilize existing liquidity, available borrowing capacity and other financing alternatives to fund these opportunities. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard's financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous. Also, Seaboard may fund capital calls and issue borrowings for its equity method investments based on the specific facts and circumstances.

From time to time, proceeds from the sale of short-term investments may be used to fund capital expenditure purchases or working capital needs. Asset reallocation intended to reduce equity exposure resulted in $2 billion of gross cash flows related to both the sale and purchase of short-term investments in the consolidated statement of cash flows for the year ended December 31, 2021. Seaboard continues to make investments, including $98 million in long-term investments for the year-ended December 31, 2021, to effectively manage its assets. As of December 31, 2021, Seaboard is committed to invest approximately $20 million in certain long-term investments in 2022, primarily real-estate related.

Financing Activities

Seaboard believes it has adequate available borrowings to meet short-term and long-term operating needs. Draws under lines of credit have increased compared to prior years to fund working capital and greater investments in capital expenditures. Seaboard had long-term debt of $717 million as of December 31, 2021, which includes a term loan due 2028 of $677 million. Current maturities on long-term debt was $8 million as of December 31, 2021, with expected annual interest payments of approximately $12 million based on interest rates as of year-end. During 2021, Seaboard repaid foreign subsidiary debt related to a 2018 acquisition of $46 million upon its maturity. See Note 7 to the consolidated financial statements for further discussion of debt.

Future Contractual Obligations

Other than those obligations discussed above, future obligations mostly include normal operating expenses. For operating and finance leases, Seaboard has a current undiscounted obligation of $217 million and a long-term undiscounted obligation of $537 million as noted in Note 5 to the consolidated financial statements. The majority of Seaboard’s purchase commitments for materials or supplies are related to hog, grain, feedstock and fuel procurement contracts with a current obligation of approximately $1.7 billion and a long-term obligation of approximately $1.5 billion as noted in Note 8 to the consolidated financial statements. Also, Seaboard is subject to obligations under its existing defined benefit pension plans. As of December 31, 2021, the accounting unfunded status of all plans was $135 million. Anticipated employer payments related to the unfunded nonqualified executive plans in 2022 are $18 million. For additional information about Seaboard’s pension plans, see Note 9 to the consolidated financial statements.

RESULTS OF OPERATIONS

Net sales for the years ended December 31, 2021, 2020 and 2019 were $9.2 billion, $7.1 billion and $6.8 billion, respectively. The increase for 2021 compared to 2020 primarily reflected higher prices of commodities sold in the CT&M segment, higher prices for pork products, market hogs and biodiesel sold in the Pork segment and higher cargo volumes and rates in the Marine segment. The increase for 2020 compared to 2019 primarily reflected higher volumes of certain commodities in the CT&M segment and higher volumes for pork products and hogs sold in the Pork segment, partially offset by lower cargo volumes in the Marine segment and lower spot prices and generation in the Power segment.

Operating income for the years ended December 31, 2021, 2020 and 2019 was $458 million, $245 million and $110 million, respectively. The increase for 2021 compared to 2020 primarily reflected higher voyage revenue in the Marine segment, increased margins on pork product and market hog sales in the Pork segment, and higher commodity prices, partially offset by derivative commodity contract losses and other operational costs in the CT&M segment. The increase for 2020 compared to 2019 primarily reflected lower derivative contract losses and higher margins on pork product sales in the Pork segment and higher margins on third-party sales and derivative contract gains in the CT&M segment, partially offset by lower revenues in the Power segment.

Seaboard’s operations have been impacted by the COVID-19 pandemic, with 2020 financial results impacted more than 2021 financial results, especially with regards to cargo volumes at Seaboard’s Marine segment. Continued challenges remain with labor availability and labor costs, resulting in higher production costs. The near and long-term impacts of COVID-19, including variants, on Seaboard’s operations and the global economy are unknown and impossible to predict with any level of certainty.

Pork Segment

(Millions of dollars)	2021	2020	2019
Net sales	$2,481	$1,941	$1,851
Operating income	$227	$131	$60
Income (loss) from affiliates	$3	$(9)	$(22)

Net sales for the Pork segment increased $540 million for the year ended December 31, 2021 compared to 2020. The increase was primarily the result of higher prices of pork products sold, and to a lesser extent, higher prices and volumes of market hogs and higher biodiesel prices, partially offset by lower volumes of pork products sold.

Operating income for the Pork segment increased $96 million for the year ended December 31, 2021 compared to 2020. The increase was primarily due to higher margins on pork product sales and market hogs due to higher sales prices, partially offset by higher hog costs related to feed and higher selling, general and administrative expenses. Management is unable to predict market prices for pork products, the cost of feed or third-party hogs, biodiesel prices or the ongoing impacts of the COVID-19 pandemic, including variants, for future periods. However, management anticipates this segment will be profitable in 2022. The uncertainties and the volatility of the commodity grain markets could have a significant impact on this segment’s profitability.

Income from affiliates has increased due to improved results at both STF and Daily’s primarily related to the commodity markets and return of sales volumes post COVID-19 disruptions. In January 2022, the Pork segment sold 50% of its ham-boning operations in Mexico. The Pork segment will continue to sell raw materials for further processing to this affiliate, and earnings from the Mexico operations will be reflected in Income (loss) from affiliates effective in the first quarter of 2022.

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

Operating income for the Pork segment increased $71 million for the year ended December 31, 2020 compared to 2019. The increase was primarily due to lower derivative contract losses, higher pork product sales, lower costs for feed and third-party hogs, more income associated with the federal blender’s credits received, and no expense related to the withdrawal liability from a multi-employer pension fund recorded in 2019, partially offset by higher plant processing costs and lower margins on biodiesel sales.

CT&M Segment

(Millions of dollars)	2021	2020	2019
Net sales	$5,154	$3,994	$3,672
Operating income as reported	$61	$118	$62
Marked-to-market adjustments	7	(15)	5
Operating income excluding marked-to-market adjustments	$68	$103	$67
Income (loss) from affiliates	$18	$(2)	$(5)

Net sales for the CT&M segment increased $1.2 billion for the year ended December 31, 2021 compared to 2020. The increase primarily reflected higher sales prices of most commodities, and to a lesser extent, higher volumes to third-party customers, partially offset by lower volumes to affiliates due to timing of shipments.

Operating income for the CT&M segment decreased $57 million for the year ended December 31, 2021 compared to 2020. The decrease primarily reflected derivative contract losses of $22 million related to the change in mark-to-market adjustments, $18 million of goodwill and property, plant and equipment impairment charges related to plans to dispose of immaterial businesses, and higher selling, general and administrative expenses. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates, the volatility in the commodity markets and the ongoing impacts of the COVID-19 pandemic, including variants, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment in 2022, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $7 million and $5 million in 2021 and 2019, respectively, and lower by $15 million in 2020. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in fair value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing marked-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and therefore, these marked-to-market adjustments could reverse in fiscal 2022. Management believes eliminating these marked-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates increased $20 million for year ended December 31, 2021 compared to 2020 primarily due to improved results from several of this segment’s affiliates related to a return of sales volumes post COVID-19 disruptions.

Net sales for the CT&M segment increased $322 million for the year ended December 31, 2020 compared to 2019. The increase primarily reflected higher volumes of certain commodities for third-party customers, including sales from a business acquired in October 2019, and higher corn, soybean and other commodity prices, partially offset by lower volumes to affiliates.

Operating income for the CT&M segment increased $56 million for the year ended December 31, 2020 compared to 2019. The increase primarily reflected higher margins on third-party sales, including margins for a business acquired in October 2019, from higher prices and volumes, derivative contract gains of $20 million related to the change in mark-to-market adjustments and lower selling, general and administrative expenses.

Marine Segment

(Millions of dollars)	2021	2020	2019
Net sales	$1,396	$1,005	$1,061
Operating income	$197	$21	$4
Income from affiliates	$6	$2	$3

Net sales for the Marine segment increased $391 million for the year ended December 31, 2021 compared to 2020. The increase was primarily the result of an increase in average freight rates due to strong demand and the current global shortage of vessels, and higher cargo volumes. In 2020, cargo volumes were lower due to many of Seaboard Marine’s customers temporarily shutting down due to government orders associated with the COVID-19 pandemic and the recovery of operations taking time.

Operating income for the Marine segment increased $176 million for the year ended December 31, 2021 compared to 2020. The increase was primarily the result of higher voyage revenue, partially offset by higher fuel costs due to the increase in both price and consumption, higher charter hire costs due to increased rates, and higher terminal and intermodal trucking costs related to the increase in cargo volumes. Management cannot predict changes in fuel costs, cargo volumes and cargo rates, the ongoing impacts of the COVID-19 pandemic, including variants, for future periods. However, management anticipates this segment will be profitable in 2022, including consideration of continued high charter hire rates.

Net sales for the Marine segment decreased $56 million for the year ended December 31, 2020 compared to 2019. The decrease was primarily the result of lower cargo volumes, partially offset by higher rates due to a change in cargo mix with more refrigerated containers that generally have a higher freight rate.

Operating income for the Marine segment increased $17 million for the year ended December 31, 2020 compared to 2019. The increase was primarily the result of lower fuel costs due to the decrease in price and consumption and lower other voyage costs and terminal costs related to the reduction in cargo volumes.

Sugar and Alcohol Segment

(Millions of dollars)	2021	2020	2019
Net sales	$123	$106	$121
Operating income (loss)	$2	$2	$(16)
Income from affiliates	$—	$1	$1

Net sales for the Sugar and Alcohol segment increased $17 million for the year ended December 31, 2021 compared to 2020. The increase primarily reflected higher prices and volumes of alcohol sold related to strong demand post the COVID-19 pandemic lockdown, partially offset by lower sugar sales. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar. This segment’s functional currency is the U.S. dollar, which will continue to be effective as long as the Argentine economy is considered highly inflationary.

Operating income for the Sugar and Alcohol segment remained the same for the year ended December 31, 2021 compared to 2020. Higher margins on alcohol sales were primarily offset by lower sugar sales and higher sugar production costs. Management cannot predict local sugar and alcohol prices, the volatility in the currency exchange rate or the ongoing impacts of the COVID-19 pandemic, including variants, for future periods. Based on these conditions, management cannot predict if this segment will be profitable in 2022.

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

Power Segment

(Millions of dollars)	2021	2020	2019
Net sales	$60	$64	$117
Operating income (loss)	$(9)	$3	$27
Income from affiliates	$—	$—	$3

Net sales for the Power segment decreased $4 million for the year ended December 31, 2021 compared to 2020. The decrease primarily reflected lower production related to reduced operations associated with relocating and connecting the existing barge at a new site, temporary fuel constraints and more power generation from lower variable-cost producers, offset by an increase in spot market rates as a result of higher fuel prices. Typically, lower cost power plants are dispatched before those with higher costs.

Operating income for the Power segment decreased $12 million for the year ended December 31, 2021 compared to 2020, primarily due to lower revenues and higher operational costs related to increased fuel, maintenance and labor costs associated with the installation of EDM III. The commercial operations for EDM III are expected to begin in 2022.

Management cannot predict fuel costs, the extent that spot market rates will fluctuate compared to fuel costs or other power producers, or the ongoing impacts of the COVID-19 pandemic, including variants, for future periods. Based on these conditions and the timing of EDM III’s commercial operations, management cannot predict if this segment will be profitable in 2022.

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

Turkey Segment

(Millions of dollars)	2021	2020	2019
Loss from affiliate	$(20)	$(10)	$(21)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball. The increase in loss from affiliate for 2021 compared to 2020 was primarily the result of lower sales volumes and higher live and plant production costs due to increased feed and labor prices, partially offset by higher sales due to increased prices. The decrease in loss from affiliate for 2020 compared to 2019 was primarily the result of higher sales attributable to more whole bird volumes and increased prices related to a stronger sales mix of value-added products sold and less interest expense, partially offset by higher live and production costs. Management is unable to predict market prices for turkey products, the cost of feed or the ongoing impacts of the COVID-19 pandemic, including variants, for future periods. Based on these conditions, management cannot predict if this segment will be profitable in 2022. The uncertainties and the volatility of the commodity grain markets could have a significant impact on this segment’s profitability.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2021 increased $31 million compared to 2020. The increase was primarily the result of higher personnel costs including annual raises and bonuses associated with improved financial performance, more consulting fees associated with legal and other advisory matters, an increase in travel costs as vaccinations became available and bad debt expense. SG&A expenses for the year ended December 31, 2020 decreased $7 million compared to 2019. The decrease was primarily the result of lower costs related to Seaboard’s deferred compensation program, recovery of bad debt expense and lower travel costs and other cost reduction efforts, partially offset by higher personnel costs, which included higher pension settlement charges in 2020. The deferred compensation program costs are offset by the effect of the mark-to-market on investments recorded in other investment income (loss).

Interest Expense

Interest expense totaled $13 million, $19 million and $36 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in interest expense for 2021 compared to 2020 primarily related to mark-to-market fluctuations on interest rate swap agreements and lower interest rates on outstanding debt, partially offset by less capitalized interest related to capital expenditure investments. The decrease in interest expense for 2020 compared to 2019 was primarily related to lower interest rates on outstanding debt and increased capitalized interest.

Interest Income

Interest income totaled $22 million, $22 million and $30 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest income primarily includes interest earned on debt securities.

Other Investment Income (Loss), Net

Other investment income (loss), net totaled $133 million, $84 million and $225 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in other investment income for 2021 compared to 2020 primarily reflected realized gains on short-term investments, partially offset by mark-to-market losses on short-term investments. The decrease in other investment income for 2020 compared to 2019 was primarily due to mark-to-market fluctuations on short-term investments.

Foreign Currency Gains (Losses), Net

Foreign currency gains (losses), net totaled $16 million, $(31) million and $0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in foreign currency gains for 2021 compared to 2020 primarily reflected gains in the euro, Zambian kwacha and South African rand, among fluctuations of other currency exchange rates in several foreign countries. The decrease in foreign currency gains for 2020 compared to 2019 primarily reflected losses in the euro, Zambian kwacha and South African rand, among fluctuations of other currency exchange rates in several foreign countries.

Income Tax Expense

The 2021 effective tax rate was higher than the 2020 effective tax rate primarily due to increased earnings which decreased the proportional effect of tax credits available to offset the associated income tax. The 2020 effective tax rate was higher than the 2019 effective tax rate primarily due to decreased tax-exempt income and federal investment tax credits, partially offset by a decrease in foreign tax expense related to a change in the mix of domestic and foreign earnings as compared to the prior year. See Note 12 to the consolidated financial statements for further information on Seaboard’s income taxes.

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

Accrued Pension Liability – The measurement of Seaboard’s pension liability and related expense is dependent on a variety of assumptions and estimates regarding future events. These assumptions include discount rates, assumed rate of return on plan assets, compensation increases, mortality rates and retirement rates. The discount rate and return on plan assets are important elements of liability and expense measurement and are reviewed on an annual basis. The effect of decreasing both the discount rate and assumed rate of return on plan assets by 50 basis points would be an increase in pension expense of approximately $4 million per year. The effects of actual results differing from the assumptions (i.e. gains or losses) are primarily accumulated in accrued pension liability and amortized over future periods if it exceeds the 10% corridor and, therefore, could affect Seaboard’s recognized pension expense in such future periods, as permitted under GAAP. See Note 9 to the consolidated financial statements for discussion of the pension rates and assumptions.

Income Taxes – Income taxes are determined by management based on current tax regulations in the various worldwide taxing jurisdictions in which Seaboard conducts its business. In various situations, accruals have been made for estimates of the tax effects for certain transactions, business structures, the estimated reversal of timing differences and future projected profitability of Seaboard’s various business units based on management’s interpretation of existing facts, circumstances and tax regulations. Should new evidence come to management’s attention that could alter previous conclusions, if tax laws change or if taxing authorities disagree with the positions taken by Seaboard, the change in estimate could result in a material adverse or favorable impact on the financial statements. An increase in the future U.S. federal income tax rate of 5% would increase tax expense on the reversal of timing differences by approximately $23 million as a one-time adjustment, which would be fully reflected in the period of enactment.

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

Equity price risk is the risk that Seaboard may incur losses due to adverse changes in the market prices of the equity securities it holds in its short-term investment portfolio. Market prices for equity securities are subject to fluctuation and may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. As of December 31, 2021 and 2020, the fair value of Seaboard’s marketable equity securities was approximately $665 million and $835 million, respectively.

The following table presents the sensitivity of the fair value of Seaboard’s derivatives to a hypothetical 10% change in market prices, interest rates and foreign exchange rates as of December 31, 2021 and 2020. The fair value is calculated for each item by valuing each net position at quoted market prices as of the applicable date.

(Millions of dollars)	December 31, 2021	December 31, 2020
Grains and oilseeds	$4	$9
Vegetable oils	1	3
Energy related resources	4	—
Equity prices	67	84
Foreign currencies	18	13
Interest rates	—	2

The table below provides information about Seaboard’s long-term debt that is sensitive to changes in interest rates. For this variable-rate debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Interest rates disclosed on variable-rate debt represent the weighted-average rates as of December 31, 2021.

(Millions of dollars)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt:
Variable rate	$8	$7	$7	$7	$7	$642	$678
Weighted average interest rate	2.12%	1.73%	1.73%	1.73%	1.73%	1.73%	1.73%

Long-term debt sensitive to changes in interest rates as of December 31, 2020 totaled $687 million with a weighted average interest rate of 1.80%.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Seaboard Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Sufficiency of audit evidence over net sales

As described in Note 13 to the consolidated financial statements, the Company earned $9.2 billion of net sales in 2021. Net sales were primarily generated by the Company’s Pork, Commodity, Trading and Milling, Marine, Sugar and Alcohol, and Power operations, which were dispersed over numerous countries. We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required auditor judgment due to the geographical dispersion of net sales. Furthermore, given the disaggregation of local management and language differences between locations, our audit team consisted of auditors located in multiple countries around the world.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the nature and amounts of the Company’s net sales at its various locations and applied auditor judgment to determine the locations at which procedures were to be performed. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s net sales process, including controls related to the recognition and consolidation of global net sales amounts. We tested samples of individual net sales transactions by comparing the amounts recognized by the Company to relevant underlying documentation such as purchase orders, contractual arrangements, and delivery documents, as applicable. In addition, we evaluated the sufficiency of audit evidence obtained over net sales by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

We have served as the Company’s auditor since 1959.

Kansas City, Missouri

February 15, 2022

SEABOARD CORPORATION

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Millions of dollars except share and per share amounts)	2021	2020	2019
Net sales:
Products (includes sales to affiliates of $1,396, $1,125 and $1,346)	$7,714	$5,993	$5,610
Services revenues (includes sales to affiliates of $20, $21 and $18)	1,445	1,058	1,104
Other	70	75	126
Total net sales	9,229	7,126	6,840
Cost of sales and operating expenses:
Products	7,223	5,580	5,316
Services	1,124	915	989
Other	64	57	89
Total cost of sales and operating expenses	8,411	6,552	6,394
Gross income	818	574	446
Selling, general and administrative expenses	360	329	336
Operating income	458	245	110
Other income (expense):
Interest expense	(13)	(19)	(36)
Interest income	22	22	30
Income (loss) from affiliates	7	(18)	(41)
Other investment income, net	133	84	225
Foreign currency gains (losses), net	16	(31)	—
Miscellaneous, net	13	3	2
Total other income, net	178	41	180
Earnings before income taxes	636	286	290
Income tax expense	(65)	(3)	(3)
Net earnings	$571	$283	$287
Less: Net income attributable to noncontrolling interests	(1)	—	—
Net earnings attributable to Seaboard	$570	$283	$287

Earnings per common share	$490.36	$244.21	$246.62
Average number of shares outstanding	1,160,779	1,161,526	1,165,758

Other comprehensive income (loss), net of income tax benefit (expense) of $(8), $3 and $4:
Foreign currency translation adjustment	8	(7)	(20)
Unrecognized pension cost	31	(23)	(10)
Other comprehensive income (loss), net of tax	$39	$(30)	$(30)
Comprehensive income	610	253	257
Less: Comprehensive income attributable to noncontrolling interests	(1)	(1)	—
Comprehensive income attributable to Seaboard	$609	$252	$257

See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Balance Sheets

	December 31,
(Millions of dollars except share and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$75	$76
Short-term investments	1,416	1,465
Receivables, net	762	532
Inventories	1,663	1,178
Other current assets	131	103
Total current assets	4,047	3,354
Property, plant and equipment, net	1,892	1,582
Operating lease right of use assets, net	496	390
Investments in and advances to affiliates	651	698
Goodwill	163	167
Other intangible assets, net	45	54
Other non-current assets	209	154
Total assets	$7,503	$6,399
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$516	$222
Current maturities of long-term debt	8	55
Accounts payable (includes $1 and $7 to affiliates)	404	276
Accrued compensation and benefits	143	110
Deferred revenue (includes $24 and $38 to affiliates)	108	89
Operating lease liabilities	171	111
Accrued voyage costs	60	68
Other current liabilities	142	145
Total current liabilities	1,552	1,076
Long-term debt, less current maturities	708	707
Long-term operating lease liabilities	360	318
Accrued pension liability	131	179
Deferred income taxes	99	103
Other liabilities	219	188
Total non-current liabilities	1,517	1,495
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2021 and in 2020	1	1
Accumulated other comprehensive loss	(432)	(471)
Retained earnings	4,847	4,287
Total Seaboard stockholders’ equity	4,416	3,817
Noncontrolling interests	18	11
Total equity	4,434	3,828
Total liabilities and stockholders’ equity	$7,503	$6,399
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Changes in Equity

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, January 1, 2019	$1	$(410)	$3,770	$11	$3,372
Comprehensive income:
Net earnings	—	—	287	—	287
Other comprehensive loss, net of tax	—	(30)	—	—	(30)
Repurchase of common stock	—	—	(17)	—	(17)
Reduction to noncontrolling interests	—	—	—	(1)	(1)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2019	1	(440)	4,030	10	3,601
Adoption of new accounting standard (See Note 1)	—	—	(3)	—	(3)
Comprehensive income:
Net earnings	—	—	283	—	283
Other comprehensive loss, net of tax	—	(31)	—	1	(30)
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2020	1	(471)	4,287	11	3,828
Comprehensive income:
Net earnings	—	—	570	1	571
Other comprehensive income, net of tax	—	39	—	—	39
Additions to noncontrolling interests	—	—	—	6	6
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2021	$1	$(432)	$4,847	$18	$4,434

See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Cash Flows

	Years ended December 31,
(Millions of dollars)	2021	2020	2019
Cash flows from operating activities:
Net earnings	$571	$283	$287
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	178	172	138
Deferred income taxes	(12)	11	(53)
Loss (income) from affiliates	(7)	18	41
Dividends received from affiliates	44	20	10
Other investment income, net	(133)	(84)	(225)
Other, net	43	(22)	(4)
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance	(228)	104	(84)
Inventories	(462)	(99)	(158)
Other assets	(20)	(10)	27
Accounts payable	117	(99)	114
Other liabilities, exclusive of debt	1	(3)	78
Net cash from operating activities	92	291	171
Cash flows from investing activities:
Purchase of short-term investments	(2,031)	(739)	(1,026)
Proceeds from sale of short-term investments	2,202	791	973
Proceeds from maturity of short-term investments	26	47	185
Capital expenditures	(460)	(259)	(349)
Proceeds from sale of property, plant and equipment	39	4	8
Proceeds from sale of non-consolidated affiliate	—	—	24
Acquisition of businesses	(7)	(27)	(7)
Investments in and advances to affiliates, net	(1)	(8)	(21)
Principal payments received on notes receivable	21	—	3
Purchase of long-term investments	(98)	(47)	(38)
Other, net	7	(24)	(5)
Net cash from investing activities	(302)	(262)	(253)
Cash flows from financing activities:
Uncommitted lines of credit, net	135	(18)	34
Draws under committed lines of credit	672	290	100
Repayments of committed lines of credit	(515)	(290)	(100)
Proceeds from long-term debt	—	37	43
Principal payments of long-term debt	(55)	(69)	(35)
Repurchase of common stock	—	(13)	(17)
Dividends paid	(10)	(10)	(10)
Other, net	(14)	(9)	(4)
Net cash from financing activities	213	(82)	11
Effect of exchange rate changes on cash and cash equivalents	(4)	4	2
Net change in cash and cash equivalents	(1)	(49)	(69)
Cash and cash equivalents at beginning of year	76	125	194
Cash and cash equivalents at end of year	$75	$76	$125
See accompanying notes to consolidated financial statements.

Note 1 − Summary of Significant Accounting Policies

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

Foreign Currency Transactions and Translation

Seaboard has operations in several foreign countries, and the currencies of the countries fluctuate in relation to the U.S. dollar, resulting in exchange gains and losses. Certain Commodity Trading and Milling (“CT&M”) segment consolidated subsidiaries located in Brazil, Canada, Guyana, Ivory Coast, Senegal, South Africa and Zambia use local currency as their functional currency. Also, certain non-controlled, non-consolidated affiliates of the CT&M and Sugar and Alcohol segments use local currency as their functional currency. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates, and income and expenses are translated at average rates. Translation gains and losses are recorded as components of other comprehensive income (loss).

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100%. In mid-2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation in that country exceeded 100%. As a result, Seaboard adopted highly inflationary accounting as of July 1, 2018 for Seaboard’s Sugar and Alcohol segment. Under highly inflationary accounting, the Sugar and Alcohol segment’s functional currency became the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities are reflected in foreign currency gains (losses), net. For the years ended December 31, 2021, 2020 and 2019, Seaboard recognized $(1) million, $1 million and $(3) million, respectively, in foreign currency gains (losses) related to the adoption of highly inflationary accounting.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, management considers all demand deposits, overnight investments and other investments with original maturities less than three months as cash equivalents.

Supplemental Cash Flow Information

The amounts paid for interest and income taxes are as follows:

	Years ended December 31,
(Millions of dollars)	2021	2020	2019
Interest, net of interest capitalized	$10	$16	$36
Income taxes, net of refunds	104	55	31

The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right of use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the consolidated statements of cash flows.

	Twelve months ended
	December 31,
(Millions of dollars)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$166	$142	$137
Operating cash flows from finance leases	5	4	1
Financing cash flows from finance leases	14	7	2
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$244	$62	$95
Finance leases	54	50	46

Other non-cash activities were related to the non-cash consideration paid in the acquisitions discussed further in Note 13 and capital expenditures of $5 million included in accounts payable.

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

Accounts Receivable

The following table presents the components of Seaboard’s receivables as of December 31, 2021 and 2020:

	December 31,
Millions of dollars	2021	2020
Receivables:
Trade	$553	$381
Due from affiliates	128	111
Other	112	68
Total receivables	793	560
Allowance for credit losses	(31)	(28)
Net receivables	$762	$532

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Power segment, however, collects interest on certain past due accounts, and the CT&M segment provides extended payment terms for certain customers in certain countries due to local market conditions.

The allowance for credit losses is Seaboard’s best estimate of the amount of probable credit losses using the current expected credit loss model. This model estimates the lifetime of expected credit loss based on historical experience, current conditions and reasonable supportable forecasts. Changes in estimates, developing trends and other new information can have a material effect on future evaluations. As of December 31, 2021 and 2020, Seaboard had gross foreign receivables of approximately $578 million and $410 million, respectively, which generally represent more of a collection risk than the domestic receivables, although as of December 31, 2021 no individual material amounts were deemed to have a heightened risk of collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The activity within the allowance for credit losses was as follows:

	Balance at	Transition			Balance at
(Millions of dollars)	beginning of year	Adjustment(a)	Provision(b)	Net deductions(c)	end of year
Allowance for Credit Losses:
Year Ended December 31, 2021	$28	—	5	(2)	$31
Year Ended December 31, 2020	$28	3	—	(3)	$28
Year Ended December 31, 2019	$33	—	5	(10)	$28

(a)  Adjustment made upon adoption of new guidance to retained earnings.

(b)  Provision amounts are charged to selling, general and administrative expenses.

(c)  Includes write-offs net of recoveries, foreign currency translation adjustments and other adjustments.

Notes Receivable

Notes receivable are included in other receivables, if current, and other non-current assets, if long-term. Seaboard monitors the credit quality of notes receivable, the majority of which are from its affiliates, using the current expected credit loss model as well. For notes receivable from affiliates, Seaboard obtains and reviews financial information monthly and inquires of Seaboard representatives that serve on their Board of Directors.

The activity within the allowance for notes receivable was as follows:

	Balance at			Balance at
(Millions of dollars)	beginning of year	Provision	Net deductions	end of year
Allowance for Notes Receivable:
Year Ended December 31, 2021	$17	1	—	$18
Year Ended December 31, 2020	$17	—	—	$17
Year Ended December 31, 2019	$17	—	—	$17

Inventories

Grain, flour and feed inventories at the CT&M segment’s foreign milling operations are valued at the lower of weighted average cost and net realizable value (“NRV”). All other inventories are valued at the lower of first-in, first-out (“FIFO”) cost and NRV. In determining NRV, management makes assumptions regarding estimated sales prices, estimated costs to complete and estimated disposal costs. Changes in future market prices or facts and circumstances could result in a material write down in the value of inventory or decreased future margins on the sale of inventory.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are being depreciated on the straight-line method over useful lives, ranging from 3 to 30 years. Property, plant and equipment under finance leases are stated at the present value of minimum lease payments and subsequently amortized using the straight-line method over the earlier of the end of its useful life or the end of the lease term. Routine and planned major maintenance, repairs and minor renewals are expensed as incurred, while major renewals and improvements are capitalized. Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fourth quarter of 2021, management committed to a plan to dispose of an immaterial CT&M business, which resulted in an impairment of $14 million, primarily foreign currency translation adjustments.

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

Equity Method Investments

Investments in non-controlled affiliates where Seaboard has significant influence are accounted for by the equity method. For the CT&M segment, these investments are primarily in foreign countries, which are less developed than the U.S., and therefore, expose Seaboard to greater financial risks. At certain times when there are ongoing losses, local economies are depressed, commodity-based markets are less stable or foreign governments cause challenging business conditions, the fair value of the equity method investments is evaluated by management. The fair value of these investments is not readily determinable as almost all of these investments are not publicly traded. Management will use other methods to determine fair value such as estimated future cash flows, including assumptions on growth rates, for the business and consideration of other local business conditions as applicable.

Goodwill and Other Intangible Assets

Goodwill is assessed annually for impairment by each reporting unit at the quarter end closest to the anniversary date of the initial acquisition, or more frequently if circumstances indicate that impairment is likely. Any one event or a combination of events such as change in the business climate, a negative change in relationships with significant customers and changes to strategic decisions, could require an interim assessment prior to the next required annual assessment. If qualitative factors indicate more likely than not an impairment is possible, Seaboard performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. During the year ended December 31, 2021, certain immaterial reporting units recorded a total of $4 million of impairment charges. Based on the annual qualitative assessments conducted by the remaining reporting units, there were no other impairment charges recorded.

The changes in the carrying amount of goodwill were as follows:

	Pork	CT&M
(Millions of dollars)	Segment	Segment	Total
Balance as of December 31, 2019	$18	$146	$164
Acquisition	—	4	4
Foreign currency translation	—	(1)	(1)
Balance as of December 31, 2020	18	149	167
Impairment	—	(4)	(4)
Balance as of December 31, 2021	$18	$145	$163

Separable intangible assets with finite lives are amortized over their estimated useful lives and evaluated for impairment similar to property, plant and equipment discussed above. The gross carrying amount and accumulated amortization for finite-lived intangible were as follows:

	December 31, 2021			December 31, 2020
	Customer	Trade		Customer	Trade
(Millions of dollars)	relationships	names	Total	relationships	names	Total
Gross carrying amount	$51	$28	$79	$51	$28	$79
Accumulated amortization and currency translation	(22)	(12)	(34)	(16)	(9)	(25)
Net carrying amount	$29	$16	$45	$35	$19	$54

Amortization of intangible assets was $9 million and $8 million for the years ended December 31, 2021 and 2020, respectively. Using the exchange rates in effect at year-end, estimated amortization of intangible assets as of December 31, 2021 is $9 million each year for the next five years.

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

	Years ended December 31,
(Millions of dollars)	2021	2020
Beginning balance	$27	$25
Accretion expense	1	2
Liability for additional lagoons	1	—
Ending balance	$29	$27

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

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The CT&M segment requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a ship is on the water and has not arrived at the designated port. Deferred revenue balances are reduced when revenue is recognized. The deferred revenue balance as of December 31, 2020 was recognized as revenue during the first quarter of 2021.

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

From time to time, Seaboard uses derivative instruments to manage various types of market risks, including primarily commodity futures and option contracts, foreign currency exchange agreements, interest rate exchange agreements and equity future contracts. While management believes each of these instruments are primarily entered into in order to effectively manage various market risks, as of December 31, 2021, none of the derivatives were designated and accounted for as hedges, primarily as a result of the extensive record-keeping requirements.

Research and Development

Seaboard conducts continuous research and development activities to develop new products and to improve existing products and processes. Seaboard incurred research and development expenses of $191 million, $134 million and $143 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Note 2 − Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	December 31,
(Millions of dollars)	2021	2020
Domestic debt securities	$542	$496
Domestic equity securities	472	702
Foreign equity securities	193	133
Foreign debt securities	133	68
Money market funds held in trading accounts	59	47
Other trading securities	17	19
Total trading short-term investments	$1,416	$1,465

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $12 million, $74 million and $176 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Seaboard had $46 million and $29 million of short-term investments denominated in foreign currencies, primarily euros, as of December 31, 2021 and 2020, respectively.

Seaboard had long-term investments of $156 million and $87 million as of December 31, 2021 and 2020, respectively, primarily in a business development company (“BDC”), real estate and renewable energy facilities. The BDC investment is included in the fair value hierarchy table in Note 10 and the other investments are primarily accounted for under the equity method of accounting. Long-term investments are classified in other non-current assets on the consolidated balance sheets.

Note 3 − Inventories

The following table is a summary of inventories:

	December 31,
(Millions of dollars)	2021	2020
At lower of FIFO cost and NRV:
Hogs and materials	$489	$437
Pork products and materials	64	46
Grains, oilseeds and other commodities	634	380
Biofuels and related credits	147	72
Sugar produced and in process	21	24
Other	71	61
Total inventories at lower of FIFO cost and NRV	1,426	1,020
Grain, flour and feed at lower of weighted average cost and NRV	237	158
Total inventories	$1,663	$1,178

Note 4 − Property, Plant and Equipment

The following table is a summary of property, plant and equipment:

	Useful				December 31,
(Millions of dollars)	Lives				2021	2020
Land and improvements	3	-	15	years	$285	$268
Buildings and improvements			30	years	739	712
Machinery and equipment	3	-	20	years	1,445	1,367
Vessels and vehicles	3	-	18	years	214	158
Office furniture and fixtures			5	years	45	43
Contract growers	5	-	15	years	118	93
Construction in progress					613	389
Total property, plant and equipment					3,459	3,030
Accumulated depreciation and amortization					(1,567)	(1,448)
Net property, plant and equipment					$1,892	$1,582

Finance lease ROU assets are included in property, plant and equipment and comprise all of the contract growers’ asset category, with the remaining balance in vessels, machinery and equipment, buildings and land. Finance lease ROU assets were $128 million and $92 million, net of $29 million and $12 million in accumulated amortization as of December 31, 2021 and 2020, respectively.

Seaboard’s capitalized interest on construction in progress was $7 million and $10 million for the years ended December 31, 2021 and 2020, respectively.

Note 5 − Leases

Seaboard’s operating leases are primarily for ports, vessels, contract grower assets, and to a lesser extent, land, buildings and machinery and equipment. Seaboard’s finance leases are primarily for contract grower assets. Seaboard’s Marine segment leases its Miami, Florida terminal, among other ports. The Marine and CT&M segments lease vessels for use in operations. The Pork segment has contract grower agreements in place with farmers to raise a portion of Seaboard’s hogs using the farmer’s buildings, land and equipment. Seaboard’s non-lease components are primarily for services related to labor associated with caring for hogs in its contract grower agreements and crew services on vessel charter arrangements.

As of December 31, 2021, the weighted average remaining lease term for Seaboard’s operating and finance leases was approximately four years and seven years, respectively. Seaboard’s lease terms vary depending upon the class of asset and some leases include options to extend or terminate. Since Seaboard is not reasonably certain to exercise these renewal or termination options, the options are not considered in determining the lease term and associated potential option payments or penalties are excluded from lease payments.

Seaboard’s operating lease assets and liabilities are reported separately in the consolidated balance sheet. The classification of Seaboard’s finance leases in the consolidated balance sheet as of December 31, 2021 and 2020, respectively, was as follows:

(Millions of dollars)		2021	2020
Finance lease right of use assets, net	Property, plant and equipment, net	$128	$92
Finance lease liabilities	Other current liabilities	23	10
Non-current finance lease liabilities	Other liabilities	104	78

The components of lease cost were as follows:

(Millions of dollars)	2021	2020
Operating lease cost	$162	$145
Finance lease cost:
Amortization of right of use assets	17	9
Interest on lease liabilities	5	4
Variable lease cost	20	8
Short-term lease cost	27	25
Sublease income	(8)	(6)
Total lease cost	$223	$185

Operating lease cost and short-term lease cost are recognized on a straight-line basis over the lease term. Finance lease cost is recognized based on the effective interest method for the lease liability and straight-line amortization of the ROU asset. Variable lease payments are recognized when the circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are primarily for payments in excess of minimums with regards to throughput of shipping containers and changes in indexed charter-hire rates. Short-term leases are primarily for containers and vessels at Seaboard’s Marine segment. Lease cost is included in various line items in the consolidated statements of comprehensive income or capitalized to inventory. Rental expense for leases with terms of a month or less are excluded from the total lease cost above.

Maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating	Finance
(Millions of dollars)	Leases	Leases
2022	$190	$27
2023	151	27
2024	79	25
2025	52	17
2026	47	12
Thereafter	84	43
Total undiscounted lease payments	603	151
Less imputed interest	(72)	(24)
Total lease liability	$531	$127

Seaboard’s weighted average discount rate for operating and finances leases was 5.37% and 4.16%, respectively, as of December 31, 2021. There were estimates and judgments made in determining Seaboard’s multiple discount rates based on term, country and currency, including developing a secured credit rating and spreading market yield data across maturities and country risk-free rates.

Note 6 − Equity Method Investments

Seaboard has several investments in and advances to non-controlled, non-consolidated affiliates that are all accounted for using the equity method of accounting. Financial information from certain foreign affiliates is reported on a one- to three-month lag, depending on the specific entity. By segment, combined condensed financial information of the respective affiliates is included in the tables below.

	Investments in and		Income (Loss)
	Advances to Affiliates		from Affiliates
	December 31,		Years ended December 31,
(Millions of dollars)	2021	2020	2021	2020	2019
Pork	$142	$172	$3	$(9)	$(22)
CT&M	224	222	18	(2)	(5)
Marine	33	30	6	2	3
Sugar and Alcohol	4	6	—	1	1
Power	3	3	—	—	3
Turkey	245	265	(20)	(10)	(21)
Segment/Consolidated Totals	$651	$698	$7	$(18)	$(41)

The Pork segment has noncontrolling interests in Daily’s Premium Meats, LLC (“Daily’s”) (50%) and Seaboard Triumph Foods, LLC (“STF”) (50%). Daily’s produces and markets raw and pre-cooked bacon. STF operates a pork processing plant. Seaboard’s Pork segment supplies raw materials to both of these facilities for processing and provides marketing services to STF for its pork products. Beginning in 2022, Daily’s and STF will supply feedstock to the renewable diesel operations. In January 2022, the Pork segment sold 50% of its ham-boning operations in Mexico. The Pork segment will continue to sell raw materials for further processing to this affiliate, and earnings from the Mexico operations will be reflected in Income (loss) from affiliates effective in the first quarter of 2022.

Pork Segment	December 31,
(Millions of dollars)	2021	2020	2019
Net sales	$2,010	$1,543	$1,453
Net income (loss)	$5	$(18)	$(43)
Total assets	$584	$586	$639
Total liabilities	$302	$245	$277
Total equity	$282	$341	$362

The CT&M segment has noncontrolling interests in foreign businesses conducting flour, maize and feed milling, baking operations, poultry production and processing, and agricultural commodity trading. As of December 31, 2021, the location and percentage ownership of CT&M’s affiliates were as follows: Botswana (50%), Democratic Republic of Congo (50%), Gambia (50%), Kenya (46.92%-49%), Lesotho (50%), Mauritania (50%), Morocco (11.96%-17.86%), Nigeria (25%-48.33%), Senegal (49%), South Africa (50%), Tanzania (49%), Uganda (49%) and Zambia (49%) in Africa; Colombia (40%-42%), Ecuador (25%-50%), Guyana (50%), and Peru (50%) in South America; Jamaica (50%) and Haiti (23.33%) in the Caribbean; Turkey (25%) in Europe; and Canada (45%) and the U.S. (40%) in North America. As of December 31, 2021, the CT&M segment’s carrying value of certain investments in affiliates was more than its share of the affiliates’ book value by $53 million. The excess is attributable primarily to the valuation of property, plant and equipment and intangible assets. Certain basis adjustments are being amortized to income (loss) from affiliates over the remaining life of the assets. Seaboard’s CT&M segment supplies commodities to the majority of its equity method milling affiliates.

CT&M Segment	December 31,
(Millions of dollars)	2021	2020	2019
Net sales	$2,766	$2,482	$3,129
Net income (loss)	$47	$(2)	$(12)
Total assets	$1,798	$1,745	$1,697
Total liabilities	$1,199	$1,185	$1,075
Total equity	$599	$560	$622

The Marine segment has noncontrolling interests in businesses that primarily own cargo terminal operations in the Caribbean (16.71%- 22.07%). These affiliates provide terminal and stevedoring services to the Marine segment. As of December 31, 2021, the Marine segment’s carrying value of certain investments in affiliates was less than its share of the affiliates’ book value by $33 million. The difference is attributable primarily to the valuation of property, plant and equipment and impairments taken by Seaboard, but not the respective entity. Certain basis adjustments are being amortized to income (loss) from affiliates over the remaining life of the assets.

Marine Segment	December 31,
(Millions of dollars)	2021	2020	2019
Net sales	$74	$66	$70
Net income	$27	$8	$12
Total assets	$245	$253	$269
Total liabilities	$88	$98	$107
Total equity	$157	$155	$162

The Sugar and Alcohol segment has noncontrolling interests in two sugar-related businesses in Argentina (50%).

Sugar and Alcohol Segment	December 31,
(Millions of dollars)	2021	2020	2019
Net sales	$6	$7	$10
Net income	$—	$1	$3
Total assets	$8	$14	$13
Total liabilities	$1	$2	$2
Total equity	$7	$12	$11

The Power segment has noncontrolling interests in two energy-related businesses in the Dominican Republic (45% and 50%). In September 2019, Seaboard’s Power segment sold its 29.9% noncontrolling interest in a Dominican Republic electricity generation facility for $23 million cash, net of $1 million in selling expenses and taxes.

Power Segment	December 31,
(Millions of dollars)	2021	2020	2019
Net sales	$1	$1	$143
Net income	$1	$—	$10
Total assets	$12	$12	$11
Total liabilities	$5	$6	$4
Total equity	$7	$6	$7

The Turkey segment represents Seaboard’s 50% noncontrolling interest in Butterball. Within total assets, Butterball had trade name intangible assets of $111 million and goodwill of $66 million as of December 31, 2021.

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

Turkey Segment	December 31,
(Millions of dollars)	2021	2020	2019
Net sales	$1,792	$1,675	$1,612
Operating loss	$(34)	$(6)	$(20)
Net loss	$(38)	$(20)	$(40)
Total assets	$991	$993	$1,038
Total liabilities	$517	$481	$507
Total equity	$474	$512	$531

Note 7 − Debt

Lines of Credit

The outstanding balances under uncommitted lines of credit was $359 million and $222 million as of December 31, 2021 and 2020, respectively. Of the outstanding balance as of December 31, 2021, $218 million was denominated in foreign currencies, with $177 million denominated in the South African rand and the remaining in various other currencies. Of the outstanding balance as of December 31, 2020, $142 million was denominated in foreign currencies, with $106 million denominated in the South African rand and the remaining in various other currencies. The uncommitted lines of credit are unsecured and do not require compensating balances.

As of December 31, 2021, Seaboard had a committed $250 million line of credit secured by certain short-term investments maturing September 30, 2022. Draws bear interest based on LIBOR plus a spread. There was $157 million outstanding under committed lines of credit as of December 31, 2021 and no balance outstanding as of December 31, 2020.

The weighted average interest rate for outstanding lines of credit was 2.71% and 3.89% as of December 31, 2021 and 2020, respectively.

Long-term Debt

The following table is a summary of long-term debt:

	December 31,
(Millions of dollars)	2021	2020
Term Loans due 2028	$677	$684
Foreign subsidiary obligations	1	49
Other long-term debt	39	30
Total debt at face value	717	763
Current maturities and unamortized discount and costs	(9)	(56)
Long-term debt, less current maturities and unamortized discount and costs	$708	$707

In 2018, Seaboard Foods LLC entered into an Amended and Restated Term Loan Credit Agreement (“Credit Agreement”) with CoBank, ACB, Farm Credit Services of America, PCA, and the lenders party thereto for a $700 million unsecured term loan (“Term Loan”). The Term Loan provides for quarterly payments of the principal balance pursuant to the revised amortization schedule set forth in the Credit Agreement, with the balance due on the maturity date of September 25, 2028. The Term Loan bears interest at fluctuating rates based on various margins over a Base Rate, LIBOR or a Quoted Rate, at the option of the borrower. The interest rate was 1.73% and 1.77% as of December 31, 2021 and 2020, respectively. The Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on the incurrence of indebtedness over a certain threshold, ability to make certain acquisitions, investments and asset dispositions and aggregate dividend payments.

Foreign subsidiary obligations as of December 31, 2020, included a $46 million euro-denominated note payable due to the sellers related to a 2018 acquisition. This note payable was repaid in January 2021.

In conjunction with the purchase of certain equipment during 2021, $9 million of secured, other long-term debt was assumed. The loan agreement incurs a fixed interest rate of 5.60% and matures in August 2037. In December 2020, Seaboard received a $30 million note that incurs a fixed interest rate of 1.28% and matures in 2027.

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of December 31, 2021.

The aggregate minimum principal payments required on long-term debt as of December 31, 2021 were as follows: $8 million in 2022, $7 million in 2023, $7 million in 2024, $7 million in 2025, $7 million in 2026 and $681 million thereafter.

Note 8 − Commitments and Contingencies

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

In 2021 and 2022, additional standalone plaintiffs filed similar actions in other federal courts throughout the country, several of which name Seaboard Corporation as a defendant. These actions have been or are expected to be conditionally transferred to Minnesota for pretrial proceedings pursuant to an order by the Judicial Panel on Multidistrict Litigation.

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

On March 20, 2018, the bankruptcy trustee (the “Trustee”) for Cereoil Uruguay S.A. (“Cereoil”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018 naming as parties Seaboard Corporation and its subsidiaries, Seaboard Overseas Limited (“SOL”) and Seaboard Uruguay Holdings Ltd. (“Seaboard Uruguay”). Seaboard Corporation has a 45% indirect ownership of Cereoil. The suit seeks an order requiring Seaboard Corporation, SOL and Seaboard Uruguay to reimburse Cereoil the amount of $22 million, contending that deliveries of soybeans to SOL pursuant to purchase agreements should be set aside as fraudulent conveyances. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and its two subsidiaries could be ordered to pay the amount of $22 million plus interest. Any award in this case would offset against any award in the additional case described below filed by the Trustee on April 27, 2018.

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

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018 naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing lists total liabilities of $29 million and assets of $15 million. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and the other Cereoil Defendants could be ordered to pay the amount of the net indebtedness of Nolston, which based on the bankruptcy schedules, asset sales and removal of duplicative claims, is estimated to be approximately $8 million. In addition, in the event of an adverse ruling, the Bankruptcy Court of First Instance could order payment of the Trustee’s professional fees, interest, and other expenses.

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. In the opinion of management, the ultimate resolution of these items is not expected to have a material adverse effect on the condensed consolidated financial statements of Seaboard.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. As of December 31, 2021, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as management considers the likelihood of loss to be remote.

Commitments

As of December 31, 2021, Seaboard had various non-cancelable commitments under contractual agreements:

	Years ended December 31,
(Millions of dollars)	2022	2023	2024	2025	2026	Thereafter	Totals
Hog procurement contracts (a)	$129	$94	$92	$95	$82	$22	$514
Grain and feedstock commitments (b)	424	250	152	24	18	—	868
Grain purchase contracts for resale (c)	1,022	3	—	—	—	—	1,025
Fuel supply contracts (d)	87	55	69	79	91	373	754
Capital expenditures (e)	221	17	89	—	—	—	327
Other commitments	177	4	4	3	3	24	215
Total unrecognized non-cancelable commitments	$2,060	$423	$406	$201	$194	$419	$3,703
(a)	The Pork segment has contracted with third parties for the purchase of hogs to support its operations. The amounts are based on projected market prices as of December 31, 2021. During 2021, 2020 and 2019, the Pork segment paid $145 million, $108 million and $121 million, respectively, for hogs purchased under committed contracts.
(b)	The Pork segment enters into grain purchase and feedstock contracts to support its operations. For variable costs, the amounts are based on projected commodity prices as of December 31, 2021.
(c)	The CT&M segment enters into grain purchase contracts, primarily to support firm sales commitments. The amounts are based on projected commodity prices as of December 31, 2021.
(d)	The Power segment has a natural gas supply contract for a significant portion of the fuel required for the barge under construction. Also, the Marine segment has a fuel supply agreement to purchase natural gas for the vessels under construction. The variable price components are based on market prices as of December 31, 2021.
(e)	The capital expenditures are primarily for the Marine segment’s purchase of two vessels in 2022 and construction of three vessels with expected delivery in 2024, based on contracts. The biogas recovery and other projects in the Pork segment are based on commitments per respective contracts.

Note 9 − Employee Benefits

Seaboard has qualified defined benefit pension plans for its domestic salaried and clerical employees that were hired before January 1, 2014. Benefits are generally based upon the number of years of service and a percentage of final average pay. Seaboard did not make any contributions in 2021 and 2020 and currently does not plan on making any contributions in 2022 to qualified plans.

Seaboard also sponsors non-qualified, unfunded supplemental executive plans. Management has no plans to provide funding for these supplemental executive plans in advance of when the benefits are paid.

Pursuant to Seaboard’s investment policy for qualified pension plans, assets are invested to achieve a diversified target allocation of approximately 50% in domestic equities, 25% in international equities, 20% in fixed income securities and 5% in alternative investments. The investment strategy is periodically reviewed by management for adherence to policy and performance. The following tables show the qualified plans’ assets measured at estimated fair value as of December 31, 2021 and 2020, respectively, and the level within the fair value hierarchy used to measure each category of assets:

	December 31,
(Millions of dollars)	2021	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$113	$113	$—	$—
Foreign equity securities	71	71	—	—
Domestic fixed income mutual funds	29	29	—	—
Foreign fixed income mutual funds	12	12	—	—
Money market funds	2	2	—	—
Total assets	$227	$227	$—	$—

	December 31,
(Millions of dollars)	2020	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$93	$93	$—	$—
Foreign equity securities	64	64	—	—
Domestic fixed income mutual funds	32	32	—	—
Foreign fixed income mutual funds	15	15	—	—
Money market funds	2	2	—	—
Total assets	$206	$206	$—	$—

Assumptions used in determining pension information for the qualified and nonqualified plans were:

	Years ended December 31,
	2021			2020			2019
Weighted average assumptions:
Discount rate used to determine obligations	1.20	-	2.90%	0.70	-	2.60%	2.15	-	3.50%
Discount rate used to determine net periodic benefit cost	0.70	-	2.60%	2.15	-	3.50%	3.50	-	4.50%
Expected return on plan assets			6.25%			6.25%			6.25%
Long-term rate of increase in compensation levels			4.00%			4.00%			4.00%

Management selected the discount rates based on a model-based result where the timing and amount of cash flows approximates the estimated payouts. The expected return on the qualified plans’ assets assumption is based on the weighted average of asset class expected returns that are consistent with historical returns. The assumed rate of return selected was based on model-based results that reflect the qualified plans’ asset allocation and related long-term projected returns. The measurement date for all plans is December 31.

The aggregate changes in the benefit obligation and fair value of assets for the qualified and nonqualified plans and the funded status were as follows:

	December 31,
	2021	2020
(Millions of dollars)	Accumulated benefits exceed assets	Accumulated benefits exceed assets
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$379	$348
Service cost	10	9
Interest cost	9	11
Actuarial losses (gains)	(10)	58
Plan settlements	(19)	(38)
Benefits paid	(7)	(9)
Benefit obligation at end of year	$362	$379
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$206	$185
Actual return on plan assets	27	27
Employer contributions	20	38
Plan settlements	(19)	(38)
Benefits paid	(7)	(6)
Fair value of plan assets at end of year	$227	$206
Funded status	$(135)	$(173)

The benefit obligation decreased primarily due to higher discount rates. The accumulated benefit obligation for the qualified and nonqualified plans was $319 million and $336 million as of December 31, 2021 and 2020, respectively. Expected future benefit payments for the qualified and nonqualified plans during each of the next five years and the next five years thereafter were as follows: $26 million, $25 million, $16 million, $11 million, $15 million and $76 million, respectively.

The net periodic benefit cost of these plans was as follows:

	Years ended December 31,
(Millions of dollars)	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$10	$9	$8
Interest cost	9	11	12
Expected return on plan assets	(12)	(11)	(10)
Amortization	9	7	5
Settlement loss recognized	6	11	2
Net periodic benefit cost	$22	$27	$17

The service cost component is recorded in either cost of sales or selling, general and administrative expenses depending upon the employee, and the other components of net periodic benefit cost are recorded in miscellaneous, net in the consolidated statements of comprehensive income. The settlements recognized were primarily due to certain participants who received lump sum payments that cumulatively exceeded the service cost plus interest cost for the respective plan. During 2020, Seaboard made a lump sum $32 million pension distribution, related to the passing of Seaboard’s former Chief Executive Officer. The amounts not reflected in net periodic benefit cost and included in accumulated other comprehensive loss before taxes as of December 31, 2021 and 2020 were $71 million and $112 million, respectively. Such amounts primarily represent the unrecognized net actuarial losses that are generally amortized over the average remaining working lifetime of the active participants for all of these plans.

Seaboard has deferred compensation plans that allow certain employees to reduce their compensation in exchange for values in various investments. One plan requires certain individuals to defer compensation over a specific threshold and another plan, which no longer allows contributions, has options that are exercisable. In conjunction with these plans, Seaboard purchases investments that are classified as trading securities and included in other current assets and recognizes the amount payable to the employees in other current liabilities on the consolidated balance sheets. Investments for Seaboard’s deferred compensation plans were $29 million and $26 million as of December 31, 2021 and 2020, respectively. The payable to the employees was $26 million and $23 million as of December 31, 2021 and 2020, respectively. Deferred compensation plan costs recognized in selling, general and administrative expenses are offset by the effect of the marked-to-market adjustments on investments recorded in other investment income (loss). Seaboard’s income (expense) for these plans, which primarily includes amounts related to the change in fair value of the underlying investment accounts, was $(3) million, $(6) million and $(11) million for the years ended December 31, 2021, 2020 and 2019, respectively. Investment income (loss) related to the deferred compensation investments totaled $3 million, $6 million and $11 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

Seaboard maintains defined contribution plans covering most of its domestic employees. Contribution expense for these plans was $4 million for each of the years ended December 31, 2021, 2020 and 2019.

In 2019, after ratification of a renewed collective bargaining agreement, Seaboard ceased contributing to a multi-employer pension fund, which subsequently terminated Seaboard’s participation. Seaboard recorded a $14 million withdrawal liability in 2019, that is payable in quarterly installments over 20 years. Contribution expense for this fund was $1 million for year ended December 31, 2019.

Note 10 − Derivatives and Fair Value of Financial Instruments

The fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value into three broad levels:

Level 1 — Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its assumptions.

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	December 31,
(Millions of dollars)	2021	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic debt securities	$542	$247	$295	$—
Domestic equity securities	472	472	—	—
Foreign equity securities	193	193	—	—
Foreign debt securities	133	2	131	—
Money market funds held in trading accounts	59	59	—	—
Other trading securities	17	—	17	—
Trading securities – other current assets:
Domestic equity securities	16	16	—	—
Other trading securities	13	12	1	—
Long-term investment - BDC	81	—	—	81
Derivatives:
Commodities	6	6	—	—
Foreign currencies	5	—	5	—
Total assets	$1,537	$1,007	$449	$81
Liabilities:
Contingent consideration	$18	$—	$—	$18
Derivatives:
Commodities	5	5	—	—
Foreign currencies	5	—	5	—
Total liabilities	$28	$5	$5	$18

	December 31,
(Millions of dollars)	2020	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$702	$702	$—	$—
Domestic debt securities	496	196	300	—
Foreign equity securities	133	133	—	—
Foreign debt securities	68	—	68	—
Money market funds held in trading accounts	47	47	—	—
Other trading securities	19	3	16	—
Trading securities – other current assets:
Domestic equity securities	14	14	—	—
Other trading securities	12	11	1	—
Long-term investment - BDC	31	—	—	31
Derivatives:
Commodities	28	28	—	—
Interest rate swaps	1	—	1	—
Total assets	$1,551	$1,134	$386	$31
Liabilities:
Contingent consideration	$16	$—	$—	$16
Derivatives:
Commodities	19	19	—	—
Foreign currencies	9	—	9	—
Total liabilities	$44	$19	$9	$16

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

Seaboard has a long-term investment in a BDC that primarily lends to and invests in debt securities of privately held companies. This long-term investment is valued at net asset value (“NAV”), adjusted for a liquidity discount of $1 million, resulting in level 3 classification. The change in value during 2021 was primarily related to an additional contribution of $50 million. Equity market activity is recorded in other investment income (loss).

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is mostly variable-rate, its carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value on its consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy. See Note 7 for a discussion of Seaboard’s long-term debt.

Seaboard’s contingent consideration, classified in other non-current liabilities, is related to a 2018 acquisition. The fair value is dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. The contingent consideration ranges between zero and $48 million payable between five and eight years following the closing, at the discretion of the sellers. The fair value is classified as a level 3 since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled, with adjustments included in net earnings (loss). The increase in value during 2021 was related to higher projected EBITDA and current foreign currency rates and interest rates at the measurement date.

Derivatives

Seaboard has derivatives to manage certain risks. While management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. As a result, fluctuations in prices, foreign currency exchange rates and interest rates could have a material impact on earnings in any given reporting period. Credit risks associated with derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and uses margin accounts for some accounts. As of December 31, 2021, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $5 million.

Commodity Instruments

Seaboard uses various derivative futures and options to manage its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Commodity derivatives are recorded at fair value, with any changes in fair value recognized as a component of cost of sales in the consolidated statements of comprehensive income. Seaboard had the following aggregated outstanding notional amounts:

		December 31,
(Millions)	Metric	2021	2020
Commodities:
Grain	Bushels	1	26
Hogs	Pounds	—	2
Soybean oil	Pounds	20	56
Heating oil	Gallons	15	—

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. Foreign currency exchange agreements that primarily relate to an underlying commodity transaction are recorded at fair value with changes in value recognized as a component of cost of sales. Other foreign currency exchange agreements are recognized as a component of foreign currency gains (losses), net. As of December 31, 2021 and 2020, Seaboard had foreign currency exchange agreements with notional amounts of $95 million and $49 million, respectively, primarily related to the South African rand and euro.

Interest Rate Swap Agreements

From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable-rate long-term debt. Interest rate swap agreements are recorded at fair value with changes in value recognized as a component of interest expense, net in the consolidated statements of comprehensive income. During the third quarter of 2021, all of Seaboard’s interest rate swap agreements were terminated resulting in a realized gain of $5 million for the year ended December 31, 2021. Seaboard paid fixed-rate interest payments at a weighted-average interest rate of 0.26% over the life of the agreements and received variable-rate interest payments based on the one-month LIBOR from the counterparty without the exchange of the underlying aggregate notional amounts of $400 million.

The following table provides the amount of gain (loss) recorded for each type of derivative and where it was recognized in the consolidated statements of comprehensive income:

(Millions of dollars)		2021	2020
Commodities	Cost of sales	$(20)	$55
Foreign currencies	Cost of sales	(2)	11
Foreign currencies	Foreign currency gains (losses), net	4	(5)
Interest rate swaps	Interest expense	5	—

The following table provides the fair value of each type of derivative held and where each derivative is included in the consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		December 31,	December 31,		December 31,	December 31,
(Millions of dollars)		2021	2020		2021	2020
Commodities	Other current assets	$6	$28	Other current liabilities	$5	$19
Foreign currencies	Other current assets	5	—	Other current liabilities	5	9
Interest rate swaps	Other current assets	—	1	Other current liabilities	—	—

Seaboard’s commodity derivative assets and liabilities are presented in the consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2021 and 2020, the commodity derivatives had a margin account balance of $28 million and $15 million, respectively, resulting in a net other current asset in the consolidated balance sheets of $29 million and $24 million, respectively.

Note 11 − Stockholders’ Equity and Accumulated Other Comprehensive Loss

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

The components of accumulated other comprehensive loss, net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Cost		Total
Balance December 31, 2019	$(369)	$(71)		$(440)
Other comprehensive loss before reclassifications	(7)	(38)		(45)
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	14	(a)	14
Other comprehensive loss, net of tax	(7)	(24)		(31)
Balance December 31, 2020	$(376)	$(95)		$(471)
Other comprehensive income before reclassifications	8	18		26
Amounts reclassified from accumulated other comprehensive loss to net earnings	—	13	(a)	13
Other comprehensive income, net of tax	8	31		39
Balance December 31, 2021	$(368)	$(64)		$(432)

(a)  This primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost. See Note 9 for further discussion.

The cumulative foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar and Alcohol segment. Since the third quarter of 2018, the Sugar and Alcohol segment’s functional currency has been the U.S. dollar due to highly inflationary accounting. The adjustments for 2021 and 2020 are related to non-USD functional currencies of consolidated and non-consolidated affiliates, primarily in Seaboard’s CT&M segment.

The cumulative unrecognized pension cost represents the unamortized net actuarial loss. Income taxes for the cumulative unrecognized pension cost component was recorded using a 25%effective tax rate for 2021 and 2020 and 26% effective tax rate for 2019, except for unrecognized pension cost of $24 million, $34 million and $21 million in 2021, 2020 and 2019, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 12 − Income Taxes

Earnings before income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2021	2020	2019
United States	$337	$138	$180
Foreign	298	148	110
Total earnings before income taxes excluding noncontrolling interests	635	286	290
Net income attributable to noncontrolling interests	1	—	—
Total earnings before income taxes	$636	$286	$290

The components of total income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2021	2020	2019
Current:
Federal	$35	$(50)	$12
Foreign	33	35	39
State and local	10	2	(1)
Deferred:
Federal	3	26	(39)
Foreign	(7)	(3)	(1)
State and local	(9)	(7)	(7)
Income tax expense	65	3	3
Unrealized changes in other comprehensive income (loss)	8	(3)	(4)
Total income taxes	$73	$—	$(1)

Income taxes for the years ended December 31, 2021, 2020 and 2019 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to earnings before income taxes excluding noncontrolling interests for the following reasons:

	Years ended December 31,
(Millions of dollars)	2021	2020	2019
Computed “expected” tax expense excluding noncontrolling interests	$133	$60	$61
Adjustments to tax expense attributable to:
Foreign tax differences	(30)	(4)	14
Tax-exempt income	(15)	(17)	(29)
Federal tax credits	(39)	(34)	(47)
Unrecognized tax benefits	14	—	—
Other	2	(2)	4
Total income tax expense	$65	$3	$3

Certain of Seaboard’s foreign operations are subject to no income tax or a tax rate that is lower than the U.S. corporate tax rate. Fluctuation of earnings or losses incurred from certain foreign operations conducting business in these jurisdictions impact the mix of taxable earnings.

Tax-exempt income is primarily related to federal blender’s credits on the biodiesel that the Pork segment blends. In December 2019, the President of the U.S. signed into law the Further Consolidated Appropriations Act that extended the federal blender’s credits through 2022, with retroactive recognition for 2018 and 2019. As a result, in the fourth quarter of 2019, Seaboard recognized non-taxable revenue of $136 million related to the 2018 and 2019 federal blender’s credits. In accordance with GAAP, the effects of changes in tax laws, including retroactive changes, are recognized in the financial statements in the period that the changes are enacted.

Seaboard has certain investments in various entities that are expected to enable Seaboard to obtain certain federal investment tax credits. Seaboard has invested in limited liability companies that operate refined coal processing plants that generate federal income tax credits based on production levels. Seaboard’s total contributions to these long-term investments were $11 million, $17 million and $15 million during 2021, 2020 and 2019, respectively. Additionally, Seaboard invested $4 million and $20 million during 2021 and 2019, respectively, in limited liability companies involved in a biogas fueled power project that generated federal income tax credits. These alternative long-term investments, accounted for using the equity method of accounting, generated in aggregate $24 million, $22 million and $34 million of investment tax credits for 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, Seaboard had income taxes receivable of $46 million and $18 million, respectively, primarily related to domestic tax jurisdictions, and had income taxes payable of $13 million and $14 million, respectively, primarily related to foreign tax jurisdictions.

Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting these funds outside the U.S. as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations and therefore, Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. Determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical.

Components of the net deferred income tax liability were as follows:

	December 31,
(Millions of dollars)	2021	2020
Deferred income tax liabilities:
Depreciation	$121	$100
Domestic partnerships	62	59
Unrealized gain on investments	13	52
Inventory	7	10
Other	4	3
Gross deferred income tax liabilities	$207	$224
Deferred income tax assets:
Reserves/accruals	$66	$74
Net operating and capital loss carry-forwards	67	52
Tax credit carry-forwards	32	49
Other	5	5
Gross deferred income tax assets before valuation allowance	170	180
Less: Valuation allowance	60	55
Net deferred income tax liability	$97	$99

In 2020, Seaboard elected to change its method for valuing certain inventories of its Seaboard Foods LLC subsidiary from the LIFO method to the FIFO method. For tax purposes, prior to this change, Seaboard had a Tax last-in, first-out (“LIFO”) reserve of approximately $51 million. This Tax LIFO reserve is being recognized as taxable income ratably over a four-year period effective in 2020. A deferred tax liability has been established for the future reversal amount and is included in the inventory lines in the table above.

The activity within the valuation allowance account was as follows:

	Balance at	Charge (credit)	Balance at
(Millions of dollars)	beginning of year	to expense	end of year
Allowance for Deferred Tax Assets:
Year Ended December 31, 2021	$55	5	$60
Year Ended December 31, 2020	$68	(13)	$55
Year Ended December 31, 2019	$59	9	$68

Management believes Seaboard’s future taxable income will be sufficient for full realization of the net deferred tax assets. The valuation allowance relates to the tax benefits from state net operating losses and foreign net operating losses and tax credits. Management does not believe these benefits are more likely than not to be realized due to limitations imposed on the utilization of these losses and credits. As of December 31, 2021, Seaboard had state net operating loss carry-forwards of approximately $195 million and foreign net operating loss carry-forwards of approximately $185 million, a portion of which expire in varying amounts between 2022 and 2041, while others have indefinite expiration periods. As of December 31, 2021, Seaboard had state tax credit carry-forwards of approximately $28 million, net of valuation allowance, all of which carry-forward indefinitely.

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. Seaboard’s 2016 U.S. income tax return is currently under IRS examination. U.S. federal tax years prior to 2016 are generally no longer subject to IRS tax assessment. In the U.S., typically the three most recent tax years are subject to IRS audits, unless an agreement is made to extend the statute of limitations for an audit in progress. In Seaboard’s major non-U.S. jurisdictions, including Argentina, the Dominican Republic, Ivory Coast and Senegal, tax years are typically subject to examination for three to six years.

As of December 31, 2021 and 2020, Seaboard had $41 million and $30 million, respectively, in total unrecognized tax benefits, all of which if recognized would affect the effective tax rate. Seaboard does not have any material uncertain tax positions in which it is reasonably possible that the total amounts of the unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Millions of dollars)	2021	2020
Beginning balance at January 1	$30	$31
Additions for uncertain tax positions of prior years	7	2
Decreases for uncertain tax positions of prior years	(1)	(7)
Additions for uncertain tax positions of current year	6	5
Lapse of statute of limitations	(1)	(1)
Ending balance as of December 31	$41	$30

Seaboard accrues interest related to unrecognized tax benefits and penalties in income tax expense and had approximately $10 million and $8 million accrued for the payment of interest and penalties as of December 31, 2021 and 2020, respectively.

Note 13 − Segment Information

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

The Pork segment primarily produces hogs to process and sells fresh and frozen pork products to further processors, foodservice operators, distributors and grocery stores throughout the U.S. and to foreign markets. In 2020, this segment purchased a hog production company that previously supplied hogs to the Guymon plant for $27 million, which primarily included hog farms and related assets. This segment also produces biodiesel from pork fat and other animal fats and vegetable oils for sale, along with the related fuel credits, to third parties. The Pork segment is converting an idle ethanol plant in Hugoton, Kansas plant to a renewable diesel production facility, with operations currently expected to begin in 2022. The Pork segment’s biodiesel plants have historically received federal blender’s credits for the biodiesel they blend. As a result of the 2019 Tax Act, Seaboard recognized $60 million of net revenue related to the 2018 and 2019 federal blender’s credits. Revenue was recognized as earned during 2020 and 2021 based on biodiesel production and will be recognized in the same manner for year 2022.

The CT&M segment is an integrated agricultural commodity trading, processing and logistics operation that internationally markets wheat, corn, soybean meal and other agricultural commodities in bulk to third-party customers and to non-consolidated affiliates. This segment operates flour, maize and feed mills and bakery operations in numerous foreign countries. In 2021, Seaboard’s CT&M segment increased its ownership interest in a feed manufacturer and hog producer in Ecuador from 50% to 80%. Total consideration for the purchase price included $7 million of cash paid, net of cash acquired, Seaboard’s previously held equity interest and pre-existing affiliate trade receivables remeasured at their acquisition date fair values. The final purchase price allocation primarily included working capital of $30 million and property, plant and equipment of $17 million. In 2019, Seaboard’s CT&M segment increased its ownership in an importer and trader of grains in Peru from 50% to 100%. Total consideration for the purchase price included $7 million of cash paid, net of cash acquired, Seaboard’s previously held equity interest and pre-existing affiliate trade receivables. The purchase price allocation primarily included accounts receivable of $33 million, inventories of $55 million, property, plant and equipment of $12 million and assumed short-term debt of $65 million.

The Marine segment provides cargo shipping services in the U.S., the Caribbean and Central and South America. The Sugar and Alcohol segment produces and processes sugar and alcohol in Argentina, primarily to be marketed locally. The Power segment is an independent power producer in the Dominican Republic that owns two power generating barges. The barge under construction is expected to begin operations in 2022. The Turkey segment, accounted for using the equity method, produces, processes and sells turkey products. Total assets for the Turkey segment represent Seaboard’s investment in Butterball. See Note 6 for more information on Butterball. The All Other segment represents primarily a jalapeño pepper processing operation.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

Net Sales:	Year Ended December 31, 2021
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$2,091	$5,139	$—	$113	$—	$14	$7,357
Transportation	8	—	1,396	—	—	1	1,405
Energy	357	—	—	10	60	—	427
Other	25	15	—	—	—	—	40
Segment/consolidated totals	$2,481	$5,154	$1,396	$123	$60	$15	$9,229

Net Sales:	Year Ended December 31, 2020
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,682	$3,981	$—	$95	$—	$16	$5,774
Transportation	8	—	1,005	—	—	—	1,013
Energy	219	—	—	11	64	—	294
Other	32	13	—	—	—	—	45
Segment/consolidated totals	$1,941	$3,994	$1,005	$106	$64	$16	$7,126

Net Sales:	Year Ended December 31, 2019
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,599	$3,654	$—	$112	$—	$17	$5,382
Transportation	10	—	1,061	—	—	1	1,072
Energy	210	—	—	9	117	—	336
Other	32	18	—	—	—	—	50
Segment/consolidated totals	$1,851	$3,672	$1,061	$121	$117	$18	$6,840

The following tables present Seaboard’s operating income (loss) by segment. Operating income for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income, along with income (loss) from affiliates for the Pork, CT&M and Turkey segments, is used as the measure of evaluating segment performance because management does not consider interest, other investment income (loss) and income tax benefit (expense) on a segment basis. Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments of general corporate management oversight costs.

Operating Income (Loss):	Years ended December 31,
(Millions of dollars)	2021	2020	2019
Pork	$227	$131	$60
CT&M	61	118	62
Marine	197	21	4
Sugar and Alcohol	2	2	(16)
Power	(9)	3	27
All other	1	1	2
Segment totals	479	276	139
Corporate	(21)	(31)	(29)
Consolidated totals	$458	$245	$110

The following tables present Seaboard’s total assets and capital expenditures by segment. Corporate assets primarily include cash and short-term investments, other current assets related to deferred compensation plans, long-term investments and other miscellaneous items. Corporate operating results represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation plans, which are offset by the effect of the mark-to-market adjustments on these investments recorded in other investment income (loss), net.

Total Assets:	December 31,
(Millions of dollars)	2021	2020
Pork	$2,265	$1,927
CT&M	2,054	1,585
Marine	749	508
Sugar and Alcohol	155	153
Power	359	302
Turkey	245	265
All other	7	6
Segment totals	5,834	4,746
Corporate	1,669	1,653
Consolidated totals	$7,503	$6,399

Capital Expenditures:	Years ended December 31,
(Millions of dollars)	2021	2020	2019
Pork	$343	$207	$164
CT&M	17	8	23
Marine	44	10	26
Sugar and Alcohol	8	5	15
Power	43	27	121
All other	1	2	—
Segment totals	456	259	349
Corporate	4	—	—
Consolidated totals	$460	$259	$349

Geographic Information

Seaboard had sales in Colombia totaling $1,144 million, $812 million and $778 million for the years ended December 31, 2021, 2020 and 2019, respectively, representing approximately 12%, 11% and 11% of total sales for each respective year. Seaboard had sales in South Africa totaling $917 million, $743 million and $668 million for the years ended December 31, 2021, 2020 and 2019, respectively, representing approximately 10% of total sales for each year. No other individual foreign country accounted for 10% or more of sales to external customers.

The following table provides a geographic summary of net sales based on the location of product delivery:

	Years ended December 31,
(Millions of dollars)	2021	2020	2019
Caribbean, Central and South America	$3,566	$2,744	$2,792
Africa	2,685	2,099	1,859
United States	2,031	1,536	1,447
Pacific Basin and Far East	545	435	370
Canada/Mexico	309	202	308
Europe	86	101	52
All other	7	9	12
Total sales	$9,229	$7,126	$6,840

The following table provides a geographic summary of Seaboard’s property, plant and equipment according to their physical location and primary port for the vessels:

	December 31,
(Millions of dollars)	2021	2020
United States	$1,331	$1,053
Dominican Republic	297	109
Argentina	59	59
Senegal	40	42
Ivory Coast	39	34
Zambia	30	25
Singapore	—	155
All other	96	105
Total property, plant and equipment, net	$1,892	$1,582

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2021, Seaboard’s management has evaluated, under the direction of its chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e). Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Seaboard is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision, and with the participation of management and its Internal Audit Department, Seaboard conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that Seaboard’s internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, the independent registered public accounting firm that audited Seaboard’s financial statements contained herein, also audited Seaboard’s internal control over financial reporting as of December 31, 2021. The audit report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information

None.

IItem 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions “Item 1: Election of Directors,” “Board of Directors Information – Committees of the Board – Audit Committee,” “Board of Directors Information – Director Nominations” and “Delinquent Section 16(a) Reports” of Seaboard’s definitive proxy statement for the 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2021 (“Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services

Seaboard’s independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185.

The other information required by this item is incorporated herein by reference to the information under the caption “Item 2: Selection of Independent Auditors” included in the Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) List the following documents filed as a part of the report:

1. Financial statements

The financial statements are included in Item 8 of this Form 10-K.

2. Financial statement schedules

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related consolidated notes.

3. Exhibits

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

10.10*+	Seaboard Corporation Pension Plan as restated and amended effective January 1, 2021.

10.11*	Seaboard Marine Pension Plan, effective January 1, 2021. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended April 3, 2021.

10.12*+	Amendment No. 1 to the Seaboard Marine Pension Plan as Restated as of January 1, 2021, dated November 15, 2021.

10.13*

Seaboard Marine Ltd. 401(k) Excess Plan effective January 1, 2009 and dated December 18, 2009. Incorporated herein by reference to Exhibit 10.24 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2009.

10.14*	Seaboard Corporation Investment Option Plan dated December 18, 2000. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2000.
10.15*	Seaboard Corporation Executive Officers’ Bonus Policy (effective for 2018-2020). Incorporated herein by reference to Exhibit 10.17 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2018.

10.16*+	Seaboard Corporation Named Executive Officers’ Bonus Policy (effective for 2021 and supersedes all policies).

10.17*

Restated Employment Agreement between Seaboard Corporation and Robert L. Steer dated August 27, 2020. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended September  26,  2020.

10.18*

Restated Employment Agreement between Seaboard Corporation and David H. Rankin dated January  12, 2021. Incorporated herein by reference to Exhibit 10.19 of Seaboard’s Form 10-K for the year ended December 31, 2020.

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

10.21*

Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 21, 2012. Incorporated herein by reference to Exhibit 10.20 of Seaboard’s Form 10-K for the fiscal year ended December  31, 2012.

10.22*+	Employment Agreement between Seaboard Foods LLC and Peter B. Brown dated November 30, 2020.

10.23*+	Summary of Perquisite for Personal Use of Seaboard Airplane.

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

(b) Exhibits

See exhibits identified above under Item 15(a)(3).

(c) Financial Statement Schedules.

(c) Financial Statement Schedules

None.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEABOARD CORPORATION
(Registrant)

By:	/s/ Robert L. Steer
Robert L. Steer
President and Chief Executive Officer

Date:	February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Robert L. Steer	February 15, 2022	President, Chief Executive Officer
Robert L. Steer		(principal executive officer)

/s/ David H. Rankin	February 15, 2022	Executive Vice President,
David H. Rankin		Chief Financial Officer
(principal financial officer)

/s/ Michael D. Trollinger	February 15, 2022	Senior Vice President,
Michael D. Trollinger		Corporate Controller and
Chief Accounting Officer
(principal accounting officer)

/s/ Ellen S. Bresky	February 15, 2022	Chairwoman of the Board
Ellen S. Bresky

/s/ Douglas W. Baena	February 15, 2022	Lead Director
Douglas W. Baena

/s/ David A. Adamsen	February 15, 2022	Director
David A. Adamsen

/s/ Frances B. Shifman	February 15, 2022	Director
Frances B. Shifman

/s/ Paul M. Squires	February 15, 2022	Director
Paul M. Squires