Form 10-Q
period 2022-04-02
SEABOARD CORP /DE/
filed 2022-05-03
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

(913) 676-8928

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

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on April 25, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	April 2,	April 3,
(Millions of dollars except share and per share amounts)	2022	2021
Net sales:
Products (includes affiliate sales of $389 and $293)	$2,214	$1,731
Services (includes affiliate sales of $5 and $5)	477	313
Other	18	15
Total net sales	2,709	2,059
Cost of sales and operating expenses:
Products	2,121	1,606
Services	331	261
Other	21	14
Total cost of sales and operating expenses	2,473	1,881
Gross income	236	178
Selling, general and administrative expenses	90	86
Operating income	146	92
Other income (expense):
Interest expense	2	10
Interest income	5	5
Income from affiliates	23	6
Other investment income (loss), net	(65)	71
Foreign currency gains, net	—	9
Miscellaneous, net	8	6
Total other income (loss), net	(27)	107
Earnings before income taxes	119	199
Income tax expense	(15)	(20)
Net earnings	$104	$179
Less: Net income attributable to noncontrolling interests	(1)	—
Net earnings attributable to Seaboard	$103	$179

Earnings per common share	$89.28	$154.03
Average number of shares outstanding	1,160,779	1,160,779

Other comprehensive income, net of income tax expense of $0 and $1:
Foreign currency translation adjustment	(1)	15
Unrecognized pension cost	—	1
Other comprehensive income, net of tax	$(1)	$16
Comprehensive income	103	195
Less: Comprehensive loss (income) attributable to noncontrolling interests	(1)	—
Comprehensive income attributable to Seaboard	$102	$195

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	April 2,	December 31,
(Millions of dollars except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$94	$75
Short-term investments	1,295	1,416
Receivables, net of allowance for credit losses of $31 and $31	843	762
Inventories	1,698	1,663
Other current assets	139	131
Total current assets	4,069	4,047
Property, plant and equipment, net	2,047	1,892
Operating lease right of use assets, net	467	496
Investments in and advances to affiliates	679	651
Goodwill	161	163
Other non-current assets	246	254
Total assets	$7,669	$7,503
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$531	$516
Accounts payable	466	404
Deferred revenue	115	108
Operating lease liabilities	166	171
Other current liabilities	354	353
Total current liabilities	1,632	1,552
Long-term debt, less current maturities	705	708
Deferred income taxes	76	99
Long-term operating lease liabilities	334	360
Other liabilities	388	350
Total non-current liabilities	1,503	1,517
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2022 and 2021	1	1
Accumulated other comprehensive loss	(433)	(432)
Retained earnings	4,947	4,847
Total Seaboard stockholders’ equity	4,515	4,416
Noncontrolling interests	19	18
Total equity	4,534	4,434
Total liabilities and stockholders’ equity	$7,669	$7,503

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2020	$1	$(471)	$4,287	$11	$3,828
Comprehensive income:
Net earnings	—	—	179	—	179
Other comprehensive income, net of tax	—	16	—	—	16
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 3, 2021	$1	$(455)	$4,463	$11	$4,020

Balances, December 31, 2021	$1	$(432)	$4,847	$18	$4,434
Comprehensive income:
Net earnings	—	—	103	1	104
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 2, 2022	$1	$(433)	$4,947	$19	$4,534

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Cash flows from operating activities:
Net earnings	$104	$179
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	50	42
Deferred income taxes	(23)	14
Income from affiliates	(23)	(6)
Dividends received from affiliates	6	28
Other investment loss (income), net	65	(71)
Other, net	8	(4)
Changes in assets and liabilities, net of dispositions:
Receivables, net of allowance for credit losses	(99)	(138)
Inventories	(45)	(177)
Other assets	(2)	(20)
Accounts payable	67	27
Other liabilities, exclusive of debt	(2)	(24)
Net cash from operating activities	106	(150)
Cash flows from investing activities:
Purchase of short-term investments	(165)	(210)
Proceeds from the sale of short-term investments	220	356
Proceeds from the maturity of short-term investments	7	10
Capital expenditures	(161)	(96)
Purchase of long-term investments	(13)	(9)
Proceeds from the sale of subsidiaries, net of cash sold	13	—
Other, net	2	18
Net cash from investing activities	(97)	69
Cash flows from financing activities:
Uncommitted lines of credit, net	27	124
Draws under committed lines of credit	379	172
Repayments of committed lines of credit	(385)	(172)
Principal payments of long-term debt	(3)	(48)
Dividends paid	(3)	(3)
Other, net	(6)	(2)
Net cash from financing activities	9	71
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net change in cash and cash equivalents	19	(11)
Cash and cash equivalents at beginning of year	75	76
Cash and cash equivalents at end of period	$94	$65

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Seaboard Corporation and its subsidiaries (“Seaboard”). These financial statements should be read in conjunction with the consolidated financial statements of Seaboard for the year ended December 31, 2021 as filed in its annual report on Form 10-K. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Seaboard’s year-end is December 31. Preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Supplemental Cash Flow Information

Non-cash investing activities for the three months ended April 2, 2022, included purchases of property, plant and equipment in accounts payable of $5 million. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49	$36
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	6	2
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$13	$13
Finance leases	59	4

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was related to foreign currency exchange differences of $2 million within the Commodity Trading and Milling (“CT&M”) segment. As of April 2, 2022, intangible assets, included in other non-current assets, were $42 million, net of accumulated amortization of $34 million.

Income Taxes

Seaboard computes its year-to-date income tax provision by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	April 2,	December 31,
(Millions of dollars)	2022	2021
Domestic equity securities	$460	$472
Domestic debt securities	452	542
Foreign equity securities	183	193
Foreign debt securities	138	133
Money market funds held in trading accounts	48	59
Other trading securities	14	17
Total trading short-term investments	$1,295	$1,416

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was ($42) million and $65 million for the three months ended April 2, 2022 and April 3, 2021, respectively.

Seaboard had $37 million and $46 million of short-term investments denominated in foreign currencies, primarily euros, as of April 2, 2022 and December 31, 2021, respectively.

As of April 2, 2022 and December 31, 2021, Seaboard had long-term investments of $160 million and $156 million, respectively, primarily in a business development company (“BDC”), real estate and renewable energy facilities. The BDC investment is included in the fair value hierarchy table in Note 6 and the other investments are primarily accounted for under the equity method of accounting. Long-term investments are classified in other non-current assets on the consolidated balance sheets.

Note 3 – Inventories

The following is a summary of inventories:

	April 2,	December 31,
(Millions of dollars)	2022	2021
At lower of FIFO cost and NRV:
Hogs and materials	$514	$489
Pork products and materials	77	64
Grains, oilseeds and other commodities	604	634
Biofuels and related credits	171	147
Sugar produced and in process	29	21
Other	58	71
Total inventories at lower of FIFO cost and NRV	1,453	1,426
Grain, flour and feed at lower of weighted average cost and NRV	245	237
Total inventories	$1,698	$1,663

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of April 2, 2022, the outstanding balances under committed and uncommitted lines of credit were $152 million and $379 million, respectively. Of the total outstanding balance as of April 2, 2022, $155 million was denominated in foreign currencies, with $132 million denominated in the South African rand and the remaining in various other currencies. As of December 31, 2021, the outstanding balances under committed and uncommitted lines of credit were $157 million and $359 million, respectively. Of the total outstanding balance as of December 31, 2021, $218 million was denominated in foreign currencies, with $177 million denominated in the South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 2.34% and 2.71% as of April 2, 2022 and December 31, 2021, respectively.

Long-term Debt

Long-term debt includes borrowings under term loans and other contractual obligations for payment, including notes payable. The interest rate on the Term Loan due 2028 was 2.08% and 1.73% as of April 2, 2022 and December 31, 2021, respectively.

The following is a summary of long-term debt:

	April 2,	December 31,
(Millions of dollars)	2022	2021
Term Loans due 2028	$676	$677
Foreign subsidiary obligations	—	1
Other long-term debt	38	39
Total debt at face value	714	717
Current maturities and unamortized discount and costs	(9)	(9)
Long-term debt, less current maturities and unamortized discount and costs	$705	$708

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of April 2, 2022.

Legal Proceedings

On July 21, 2021, a lawsuit was filed by an individual, Odette Blanco de Fernandez, who alleges that she owns a claim to confiscated property, related persons who purportedly inherited claims to confiscated property (“Inheritors”) and estates of deceased persons who purportedly own claims to confiscated property (“Estates”) against Seaboard Corporation in the U.S. District Court for the District of Delaware under Title III of the Cuban Liberty and Solidarity Act of 1996, also known as the Helms-Burton Act (the “Act”). The same plaintiffs filed a separate lawsuit against Seaboard Marine Ltd. (“Seaboard Marine”) on December 20, 2020, in the U.S. District Court for the Southern District of Florida. The Act provides that any person who knowingly and intentionally “traffics” in property which was confiscated by the Cuban government may be liable to any U.S. national who acquires an ownership interest to such property for money damages in an amount equal to the greater of the current fair market value of the property or the value of the property when confiscated, plus interest from the date of confiscation, reasonable attorneys’ fees and costs, and treble damages under certain circumstances. The complaint in each of the cases alleges that the plaintiffs acquired ownership interests to a 70-year concession to develop port facilities at Mariel Bay, Cuba, and to ownership of surrounding land, and that these and other property rights were confiscated by the Cuban government in 1960. The complaints further allege that Seaboard Corporation and Seaboard Marine knowingly and intentionally “trafficked” within the meaning of the Act in the confiscated property by carrying and/or directing cargo to the Port of Mariel. The Court in the Seaboard Marine case dismissed the claims of the Inheritors and the Estates because they did not acquire the ownership claims prior to March 1996, as required by the Act. The Court denied the plaintiffs’ motion for reconsideration of the dismissal of the Estates. On April 8, 2022, Seaboard Marine filed a Motion for Summary Judgement and a Motion to Exclude Opinions of Plaintiff’s Experts, including Plaintiff’s two experts’ opinions on damages. The case is set on the Court’s trial calendar for August 1, 2022. As to the suit against Seaboard Corporation, on October 21, 2021, the plaintiffs filed an amended complaint which principally adds allegations that there were additional callings made by Seaboard Marine at the Port of Mariel and that Seaboard Corporation engaged in a pattern of doing business with individuals and entities in contravention of the foreign policy of the U.S. Seaboard Corporation has filed a Motion to Dismiss, which has been briefed and is pending. The operative complaints in each lawsuit seek unspecified damages (including treble damages) and pre-filing interest as provided in the Act; pre-judgment interest; attorneys’ fees, costs and expenses; and such other relief as is just and proper.  Seaboard Corporation and Seaboard Marine believe they have meritorious defenses to the claims alleged in these matters and intend to vigorously defend these matters. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from either of these suits, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suits.

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

In 2021 and 2022, additional standalone plaintiffs filed similar actions in other federal courts throughout the country, several of which name Seaboard Corporation as a defendant. These actions have been or are expected to be conditionally transferred to Minnesota for pretrial proceedings pursuant to an order by the Judicial Panel on Multidistrict Litigation. Also in 2021, the states of New Mexico and Alaska filed civil cases in state court against substantially the same defendants, including Seaboard Foods LLC and Seaboard Corporation, based on substantially similar allegations.

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

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. As of April 2, 2022, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as the likelihood of loss is remote.

Note 5 – Employee Benefits

Seaboard has qualified defined benefit pension plans for its domestic salaried and clerical employees that were hired before January 1, 2014. Seaboard also sponsors non-qualified, unfunded supplemental executive plans.

The net periodic benefit cost for all of these plans were as follows:

	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Components of net periodic benefit cost:
Service cost	$2	$3
Interest cost	2	2
Expected return on plan assets	(3)	(3)
Amortization and other	2	2
Net periodic benefit cost	$3	$4

Note 6 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	April 2,
(Millions of dollars)	2022	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$460	$460	$—	$—
Domestic debt securities	452	163	289	—
Foreign equity securities	183	183	—	—
Foreign debt securities	138	4	134	—
Money market funds held in trading accounts	48	48	—	—
Other trading securities	14	—	14	—
Trading securities – other current assets	30	29	1	—
Long-term investment - BDC	79	—	—	79
Derivatives	14	10	4	—
Total assets	$1,418	$897	$442	$79
Liabilities:
Contingent consideration	$17	$—	$—	$17
Derivatives	47	43	4	—
Total liabilities	$64	$43	$4	$17

	December 31,
(Millions of dollars)	2021	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic debt securities	$542	$247	$295	$—
Domestic equity securities	472	472	—	—
Foreign equity securities	193	193	—	—
Foreign debt securities	133	2	131	—
Money market funds held in trading accounts	59	59	—	—
Other trading securities	17	—	17	—
Trading securities – other current assets	29	28	1	—
Long-term investment - BDC	81	—	—	81
Derivatives	11	6	5	—
Total assets	$1,537	$1,007	$449	$81
Liabilities:
Contingent consideration	$18	$—	$—	$18
Derivatives	10	5	5	—
Total liabilities	$28	$5	$5	$18

Financial instruments consisting of cash and cash equivalents, net receivables, lines of credit and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The fair value of short-term investments is measured using multiple levels. Domestic and foreign debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and ETFs. Domestic debt securities categorized as level 2 include corporate bonds, mortgage-backed securities, asset-backed securities, U.S. Treasuries and high-yield securities. Foreign debt securities categorized as level 2 include foreign government or government related securities, corporate bonds, asset-backed securities and high-yield securities with a country of origin concentration outside the U.S.

Seaboard has a long-term investment in a BDC that primarily lends to and invests in debt securities of privately held companies. This long-term investment is valued at net asset value (“NAV”), adjusted for a liquidity discount of $1 million, resulting in level 3 classification. The change in value for the first quarter of 2022 was related to capital market activity and is recorded in other investment income (loss) in the condensed consolidated statements of comprehensive income.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is mostly variable-rate, its carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value on its condensed consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy. See Note 4 for a discussion of Seaboard’s long-term debt.

Seaboard’s contingent consideration, classified in other non-current liabilities, is related to a 2018 acquisition. The fair value is dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. The contingent consideration ranges between zero and $48 million payable between five and eight years following the closing, at the discretion of the sellers. The fair value is classified as a level 3 since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled, with adjustments included in net earnings (loss). The change in value during 2022 was related to updated interest rates and foreign currency rates.

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses various commodity derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Also, Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable rate long-term debt and equity futures contracts to manage the equity price risk with respect to certain short-term investments. While management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. These derivative contracts are recorded at fair value, with any changes in fair value recognized in the condensed consolidated statements of comprehensive income. As the derivative contracts are not accounted for as hedges, fluctuations in the related prices or rates could have a material impact on earnings in any given reporting period. The nature of Seaboard’s market risk exposure has not changed materially since December 31, 2021.

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		April 2,	December 31,
(Millions)	Metric	2022	2021
Commodities:
Grain	Bushels	3	1
Soybean oil	Pounds	59	20
Heating oil	Gallons	14	15
Foreign currencies	U.S. dollar	201	95

Credit risks associated with these derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and uses margin accounts for some contracts. At April 2, 2022, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $4 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		April 2,	December 31,		April 2,	December 31,
(Millions of dollars)		2022	2021		2022	2021
Commodities	Other current assets	$10	$6	Other current liabilities	$43	$5
Foreign currencies	Other current assets	4	5	Other current liabilities	4	5

Seaboard’s commodity derivative assets and liabilities are presented net in the condensed consolidated balance sheets, including netting the derivatives with the related margin accounts. As of April 2, 2022 and December 31, 2021, the commodity derivatives had a margin account balance of $72 million and $28 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $39 million and $29 million, respectively.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended
		April 2,	April 3,
(Millions of dollars)		2022	2021
Commodities	Cost of sales	$(28)	$2
Foreign currencies	Cost of sales	(1)	1
Foreign currencies	Foreign currency gains (losses), net	1	2
Interest rate swaps	Interest expense	—	7

During the third quarter of 2021, all of Seaboard’s interest rate swap agreements were terminated. Seaboard paid fixed-rate interest payments at a weighted-average interest rate of 0.26% and received variable-rate interest payments based on the one-month LIBOR from the counterparty without the exchange of the underlying notional amounts of $400 million.

Note 7 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign		Cumulative
	Currency		Unrecognized
	Translation		Pension
(Millions of dollars)	Adjustment		Cost		Total
Balance December 31, 2020	$(376)		$(95)		$(471)
Other comprehensive loss before reclassifications	15		(1)		14
Amounts reclassified from AOCL to net earnings	—		2	(a)	2
Other comprehensive income, net of tax	15		1		16
Balance April 3, 2021	(361)		(94)		(455)

Balance December 31, 2021	$(368)		$(64)		$(432)
Other comprehensive income before reclassifications	(10)		(1)		(11)
Amounts reclassified from AOCL to net earnings	9	(b)	1	(a)	10
Other comprehensive income, net of tax	(1)		—		(1)
Balance April 2, 2022	$(369)		$(64)		$(433)

(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.
(b)	This reclassification adjustment primarily reflects the recognition of currency translation adjustments upon the disposition of a CT&M business in Brazil whose functional currency was the Brazilian real. Upon management’s commitment to a plan to dispose, substantially all of this adjustment was previously recognized as an impairment in cost of sales for the year ended December 31, 2021. During the first quarter of 2022, cash proceeds of $4 million, net of cash sold, were received, and accounts receivable of $3 million were recognized for working capital adjustments and other pending matters.

Note 8 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective products or services of each segment, see Note 13 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2021.

On January 1, 2022, Seaboard’s Pork segment sold a 50% interest in Seaboard de Mexico USA LLC, its ham-boning operations in Mexico, to Triumph Foods, LLC, a partner in the Pork segment’s other joint ventures, for cash proceeds of approximately $9 million, net of cash sold. As a result of this transaction, the subsidiary was deconsolidated and Seaboard’s

Pork segment recognized a $6 million gain on sale of a controlling interest in a subsidiary, classified in Miscellaneous, net. Seaboard’s Pork segment retained a 50% non-controlling interest in Seaboard de Mexico USA LLC, valued at $12 million, that will be accounted for using the equity method of accounting.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended April 2, 2022
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$491	$1,567	$—	$31	$—	$4	$2,093
Transportation	2	—	466	—	—	—	468
Energy	121	—	—	—	18	—	139
Other	6	3	—	—	—	—	9
Segment/Consolidated Totals	$620	$1,570	$466	$31	$18	$4	$2,709

	Three Months Ended April 3, 2021
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$495	$1,146	$—	$24	$—	$3	$1,668
Transportation	1	—	300	—	—	1	302
Energy	63	—	—	2	13	—	78
Other	6	5	—	—	—	—	11
Segment/Consolidated Totals	$565	$1,151	$300	$26	$13	$4	$2,059

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

Operating Income (Loss):	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Pork	$27	$61
CT&M	12	16
Marine	113	21
Sugar and Alcohol	2	1
Power	(5)	(2)
All Other	—	1
Segment Totals	149	98
Corporate	(3)	(6)
Consolidated Totals	$146	$92

Income (Loss) from Affiliates:	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Pork	$—	$4
CT&M	5	6
Marine	2	1
Sugar and Alcohol	—	—
Power	—	—
Turkey	16	(5)
Segment/Consolidated Totals	$23	$6

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

Total Assets:	April 2,	December 31,
(Millions of dollars)	2022	2021
Pork	$2,393	$2,265
CT&M	2,099	2,054
Marine	854	749
Sugar and Alcohol	150	155
Power	345	359
Turkey	264	245
All Other	7	7
Segment Totals	6,112	5,834
Corporate	1,557	1,669
Consolidated Totals	$7,669	$7,503

Investments in and Advances to Affiliates:	April 2,	December 31,
(Millions of dollars)	2022	2021
Pork	$154	$142
CT&M	221	224
Marine	33	33
Sugar and Alcohol	4	4
Power	3	3
Turkey	264	245
Segment/Consolidated Totals	$679	$651

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of April 2, 2022 and December 31, 2021, Butterball had total assets of $1.1 billion and $1.0 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Net sales	$399	$341
Operating income (loss)	$13	$(16)
Net income (loss)	$30	$(11)

Since 2010, Seaboard has held warrants, which upon exercise for a nominal price, enable Seaboard to acquire an additional 5% equity interest in Butterball. The warrants qualified for equity treatment under accounting standards and were classified as investments in and advances to affiliates in the consolidated balance sheets. Seaboard could exercise these warrants at any time prior to December 31, 2025, when the warrants would have expired. Butterball had the right to repurchase the warrants for fair market value. The warrant agreement essentially provided Seaboard with a 52.5% economic interest, as these warrants were in substance an additional equity interest. Therefore, Seaboard has historically recorded 52.5% of Butterball’s earnings as income (loss) from affiliates in the consolidated statements of comprehensive income. On April 19, 2022, Seaboard exercised these warrants for nominal consideration to acquire the additional 5% percent of the issued and outstanding stock units in Butterball, resulting in no impact to the financial statements. All significant corporate governance matters upon exercise are still to be shared equally between Seaboard and its partner in Butterball. Seaboard did not acquire any new consequential rights upon exercise of the warrants.

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

LIQUIDITY AND CAPITAL RESOURCES

Management believes Seaboard’s combination of liquidity, internally generated cash, capital resources and borrowing capabilities are adequate for its existing operations and any currently known potential plans for expansion in both the short-term and long-term. Management intends to continue seeking opportunities for expansion in the industries in which Seaboard operates, utilizing existing liquidity, available borrowing capacity and other financing alternatives. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard’s financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous.

Liquidity includes cash and cash equivalents, short-term investments and availability under line of credit facilities. As of April 2, 2022, Seaboard had cash and short-term investments of nearly $1.4 billion and additional total net working capital of $1.0 billion. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,072
Amounts drawn against lines	(531)
Available borrowing capacity as of April 2, 2022	$541

As of April 2, 2022, $91 million of the $1.4 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting these funds outside the United States (“U.S.”) as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Cash Flows

Cash and short-term investments as of April 2, 2022 decreased $102 million to $1.4 billion from December 31, 2021. The decrease was primarily the result of the liquidation of short-term investments for working capital and capital expenditure needs and the volatility in the capital markets. Cash from operating activities increased $256 million for the three-month period of 2022 compared to the same period in 2021 primarily due to timing of inventory purchases.

During the three months ended April 2, 2022, Seaboard invested $161 million in property, plant and equipment, of which $67 million was in the Pork segment for biogas recovery projects and other investments, and $86 million in the Marine segment to purchase two used vessels. For the remainder of 2022, management has budgeted capital expenditures totaling approximately $595 million. The Pork segment planned expenditures are primarily for biogas recovery projects, normal replacement of breeding herd and other investments. At certain hog farms, the Pork segment is constructing and covering lagoons and constructing biogas upgrade facilities to capture methane and inject renewable gas to the local pipeline infrastructure. The Marine segment planned expenditures include installment payments on three vessels under construction with completion expected in 2024. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Seaboard’s line of credit balances are used to fund working capital and investments in capital expenditures, as needed. The primary debt outstanding is a Term Loan due in 2028 with a balance of $676 million as of April 2, 2022.

RESULTS OF OPERATIONS

Net sales for the three-month period of 2022 increased $650 million over the same period in 2021. The increase primarily reflected higher sales prices and volumes of certain commodities in the CT&M segment, higher freight rates in the Marine segment and higher biodiesel prices in the Pork segment.

Operating income increased $54 million for the three-month period of 2022 compared to the same period in 2021. The increase primarily reflected higher voyage revenue in the Marine segment, partially offset by derivative commodity contract losses and lower margins on pork product sales in the Pork segment and derivative commodity contract losses in the CT&M segment.

Pork Segment

	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Net sales	$620	$565
Operating income	$27	$61
Income from affiliates	$—	$4

Net sales for the Pork segment increased $55 million for the three-month period of 2022 compared to the same period in 2021. The increase was primarily the result of higher biodiesel prices and increased sales of biofuel credits, and to a lesser extent, higher prices of pork products sold largely offset by a decrease in volumes.

Operating income for the Pork segment decreased $34 million for the three-month period of 2022 compared to the same period in 2021. The decrease was primarily due to biodiesel-related mark-to-market derivative contract losses and lower margins on pork product sales due to higher hog costs, including feed, and plant processing costs. Management is unable to predict market prices for pork products or biodiesel or the cost of feed or third-party hogs for future periods; however, management anticipates this segment will be profitable for the remainder of 2022.

CT&M Segment

	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Net sales	$1,570	$1,151
Operating income as reported	$12	$16
Mark-to-market adjustments	18	11
Operating income excluding mark-to-market adjustments	$30	$27
Income from affiliates	$5	$6

Net sales for the CT&M segment increased $419 million for the three-month period of 2022 compared to the same period in 2021. The increase primarily reflected higher sales prices and volumes of certain commodities to third-party customers, and to a lesser extent, higher prices to affiliates.

Operating income for this segment decreased $4 million for the three-month period of 2022 compared to the same period in 2021. The decrease primarily reflected derivative contract losses related to mark-to-market adjustments, partially offset by higher margins on certain products. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment for the remainder of 2022, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $18 million and $11 million for the three-month period of 2022 and 2021, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2022. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Net sales	$466	$300
Operating income	$113	$21
Income from affiliates	$2	$1

Net sales for the Marine segment increased $166 million for the three-month period of 2022 compared to the same period in 2021. The increase was primarily the result of higher freight rates due to strong demand, and to a much lesser extent, higher cargo volumes.

Operating income for this segment increased $92 million for the three-month period of 2022 compared to the same period in 2021. The increase was primarily the result of higher voyage revenue, partially offset by higher charter hire costs due to increased rates, higher fuel costs due to price, and higher other costs related to the increase in cargo volumes. Management cannot predict changes in fuel costs or other voyage costs, cargo volumes or cargo rates for future periods; however, management anticipates this segment will be profitable for the remainder of 2022.

Sugar and Alcohol Segment

	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Net sales	$31	$26
Operating income	$2	$1
Income from affiliates	$—	$—

Net sales for the Sugar and Alcohol segment increased $5 million for the three-month period of 2022 compared to the same period in 2021. The increase primarily reflected higher prices of alcohol sold due to governmental price adjustments. Higher prices of sugar sold were partially offset by lower volumes. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar.

Operating income for the Sugar and Alcohol segment increased $1 million for the three-month period of 2022 compared to the same period in 2021. The increase primarily reflected higher margins on alcohol sales. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2022.

Power Segment

	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Net sales	$18	$13
Operating loss	$(5)	$(2)
Income from affiliates	$—	$—

Net sales for the Power segment increased $5 million for the three-month period of 2022 compared to the same period in 2021. The increase primarily reflected higher spot market rates as a result of higher fuel prices.

Operating loss for the Power segment increased $3 million for the three-month period of 2022 compared to the same period in 2021. The increase was primarily due to higher operational costs related to increased fuel and maintenance costs. Higher fuel costs generally have been passed on to customers, yet lower cost power plants are dispatched before those with higher costs. Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods. Also, management cannot predict the precise timing of when the barge expected to be completed in 2022 will generate sales. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2022. Commercial operations for the barge under construction are anticipated to begin later this year and management continues to explore strategic alternatives for the existing barge, including a sale or relocation.

Turkey Segment

	Three Months Ended
	April 2,	April 3,
(Millions of dollars)	2022	2021
Income (loss) from affiliates	$16	$(5)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The increase in income from affiliates for the three-month period of 2022 compared to the same period in 2021 was primarily the result of higher selling prices with more value-added products, partially offset by higher feed, plant production and transportation costs. Also, the income from affiliates for the first quarter of 2022 includes Seaboard’s portion of a gain on the sale of a business. Management is unable to predict market prices for turkey products or the cost of feed for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2022.

Interest Expense

Interest expense increased $8 million for the three-month period of 2022 compared to the same period in 2021 primarily related to mark-to-market gains on interest rate swap agreements in the prior year. There were no interest rate swap agreements outstanding as of April 2, 2022. During the first quarter of 2022 and 2021, Seaboard received its annual patronage dividend on the Term Loan due 2028.

Other Investment Income (Loss), Net

Other investment income, net decreased $136 million for the three-month period of 2022 compared to the same period in 2021 primarily due to mark-to-market fluctuations on short-term investments and less realized gains.

Foreign Currency Gains (Losses), Net

Foreign currency gains, net decreased $9 million for the three-month period of 2022 compared to the same period in 2021 primarily due to fluctuations in the South African rand among fluctuations of other currency exchange rates in several foreign countries.

Income Tax Benefit (Expense)

The effective tax rate for the three-month period of 2022 was higher than the three-month period of 2021 primarily due to the decreased amount of tax credits available for the three-month period of 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2021. See Note 6 to the condensed consolidated financial statements for further discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 2, 2022. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers

concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended April 2, 2022 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10-K for the year ended December 31, 2021.

Item 6.	Exhibits

Exhibit No.	Description

10.1	First Amendment to the Seaboard Corporation Post-2018 Nonqualified Deferred Compensation Plan

10.2	First Amendment to the Seaboard Marine Ltd. 401(k) Excess Plan

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, biodiesel, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) the impact of pandemics or other public health emergencies, such as the COVID-19 pandemic; (xiii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiv) adverse results in pending litigation matters; or (xv) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. Such factors include risks associated with international operations, deterioration of economic conditions, stock price fluctuations, decentralization of operations, investments in non-consolidated affiliates, cyber-attacks and cybersecurity breaches, the food industry, fluctuations in commodity prices, difficulties in obtaining and retaining appropriate personnel, disruptions of operations of suppliers and co-packers, ocean transportation, fluctuations in fuel costs, general risks of litigation, compliance with complex rules and regulations, including stringent environmental regulation, and specific risks relating to Seaboard's segments. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K, as supplemented in this Form 10-Q, describes these factors and identifies other important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABOARD CORPORATION
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: May 3, 2022

by:	/s/ Michael D. Trollinger
Michael D. Trollinger Senior Vice President, Corporate Controller
and Chief Accounting Officer

(principal accounting officer)

Date: May 3, 2022