Form 10-Q
period 2022-07-02
SEABOARD CORP /DE/
filed 2022-08-02
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on July 27, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars except share and per share amounts)	2022	2021	2022	2021
Net sales:
Products (affiliate sales of $411, $392, $800 and $685)	$2,388	$2,089	$4,602	$3,820
Services (affiliate sales of $5, $4, $10 and $9)	538	330	1,015	643
Other	47	11	65	26
Total net sales	2,973	2,430	5,682	4,489
Cost of sales and operating expenses:
Products	2,302	1,894	4,423	3,500
Services	350	269	681	530
Other	40	14	61	28
Total cost of sales and operating expenses	2,692	2,177	5,165	4,058
Gross income	281	253	517	431
Selling, general and administrative expenses	89	88	179	174
Operating income	192	165	338	257
Other income (expense):
Interest expense	(12)	(6)	(10)	4
Interest income	7	6	12	11
Income (loss) from affiliates	23	(5)	46	1
Other investment income (loss), net	(162)	46	(227)	117
Foreign currency gains (losses), net	12	(7)	12	2
Miscellaneous, net	2	1	10	7
Total other income (expense), net	(130)	35	(157)	142
Earnings before income taxes	62	200	181	399
Income tax benefit (expense)	46	(24)	31	(44)
Net earnings	$108	$176	$212	$355
Less: Net earnings attributable to noncontrolling interests	—	—	(1)	—
Net earnings attributable to Seaboard	$108	$176	$211	$355

Earnings per common share	$92.53	$151.56	$181.81	$305.59
Average number of shares outstanding	1,160,779	1,160,779	1,160,779	1,160,779

Other comprehensive income (loss), net of income tax expense of $0, $1, $0 and $1:
Foreign currency translation adjustment	(2)	(15)	(3)	—
Unrecognized pension cost	1	4	1	5
Other comprehensive income (loss), net of tax	$(1)	$(11)	$(2)	$5
Comprehensive income	107	165	210	360
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—
Comprehensive income attributable to Seaboard	$107	$165	$209	$360

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	July 2,	December 31,
(Millions of dollars except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$95	$75
Short-term investments	1,101	1,416
Receivables, net of allowance for credit losses of $32 and $31	944	762
Inventories	1,844	1,663
Other current assets	157	131
Total current assets	4,141	4,047
Property, plant and equipment, net	2,152	1,892
Operating lease right of use assets, net	435	496
Investments in and advances to affiliates	677	651
Goodwill	159	163
Other non-current assets	246	254
Total assets	$7,810	$7,503
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$554	$516
Accounts payable	539	404
Deferred revenue	112	108
Operating lease liabilities	160	171
Other current liabilities	392	353
Total current liabilities	1,757	1,552
Long-term debt, less current maturities	704	708
Deferred income taxes	15	99
Long-term operating lease liabilities	306	360
Other liabilities	389	350
Total non-current liabilities	1,414	1,517
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2022 and 2021	1	1
Accumulated other comprehensive loss	(434)	(432)
Retained earnings	5,053	4,847
Total Seaboard stockholders’ equity	4,620	4,416
Noncontrolling interests	19	18
Total equity	4,639	4,434
Total liabilities and stockholders’ equity	$7,810	$7,503

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2020	$1	$(471)	$4,287	$11	$3,828
Comprehensive income:
Net earnings	—	—	179	—	179
Other comprehensive income, net of tax	—	16	—	—	16
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 3, 2021	$1	$(455)	$4,463	$11	$4,020
Comprehensive income (loss):
Net earnings	—	—	176	—	176
Other comprehensive loss, net of tax	—	(11)	—	—	(11)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 3, 2021	$1	$(466)	$4,637	$11	$4,183

Balances, December 31, 2021	$1	$(432)	$4,847	$18	$4,434
Comprehensive income (loss):
Net earnings	—	—	103	1	104
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 2, 2022	$1	$(433)	$4,947	$19	$4,534
Comprehensive income (loss):
Net earnings	—	—	108	—	108
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 2, 2022	$1	$(434)	$5,053	$19	$4,639

See accompanying notes to condensed consolidated financial statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 2,	July 3,
(Millions of dollars)	2022	2021
Cash flows from operating activities:
Net earnings	$212	$355
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	102	87
Deferred income taxes	(80)	(26)
Income from affiliates	(46)	(1)
Dividends received from affiliates	16	30
Other investment loss (income), net	227	(117)
Other, net	17	4
Changes in assets and liabilities, net of dispositions:
Receivables, net of allowance for credit losses	(201)	(109)
Inventories	(192)	(319)
Other assets	(25)	(51)
Accounts payable	79	86
Other liabilities, exclusive of debt	8	(7)
Net cash from operating activities	117	(68)
Cash flows from investing activities:
Purchase of short-term investments	(263)	(1,482)
Proceeds from the sale of short-term investments	408	1,569
Proceeds from the maturity of short-term investments	9	19
Capital expenditures	(273)	(223)
Proceeds from the sale of property, plant and equipment	13	14
Purchase of long-term investments	(33)	(14)
Proceeds from the sale of subsidiaries, net of cash sold	15	—
Proceeds from the sale of non-consolidated affiliates	13	—
Other, net	(8)	12
Net cash from investing activities	(119)	(105)
Cash flows from financing activities:
Uncommitted lines of credit, net	96	152
Draws under committed lines of credit	859	402
Repayments of committed lines of credit	(910)	(302)
Principal payments of long-term debt	(5)	(50)
Dividends paid	(5)	(5)
Other, net	(15)	(5)
Net cash from financing activities	20	192
Effect of exchange rate changes on cash and cash equivalents	2	(3)
Net change in cash and cash equivalents	20	16
Cash and cash equivalents at beginning of year	75	76
Cash and cash equivalents at end of period	$95	$92

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

Supplemental Cash Flow Information

Non-cash investing activities for the six months ended July 2, 2022, included purchases of property, plant and equipment in accounts payable of $26 million. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Six Months Ended
	July 2,	July 3,
(Millions of dollars)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$98	$75
Operating cash flows from finance leases	3	2
Financing cash flows from finance leases	15	5
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$23	$84
Finance leases	93	6

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was related to foreign currency exchange differences of $4 million within the Commodity Trading and Milling (“CT&M”) segment. As of July 2, 2022, other intangible assets, included in other non-current assets, were $39 million, net of accumulated amortization of $36 million.

Income Taxes

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	July 2,	December 31,
(Millions of dollars)	2022	2021
Domestic equity securities	$393	$472
Domestic debt securities	381	542
Foreign equity securities	154	193
Foreign debt securities	98	133
Money market funds held in trading accounts	66	59
Other trading securities	9	17
Total trading short-term investments	$1,101	$1,416

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was ($110) million and ($150) million for the three and six months ended July 2, 2022, respectively, and $9 million and $17 million for the three and six months ended July 3, 2021, respectively.

Seaboard had $23 million and $46 million of short-term investments denominated in foreign currencies, primarily euros, as of July 2, 2022 and December 31, 2021, respectively.

Seaboard had long-term investments of $156 million and $156 million as of July 2, 2022 and December 31, 2021, respectively, classified in other non-current assets on the consolidated balance sheets. These investments are primarily in a business development company (“BDC”), real estate and renewable energy facilities. The BDC investment is included in the fair value hierarchy table in Note 6 and the other investments are primarily accounted for under the equity method of accounting with any gains/losses recorded in other investment income (loss). During the second quarter of 2022, Seaboard committed to invest $52 million in a solar renewable energy project in Guam and received $46 million of federal investment tax credits upon commercial operation of the project that impacted Seaboard’s effective tax rate as a discrete item. Seaboard accounts for this solar investment using the flow-through method and recognized the impact of the investment tax credits in the period earned on a gross basis, with the charge related to the reduction of the investment recorded in other investment income (loss) offset by the benefit of the credits recorded in income tax benefit (expense). Seaboard funded $10 million of this commitment during the second quarter of 2022 and expects to fund the remaining commitment of $42 million in the third quarter of 2022.

Note 3 – Inventories

The following is a summary of inventories:

	July 2,	December 31,
(Millions of dollars)	2022	2021
At lower of FIFO cost and NRV:
Hogs and materials	$528	$489
Pork products and materials	83	64
Grains, oilseeds and other commodities	698	634
Biofuels and related credits	178	147
Sugar produced and in process	40	21
Other	54	71
Total inventories at lower of FIFO cost and NRV	1,581	1,426
Grain, flour and feed at lower of weighted average cost and NRV	263	237
Total inventories	$1,844	$1,663

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of July 2, 2022, the outstanding balances under committed and uncommitted lines of credit were $106 million and $448 million, respectively. Of the total outstanding balance as of July 2, 2022, $259 million was denominated in foreign currencies with $215 million denominated in the South African rand and the remaining in various other currencies. As of December 31, 2021, the outstanding balances under committed and uncommitted lines of credit were $157 million and

$359 million, respectively. Of the total outstanding balance as of December 31, 2021, $218 million was denominated in foreign currencies, with $177 million denominated in the South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 3.65% and 2.71% as of July 2, 2022 and December 31, 2021, respectively.

Long-term Debt

Long-term debt includes borrowings under term loans and other contractual obligations, including notes payable. The interest rate on the Term Loan due 2028 was 3.29% and 1.73% as of July 2, 2022 and December 31, 2021, respectively.

The following is a summary of long-term debt:

	July 2,	December 31,
(Millions of dollars)	2022	2021
Term Loan due 2028	$674	$677
Foreign subsidiary obligations	—	1
Other long-term debt	38	39
Total debt at face value	712	717
Current maturities and unamortized discount and costs	(8)	(9)
Long-term debt, less current maturities and unamortized discount and costs	$704	$708

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of July 2, 2022.

Legal Proceedings

Helms-Burton Act Litigation

On July 21, 2021, a lawsuit was filed by an individual, Odette Blanco de Fernandez, who alleges that she owns a claim to confiscated property, related persons who purportedly inherited claims to confiscated property (“Inheritors”) and estates of deceased persons who purportedly own claims to confiscated property (“Estates”) against Seaboard Corporation in the U.S. District Court for the District of Delaware under Title III of the Cuban Liberty and Solidarity Act of 1996, also known as the Helms-Burton Act (the “Act”). The same plaintiffs filed a separate lawsuit against Seaboard Marine Ltd. (“Seaboard Marine”) on December 20, 2020, in the U.S. District Court for the Southern District of Florida. The Act provides that any person who knowingly and intentionally “traffics” in property which was confiscated by the Cuban government may be liable to any U.S. national who acquires an ownership interest to such property for money damages in an amount equal to the greater of the current fair market value of the property or the value of the property when confiscated, plus interest from the date of confiscation, reasonable attorneys’ fees and costs, and treble damages under certain circumstances. The complaint in each of the cases alleges that the plaintiffs acquired ownership interests to a 70-year concession to develop port facilities at Mariel Bay, Cuba, and to ownership of surrounding land, and that these and other property rights were confiscated by the Cuban government in 1960. The complaints further allege that Seaboard Corporation and Seaboard Marine knowingly and intentionally “trafficked” within the meaning of the Act in the confiscated property by carrying and/or directing cargo to the Port of Mariel. The Court in the Seaboard Marine case dismissed the claims of the Inheritors and the Estates because they did not acquire the ownership claims prior to March 1996, as required by the Act. The Court denied the plaintiffs’ motion for reconsideration of the dismissal of the Estates. The remaining plaintiff contends she owns 20% of the companies that owned the concession and land. On April 8, 2022, Seaboard Marine filed a Motion for Summary Judgement and a Motion to Exclude Opinions of Plaintiff’s Experts, including Plaintiff’s two experts’ opinions on damages, which motions are pending. The case is set on the Court’s trial calendar for October 11, 2022. As to the suit against Seaboard Corporation, on October 21, 2021, the plaintiffs filed an amended complaint which principally adds allegations that there were additional callings made by Seaboard Marine at the Port of Mariel and that Seaboard Corporation engaged in a pattern of doing business with individuals and entities in contravention of U.S. foreign policy. Seaboard Corporation has filed a Motion to Dismiss, which has been briefed and is pending. The operative complaints in each lawsuit seek unspecified damages (including treble damages) and pre-filing interest as provided in the Act; pre-judgment interest; attorneys’ fees, costs and expenses; and such other relief as is just and proper. Seaboard Corporation and Seaboard Marine believe they have meritorious defenses to the claims alleged in these matters and intend to vigorously defend these matters. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from either of these suits, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suits. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and if unfavorable, could result in a material liability.

In re Pork Antitrust Litigation

On June 28, 2018, twelve indirect purchasers of pork products filed a class action complaint in the U.S. District Court for the District of Minnesota (the “District Court”) against several pork processors, including Seaboard Foods LLC and Agri Stats, Inc., a company described in the complaint as a data sharing service. The complaint also named Seaboard Corporation as a defendant. Additional class action complaints with similar claims on behalf of putative classes of direct and indirect purchasers were later filed in the District Court, and three additional actions by standalone plaintiffs (including the Commonwealth of Puerto Rico) were filed in or transferred to the District Court. The consolidated actions are styled In re Pork Antitrust Litigation. The operative complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees. On October 16, 2020, the District Court denied defendants’ motions to dismiss the amended complaints, but the District Court later dismissed all claims against Seaboard Corporation without prejudice.

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

Cereoil and Nolston Litigation

On March 20, 2018, the bankruptcy trustee (the “Trustee”) for Cereoil Uruguay S.A. (“Cereoil”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation and its subsidiaries, Seaboard Overseas Limited (“SOL”) and Seaboard Uruguay Holdings Ltd. (“Seaboard Uruguay”). Seaboard Corporation has a 45% indirect ownership of Cereoil. The suit seeks an order requiring Seaboard Corporation, SOL and Seaboard Uruguay to reimburse Cereoil the amount of $22 million, contending that deliveries of soybeans to SOL pursuant to purchase agreements should be set aside as fraudulent conveyances. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and its two subsidiaries could be ordered to pay the amount of $22 million plus interest. Any award in this case would offset against any award in the additional case described below filed by the Trustee on April 27, 2018.

On April 27, 2018, the Trustee for Cereoil filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing lists total liabilities of $53 million and assets of $30 million. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the amount of the net indebtedness of Cereoil, which based on the bankruptcy schedules would total $23 million. It is possible that the net indebtedness could be higher than this amount if Cereoil’s liabilities are greater than $53 million and/or Cereoil’s assets are worth less than $30 million.

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

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing lists total liabilities of $29 million and assets of $15 million. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and the other Cereoil Defendants could be ordered to pay the amount of the net indebtedness of Nolston, which based on the bankruptcy schedules, asset sales and removal of duplicative claims, is estimated to be approximately $8 million. In addition, in the event of an adverse ruling, the Bankruptcy Court of First Instance could order payment of the Trustee’s professional fees, interest, and other expenses.

General

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. The ultimate resolution of these items is not expected to have a material adverse effect on the condensed consolidated financial statements of Seaboard.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. As of July 2, 2022, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as the likelihood of loss is remote.

Note 5 – Employee Benefits

Seaboard has qualified defined benefit pension plans for its domestic salaried and clerical employees that were hired before January 1, 2014. Seaboard also sponsors non-qualified, unfunded supplemental executive plans.

The net periodic benefit cost for all plans was as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars)	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$2	$2	$4	$5
Interest cost	3	2	5	4
Expected return on plan assets	(4)	(3)	(7)	(6)
Amortization	1	3	3	5
Settlement loss recognized	—	3	—	3
Net periodic benefit cost	$2	$7	$5	$11

Note 6 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	July 2,
(Millions of dollars)	2022	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$393	$393	$—	$—
Domestic debt securities	381	155	226	—
Foreign equity securities	154	154	—	—
Foreign debt securities	98	—	98	—
Money market funds held in trading accounts	66	66	—	—
Other trading securities	9	—	9	—
Trading securities – other current assets	26	25	1	—
Long-term investment - BDC	71	—	—	71
Derivatives	24	19	5	—
Total assets	$1,222	$812	$339	$71
Liabilities:
Contingent consideration	$21	$—	$—	$21
Derivatives	42	33	9	—
Total liabilities	$63	$33	$9	$21

	Balance
	December 31,
(Millions of dollars)	2021	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic debt securities	$542	$247	$295	$—
Domestic equity securities	472	472	—	—
Foreign equity securities	193	193	—	—
Foreign debt securities	133	2	131	—
Money market funds held in trading accounts	59	59	—	—
Other trading securities	17	—	17	—
Trading securities – other current assets	29	28	1	—
Long-term investment - BDC	81	—	—	81
Derivatives	11	6	5	—
Total assets	$1,537	$1,007	$449	$81
Liabilities:
Contingent consideration	$18	$—	$—	$18
Derivatives	10	5	5	—
Total liabilities	$28	$5	$5	$18

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

Seaboard has a long-term investment in a BDC that primarily lends to and invests in debt securities of privately held companies. This long-term investment is valued at net asset value (“NAV”), adjusted for a liquidity discount of $1 million, resulting in level 3 classification. The change in value during 2022 was related to capital market activity and is recorded in other investment income (loss) in the condensed consolidated statements of comprehensive income.

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

Seaboard’s contingent consideration, classified in other non-current liabilities, is related to a 2018 acquisition. The fair value is dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. The contingent consideration ranges between zero and $48 million payable between five and eight years following the closing, with timing at the discretion of the sellers. The fair value is classified as level 3 since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled, with adjustments included in net earnings (loss). The change in value during 2022 was related to higher projected EBITDA at the measurement date.

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses various commodity derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Also, Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable rate long-term debt and enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. While management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. These derivative contracts are recorded at fair value, with any changes in fair value recognized in the condensed consolidated statements of comprehensive income. As the derivative contracts are not accounted for as hedges, fluctuations in the related prices or rates could have a material impact on earnings in any given reporting period. The nature of Seaboard’s market risk exposure has not materially changed since December 31, 2021.

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		July 2,	December 31,
(Millions)	Metric	2022	2021
Commodities:
Grain	Bushels	8	1
Soybean oil	Pounds	79	20
Heating oil	Gallons	4	15
Foreign currencies	U.S. dollar	158	95

Credit risks associated with these derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and uses margin accounts for some contracts. As of July 2, 2022, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $5 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		July 2,	December 31,		July 2,	December 31,
(Millions of dollars)		2022	2021		2022	2021
Commodities	Other current assets	$19	$6	Other current liabilities	$33	$5
Foreign currencies	Other current assets	5	5	Other current liabilities	9	5

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of July 2, 2022 and December 31, 2021, the commodity derivatives had a margin account balance of $63  million and $28 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $49 million and $29 million, respectively.

The following table provides the amount of gain or (loss) for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Six Months Ended
		July 2,	July 3,	July 2,	July 3,
(Millions of dollars)		2022	2021	2022	2021
Commodities	Cost of sales	$(30)	$(22)	$(58)	$(20)
Foreign currencies	Cost of sales	(5)	2	(6)	3
Foreign currencies	Foreign currency gains (losses), net	8	1	9	3
Interest rate swaps	Interest expense	—	(1)	—	6

During the third quarter of 2021, all of Seaboard’s interest rate swap agreements were terminated. Seaboard paid fixed-rate interest payments at a weighted-average interest rate of 0.26% and received variable-rate interest payments based on the one-month LIBOR from the counterparty without the exchange of the underlying notional amounts of $400 million.

Note 7 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign		Cumulative
	Currency		Unrecognized
	Translation		Pension
(Millions of dollars)	Adjustment		Cost		Total
Balance December 31, 2020	$(376)		$(95)		$(471)
Other comprehensive loss before reclassifications	15		(1)		14
Amounts reclassified from AOCL to net earnings	—		2	(a)	2
Other comprehensive income, net of tax	15		1		16
Balance April 3, 2021	$(361)		$(94)		$(455)
Other comprehensive loss before reclassifications	(15)		(1)		(16)
Amounts reclassified from AOCL to net earnings	—		5	(a)	5
Other comprehensive income, net of tax	(15)		4		(11)
Balance July 3, 2021	$(376)		$(90)		$(466)

Balance December 31, 2021	$(368)		$(64)		$(432)
Other comprehensive income before reclassifications	(10)		(1)		(11)
Amounts reclassified from AOCL to net earnings	9	(b)	1	(a)	10
Other comprehensive income, net of tax	(1)		—		(1)
Balance April 2, 2022	$(369)		$(64)		$(433)
Other comprehensive income before reclassifications	(2)		—		(2)
Amounts reclassified from AOCL to net earnings	—		1	(a)	1
Other comprehensive income, net of tax	(2)		1		(1)
Balance July 2, 2022	$(371)		$(63)		$(434)
(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.
(b)	This reclassification adjustment primarily reflects the recognition of currency translation adjustment upon the disposition of a CT&M business in Brazil whose functional currency was the Brazilian real. Upon management’s commitment to a plan to dispose, substantially all of this adjustment was previously recognized as an impairment in cost of sales for the year ended December 31, 2021. During the first quarter of 2022, cash proceeds of $4 million, net of cash sold, were received, and accounts receivable of $3 million were recognized for working capital adjustments and other pending matters.

Note 8 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective products or services of each segment, see Note 13 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2021.

On January 1, 2022, Seaboard’s Pork segment sold a 50% interest in Seaboard de Mexico USA LLC, its ham-boning operations in Mexico, to Triumph Foods, LLC, a partner in the Pork segment’s other joint ventures, for cash proceeds of approximately $9 million, net of cash sold. As a result of this transaction, the subsidiary was deconsolidated and Seaboard’s Pork segment recognized a $6 million gain on sale of a controlling interest in a subsidiary, classified in Miscellaneous, net. Seaboard’s Pork segment retained a 50% non-controlling interest in Seaboard de Mexico USA LLC, valued at $12 million, that is accounted for using the equity method of accounting.

During the second quarter of 2022, Seaboard’s CT&M segment sold a 20% interest in a protein and commodity trading company to the majority owner for cash proceeds of $12 million. After this transaction, Seaboard retains a 20% interest.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

Net Sales:	Three Months Ended July 2, 2022
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$513	$1,707	$—	$24	$—	$4	$2,248
Transportation	3	—	523	—	—	1	527
Energy	140	—	—	—	47	—	187
Other	7	4	—	—	—	—	11
Segment/Consolidated Totals	$663	$1,711	$523	$24	$47	$5	$2,973

Net Sales:	Three Months Ended July 3, 2021
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$596	$1,374	$—	$26	$—	$4	$2,000
Transportation	2	—	319	—	—	—	321
Energy	89	—	—	—	11	—	100
Other	6	3	—	—	—	—	9
Segment/Consolidated Totals	$693	$1,377	$319	$26	$11	$4	$2,430

Net Sales:	Six Months Ended July 2, 2022
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,004	$3,274	$—	$55	$—	$8	$4,341
Transportation	5	—	989	—	—	1	995
Energy	261	—	—	—	65	—	326
Other	13	7	—	—	—	—	20
Segment/Consolidated Totals	$1,283	$3,281	$989	$55	$65	$9	$5,682

Net Sales:	Six Months Ended July 3, 2021
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,091	$2,520	$—	$50	$—	$7	$3,668
Transportation	3	—	619	—	—	1	623
Energy	152	—	—	2	24	—	178
Other	12	8	—	—	—	—	20
Segment/Consolidated Totals	$1,258	$2,528	$619	$52	$24	$8	$4,489

The following tables present Seaboard’s operating income (loss) and income (loss) from affiliates by segment. Operating income (loss) for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income (loss), along with income or loss from affiliates for the Pork, CT&M and Turkey segments, is used as the measure to evaluate segment performance because management does not consider interest, other investment income (loss) and income tax benefit (expense) on a segment basis. Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments of general corporate management oversight costs.

Operating Income (Loss):	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars)	2022	2021	2022	2021
Pork	$1	$129	$28	$190
CT&M	30	16	42	32
Marine	155	32	268	53
Sugar and Alcohol	—	(1)	2	—
Power	6	(5)	1	(7)
All Other	1	—	1	1
Segment Totals	193	171	342	269
Corporate	(1)	(6)	(4)	(12)
Consolidated Totals	$192	$165	$338	$257

Income (Loss) from Affiliates:	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars)	2022	2021	2022	2021
Pork	$7	$(6)	$7	$(2)
CT&M	4	4	9	10
Marine	1	1	3	2
Sugar and Alcohol	—	—	—	—
Power	—	—	—	—
Turkey	11	(4)	27	(9)
Segment/Consolidated Totals	$23	$(5)	$46	$1

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

Total Assets:	July 2,	December 31,
(Millions of dollars)	2022	2021
Pork	$2,524	$2,265
CT&M	2,238	2,054
Marine	881	749
Sugar and Alcohol	150	155
Power	368	359
Turkey	275	245
All Other	8	7
Segment Totals	6,444	5,834
Corporate	1,366	1,669
Consolidated Totals	$7,810	$7,503

Investments in and Advances to Affiliates:	July 2,	December 31,
(Millions of dollars)	2022	2021
Pork	$153	$142
CT&M	208	224
Marine	34	33
Sugar and Alcohol	4	4
Power	3	3
Turkey	275	245
Segment/Consolidated Totals	$677	$651

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of July 2, 2022 and December 31, 2021, Butterball had total assets of $1.1 billion and $1.0 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$417	$371	$816	$712
Operating income (loss)	$27	$(4)	$40	$(20)
Net earnings (loss)	$21	$(7)	$51	$(18)

Since 2010, Seaboard has held warrants, which upon exercise for a nominal price, enable Seaboard to acquire an additional 5% equity interest in Butterball. The warrants qualified for equity treatment under accounting standards and were classified as investments in and advances to affiliates in the consolidated balance sheets. Seaboard could exercise these warrants at any time prior to December 31, 2025, when the warrants would have expired. Butterball had the right to repurchase the warrants for fair market value. The warrant agreement essentially provided Seaboard with a 52.5% economic interest, as these warrants were in substance an additional equity interest. Therefore, Seaboard has historically recorded 52.5% of Butterball’s earnings as income (loss) from affiliates in the consolidated statements of comprehensive income. On April 19, 2022, Seaboard exercised these warrants for nominal consideration to acquire the additional 5% of the issued and outstanding stock units in Butterball, resulting in no impact to the financial statements. All significant corporate governance matters upon exercise are still to be shared equally between Seaboard and its partner in Butterball. Seaboard did not acquire any new consequential rights upon exercise of the warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, Seaboard's consolidated financial statements and the accompanying notes included in Part I, Item 1 of this quarterly report on Form 10-Q and within Seaboard’s annual report on Form 10-K filed for the year ended December 31, 2021. Certain statements in this report contain forward-looking statements. See the section below entitled "Forward-looking Statements" for more information on these forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

Management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities are adequate for its existing operations and any currently known potential plans for expansion in both the short-term and long-term. It is management’s intent to continue seeking expansion opportunities in the industries in which Seaboard operates, and to utilize existing liquidity, available borrowing capacity and other financing alternatives for such opportunities. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard’s financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous.

Liquidity includes cash and cash equivalents, short-term investments and availability under line of credit facilities. As of July 2, 2022, Seaboard had cash and short-term investments of nearly $1.2 billion and additional total net working capital of $1.2 billion. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,101
Amounts drawn against lines	(554)
Available borrowing capacity as of July 2, 2022	$547

As of July 2, 2022, $88 million of the $1.2 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting these funds outside the United States (“U.S.”) as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Cash Flows

Cash and short-term investments as of July 2, 2022 decreased $295 million from December 31, 2021. The decrease was primarily due to liquidation of short-term investments for working capital and capital expenditure needs and the valuation of short-term investments due to the volatility in the capital markets. Cash from operating activities increased $185 million for the six months ended July 2, 2022 compared to the same period in 2021, primarily due to higher cash earnings. Timing of cash flows on inventory purchases nearly offset the timing of collections on receivables.

During the six months ended July 2, 2022, Seaboard invested $273 million in property, plant and equipment, of which $145 million was invested in the Pork segment for biogas recovery projects and other investments, and $109 million was invested in the Marine segment to purchase two used vessels and other investments. See Note 2 to the condensed consolidated financial statements for further discussion of short- and long-term investments.

For the remainder of 2022, management has budgeted capital expenditures totaling approximately $435 million. Planned expenditures in the Pork segment are primarily for biogas recovery projects, normal replacement of breeding herd and other investments. At certain hog farms, the Pork segment is constructing lagoons and biogas upgrade facilities to capture methane and inject renewable gas to the local pipeline infrastructure. Planned expenditures for the Marine segment include installment payments on three vessels under construction with completion expected in 2024. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Seaboard’s line of credit balances are used to fund working capital and investment in capital expenditures, as needed. Seaboard’s primary debt outstanding is a Term Loan due in 2028 with a balance of $674 million as of July 2, 2022. See Note 4 to the condensed consolidated financial statements for further discussion of lines of credit and long-term debt.

RESULTS OF OPERATIONS

Net sales for the three and six month periods of 2022 increased $543 million and $1.2 billion, respectively, compared to the same periods in 2021. The increase for the three and six month periods primarily reflected higher sales prices and volumes of certain commodities in the CT&M segment, higher freight rates in the Marine segment, and the commencement of operations of a second barge in the Power segment.

Operating income increased $27 million and $81 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and six month periods primarily reflected higher voyage revenue in the Marine segment, partially offset by lower margins on pork product sales in the Pork segment.

Pork Segment

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$663	$693	$1,283	$1,258
Operating income	$1	$129	$28	$190
Income (loss) from affiliates	$7	$(6)	$7	$(2)

Net sales for the Pork segment decreased $30 million and increased $25 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The decrease for the three month period primarily reflected lower volumes and prices of market hogs and pork products sold and lower volumes of biodiesel, partially offset by increased sales of biofuel credits and higher biodiesel prices. The increase for the six month period primarily reflected increased sales of biofuel credits, and to a lesser extent, higher biodiesel prices, largely offset by a decrease in volumes of biodiesel, pork products and market hogs sold.

Operating income for the Pork segment decreased $128 million and $162 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The decrease primarily reflected lower margins on pork product and market hog sales due to higher feed and processing costs and biodiesel-related mark-to-market derivative contract losses. Management is unable to predict market prices for pork products or biodiesel or the costs of feed or third-party hogs for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2022.

Income from affiliates increased $13 million and $9 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The increase primarily reflected improved operations at the Pork segment’s pork processing plant affiliate.

CT&M Segment

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$1,711	$1,377	$3,281	$2,528
Operating income as reported	$30	$16	$42	$32
Mark-to-market adjustments	9	10	27	21
Operating income excluding mark-to-market adjustments	$39	$26	$69	$53
Income from affiliates	$4	$4	$9	$10

Net sales for the CT&M segment increased $334 million and $753 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three month period primarily reflected higher sales prices, and to a lesser extent, higher volumes of certain commodities to third-party customers, offset by lower volumes to affiliates. The increase for the six month period primarily reflected higher sales prices and volumes of certain commodities to third-party customers, and to a lesser extent, higher prices to affiliates, partially offset by lower volumes to affiliates.

Operating income for this segment increased $14 million and $10 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three month period primarily reflected higher margins on certain commodities. The increase for the six month period primarily reflected higher margins on certain commodities, partially offset by derivative contract losses related to mark-to-market adjustments. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment for the remainder of 2022, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $9 million and $27 million for the three and six month periods of 2022, respectively, and higher by $10 million and $21 million for the three and six month periods of 2021, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As commodities are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2022. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$523	$319	$989	$619
Operating income	$155	$32	$268	$53
Income from affiliates	$1	$1	$3	$2

Net sales for the Marine segment increased $204 million and $370 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and six month periods of 2022 primarily reflected higher freight rates due to strong demand, and to a lesser extent, higher cargo volumes.

Operating income increased $123 million and $215 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and six month periods primarily reflected higher revenues, partially offset by higher voyage related costs, including charter hire costs, fuel costs, and other operational costs primarily due to increased prices. Management cannot predict changes in fuel costs or other voyage costs, cargo volumes or cargo rates for future periods; however, management anticipates this segment will be profitable for the remainder of 2022.

Sugar and Alcohol Segment

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$24	$26	$55	$52
Operating income (loss)	$—	$(1)	$2	$—

Net sales for the Sugar and Alcohol segment decreased $2 million and increased $3 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The decrease for the three month period primarily reflected lower volumes of alcohol sold as a result of low inventory levels due to last year’s harvest, partially offset by higher prices of alcohol sold due to governmental price adjustments. Higher prices of sugar sold were offset by lower volumes. The increase for the six month period primarily reflected higher prices of alcohol and sugar sold, partially offset by lower volumes of sugar and alcohol sold. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar.

Operating income for the Sugar and Alcohol segment increased $1 million and $2 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. For the three and six month periods, the increase primarily reflected higher margins on alcohol sales. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2022.

Power Segment

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$47	$11	$65	$24
Operating income (loss)	$6	$(5)	$1	$(7)

Net sales for the Power segment increased $36 million and $41 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and six month periods primarily reflected more power generation from the operation of both power barges, EDM II and EDM III, and higher spot market rates as a result of higher fuel prices. During the second quarter of 2022, EDM III, the new barge, was placed in service with capacity to generate 148 megawatts of electricity.

Operating income for the Power segment increased $11 million and $8 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and six month periods primarily reflected higher revenues, partially offset by higher operational costs related to increased consumption and fuel costs. Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods; however, management anticipants this segment will be profitable for the remainder of 2022. Management continues to explore strategic alternatives, including a sale or relocation, for EDM II, the barge that began operations in 2012.

Turkey Segment

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Millions of dollars)	2022	2021	2022	2021
Income (loss) from affiliates	$11	$(4)	$27	$(9)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The increase in income from affiliates for the three and six month periods of 2022 compared to the same period in 2021 was primarily the result of higher selling prices, partially offset by lower volumes of turkey products sold and higher feed, plant production and transportation costs. Also, the income from affiliates for the first quarter of 2022 includes Seaboard’s portion of a gain on the sale of a business. Management is unable to predict market prices for turkey products or the cost of feed for future periods; however, management anticipates this segment will be profitable for the remainder of 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $1 million and $5 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and six month periods was primarily the result of higher personnel costs related to bonus accruals and wages associated with improved financial performance and higher consulting costs, partially offset by lower pension settlements and costs associated with Seaboard’s deferred compensation program. The deferred compensation program costs are offset by the effect of the mark-to-market on investments recorded in other investment income (loss).

Interest Expense

Interest expense increased $6 million and $14 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three month period was primarily related to higher interest rates on more outstanding debt. The increase for the six month period was primarily related to mark-to-market gains on interest rate swap agreements in the prior year and higher interest rates on more outstanding debt. There were no interest rate swap agreements outstanding as of July 2, 2022.

Other Investment Income (Loss), Net

Other investment income, net decreased $208 million and $344 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to lesser amounts of realized gains and mark-to-market fluctuations on investments and a $46 million charge recorded during the second quarter of 2022 related to a long-term solar energy investment. The charge on this long-term investment is offset with the benefit of the investment tax credits recorded in income tax benefit (expense).

Foreign Currency Gains (Losses), Net

Foreign currency gains, net increased $19 million and $10 million for the three and six month periods of 2022, respectively, compared to the same periods in 2021 primarily due to fluctuations in the South African rand and fluctuations of other currency exchange rates in several foreign countries.

Income Tax Benefit (Expense)

The effective tax rate for the three and six month periods of 2022 decreased compared to the same respective periods in 2021 primarily due to an increase in federal investment tax credits available for the six-month period of 2022. See Note 2 to the condensed consolidated financial statements for further discussion of these credits.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2021. See Note 6 to the condensed consolidated financial statements for further discussion of market risk exposure.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 2, 2022. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended July 2, 2022 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

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

Date: August 2, 2022

by:	/s/ Michael D. Trollinger
Michael D. Trollinger
Senior Vice President, Corporate Controller
and Chief Accounting Officer

(principal accounting officer)

Date: August 2, 2022