Form 10-Q
period 2022-10-01
SEABOARD CORP /DE/
filed 2022-11-01
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on October 26, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars except share and per share amounts)	2022	2021	2022	2021
Net sales:
Products (affiliate sales of $332, $382, $1,132 and $1,067)	$2,299	$1,908	$6,901	$5,728
Services (affiliate sales of $5, $6, $15 and $15)	541	355	1,556	998
Other	55	13	120	39
Total net sales	2,895	2,276	8,577	6,765
Cost of sales and operating expenses:
Products	2,254	1,782	6,677	5,282
Services	351	282	1,032	812
Other	43	12	104	40
Total cost of sales and operating expenses	2,648	2,076	7,813	6,134
Gross income	247	200	764	631
Selling, general and administrative expenses	92	88	271	262
Operating income	155	112	493	369
Other income (expense):
Interest expense	(13)	(11)	(23)	(7)
Interest income	9	5	21	16
Income (loss) from affiliates	48	(1)	94	—
Other investment income (loss), net	(64)	(9)	(291)	108
Foreign currency gains, net	9	5	21	7
Miscellaneous, net	1	3	11	10
Total other income (expense), net	(10)	(8)	(167)	134
Earnings before income taxes	145	104	326	503
Income tax benefit (expense)	1	(10)	32	(54)
Net earnings	$146	$94	$358	$449
Less: Net earnings attributable to noncontrolling interests	—	—	(1)	—
Net earnings attributable to Seaboard	$146	$94	$357	$449

Earnings per common share	$125.78	$81.50	$307.55	$387.09
Average number of shares outstanding	1,160,779	1,160,779	1,160,779	1,160,779

Other comprehensive income (loss), net of income tax expense of $1, $1, $1 and $2:
Foreign currency translation adjustment	(15)	8	(18)	8
Unrecognized pension cost	3	1	4	6
Other comprehensive income (loss), net of tax	$(12)	$9	$(14)	$14
Comprehensive income	134	103	344	463
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—
Comprehensive income attributable to Seaboard	$134	$103	$343	$463

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	October 1,	December 31,
(Millions of dollars except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70	$75
Short-term investments	1,023	1,416
Receivables, net of allowance for credit losses of $32 and $31	884	762
Inventories	1,816	1,663
Other current assets	162	131
Total current assets	3,955	4,047
Property, plant and equipment, net	2,227	1,892
Operating lease right of use assets, net	403	496
Investments in and advances to affiliates	717	651
Goodwill	159	163
Other non-current assets	283	254
Total assets	$7,744	$7,503
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$490	$516
Accounts payable	421	404
Deferred revenue	124	108
Operating lease liabilities	155	171
Other current liabilities	408	353
Total current liabilities	1,598	1,552
Long-term debt, less current maturities	703	708
Deferred income taxes	—	99
Long-term operating lease liabilities	279	360
Other non-current liabilities	393	350
Total non-current liabilities	1,375	1,517
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2022 and 2021	1	1
Accumulated other comprehensive loss	(446)	(432)
Retained earnings	5,197	4,847
Total Seaboard stockholders’ equity	4,752	4,416
Noncontrolling interests	19	18
Total equity	4,771	4,434
Total liabilities and stockholders’ equity	$7,744	$7,503

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2020	$1	$(471)	$4,287	$11	$3,828
Comprehensive income:
Net earnings	—	—	179	—	179
Other comprehensive income, net of tax	—	16	—	—	16
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 3, 2021	$1	$(455)	$4,463	$11	$4,020
Comprehensive income (loss):
Net earnings	—	—	176	—	176
Other comprehensive loss, net of tax	—	(11)	—	—	(11)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 3, 2021	$1	$(466)	$4,637	$11	$4,183
Comprehensive income:
Net earnings	—	—	94	—	94
Other comprehensive income, net of tax	—	9	—	—	9
Acquisition of noncontrolling interest	—	—	—	6	6
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, October 2, 2021	$1	$(457)	$4,729	$17	$4,290

Balances, December 31, 2021	$1	$(432)	$4,847	$18	$4,434
Comprehensive income (loss):
Net earnings	—	—	103	1	104
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 2, 2022	$1	$(433)	$4,947	$19	$4,534
Comprehensive income (loss):
Net earnings	—	—	108	—	108
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 2, 2022	$1	$(434)	$5,053	$19	$4,639
Comprehensive income (loss):
Net earnings	—	—	146	—	146
Other comprehensive loss, net of tax	—	(12)	—	—	(12)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, October 1, 2022	$1	$(446)	$5,197	$19	$4,771

See accompanying notes to condensed consolidated financial statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 1,	October 2,
(Millions of dollars)	2022	2021
Cash flows from operating activities:
Net earnings	$358	$449
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	163	131
Deferred income taxes	(103)	(30)
Income from affiliates	(94)	—
Dividends received from affiliates	23	30
Other investment loss (income), net	291	(108)
Other, net	26	17
Changes in assets and liabilities, net of dispositions:
Receivables, net of allowance for credit losses	(144)	(123)
Inventories	(160)	(343)
Other assets	(30)	(17)
Accounts payable	13	96
Other liabilities, exclusive of debt	34	(6)
Net cash from operating activities	377	96
Cash flows from investing activities:
Purchase of short-term investments	(447)	(1,777)
Proceeds from the sale of short-term investments	604	1,818
Proceeds from the maturity of short-term investments	15	25
Capital expenditures	(367)	(324)
Proceeds from the sale of property, plant and equipment	22	30
Acquisition of business	(58)	(7)
Principal payments received on notes receivable	4	21
Purchase of long-term investments	(113)	(77)
Proceeds from the sale of subsidiaries, net of cash sold	15	—
Proceeds from the sale of non-consolidated affiliates	13	—
Other, net	(13)	10
Net cash from investing activities	(325)	(281)
Cash flows from financing activities:
Uncommitted lines of credit, net	(5)	142
Draws under committed lines of credit	1,076	443
Repayments of committed lines of credit	(1,090)	(342)
Principal payments of long-term debt	(7)	(53)
Payments on finance leases	(28)	(9)
Dividends paid	(7)	(7)
Other, net	1	(1)
Net cash from financing activities	(60)	173
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net change in cash and cash equivalents	(5)	(14)
Cash and cash equivalents at beginning of year	75	76
Cash and cash equivalents at end of period	$70	$62

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

The condensed consolidated financial statements are unaudited and include the accounts of Seaboard Corporation and its subsidiaries (“Seaboard”). Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S”) have been condensed or omitted pursuant to such rules and regulations of the U.S. Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes of Seaboard included in our annual report on Form 10-K for the year ended December 31, 2021. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position as of October 1, 2022 and the results of operations and cash flows for the three and nine months then ended. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

Supplemental Cash Flow Information

Non-cash investing activities for the nine months ended October 1, 2022, included purchases of property, plant and equipment in accounts payable of $17 million. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Nine Months Ended
	October 1,	October 2,
(Millions of dollars)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145	$117
Operating cash flows from finance leases	5	3
Financing cash flows from finance leases	28	9
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$34	$153
Finance leases	113	49

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was related to an acquisition in the Pork segment of $4 million and foreign currency exchange losses of $8 million within the Commodity Trading and Milling (“CT&M”) segment. See Note 8 for further discussion of the acquisition. As of October 1, 2022, other intangible assets, included in other non-current assets, were $35 million, net of accumulated amortization of $38 million.

Income Taxes

For quarters, Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	October 1,	December 31,
(Millions of dollars)	2022	2021
Domestic equity securities	$413	$472
Domestic debt securities	352	542
Foreign equity securities	134	193
Foreign debt securities	91	133
Money market funds held in trading accounts	20	59
Other trading securities	13	17
Total trading short-term investments	$1,023	$1,416

The change in unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was ($65) million and ($220) million for the three and nine months ended October 1, 2022, respectively, and ($9) million and $7 million for the three and nine months ended October 2, 2021, respectively.

Seaboard had $16 million and $46 million of short-term investments denominated in foreign currencies, primarily euros, as of October 1, 2022 and December 31, 2021, respectively.

Seaboard had long-term investments of $187 million and $156 million as of October 1, 2022 and December 31, 2021, respectively, classified in other non-current assets on the consolidated balance sheets. These investments are primarily in a business development company (“BDC”), real estate and renewable energy facilities. The BDC investment is included in the fair value hierarchy table in Note 6 and the other investments are primarily accounted for under the equity method of accounting with any gains/losses recorded in other investment income (loss). During the second quarter of 2022, Seaboard committed to invest $52 million in a solar renewable energy project in Guam and received $46 million of federal investment tax credits upon commercial operation of the project that impacted Seaboard’s effective tax rate as a discrete item. Seaboard accounts for this solar investment using the flow-through method and recognized the impact of the investment tax credits in the period earned on a gross basis, with the charge related to the reduction of the investment recorded in other investment income (loss) offset by the benefit of the credits recorded in income tax benefit (expense). Seaboard funded $10 million of this commitment during the second quarter of 2022 and funded the remaining commitment of $42 million in the third quarter of 2022.

Note 3 – Inventories

The following is a summary of inventories:

	October 1,	December 31,
(Millions of dollars)	2022	2021
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$515	$489
Pork products and materials	72	64
Grains, oilseeds and other commodities	714	634
Biofuels and related credits	167	147
Other	95	92
Total inventories at lower of FIFO cost and NRV	1,563	1,426
Grain, flour and feed at lower of weighted average cost and NRV	253	237
Total inventories	$1,816	$1,663

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of October 1, 2022, the outstanding balances under committed and uncommitted lines of credit were $143 million and $347 million, respectively. Of the total outstanding balance as of October 1, 2022, $205 million was denominated in foreign currencies with $178 million denominated in the South African rand and the remaining in various other currencies. As of December 31, 2021, the outstanding balances under committed and uncommitted lines of credit were $157 million and $359 million, respectively. Of the total outstanding balance as of December 31, 2021, $218 million was denominated in foreign currencies, with $177 million denominated in the South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 6.19% and 2.71% as of October 1, 2022 and December 31, 2021, respectively.

As of both October 1, 2022 and December 31, 2021, Seaboard had a committed line of credit with borrowing capacity of $250 million. During the third quarter of 2022, Seaboard amended this committed line of credit agreement to extend the maturity date to December 31, 2022, and change the interest rate index from LIBOR to SOFR (Secured Overnight Financing Rate), as LIBOR will cease to exist after June 30, 2023.

Long-term Debt

Long-term debt includes borrowings under term loans and other contractual obligations, including notes payable. The interest rate on the Term Loan due 2028 was 4.74% and 1.73% as of October 1, 2022 and December 31, 2021, respectively.

The following is a summary of long-term debt:

	October 1,	December 31,
(Millions of dollars)	2022	2021
Term Loan due 2028	$672	$677
Foreign subsidiary obligations	1	1
Other long-term debt	38	39
Total debt at face value	711	717
Current maturities and unamortized discount and costs	(8)	(9)
Long-term debt, less current maturities and unamortized discount and costs	$703	$708

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of October 1, 2022.

Legal Proceedings

Helms-Burton Act Litigation

On July 21, 2021, a lawsuit was filed by an individual, Odette Blanco de Fernandez (“Ms. de Fernandez”), and the heirs (“Inheritors”) and estates (“Estates”) of four of her siblings (Ms. de Fernandez, together with the Inheritors and the Estates being referred to as the “Plaintiffs”) against Seaboard Corporation in the U.S. District Court for the District of Delaware (the “Delaware District Court”), making claims under Title III of the Cuban Liberty and Solidarity Act of 1996, also known as the Helms-Burton Act (the “Act”). The same Plaintiffs filed a separate lawsuit against Seaboard Marine Ltd. (“Seaboard Marine”) on December 20, 2020, in the U.S. District Court for the Southern District of Florida (the “Florida District Court”).

The Act provides that any person who knowingly and intentionally “traffics” in property which was confiscated by the Cuban government may be liable to any U.S. national who acquires an ownership interest in such property for money damages in an amount equal to the greater of the current fair market value of the property or the value of the property when confiscated, plus interest from the date of confiscation, reasonable attorneys’ fees and costs, and treble damages under certain circumstances. The complaint in each of the cases alleges that the Plaintiffs acquired ownership interests to a 70-year concession to develop port facilities at Mariel Bay, Cuba, and ownership of surrounding land, and that these and other property rights were confiscated by the Cuban government in 1960. The complaints further allege that Seaboard Corporation and Seaboard Marine knowingly and intentionally “trafficked” in the confiscated property within the meaning of the Act by carrying and/or directing cargo to the Port of Mariel.

The Florida District Court in the Seaboard Marine case dismissed the claims of the Inheritors and the Estates because they did not acquire the ownership claims prior to March 1996, as required by the Act. The remaining plaintiff, Ms. de Fernandez, contends she owns 20% of the companies that were granted the concession and owned land in or around Mariel Bay, Cuba. On August 19, 2022, the Florida District Court granted Seaboard Marine’s Motion for Summary

Judgement and entered a Final Judgment in favor of Seaboard Marine. On September 1, 2022, the Plaintiffs appealed the Final Judgment to the United States Court of Appeals for the Eleventh Circuit. The Plaintiffs’ appeal is pending.

As to the suit against Seaboard Corporation, on October 21, 2021, the Plaintiffs filed an amended complaint which principally added allegations that there were other callings made by Seaboard Marine at the Port of Mariel and that Seaboard Corporation engaged in a pattern of doing business with individuals and entities in contravention of U.S. foreign policy. Seaboard Corporation filed a Motion to Dismiss which is pending. On September 28, 2022, the Delaware District Court stayed this lawsuit against Seaboard Corporation until 30 days after the outcome of the appeal in the Seaboard Marine case.

The operative complaints in each lawsuit seek unspecified damages (including treble damages) and pre-filing interest as provided in the Act; pre-judgment interest; attorneys’ fees, costs and expenses; and such other relief as is just and proper. Seaboard Corporation and Seaboard Marine have meritorious defenses to the claims alleged in these matters and intend to vigorously defend these matters. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from either of these suits, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suits. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and if unfavorable, could result in a material liability.

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

On September 30, 2021, HSBC Bank (Uruguay) SA (“HSBC”), a creditor in the Cereoil bankruptcy proceeding pending in Uruguay, filed a suit in the U.S. District Court for the District of Kansas (the “Kansas District Court”) against Seaboard Corporation alleging claims for breach of contract, promissory estoppel, breach of the duty of good faith and fair dealing, unjust enrichment, fraud, negligent misrepresentation and fraud by concealment based upon a comfort letter, alleged statements by Cereoil personnel (including the Chief Financial Officer serving at the behest of Seaboard), and the same grain transactions that the Trustee challenges as fraudulent conveyances in the Cereoil bankruptcy in Uruguay discussed above. HSBC seeks $10 million plus interest and other relief in excess of $3.2 million. In March 2022, Seaboard filed a motion to dismiss HSBC’s claims on various grounds. On September 23, 2022, the Kansas District Court dismissed six of HSBC’s seven claims. Three of those claims, for fraud, negligent misrepresentation and fraud by concealment, can be re-filed by HSBC in Uruguay. The other three claims, for breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment, were dismissed with prejudice and cannot be re-filed unless HSBC successfully appeals the District Court order. The one claim not dismissed in this matter is for promissory estoppel. Seaboard believes that it has meritorious defenses to this claim and intends to vigorously defend it. Due to the early stage of the proceeding, it is impossible to determine the probability of a favorable or unfavorable outcome resulting from this remaining claim.

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

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of that debt in order to further Seaboard’s business objectives. As of October 1, 2022, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as the likelihood of loss is remote.

Note 5 – Employee Benefits

Seaboard has qualified defined benefit pension plans for its domestic salaried and clerical employees that were hired before January 1, 2014. Seaboard also sponsors non-qualified, unfunded supplemental executive plans.

The net periodic benefit cost for all plans was as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars)	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$3	$3	$7	$8
Interest cost	2	3	7	7
Expected return on plan assets	(3)	(3)	(10)	(9)
Amortization	1	2	4	7
Settlement loss recognized	—	—	—	3
Net periodic benefit cost	$3	$5	$8	$16

Note 6 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	Balance
	October 1,
(Millions of dollars)	2022	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$413	$413	$—	$—
Domestic debt securities	352	149	203	—
Foreign equity securities	134	134	—	—
Foreign debt securities	91	—	91	—
Money market funds held in trading accounts	20	20	—	—
Other trading securities	13	—	13	—
Trading securities – other current assets	25	24	1	—
Long-term investment - BDC	70	—	70	—
Derivatives	29	24	5	—
Total assets	$1,147	$764	$383	$—
Liabilities:
Contingent consideration	$19	$—	$—	$19
Derivatives	30	20	10	—
Total liabilities	$49	$20	$10	$19

	Balance
	December 31,
(Millions of dollars)	2021	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic debt securities	$542	$247	$295	$—
Domestic equity securities	472	472	—	—
Foreign equity securities	193	193	—	—
Foreign debt securities	133	2	131	—
Money market funds held in trading accounts	59	59	—	—
Other trading securities	17	—	17	—
Trading securities – other current assets	29	28	1	—
Long-term investment - BDC	81	—	—	81
Derivatives	11	6	5	—
Total assets	$1,537	$1,007	$449	$81
Liabilities:
Contingent consideration	$18	$—	$—	$18
Derivatives	10	5	5	—
Total liabilities	$28	$5	$5	$18

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

Seaboard has a long-term investment in a BDC that primarily lends to and invests in debt securities of privately held companies. This long-term investment is valued at net asset value (“NAV”), but is subject to contractual sale restrictions pursuant to shareholder arrangements. During the third quarter of 2022, Seaboard early adopted recent guidance from the Financial Accounting Standards Board that clarifies these restrictions are not security specific and should not impact the fair value. As a result of this adoption, the BDC investment’s liquidity discount of $1 million was removed and accordingly, the instrument is now classified as level 2 rather than level 3.

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

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		October 1,	December 31,
(Millions)	Metric	2022	2021
Commodities:
Grain	Bushels	21	1
Soybean oil	Pounds	53	20
Heating oil	Gallons	—	15
Foreign currencies	U.S. dollar	54	95

Credit risks associated with these derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and uses margin accounts for some contracts. As of October 1, 2022, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $5 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		October 1,	December 31,		October 1,	December 31,
(Millions of dollars)		2022	2021		2022	2021
Commodities	Other current assets	$24	$6	Other current liabilities	$20	$5
Foreign currencies	Other current assets	5	5	Other current liabilities	10	5

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of October 1, 2022 and December 31, 2021, the commodity derivatives had a margin account balance of $34 million and $28 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $38 million and $29 million, respectively.

The following table provides the amount of gain or (loss) for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Nine Months Ended
		October 1,	October 2,	October 1,	October 2,
(Millions of dollars)		2022	2021	2022	2021
Commodities	Cost of sales	$13	$(12)	$(45)	$(32)
Foreign currencies	Cost of sales	(19)	6	(25)	9
Foreign currencies	Foreign currency gains (losses), net	9	1	18	4
Interest rate swaps	Interest expense	—	(1)	—	5
Equity futures	Other investment income (loss), net	—	(1)	—	(1)

During the third quarter of 2021, all of Seaboard’s interest rate swap agreements were terminated. Seaboard paid fixed-rate interest payments at a weighted-average interest rate of 0.26% and received variable-rate interest payments based on the one-month LIBOR from the counterparty without the exchange of the underlying notional amounts of $400 million.

Note 7 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative Foreign		Cumulative
	Currency Translation		Unrecognized
(Millions of dollars)	Adjustment		Pension Cost		Total
Balance December 31, 2021	$(368)		$(64)		$(432)
Other comprehensive loss before reclassifications	(10)		(1)		(11)
Amounts reclassified from AOCL to net earnings	9	(b)	1	(a)	10
Other comprehensive loss, net of tax	(1)		—		(1)
Balance April 2, 2022	$(369)		$(64)		$(433)
Other comprehensive loss before reclassifications	(2)		—		(2)
Amounts reclassified from AOCL to net earnings	—		1	(a)	1
Other comprehensive income (loss), net of tax	(2)		1		(1)
Balance July 2, 2022	$(371)		$(63)		$(434)
Other comprehensive loss before reclassifications	(15)		—		(15)
Amounts reclassified from AOCL to net earnings	—		3	(a)	3
Other comprehensive income (loss), net of tax	(15)		3		(12)
Balance October 1, 2022	$(386)		$(60)		$(446)

	Cumulative Foreign		Cumulative
	Currency Translation		Unrecognized
(Millions of dollars)	Adjustment		Pension Cost		Total
Balance December 31, 2020	$(376)		$(95)		$(471)
Other comprehensive income (loss) before reclassifications	15		(1)		14
Amounts reclassified from AOCL to net earnings	—		2	(a)	2
Other comprehensive income (loss), net of tax	15		1		16
Balance April 3, 2021	$(361)		$(94)		$(455)
Other comprehensive loss before reclassifications	(15)		(1)		(16)
Amounts reclassified from AOCL to net earnings	—		5	(a)	5
Other comprehensive income (loss), net of tax	(15)		4		(11)
Balance July 3, 2021	$(376)		$(90)		$(466)
Other comprehensive income before reclassifications	8		—		8
Amounts reclassified from AOCL to net earnings	—		1	(a)	1
Other comprehensive income, net of tax	8		1		9
Balance October 2, 2021	$(368)		$(89)		$(457)
(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.
(b)	This reclassification adjustment primarily reflects the recognition of a currency translation adjustment upon the disposition of a CT&M business in Brazil whose functional currency was the Brazilian real. Upon management’s commitment to a plan to dispose, substantially all of this adjustment was previously recognized as an impairment in cost of sales for the year ended December 31, 2021. During the first quarter of 2022, cash proceeds of $4 million, net of cash sold, were received, and accounts receivable of $3 million were recognized for working capital adjustments and other pending matters.

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

On September 2, 2022, Seaboard’s Pork segment acquired hog inventory and certain hog farms in the central U.S. from The Maschhoffs, LLC for total cash consideration of $58 million. These additional farms increase the Pork segment’s sow base, resulting in less reliance on third-party hog suppliers. The purchase was recorded at fair value and the preliminary purchase price allocation was $9 million to inventories, $45 million to property, plant and equipment and $4 million to goodwill. Goodwill represents the assembled workforce and the benefits of acquiring an existing operation.

During the second quarter of 2022, Seaboard’s CT&M segment sold a 20% interest in a protein and commodity trading company to the majority owner for cash proceeds of $12 million. After this transaction, Seaboard retains a 20% interest.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

Net Sales:	Three Months Ended October 1, 2022
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$500	$1,598	$—	$30	$—	$4	$2,132
Transportation	3	—	525	—	—	—	528
Energy	167	—	—	3	52	—	222
Other	8	5	—	—	—	—	13
Segment/Consolidated Totals	$678	$1,603	$525	$33	$52	$4	$2,895

Net Sales:	Three Months Ended October 2, 2021
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$527	$1,264	$—	$29	$—	$4	$1,824
Transportation	3	—	343	—	—	—	346
Energy	84	—	—	3	10	—	97
Other	6	3	—	—	—	—	9
Segment/Consolidated Totals	$620	$1,267	$343	$32	$10	$4	$2,276

Net Sales:	Nine Months Ended October 1, 2022
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,504	$4,872	$—	$85	$—	$12	$6,473
Transportation	8	—	1,514	—	—	1	1,523
Energy	428	—	—	3	117	—	548
Other	21	12	—	—	—	—	33
Segment/Consolidated Totals	$1,961	$4,884	$1,514	$88	$117	$13	$8,577

Net Sales:	Nine Months Ended October 2, 2021
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,618	$3,784	$—	$79	$—	$11	$5,492
Transportation	6	—	962	—	—	1	969
Energy	236	—	—	5	34	—	275
Other	18	11	—	—	—	—	29
Segment/Consolidated Totals	$1,878	$3,795	$962	$84	$34	$12	$6,765

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

Operating Income (Loss):	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars)	2022	2021	2022	2021
Pork	$(51)	$52	$(23)	$242
CT&M	49	25	91	57
Marine	155	42	423	95
Sugar and Alcohol	1	—	3	—
Power	7	(3)	8	(10)
All Other	—	—	1	1
Segment Totals	161	116	503	385
Corporate	(6)	(4)	(10)	(16)
Consolidated Totals	$155	$112	$493	$369

Income (Loss) from Affiliates:	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars)	2022	2021	2022	2021
Pork	$5	$—	$12	$(2)
CT&M	10	7	19	17
Marine	—	2	3	4
Sugar and Alcohol	—	—	—	—
Power	—	—	—	—
Turkey	33	(10)	60	(19)
Segment/Consolidated Totals	$48	$(1)	$94	$—

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

Total Assets:	October 1,	December 31,
(Millions of dollars)	2022	2021
Pork	$2,582	$2,265
CT&M	2,164	2,054
Marine	854	749
Sugar and Alcohol	158	155
Power	349	359
Turkey	307	245
All Other	7	7
Segment Totals	6,421	5,834
Corporate	1,323	1,669
Consolidated Totals	$7,744	$7,503

Investments in and Advances to Affiliates:	October 1,	December 31,
(Millions of dollars)	2022	2021
Pork	$155	$142
CT&M	215	224
Marine	35	33
Sugar and Alcohol	2	4
Power	3	3
Turkey	307	245
Segment/Consolidated Totals	$717	$651

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of October 1, 2022 and December 31, 2021, Butterball had total assets of $1.2 billion and $1.0 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$552	$464	$1,368	$1,176
Operating income (loss)	$65	$(15)	$105	$(35)
Net earnings (loss)	$63	$(18)	$114	$(36)

Since 2010, Seaboard held warrants, which upon exercise for a nominal price, enabled Seaboard to acquire an additional 5% equity interest in Butterball. The warrants qualified for equity treatment under accounting standards and were classified as investments in and advances to affiliates in the consolidated balance sheets. Seaboard could exercise these warrants at any time prior to December 31, 2025, when the warrants would have expired. Butterball had the right to repurchase the warrants for fair market value. The warrant agreement essentially provided Seaboard with a 52.5% economic interest, as these warrants were in substance an additional equity interest. Therefore, Seaboard has historically recorded 52.5% of Butterball’s earnings as income (loss) from affiliates in the consolidated statements of comprehensive income. On April 19, 2022, Seaboard exercised these warrants for nominal consideration to acquire the additional 5% of the issued and outstanding stock units in Butterball, resulting in no impact to the financial statements. All significant corporate governance matters upon exercise are still to be shared equally between Seaboard and its partner in Butterball. Seaboard did not acquire any new consequential rights upon exercise of the warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, Seaboard’s consolidated financial statements and the accompanying notes included in Part I, Item 1 of this quarterly report on Form 10-Q and within Seaboard’s annual report on Form 10-K filed for the year ended December 31, 2021. Certain statements in this report contain forward-looking statements. See the section below entitled “Forward-looking Statements” for more information on these forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements.

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

Liquidity includes cash and cash equivalents, short-term investments and availability under line of credit facilities. As of October 1, 2022, Seaboard had cash and short-term investments of nearly $1.1 billion and additional total net working capital of $1.3 billion. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total Amount
(Millions of dollars)	Available
Short-term uncommitted and committed lines	$1,094
Amounts drawn against lines	(490)
Available borrowing capacity as of October 1, 2022	$604

As of October 1, 2022, $65 million of the $1.1 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. Seaboard intends to continue permanently reinvesting these funds outside the United States (“U.S.”) as current plans do not demonstrate a need to repatriate them to fund Seaboard’s U.S. operations. For any planned repatriation to the U.S., Seaboard would record applicable deferred taxes for state or foreign withholding taxes.

Cash Flows

Cash and short-term investments as of October 1, 2022 decreased $398 million from December 31, 2021. The decrease was primarily due to liquidation of short-term investments for working capital and capital expenditure needs and the valuation of short-term investments due to the volatility in the capital markets. Cash from operating activities increased $281 million for the nine months ended October 1, 2022, compared to the same period in 2021, primarily due to higher cash earnings.

During the nine months ended October 1, 2022, Seaboard invested $367 million in property, plant and equipment, of which $223 million was invested in the Pork segment for biogas recovery projects, normal replacement of breeding herd and other investments, and $128 million was invested in the Marine segment primarily to purchase two used vessels and fund installment payments on vessels under construction.

For the remainder of 2022, management has budgeted capital expenditures totaling approximately $245 million. Planned expenditures in the Pork segment are primarily for biogas recovery projects, a 15-megawatt solar field in Hugoton, Kansas, and other investments. At certain hog farms, the Pork segment is constructing biogas recovery facilities to capture methane from its hog lagoons and inject it as natural renewable gas into the local pipeline infrastructure. Planned expenditures for the Marine segment include installment payments on vessels under construction. During the third quarter of 2022, Seaboard’s Marine segment executed contracts to build three additional dual-fueled ships that are estimated to cost $62 million each for a total cash outlay of approximately $186 million. The payments for all six vessels under construction are made in accordance with milestones achieved over the course of construction. The three initial vessels are expected to be complete in 2024 and the three additional vessels are expected to be complete in 2025. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Seaboard’s Pork segment purchased a hog farm operation during the third quarter of 2022 for $58 million of cash consideration. Future investments are expected to accommodate this growth. Also, Seaboard continues to make long-term investments in renewable energy facilities and real estate with $113 million in contributions for the nine months ended October 1, 2022.

Seaboard’s line of credit balances are used to fund working capital and investment in capital expenditures, as needed. Seaboard’s primary debt outstanding is a Term Loan due in 2028 with a balance of $672 million as of October 1, 2022. See Note 4 to the condensed consolidated financial statements for further discussion of lines of credit and long-term debt.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods of 2022 increased $619 million and $1.8 billion, respectively, compared to the same periods in 2021. The increase for the three and nine month periods primarily reflected higher sales prices and volumes of certain commodities in the CT&M segment, higher freight rates in the Marine segment, the commencement of operations of a second barge in the Power segment, and higher biodiesel credit sales, partially offset by lower volumes of market hogs and pork products sold in the Pork segment.

Operating income increased $43 million and $124 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and nine month periods primarily reflected higher voyage revenue in the Marine segment, higher margins on certain commodities in the CT&M segment and more power generation in the Power segment, partially offset by lower margins on pork product and market hog sales in the Pork segment.

Pork Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$678	$620	$1,961	$1,878
Operating income (loss)	$(51)	$52	$(23)	$242
Income (loss) from affiliates	$5	$—	$12	$(2)

Net sales for the Pork segment increased $58 million and $83 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three month period primarily reflected higher sales of biofuel credits, and to a lesser extent, higher biodiesel and pork product prices, partially offset by lower volumes and prices of market hogs and lower volumes for pork products sold. The increase for the nine month period primarily reflected increased sales of biofuel credits and higher biodiesel and pork product prices, largely offset by a decrease in volumes of biodiesel and pork products sold and lower volumes and prices of market hogs sold.

Operating income for the Pork segment decreased $103 million and $265 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The decrease for the three month period primarily reflected lower margins on pork product and market hog sales due to higher costs of hogs, including an inventory adjustment, and higher feed and plant processing costs. During the third quarter of 2022, the Pork segment recorded a lower of cost or market inventory valuation adjustment associated with a combination of factors, including the decline in quoted market hog prices and higher grain costs during the period. The decrease for the nine month period primarily reflected lower margins on pork product and market hog sales due to higher costs of hogs, including an inventory adjustment, and higher feed and plant processing costs, biodiesel-related mark-to-market derivative contract losses, higher feedstock costs for biofuel operations and higher start-up costs for renewable diesel operations. During the third quarter of 2022, the renewable diesel plant in Hugoton, Kansas, began commercial operations. Management is unable to predict market prices for pork products or biodiesel or the costs of feed or third-party hogs for future periods. Based on current conditions, management predicts this segment will not be profitable for the remainder of 2022.

Income from affiliates increased $5 million and $14 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase primarily reflected improved operations at the Pork segment’s pork processing plant affiliate.

CT&M Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$1,603	$1,267	$4,884	$3,795
Operating income as reported	$49	$25	$91	$57
Mark-to-market adjustments	(1)	(13)	26	8
Operating income excluding mark-to-market adjustments	$48	$12	$117	$65
Income from affiliates	$10	$7	$19	$17

Net sales for the CT&M segment increased $336 million and $1.1 billion for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and nine month periods primarily reflected higher sales prices, and to a lesser extent, higher volumes of certain commodities to third-party customers, offset by lower volumes to affiliates.

Operating income for this segment increased $24 million and $34 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and nine month periods primarily reflected higher margins on certain commodities and costs associated with operational changes recorded in the third quarter of 2021 not repeated in the current year, partially offset by derivative contract losses related to mark-to-market adjustments. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment for the remainder of 2022, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $1 million and higher by $26 million for the three and nine month periods of 2022, respectively, and lower by $13 million and higher by $8 million for the three and nine month periods of 2021, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As commodities are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2022. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$525	$343	$1,514	$962
Operating income	$155	$42	$423	$95

Net sales for the Marine segment increased $182 million and $552 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three month period of 2022 primarily reflected higher freight rates, partially offset by lower cargo volumes. The increase for the nine month period of 2022 primarily reflected higher freight rates, and to a lesser extent, higher cargo volumes.

Operating income increased $113 million and $328 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and nine month periods primarily reflected higher revenues, partially offset by higher voyage related costs, including charter hire costs, fuel costs, and other operational costs primarily due to increased prices. Management cannot predict changes in fuel costs or other voyage costs, cargo volumes or cargo rates for future periods; however, management anticipates this segment will be profitable for the remainder of 2022.

Sugar and Alcohol Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$33	$32	$88	$84
Operating income	$1	$—	$3	$—

Net sales for the Sugar and Alcohol segment increased $1 million and $4 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and nine month periods primarily reflected higher prices of alcohol and sugar sold, partially offset by lower volumes of alcohol, sugar and energy sold as a result of low inventory levels from recent harvests. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar.

Operating income for the Sugar and Alcohol segment increased $1 million and $3 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. For the three and nine month periods, the increase primarily reflected higher margins on sugar and alcohol sales and lower selling, general and administrative expenses, partially offset by lower volumes sold. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate for future periods. Based on these conditions, management cannot predict if this segment will be profitable for the remainder of 2022.

Power Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars)	2022	2021	2022	2021
Net sales	$52	$10	$117	$34
Operating income (loss)	$7	$(3)	$8	$(10)

Net sales for the Power segment increased $42 million and $83 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three month period primarily reflected more power generation from the operation of both power barges, EDM II and EDM III, partially offset by lower spot market rates. The increase for the nine month period primarily reflected more power generation from the operation of both power barges and higher spot market rates as a result of higher fuel prices. During the second quarter of 2022, EDM III, the new barge, was placed in service with capacity to generate 148 megawatts of electricity.

Operating income for the Power segment increased $10 million and $18 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and nine month periods primarily reflected higher revenues, partially offset by higher operational costs, including fuel costs. Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods; however, management anticipates this segment will be profitable for the remainder of 2022. Management continues to explore strategic alternatives, including a sale or relocation, for EDM II, the barge that began operations in 2012.

Turkey Segment

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Millions of dollars)	2022	2021	2022	2021
Income (loss) from affiliates	$33	$(10)	$60	$(19)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The increase in income from affiliates for the three month period of 2022 compared to the same period in 2021 was primarily the result of higher selling prices due to product mix and grain-related mark-to-market derivative contract gains, partially offset by lower volumes of turkey products sold and higher feed costs. The increase in income from affiliates for the nine month period of 2022 compared to the same period in 2021 was primarily the result of higher selling prices and Seaboard’s portion of a gain on the sale of a business, partially offset by lower volumes of turkey products sold and higher feed, plant production and transportation costs. Management is unable to predict market prices for turkey products or the cost of feed for future periods; however, management anticipates this segment will be profitable for the remainder of 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $4 million and $9 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three and nine month periods was primarily the result of higher personnel costs related to wages and other benefits and higher consulting costs, partially offset by lower pension settlements and costs associated with Seaboard’s deferred compensation program. The deferred compensation program costs are offset by the effect of the mark-to-market on investments recorded in other investment income (loss), net.

Interest Expense

Interest expense increased $2 million and $16 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The increase for the three month period was primarily related to higher interest rates on more outstanding debt, partially offset by adjustments to a contingent consideration liability discussed further in Note 6 to the condensed consolidated financial statements. The increase for the nine month period was primarily related to higher interest rates on more outstanding debt and mark-to-market gains on interest rate swap agreements in the prior year. During the third quarter of 2021, Seaboard early terminated all of its interest rate swap agreements.

Other Investment Income (Loss), Net

Other investment income (loss), net, decreased $55 million and $399 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021. The decrease for the three-month period was primarily due to mark-to-market fluctuations on investments. The decrease for the nine-month period was primarily due to mark-to-market fluctuations on investments, lesser amounts of realized gains and a $46 million charge recorded during the second quarter of 2022 related to a long-term solar energy investment discussed further in Note 2 to the condensed consolidated financial statements. The charge on this long-term investment is offset with the benefit of the investment tax credits recorded in income tax benefit (expense).

Foreign Currency Gains (Losses), Net

Foreign currency gains (losses), net, increased $4 million and $14 million for the three and nine month periods of 2022, respectively, compared to the same periods in 2021 primarily due to fluctuations in the South African rand and fluctuations of other currency exchange rates in several foreign countries.

Income Tax Benefit (Expense)

The effective tax rate for the three and nine month periods of 2022 decreased compared to the same respective periods in 2021 primarily due to an increase in federal investment tax credits available for the nine month period of 2022. See Note 2 to the condensed consolidated financial statements for further discussion of these credits.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 1, 2022. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended October 1, 2022 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. Such factors include risks associated with international operations, deterioration of economic conditions, interest rate fluctuations, inflation, supply chain and labor market disruptions, stock price fluctuations, decentralization of operations, investments in non-consolidated affiliates, cyber-attacks and cybersecurity breaches, the food industry, fluctuations in commodity prices, difficulties in obtaining and retaining appropriate personnel, disruptions of operations of suppliers and co-packers, ocean transportation, fluctuations in fuel costs, general risks of litigation, compliance with complex rules and regulations, including stringent environmental regulation, and specific risks relating to Seaboard's segments. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K, as supplemented in this Form 10-Q, describes these factors and identifies other important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seaboard Corporation
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin
Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: November 1, 2022

by:	/s/ Michael D. Trollinger
Michael D. Trollinger
Senior Vice President, Corporate Controller
and Chief Accounting Officer

(principal accounting officer)

Date: November 1, 2022