Form 10-K
period 2022-12-31
SEABOARD CORP /DE/
filed 2023-02-14
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                         ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                              ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              Yes ☐ No ☒

The aggregate market value of the 253,186 shares of Seaboard common stock held by nonaffiliates was approximately $975,629,464, based on the closing price of $3,853.41 per share on July 2, 2022, the end of Seaboard’s most recently completed second fiscal quarter. As of January 31, 2023, the number of shares of common stock outstanding was 1,160,779.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2022.

SEABOARD CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2022

PART I

Forward-looking Statements

This report, including information included or incorporated by reference in this report, contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard Corporation and its subsidiaries (“Seaboard”). Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “plans,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions.

In more specific terms, forward-looking statements include, without limitation:

●	statements concerning the projection of revenues, income or loss, capital expenditures, capital structure or other financial items;
●	statements regarding the plans and objectives of management for future operations;
●	statements of future economic performance;
●	statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:
(i)	Seaboard’s ability to obtain adequate financing and liquidity;
(ii)	the price of feed stocks and other materials used by Seaboard;
(iii)	the sale price or market conditions for pork, agricultural commodities, renewable and biodiesel, sugar, alcohol, turkey and other products and services;
(iv)	the recorded tax effects under certain circumstances and changes in tax laws;
(v)	the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling (“CT&M”) segment;
(vi)	the charter hire rates and fuel prices for vessels;
(vii)	the fuel costs and related spot market prices for electricity in the Dominican Republic;
(viii)	the effect of the fluctuation in foreign currency exchange rates;
(ix)	the profitability or sales volume of any of Seaboard’s segments;
(x)	the anticipated costs and completion timetables for Seaboard’s capital improvements, acquisitions and dispositions;
(xi)	the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities;
(xii)	potential future impact on Seaboard’s business of new legislation, rules or policies;
(xiii)	adverse results in pending litigation matters; or
(xiv)	other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Item 1. Business

General Development of Business

Seaboard Corporation and its subsidiaries (collectively, “Seaboard”) together comprise a diversified group of companies that operate worldwide in agricultural and ocean transport businesses. Seaboard is primarily engaged in hog production and pork processing in the United States (“U.S.”); commodity trading and grain processing in Africa and South America; cargo shipping services in the U.S., Caribbean and Central and South America; sugar and alcohol production in Argentina; and electric power generation in the Dominican Republic. Seaboard also has an equity method investment in Butterball, LLC (“Butterball”), a producer and processor of turkey products.

Approximately 77% of the outstanding common stock of Seaboard is collectively owned by Seaboard Flour LLC and SFC Preferred, LLC, which are Delaware limited liability companies. Ellen Bresky, the Chairwoman of the Board of Directors, and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred, LLC.

Seaboard’s diverse operations are relatively decentralized, with each segment having a management team that operates independently of the others. At certain segments, Seaboard uses vertical integration to increase its supply chain reliability. To achieve vertical integration, Seaboard has made acquisitions and invested in strategic joint ventures. All of Seaboard’s segments provide basic essential goods or services, including food, energy and transportation. Accordingly, most of Seaboard’s operations are heavily commodity-driven, resulting in high volatility to market prices and a cyclical nature of financial performance.

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey. Each segment’s contribution to net sales and operating income (loss), and its respective assets and capital expenditures are included in Note 13 to the consolidated financial statements. Seaboard operates in over 45 countries, with a concentration in the U.S. and countries in Central and South America and Africa. Additional information regarding sales and property, plant and equipment located in foreign locations is also included in Note 13 to the consolidated financial statements.

Description of Segments

Pork Segment - Seaboard, through its subsidiary Seaboard Foods LLC, is a vertically integrated pork producer that primarily produces and sells pork products to further processors, foodservice operators, distributors and grocery stores. This segment sells to U.S. customers and exports to Japan, Mexico, China and numerous other foreign markets. Seaboard’s hog production facilities consist of genetic and commercial breeding, farrowing, nursery and finishing buildings.

Seaboard has a 50% noncontrolling interest in Seaboard Triumph Foods, LLC (“STF”), which operates a pork processing plant located in Iowa, with a capacity to process approximately six million market hogs annually. Seaboard and Triumph Foods, LLC (“Triumph”), an independent pork processor, supply a portion of the hogs processed at the STF plant. The Pork segment also has a 50% noncontrolling interest in Daily’s Premium Meats, LLC (“Daily’s”), which produces and markets raw and pre-cooked bacon using pork bellies primarily sourced from Seaboard, Triumph and STF, at its locations in Utah, Montana and Missouri. Seaboard has marketing agreements with STF, Daily’s and Triumph to market their products and has a margin-sharing arrangement with Triumph that considers the average sales price, standard costs and the mix of products sold from the Seaboard and Triumph pork processing plants. In 2022, Seaboard’s Pork segment sold to Triumph a 50% interest in Seaboard de Mexico USA LLC, its ham-boning and processing plant in Mexico.

The Pork segment produces biodiesel at facilities in Oklahoma and Missouri and renewable diesel at a facility in Kansas, which began operations during the third quarter of 2022. These products are produced from pork fat supplied by the Oklahoma pork processing plant and other animal fats and vegetable oils purchased from third parties and sold to fuel blenders for distribution.

CT&M Segment - Seaboard’s CT&M segment, which is managed under the name of Seaboard Overseas and Trading Group, is an integrated agricultural commodity trading, processing and logistics company. Seaboard’s CT&M segment has ownership interests in several non-consolidated affiliates to further its business strategies. Overall, the CT&M segment, including its affiliates, has facilities in 27 countries, primarily in Africa and South America. The majority of the trading business is transacted with chartered ships or vessels this segment owns.

Marine Segment - Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign-affiliated companies and third-party agents, provides cargo shipping services in the U.S. and 26 countries in the Caribbean and Central and South America. This segment’s primary operations are in Miami, Florida, and include a marine terminal and an off-port warehouse for cargo consolidation and temporary storage. Scheduled port calls are made in Brooklyn, New York; Houston, Texas; New Orleans, Louisiana; Philadelphia, Pennsylvania; Savannah, Georgia; and various foreign ports in the

Caribbean and Central and South America. A network of offices and agents are used to sell freight services and this segment’s capabilities allow transport by truck or rail of import and export cargo to and from various U.S. and foreign ports. This segment’s fleet consists of 17 chartered and six owned vessels as of December 31, 2022, as well as dry, refrigerated and specialized containers.

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

Power Segment - Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., is an independent power producer generating electricity for the Dominican Republic power grid. It is not directly involved in the transmission or distribution of electricity and is exempt from regulations under the Public Utility Holding Company Act of 1938, as amended. Seaboard’s Power segment uses two power-generating barges for its current operations. The barge that began operations in 2012, named Estrella Del Mar II (“EDM II”), is capable of using natural gas or heavy fuel oil to produce up to 108 megawatts of electricity. The barge that began operations in 2022, named Estrella Del Mar III (“EDM III”), can generate approximately 148 megawatts of electricity using natural gas. While EDM II remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Turkey Segment - Seaboard has a 52.5% noncontrolling interest in Butterball, a producer and processor of conventional and antibiotic-free turkey products. Butterball is a national supplier to retail stores, foodservice outlets and industrial entities, and to a lesser extent, exports products to Mexico and other foreign markets.

Other Businesses

Seaboard, through its subsidiary, Mount Dora Farms, Inc., processes jalapeño peppers at its plant in Honduras which are primarily shipped to and sold in the U.S.

Customers

Seaboard does not have sales to any one customer equal to 10% or more of consolidated revenues. The Sugar and Alcohol segment had two bioethanol customers that collectively represented 35%-46% of its total sales in each of the last three years. The Power segment sells power in the Dominican Republic to wholly government-owned distribution companies and other spot-market customers. The Turkey segment had two retail customers that collectively represented approximately 27% of its total sales in each of the last three years.

Competitive Conditions

Competition in Seaboard’s Pork segment comes from a variety of regional, national and international producers and processors and is based primarily on product quality, customer service and price. According to S&P Global in 2022, Seaboard Foods LLC was ranked number three in hog production in the U.S. based on only this segment’s sows in production and number four in pork processing in the U.S. based on daily processing capacity, including Triumph’s and STF’s capacity.

Seaboard’s CT&M segment faces competition from numerous traders around the world and imported grain-processed products or other local producers in the same industries.

Seaboard’s Marine segment faces competition based on price, reliable sailing frequencies and customer service.

Seaboard’s Sugar and Alcohol segment owns one of the largest sugar mills in Argentina and faces significant competition for sugar and alcohol sales in the local Argentine market. Sugar and alcohol prices in Argentina can fluctuate compared to world markets due to foreign currency, Argentine government price controls and protection policies.

For Seaboard’s Power segment, the Dominican government sets a cap on the electricity spot market prices and establishes the dispatch order of who sells into the power grid based on a merit list. To sell to the power grid, Seaboard competes with producers utilizing various types of fuel and generation technologies, including hydro, solar, wind, natural gas, heavy fuel oil, diesel or coal. Renewable energy producers and producers who have lower variable operating costs to operate may receive dispatch preference from the Dominican government. EDM III, which was completed in 2022, uses gas turbines instead of engines and is more efficient than Seaboard’s dual-fueled barge, EDM II.

Competition within specific product categories and sales channels for the Turkey segment comes from a variety of regional and national producers and processors and is based primarily on brand, product quality, customer service and price.

Seasonal Business

The Turkey business is seasonal for whole birds and related products, with the holiday season driving the majority of those sales. Seaboard’s other segments are not seasonally dependent to any material extent.

Research and Development

The majority of Seaboard’s research and development occurs in the Pork segment. Within hog production operations, activities are directed at improving the genetics, health and feed efficiency of hogs. The plant processing operations focuses on increasing meat quality, as well as other manufacturing process improvements. Seaboard has also invested research and development resources in the development of biodiesel plants and a renewable diesel facility.

Raw Materials and Sources of Supply

During 2022, Seaboard raised approximately 90% of the hogs processed at its processing plant in Oklahoma, with the remaining hog requirements purchased primarily under contracts from independent producers. The CT&M segment sources, transports and markets approximately 14 million metric tons per year of wheat, corn, soybeans, soybean meal and other commodities, generally purchased from farmers, grain elevators and wholesale merchants. Changes in origination sources, weather patterns, planting forecasts and consumption patterns may impact supply and demand and related commodity prices in this segment. The Sugar segment supplied approximately 80% of the sugar cane processed in its facility.

Fuel is a significant raw material for the Power segment. EDM III only operates on natural gas and there is only one supplier in the Dominican Republic. The dispatch of EDM II is dependent on the effective sourcing of heavy fuel oil or natural gas at competitive prices. The Power segment has entered into a long-term fuel supply agreement to ensure natural gas is available for EDM III’s expected operations. The Turkey segment purchases a significant portion of its grain used in the manufacturing of feed for its turkeys in North Carolina from Seaboard’s partner in Butterball. Also, Butterball purchases poults for its operations from one supplier that has multiple locations.

Intellectual Property

Seaboard believes there is recognition of the registered trademarks identified below in the various industries Seaboard serves. While Seaboard considers all of its intellectual and proprietary rights important, Seaboard believes its business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right. The Pork segment uses trademarks, including Seaboard Foods®, Seaboard Farms®, Seaboard EnergyTM, Prairie Fresh®, Prairie Fresh USA Prime®, Our Farms, Our Commitment®, St. Joe Pork® and Cook-in Bag®. The CT&M segment uses trademarks, including Mothers Pride® and Zambia’s Pride® in Zambia, Thunderbolt Flour® and Maid Marian® in Guyana, GMA® and Top Pain® in Ivory Coast, GMD® and Jarga® in Senegal and Wayne® in Ecuador. The Marine segment uses trademarks, including Seaboard Marine® and Seaboard Solutions®. The Sugar and Alcohol segment uses trademarks, including Chango®, Chango Premium® and Tabacal®. The Turkey segment uses trademarks, including, Butterball®, Carolina Turkey® and Farm to Family Butterball®.

Human Capital Resources

Generally, Seaboard’s segments operate autonomously to implement the human capital strategies that best meet the diverse needs of the workforce, industry, competitive environment and legal requirements of the countries it operates in. This often includes developing location-specific employee benefits, policies, programs and practices. Although individual programs and benefits vary by location, all segments align with Seaboard’s core principles which emphasize health and safety, financial wellness, learning and development, and global diversity and acceptance.

As of December 31, 2022, Seaboard had approximately 13,000 total employees, of whom approximately 52% were in the U.S., 31% were in the Caribbean, Latin and South America and 17% were in Africa.

The following is an approximate employee breakdown by segment as of December 31, 2022:

	United States	Caribbean, Latin America, South America	Africa	Other	Total
Pork
Total Employees	5,590	—	—	—	5,590
% Union	36%	—	—	—	36%
CTM
Total Employees	30	651	2,100	58	2,839
% Union	0%	9%	49%	0%	38%
Marine
Total Employees	915	1,527	—	—	2,442
% Union	0%	0%	—	—	0%
Sugar & Alcohol
Total Employees	—	1,159	—	—	1,159
% Union	—	75%	—	—	75%
Power
Total Employees	—	230	—	—	230
% Union	—	0%	—	—	0%
Corporate & All Other
Total Employees	75	279	—	—	354
% Union	0%	0%	—	—	0%
Total Employees	6,610	3,846	2,100	58	12,614
Total % Union	30%	24%	49%	0%	32%

Substantially all of the Pork segment’s hourly employees at its processing plant are covered by a collective bargaining agreement that expires in 2026. In the CT&M segment, approximately 38% of employees at mills, primarily in Africa and South America, are subject to collective bargaining agreements with various unions under agreements that expire between 2023 and 2025. In the Sugar and Alcohol segment, substantially all of its hourly mill employees in Argentina are covered by a collective bargaining agreement that renews in April of each year. Seaboard believes it has good relationships with its employees and their representative labor organizations and experienced no work stoppages at any of its locations during 2022.

Seaboard’s employees are critical to operational success and their health and safety is a top priority. All full-time domestic employees are eligible to receive medical and dental benefits and participate in wellness programs. The Power segment subsidizes 85% of the employee’s and families’ medical coverage. Almost all Marine and CT&M foreign locations have either company-subsidized private health coverage or public health coverage as mandated by their local governments. All employees of the Sugar and Alcohol segment are eligible for subsidized health coverage either through the company or under a union medical program. The Pork, Sugar and Alcohol and Power segments have health clinics onsite at their respective principal locations.

At times, recruitment and retention can be a challenge for certain locations in the Pork and CT&M segments. In 2022, the Pork segment had a retention rate of approximately 75% primarily due to its nature of work and rural locations, and approximately 25% of the Pork segment’s workforce is dependent upon employment visas in different production areas. In the CT&M segment, which has operations in developing countries, challenges associated with safety and political instability exist from time to time, which may create challenges in identifying and retaining qualified local and expatriate personnel.

Flexible compensation and benefit strategies are developed by Seaboard’s segments to attract and retain employees and reduce turnover and associated costs. Seaboard provides competitive pay, paid time off, holidays and other benefits depending on location. All domestic employees that work over a certain number of hours are eligible to participate in the company-sponsored 401K retirement savings plan. At many of the foreign locations, Seaboard participates in government-required pension funds on behalf of its employees. Additional benefits are determined by the segment, but often include employee discounts on products produced such as meat and sugar in the Pork and Sugar and Alcohol segments, respectively, and back-to-school supply donations in the Power Segment.

Seaboard’s segments also provide on-the-job training and various professional development opportunities. For example, full time employees with at least one year of service in the Pork segment are eligible for tuition reimbursement, and the segment has developed a comprehensive training program to promote internal employees to management positions. In the Marine segment, employees are provided training courses through an online platform, including industry-specific, job-specific and general skills courses, and heavy equipment operators have a formal training program with a certain number of hours that must be met before promotion.

Because Seaboard operates around the world, global diversity and acceptance are critical for continued success, including at the highest levels, where 40% of Seaboard’s board of directors are female, including the chairwoman.

Governmental Regulations

Environmental Matters

Seaboard’s Pork segment and Turkey segment are subject to numerous federal, state and local laws and regulations relating to the environment, such as treatment of wastewater and air emissions, that require the expenditure of funds in the ordinary course of business. Seaboard’s Pork and Turkey segments do not anticipate making expenditures for these purposes that, in the aggregate, would have a material effect on Seaboard’s financial condition or results of operations. Seaboard’s Marine and CT&M segments’ vessels are subject to environment regulations related to fuel efficiency, which may cause certain vessels to reduce their speed, potentially impacting voyage routes. Seaboard’s Power segment must receive permits from local authorities to operate, including environmental licenses, among others, and these permits may be canceled or not renewed. The environmental permits for both EDM II and EDM III run through September 2023. The renewal process has been initiated and it is expected that each barge will have its corresponding permit valid for a minimum of 2 years.

Other Regulations

As a company with global operations, Seaboard is subject to complex foreign and U.S. laws and regulations, including food safety, labor laws, trade regulations, tariffs, import and export regulations, foreign exchange regulations and anti-bribery and corruption laws. Seaboard has policies and procedures in place to require compliance with these laws and regulations. To date, Seaboard’s compliance actions and costs relating to these laws, rules and regulations have not resulted in a material effect on Seaboard’s financial condition or results of operations. Governmental regulations are subject to change, and accordingly, Seaboard is unable to assess the possible effect of compliance with future requirements or whether compliance with such regulations will materially impact Seaboard’s business in the future.

Available Information

Access to all Securities and Exchange Commission (“SEC”) filings, including Seaboard’s annual reports on Form 10-K, quarterly reports on 10-Q, current reports on 8-K and all amendments to those reports are available, free of charge, on its website at www.seaboardcorp.com/investors as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Seaboard does not intend for information contained in its website to be part of this Form 10-K. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Name (Age)	Positions and Offices
Robert L. Steer (63)	President and Chief Executive Officer
David M. Becker (61)	Executive Vice President, General Counsel and Secretary
David H. Rankin (51)	Executive Vice President, Chief Financial Officer
Michael D. Trollinger (54)	Senior Vice President, Corporate Controller and Chief Accounting Officer
Ty A. Tywater (53)	Senior Vice President, Audit Services
Jacob A. Bresky (35)	Vice President, International
Benjamin R. Hodes (37)	Vice President, Finance
Adriana N. Hoskins (53)	Vice President and Treasurer
Elizabeth A. Loudon (58)	Vice President, Tax
James T. Hubler (44)	Assistant Secretary
Zachery J. Holden (55)	Assistant Secretary
Emma A. Beltz-Vacas (45)	Assistant Treasurer
Peter B. Brown (60)	President, Seaboard Foods LLC
David M. Dannov (61)	President, Seaboard Overseas and Trading Group
Edward A. Gonzalez (57)	President, Seaboard Marine Ltd.

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

Mr. Bresky has served as Vice President, International since July 2020, concurrently while also serving as Vice President of Industrial Operations with the Seaboard Overseas and Trading Group (“SOTG”). Prior to that, he served in various roles with SOTG for more than seven years. On January 9, 2023, Mr. Bresky was appointed as President and Chief Executive Officer of SOTG.

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

Mr. Holden has served as Assistant Secretary since June 2010, and also serves as Vice President and General Counsel with SOTG.

Ms. Beltz-Vacas has served as Assistant Treasurer since January 2021 and previously as Treasury Director since July 2014.

Mr. Brown has served as President of Seaboard Foods LLC since January 2021. Prior to joining Seaboard Foods LLC, Mr. Brown was the Chief Operating Officer of Butterball, LLC for almost two years and President and Chief Operating Officer at High Liner Foods from 2014 to 2018.

Mr. Dannov served as President of SOTG since August 2006. On January 9, 2023, Mr. Dannov resigned from this position, but will continue with SOTG and assist as needed.

Mr. Gonzalez has served as President of Seaboard Marine Ltd. since January 2005.

Item 1A. Risk Factors

Business and Operational Risks

(1)	International Operations May Present Certain Risks. Seaboard’s international activities, some of which are in lesser-developed countries, pose risks not faced by companies that limit themselves to U.S. markets. These risks include:
●	changes in foreign currency exchange rates, currency inconvertibility and devaluation;
●	foreign currency exchange or retail price controls;
●	hyperinflation;
●	heightened customer credit and execution risk;
●	border restrictions, tariffs, bilateral trade disputes, quotas, trade barriers, import or export licensing requirements and other trade protection measures;
●	border closings by foreign countries to the import of products or other limitations on Seaboard’s ability to access materials or ports, including due to animal disease or other perceived health or safety issues;
●	changes in tax laws, including rules on a global minimum tax from the Organisation for Economic Co-operation and Development (“OECD”) or country-specific laws that resemble the OECD rules;
●	legal and regulatory structures and unexpected changes in legal and regulatory requirements and any additional compliance costs that may arise;
●	negative perception within a foreign country of a U.S. company doing business in that foreign country;
●	compliance with domestic and foreign laws and regulations for conducting international business such as Foreign Account Tax Compliance Act, Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations and United Kingdom Bribery Act;
●	government instability, expropriation, confiscation, war, civil unrest, and corruption; and
●	enforcement and compliance of local laws and remedies in foreign jurisdictions, including inconsistent application or enforcement, including tax laws, and related uncertainties affecting legal proceedings and lawsuits.

Accordingly, revenues, operating income and cash flows from international operations could fluctuate significantly from year to year. In addition, border restrictions and foreign government policies and regulations could restrict the purchase of various commodities, reducing Seaboard’s ability to access materials or ports, or limiting sales prices for products sold in local markets.

(2)	Russia’s Invasion of Ukraine Could Directly or Indirectly Affect the Business. In February 2022, the Russian government commenced a war against Ukraine, resulting in significant disruption to financial and commodity markets. The Black Sea region is a major exporter of wheat, corn and other commodity products to the world, and the disruption of supply has caused volatility in prices and margins of these commodities and related products. Although Seaboard has no operational footprint in either country, the conflict may continue to impact global commodity, energy and input costs. Additionally, in response to the war, the U.S., other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, have announced enhanced export controls and targeted economic sanctions on Russia, certain Russian citizens, and Russian enterprises. Any continuation or escalation of the war may trigger a series of additional export controls and economic and other sanctions. Seaboard or its affiliates may trade in commodities originating from Russia and/or Ukraine as allowable by law. However, any future commodity trades involving Russian originated commodities could be directly or indirectly impacted by export controls, economic sanctions and the ability to collect on contracts, any of which, along with the volatility in commodities prices and margins could negatively impact Seaboard’s financial condition, results of operations and the market price of its common stock. Seaboard complies with all sanctions, domestic and foreign laws and regulations applicable to its business activities.
(3)	Deterioration of Economic Conditions Could Adversely Affect the Business. Seaboard’s business may be adversely affected by changes in national or global economic conditions, including recessions, inflation, interest rates (including the LIBOR phase-out in June 2023), availability of capital markets, consumer spending rates, energy availability and costs, supply chain and labor market disruptions, impacts caused by highly pathogenic disease outbreaks and other public health emergencies, and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for and production of Seaboard’s meat products, grains, shipping services and other products, or the cost and availability of needed raw materials and packaging materials, or workforce availability, thereby negatively affecting Seaboard’s business, financial condition and results of operations. The national and global economic conditions, could, among other things:
●	impair the financial condition of some of Seaboard’s customers and suppliers, thereby increasing customer bad debts or non-performance by customers and suppliers;
●	negatively impact global demand for protein and grain-based products, which could result in a reduction of revenues, operating income and cash flows;
●	decrease the value of Seaboard’s investments in equity and debt securities, including short-term investments used for liquidity and pension plan assets, causing losses that would adversely impact Seaboard’s net earnings; and
●	impair the financial viability of Seaboard’s insurers.
(4)	Seaboard’s Common Stock Is Thinly Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held and thinly traded on a daily basis on the NYSE American. Seaboard Flour LLC and SFC Preferred, LLC, which are beneficially owned by the Bresky family, hold approximately 77% of Seaboard’s outstanding common stock. Accordingly, the price of a share of Seaboard common stock could fluctuate more significantly from day-to-day than that of a share of more widely held stock that is actively traded on a daily basis.
(5)	Decentralization May Present Certain Risks. Seaboard’s operations are relatively decentralized in comparison with its peers. While Seaboard’s executive management believes this practice enables it to remain responsive to risks, opportunities and to customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that executive management may be slower or less able to identify or react to problems affecting a key business than in a more centralized environment. In addition, it means that Seaboard may be slower to detect compliance-related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or Seaboard’s internal policies) and that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect Seaboard’s business, financial condition or results of operations.
(6)	Investments in Non-Consolidated Affiliates May Present Certain Risks. Seaboard has several equity method investments in which it generally owns 50% or less, with various third-party business partners owning the remaining equity. Due to the ownership structure of these affiliates, Seaboard participates in board of director’s or comparable governing body’s decisions but does not control the decision-making processes. Seaboard could be exposed to various business risks if the business partners’ business decisions do not align with Seaboard’s best interests, which could adversely impact the results for Seaboard’s income (loss) from affiliates.
(7)	Cyber-Attacks or Cybersecurity Breaches Could Adversely Affect the Business. Seaboard may be adversely impacted if it is unable to protect its information technology systems against, or effectively respond to, cyber-attacks or cybersecurity breaches. Seaboard may also be adversely impacted if third parties on whom Seaboard relies are unable to similarly protect their information technology systems. Attempted cyber-attacks and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise. Any significant penetration, invasion, destruction, or interruption of these systems could negatively impact operations. Additionally, there is a risk of business interruption and reputational damage from the unauthorized disclosure of confidential information and a risk of loss to financial assets related to manipulated electronic communications, including additional costs for increased security, system remediation and breach detection. If Seaboard is unable to prevent such breaches or failures or if a third party on whom Seaboard relies is unable to prevent such breaches or failures, Seaboard’s operations could be disrupted or it could negatively impact Seaboard’s financial condition, results of operations and the market price of its common stock.

Industry Risks

(1)	The Food Industry May Present Certain Risks. The food products manufacturing industry is subject to the risks posed by:
●	food spoilage;

●	food contamination, including contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, E coli and aflatoxin;
●	food allergens;
●	adverse weather and climate change risks;
●	evolving consumer preferences and nutritional and health-related concerns, including plant-based proteins;
●	international, federal, state and local food processing regulations;
●	the possible unavailability and/or expense of liability insurance;
●	consumer product liability claims;
●	product recall;
●	product tampering; and
●	public perception of food production practices, including handling of production and live animals.

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

(2)	Health Risks to Animals Could Adversely Affect Production and the Supply of Raw Materials. Seaboard is subject to risks relating to its ability to maintain animal health and control diseases. If the Pork segment’s hogs or if Butterball’s turkeys are affected by disease, Seaboard could be required to destroy infected animals, which could adversely affect this segment’s production or ability to sell or export its products. The general health of the hogs and turkeys and their respective reproductive performance could have an adverse impact on production and production costs, the supply of raw material to their processing operations and consumer confidence. Moreover, the herd or flock health of third-party suppliers could adversely affect the supply and cost of hogs or turkeys available for purchase. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of these segments’ food products.
(3)	Fluctuations in Commodity Prices May Present Certain Risks. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities for products which it sells and competing products, all of which are determined by constantly changing market forces, as well as other factors, over which Seaboard has little to no control, including inflationary risks.
●	In the Pork and Turkey segments, commodity pork and turkey prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh meat and competing proteins on the market.
●	In the CT&M segment, fluctuating worldwide prices for wheat, corn, soybeans, soybean meal and, to a lesser degree, various other agricultural commodity products could also be caused by European flour exports, donated food aid, flour dumping practices and worldwide and local crop production.

These fluctuating market conditions could have a significant impact on Seaboard’s sales, value of commodities held in inventory and operating income.

(4)	Increases in Costs of Feed Components and Third-Party Purchases Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and turkeys and could be materially affected by commodity price fluctuations for corn and soybean meal. The costs may also be impacted by inflation. The results of the Pork and Turkey segments could be negatively affected by increased costs of its feed components. The cost and supply of feed components and the third-party purchases are determined by constantly changing market forces of supply and demand, which are driven by matters over which these segments have no control, including inflation, weather, current and projected worldwide grain stocks and prices, grain export prices, subsidies and tariffs, and governmental agricultural policies. These segments attempt to manage certain of these risks through the use of commodity derivatives; however, this may also limit the ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork and turkey prices correspondingly increase, increases in the prices of feed components and costs of third-party purchases would adversely affect the segments’ operating margins and the value of Seaboard’s investment in Butterball. In the Pork segment, approximately 10% of this segment’s slaughtered hogs were purchased from third parties in 2022.

(5)	Difficulties Obtaining and Retaining Appropriate Personnel. Seaboard is dependent on having a sufficient number of properly trained operations personnel.
●	In the Pork and Turkey segments, the nature of the work and rural locations at some processing plants and production operations, along with restrictive national policy on immigration, have affected and could continue to negatively affect the availability and cost of labor.
●	In the CT&M segment, the loss of a key employee such as a commodity trader could have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and retaining business with various foreign customers. Also, employing and retaining qualified expatriate personnel at the mills and other operating facilities are key elements to success given the difficult living conditions, the unique operating environments and the reliance on a relatively small number of executives to manage individual locations.

The geographic areas in which Seaboard operates have also experienced labor shortages resulting in higher labor costs. The inability to acquire and retain the services of such personnel, or increased costs associated with the acquisition and retention of such personnel, could have a material adverse effect on Seaboard’s operations.

(6)	The Loss or Closure of the Segments’ Principal Properties Could Adversely Affect the Business. The closure, even temporarily, loss of or damage to any of the segments’ plants for any reason, including highly pathogenic disease outbreaks, fire, weather, such as tornado, hurricane or earthquake, or the occurrence of adverse governmental action or labor unrest resulting in labor strikes could adversely affect the business of the affected segment and have a material adverse effect on Seaboard’s business, financial condition and results of operations.
●	The Pork segment is largely dependent on the continued operation at full capacity of its Oklahoma pork processing plant and the STF plant. This segment provided approximately one-third of STF’s hogs for processing during 2022 and also markets substantially all pork products produced.
●	In the Marine segment, port operations can be subject to disruption due to hurricanes or other adverse weather conditions, and any associated damage could take significant time to repair while cargos would move to other ports of entry. Recovering those volumes could prove difficult.
●	The Sugar and Alcohol segment is largely dependent on the continued operation of a single sugar mill.
●	Although Butterball has three processing plants and three further processing plants, Butterball is disproportionately dependent on the continued operation of the processing plant in North Carolina, that handles a significant volume of the production of further processed turkey products.
(7)	Disruption of Operations at Co-packers or Other Suppliers Could Adversely Affect the Business. Disruption of operations at co‑packers or other suppliers may impact Seaboard’s product or raw material supply. Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may also adversely affect Seaboard’s financial results.
(8)	Ocean Transportation May Present Certain Risks. Seaboard’s owned and chartered vessels along with related cargoes are at risk of being damaged, lost or incurring excess cost because of events such as:
●	inclement weather;
●	mechanical failures;
●	grounding, fire, explosions and collisions;
●	human error;
●	war, piracy and terrorism; and
●	port access and congestion.

Any of these hazards could result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of Seaboard’s vessels were involved in an incident, the resulting negative public perception could have a material adverse effect on Seaboard’s business, financial condition and results of operations.

(9)	Fluctuations in Fuel Costs Could Adversely Affect the Business. Fuel is a large expense for the Marine and Power segments and also impacts the CT&M segment’s results. Fuel prices can vary greatly from year to year. While such fluctuations may be offset through fuel surcharges or other mechanisms, such mechanisms do not act with precision in terms of timing and amount and may not adjust revenues enough to offset the increase in costs.

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
(2)	Operations Are Subject to Complex Laws and Regulations. Federal, state and local laws, and domestic and international regulations governing worker health and safety, food safety and animal health and welfare, port and terminal security and the operation of vessels, including fuel regulations, significantly affect revenues, costs and the manner or feasibility of doing business. Some requirements applicable to Seaboard may also be enforced by citizen groups.
●	In the Pork segment, select states have implemented varying standards related to the required living conditions for breeding sows. Some laws apply to animals grown in the state of enactment while, more recently, several states have enacted laws that prohibit the sale of meat from non-compliant animals grown in any of the fifty states or foreign countries. Diversity of standards for housing sows requires each producer to implement separate record-keeping to track compliant animals through the growing process to the processing plant, and finished products from the processing plant to third-party purchasers. Such laws can also impose civil and criminal penalties for failing to comply. Animal production assets have long expected useful lives. The enactment of more stringent standards can impair the value of existing assets, increase the cost of production and distribution, lower the value of non-compliant products and/or disrupt the market for pork which could result in a reduction in the sales prices of pork products. Incrementally, strict growing standards could cause the creation of regional markets of compliant products or require the industry to build compliant assets for each market. For example, the state of California enacted the Farm Animal Confinement Initiative (“Proposition 12”) which became fully effective January 1, 2022. Proposition 12 prohibits the sale within the state of certain uncooked pork produced from breeding sows or their offspring unless certain conditions are met. However, the ultimate impact of Proposition 12 is currently pending before the U.S. Supreme Court. A California Superior Court has also issued a judgment declaring that Proposition 12 is not enforceable until July 1, 2023. Similarly, Massachusetts Question 3 would prohibit the sale of certain pork products within the state of Massachusetts, as well as the shipment of certain pork products through the state. This initiative has also been challenged in court and enforcement of Massachusetts Question 3 is currently stayed until 30 days after a decision is reached by the Supreme Court case challenging the constitutionality of Proposition 12. The volume of such pork sold into California and Massachusetts accounted for approximately 5% of Seaboard’s direct sales for the year ended December 31, 2022, in addition to indirect sales through further processor customers.
●	In the Marine segment, many aspects of the shipping industry, including rate agreements and vessel cost sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, as well as regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require capital investments or operational changes. As an example, this segment may be adversely impacted by changes in vessel fuel consumption efficiency requirements. Certain ships, based on their capacity and other factors, may have to meet certain energy usage standards while sailing. The net effect could be that ships, particularly small ones which are less efficient on a twenty-foot equivalent unit basis, might need to reduce speed to consume less fuel. Failure to comply may result in administrative and civil penalties, criminal sanctions, the suspension or termination of Seaboard’s operations or detention of its vessels.
●	In the Sugar and Alcohol segment, Seaboard’s alcohol production facility is affected by Argentine government regulations regarding production quotas, fuel blends and sales prices in the bioethanol market.

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

Specific Pork Segment Risks

(1)	The Operating Profit of the Biodiesel and Renewable Diesel Production Facilities Could Be Adversely Impacted by Various Factors. The profitability of this segment’s biodiesel and renewable diesel plants could be adversely affected by various factors, including the market price of pork fat, other animal fats and vegetable oils, all of which are utilized to produce biodiesel and renewable diesel, and the market price for biodiesel and renewable diesel, which is influenced by inflation, world oil prices and government mandates and incentives to use biofuels. Unfavorable changes in these prices over extended periods of time or adverse changes in government mandates and incentives to use biofuels could adversely affect this segment’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to these facilities. In August 2022, the President of the U.S. signed the Inflation Reduction Act into law which extended the federal blender’s credits through 2024 and created a new clean fuel production credit. This new credit is based on the greenhouse gas emissions factor of fuel produced and sold during 2025 through 2027. This credit may not be renewed and could be less than the federal blender’s credit.
(2)	Further Difficulties Could Be Experienced in the Start-up of the New Renewable Diesel Production Facility. Commercial operations at this segment’s new renewable diesel production facility commenced in the third quarter of 2022, but it is taking longer than planned to reach consistent operations at full capacity. Difficulties encountered in the start-up of operations could have adverse effects on results of operations.

Specific Commodity Trading and Milling Segment Risks

(1)	This Segment Uses Derivative Products to Manage Certain Market Risks. This segment enters into various commodity derivative and foreign exchange derivative transactions to create what management believes are economic hedges for commodity trades it executes or intends to execute with its customers. Failure to execute or improper execution of a derivative position, or a firmly committed sale or purchase contract, or a speculative transaction that closes without the desired result or exposure to counter party risk could have an adverse impact on the results of operations and liquidity.
(2)	This Segment Faces Increasing Competition from Several Sources. This segment is experiencing increasing competition in certain foreign markets by well-capitalized originators, traders of commodities making sales directly to end-use customers, and industrial-asset owners that compete in the same markets as this segment. If various competing raw material originators refuse to sell commodities to Seaboard for sale in these foreign markets, it could be more challenging for this segment to purchase commodities for sale to its customers at competitive prices. Also, competition with imported products or other local producers impact this segment’s industrial operations. This segment’s sales volume and sale prices for commodities to customers, as well as results of operations, could be adversely impacted by such increased competition.

Specific Marine Segment Risks

(1)	This Segment’s Services Are Affected by International Trade and Fluctuating Freight Rates. This segment provides cargo shipping services in the U.S. and in many different countries in the Caribbean and Central and South America. In addition to the risks of overseas operations, fluctuations in economic conditions, inflation and unstable or hostile local political situations in the countries in which this segment operates could affect trade volumes and cargo freight rates, as well as adversely affect this segment’s results of operations.
(2)	Chartered Ships Are Subject to Fluctuating Rates and Availability. Time-charter expenses are one of this segment’s largest expenses. These costs, and availability of ships, can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a long-term charter contract will be favorable to this segment’s business. Accordingly, entering into either long-term charter hire contracts during periods of decreasing charter hire costs or short-term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on this segment’s results of operations. This segment purchases space, also known as slots, on certain third-party operated vessels, and these ship providers may not be reliable and cause shipment delays or other challenges.

Specific Sugar and Alcohol Segment Risks

(1)	This Segment Depends on the Condition of the Argentine Economy, Currency and Political Climate. This segment operates a sugar mill, alcohol production and power generation facility in Argentina. Fluctuations in economic conditions or changes in the Argentine political climate could have an impact on the costs of operations, the sales prices of products, export opportunities and the exchange rate of the Argentine peso to the U.S. dollar.

Local sales prices for retail sugar and bioethanol are affected by government price controls, and domestic sugar prices are affected by import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets. If import duties are changed, this could have a negative impact on the sales prices of this segment’s products. In addition, the majority of this segment’s sales are within Argentina, and any Argentine government attempts to control inflation through price controls on products, including sugar and alcohol, could adversely impact the local sales prices of this segment’s products and the results of operations for this segment.
(2)	This Segment Is Subject to Weather, Climate Change, Crop Disease and Pest Risks. This segment may be adversely affected by numerous factors over which it has little or no control, including adverse weather and growing conditions, climate change risks, pest and disease problems. Of these risks, weather and adverse climate change particularly could adversely affect the amount and quality of the sugarcane produced by this segment and/or its competitors located in other regions of Argentina.
(3)	Labor Relations Challenges Could Adversely Affect Operations. This segment is dependent on unionized labor at its sugar mill in Argentina. The political and economic environment in Argentina can make labor relations very challenging. Contributing to the situation are the historical policies of Argentina’s government and the failure of the Argentine courts to enforce contractual obligations with unions and basic property rights. Interruptions in production as a result of labor unrest could adversely affect operations, including the quantity of sugarcane harvested, the amount of sugar, alcohol and power produced and could interfere with the distribution of products stored at the facility.

Specific Power Segment Risks

(1)	This Segment’s Services Are Affected by Competition from More Efficient Energy Producers. This segment sells the power it generates primarily to government-owned distribution companies, and the government can decide which power units will be able to operate. Typically, dispatch is done based on a merit list with lower-cost power plants dispatched before those with higher costs. More efficient power producer competitors, such as from renewable energy, including hydro, solar, and wind, or other nonrenewable energy sources like coal, are less costly to operate and could cause the demand for this segment’s energy to decline and the spot market rates to decline as well, which will adversely affect this segment’s results of operations.
(2)	Supply of Natural Gas Is Limited in the Dominican Republic. Supply of natural gas in the Dominican Republic is limited to one primary supplier. EDM III only operates on natural gas, but EDM II can run on other types of fuel. Supply disruptions of natural gas could have an adverse impact on this segment’s operating income.
(3)	This Segment Depends on the Condition of the Dominican Republic Economy, Currency and Political Climate. Fluctuations in economic conditions or changes in the Dominican Republic political climate could have an impact on the costs of operations, the sales prices of products and the exchange rate of the Dominican peso to the U.S. dollar. In addition to significant currency fluctuations and the other risks of overseas operations, this segment could experience difficulty in obtaining timely collections of trade receivables from the government-owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. Currently, the Dominican Republic does not allow a free market to enable prices to rise with demand as the supply is restricted due to insufficient cash flow from electric distributors and the subsidy the government provides, which could limit this segment’s profitability.
(4)	This Segment May Be Unable to Renew Certain Permits. This segment’s barges are subject to various permitting requirements imposed by the Dominican government. A major risk inherent in this segment’s operations is the need to renew permits, and any delay or failure to obtain a renewal permit could have a significant impact on this segment’s operations.

Specific Turkey Segment Risks

(1)	Adverse Operating Results or Inability to Renew Financing Could Result in Need for Raising Additional Capital. Butterball has third-party bank loan facilities that are secured by substantially all of the assets of Butterball. Adverse operating results or economic conditions could cause Butterball to default on such loan facilities or cause lenders to not renew or extend existing financing, which could result in a significant adverse impact on Butterball’s financial position. As a result, Seaboard or other investors may need to make additional capital investment or provide financing to Butterball, which could adversely impact Butterball’s results of operations, liquidity position or negatively impact the value, or cause dilution, of Seaboard’s investment in Butterball.
(2)	Decreased Perception of Value in the Butterball Brand and Changes in Consumer Preferences Could Adversely Affect Sales Quantity and Price of Butterball Products. Butterball is a premium brand name, built on a long history of offering quality products that has been differentiated in the market. The value of the Butterball brand allows for sales of a higher unit price for certain products compared to other turkey providers. In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts and develop new products. Consumer product preferences continue to evolve as a result of, among other things, shifting consumer demographics; inflationary and recessionary risks; changes in consumer lifestyles; digital shopping patterns; and competitive product and pricing pressures. If Butterball’s products fail to meet consumer preferences, or Butterball fails to introduce new products or product extensions on a timely basis, the brand value could diminish significantly. In addition, negative news reports for any reason related to Butterball specifically or the turkey/poultry industry generally could negatively impact this brand perception, Butterball’s results of operations and the value of Seaboard’s investment in Butterball.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Management believes that Seaboard’s present facilities are adequate and suitable for its current purposes. Seaboard’s principal properties by segment are described below:

(1)   Pork - Seaboard’s Pork segment owns a pork processing plant in Oklahoma. It has a double-shift capacity to process approximately six million hogs annually and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations can breed and raise approximately eight million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This segment owns and operates eight centrally located feed mills, which have a combined capacity to produce approximately three million tons of formulated feed annually. These feed mills are used primarily to support existing hog production and have the capability of supporting additional hog production in the future. These facilities are located in Iowa, Oklahoma, Texas, Kansas and Colorado. The Pork segment owns biodiesel plants in Oklahoma and Missouri, with the capacity to produce 46 million gallons and 30 million gallons, respectively, of biodiesel annually, and a renewable diesel plant in Kansas with capacity to produce 85 million gallons of renewable diesel annually. The renewable diesel plant began operations in the third quarter of 2022 and it is expected operations will reach capacity later in 2023. The Pork segment uses a terminal facility in California with a maximum throughput capacity to store and distribute approximately 300 million gallons of fuel per year.

(2)   Commodity Trading and Milling - Seaboard’s CT&M segment operates milling facilities at 13 locations in 9 countries and has 11 trading offices in 10 countries. The milling facilities located in Ecuador, Ghana, Guyana, Mozambique, Peru, Republic of Congo, and Zambia own the land and plants. There are additional milling facilities located in Ivory Coast, Republic of Congo, Senegal and Zambia where the land is leased under long-term agreements. These facilities produce approximately two million metric tons of wheat flour, maize meal, manufactured feed and oilseed crush commodities per year in addition to other related grain-based products. Certain foreign milling operations may operate at less than full capacity due to low demand, poor consumer purchasing power, excess milling capacity in their competitive environment or imported flour. Seaboard’s CT&M segment owns three 18,900 metric ton deadweight dry bulk vessels and charters between 26 to 55 bulk vessels with deadweights of up to 176,000 metric tons under short-term agreements.

(3)   Marine - Seaboard’s Marine segment leases approximately 297,000 square feet of off-port warehouse space and 87 acres of port terminal land and facilities in Miami, Florida, which are used in its containerized cargo operations. Seaboard’s Marine segment also leases an approximate 77-acre cargo handling and marine terminal facility in Houston, Texas, which includes several warehouses totaling approximately 648,000 square feet for cargo storage. The Marine segment owns six ocean cargo vessels with deadweights of up to approximately 34,000 metric tons. Seaboard’s Marine segment has six new vessels under construction, with three vessels expected to be completed in 2024 and the other three vessels in 2025. Also, this segment charters 17 vessels under contracts with a remaining average term of 15 months with deadweights of up to approximately 34,700 metric tons. Seaboard’s Marine segment owns or leases dry, refrigerated and specialized containers and other related equipment.

(4)   Sugar and Alcohol - Seaboard’s Sugar and Alcohol segment owns nearly 70,000 acres of cultivated land to grow sugarcane and a sugar mill with an annual capacity to crush approximately three million metric tons of sugar cane. The facility, including an alcohol distillery, has an annual production capacity of approximately 250,000 metric tons of sugar if maximizing sugar production, and approximately 33 million gallons of alcohol if maximizing alcohol production. Depending on the market conditions, this segment can produce more sugar and less alcohol, or vice versa. This capacity is sufficient to process all of the cane harvested by this segment and additional quantities purchased from third-party farmers in the region. The sugarcane fields, processing mill, distillery and 51-megawatt cogeneration power plant are located in northern Argentina in the Salta Province. This area experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar, alcohol and power produced.

(5)   Power - Seaboard’s Power segment owns two power-generating barges that are secured on the Ozama River in Santo Domingo, Dominican Republic. EDM II and EDM III can generate approximately 108 megawatts and 148 megawatts, respectively, of electricity.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Seaboard’s common stock is traded on the NYSE American under the symbol SEB. Seaboard had 3,347 stockholders of record of its common stock as of January 31, 2023.

Stock Performance Graph

The SEC requires a five-year comparison of Seaboard’s stock performance with that of an appropriate broad equity market index and similar industry index. Since there is no single industry index to compare stock performance, the companies comprising the Dow Jones U.S. Food Products and Dow Jones U.S. Marine Transportation Industry indices (the “Peer Group”) were chosen as the second comparison.

The following line graph shows a five-year comparison of cumulative total return for Seaboard Corporation, the NYSE American Index and the companies comprising the Peer Group, weighted by market capitalization for the five fiscal years commencing December 31, 2017 and ending December 31, 2022.

The comparison of cumulative total returns presented in the above graph was plotted using the following index values and common stock price values:

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22

Seaboard Corporation	$100.00	$80.35	$96.75	$69.19	$90.04	$86.59
NYSE American	$100.00	$82.80	$91.24	$86.80	$111.40	$107.09
Peer Group	$100.00	$82.87	$104.56	$108.18	$124.97	$138.78

In each of the four quarters of 2022, 2021 and 2020, Seaboard declared and paid quarterly dividends of $2.25 per share of common stock. Seaboard’s Board of Directors intends that Seaboard will continue to pay quarterly dividends for the reasonably foreseeable future, with such future dividends and the amount of any such dividends being subject to the determination, declaration and discretion of Seaboard’s Board of Directors and dependent upon factors such as Seaboard’s financial condition, results of operations, and current and anticipated cash needs, including capital requirements. As discussed in Note 7 to the consolidated financial statements, Seaboard’s ability to declare and pay dividends is subject to limitations imposed by debt agreements.

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock or options, rights or warrants with respect to Seaboard common stock, may be granted.

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

Pork Segment

The Pork segment primarily produces hogs to process and sells pork products throughout the U.S. and to foreign markets. Sales prices are directly affected by both domestic and worldwide supply and demand for pork products and other proteins. Feed accounts for the largest input cost in raising hogs and is materially affected by price changes for corn and soybean meal. Market prices for hogs purchased from third parties for processing at the plant also represent a major cost factor. This segment’s profitability is susceptible to commodity price fluctuations and its operating income and cash flows can materially fluctuate from year to year, significantly affecting Seaboard’s consolidated operating income and cash flows. This segment is Seaboard’s most capital-intensive segment, representing approximately 61% of Seaboard’s total fixed assets and approximately 50% of total inventories as of December 31, 2022. With the plant generally operating near capacity, Seaboard is continually looking for ways to enhance the plant’s operational efficiency, while also looking to increase margins by introducing new, higher margin value-added products. This segment also produces biodiesel and renewable diesel and related credits for sale to third parties. Sales prices are affected by the supply and demand of diesel and environmental credit initiatives.

CT&M Segment

The CT&M segment provides integrated agricultural commodity trading, processing and logistics services. The majority of its sales are derived from sourcing agricultural commodities from multiple origins which are delivered to third-party and affiliate customers in various international locations. This segment’s sales are also significantly affected by fluctuating prices of various commodities, such as wheat, corn and soybean meal. Exports from various countries can exacerbate volatile market conditions that may have a significant impact on this segment’s sales and operating income. Profit margins are sometimes protected through commodity derivatives and other risk management practices. The execution of these purchase and delivery transactions have long cycles of completion, which may extend for several months with a high degree of price volatility. As a result, these factors can significantly affect sales volumes, operating income, working capital and related cash flows from period to period. This segment represents approximately 44% of Seaboard’s total inventories as of December 31, 2022. Consolidated subsidiaries and non-consolidated affiliates operate the grain processing facilities in foreign countries that are, in most cases, lesser developed and can be significantly impacted by changes in local crop production, political instability and local government policies, as well as fluctuations in economic and industry conditions and foreign currency exchange rates. This segment has invested in several entities in recent years and continues to seek opportunities to expand its business.

Marine Segment

The Marine segment provides cargo shipping services in the U.S., the Caribbean and Central and South America. Fluctuations in economic conditions and political instability in the regions or countries in which this segment operates may affect trade volumes and operating profits. In addition, freight rates can fluctuate depending on regional supply and demand for shipping services. Since this segment time-charters ocean cargo vessels, it is affected by fluctuations in charter hire rates as well as fuel costs. This segment continues to explore ways to increase volumes on existing routes while seeking opportunities to broaden its route structure in the regions it serves.

Sugar and Alcohol Segment

The Sugar and Alcohol segment produces and processes sugar and alcohol in Argentina, primarily to be marketed locally. This segment’s sales and operating income are significantly affected by local sugar and alcohol prices, and domestic sugar production levels and government regulations affect these local prices. The currency exchange rate can have an impact on reported U.S. dollar sales, operating income and cash flows.

Power Segment

The Power segment is an independent power producer in the Dominican Republic. Spot market rates are impacted by fuel prices and the various producers supplying power to the grid. While fuel is this segment’s largest cost component and is subject to price fluctuations, higher fuel costs generally have been passed on to customers.

Turkey Segment

The Turkey segment, accounted for using the equity method, produces turkeys to process and sells turkey products. Sales prices are directly affected by both domestic and worldwide supply and demand for turkey products and other proteins. Feed accounts for the largest input cost in raising turkeys and is materially affected by price changes for corn and soybean meal. As a result, commodity price fluctuations can significantly affect profitability and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations in both the short-term and long-term.

Summary of Sources and Uses of Cash

Seaboard’s principal funding source is cash from operating activities and its principal cash requirements primarily include operating expenses and capital expenditures. As of December 31, 2022, Seaboard had cash and short-term investments of nearly $1.3 billion and additional total working capital of $1.2 billion. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,125
Amounts drawn against lines	(457)
Available borrowing capacity as of December 31, 2022	$668

As of December 31, 2022, $183 million of the $1.3 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During the fourth quarter of 2022, Seaboard reversed its indefinite reinvestment assertion in connection with certain previously-taxed undistributed earnings of its Seaboard Marine subsidiary due to the tax effectiveness of repatriating. As a result, Seaboard recorded a deferred tax liability of $13 million for federal and state incremental tax costs associated with the future potential repatriation of Seaboard Marine’s previously-taxed foreign undistributed earnings. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. Determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

Cash and short-term investments as of December 31, 2022 decreased $206 million from December 31, 2021. The decrease was primarily the result of $474 million for capital expenditures, $117 million for purchases of long-term investments, $58 million for the acquisition of a business, debt payments of $105 million, unrealized losses on short-term investments of $150 million due to capital market volatility, partially offset by higher net cash from operations of $680 million. Cash from operating activities increased $588 million, primarily due to higher cash earnings and less working capital investment, primarily related to inventories due to trade timing.

Capital Expenditures, Acquisitions and Other Investing Activities

During 2022, Seaboard invested $474 million in property, plant and equipment, of which $315 million was in the Pork segment and $136 million was in the Marine segment. The Pork segment expenditures were primarily to fund biogas recovery projects, normal replacement of breeding herd and other investments. At certain hog farms, the Pork segment is constructing biogas recovery facilities to capture methane from its hog lagoons and inject it as renewable natural gas into the local pipeline infrastructure. The Marine segment expenditures primarily related to the purchase of two used vessels and installment payments on vessels under construction.

The total budget for 2023 capital expenditures is approximately $750 million, with $475 million planned in the Pork segment and $200 million in the Marine segment. The Pork segment’s budget primarily includes further investment in hog production assets, completion of certain biogas recovery projects, normal replacement of breeding herd and other investments. The Marine segment’s budget primarily includes continued installment payments on vessels under construction. During the third quarter of 2022, Seaboard’s Marine segment executed contracts to build three additional dual-fueled vessels that are estimated to cost $62 million each for a total cash outlay of approximately $186 million. The contracts executed in 2021 for the three initial vessels were estimated to cost $60 million each for a total cash outlay of approximately $180 million. The payments for all six vessels under construction are made in accordance with milestones achieved throughout construction. The three initial vessels are expected to be complete in 2024 and the three additional vessels are expected to be complete in 2025. As of December 31, 2022, long-term capital expenditure cash requirements included approximately $150 million in 2024 and $100 million in 2025 for these vessels under construction. Management anticipates paying for capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Seaboard acquired businesses in 2022, 2021 and 2020, and intends to continue to look for opportunities to further grow and diversify its operations, but there are no definitive plans for additional acquisitions at this time. Management intends to utilize existing liquidity, available borrowing capacity and other financing alternatives to fund these opportunities. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard's financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous. Seaboard may also fund capital calls and issue borrowings for its equity method investments based on specific facts and circumstances.

From time to time, proceeds from the sale of short-term investments may be used to fund capital expenditure purchases or working capital needs. Included in the $2 billion of gross cash flows related to both the sale and purchase of short-term investments in the consolidated statement of cash flows for the year ended December 31, 2021 was asset reallocation intended to reduce equity exposure. Seaboard continues to make long-term investments, with $117 million, $98 million and $47 million invested during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, Seaboard is committed to invest approximately $15 million in certain long-term investments in 2023, primarily real-estate related.

Financing Activities

Seaboard believes it has adequate available borrowings to meet short-term and long-term operating needs. During 2022, there was a high volume of draws and repayments activity under lines of credit compared to prior years with the draws used to fund working capital and greater investments in capital expenditures. Seaboard had long-term debt of $710 million as of December 31, 2022, which includes a term loan due 2028 of $670 million. Current maturities on long-term debt were $7 million as of December 31, 2022, with expected annual interest payments of approximately $41 million based on interest rates as of year-end. During 2021, Seaboard repaid foreign subsidiary debt related to a 2018 acquisition of $46 million upon its maturity. See Note 7 to the consolidated financial statements for further discussion of debt.

Future Contractual Obligations

Other than those obligations discussed above, future obligations mostly include normal operating expenses. For operating and finance leases, Seaboard had a current undiscounted obligation of $236 million and a long-term undiscounted obligation of $550 million as of December 31, 2022 per Note 5 to the consolidated financial statements. The majority of Seaboard’s purchase commitments for materials or supplies are related to hog, grain, feedstock and fuel procurement contracts with a current obligation of approximately $1.6 billion and a long-term obligation of approximately $1.1 billion as of December 31, 2022, per Note 8 to the consolidated financial statements. Also, Seaboard is subject to obligations under its existing defined benefit pension plans. As of December 31, 2022, the unfunded status of all plans was $94 million. Anticipated employer payments related to the unfunded nonqualified executive plans in 2023 are $36 million. For additional information about Seaboard’s pension plans, see Note 9 to the consolidated financial statements.

RESULTS OF OPERATIONS

Net sales for the years ended December 31, 2022, 2021 and 2020 were $11.2 billion, $9.2 billion and $7.1 billion, respectively. The increase for 2022 compared to 2021 primarily reflected higher sales prices of commodities sold in the CT&M segment, higher freight rates in the Marine segment, the commencement of operations of a second barge in the Power segment, and higher biodiesel sales, partially offset by lower volumes of pork products and market hogs sold in the Pork segment. The increase for 2021 compared to 2020 primarily reflected higher prices of commodities sold in the CT&M segment, higher prices for pork products, market hogs and biodiesel sold in the Pork segment and higher cargo volumes and rates in the Marine segment.

Operating income for the years ended December 31, 2022, 2021 and 2020 was $657 million, $458 million and $245 million, respectively. The increase for 2022 compared to 2021 primarily reflected higher voyage revenue in the Marine segment, higher margins on certain commodities in the CT&M segment and more power generation in the Power segment, partially offset by lower margins on pork product, market hog and biodiesel sales in the Pork segment. The increase for 2021 compared to 2020 primarily reflected higher voyage revenue in the Marine segment, increased margins on pork product and market hog sales in the Pork segment, and higher commodity prices, partially offset by derivative commodity contract losses and other operational costs in the CT&M segment.

Pork Segment

(Millions of dollars)	2022	2021	2020
Net sales	$2,605	$2,481	$1,941
Operating income (loss)	$(96)	$227	$131
Income (loss) from affiliates	$24	$3	$(9)

Net sales for the Pork segment increased $124 million for the year ended December 31, 2022 compared to 2021. The increase was primarily the result of higher biodiesel prices and increased sales of biofuel credits, and to a lesser extent, higher volumes of biodiesel sold and higher prices of pork products sold, largely offset by a decrease in volumes of pork products sold and lower volumes and prices of market hogs sold.

Operating income for the Pork segment decreased $323 million for the year ended December 31, 2022 compared to 2021. The decrease was primarily due to lower margins on pork product and market hog sales due to higher costs of hogs, including inventory adjustments, and higher feed and plant processing costs, biodiesel-related mark-to-market derivative contract losses, higher feedstock costs for biofuel operations and higher start-up costs for renewable diesel operations. During 2022, the Pork segment recorded lower of cost or market inventory valuation adjustments associated with a combination of factors, including the decline in quoted market hog prices and higher grain costs during the period. The renewable diesel plant in Hugoton, Kansas, began operations during the third quarter of 2022. Management is unable to predict market prices for pork products or biodiesel or the costs of feed or third-party hogs for future periods. Based on current conditions, management anticipates this segment will not be profitable in 2023.

Income from affiliates increased $21 million for the year ended December 31, 2022 compared to 2021 primarily due to improved operations at STF.

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

Income from affiliates increased $12 million for the year ended December 31, 2021 compared to 2020 due to improved results at both STF and Daily’s primarily related to the commodity markets and return of sales volumes post COVID-19 disruptions.

CT&M Segment

(Millions of dollars)	2022	2021	2020
Net sales	$6,290	$5,154	$3,994
Operating income as reported	$151	$61	$118
Marked-to-market adjustments	(7)	7	(15)
Operating income excluding marked-to-market adjustments	$144	$68	$103
Income (loss) from affiliates	$21	$18	$(2)

Net sales for the CT&M segment increased $1.1 billion for the year ended December 31, 2022 compared to 2021. The increase primarily reflected higher sales prices of commodities, and to a lesser extent, higher volumes to third-party customers, partially offset by lower volumes to affiliates due to timing of shipments.

Operating income for the CT&M segment increased $90 million for the year ended December 31, 2022 compared to 2021. The increase primarily reflected higher margins on certain commodities, costs associated with operational changes recorded in 2021 not repeated in the current year, and derivative contract gains of $7 million related to the change in mark-to-market adjustments compared to losses of $7 million in 2021. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment in 2023, excluding the effects of marking to market derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $7 million and $15 million in 2022 and 2020, respectively, and higher by $7 million in 2021. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in fair value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing marked-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time and therefore, these marked-to-market adjustments could reverse in fiscal 2023. Management believes eliminating these marked-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

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

Marine Segment

(Millions of dollars)	2022	2021	2020
Net sales	$2,043	$1,396	$1,005
Operating income	$591	$197	$21

Net sales for the Marine segment increased $647 million for the year ended December 31, 2022 compared to 2021. The increase was primarily the result of higher freight rates, partially offset by lower cargo volumes.

Operating income for the Marine segment increased $394 million for the year ended December 31, 2022 compared to 2021. The increase was primarily the result of higher voyage revenue, partially offset by higher voyage-related costs, including charter-hire costs, fuel costs and other operational costs primarily due to increased prices. Management cannot predict changes in fuel costs or other voyage costs, cargo volumes or freight rates for future periods; however, management anticipates this segment will be profitable in 2023.

Net sales for the Marine segment increased $391 million for the year ended December 31, 2021 compared to 2020. The increase was primarily the result of an increase in average freight rates due to strong demand and the global shortage of vessels, and higher cargo volumes. In 2020, cargo volumes were lower due to many of Seaboard Marine’s customers temporarily shutting down due to government orders associated with the COVID-19 pandemic and the recovery of operations taking time.

Operating income for the Marine segment increased $176 million for the year ended December 31, 2021 compared to 2020. The increase was primarily the result of higher voyage revenue, partially offset by higher fuel costs due to the increase in both price and consumption, higher charter-hire costs due to increased rates, and higher terminal and intermodal trucking costs related to the increase in cargo volumes.

Sugar and Alcohol Segment

(Millions of dollars)	2022	2021	2020
Net sales	$129	$123	$106
Operating income	$11	$2	$2

Net sales for the Sugar and Alcohol segment increased $6 million for the year ended December 31, 2022 compared to 2021. The increase primarily reflected higher prices of sugar and alcohol sold, partially offset by lower volumes of alcohol, sugar and energy sold as a result of low inventory levels from recent harvests. Sugar and alcohol sales are denominated in Argentine pesos, and an increase in local sales prices may be offset by exchange rate changes in the Argentine peso against the U.S. dollar.

Operating income for the Sugar and Alcohol segment increased $9 million for the year ended December 31, 2022 compared to 2021. The increase primarily reflected higher margins on sugar and alcohol sales, partially offset by lower volumes sold. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate for future periods. Based on these conditions, management cannot predict if this segment will be profitable in 2023.

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

Power Segment

(Millions of dollars)	2022	2021	2020
Net sales	$158	$60	$64
Operating income (loss)	$14	$(9)	$3

Net sales for the Power segment increased $98 million for the year ended December 31, 2022 compared to 2021. The increase primarily reflected more power generation with EDM III also in operation, and to a lesser extent, higher spot market rates as a result of higher fuel prices. During the second quarter of 2022, EDM III was placed in service with capacity to generate 148 megawatts of electricity.

Operating income for the Power segment increased $23 million for the year ended December 31, 2022 compared to 2021, primarily due to higher revenues, partially offset by higher fuel and other operational costs. Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods; however, management anticipates this segment will be profitable in 2023. While EDM II remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Net sales for the Power segment decreased $4 million for the year ended December 31, 2021 compared to 2020. The decrease primarily reflected lower production related to the installation of EDM III, temporary fuel constraints and more power generation from lower variable-cost producers, offset by an increase in spot market rates as a result of higher fuel prices. Typically, lower cost power plants are dispatched before those with higher costs.

Operating income for the Power segment decreased $12 million for the year ended December 31, 2021 compared to 2020 primarily due to lower revenues and higher operational costs related to increased fuel, maintenance and labor costs associated with the installation of EDM III.

Turkey Segment

(Millions of dollars)	2022	2021	2020
Income (loss) from affiliate	$103	$(20)	$(10)

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball. The increase in income from affiliate for 2022 compared to 2021 was primarily the result of higher selling prices, partially offset by lower volumes of turkey products sold and higher feed and plant production costs. The decrease in income from affiliate for 2021 compared to 2020 was primarily the result of lower sales volumes and higher live and plant production costs due to increased feed and labor prices, partially offset by higher sales due to increased prices. Management is unable to predict market prices for turkey products or the cost of feed for future periods; however, management anticipates this segment will be profitable in 2023.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2022 increased $13 million compared to 2021. The increase was primarily the result of higher consulting, travel and other office expenses, partially offset by lower costs associated with Seaboard’s deferred compensation program. Higher personnel costs related to wages and other benefits were offset with lower pension settlements. SG&A expenses for the year ended December 31, 2021 increased $31 million compared to 2020. The increase was primarily the result of higher personnel costs including annual raises and bonuses associated with improved financial performance, more consulting fees associated with legal and other advisory matters, an increase in travel costs as vaccinations became available and bad debt expense. The deferred compensation program costs are offset by the effect of the mark-to-market on investments recoded in other investment income (loss), net.

Interest Expense

Interest expense totaled $40 million, $13 million and $19 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in interest expense for 2022 compared to 2021 primarily related to higher interest rates on outstanding debt and mark-to-market gains on interest rate swap agreements in the prior year. The decrease in interest expense for 2021 compared to 2020 primarily related to mark-to-market fluctuations on interest rate swap agreements and lower interest rates on outstanding debt, partially offset by less capitalized interest related to capital expenditure investments. During the third quarter of 2021, Seaboard terminated all of its interest rate swap agreements.

Interest Income

Interest income totaled $32 million, $22 million and $22 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest income primarily includes interest earned on debt securities.

Other Investment Income (Loss), Net

Other investment income (loss), net totaled ($239) million, $133 million and $84 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in other investment income for 2022 compared to 2021 primarily reflected mark-to-market losses on short-term investments and a $46 million charge recorded during 2022 related to a long-term solar energy investment discussed further in Note 12 to the consolidated financial statements. The charge on this long-term investment is offset with the benefit of the investment tax credits recorded in income tax benefit (expense). The increase in other investment income for 2021 compared to 2020 primarily reflected realized gains on short-term investments, partially offset by mark-to-market losses.

Foreign Currency Gains (Losses), Net

Foreign currency gains (losses), net totaled $5 million, $16 million and ($31) million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in foreign currency gains for 2022 compared to 2021 primarily reflected fluctuations in the euro, among fluctuations of other currency exchange rates in several foreign countries. The increase in foreign currency gains for 2021 compared to 2020 primarily reflected gains in the euro, Zambian kwacha and South African rand, among fluctuations of other currency exchange rates in several foreign countries.

Income Tax Expense

The 2022 effective tax rate was lower than the 2021 effective tax rate primarily due to an increase in federal investment tax credits available in 2022 and a change in mix of foreign and domestic earnings, with foreign earnings generally taxed at lower rates. The 2021 effective tax rate was higher than the 2020 effective tax rate primarily due to increased earnings which decreased the proportional effect of tax credits available to offset the associated income tax. See Note 12 to the consolidated financial statements for further information on Seaboard’s income taxes.

CRITICAL ACCOUNTING ESTIMATES

The preparation of Seaboard’s consolidated financial statements requires Seaboard to make estimates, judgments, and assumptions. See Note 1 to the consolidated financial statements for a discussion of significant accounting policies. Management has identified the accounting estimates believed to be the most important to the portrayal of Seaboard’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. Management has reviewed these critical accounting estimates with the Audit Committee of the Board of Directors.

Accrued Pension Liability – The measurement of Seaboard’s pension liability and related expense is dependent on a variety of assumptions and estimates regarding future events. These assumptions include discount rates, assumed rate of return on plan assets, compensation increases, mortality rates and retirement rates. The discount rate and return on plan assets are important elements of liability and expense measurement and are reviewed on an annual basis. The effect of decreasing both the discount rate and assumed rate of return on plan assets by 50 basis points would be an increase in pension expense of approximately $1 million per year. The effects of actual results differing from the assumptions (i.e. gains or losses) are primarily accumulated in accrued pension liability and amortized over future periods if it exceeds the 10% corridor and, therefore, could affect Seaboard’s recognized pension expense in such future periods, as permitted under GAAP. See Note 9 to the consolidated financial statements for discussion of the pension rates and assumptions.

Income Taxes – Income taxes are determined by management based on current tax regulations in the various worldwide taxing jurisdictions in which Seaboard conducts its business. In various situations, accruals have been made for estimates of the tax effects for certain transactions, business structures, the estimated reversal of timing differences and future projected profitability of Seaboard’s various business units based on management’s interpretation of existing facts, circumstances and tax regulations. Should new evidence come to management’s attention that could alter previous conclusions, if tax laws change or if taxing authorities disagree with the positions taken by Seaboard, the change in estimate could result in a material adverse or favorable impact on the financial statements. An increase in the future U.S. federal income tax rate of 5% would decrease tax expense on the reversal of timing differences by approximately $3 million as a one-time adjustment, which would be fully reflected in the period of enactment.

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

Commodity price changes affect the cost of necessary raw materials and other inventories, finished product sales and firm sales commitments. Seaboard uses various grain, hog, oilseed and other commodity futures and options purchase contracts to manage certain risks of increasing prices of raw materials and firm sales commitments or anticipated sales contracts. Short sales contracts are used to offset the open purchase derivatives when the related commodity inventory is purchased in advance of the derivative maturity, effectively offsetting the initial futures or option purchase contract.

The political and economic conditions of the countries in which Seaboard does business, along with fluctuations in the value of the U.S. dollar, cause volatility in currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted. Since changes in foreign currency exchange rates affect the cash paid or received on foreign currency-denominated receivables and payables, Seaboard manages certain of these risks through the use of foreign currency exchange agreements.

The following table presents the sensitivity of the fair value of Seaboard’s derivatives to a hypothetical 10% change in market prices and foreign exchange rates as of December 31, 2022 and 2021. The fair value is calculated for each item by valuing each net position at quoted market prices as of the applicable date.

(Millions of dollars)	December 31, 2022	December 31, 2021
Grains and oilseeds	$9	$4
Vegetable oils	1	1
Energy-related resources	—	4
Foreign currencies	22	18

Equity price risk is the risk that Seaboard may incur losses due to adverse changes in the market prices of the equity securities it holds in its short-term investment portfolio. Market prices for equity securities are subject to fluctuation and may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. As of December 31, 2022 and 2021, the fair value of Seaboard’s marketable equity securities was approximately $602 million and $665 million, respectively, and a hypothetical 10% change in market prices would impact the income statement by $60 million and $67 million, respectively.

As changes in interest rates affect the cash required to service variable-rate debt, Seaboard may use interest rate exchange agreements to manage risks of increasing interest rates. At December 31, 2022, Seaboard had variable-rate debt outstanding of $670 million with an interest rate of 6.01%. A hypothetical 10% change in interest rates effective at December 31, 2022, would have a minimal impact on interest expense. Long-term debt sensitive to changes in interest rates as of December 31, 2021 totaled $678 million with an interest rate of 1.73%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Seaboard Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over net sales

As described in Note 13 to the consolidated financial statements, the Company earned $11.2 billion of net sales in 2022. Net sales were primarily generated by the Company’s Pork, Commodity, Trading and Milling, Marine, Sugar and Alcohol, and Power operations, which were dispersed over numerous countries. We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required auditor judgment due to the geographical dispersion of net sales. Furthermore, given the disaggregation of local management and language differences between locations, our audit team consisted of auditors located in multiple countries around the world. The following are the primary procedures we performed to address this critical audit matter. We evaluated the nature and amounts of the Company’s net sales at its various locations and applied auditor judgement to determine the locations at which procedures were to be performed. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s net sales process, including controls related to the recognition of global net sales amounts. We tested samples of individual net sales transactions by comparing the amounts recognized by the Company to relevant underlying documentation such as purchase orders, contractual arrangements, and delivery documents, as applicable. In addition, we evaluated the sufficiency of audit evidence obtained over net sales by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

We have served as the Company’s auditor since 1959.

Kansas City, Missouri

February 14, 2023

SEABOARD CORPORATION

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Millions of dollars except share and per share amounts)	2022	2021	2020
Net sales:
Products (includes sales to affiliates of $1,463, $1,396 and $1,125)	$8,979	$7,714	$5,993
Services revenues (includes sales to affiliates of $20, $20 and $21)	2,100	1,445	1,058
Other	164	70	75
Total net sales	11,243	9,229	7,126
Cost of sales and operating expenses:
Products	8,707	7,223	5,580
Services	1,369	1,124	915
Other	137	64	57
Total cost of sales and operating expenses	10,213	8,411	6,552
Gross income	1,030	818	574
Selling, general and administrative expenses	373	360	329
Operating income	657	458	245
Other income (expense):
Interest expense	(40)	(13)	(19)
Interest income	32	22	22
Income (loss) from affiliates	152	7	(18)
Other investment income (loss), net	(239)	133	84
Foreign currency gains (losses), net	5	16	(31)
Miscellaneous, net	12	13	3
Total other income, net	(78)	178	41
Earnings before income taxes	579	636	286
Income tax benefit (expense)	3	(65)	(3)
Net earnings	$582	$571	$283
Less: Net earnings attributable to noncontrolling interests	(2)	(1)	—
Net earnings attributable to Seaboard	$580	$570	$283

Earnings per common share	$499.66	$490.36	$244.21
Average number of shares outstanding	1,160,779	1,160,779	1,161,526

Other comprehensive income (loss), net of income tax benefit (expense) of $(8), $(8) and $3:
Foreign currency translation adjustment	(33)	8	(7)
Unrecognized pension cost	43	31	(23)
Other comprehensive income (loss), net of tax	$10	$39	$(30)
Comprehensive income	592	610	253
Less: Comprehensive income attributable to noncontrolling interests	(2)	(1)	(1)
Comprehensive income attributable to Seaboard	$590	$609	$252
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Balance Sheets

	December 31,
(Millions of dollars except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$199	$75
Short-term investments	1,086	1,416
Receivables, net	923	762
Inventories	1,670	1,663
Other current assets	139	131
Total current assets	4,017	4,047
Property, plant and equipment, net	2,246	1,892
Operating lease right of use assets, net	445	496
Investments in and advances to affiliates	753	651
Goodwill	154	163
Other intangible assets, net	31	45
Other non-current assets	256	209
Total assets	$7,902	$7,503
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$457	$516
Accounts payable	429	404
Accrued compensation and benefits	158	143
Deferred revenue	70	108
Operating lease liabilities	156	171
Accrued voyage costs	61	60
Other current liabilities	198	150
Total current liabilities	1,529	1,552
Long-term debt, less current maturities	702	708
Long-term operating lease liabilities	318	360
Accrued pension liability	71	131
Deferred income taxes	—	99
Other non-current liabilities	268	219
Total liabilities	2,888	3,069
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2022 and in 2021	1	1
Accumulated other comprehensive loss	(422)	(432)
Retained earnings	5,417	4,847
Total Seaboard stockholders’ equity	4,996	4,416
Noncontrolling interests	18	18
Total equity	5,014	4,434
Total liabilities and equity	$7,902	$7,503
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Changes in Equity

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars except per share amounts)	Stock	Loss	Earnings	Interests	Total
Balances, January 1, 2020	$1	$(440)	$4,030	$10	$3,601
Adoption of new accounting standard (See Note 1)	—	—	(3)	—	(3)
Comprehensive income:
Net earnings	—	—	283	—	283
Other comprehensive income (loss), net of tax	—	(31)	—	1	(30)
Repurchase of common stock	—	—	(13)	—	(13)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2020	1	(471)	4,287	11	3,828
Comprehensive income:
Net earnings	—	—	570	1	571
Other comprehensive income, net of tax	—	39	—	—	39
Acquisition of noncontrolling interests	—	—	—	6	6
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2021	1	(432)	4,847	18	4,434
Comprehensive income:
Net earnings	—	—	580	2	582
Other comprehensive income, net of tax	—	10	—	—	10
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2022	$1	$(422)	$5,417	$18	$5,014
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Cash Flows

	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Cash flows from operating activities:
Net earnings	$582	$571	$283
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	235	178	172
Deferred income taxes	(112)	(12)	11
Loss (income) from affiliates	(152)	(7)	18
Dividends received from affiliates	40	44	20
Other investment loss (income), net	239	(133)	(84)
Other, net	39	43	(22)
Changes in assets and liabilities, net of acquisitions and dispositions:
Receivables, net of allowance	(188)	(228)	104
Inventories	(20)	(462)	(99)
Other assets	(7)	(20)	(10)
Accounts payable	26	117	(99)
Other liabilities, exclusive of debt	(6)	1	(3)
Net cash from operating activities	676	92	291
Cash flows from investing activities:
Purchase of short-term investments	(567)	(2,031)	(739)
Proceeds from sale of short-term investments	717	2,202	791
Proceeds from maturity of short-term investments	15	26	47
Capital expenditures	(474)	(460)	(259)
Proceeds from sale of property, plant and equipment	29	39	4
Purchase of long-term investments	(117)	(98)	(47)
Proceeds from sale of non-consolidated affiliates	13	—	—
Acquisition of businesses	(58)	(7)	(27)
Proceeds from the sale of subsidiaries, net of cash sold	17	—	—
Notes receivable issued to affiliates	(13)	—	—
Principal payments received on third-party notes receivable	5	21	—
Other, net	(4)	6	(32)
Net cash from investing activities	(437)	(302)	(262)
Cash flows from financing activities:
Uncommitted lines of credit, net	(27)	135	(18)
Draws under committed lines of credit	1,215	672	290
Repayments of committed lines of credit	(1,241)	(515)	(290)
Proceeds from long-term debt	1	—	37
Principal payments of long-term debt	(8)	(55)	(69)
Finance lease payments	(44)	(14)	(7)
Repurchase of common stock	—	—	(13)
Dividends paid	(10)	(10)	(10)
Other, net	(2)	—	(2)
Net cash from financing activities	(116)	213	(82)
Effect of exchange rate changes on cash and cash equivalents	1	(4)	4
Net change in cash and cash equivalents	124	(1)	(49)
Cash and cash equivalents at beginning of year	75	76	125
Cash and cash equivalents at end of year	$199	$75	$76
See accompanying notes to consolidated financial statements.

Note 1 − Summary of Significant Accounting Policies

Operations of Seaboard Corporation and its Subsidiaries

Seaboard Corporation and its subsidiaries (collectively, “Seaboard”) together comprise a diversified group of companies that operate worldwide in agricultural and ocean transport businesses. Seaboard is primarily engaged in hog production and pork processing in the United States (“U.S.”); commodity trading and grain processing in Africa and South America; cargo shipping services in the U.S., Caribbean and Central and South America; sugar and alcohol production in Argentina; and electric power generation in the Dominican Republic. Seaboard also has an equity method investment in Butterball, LLC (“Butterball”), a producer and processor of turkey products. Seaboard’s outstanding common stock is closely held, with approximately 77% collectively owned by Seaboard Flour LLC and SFC Preferred, LLC.

Principles of Consolidation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Financial information from certain foreign subsidiaries is reported on a one- to three-month lag, depending on the specific entity.

Investments in Affiliates

Investments in non-consolidated affiliates, where Seaboard has significant influence but does not have a controlling interest, are accounted for by the equity method. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. Seaboard reviews its investments in affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. For the Commodity Trading and Milling (“CT&M”) segment, investments in affiliates are primarily in foreign countries, which are less developed than the U.S., and therefore, expose Seaboard to greater financial risks. At certain times when there are ongoing losses, local economies are depressed, commodity-based markets are less stable or foreign governments cause challenging business conditions, the fair value of the equity method investments is evaluated by management. As the fair value of these investments is not readily determinable, management uses other methods to determine fair value such as estimated future cash flows, including assumptions on growth rates and consideration of other local business conditions as applicable.

Use of Estimates

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Transactions and Translation

Seaboard has operations in several foreign countries, and the currencies of the countries fluctuate in relation to the U.S. dollar, resulting in foreign currency gains and losses. Certain CT&M segment subsidiaries located in Guyana, Ivory Coast, Senegal, South Africa and Zambia use local currency as their functional currency. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates, and income and expenses are translated at average rates. Translation gains and losses are recorded as components of other comprehensive income (loss). Also, certain non-consolidated affiliates, primarily in the CT&M segment use local currency as their functional currency.

Seaboard applies highly inflationary accounting for countries whose cumulative inflation rate for a three-year period meets or exceeds 100%. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into Seaboard’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income, rather than accumulated other comprehensive income (loss) on the balance sheet, until the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. Seaboard applies highly inflationary accounting for the Sugar and Alcohol segment, which operates in Argentina.

Cash and Cash Equivalents

Cash equivalents include all demand deposits, overnight investments and other highly liquid investments with original maturities of three months or less.

Supplemental Cash Flow Information

The amounts paid for interest and income taxes are as follows:

	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Interest, net of interest capitalized	$35	$10	$16
Income taxes, net of refunds	101	104	55

Non-cash activities related to capital expenditures of $15 million, $5 million and $7 million that were included in accounts payable as of December 31, 2022, 2021 and 2020, respectively.

Short-term Investments

Short-term investments are categorized as trading securities and carried at fair value. Changes in the fair value of short-term investments are recorded as unrealized gains and losses included in other investment income (loss), net in the consolidated statements of comprehensive income, with any purchases and sales recorded on a settlement date basis.

Accounts Receivable

The following table presents the components of Seaboard’s receivables as of December 31, 2022 and 2021:

	December 31,
(Millions of dollars)	2022	2021
Receivables:
Trade	$588	$553
Due from affiliates	195	128
Other	171	112
Total receivables	954	793
Allowance for credit losses	(31)	(31)
Net receivables	$923	$762

Accounts receivable are recorded at the invoiced amount and generally do not bear interest.

The allowance for credit losses is Seaboard’s best estimate of the amount of probable credit losses using the current expected credit loss model. This model estimates the lifetime of expected credit loss based on historical experience, current conditions and reasonable supportable forecasts. Changes in estimates, developing trends and other new information can have a material effect on future evaluations. As of December 31, 2022 and 2021, Seaboard had gross foreign receivables of approximately $659 million and $578 million, respectively, which generally represent more of a collection risk than the domestic receivables, although as of December 31, 2022 no individual material amounts were deemed to have a heightened risk of collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The activity within the allowance for credit losses was as follows:

	Balance at	Transition			Balance at
(Millions of dollars)	beginning of year	Adjustment(a)	Provision(b)	Net deductions(c)	end of year
Allowance for Credit Losses:
Year Ended December 31, 2022	$31	—	7	(7)	$31
Year Ended December 31, 2021	$28	—	5	(2)	$31
Year Ended December 31, 2020	$28	3	—	(3)	$28

(a)  Adjustment made upon adoption of new guidance to retained earnings.

(b)  Provision amounts are charged to selling, general and administrative expenses.

(c)  Includes write-offs net of recoveries, foreign currency translation adjustments and other adjustments.

Notes Receivable

Notes receivable are included in other receivables, if current, and other non-current assets, if long-term. Seaboard’s non-current notes receivable balances, net of reserves, were $40 million and $30 million as of December 31, 2022 and 2021, respectively. Seaboard monitors the credit quality of notes receivable, using the current expected credit loss model.

The activity within the allowance for non-current notes receivable was as follows:

	Balance at			Balance at
(Millions of dollars)	beginning of year	Provision	Net deductions	end of year
Allowance for Notes Receivable:
Year Ended December 31, 2022	$18	—	(1)	$17
Year Ended December 31, 2021	$17	1	—	$18
Year Ended December 31, 2020	$17	—	—	$17

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and, except for land, depreciated using the straight-line method over an estimated useful life, ranging from 3 to 30 years. Property, plant and equipment under finance leases are stated at the present value of minimum lease payments and subsequently amortized using the straight-line method over the earlier of the end of its useful life or the end of the lease term. Routine and planned major maintenance, repairs and minor renewals are expensed as incurred, while major renewals and improvements are capitalized. Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. Impairment is recognized if the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Right of Use Assets and Lease Liabilities

Right of Use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. For leases that do not have readily determinable implicit discount rates, Seaboard adjusts its incremental borrowing rate by the local risk-free interest rate on its Term Loan due 2028 with a credit risk premium corresponding to Seaboard’s unreported credit rating. Then Seaboard determines discount rates based on term, country and currency where the leased asset is located. Seaboard accounts for lease and non-lease maintenance components as a single lease component for all classes of underlying assets. Seaboard does not recognize ROU assets and lease liabilities for short-term leases with terms greater than 1 month, but less than 12 months.

Goodwill and Other Intangible Assets

Goodwill is assessed annually for impairment by each reporting unit at the quarter-end closest to the anniversary date of the initial acquisition, or more frequently if events or changes in circumstances indicate that impairment is likely. Seaboard first assesses qualitative factors to determine whether it is more likely than not the fair value of any reporting unit is less than its carrying amount. If qualitative factors indicate more likely than not that an impairment is possible, Seaboard performs a quantitative impairment test using discounted cash flow analysis by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. No impairments were recorded during 2022 based on qualitative assessment and certain immaterial reporting units recorded a total of $4 million of impairment charges during 2021.

The changes in the carrying amount of goodwill were as follows:

	Pork	CT&M
(Millions of dollars)	Segment	Segment	Total
Balance as of December 31, 2020	$18	$149	$167
Impairment	—	(4)	(4)
Balance as of December 31, 2021	18	145	163
Foreign currency translation	—	(13)	(13)
Acquisition	4	—	4
Balance as of December 31, 2022	$22	$132	$154

Separable intangible assets with finite lives are amortized over their estimated useful lives and evaluated for impairment similar to property, plant and equipment discussed above. The gross carrying amount and accumulated amortization for finite-lived intangible were as follows:

	December 31, 2022			December 31, 2021
	Customer	Trade		Customer	Trade
(Millions of dollars)	relationships	names	Total	relationships	names	Total
Gross carrying amount	$51	$28	$79	$51	$28	$79
Accumulated amortization and currency translation	(31)	(17)	(48)	(22)	(12)	(34)
Net carrying amount	$20	$11	$31	$29	$16	$45

Amortization of intangible assets was $8 million, $9 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Using the exchange rates in effect at year-end, estimated amortization of intangible assets as of December 31, 2022 is $8 million each year for the next three years and $7 million in year four.

Accrued Self-Insurance

Seaboard is self-insured for certain levels of workers’ compensation, health care coverage, property damage, vehicle, product recall and general liability. Liabilities associated with some of these risks is estimated based on actuarially-determined amounts and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Changes in estimates to previously recorded reserves are reflected in current operating results.

Asset Retirement Obligation

Seaboard records a long-lived asset and a related liability for the asset retirement obligation costs associated with the closure of all hog lagoons. Based on detailed assessments and appraisals obtained to estimate the future asset retirement obligation costs, Seaboard recorded the present value of the projected costs in other non-current liabilities in the consolidated balance sheets. The retirement asset is depreciated over the economic life of the related asset. The following table shows the changes in the asset retirement obligation:

	Years ended December 31,
(Millions of dollars)	2022	2021
Beginning balance	$29	$27
Accretion expense	2	1
Liability for additional lagoons	1	1
Ending balance	$32	$29

Pension Plans

Seaboard records annual income and expense amounts relating to its pension plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. Seaboard reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The measurement date for all plans is December 31st. Any overfunded status is recognized as an asset and any underfunded status is recognized as a liability. The service cost component of net periodic benefit cost is recorded in either cost of sales or selling, general and administrative expenses depending upon the employee, and the other components of net periodic benefit cost are recorded in miscellaneous, net in the consolidated statements of comprehensive income. Settlements are recognized when lump sum payments on a cumulative basis exceed the service cost plus interest cost for the respective plan.

Revenue Recognition

Almost all of Seaboard’s contracts with its customers are less than one year. Seaboard recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The majority of Seaboard’s revenue arrangements consist of a single performance obligation as the promise to transfer the individual product or service is not separately identifiable from other promises in the contracts, including shipping and handling and customary storage, and, therefore, not distinct. Revenue from goods and services transferred to customers at a single point in time account for approximately 85% of Seaboard’s net sales. Substantially all of the sales in Seaboard’s Marine segment are recognized ratably over the transit time for each voyage, as the performance obligation to its customers is satisfied.

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

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The CT&M segment requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a ship is on the water and has not arrived at the designated port. Deferred revenue balances are reduced when revenue is recognized. The majority of the deferred revenue balance as of year-end is recognized as revenue during the following quarter.

Research and Development

Seaboard conducts research and development activities to develop new products and to improve existing products and processes. Seaboard incurred research and development expenses of $210 million, $191 million and $134 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Income Taxes

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

Earnings Per Common Share

Earnings per common share are based upon the weighted-average shares outstanding during the period. Basic and diluted earnings per share are the same for all periods presented.

Accounting Standards Recently Adopted

On January 1, 2020, Seaboard adopted guidance requiring the use of a new current expected credit loss model to determine the allowance for credit losses for receivables, among other financial instruments. This model estimates the lifetime of expected credit loss and replaces the existing incurred loss model. As a result of this adoption, Seaboard recorded a cumulative-effect adjustment of $3 million on January 1, 2020 that decreased retained earnings and increased the allowance for credit losses.

Note 2 − Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	December 31,
(Millions of dollars)	2022	2021
Domestic equity securities	$433	$472
Domestic debt securities	399	542
Foreign equity securities	169	193
Foreign debt securities	66	133
Money market funds held in trading accounts	12	59
Other trading securities	7	17
Total trading short-term investments	$1,086	$1,416

The unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was ($129) million, $12 million and $74 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Seaboard had $16 million and $46 million of short-term investments denominated in foreign currencies as of December 31, 2022 and 2021, respectively.

Seaboard had long-term investments of $185 million and $156 million as of December 31, 2022 and 2021, respectively, classified in other non-current assets on the consolidated balance sheets. These investments are in a business development company (“BDC”), real estate and renewable-energy facilities. The BDC investment is included in the fair value hierarchy table in Note 10 and the other investments are primarily accounted for under the equity method of accounting with any gains (losses) recorded in other investment income (loss).

Note 3 − Inventories

The following table is a summary of inventories:

	December 31,
(Millions of dollars)	2022	2021
At lower of FIFO cost and NRV:
Hogs and materials	$538	$489
Pork products and materials	75	64
Grains, oilseeds and other commodities	475	634
Biofuels and related credits	221	147
Other	104	92
Total inventories at lower of FIFO cost and NRV	1,413	1,426
Grain, flour and feed at lower of weighted average cost and NRV	257	237
Total inventories	$1,670	$1,663

Note 4 − Property, Plant and Equipment

The following table is a summary of property, plant and equipment:

	Useful				December 31,
(Millions of dollars)	Lives				2022	2021
Land and improvements	3	-	15	years	$331	$285
Buildings and improvements			30	years	779	739
Machinery and equipment	3	-	20	years	2,027	1,445
Vessels and vehicles	3	-	18	years	373	214
Office furniture and fixtures			5	years	43	45
Contract growers	5	-	15	years	151	118
Construction in progress					286	613
Total property, plant and equipment					3,990	3,459
Accumulated depreciation and amortization					(1,744)	(1,567)
Net property, plant and equipment					$2,246	$1,892

Seaboard’s capitalized interest on construction in progress was $4 million and $7 million for the years ended December 31, 2022 and 2021, respectively.

Note 5 − Leases

Seaboard leases ports, vessels, contract grower assets, and to a lesser extent, land, buildings and machinery and equipment. Seaboard’s non-lease components are primarily for services related to labor associated with crew services on vessel charter arrangements and caring for hogs in its contract grower agreements.

Seaboard’s operating lease assets and liabilities are reported separately in the consolidated balance sheets. The classifications of Seaboard’s finance leases in the consolidated balance sheets were as follows:

(Millions of dollars)		2022	2021
Finance lease right of use assets, net	Property, plant and equipment, net	$198	$128
Finance lease liabilities	Other current liabilities	56	23
Non-current finance lease liabilities	Other liabilities	143	104

Lease cost is included in various line items in the consolidated statements of comprehensive income or capitalized to inventory. Operating lease cost and short-term lease cost are recognized on a straight-line basis over the lease term. Finance lease cost is recognized based on the effective interest method for the lease liability and straight-line amortization of the ROU asset. Variable lease payments are recognized when the circumstance on which those payments are assessed occurs.

The components of lease cost were as follows for the years ended December 31:

(Millions of dollars)	2022	2021	2020
Operating lease cost	$184	$162	$145
Finance lease cost:
Amortization of right of use assets	46	17	9
Interest on lease liabilities	6	5	4
Variable lease cost (a)	18	20	8
Short-term lease cost (b)	13	27	25
Sublease income	(6)	(8)	(6)
Total lease cost	$261	$223	$185
(a)	Includes throughput of cargo containers in excess of minimums and changes in indexed charter-hire rates.
(b)	Short-term term leases are primarily for cargo containers and vessels.

Weighted-average lease terms and discount rates were as follows as of December 31, 2022 and 2021:

	Operating Leases		Finance Leases
	2022	2021	2022	2021
Weighted-average remaining term (in years)	5	4	5	7
Weighted-average discount rate	6.13%	5.37%	3.44%	4.16%

Maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating	Finance
(Millions of dollars)	Leases	Leases
2023	$175	$61
2024	101	55
2025	69	32
2026	62	18
2027	48	12
Thereafter	108	45
Total undiscounted lease payments	563	223
Less imputed interest	(89)	(24)
Total lease liability	$474	$199

The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of ROU assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the consolidated statements of cash flows.

	December 31,
(Millions of dollars)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$194	$166	$142
Operating cash flows from finance leases	6	5	4
Financing cash flows from finance leases	44	14	7
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$118	$244	$62
Finance leases	116	54	50

Note 6 – Investments in Affiliates

Seaboard has investments in several non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting.

	Investments in and		Income (Loss)
	Advances to Affiliates		from Affiliates
	December 31,		Years ended December 31,
(Millions of dollars)	2022	2021	2022	2021	2020
Pork	$152	$142	$24	$3	$(9)
CT&M	210	224	21	18	(2)
Marine	36	33	4	6	2
Sugar and Alcohol	2	4	—	—	1
Power	3	3	—	—	—
Turkey	350	245	103	(20)	(10)
Segment/Consolidated Totals	$753	$651	$152	$7	$(18)

Related-party transactions with these non-consolidated affiliates were as follows:

	December 31,
(Millions of dollars)	2022	2021	2020
Product sales to related parties	$1,463	$1,396	$1,125
Service revenue to related parties	$20	$20	$21

Purchases from related parties included in Cost of Sales(a)	$91	$—	$—

(a)	As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliates cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives.

Seaboard had $195 million and $128 million of receivables due from affiliates primarily related to product sales as of December 31, 2022 and 2021, respectively. Also, Seaboard had $2 million and $1 million of payables due to affiliates primarily related to purchases of inventory at December 31, 2022 and 2021, respectively. Deferred revenue from affiliates of $12 million and $24 million at December 31, 2022 and 2021, respectively, represents advance payments on future shipments of commodities in the CT&M segment. There were notes receivables due from affiliates outstanding of $2 million and $1 million as of December 31, 2022 and 2021, respectively.

The Pork segment has noncontrolling joint ventures in Seaboard Triumph Foods, LLC (“STF”) (50%), which operates a pork processing plant, Daily’s Premium Meats, LLC (“Daily’s”) (50%), which produces raw and pre-cooked bacon, and Seaboard de Mexico USA LLC (“Seaboard de Mexico”) (50%), which bones hams. Seaboard’s Pork segment supplies raw materials to Daily’s, STF and Seaboard de Mexico for processing and also provides marketing services to Daily’s and STF for its pork products. STF supplies feedstock for the Pork segment’s renewable diesel operations. On January 1, 2022, Seaboard sold a 50% interest in Seaboard de Mexico to Triumph Foods, LLC, a partner in the Pork segment’s other joint ventures, for cash proceeds of approximately $9 million, net of cash sold. As a result of this transaction, Seaboard de Mexico was deconsolidated and a $6 million gain on sale was recognized in Miscellaneous, net. Combined financial information for the Pork segment’s non-consolidated affiliates was as follows:

Pork Segment	December 31,
(Millions of dollars)	2022	2021	2020
Net sales	$2,417	$2,010	$1,543
Net income (loss)	$48	$5	$(18)
Total assets	$615	$584	$586
Total liabilities	$312	$302	$245
Total equity	$303	$282	$341

The CT&M segment has noncontrolling interests in foreign businesses conducting flour, maize and feed milling, baking operations, poultry production and processing, and agricultural commodity trading. The CT&M segment supplies commodities to the majority of its milling affiliates. As of December 31, 2022, the location and percentage ownership of CT&M’s affiliates were as follows: Botswana (50%), Democratic Republic of Congo (50%), Gambia (50%), Kenya (18.47%-49%), Lesotho (50%), Mauritania (50%), Morocco (15.13%-17.71%), Nigeria (25%-48.33%), Senegal (49%),

South Africa (50%), Tanzania (11.76%-49%), Uganda (23.5%-49%) and Zambia (49%) in Africa; Colombia (40%-42%), Ecuador (25%-50%), Guyana (50%), and Peru (50%) in South America; Jamaica (50%) and Haiti (23.33%) in the Caribbean; Turkey (25%) in Europe; and Canada (45%) and the U.S. (20%) in North America. As of December 31, 2022, the CT&M segment’s carrying value of certain investments in affiliates was more than its share of the affiliates’ book value by $49 million. The excess is attributable primarily to the valuation of property, plant and equipment and intangible assets, with basis adjustments amortized to income (loss) from affiliates over the remaining life of the assets. During the second quarter of 2022, this segment sold a 20% interest in its North American protein and commodity trading company to the majority owner for cash proceeds of $12 million. Combined financial information for the CT&M segment’s non-consolidated affiliates was as follows:

CT&M Segment	December 31,
(Millions of dollars)	2022	2021	2020
Net sales	$3,186	$2,766	$2,482
Net income (loss)	$40	$47	$(2)
Total assets	$1,848	$1,798	$1,745
Total liabilities	$1,250	$1,199	$1,185
Total equity	$598	$599	$560

The Marine segment has noncontrolling interests in foreign businesses that primarily own cargo terminal operations in the Caribbean (16.87%- 21.02%) which provide terminal and stevedoring services to the Marine segment. As of December 31, 2022, the Marine segment’s carrying value of certain investments in affiliates was less than its share of the affiliates’ book value by $40 million. The difference is attributable primarily to the valuation of property, plant and equipment and impairments taken by Seaboard, but not the respective entity, with basis adjustments amortized to income (loss) from affiliates over the remaining life of the assets. Combined financial information for the Marine segment’s non-consolidated affiliates was as follows:

Marine Segment	December 31,
(Millions of dollars)	2022	2021	2020
Net sales	$82	$74	$66
Net income	$21	$27	$8
Total assets	$256	$245	$253
Total liabilities	$61	$88	$98
Total equity	$195	$157	$155

The Sugar and Alcohol segment has noncontrolling interests in two sugar-related businesses in Argentina (50%). Combined financial information for the Sugar and Alcohol segment’s non-consolidated affiliates was as follows:

Sugar and Alcohol Segment	December 31,
(Millions of dollars)	2022	2021	2020
Net sales	$8	$6	$7
Net income	$—	$—	$1
Total assets	$6	$8	$14
Total liabilities	$2	$1	$2
Total equity	$4	$7	$12

The Power segment has noncontrolling interests in two energy-related businesses in the Dominican Republic (45% and 50%). Combined financial information for the Power segment’s non-consolidated affiliates was as follows:

Power Segment	December 31,
(Millions of dollars)	2022	2021	2020
Net sales	$1	$1	$1
Net income	$—	$1	$—
Total assets	$9	$12	$12
Total liabilities	$3	$5	$6
Total equity	$6	$7	$6

The Turkey segment represents Seaboard’s noncontrolling interest in Butterball. Since 2010, Seaboard has held warrants, which upon exercise for a nominal price enabled Seaboard to acquire an additional 5% equity interest in Butterball. The warrants qualified for equity treatment under GAAP and were classified as investments in and advances to affiliates in the consolidated balance sheets. The warrant agreement essentially provided Seaboard with a 52.5% economic interest and therefore Seaboard has historically recorded 52.5% of Butterball’s earnings as income (loss) from affiliates in the consolidated statements of comprehensive income. During 2022, Seaboard exercised the warrants resulting in no impact to the financial statements. All significant corporate governance matters upon exercise remained equally shared between Seaboard and its partner in Butterball and Seaboard did not acquire any new consequential rights upon exercise of the warrants. Within total assets, Butterball had trade name intangible assets of $111 million and goodwill of $61 million as of December 31, 2022. Butterball’s financial information was as follows:

Turkey Segment	December 31,
(Millions of dollars)	2022	2021	2020
Net sales	$2,050	$1,792	$1,675
Operating income (loss)	$202	$(34)	$(6)
Net income (loss)	$196	$(38)	$(20)
Total assets	$1,081	$991	$993
Total liabilities	$406	$517	$481
Total equity	$675	$474	$512

Note 7 − Debt

Lines of Credit

The outstanding balances under uncommitted lines of credit were $326 million and $359 million as of December 31, 2022 and 2021, respectively. Of the outstanding balance as of December 31, 2022, $194 million was denominated in foreign currencies, with $174 million denominated in the South African rand. Of the outstanding balance as of December 31, 2021, $218 million was denominated in foreign currencies, with $177 million denominated in the South African rand. The uncommitted lines of credit are unsecured and do not require compensating balances with the exception of $3 million as of December 31, 2022.

As of December 31, 2022, Seaboard had a committed $250 million line of credit secured by certain short-term investments maturing March 31, 2023. In 2022, Seaboard amended this committed line of credit agreement to extend the maturity date and change the interest reference rate from LIBOR to SOFR (Secured Overnight Financing Rate). Draws bear interest based on SOFR plus a spread. There was $131 million and $157 million outstanding under this committed line of credit as of December 31, 2022 and December 31, 2021, respectively.

The weighted average interest rate for outstanding lines of credit was 7.03% and 2.71% as of December 31, 2022 and 2021, respectively.

Long-term Debt

The following table is a summary of long-term debt:

	December 31,
(Millions of dollars)	2022	2021
Term Loan due 2028	$670	$677
Foreign subsidiary obligations	2	1
Other long-term debt	38	39
Total debt at face value	710	717
Current maturities and unamortized discount and costs	(8)	(9)
Long-term debt, less current maturities and unamortized discount and costs	$702	$708

In 2018, Seaboard Foods LLC entered into an Amended and Restated Term Loan Credit Agreement (“Credit Agreement”) with CoBank, ACB, Farm Credit Services of America, PCA, and the lenders party thereto for a $700 million unsecured term loan (“Term Loan”). The Term Loan provides for quarterly payments of the principal balance to the revised amortization schedule set forth in the Credit Agreement, with the balance due on the maturity date of September 25, 2028. The Term Loan bears interest at fluctuating rates based on various margins over a Base Rate, LIBOR or a Quoted Rate, at the option of the borrower. The interest rate was 6.01% and 1.73% as of December 31, 2022 and 2021, respectively. The Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on the incurrence of indebtedness over a certain threshold, ability to make certain acquisitions, investments and asset dispositions and aggregate dividend payments.

In conjunction with the purchase of certain equipment during 2021, $9 million of secured, other long-term debt was assumed. The loan agreement incurs a fixed interest rate of 5.60% and matures in August 2037. In December 2020, Seaboard received a $30 million note that incurs a fixed interest rate of 1.28% and matures in 2027.

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of December 31, 2022.

The aggregate minimum principal payments required on long-term debt as of December 31, 2022 were as follows: $7 million in 2023, $8 million in 2024, $8 million in 2025, $8 million in 2026, $38 million in 2027 and $641 million thereafter.

Note 8 − Commitments and Contingencies

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

Pork Price-Fixing Antitrust Litigation

On June 28, 2018, twelve indirect purchasers of pork products filed a class action complaint in the U.S. District Court for the District of Minnesota (the “Minnesota District Court”) against several pork processors, including Seaboard Foods LLC and Agri Stats, Inc., a company described in the complaint as a data sharing service. The complaint also named Seaboard Corporation as a defendant. Additional class action complaints with similar claims on behalf of putative classes of direct and indirect purchasers were later filed in the Minnesota District Court, and three additional actions by standalone plaintiffs (including the Commonwealth of Puerto Rico) were filed in or transferred to the Minnesota District Court. The consolidated actions are styled In re Pork Antitrust Litigation. The operative complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees. On October 16, 2020, the Minnesota District Court denied defendants’ motions to dismiss the amended complaints, but the Minnesota District Court later dismissed all claims against Seaboard Corporation without prejudice.

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

Pork Compensation Antitrust Litigation

On November 11, 2022, three employees of pork or beef processing plants filed a class action complaint in the U.S. District Court for the District of Colorado, individually and on behalf of all other employees at such plants (the “Class”), against several pork and beef processors and their subsidiaries and related companies, including Seaboard Foods LLC (“Defendants”). The complaint alleges, among other things, that beginning in January 2014, the Defendants conspired in violation of anti-trust laws to fix and depress the compensation paid to the Class by, among other things, participating in third-party compensation surveys and exchanging wage-related information through a third-party benchmarking service.  The relief sought includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees.

Seaboard believes that it has meritorious defenses to the claims and intends to vigorously defend them. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from the suit, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suit.

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

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing lists total liabilities of $53 million and assets of $30 million. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the amount of the net indebtedness of Cereoil, which based on the bankruptcy schedules would total $23 million. It is possible that the net indebtedness could be higher than this amount if Cereoil’s liabilities are greater than $53 million and/or Cereoil’s assets are worth less than $30 million.

In addition, in the event of an adverse ruling, the Bankruptcy Court of First Instance could order payment of the Trustee’s professional fees, interest, and other expenses. Any award in this case would offset against any award in the case described above filed on March 20, 2018.

On September 30, 2021, HSBC Bank (Uruguay) SA (“HSBC”), a creditor in the Cereoil bankruptcy proceeding pending in Uruguay, filed a suit in the U.S. District Court for the District of Kansas (the “Kansas District Court”) against Seaboard Corporation alleging claims for breach of contract, promissory estoppel, breach of the duty of good faith and fair dealing, unjust enrichment, fraud, negligent misrepresentation and fraud by concealment based upon a comfort letter, alleged statements by Cereoil personnel (including the Chief Financial Officer serving at the behest of Seaboard), and the same grain transactions that the Trustee challenges as fraudulent conveyances in the Cereoil bankruptcy in Uruguay discussed above. HSBC seeks $10 million plus interest and other relief in excess of $3 million. In March 2022, Seaboard filed a motion to dismiss HSBC’s claims on various grounds. On September 23, 2022, the Kansas District Court dismissed six of HSBC’s seven claims. Three of those claims, for fraud, negligent misrepresentation and fraud by concealment, can be re filed by HSBC in Uruguay. The other three claims, for breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment, were dismissed with prejudice and cannot be re-filed unless HSBC successfully appeals the Kansas District Court order. The one claim not dismissed in this matter is for promissory estoppel. Seaboard believes that it has meritorious defenses to this claim and intends to vigorously defend it. Due to the early stage of the proceeding, it is impossible to determine the probability of a favorable or unfavorable outcome resulting from this remaining claim.

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

General

Seaboard is subject to various administrative and judicial proceedings and other legal matters related to the normal conduct of its business. The ultimate resolution of these items is not expected to have a material adverse effect on the consolidated financial statements of Seaboard. Costs for litigating claims are expensed as incurred.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of such debt in order to further Seaboard’s business objectives. As of December 31, 2022, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as management considers the likelihood of loss to be remote.

Commitments

As of December 31, 2022, Seaboard had various non-cancelable commitments under contractual agreements:

	Years ended December 31,
(Millions of dollars)	2023	2024	2025	2026	2027	Thereafter	Totals
Hog procurement contracts (a)	$86	$57	$57	$42	$—	$—	$242
Grain and feedstock commitments (b)	581	152	4	3	—	—	740
Grain purchase contracts for resale (c)	842	1	—	—	—	—	843
Fuel supply contracts (d)	113	87	98	98	98	369	863
Capital expenditures (e)	127	152	98	—	—	—	377
Other commitments	130	1	1	1	1	9	143
Total unrecognized non-cancelable commitments	$1,879	$450	$258	$144	$99	$378	$3,208
(a)	The Pork segment has contracted with third parties for the purchase of hogs to support its operations. The amounts are based on projected market prices as of December 31, 2022.
(b)	The Pork segment enters into grain purchase and feedstock contracts to support its operations. For variable costs, the amounts are based on projected commodity prices as of December 31, 2022.
(c)	The CT&M segment enters into grain purchase contracts, primarily to support firm sales commitments. The amounts are fixed or based on projected commodity prices as of December 31, 2022.

(d)	The Power segment has a natural gas supply contract for a significant portion of the fuel required for EDM III. Also, the Marine segment has a fuel supply agreement to purchase natural gas for the initial three vessels under construction. The variable price components are based on market prices as of December 31, 2022.
(e)	The capital expenditures are primarily for the Marine segment’s construction of six vessels with expected delivery of three in 2024 and three in 2025 and the Pork segment’s biogas recovery projects and other investments that are expected to be completed in 2023. The amounts are based on milestones per respective contracts.

Note 9 − Employee Benefits

Seaboard has qualified defined benefit pension plans for its domestic salaried and clerical employees that were hired before January 1, 2014. Benefits are generally based upon the number of years of service and a percentage of final average pay. Seaboard did not make any contributions in 2022, 2021 and 2020 and currently does not plan on making any contributions in 2023 to qualified plans.

Seaboard also sponsors non-qualified, unfunded supplemental executive plans. Management has no plans to provide funding for these supplemental executive plans in advance of when the benefits are paid.

Pursuant to Seaboard’s investment policies for qualified pension plans, assets are invested to achieve a diversified target allocation of approximately 80% in equities and 20% in fixed-income securities. The investment strategy is periodically reviewed by management for adherence to policy and performance.

The following tables show the qualified plans’ assets measured at estimated fair value as of December 31, 2022 and 2021, respectively, and the level within the fair value hierarchy used to measure each category of assets:

	December 31,
(Millions of dollars)	2022	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$84	$84	$—	$—
Foreign equity securities	60	60	—	—
Domestic fixed income mutual funds	26	26	—	—
Foreign fixed income mutual funds	11	11	—	—
Money market funds	1	1	—	—
Total assets	$182	$182	$—	$—

	December 31,
(Millions of dollars)	2021	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$113	$113	$—	$—
Foreign equity securities	71	71	—	—
Domestic fixed income mutual funds	29	29	—	—
Foreign fixed income mutual funds	12	12	—	—
Money market funds	2	2	—	—
Total assets	$227	$227	$—	$—

Assumptions used in determining pension information for the qualified and nonqualified plans were:

	Years ended December 31,
	2022			2021			2020
Weighted average assumptions:
Discount rate used to determine obligations	5.30	-	5.40%	1.20	-	2.90%	0.70	-	2.60%
Discount rate used to determine net periodic benefit cost	1.20	-	2.90%	0.70	-	2.60%	2.15	-	3.50%
Expected return on plan assets			6.25%			6.25%			6.25%
Long-term rate of increase in compensation levels			4.00%			4.00%			4.00%

Management selected the discount rates based on a model-based result where the timing and amount of cash flows approximates the estimated payouts. The expected return on the qualified plans’ assets assumption is based on the weighted average of asset class expected returns that are consistent with the qualified plans’ asset allocation and related long-term projected returns.

The aggregate changes in the benefit obligation and fair value of assets for the qualified and nonqualified plans and the funded status were as follows:

	December 31,
	2022	2021
(Millions of dollars)	Accumulated benefits exceed assets	Accumulated benefits exceed assets
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$362	$379
Service cost	9	10
Interest cost	10	9
Actuarial gains	(97)	(10)
Plan settlements	—	(19)
Benefits paid	(8)	(7)
Benefit obligation at end of year	$276	$362
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$227	$206
Actual return on plan assets	(38)	27
Employer contributions	1	20
Plan settlements	—	(19)
Benefits paid	(8)	(7)
Fair value of plan assets at end of year	$182	$227
Funded status	$(94)	$(135)

The benefit obligation decreased primarily due to higher discount rates. The accumulated benefit obligation for the qualified and nonqualified plans was $247 million and $319 million as of December 31, 2022 and 2021, respectively. Expected future benefit payments for the qualified and nonqualified plans during each of the next five years and the next five years thereafter were as follows: $44 million, $17 million, $11 million, $15 million, $14 million and $78 million, respectively.

The net periodic benefit cost of these plans was as follows:

	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$9	$10	$9
Interest cost	10	9	11
Expected return on plan assets	(14)	(12)	(11)
Amortization	6	9	7
Settlement loss recognized	—	6	11
Net periodic benefit cost	$11	$22	$27

The amounts not reflected in net periodic benefit cost and included in accumulated other comprehensive loss before taxes as of December 31, 2022 and 2021 were $21 million and $71 million, respectively. Such amounts primarily represent the cumulative unrecognized net actuarial gains and losses that are generally amortized over the average remaining working lifetime of the active participants for all of these plans.

Seaboard has defined contribution retirement programs for various groups of employees. Contribution expense for these programs was $9 million, $4 million and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in costs in 2022 was primarily due to match changes for a production plan and an increase in the rate of matching contributions for another plan.

Seaboard has deferred compensation plans that allow certain employees to reduce their compensation in exchange for values in various investments. One plan requires certain individuals to defer compensation over a specific threshold and another plan, which no longer allows contributions, has options that are exercisable. In conjunction with these plans, Seaboard purchases investments that are classified as trading securities and included in other current assets, and recognizes the amount payable to employees in other current liabilities on the consolidated balance sheets. Investments for Seaboard’s deferred compensation plans were $26 million and $29 million as of December 31, 2022 and 2021, respectively. The amount payable to employees was $23 million and $26 million as of December 31, 2022 and 2021, respectively. Deferred compensation plan costs recognized in selling, general and administrative expenses are offset by the effect of the marked-to-market adjustments on investments recorded in other investment income (loss).

Note 10 − Derivatives and Fair Value of Financial Instruments

Seaboard’s assets and liabilities recognized at fair value on a recurring basis have been categorized based on a fair value hierarchy determined as follows:

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

Level 3 — Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its assumptions.

	December 31,
(Millions of dollars)	2022	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$433	$433	$—	$—
Domestic debt securities	399	162	237	—
Foreign equity securities	169	169	—	—
Foreign debt securities	66	—	66	—
Money market funds held in trading accounts	12	12	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	26	25	1	—
Long-term investment - BDC	63	—	63	—
Derivatives	26	26	—	—
Total assets	$1,201	$827	$374	$—
Liabilities:
Contingent consideration	$19	$—	$—	$19
Derivatives	12	2	10	—
Total liabilities	$31	$2	$10	$19

	December 31,
(Millions of dollars)	2021	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic debt securities	$542	$247	$295	$—
Domestic equity securities	472	472	—	—
Foreign equity securities	193	193	—	—
Foreign debt securities	133	2	131	—
Money market funds held in trading accounts	59	59	—	—
Other trading securities	17	—	17	—
Trading securities – other current assets	29	28	1	—
Long-term investment - BDC	81	—	—	81
Derivatives	11	6	5	—
Total assets	$1,537	$1,007	$449	$81
Liabilities:
Contingent consideration	$18	$—	$—	$18
Derivatives	10	5	5	—
Total liabilities	$28	$5	$5	$18

Financial instruments consisting of cash and cash equivalents, net receivables, lines of credit and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. The fair value of short-term investments is measured using multiple levels. Debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and ETFs. Domestic debt securities categorized as level 2 include corporate bonds, mortgage-backed securities, asset-backed securities, U.S. Treasuries and high-yield securities. Foreign debt securities categorized as level 2 include foreign government or government-related securities, corporate bonds, asset-backed securities and high-yield securities with a country-of-origin concentration outside the U.S. The trading securities classified as other current assets above are assets held for Seaboard’s deferred compensation plans.

Seaboard has a long-term investment in a BDC that primarily lends to and invests in debt securities of privately held companies. This long-term investment is valued at net asset value (“NAV”) but is subject to contractual sale restrictions pursuant to shareholder arrangements. During the third quarter of 2022, Seaboard adopted recently issued GAAP that clarifies these contractual restrictions should not be considered when estimating fair value. As a result, the BDC investment’s liquidity discount of $1 million was removed and prospectively, the instrument was reclassified as level 2 rather than level 3.

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

Seaboard’s contingent consideration, classified in other non-current liabilities, is related to a 2018 acquisition. The fair value is dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. The contingent consideration ranges between zero and $48 million payable between five and eight years following the closing, with timing at the discretion of the sellers. The fair value is classified as level 3 since the calculation is dependent upon projected company-specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled, with adjustments included in net earnings (loss). The increase in value during 2022 was related to higher projected EBITDA at the measurement date.

Derivatives

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses derivatives to manage commodity and foreign currency fluctuations. From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk of certain variable rate long-term debt and enters into equity futures contracts to manage the equity price risk of certain short-term investments. While management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. As a result, fluctuations in prices and rates could have a material impact on earnings in any given reporting period. Credit risks associated with derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and uses margin accounts for some accounts. As of December 31, 2022, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was less than $1 million.

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

		December 31,
(Millions)	Metric	2022	2021
Commodities:
Grain	Bushels	8	1
Hogs	Pounds	16	—
Soybean oil	Pounds	26	20
Heating oil	Gallons	—	15

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk of certain transactions denominated in foreign currencies. Foreign currency exchange agreements that primarily relate to an underlying commodity transaction are recorded at fair value with changes in value recognized as a component of cost of sales. Other foreign currency exchange agreements are recognized as a component of foreign currency gains (losses), net.

As of December 31, 2022 and 2021, Seaboard had foreign currency exchange agreements with notional amounts of $190 million and $95 million, respectively, primarily related to the South African rand and euro.

The following table provides the amount of gain (loss) recorded for each type of derivative and where it was recognized in the consolidated statements of comprehensive income:

(Millions of dollars)		2022	2021
Commodities	Cost of sales	$(45)	$(20)
Foreign currencies	Cost of sales	(17)	(2)
Foreign currencies	Foreign currency gains (losses), net	6	4
Interest rate swaps	Interest expense	—	5

The following table provides the fair value of each type of derivative held and where each derivative is included in the consolidated balance sheets:

		Asset Derivatives			Liability Derivatives
		December 31,	December 31,		December 31,	December 31,
(Millions of dollars)		2022	2021		2022	2021
Commodities	Other current assets	$26	$6	Other current liabilities	$2	$5
Foreign currencies	Other current assets	—	5	Other current liabilities	10	5

Seaboard’s commodity derivative assets and liabilities are presented in the consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2022 and 2021, the commodity derivatives had a margin account balance of $3 million and $28 million, respectively, resulting in a net other current asset in the consolidated balance sheets of $27 million and $29 million, respectively.

Note 11 − Stockholders’ Equity and Accumulated Other Comprehensive Loss

Seaboard’s share repurchase program expired on October 31, 2020. Under this share repurchase program, Seaboard was authorized to repurchase its common stock from time to time. Seaboard repurchased 4,069 shares of common stock during 2020 at a total price of $13 million. Shares repurchased were retired and became authorized and unissued shares.

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign		Cumulative
	Currency		Unrecognized
	Translation		Pension
(Millions of dollars)	Adjustment		Cost		Total
Balance December 31, 2019	$(369)		$(71)		$(440)
Other comprehensive loss before reclassifications	(7)		(38)		(45)
Amounts reclassified from AOCL to net earnings	—		14	(a)	14
Other comprehensive loss, net of tax	(7)		(24)		(31)
Balance December 31, 2020	$(376)		$(95)		$(471)
Other comprehensive income before reclassifications	8		18		26
Amounts reclassified from AOCL to net earnings	—		13	(a)	13
Other comprehensive income, net of tax	8		31		39
Balance December 31, 2021	$(368)		$(64)		$(432)
Other comprehensive income (loss) before reclassifications	(42)		38		(4)
Amounts reclassified from AOCL to net earnings	9	(b)	5	(a)	14
Other comprehensive income (loss), net of tax	(33)		43		10
Balance December 31, 2022	$(401)		$(21)		$(422)

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

The cumulative foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the Sugar and Alcohol segment. The Sugar and Alcohol segment’s functional currency has been the U.S. dollar due to highly inflationary accounting since 2018. The adjustments for the years presented are related to non-U.S. dollar functional currencies of consolidated subsidiaries and non-consolidated affiliates in the CT&M segment.

The cumulative unrecognized pension cost represents the unamortized net actuarial loss. Income taxes for the cumulative unrecognized pension cost component was recorded using a 25% effective tax rate, except for unrecognized pension cost of $5 million, $24 million and $34 million in 2022, 2021 and 2020, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 12 − Income Taxes

Earnings before income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2022	2021	2020
United States	$(205)	$337	$138
Foreign	782	298	148
Total earnings before income taxes excluding noncontrolling interests	577	635	286
Net earnings attributable to noncontrolling interests	2	1	—
Total earnings before income taxes	$579	$636	$286

The components of total income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Current:
Federal	$54	$35	$(50)
Foreign	42	33	35
State and local	12	10	2
Deferred:
Federal	(94)	3	26
Foreign	5	(7)	(3)
State and local	(22)	(9)	(7)
Income tax expense (benefit)	(3)	65	3
Unrealized changes in other comprehensive income (loss)	8	8	(3)
Total income taxes	$5	$73	$—

Income taxes for the years ended December 31, 2022, 2021 and 2020 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to earnings before income taxes excluding noncontrolling interests for the following reasons:

	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Computed “expected” tax expense excluding noncontrolling interests	$121	$133	$60
Adjustments to tax expense attributable to:
Foreign tax differences	(60)	(35)	10
Tax-exempt income	(17)	(15)	(17)
Foreign entity repatriation	10	—	—
Federal tax credits	(57)	(39)	(34)
Unrecognized tax benefits	7	14	—
Valuation allowance	(7)	6	(14)
Other	—	1	(2)
Total income tax expense (benefit)	$(3)	$65	$3

Certain of Seaboard’s foreign operations are subject to no income tax or a tax rate that is lower than the U.S. corporate tax rate. Fluctuation of earnings or losses incurred from certain foreign operations conducting business in these jurisdictions impact the mix of taxable earnings.

Tax-exempt income is primarily related to federal blender’s credits on the biodiesel that the Pork segment blends. As a result of these credits, Seaboard recognized non-taxable revenue of $79 million, $69 million and $79 million in net sales for the years ended December 31, 2022, 2021 and 2020, respectively. The receivable from the U.S. government was $53 million and $20 million as of December 31, 2022 and 2021, respectively, included in other receivables. The federal blender’s credits are available through 2024.

Seaboard has certain investments in various entities that are expected to enable Seaboard to obtain certain federal investment tax credits. During 2022, Seaboard invested $52 million in a solar renewable energy project in Guam and received $46 million of federal investment tax credits. Seaboard accounts for this solar investment using the flow-through method and recognized the impact of the investment tax credits in the period earned on a gross basis, with the charge related to the reduction of the investment recorded in other investment income (loss) offset by the benefit of the credits recorded in income tax benefit (expense). Also, Seaboard invested $11 million and $17 million during 2021 and 2020, respectively, in limited liability companies that operated refined coal processing plants that generated federal income tax credits based on production levels. These alternative long-term investments, accounted for using the equity method of accounting, generated in aggregate $46 million, $24 million and $22 million of investment tax credits for 2022, 2021 and 2020, respectively.

As of December 31, 2022 and 2021, Seaboard had income taxes receivable of $54 million and $46 million, respectively, primarily related to domestic tax jurisdictions, and had income taxes payable of $18 million and $13 million, respectively, primarily related to foreign tax jurisdictions.

Components of the net deferred income tax liability were as follows:

	December 31,
(Millions of dollars)	2022	2021
Deferred income tax liabilities:
Depreciation	$106	$121
Domestic partnerships	59	62
Unrealized gain on investments	—	13
Inventory	14	7
Foreign basis difference	13	—
Other	2	4
Gross deferred income tax liabilities	$194	$207
Deferred income tax assets:
Reserves/accruals	$68	$66
Sec. 174 capitalization	75	—
Unrealized loss on investments	40	—
Deferred earnings of foreign subsidiaries	3	—
Net operating and capital loss carry-forwards	28	67
Tax credit carry-forwards	22	32
Other	8	5
Gross deferred income tax assets before valuation allowance	244	170
Less: Valuation allowance	33	60
Net deferred income tax liability (asset)	$(17)	$97

The activity within the valuation allowance account was as follows:

	Balance at	Charge (credit)	Balance at
(Millions of dollars)	beginning of year	to expense	end of year
Allowance for Deferred Tax Assets:
Year Ended December 31, 2022	$60	(27)	$33
Year Ended December 31, 2021	$55	5	$60
Year Ended December 31, 2020	$68	(13)	$55

Management believes Seaboard’s future taxable income will be sufficient for full realization of the net deferred tax assets. The valuation allowance relates to the tax benefits from state net operating losses, foreign net operating losses and tax credits. Management does not believe these benefits are more likely than not to be realized due to limitations imposed on the utilization of these losses and credits. As of December 31, 2022, Seaboard had state net operating loss carry-forwards of approximately $181 million and foreign net operating loss carry-forwards of approximately $57 million, a portion of which expire in varying amounts between 2023 and 2042, while others have indefinite expiration periods. As of December 31, 2022, Seaboard had state tax credit carry-forwards of approximately $27 million, all of which carry-forward indefinitely.

Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During the fourth quarter of 2022, Seaboard reversed its indefinite reinvestment assertion in connection with certain previously-taxed undistributed earnings of its Seaboard Marine subsidiary due to the tax effectiveness of repatriating. As a result, Seaboard recorded a deferred tax liability of $13 million for federal and state incremental tax costs associated with the future potential repatriation of Seaboard Marine’s previously-taxed foreign undistributed earnings. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. Determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. Seaboard’s 2018 and 2019 U.S. income tax returns are currently under IRS examination. U.S. federal tax years prior to 2017 are no longer subject to IRS tax assessment as certain provisions under the Tax Cuts and Jobs Act have a statute of six years. In the U.S., typically the three most recent tax years are subject to IRS audits, unless an agreement is made to extend the statute of limitations for an audit in progress or the statute is specifically extended by law for certain specialized items. In Seaboard’s major non-U.S. jurisdictions, including Argentina, the Dominican Republic, Ivory Coast and Senegal, tax years are typically subject to examination for three to six years.

As of December 31, 2022 and 2021, Seaboard had $51 million and $41 million, respectively, in total unrecognized tax benefits, all of which if recognized would affect the effective tax rate. Seaboard does not have any material uncertain tax positions in which it is reasonably possible that the total amounts of the unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Millions of dollars)	2022	2021
Beginning balance at January 1	$41	$30
Additions for uncertain tax positions of prior years	1	7
Decreases for uncertain tax positions of prior years	(4)	(1)
Additions for uncertain tax positions of current year	23	6
Lapse of statute of limitations	(10)	(1)
Ending balance as of December 31	$51	$41

Seaboard accrues interest and penalties related to unrecognized tax benefits in income tax expense and had approximately $9 million and $10 million accrued as of December 31, 2022 and 2021, respectively.

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

The Pork segment primarily produces hogs to process and sells pork products to further processors, food service operators, distributors and grocery stores throughout the U.S. and to foreign markets. In 2022, this segment acquired hog inventory and certain hog farms in the central U.S. from The Maschhoffs, LLC for total cash consideration of $58 million. These additional farms increase the Pork segment’s sow base, resulting in less reliance on third-party hog suppliers. The purchase was recorded at fair value and the final purchase price allocation was $9 million to inventories, $45 million to property, plant and equipment and $4 million to goodwill. Goodwill represents the assembled workforce and the benefits of acquiring an existing operation. In 2020, this segment purchased a hog production company for $27 million, which primarily included hog farms and related assets. This segment also produces biodiesel and renewable diesel from pork fat and other animal fats and vegetable oils for sale, along with the related fuel credits, to third parties. The Pork segment’s renewable diesel production facility began operations during the third quarter of 2022.

The CT&M segment is an integrated agricultural commodity trading, processing and logistics operation that internationally markets wheat, corn, soybean meal and other agricultural commodities in bulk to third-party customers and to non-consolidated affiliates. This segment operates flour, maize and feed mills and bakery operations in numerous foreign countries. In 2022, this segment sold its Brazilian flour milling operations primarily for cash proceeds of $6 million, net of cash sold. In 2021, this segment increased its ownership interest in a feed manufacturer and hog producer in Ecuador from 50% to 80%. Total consideration for the purchase price included $7 million of cash paid, net of cash acquired, Seaboard’s previously held equity interest and affiliate trade receivables. The final purchase price allocation primarily included working capital of $30 million and property, plant and equipment of $17 million.

The Marine segment provides cargo shipping services in the U.S., the Caribbean and Central and South America. The Sugar and Alcohol segment produces and processes sugar and alcohol in Argentina. The Power segment is an independent power producer in the Dominican Republic that owns two power-generating barges, with EDM III placed in service during the second quarter of 2022. The Turkey segment, accounted for using the equity method, produces and processes turkey products. Total assets for the Turkey segment represent Seaboard’s investment in Butterball. See Note 6 for more information on Butterball. The All Other segment represents primarily a jalapeño pepper processing operation.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

Net Sales:	Year Ended December 31, 2022
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,954	$6,275	$—	$123	$—	$16	$8,368
Transportation	11	—	2,043	—	—	2	2,056
Energy	611	—	—	6	158	—	775
Other	29	15	—	—	—	—	44
Segment/consolidated totals	$2,605	$6,290	$2,043	$129	$158	$18	$11,243

Net Sales:	Year Ended December 31, 2021
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$2,091	$5,139	$—	$113	$—	$14	$7,357
Transportation	8	—	1,396	—	—	1	1,405
Energy	357	—	—	10	60	—	427
Other	25	15	—	—	—	—	40
Segment/consolidated totals	$2,481	$5,154	$1,396	$123	$60	$15	$9,229

Net Sales:	Year Ended December 31, 2020
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,682	$3,981	$—	$95	$—	$16	$5,774
Transportation	8	—	1,005	—	—	—	1,013
Energy	219	—	—	11	64	—	294
Other	32	13	—	—	—	—	45
Segment/consolidated totals	$1,941	$3,994	$1,005	$106	$64	$16	$7,126

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

Operating Income (Loss):	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Pork	$(96)	$227	$131
CT&M	151	61	118
Marine	591	197	21
Sugar and Alcohol	11	2	2
Power	14	(9)	3
All other	1	1	1
Segment totals	672	479	276
Corporate	(15)	(21)	(31)
Consolidated totals	$657	$458	$245

The following tables present Seaboard’s total assets and capital expenditures by segment. Corporate assets primarily include cash and short-term investments, other current assets related to deferred compensation plans, long-term investments and other miscellaneous items.

Total Assets:	December 31,
(Millions of dollars)	2022	2021
Pork	$2,698	$2,265
CT&M	1,915	2,054
Marine	882	749
Sugar and Alcohol	165	155
Power	342	359
Turkey	350	245
All other	6	7
Segment totals	6,358	5,834
Corporate	1,544	1,669
Consolidated totals	$7,902	$7,503

Capital Expenditures:	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Pork	$315	$343	$207
CT&M	14	17	8
Marine	136	44	10
Sugar and Alcohol	9	8	5
Power	—	43	27
All other	—	1	2
Segment totals	474	456	259
Corporate	—	4	—
Consolidated totals	$474	$460	$259

Geographic Information

Seaboard had sales in Colombia totaling $1,578 million, $1,144 million and $812 million for the years ended December 31, 2022, 2021 and 2020, respectively, representing approximately 14%, 12% and 11% of total sales for each respective year. Seaboard had sales in South Africa totaling $992 million, $917 million and $743 million for the years ended December 31, 2022, 2021 and 2020, respectively, representing approximately 9% of total sales for 2022 and 10% for years 2021 and 2020. No other individual foreign country accounted for 10% or more of sales to external customers.

The following table provides a geographic summary of net sales based on the location of product delivery or service:

	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Caribbean, Central and South America	$5,054	$3,566	$2,744
Africa	3,107	2,685	2,099
United States (a)	2,181	2,031	1,536
Pacific Basin and Far East	490	545	435
Canada/Mexico	338	309	202
Europe	71	86	101
All other	2	7	9
Total sales	$11,243	$9,229	$7,126
(a)	For Marine segment services on product delivery to the U.S., geographic location is based on origination port.

The following table provides a geographic summary of Seaboard’s property, plant and equipment according to their physical location and primary port for the vessels:

	December 31,
(Millions of dollars)	2022	2021
United States	$1,682	$1,331
Dominican Republic	281	297
Argentina	59	59
China	35	—
Ivory Coast	33	39
Senegal	32	40
Zambia	31	30
All other	93	96
Total property, plant and equipment, net	$2,246	$1,892

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2022, Seaboard’s management has evaluated, under the direction of its chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e). Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Seaboard is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision, and with the participation of management and its Internal Audit Department, Seaboard conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that Seaboard’s internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, the independent registered public accounting firm that audited Seaboard’s financial statements contained herein, also audited Seaboard’s internal control over financial reporting as of December 31, 2022. The audit report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions “Item 1: Election of Directors,” “Board of Directors Information – Committees of the Board – Audit Committee,” and “Board of Directors Information – Director Nominations” of Seaboard’s definitive proxy statement for the 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022 (“Proxy Statement”).

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

10.6*+	Amended and Restated Seaboard Corporation Post-2018 Non-Qualified Deferred Compensation Plan effective January 1, 2023 dated December 13, 2022.

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

10.10*

Seaboard Corporation Pension Plan as restated and amended effective January 1, 2021. Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2021.

10.11*	Seaboard Marine Pension Plan effective January 1, 2021. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended April 3, 2021.

10.12*

Amendment No. 1 to the Seaboard Marine Pension Plan as Restated as of January 1, 2021, dated November 15, 2021. Incorporated herein by reference to Exhibit 10.12 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2021.

10.13*+	Seaboard Corporation Long-term Incentive Plan effective January 1, 2022.

10.14*+	Seaboard Corporation 401(K) Excess Plan effective January 1, 2022 and dated December 13, 2022.

10.15*

Seaboard Marine Ltd. 401(K) Excess Plan effective January 1, 2009 and dated December 18, 2009. Incorporated herein by reference to Exhibit 10.24 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2009.

10.16*	First Amendment to the Seaboard Marine Ltd. 401(k) Excess Plan effective January 1, 2022. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended April 2, 2022.

10.17*	Seaboard Corporation Investment Option Plan dated December 18, 2000. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2000.
10.18*	Seaboard Corporation Executive Officers’ Bonus Policy (effective for 2018-2020). Incorporated herein by reference to Exhibit 10.17 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2018.

10.19*

Seaboard Corporation Named Executive Officers’ Bonus Policy (effective for 2021 and supersedes all policies). Incorporated herein by reference to Exhibit 10.16 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2021.

10.20*

Restated Employment Agreement between Seaboard Corporation and Robert L. Steer dated August 27, 2020. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended September  26,  2020.

10.21*

Restated Employment Agreement between Seaboard Corporation and David H. Rankin dated January  12, 2021. Incorporated herein by reference to Exhibit 10.19 of Seaboard’s Form 10-K for the year ended December 31, 2020.

10.22*

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

10.24*

Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 21, 2012. Incorporated herein by reference to Exhibit 10.20 of Seaboard’s Form 10-K for the fiscal year ended December  31, 2012.

10.25*

Employment Agreement between Seaboard Foods LLC and Peter B. Brown dated November 30, 2020. Incorporated herein by reference to Exhibit 10.22 of Seaboard’s Form 10-K for the fiscal year ended December  31, 2021.

10.26*	Summary of Perquisite for Personal Use of Seaboard Airplane. Incorporated herein by reference to Exhibit 10.23 of Seaboard’s Form 10-K for the fiscal year ended December 31, 2021.

10.27

Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated May 30, 2008. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 30, 2008.

10.28

Amendment No. 1 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated March 30, 2009. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.29

Amendment No. 2 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated July 31, 2013. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.30

Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods, LLC, and for certain limited purposes only, the members of Triumph Foods, LLC. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 8-K dated February 3, 2004.

10.31

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

SEABOARD CORPORATION
(Registrant)

By:	/s/ Robert L. Steer
Robert L. Steer
President and Chief Executive Officer

Date:	February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Robert L. Steer	February 14, 2023	President, Chief Executive Officer
Robert L. Steer		(principal executive officer)

/s/ David H. Rankin	February 14, 2023	Executive Vice President,
David H. Rankin		Chief Financial Officer
(principal financial officer)

/s/ Michael D. Trollinger	February 14, 2023	Senior Vice President,
Michael D. Trollinger		Corporate Controller and
Chief Accounting Officer
(principal accounting officer)

/s/ Ellen S. Bresky	February 14, 2023	Chairwoman of the Board
Ellen S. Bresky

/s/ Douglas W. Baena	February 14, 2023	Lead Director
Douglas W. Baena

/s/ David A. Adamsen	February 14, 2023	Director
David A. Adamsen

/s/ Frances B. Shifman	February 14, 2023	Director
Frances B. Shifman

/s/ Paul M. Squires	February 14, 2023	Director
Paul M. Squires