Form 10-Q
period 2023-04-01
SEABOARD CORP /DE/
filed 2023-05-03
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on April 24, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	April 1,	April 2,
(Millions of dollars except share and per share amounts)	2023	2022
Net sales:
Products (includes affiliate sales of $258 and $389)	$1,984	$2,214
Services (includes affiliate sales of $6 and $5)	463	477
Other	52	18
Total net sales	2,499	2,709
Cost of sales and operating expenses:
Products	2,094	2,121
Services	331	331
Other	40	21
Total cost of sales and operating expenses	2,465	2,473
Gross income	34	236
Selling, general and administrative expenses	97	90
Operating income (loss)	(63)	146
Other income (expense):
Interest expense	(12)	2
Interest income	13	5
Income from affiliates	26	23
Other investment income (loss), net	27	(65)
Foreign currency losses, net	(4)	—
Miscellaneous, net	—	8
Total other income (loss), net	50	(27)
Earnings (loss) before income taxes	(13)	119
Income tax expense	(3)	(15)
Net earnings (loss)	$(16)	$104
Less: Net income attributable to noncontrolling interests	—	(1)
Net earnings (loss) attributable to Seaboard	$(16)	$103

Earnings per common share	$(13.78)	$89.28
Average number of shares outstanding	1,160,779	1,160,779

Other comprehensive income (loss), net of income tax expense of $0 and $0:
Foreign currency translation adjustment	12	(1)
Unrecognized pension cost	2	—
Other comprehensive income (loss), net of tax	$14	$(1)
Comprehensive income (loss)	(2)	103
Less: Comprehensive income attributable to noncontrolling interests	—	(1)
Comprehensive income (loss) attributable to Seaboard	$(2)	$102

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	April 1,	December 31,
(Millions of dollars except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$84	$199
Short-term investments	1,213	1,086
Receivables:
Trade	601	588
Due from affiliates	139	195
Other	125	171
Total receivables	865	954
Allowance for credit losses	(31)	(31)
Receivables, net	834	923
Inventories	1,587	1,670
Other current assets	148	139
Total current assets	3,866	4,017
Property, plant and equipment, net of accumulated depreciation of $1,794 and $1,744	2,260	2,246
Operating lease right of use assets, net	420	445
Investments in and advances to affiliates	759	753
Goodwill	161	154
Other non-current assets	329	287
Total assets	$7,795	$7,902
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$459	$457
Accounts payable	368	429
Deferred revenue (includes $39 and $12 from affiliates)	101	70
Operating lease liabilities	151	156
Other current liabilities	374	417
Total current liabilities	1,453	1,529
Long-term debt, less current maturities	699	702
Long-term operating lease liabilities	299	318
Other non-current liabilities	335	339
Total liabilities	2,786	2,888
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2023 and 2022	1	1
Accumulated other comprehensive loss	(408)	(422)
Retained earnings	5,398	5,417
Total Seaboard stockholders’ equity	4,991	4,996
Noncontrolling interests	18	18
Total equity	5,009	5,014
Total liabilities and stockholders’ equity	$7,795	$7,902

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2021	$1	$(432)	$4,847	$18	$4,434
Comprehensive income:
Net earnings	—	—	103	1	104
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 2, 2022	$1	$(433)	$4,947	$19	$4,534

Balances, December 31, 2022	$1	$(422)	$5,417	$18	$5,014
Comprehensive income:
Net loss	—	—	(16)	—	(16)
Other comprehensive income, net of tax	—	14	—	—	14
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 1, 2023	$1	$(408)	$5,398	$18	$5,009

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$(16)	$104
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	71	50
Deferred income taxes	(43)	(23)
Income from affiliates	(26)	(23)
Dividends received from affiliates	19	6
Other investment loss (income), net	(27)	65
Other, net	11	8
Changes in assets and liabilities, net of dispositions:
Receivables, net of allowance for credit losses	93	(99)
Inventories	85	(45)
Other assets	(10)	(2)
Accounts payable	(58)	67
Other liabilities, exclusive of debt	(6)	(2)
Net cash from operating activities	93	106
Cash flows from investing activities:
Purchase of short-term investments	(374)	(165)
Proceeds from the sale of short-term investments	254	220
Proceeds from the maturity of short-term investments	27	7
Capital expenditures	(111)	(161)
Proceeds from the sale of property, plant and equipment	14	7
Purchase of long-term investments	—	(13)
Proceeds from the sale of subsidiaries, net of cash sold	—	13
Other, net	(1)	(5)
Net cash from investing activities	(191)	(97)
Cash flows from financing activities:
Uncommitted lines of credit, net	(55)	27
Draws under committed lines of credit	426	379
Repayments of committed lines of credit	(368)	(385)
Principal payments of long-term debt	(2)	(3)
Finance lease payments	(14)	(6)
Dividends paid	(3)	(3)
Net cash from financing activities	(16)	9
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net change in cash and cash equivalents	(115)	19
Cash and cash equivalents at beginning of year	199	75
Cash and cash equivalents at end of period	$84	$94

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Seaboard Corporation and its subsidiaries (“Seaboard”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Seaboard’s annual report on Form 10-K for the year ended December 31, 2022. The unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. Seaboard’s first three quarterly periods include approximately 13 weeks ending on the Saturday closest to the end of March, June and September. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

Related-party Transactions

Seaboard has investments in several non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. Related-party transactions with these non-consolidated affiliates for product sales or services are identified on the statement of comprehensive income. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in Cost of sales was $26 million and $7 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

Supplemental Cash Flow Information

Non-cash investing activities for the three months ended April 1, 2023, included purchases of property, plant and equipment in accounts payable of $8 million. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48	$49
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	14	6
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$18	$13
Finance leases	1	59

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was related to foreign currency translation of $7 million within the CT&M segment. As of April 1, 2023, intangible assets, included in other non-current assets, were $32 million, which consists of the gross carrying amount of $79 million net of accumulated amortization of $41 million and net of accumulated foreign currency translation of $6 million.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	April 1,	December 31,
(Millions of dollars)	2023	2022
Domestic debt securities	$475	$399
Domestic equity securities	440	433
Foreign equity securities	174	169
Foreign debt securities	107	66
Money market funds held in trading accounts	13	12
Other trading securities	4	7
Total trading short-term investments	$1,213	$1,086

The unrealized losses related to trading securities still held at the end of the respective reporting period was ($101) million and ($42) million for the three months ended April 1, 2023 and April 2, 2022, respectively.

Seaboard had $19 million and $16 million of short-term investments denominated in foreign currencies, primarily euros, as of April 1, 2023 and December 31, 2022, respectively.

As of April 1, 2023 and December 31, 2022, Seaboard had long-term investments of $185 million, primarily in a business development company (“BDC”), real estate and renewable energy facilities. The BDC investment is included in the fair value hierarchy table in Note 5 and the other investments are primarily accounted for under the equity method of accounting. Long-term investments are classified in other non-current assets on the consolidated balance sheets.

Note 3 – Inventories

The following is a summary of inventories:

	April 1,	December 31,
(Millions of dollars)	2023	2022
At lower of FIFO cost and net realizable value ("NRV"):
Hogs and materials	$496	$538
Pork products and materials	78	75
Grains, oilseeds and other commodities	488	475
Biofuels and related credits	180	221
Other	108	104
Total inventories at lower of FIFO cost and NRV	1,350	1,413
Grain, flour and feed at lower of weighted average cost and NRV	237	257
Total inventories	$1,587	$1,670

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of April 1, 2023, the outstanding balances under committed and uncommitted lines of credit were $190 million and $269 million, respectively. Of the total outstanding balance as of April 1, 2023, $158 million was denominated in foreign currencies, with $139 million denominated in the South African rand and the remaining in various other currencies. As of December 31, 2022, the outstanding balances under committed and uncommitted lines of credit were $131 million and $326 million, respectively. Of the total outstanding balance as of December 31, 2022, $194 million was denominated in foreign currencies, with $174 million denominated in the South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 7.24% and 7.03% as of April 1, 2023 and December 31, 2022, respectively.

On March 28, 2023, Seaboard amended and restated its committed line of credit agreement. This $450 million line of credit is secured by certain short-term investments and has a maturity date of March 28, 2025. Draws bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a spread.

Long-term Debt

Long-term debt includes borrowings under term loans and other contractual obligations for payment, including notes payable. The interest rate on the Term Loan due 2028 was 6.47% and 6.01% as of April 1, 2023 and December 31, 2022, respectively.

The following is a summary of long-term debt:

	April 1,	December 31,
(Millions of dollars)	2023	2022
Term Loan due 2028	$668	$670
Foreign subsidiary obligations	2	2
Other long-term debt	38	38
Total debt at face value	708	710
Current maturities and unamortized discount and costs	(9)	(8)
Long-term debt, less current maturities and unamortized discount and costs	$699	$702

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of April 1, 2023.

Legal Proceedings

Helms-Burton Act Litigation

On July 21, 2021, a lawsuit was filed by an individual, Odette Blanco de Fernandez (“Ms. de Fernandez”), and the heirs (“Inheritors”) and estates (“Estates”) of four of her siblings (Ms. de Fernandez, together with the Inheritors and the Estates being referred to as the “Plaintiffs”) against Seaboard Corporation in the U.S. District Court for the District of Delaware (the “Delaware District Court”), making claims under Title III of the Cuban Liberty and Solidarity Act of 1996, also known as the Helms-Burton Act (the “Act”). The same Plaintiffs filed a separate lawsuit against Seaboard Marine Ltd. (“Seaboard Marine”) on December 20, 2020, in the U.S. District Court for the Southern District of Florida (the “Florida District Court”). The complaints in each lawsuit seek unspecified damages (including treble damages) and pre-filing interest as provided in the Act; pre-judgment interest; attorneys’ fees, costs and expenses; and such other relief as is just and proper.

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

The Florida District Court in the Seaboard Marine case dismissed the claims of the Inheritors and the Estates because they did not acquire the ownership claims prior to March 1996, as required by the Act. The remaining plaintiff, Ms. de Fernandez, contends she owns 20% of the companies that were granted the concession and owned land in or around Mariel Bay, Cuba. On August 19, 2022, the Florida District Court granted Seaboard Marine’s Motion for Summary Judgment and entered a Final Judgment (the “Summary Judgment”) in favor of Seaboard Marine. On September 1, 2022, the Plaintiffs appealed the Summary Judgment to the United States Court of Appeals for the Eleventh Circuit (“Appeal”). The Plaintiffs’ appeal is pending.

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

On March 24, 2023, the Plaintiffs, Seaboard Marine and Seaboard Corporation entered into a settlement agreement to settle the cases against Seaboard Marine and Seaboard Corporation for an immaterial amount that is contingent on the Florida District Court granting an Agreed Motion to Vacate the Summary Judgment entered in favor of Seaboard Marine on August 19, 2022.

Pork Price-Fixing Antitrust Litigation

On June 28, 2018, twelve indirect purchasers of pork products filed a class action complaint in the U.S. District Court for the District of Minnesota (the “Minnesota District Court”) against several pork processors, including Seaboard Foods LLC and Agri Stats, Inc., a company described in the complaint as a data sharing service. The complaint also named Seaboard Corporation as a defendant. Additional class action complaints with similar claims on behalf of putative classes of direct and indirect purchasers were later filed in the Minnesota District Court, and three additional actions by standalone plaintiffs (including the Commonwealth of Puerto Rico) were filed in or transferred to the Minnesota District Court. The consolidated actions are styled In re Pork Antitrust Litigation. The complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees. On October 16, 2020, the Minnesota District Court denied defendants’ motions to dismiss the amended complaints, but the Minnesota District Court later dismissed all claims against Seaboard Corporation without prejudice.  On March 3, 2023, the Minnesota District Court granted the Plaintiffs’ Motions to Certify the Classes with respect to all three classes.

Additional standalone plaintiffs filed similar actions in other federal courts throughout the country, several of which name Seaboard Corporation as a defendant. These actions have been conditionally transferred to Minnesota for pretrial proceedings pursuant to an order by the Judicial Panel on Multidistrict Litigation. The states of New Mexico and Alaska have filed civil cases in state court against substantially the same defendants, including Seaboard Foods LLC and Seaboard Corporation, based on substantially similar allegations.

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

Pork Compensation Antitrust Litigation

On November 11, 2022, three employees of pork or beef processing plants filed a class action complaint in the U.S. District Court for the District of Colorado, individually and on behalf of all other employees at such plants (the “Class”), against several pork and beef processors and their subsidiaries and related companies, including Seaboard Foods LLC (“Defendants”). The complaint alleges, among other things, that beginning in January 2014, the Defendants conspired in violation of antitrust laws to fix and depress the compensation paid to the Class by, among other things, participating in third-party compensation surveys and exchanging wage-related information through a third-party benchmarking service.  The relief sought includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees.

Seaboard believes that it has meritorious defenses to the claims and intends to vigorously defend them. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from the suit.

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

On September 30, 2021, HSBC Bank (Uruguay) SA (“HSBC”), a creditor in the Cereoil bankruptcy proceeding pending in Uruguay, filed a suit in the U.S. District Court for the District of Kansas (the “Kansas District Court”) against Seaboard Corporation alleging claims for breach of contract, promissory estoppel, breach of the duty of good faith and fair dealing, unjust enrichment, fraud, negligent misrepresentation and fraud by concealment based upon a comfort letter, alleged statements by Cereoil personnel (including the Chief Financial Officer serving at the behest of Seaboard), and the same grain transactions that the Trustee challenges as fraudulent conveyances in the Cereoil bankruptcy in Uruguay discussed above. HSBC seeks $10 million plus interest and other relief in excess of $3 million. In March 2022, Seaboard filed a motion to dismiss HSBC’s claims on various grounds. On September 23, 2022, the Kansas District Court dismissed six of HSBC’s seven claims. Three of those claims, for fraud, negligent misrepresentation and fraud by concealment, can be refiled by HSBC in Uruguay. The other three claims, for breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment, were dismissed with prejudice and cannot be refiled unless HSBC successfully appeals the Kansas District Court order. The one claim not dismissed in this matter is for promissory estoppel. Seaboard believes that it has meritorious defenses to this claim and intends to vigorously defend it. It is impossible to determine the probability of a favorable or unfavorable outcome resulting from this remaining claim.

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

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of such debt in order to further Seaboard’s business objectives. As of April 1, 2023, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as the likelihood of loss is remote.

Note 5 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	April 1,
(Millions of dollars)	2023	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic debt securities	$475	$174	$301	$—
Domestic equity securities	440	440	—	—
Foreign equity securities	174	174	—	—
Foreign debt securities	107	—	107	—
Money market funds held in trading accounts	13	13	—	—
Other trading securities	4	—	4	—
Trading securities – other current assets	28	27	1	—
Long-term investment – BDC	65	—	65	—
Derivatives	10	8	2	—
Total assets	$1,316	$836	$480	$—
Liabilities:
Contingent consideration	$20	$—	$—	$20
Derivatives	14	14	—	—
Total liabilities	$34	$14	$—	$20

	December 31,
(Millions of dollars)	2022	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$433	$433	$—	$—
Domestic debt securities	399	162	237	—
Foreign equity securities	169	169	—	—
Foreign debt securities	66	—	66	—
Money market funds held in trading accounts	12	12	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	26	25	1	—
Long-term investment – BDC	63	—	63	—
Derivatives	26	26	—	—
Total assets	$1,201	$827	$374	$—
Liabilities:
Contingent consideration	$19	$—	$—	$19
Derivatives	12	2	10	—
Total liabilities	$31	$2	$10	$19

Financial instruments consisting of cash and cash equivalents, net receivables, lines of credit and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The fair value of short-term investments is measured using multiple levels. Domestic debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and exchange-traded funds. Domestic debt securities categorized as level 2 include corporate bonds, mortgage-backed securities, asset-backed securities, U.S. Treasuries and high-yield securities. Foreign debt securities categorized as level 2 include foreign government or government-related securities, corporate bonds, asset-backed securities and high-yield securities with a country-of-origin concentration outside the U.S.

Seaboard has a long-term investment in a BDC that primarily lends to and invests in debt securities of privately held companies. This long-term investment is valued at net asset value, but is subject to contractual sale restrictions pursuant to shareholder arrangements.

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

Seaboard’s contingent consideration, classified in other non-current liabilities, is related to a 2018 acquisition. The fair value is dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization as a metric. The contingent consideration ranges between zero and $48 million payable between five and eight years following the closing, with timing at the discretion of the sellers. The fair value is classified as level 3 since the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled, with adjustments included in net earnings (loss). The change in value during 2023 was related to updated interest and foreign currency exchange rates.

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses various commodity derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Also, Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable rate long-term debt and equity futures contracts to manage the equity price risk with respect to certain short-term investments. While management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. These derivative contracts are recorded at fair value, with any changes in fair value recognized in the condensed consolidated statements of comprehensive income. As the derivative contracts are not accounted for as hedges, fluctuations in the related prices or rates could have a material impact on earnings in any given reporting period. The nature of Seaboard’s market risk exposure has not materially changed since December 31, 2022.

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		April 1,	December 31,
(Millions)	Metric	2023	2022
Commodities:
Grain	Bushels	22	8
Hogs	Pounds	145	16
Soybean oil	Pounds	29	26
Sugar	Pounds	21	—
Foreign currencies	U.S. dollar	124	190

Credit risks associated with these derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and using margin accounts for some contracts. As of April 1, 2023, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $2 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		April 1,	December 31,		April 1,	December 31,
(Millions of dollars)		2023	2022		2023	2022
Commodities	Other current assets	$8	$26	Other current liabilities	$14	$2
Foreign currencies	Other current assets	2	—	Other current liabilities	—	10

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of April 1, 2023 and December 31, 2022, the commodity derivatives had a margin account balance of $47 million and $3 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $41 million and $27 million, respectively.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended
		April 1,	April 2,
(Millions of dollars)		2023	2022
Commodities	Cost of sales	$(3)	$(28)
Foreign currencies	Cost of sales	3	(1)
Foreign currencies	Foreign currency gains (losses), net	(2)	1

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign		Cumulative
	Currency		Unrecognized
	Translation		Pension
(Millions of dollars)	Adjustment		Cost		Total
Balance December 31, 2021	$(368)		$(64)		$(432)
Other comprehensive loss before reclassifications	(10)		(1)		(11)
Amounts reclassified from AOCL to net earnings	9	(b)	1	(a)	10
Other comprehensive loss, net of tax	(1)		—		(1)
Balance April 2, 2022	(369)		(64)		(433)

Balance December 31, 2022	$(401)		$(21)		$(422)
Other comprehensive income before reclassifications	12		1		13
Amounts reclassified from AOCL to net earnings	—		1	(a)	1
Other comprehensive income, net of tax	12		2		14
Balance April 1, 2023	$(389)		$(19)		$(408)

(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.
(b)	This reclassification adjustment reflects the recognition of a currency translation adjustment upon the disposition of a CT&M business in Brazil whose functional currency was the Brazilian real.

Note 7 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective products or services of each segment, see Note 13 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2022. There were no significant segment updates during the first quarter of 2023.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended April 1, 2023
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$428	$1,341	$—	$38	$—	$3	$1,810
Transportation	3	—	448	—	—	—	451
Energy	174	—	—	—	52	—	226
Other	9	3	—	—	—	—	12
Segment/Consolidated Totals	$614	$1,344	$448	$38	$52	$3	$2,499

	Three Months Ended April 2, 2022
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$491	$1,567	$—	$31	$—	$4	$2,093
Transportation	2	—	466	—	—	—	468
Energy	121	—	—	—	18	—	139
Other	6	3	—	—	—	—	9
Segment/Consolidated Totals	$620	$1,570	$466	$31	$18	$4	$2,709

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

Operating Income (Loss):	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Pork	$(212)	$27
CT&M	43	12
Marine	96	113
Sugar and Alcohol	6	2
Power	10	(5)
Segment Totals	(57)	149
Corporate	(6)	(3)
Consolidated Totals	$(63)	$146

Income (Loss) from Affiliates:	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Pork	$10	$—
CT&M	(8)	5
Marine	(1)	2
Turkey	25	16
Segment/Consolidated Totals	$26	$23

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

Total Assets:	April 1,	December 31,
(Millions of dollars)	2023	2022
Pork	$2,625	$2,698
CT&M	1,888	1,915
Marine	819	882
Sugar and Alcohol	164	165
Power	339	342
Turkey	367	350
All Other	5	6
Segment Totals	6,207	6,358
Corporate	1,588	1,544
Consolidated Totals	$7,795	$7,902

Investments in and Advances to Affiliates:	April 1,	December 31,
(Millions of dollars)	2023	2022
Pork	$154	$152
CT&M	198	210
Marine	35	36
Sugar and Alcohol	2	2
Power	3	3
Turkey	367	350
Segment/Consolidated Totals	$759	$753

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of April 1, 2023 and December 31, 2022, Butterball had total assets of $1.2 billion and $1.1 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Net sales	$408	$399
Operating income	$50	$13
Net income	$48	$30

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, Seaboard's consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q and within Seaboard’s annual report on Form 10-K filed for the year ended December 31, 2022. Certain statements in this report contain forward-looking statements. See the section entitled “Forward-looking Statements” for more information on these forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

Management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities are adequate for its existing operations and any currently known potential plans for expansion in both the short-term and long-term. It is management’s intent to continue seeking expansion opportunities in the industries in which Seaboard operates and to utilize existing liquidity, available borrowing capacity and other financing alternatives for such opportunities. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard’s financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous.

Liquidity includes cash and cash equivalents, short-term investments and availability under line of credit facilities. As of April 1, 2023, Seaboard had cash and short-term investments of nearly $1.3 billion, an increase of $12 million from December 31, 2022. Also, additional total net working capital was $1.1 billion as of April 1, 2023. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,323
Amounts drawn against lines	(459)
Available borrowing capacity as of April 1, 2023	$864

Seaboard’s available borrowing capacity increased $196 million from December 31, 2022. Seaboard’s committed line of credit agreement was amended and restated during the first quarter of 2023, increasing the borrowing capacity from $250 million to $450 million.

As of April 1, 2023, $128 million of the $1.3 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During 2022, Seaboard reversed its indefinite reinvestment assertion in connection with previously-taxed undistributed earnings of its Seaboard Marine subsidiary due to the operational efficiencies of repatriating and recorded a deferred tax liability. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. Determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

Cash Flows

Cash provided by operating activities decreased $13 million for the three-month period of 2023 compared to the same period in 2022. Net earnings, adjusted for non-cash items, were down $198 million, partially offset by positive cash flow from working capital changes of $185 million. The working capital changes reflected a decrease in accounts receivable due to lower revenues, a decrease in inventories due to lower inventory prices, and a decrease in accounts payable due to timing of payments on purchases.

Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities. Proceeds from the sale of short-term investments may be used to fund working capital needs and capital expenditure purchases. During the three months ended April 1, 2023, Seaboard invested $111 million in property, plant and equipment, of which $81 million was in the Pork segment for biogas recovery projects and other investments, and $28 million in the Marine segment to purchase a used vessel and other investments. For the remainder of 2023, management has budgeted capital expenditures totaling approximately $595 million. The Pork segment planned expenditures are primarily for biogas recovery projects, normal replacement of breeding herd and other investments. At certain hog farms, the Pork segment is constructing biogas recovery facilities to capture methane from its hog lagoons and inject it as renewable natural gas into the local pipeline infrastructure. The Marine segment planned expenditures include installment payments on vessels under construction. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Seaboard’s lines of credit are used to fund working capital and investments in capital expenditures, as needed. The primary debt outstanding is a Term Loan due in 2028 with a balance of $668 million as of April 1, 2023.

RESULTS OF OPERATIONS

Overall, Seaboard’s businesses were impacted with the volatility in the commodity grain, hog and fuel markets and a general softening of global demand. As Seaboard’s operations are heavily commodity-driven, financial performance for certain subsidiaries is very cyclical based on respective commodity markets.

Net Sales

Net sales for the three-month period of 2023 decreased $210 million compared to the same period in 2022. The decrease primarily reflected a decline of $226 million in sales in the CT&M segment largely due to lower volumes of commodities sold. See the net sales discussion by reportable segment below for more details.

Operating Income (Loss)

Operating income decreased $209 million for the three-month period of 2023 compared to the same period in 2022. The decrease primarily reflected a decline of $239 million in operating income in the Pork segment primarily due to lower selling prices on pork products and higher hog costs. See the operating income discussion by reportable segment below for more details.

Interest Expense

Interest expense increased $14 million for the three-month period of 2023 compared to the same period in 2022 primarily due to higher interest rates on outstanding debt. During each of the first quarters of 2023 and 2022, Seaboard received its annual patronage dividend on the Term Loan due 2028.

Other Investment Income (Loss), Net

Other investment income, net increased $92 million for the three-month period of 2023 compared to the same period in 2022 primarily due to unrealized mark-to-market gains on short-term investments.

Income Tax Benefit (Expense)

The effective tax rate for the three-month period of 2023 decreased compared to the three-month period of 2022 primarily due to lower forecasted earnings compared to prior year.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income by reportable segment to consolidated net sales and consolidated operating income (loss), respectively.

Pork Segment

	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Net sales	$614	$620
Operating income (loss)	$(212)	$27
Income from affiliates	$10	$—

Net sales for the Pork segment decreased $6 million for the three-month period of 2023 compared to the same period in 2022. The decrease was primarily the result of lower sales prices of pork products and market hogs due to declines in commodity market pricing reducing net sales by $58 million. This decrease was partially offset by $54 million of sales from the renewable diesel plant in Hugoton, Kansas that began operations during the third quarter of 2022. An increase in biodiesel gallons sold of $18 million was offset by lower prices for, and the timing of, sales of related credits of $19 million.

Operating income for the Pork segment decreased $239 million for the three-month period of 2023 compared to the same period in 2022. The decrease was primarily due to $215 million in lower margins on pork products and market hogs due to lower sales prices, higher hog costs primarily due to an increase in feed costs of $74 million and a $53 million non-cash adjustment to record this segment’s inventory as of April 1, 2023, at the lower of cost and net realizable value. This adjustment was based on a combination of factors, including the decline in quoted future market prices for pork products and higher incurred and quoted future grain costs. Biodiesel and renewable diesel sales further contributed to $23 million of lower operating income primarily due to lower margins and additional costs related to the operation of the renewable diesel plant, partially offset by no mark-to-market derivative contract losses in the three-month period of 2023 compared to $16 million of such losses in the same period in 2022. Management is unable to predict market prices for pork products, biodiesel, renewable diesel or the cost of feed or third-party hogs for future periods; however, based on current conditions management anticipates this segment will not be profitable for the remainder of 2023.

Income from affiliates increased $10 million primarily due to improved volumes and margins on further-processed pork products, and to a lesser extent, improved margins and volumes on fresh pork products processed from third-party and affiliate hogs.

CT&M Segment

	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Net sales	$1,344	$1,570
Operating income as reported	$43	$12
Mark-to-market adjustments	(7)	18
Operating income excluding mark-to-market adjustments	$36	$30
Income (loss) from affiliates	$(8)	$5

Net sales for the CT&M segment decreased $226 million for the three-month period of 2023 compared to the same period in 2022. The decrease primarily reflected lower volumes of certain commodities sold due to increased competition that reduced net sales by $321 million. This decrease was partially offset by higher sales prices on certain commodities due to commodity price fluctuations that increased net sales by $95 million.

Operating income for this segment increased $31 million for the three-month period of 2023 compared to the same period in 2022. The increase primarily reflected the change of $25 million in mark-to-market adjustments on derivative contracts. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment for the remainder of 2023, excluding the effects of mark-to-market adjustments on derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $7 million and higher by $18 million for the three-month period of 2023 and 2022, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2023. Management believes eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Net sales	$448	$466
Operating income	$96	$113

Net sales for the Marine segment decreased $18 million for the three-month period of 2023 compared to the same period in 2022. The decrease was primarily the result of a decline of approximately 17% in cargo volumes, partially offset by higher average freight rates. While freight rates were higher in the first quarter of 2023 as compared to the first quarter of 2022, freight rates have begun declining during the first quarter of 2023.

Operating income for this segment decreased $17 million for the three-month period of 2023 compared to the same period in 2022. The decrease was primarily the result of lower voyage revenue. Management cannot predict changes in fuel costs or other voyage costs, cargo volumes or cargo rates for future periods; however, management anticipates this segment will be profitable for the remainder of 2023, though operating income is expected to be lower than the prior year.

Sugar and Alcohol Segment

	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Net sales	$38	$31
Operating income	$6	$2

Net sales for the Sugar and Alcohol segment increased $7 million for the three-month period of 2023 compared to the same period in 2022. The increase primarily reflected higher prices of sugar as a result of lower supply from last year’s harvest and higher prices of alcohol sold due to governmental price adjustments.

Operating income for the Sugar and Alcohol segment increased $4 million for the three-month period of 2023 compared to the same period in 2022. The increase primarily reflected higher margins on sugar sales. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate for future periods; however, management anticipates this segment will be profitable for the remainder of 2023.

Power Segment

	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Net sales	$52	$18
Operating income (loss)	$10	$(5)

Net sales for the Power segment increased $34 million for the three-month period of 2023 compared to the same period in 2022. The increase primarily reflected more power generation from EDM III ($34 million), which began operations in June of 2022. More power generation from EDM II, the power-generating barge that began operations in 2012, was offset by lower spot market rates as a result of lower fuel prices.

Operating income for the Power segment increased $15 million for the three-month period of 2023 compared to the same period in 2022. The increase was primarily due to income generated from EDM III’s operations ($12 million). Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods; however, management anticipates this segment will be profitable for the remainder of 2023. While EDM II remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Turkey Segment

	Three Months Ended
	April 1,	April 2,
(Millions of dollars)	2023	2022
Income from affiliates	$25	$16

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. The increase in income from affiliates for the three-month period of 2023 compared to the same period in 2022 was primarily the result of higher margins, partially offset by lower volumes of pounds sold and $19 million in other non-operating income recorded in the first quarter of 2022. The higher margins were primarily due to a 17% increase in sales prices due to general commodity pricing and a stronger mix of value-added products. The other non-operating income recorded in the first quarter of 2022 primarily included a gain on the sale of business. Management is unable to predict market prices for turkey products or the cost of feed for future periods; however, management anticipates this segment will be profitable for the remainder of 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2022. See Note 5 to the condensed consolidated financial statements for further discussion of market risk exposure.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 1, 2023. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended April 1, 2023 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10-K for the year ended December 31, 2022.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Supplemental Retirement Benefit Agreement between Seaboard Corporation and Robert L. Steer dated January 2, 2023

10.2*	Supplemental Retirement Benefit Agreement between Seaboard Corporation and David M. Dannov dated January 2, 2023

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, renewable diesel and biodiesel, freight, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiii) adverse results in pending litigation matters; or (xiv) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. Such factors include risks associated with international operations, including Russia’s invasion of Ukraine, deterioration of economic conditions and increasing recessionary risks, interest rate fluctuations, inflation, systemic pressures in the banking industry, including potential disruptions in credit markets, supply chain and labor market disruptions, stock price fluctuations, decentralization of operations, investments in non-consolidated affiliates, cyber-attacks and cybersecurity breaches, the food industry, health risks to animals, fluctuations in commodity prices, increases in costs of purchase, difficulties in obtaining and retaining appropriate personnel, the loss or closure of principal properties, disruptions of operations of suppliers and co-packers, ocean transportation, fluctuations in fuel costs, general risks of litigation, compliance with complex rules and regulations, including stringent environmental regulation, and specific risks relating to Seaboard's segments. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K, as supplemented in this Form 10-Q, describes these factors and identifies other important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABOARD CORPORATION
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: May 3, 2023

by:	/s/ Barbara M. Smith
Barbara M. Smith Vice President and Corporate Controller

(principal accounting officer)

Date: May 3, 2023