Form 10-Q
period 2023-07-01
SEABOARD CORP /DE/
filed 2023-08-01
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

There were 1,160,779 shares of common stock, $1.00 par value per share, outstanding on July 24, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars except share and per share amounts)	2023	2022	2023	2022
Net sales:
Products (affiliate sales of $290, $411, $548 and $800)	$1,957	$2,388	$3,941	$4,602
Services (affiliate sales of $6, $5, $12 and $10)	373	538	836	1,015
Other	63	47	115	65
Total net sales	2,393	2,973	4,892	5,682
Cost of sales and operating expenses:
Products	1,982	2,302	4,076	4,423
Services	275	350	606	681
Other	40	40	80	61
Total cost of sales and operating expenses	2,297	2,692	4,762	5,165
Gross income	96	281	130	517
Selling, general and administrative expenses	100	89	197	179
Operating income (loss)	(4)	192	(67)	338
Other income (expense):
Interest expense	(20)	(12)	(32)	(10)
Interest income	14	7	27	12
Income from affiliates	25	23	51	46
Other investment income (loss), net	23	(162)	50	(227)
Foreign currency gains, net	7	12	3	12
Miscellaneous, net	3	2	3	10
Total other income (expense), net	52	(130)	102	(157)
Earnings before income taxes	48	62	35	181
Income tax benefit	4	46	1	31
Net earnings	$52	$108	$36	$212
Less: Net earnings attributable to noncontrolling interests	—	—	—	(1)
Net earnings attributable to Seaboard	$52	$108	$36	$211

Earnings per common share	$44.80	$92.53	$31.01	$181.81
Average number of shares outstanding	1,160,779	1,160,779	1,160,779	1,160,779

Other comprehensive income (loss), net of income tax expense of $0, $0, $0 and $0:
Foreign currency translation adjustment	1	(2)	13	(3)
Unrecognized pension cost	2	1	4	1
Other comprehensive income (loss), net of tax	$3	$(1)	$17	$(2)
Comprehensive income	55	107	53	210
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(1)
Comprehensive income attributable to Seaboard	$55	$107	$53	$209

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	July 1,	December 31,
(Millions of dollars except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$68	$199
Short-term investments	1,225	1,086
Receivables:
Trade	553	588
Due from affiliates	148	195
Other	142	171
Total receivables	843	954
Allowance for credit losses	(27)	(31)
Receivables, net	816	923
Inventories	1,610	1,670
Other current assets	147	139
Total current assets	3,866	4,017
Property, plant and equipment, net of accumulated depreciation of $1,850 and $1,744	2,287	2,246
Operating lease right-of-use assets, net	402	445
Investments in and advances to affiliates	734	753
Goodwill	162	154
Other non-current assets	354	287
Total assets	$7,805	$7,902
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$444	$457
Accounts payable	348	429
Deferred revenue (includes $30 and $12 from affiliates)	79	70
Operating lease liabilities	148	156
Other current liabilities	439	417
Total current liabilities	1,458	1,529
Long-term debt, less current maturities	698	702
Long-term operating lease liabilities	281	318
Other non-current liabilities	306	339
Total liabilities	2,743	2,888
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2023 and 2022	1	1
Accumulated other comprehensive loss	(405)	(422)
Retained earnings	5,448	5,417
Total Seaboard stockholders’ equity	5,044	4,996
Noncontrolling interests	18	18
Total equity	5,062	5,014
Total liabilities and stockholders’ equity	$7,805	$7,902

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2021	$1	$(432)	$4,847	$18	$4,434
Comprehensive income (loss):
Net earnings	—	—	103	1	104
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 2, 2022	$1	$(433)	$4,947	$19	$4,534
Comprehensive income (loss):
Net earnings	—	—	108	—	108
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 2, 2022	$1	$(434)	$5,053	$19	$4,639

Balances, December 31, 2022	$1	$(422)	$5,417	$18	$5,014
Comprehensive income (loss):
Net loss	—	—	(16)	—	(16)
Other comprehensive income, net of tax	—	14	—	—	14
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 1, 2023	$1	$(408)	$5,398	$18	$5,009
Comprehensive income:
Net earnings	—	—	52	—	52
Other comprehensive income, net of tax	—	3	—	—	3
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 1, 2023	$1	$(405)	$5,448	$18	$5,062

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 1,	July 2,
(Millions of dollars)	2023	2022
Cash flows from operating activities:
Net earnings	$36	$212
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	142	102
Deferred income taxes	(60)	(80)
Income from affiliates	(51)	(46)
Dividends received from affiliates	65	16
Other investment loss (income), net	(50)	227
Other, net	17	17
Changes in assets and liabilities, net of dispositions:
Receivables, net of allowance for credit losses	109	(201)
Inventories	66	(192)
Other assets	(7)	(25)
Accounts payable	(79)	79
Other liabilities, exclusive of debt	16	8
Net cash from operating activities	204	117
Cash flows from investing activities:
Purchase of short-term investments	(627)	(263)
Proceeds from the sale of short-term investments	507	408
Proceeds from the maturity of short-term investments	47	9
Capital expenditures	(219)	(273)
Proceeds from the sale of property, plant and equipment	20	13
Purchase of long-term investments	(10)	(33)
Proceeds from the sale of subsidiaries, net of cash sold	—	15
Proceeds from the sale of non-consolidated affiliates	—	13
Other, net	—	(8)
Net cash from investing activities	(282)	(119)
Cash flows from financing activities:
Uncommitted lines of credit, net	(89)	96
Draws under committed lines of credit	757	859
Repayments of committed lines of credit	(681)	(910)
Principal payments of long-term debt	(4)	(5)
Finance lease payments	(29)	(15)
Dividends paid	(5)	(5)
Net cash from financing activities	(51)	20
Effect of exchange rate changes on cash and cash equivalents	(2)	2
Net change in cash and cash equivalents	(131)	20
Cash and cash equivalents at beginning of year	199	75
Cash and cash equivalents at end of period	$68	$95

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

Related-Party Transactions

Seaboard has investments in several non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. Related-party transactions with these non-consolidated affiliates for product sales or services are identified on the statement of comprehensive income. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in Cost of sales were $18 million and $11 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and $44 million and $18 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

Supplemental Cash Flow Information

Non-cash investing activities for the six months ended July 1, 2023 included purchases of property, plant and equipment in accounts payable of $6 million. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Six Months Ended
	July 1,	July 2,
(Millions of dollars)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$97	$98
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	29	15
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$41	$23
Finance leases	2	93

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was related to foreign currency translation differences of $8 million within the Commodity Trading and Milling (“CT&M”) segment. As of July 1, 2023, intangible assets, included in other non-current assets, were $30 million, which consists of the gross carrying amount of $79 million, net of accumulated amortization of $43 million and net of accumulated foreign currency translation of $6 million.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	July 1,	December 31,
(Millions of dollars)	2023	2022
Domestic debt securities	$472	$399
Domestic equity securities	361	433
Foreign equity securities	174	169
Money market funds held in trading accounts	117	12
Foreign debt securities	98	66
Other trading securities	3	7
Total trading short-term investments	$1,225	$1,086

The unrealized gains (losses) related to trading securities still held at the end of the respective reporting period was $21 million and $53 million for the three- and six-months ended July 1, 2023, respectively, and ($110) million and ($150) million for the three- and six-months ended July 2, 2022, respectively.

Seaboard had $20 million and $16 million of short-term investments denominated in foreign currencies, primarily euros, as of July 1, 2023 and December 31, 2022, respectively.

As of July 1, 2023 and December 31, 2022, Seaboard had long-term investments of $188 million and $185 million, primarily in a business development company (“BDC”), real estate and renewable energy facilities. The BDC investment is included in the fair value hierarchy table in Note 5 and the other investments are primarily accounted for under the equity method of accounting. Long-term investments are classified in other non-current assets on the consolidated balance sheets.

Note 3 – Inventories

The following is a summary of inventories:

	July 1,	December 31,
(Millions of dollars)	2023	2022
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$504	$538
Pork products and materials	74	75
Grains, oilseeds and other commodities	488	475
Biofuels and related credits	227	221
Other	102	104
Total inventories at lower of FIFO cost and NRV	1,395	1,413
Grain, flour and feed at lower of weighted average cost and NRV	215	257
Total inventories	$1,610	$1,670

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of July 1, 2023, the outstanding balances under committed and uncommitted lines of credit were $207 million and $237 million, respectively. Of the total outstanding balance as of July 1, 2023, $133 million was denominated in foreign currencies with $119 million denominated in the South African rand and the remaining in various other currencies. As of December 31, 2022, the outstanding balances under committed and uncommitted lines of credit were $131 million and $326 million, respectively. Of the total outstanding balance as of December 31, 2022, $194 million was denominated in foreign currencies, with $174 million denominated in the South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 7.08% and 7.03% as of July 1, 2023 and December 31, 2022, respectively.

On March 28, 2023, Seaboard amended and restated its committed line of credit agreement to increase the borrowing capacity and extend the maturity date. This $450 million line of credit is secured by certain short-term investments and has a maturity date of March 28, 2025. Draws bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a spread.

Long-Term Debt

Long-term debt includes borrowings under term loans and other contractual obligations, including notes payable.

The following is a summary of long-term debt:

	July 1,	December 31,
(Millions of dollars)	2023	2022
Term Loan due 2028	$667	$670
Foreign subsidiary obligations	1	2
Other long-term debt	38	38
Total debt at face value	706	710
Current maturities and unamortized discount and costs	(8)	(8)
Long-term debt, less current maturities and unamortized discount and costs	$698	$702

On June 30, 2023, Seaboard amended and restated its Term Loan due 2028 credit agreement to change the interest reference rate from the London Inter-Bank Offered Rate (“LIBOR”) to SOFR due to the discontinuation of LIBOR as of June 30, 2023. The amendment was accounted for using the practical expedient option offered by current guidance which allows for contract modifications resulting in a new reference rate be accounted for as a continuation of the existing contract. The Term Loan due 2028 bears interest at fluctuating rates based on margins over a Base Rate or SOFR, at the option of the borrower, based on terms defined in credit agreement. The interest rate on the Term Loan due 2028 was 6.83% and 6.01% as of July 1, 2023 and December 31, 2022, respectively.

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of July 1, 2023.

Legal Proceedings

Seaboard is subject to various legal proceedings and claims which arise in the ordinary course of business. In Seaboard’s opinion, it has made appropriate and adequate accruals for claims where necessary as of July 1, 2023; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the outcome could have a material effect on the financial condition or results of operations of Seaboard. Costs for litigating claims are expensed as incurred.

Helms-Burton Act Litigation

On July 21, 2021, a lawsuit was filed by an individual, Odette Blanco de Fernandez (“Ms. de Fernandez”), and the heirs (“Inheritors”) and estates (“Estates”) of four of her siblings (Ms. de Fernandez, together with the Inheritors and the Estates being referred to as the “Plaintiffs”) against Seaboard Corporation in the U.S. District Court for the District of Delaware (the “Delaware District Court”), making claims under Title III of the Cuban Liberty and Solidarity Act of 1996, also known as the Helms-Burton Act (the “Act”). The same Plaintiffs filed a separate lawsuit against Seaboard Marine Ltd. (“Seaboard Marine”) on December 20, 2020, in the U.S. District Court for the Southern District of Florida (the “Florida District Court”). The complaints in each lawsuit seek unspecified damages (including treble damages) and pre filing interest as provided in the Act; pre-judgment interest; attorneys’ fees, costs and expenses; and such other relief as is just and proper.

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

On March 24, 2023, the Plaintiffs, Seaboard Marine and Seaboard Corporation entered into a settlement agreement to settle the cases against Seaboard Marine and Seaboard Corporation for an immaterial amount that was contingent on the Florida District Court vacating the Summary Judgment entered in favor of Seaboard Marine on August 19, 2022. On June 13, 2023 the Florida District Court denied the Motion to Vacate the Summary Judgement and this denial order was not appealed. As such, the settlement is of no force and effect, and the Appeal will continue. Seaboard believes that it has meritorious defenses to the claims and intends to vigorously defend the litigation. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and if unfavorable, could result in a material liability.

Pork Price-Fixing Antitrust Litigation

On June 28, 2018, twelve indirect purchasers of pork products filed a class action complaint in the U.S. District Court for the District of Minnesota (the “Minnesota District Court”) against several pork processors, including Seaboard Foods LLC (“Seaboard Foods”) and Agri Stats, Inc., a company described in the complaint as a data sharing service. The complaint also named Seaboard Corporation as a defendant. Additional class action complaints with similar claims on behalf of putative classes of direct and indirect purchasers were later filed in the Minnesota District Court, and three additional actions by standalone plaintiffs (including the Commonwealth of Puerto Rico) were filed in or transferred to the Minnesota District Court. The consolidated actions are styled In re Pork Antitrust Litigation. The complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees. On October 16, 2020, the Minnesota District Court denied the defendants’ motions to dismiss the amended complaints, but the Minnesota District Court later dismissed all claims against Seaboard Corporation without prejudice. On March 3, 2023, the Minnesota District Court granted the Plaintiffs’ Motions to Certify the Classes with respect to all three classes.

Additional standalone plaintiffs filed similar actions in federal courts throughout the country, several of which named Seaboard Corporation as a defendant. Those actions filed in courts other than the District of Minnesota have been conditionally transferred to Minnesota for pretrial proceedings pursuant to an order by the Judicial Panel on Multidistrict Litigation. The states of New Mexico and Alaska filed civil cases in state court against substantially the same defendants, including Seaboard Foods and Seaboard Corporation, based on substantially similar allegations. Except in the New Mexico action, all claims against Seaboard Corporation have been dismissed without prejudice.

On June 12, 2023, Seaboard Foods entered into a settlement agreement with the putative direct purchaser plaintiff class (the “DPP Class”), which settlement is subject to court approval. Pursuant to this agreement, Seaboard agreed to pay the DPP Class approximately $10 million, which Seaboard recognized as an expense within cost of sales in the condensed consolidated statements of comprehensive income for the three- and six-months ended July 1, 2023. Members of the class will have the opportunity to opt-out of the settlement and commence or continue their own actions. The settlement with the DPP Class does not cover the claims of (a) the standalone “direct action” plaintiffs, who will have the opportunity to opt-out of Seaboard’s settlement with the DPP Class, (b) other direct purchasers, if any, that elect to opt-out of the settlement and file their own actions against Seaboard, (c) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”) or (d) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”). Seaboard will therefore continue to litigate against such opt-outs, the EUCP Class and the CIIP Class and will consider reasonable settlements where they are available.

Seaboard believes that it has meritorious defenses to the claims alleged in these matters and intends to vigorously defend any matters not resolved by the above settlement. It is impossible at this stage either to determine the probability of a favorable or unfavorable outcome resulting from these suits, or to reasonably estimate the amount of potential loss or range of potential loss, if any, resulting from the suits. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and if unfavorable, could result in a material liability.

Pork Compensation Antitrust Litigation

On November 11, 2022, three employees of pork or beef processing plants filed a class action complaint (the “Class Action”) in the U.S. District Court for the District of Colorado (the “Court”) individually and on behalf of all other employees at such plants (the “Class”), against several pork and beef processors and their subsidiaries and related companies, including Seaboard Foods. The complaint alleges, among other things, that beginning in January 2014, the defendants conspired in violation of antitrust laws to fix and depress the compensation paid to the Class by, among other things, participating in third-party compensation surveys and exchanging wage-related information through a third-party benchmarking service. The relief sought includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees.

On June 23, 2023, Seaboard Foods reached a settlement with the Class to settle the Class Action for an immaterial amount, which settlement is subject to approval of the Court. Members of the Class will have the opportunity to opt-out of the Class and commence their own actions.

Cereoil and Nolston Litigation

On March 20, 2018, the bankruptcy trustee (the “Trustee”) for Cereoil Uruguay S.A. (“Cereoil”) filed a suit in the Bankruptcy Court of First Instance in Uruguay naming as parties Seaboard Corporation and its subsidiaries, Seaboard Overseas Limited (“SOL”) and Seaboard Uruguay Holdings Ltd. (“Seaboard Uruguay”). Seaboard Corporation has a 45% indirect ownership of Cereoil. The suit (the “Clawback Action”) seeks an order requiring Seaboard Corporation, SOL and Seaboard Uruguay to reimburse Cereoil the amount of approximately $22 million (approximately $35 million with interest at the statutory rate) (the “Clawback Amount”), contending that deliveries of soybeans to SOL pursuant to purchase agreements should be set aside as fraudulent conveyances. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard and its two subsidiaries could be ordered to pay the Clawback Amount to Cereoil.

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $53 million and assets of approximately $30 million. Based on the administration of the case and the liquidation of assets, as of July 1, 2023 the U.S. dollar equivalent of liabilities is estimated to be approximately $48 million and the liquidation value of the assets is estimated to be $17 million or less. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the liabilities of Cereoil, net of any amounts received from the liquidation of Cereoil’s assets, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses. Any award in this case should be reduced by the amount of any award in the Clawback Action described above that is paid to Cereoil.

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

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $29 million and assets of $15 million. Based on the administration of the case which resulted in duplicative claims made in the Cereoil case and the liquidation of assets, as of July 1, 2023 the U.S. dollar equivalent of liabilities is estimated to be approximately $1 million, and there are no remaining assets with any value. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard Corporation and the other defendants could be ordered to pay the liabilities of Nolston, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of such debt in order to further Seaboard’s business objectives. As of July 1, 2023, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as the likelihood of loss is remote.

Note 5 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	July 1,
(Millions of dollars)	2023	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic debt securities	$472	$171	$301	$—
Domestic equity securities	361	361	—	—
Foreign equity securities	174	174	—	—
Money market funds held in trading accounts	117	117	—	—
Foreign debt securities	98	—	98	—
Other trading securities	3	—	3	—
Trading securities – other current assets	29	28	1	—
Long-term investment - BDC	63	—	63	—
Derivatives	7	4	3	—
Total assets	$1,324	$855	$469	$—
Liabilities:
Contingent consideration	$25	$—	$—	$25
Derivatives	14	13	1	—
Total liabilities	$39	$13	$1	$25

	December 31,
(Millions of dollars)	2022	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$433	$433	$—	$—
Domestic debt securities	399	162	237	—
Foreign equity securities	169	169	—	—
Foreign debt securities	66	—	66	—
Money market funds held in trading accounts	12	12	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	26	25	1	—
Long-term investment - BDC	63	—	63	—
Derivatives	26	26	—	—
Total assets	$1,201	$827	$374	$—
Liabilities:
Contingent consideration	$19	$—	$—	$19
Derivatives	12	2	10	—
Total liabilities	$31	$2	$10	$19

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

Seaboard’s contingent consideration is related to a 2018 acquisition. The fair value is dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. The contingent consideration ranges between zero and $48 million payable between five and eight years following the closing, with timing at the discretion of the sellers. The fair value is classified as level 3 since the calculation is dependent upon projected company-specific inputs using a Monte Carlo simulation. Seaboard remeasures the estimated fair value of the contingent consideration liability until settled, with adjustments included in net earnings (loss). The change in value during 2023 was related to updated probability of payout timing, interest rates and foreign currency rates.

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

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses various commodity derivative futures and options to manage its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Seaboard also enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable rate long-term debt and enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Although management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. These derivative contracts are recorded at fair value, with any changes in fair value recognized in the condensed consolidated statements of comprehensive income. As the derivative contracts are not accounted for as hedges, fluctuations in the related prices or rates could have a material impact on earnings in any given reporting period. The nature of Seaboard’s market risk exposure has not materially changed since December 31, 2022.

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		July 1,	December 31,
(Millions)	Metric	2023	2022
Commodities:
Grain	Bushels	23	8
Hogs	Pounds	115	16
Soybean oil	Pounds	92	26
Foreign currencies	U.S. dollar	8	190

Credit risks associated with these derivative contracts are not significant because Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and using margin accounts for some contracts. As of July 1, 2023, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $1 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		July 1,	December 31,		July 1,	December 31,
(Millions of dollars)		2023	2022		2023	2022
Commodities	Other current assets	$6	$26	Other current liabilities	$13	$2
Foreign currencies	Other current assets	1	—	Other current liabilities	1	10

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of July 1, 2023 and December 31, 2022, the commodity derivatives had a margin account balance of $50 million and $3 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $43 million and $27 million, respectively.

The following table provides the amount of gain or (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Six Months Ended
		July 1,	July 2,	July 1,	July 2,
(Millions of dollars)		2023	2022	2023	2022
Commodities	Cost of sales	$(22)	$(30)	$(25)	$(58)
Foreign currencies	Cost of sales	(1)	(5)	2	(6)
Foreign currencies	Foreign currency gains (losses), net	(2)	8	(4)	9

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign		Cumulative
	Currency		Unrecognized
	Translation		Pension
(Millions of dollars)	Adjustment		Cost		Total
Balance December 31, 2021	$(368)		$(64)		$(432)
Other comprehensive loss before reclassifications	(10)		(1)		(11)
Amounts reclassified from AOCL to net earnings	9	(b)	1	(a)	10
Other comprehensive loss, net of tax	(1)		—		(1)
Balance April 2, 2022	$(369)		$(64)		$(433)
Other comprehensive loss before reclassifications	(2)		—		(2)
Amounts reclassified from AOCL to net earnings	—		1	(a)	1
Other comprehensive income (loss), net of tax	(2)		1		(1)
Balance July 2, 2022	$(371)		$(63)		$(434)

Balance December 31, 2022	$(401)		$(21)		$(422)
Other comprehensive income before reclassifications	12		1		13
Amounts reclassified from AOCL to net earnings	—		1	(a)	1
Other comprehensive income, net of tax	12		2		14
Balance April 1, 2023	$(389)		$(19)		$(408)
Other comprehensive income before reclassifications	1		2		3
Amounts reclassified from AOCL to net earnings	—		—	(a)	—
Other comprehensive income, net of tax	1		2		3
Balance July 1, 2023	$(388)		$(17)		$(405)
(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.
(b)	This reclassification adjustment reflects the recognition of a currency translation adjustment upon the disposition of a CT&M business in Brazil whose functional currency was the Brazilian real.

Note 7 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power, and Turkey, each offering a specific product or service. For details on the respective products or services of each segment, see Note 13 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2022. There were no significant segment updates during the first half of 2023.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

Net Sales:	Three Months Ended July 1, 2023
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$434	$1,332	$—	$40	$—	$2	$1,808
Transportation	3	—	356	—	—	2	361
Energy	149	—	—	—	63	—	212
Other	9	3	—	—	—	—	12
Segment/Consolidated Totals	$595	$1,335	$356	$40	$63	$4	$2,393

Net Sales:	Three Months Ended July 2, 2022
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$513	$1,707	$—	$24	$—	$4	$2,248
Transportation	3	—	523	—	—	1	527
Energy	140	—	—	—	47	—	187
Other	7	4	—	—	—	—	11
Segment/Consolidated Totals	$663	$1,711	$523	$24	$47	$5	$2,973

Net Sales:	Six Months Ended July 1, 2023
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$862	$2,673	$—	$78	$—	$5	$3,618
Transportation	6	—	804	—	—	2	812
Energy	323	—	—	—	115	—	438
Other	18	6	—	—	—	—	24
Segment/Consolidated Totals	$1,209	$2,679	$804	$78	$115	$7	$4,892

Net Sales:	Six Months Ended July 2, 2022
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,004	$3,274	$—	$55	$—	$8	$4,341
Transportation	5	—	989	—	—	1	995
Energy	261	—	—	—	65	—	326
Other	13	7	—	—	—	—	20
Segment/Consolidated Totals	$1,283	$3,281	$989	$55	$65	$9	$5,682

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

Operating Income (Loss):	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2023	2022	2023	2022
Pork	$(104)	$1	$(316)	$28
CT&M	17	30	60	42
Marine	60	155	156	268
Sugar and Alcohol	3	—	9	2
Power	22	6	32	1
All Other	1	1	1	1
Segment Totals	(1)	193	(58)	342
Corporate	(3)	(1)	(9)	(4)
Consolidated Totals	$(4)	$192	$(67)	$338

Income (Loss) from Affiliates:	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2023	2022	2023	2022
Pork	$9	$7	$19	$7
CT&M	(2)	4	(10)	9
Marine	2	1	1	3
Sugar and Alcohol	—	—	—	—
Power	—	—	—	—
Turkey	16	11	41	27
Segment/Consolidated Totals	$25	$23	$51	$46

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

Total Assets:	July 1,	December 31,
(Millions of dollars)	2023	2022
Pork	$2,724	$2,698
CT&M	1,805	1,915
Marine	800	882
Sugar and Alcohol	164	165
Power	345	342
Turkey	351	350
All Other	5	6
Segment Totals	6,194	6,358
Corporate	1,611	1,544
Consolidated Totals	$7,805	$7,902

Investments in and Advances to Affiliates:	July 1,	December 31,
(Millions of dollars)	2023	2022
Pork	$153	$152
CT&M	188	210
Marine	37	36
Sugar and Alcohol	2	2
Power	3	3
Turkey	351	350
Segment/Consolidated Totals	$734	$753

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of July 1, 2023 and December 31, 2022, Butterball had total assets of $1.2 billion and $1.1 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$458	$417	$866	$816
Operating income	$36	$27	$86	$40
Net earnings	$31	$21	$79	$51

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, Seaboard’s consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q and within Seaboard’s annual report on Form 10-K filed for the year ended December 31, 2022 (the “2022 Annual Report”). Certain statements in this report contain forward-looking statements. See the section entitled “Forward-looking Statements” for more information on these forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements.

RECENT DEVELOPMENTS

As previously disclosed, on July 8, 2023, Seaboard received a proposal from entities affiliated with Ellen S. Bresky, the Chairwoman of Seaboard’s Board of Directors, and other members of the Bresky family, including Seaboard Flour LLC, SFC Preferred, LLC, SJB SEB LLC, trusts created for the benefit of members of the Bresky family and The Wally Foundation (collectively, the “Bresky Group”), that Seaboard repurchase, directly or indirectly, at least $600 million in shares of common stock, $1.00 par value per share, of Seaboard (“Common Stock”) currently held by the Bresky Group, at a price per share of Common Stock to be mutually agreed (the “Proposal”).

The Board of Directors of Seaboard has formed a special committee (the “Special Committee”) comprised of two independent directors to evaluate the Proposal and any other form of return of capital that may be proposed by the Bresky Group. The Special Committee has also retained independent legal counsel and has retained an independent financial advisor to assist in its review of the Proposal. The Special Committee's grant of authority provides that no repurchase or alternative proposed capital return transaction involving Seaboard and the Bresky Group may be consummated without the prior favorable recommendation of the Special Committee. The Proposal does not constitute a binding commitment with respect to a repurchase or any other transaction. No agreement, arrangement or understanding between Seaboard and the Bresky Group relating to any proposed capital return transaction will be created unless definitive documentation is executed and delivered by the appropriate parties. There can be no assurance that the Proposal or any related or alternative transaction will be completed or, if completed, what the terms of such transaction will be.

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

Liquidity includes cash and cash equivalents, short-term investments and availability under line of credit facilities. As of July 1, 2023, Seaboard had cash and short-term investments of nearly $1.3 billion and additional total net working capital of $1.1 billion. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total Amount
(Millions of dollars)	Available
Short-term uncommitted and committed lines	$1,318
Amounts drawn against lines	(444)
Available borrowing capacity as of July 1, 2023	$874

Seaboard’s available borrowing capacity increased $206 million from December 31, 2022. Seaboard’s committed line of credit agreement was amended and restated during the first quarter of 2023, increasing the committed borrowing capacity from $250 million to $450 million.

As of July 1, 2023, $109 million of the $1.3 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During 2022, Seaboard reversed its indefinite reinvestment assertion in connection with previously-taxed undistributed earnings of its Seaboard Marine subsidiary due to the operational efficiencies of repatriating and recorded a deferred tax liability. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. Determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

As discussed above, subsequent to period end, Seaboard received the Proposal from the Bresky Group to repurchase at least $600 million of Common Stock currently held by the Bresky Group. The Special Committee is currently evaluating the Proposal with the assistance of its independent advisors. If Seaboard accepts the Proposal or a similar return of capital or alternative transaction, Seaboard may need to fund the repurchases through a combination of cash on hand, cash generated from the sale of marketable securities, third-party debt financing, debt security offerings, or any combination thereof, which would impact Seaboard’s liquidity position.

Cash Flows

Cash provided by operating activities increased $87 million for the six months ended July 1, 2023, compared to the same period in 2022. Seaboard’s net earnings, adjusted for non-cash items, decreased $349 million, but Seaboard had positive cash flow from working capital changes of $410 million. The working capital changes reflected a decrease in accounts receivable due to lower revenues, a decrease in inventories due to lower inventory prices, and a decrease in accounts payable due to timing of payments on purchases.

Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities. Proceeds from the sale of short-term investments may be used to fund working capital needs and capital expenditure purchases. During the six months ended July 1, 2023, Seaboard invested $219 million in property, plant and equipment, of which $151 million was invested in the Pork segment for biogas recovery projects, normal replacement of breeding herd and other investments, and $58 million was invested in the Marine segment to purchase a used vessel, installment payments on vessels under construction and other investments. During the second quarter of 2023, Seaboard’s Marine segment executed contracts to build two smaller twenty-foot equivalent unit dual-fueled vessels that are estimated to cost $49 million each for a total cash outlay of approximately $98 million. These vessels are expected to be complete in late 2025. For the remainder of 2023, management has budgeted capital expenditures totaling approximately $390 million. Planned expenditures in the Pork segment are primarily for biogas recovery projects, normal replacement of breeding herd, further investment in hog production assets and other investments. At certain hog farms, the Pork segment is constructing biogas recovery facilities to capture methane from its hog lagoons and inject it as renewable natural gas into the local pipeline infrastructure. Planned expenditures in the Marine segment include installment payments on vessels under construction. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Cash flows from financing activities primarily include draws and repayments on lines of credit. Seaboard’s lines of credit are used to fund working capital and investments in capital expenditures, as needed. The primary debt outstanding is a Term Loan due in 2028 with a balance of $667 million as of July 1, 2023.

RESULTS OF OPERATIONS

Overall, Seaboard’s businesses were impacted by the volatility in the commodity grain, hog and fuel markets and a general softening of global demand. As Seaboard’s operations are heavily commodity-driven, financial performance for certain subsidiaries is very cyclical based on respective commodity markets.

Net Sales

Net sales for the three- and six-month periods of 2023 decreased $580 million and $790 million, respectively, compared to the same periods in 2022. The decrease primarily reflected a decline of $376 million and $602 million, respectively, in sales in the CT&M segment due to a decrease in volumes and sales prices of commodities sold, a decline of $167 million and $185 million, respectively, in sales in the Marine segment due to a decline in cargo volumes, and a decrease in sales in the Pork segment of $68 million and $74 million, respectively, primarily as a result of lower pork sales prices. The decreases were partially offset by an increase in the Power segment sales of $16 million and $50 million, respectively, as a result of an increase in EDM III power generation. See the net sales discussion by reportable segment below for more details.

Operating Income (Loss)

Operating income decreased $196 million and $405 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. The decrease primarily reflected a decline of $105 million and $344 million, respectively, in operating income in the Pork segment due to lower selling prices on pork products and higher hog costs and a decline of $95 million and $112 million, respectively, in operating income in the Marine segment due to a decline in voyage revenue. See the operating income discussion by reportable segment below for more details.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11 million and $18 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022, primarily due to higher personnel costs.

Interest Expense

Interest expense increased $8 million and $22 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022, primarily due to higher interest rates on outstanding debt.

Interest Income

Interest income increased $7 million and $15 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022, primarily due to higher interest earned on debt securities.

Other Investment Income (Loss), Net

Other investment income, net increased $185 million and $277 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022, primarily due to unrealized mark-to-market gains on short-term investments. Also in the second quarter of 2022, there was a $46 million charge recorded related to a long-term solar energy investment. The charge on this long-term investment was offset with the benefit of the investment tax credits recorded in income tax benefit (expense).

Income Tax Benefit (Expense)

The effective tax rate for the three- and six-month periods of 2023 decreased compared to the three- and six-month periods of 2022, primarily due to lower forecasted earnings compared to prior year.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income (loss) by reportable segment to consolidated net sales and consolidated operating income (loss), respectively.

Pork Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$595	$663	$1,209	$1,283
Operating income (loss)	$(104)	$1	$(316)	$28
Income from affiliates	$9	$7	$19	$7

Net sales for the Pork segment decreased $68 million and $74 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. The decrease was primarily the result of lower sales prices of pork products and market hogs due to declines in commodity market pricing reducing net sales by $107 million and $165 million, respectively, and lower biodiesel sales of $52 million and $53 million, respectively, primarily related to the timing of sales of related credits. The decrease was partially offset by an increase in sales from the renewable diesel plant in Hugoton, Kansas of $62 million and $116 million, respectively, that began operations during the third quarter of 2022. Additionally, higher volumes of pork products sold contributed to higher sales of $29 million and $28 million, respectively.

Operating income for the Pork segment decreased $105 million and $344 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. The decrease for the three-month period primarily reflected $127 million in lower margins on pork products and market hogs due to lower sales prices and higher hog costs, including an increase in feed costs of $55 million offset by a decrease of $43 million to the lower of cost and net realizable value (“LCNRV”) inventory reserve. An inventory adjustment has been necessary in recent periods to properly state the hog inventory balances at quoted future market prices for pork products and grain costs. Biodiesel and renewable diesel margins were higher due to no mark-to-market derivative contract losses in the three-month period of 2023 compared to $20 million of such losses in the same period during 2022 and the commencement of operations in Hugoton, Kansas, partially offset by lower biodiesel margins related to lower sales prices and higher costs. The decrease for the six-month period primarily reflected $340 million in lower margins on pork products and market hogs due to lower sales prices and higher hog costs, including an increase in feed costs of $129 million and a total net increase to the LCNRV inventory reserve of $10 million. Lower biodiesel and renewable diesel margins due to lower sales prices and higher raw material costs were offset with no mark-to-market derivative contracts losses for the period compared to $36 million for the six months ended July 2, 2022. Management is unable to predict market prices for pork products, biodiesel, renewable diesel or the cost of feed or third-party hogs for future periods; however, based on current conditions management anticipates this segment will not be profitable for the remainder of 2023.

CT&M Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$1,335	$1,711	$2,679	$3,281
Operating income as reported	$17	$30	$60	$42
Mark-to-market adjustments	14	9	7	27
Operating income excluding mark-to-market adjustments	$31	$39	$67	$69
Income (loss) from affiliates	$(2)	$4	$(10)	$9

Net sales for the CT&M segment decreased $376 million and $602 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. For the three-month period, sales decreased $204 million due to lower volumes of certain commodities sold related to increased competition and market dynamics and $172 million due to lower average sales prices as a result of commodity price fluctuations. For the six-month period, sales decreased $540 million due to lower volumes as a result of increased competition and market dynamics and $62 million due to lower average sales prices. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income for the CT&M segment decreased $13 million for the three-month period and increased $18 million for the six-month period of 2023 compared to the same periods in 2022. The decrease for the three-month period was primarily due to lower margins resulting from lower volumes and sales prices. The increase for the six-month period primarily reflected the change of $20 million in mark-to-market adjustments on derivative contracts. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment for the remainder of 2023, excluding the effects of mark-to-market adjustments on derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $14 million and $7 million for the three- and six-month periods of 2023, respectively, and higher by $9 million and $27 million for the three- and six-month periods of 2022, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2023. Management believes that eliminating these mark-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$356	$523	$804	$989
Operating income	$60	$155	$156	$268

Net sales for the Marine segment decreased $167 million and $185 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. Cargo volumes decreased approximately 26% and 21% for the three- and six-month periods, respectively. Freight rates began declining during the first quarter of 2023 and continued to decline through the second quarter of 2023. The decline in cargo volumes and freight rates is primarily a result of a general decrease in demand for ocean transportation services.

Operating income for the Marine segment decreased $95 million and $112 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. The decrease for the three- and six-month periods was primarily the result of lower voyage revenue, partially offset by lower voyage-related costs, such as slot costs, terminal services and intermodal trucking costs, due to the lower cargo volumes. Management cannot predict changes in fuel costs or other voyage-related costs, cargo volumes or cargo rates for future periods; however, management anticipates this segment will be profitable for the remainder of 2023, though operating income is expected to be lower than the prior year.

Sugar and Alcohol Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$40	$24	$78	$55
Operating income	$3	$—	$9	$2

Net sales for the Sugar and Alcohol segment increased $16 million and $23 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. The increase in sugar sales of $7 million and $11 million for the three- and six-month periods, respectively, primarily reflected higher prices of sugar as a result of a decrease in market supply. The increase in alcohol sales of $9 million and $12 million for the three- and six-month periods, respectively, primarily reflected higher volumes and prices of alcohol sold due to governmental price adjustments.

Operating income for the Sugar and Alcohol segment increased $3 million and $7 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. The increase primarily reflected higher margins on sugar sales. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate for future periods; however, management anticipates this segment will be profitable for the remainder of 2023.

Power Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$63	$47	$115	$65
Operating income	$22	$6	$32	$1

Net sales for the Power segment increased $16 million and $50 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. More power generation from EDM III, which began operations in June of 2022, contributed to an increase in sales of $21 million and $55 million for the three- and six-month periods, respectively. More power generation from EDM II, which began operations in 2012, was offset by lower spot market rates primarily due to lower fuel prices.

Operating income for the Power segment increased $16 million and $31 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. The increase was primarily due to more income generated from EDM III’s operations. Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods; however, management anticipates this segment will be profitable for the remainder of 2023. While EDM II remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Turkey Segment

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Millions of dollars)	2023	2022	2023	2022
Income from affiliates	$16	$11	$41	$27

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. Income from affiliates increased $5 million and $14 million for the three- and six-month periods of 2023, respectively, compared to the same periods in 2022. Butterball’s net income improved in both periods primarily due to an increase in sales, partially offset by higher production costs. The increase in sales for the three- and six-month periods of 2023 primarily reflected an increase in average selling price of 7% and 12%, respectively, as a result of a stronger mix of valued-added products. Seaboard’s income from affiliates for the six-month period was partially offset by a $13 million gain on the sale of a business that was recorded in the first quarter of 2022. Management is unable to predict market prices for turkey products and the cost of feed for future periods; however, management anticipates this segment will be profitable for the remainder of 2023.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 1, 2023. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended July 1, 2023 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except for the additional risk factor and update to the risk factor set forth below, there have been no material changes in the risk factors as previously disclosed in the 2022 Annual Report. The first risk factor supplements the risk factors set forth in the 2022 Annual Report. The second risk factor replaces and supersedes the risk factor with the same title set forth in the 2022 Annual Report.

Business and Operational Risks

(8)	A group of stockholders owns approximately 78% of the outstanding shares of Seaboard common stock and has proposed that Seaboard repurchase, directly or indirectly, at least $600 million in shares of common stock held by the stockholders at a price per share to be mutually agreed by the parties. The consummation of any future transaction by the parties may adversely affect Seaboard's liquidity and any future sales of stock by such stockholders to third parties in the open market or in privately negotiated transactions may adversely impact the market price of Seaboard’s common stock. Seaboard has received a proposal from entities affiliated with Ellen S. Bresky, the Chairwoman of Seaboard's Board of Directors, and other members of the Bresky family, including Seaboard Flour LLC, SFC Preferred, LLC, SJB SEB LLC, trusts created for the benefit of members of the Bresky family and The Wally Foundation (collectively, the “Bresky Group”) that Seaboard repurchase, directly or indirectly, at least $600 million in shares of common stock currently held by the Bresky Group, at a price per share of common stock to be mutually agreed (the “Proposal”). The Board of Directors of Seaboard has formed a special committee (the “Special Committee”) comprised of two independent directors to evaluate the Proposal and any other form of return of capital that may be proposed by the Bresky Group. The Special Committee’s grant of authority provides that no repurchase or alternative proposed capital return transaction involving Seaboard and the Bresky Group may be consummated without the prior favorable recommendation of the Special Committee. The Proposal does not constitute a binding commitment with respect to a repurchase or any other transaction. No agreement, arrangement or understanding between Seaboard and the Bresky Group relating to any proposed capital return transaction will be created unless definitive documentation is executed and delivered by the appropriate parties.

Variations in the market price of Seaboard common stock may occur as a result of changing assumptions regarding the transaction proposed in the Proposal, independent of changes in Seaboard's business, financial condition or prospects or changes in general market or economic conditions. As a result, a definitive agreement regarding the Proposal, or a failure to reach a definitive agreement regarding the Proposal, could result in a significant change in the market price of Seaboard common stock. In the event that Seaboard agrees to a repurchase or alternative proposed capital return transaction with the Bresky Group or any other return of capital transaction, Seaboard's liquidity may be adversely affected. Seaboard expects to incur costs in connection with the consideration of the Proposal, including costs of financial and legal advisors to the Special Committee and legal advisors to Seaboard. In addition, members of the Bresky Group may sell shares to third parties in open market or privately negotiated transactions. No prediction can be made as to the effect, if any, such future sales may have on the market price of the shares of Seaboard common stock prevailing from time to time. However, the future sale of a substantial number of shares by members of the Bresky Group to third parties, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of Seaboard common stock.

Legal and Regulatory Risks

(2)	Operations Are Subject to Complex Laws and Regulations. Federal, state and local laws, and domestic and international regulations governing worker health and safety, food safety and animal health and welfare, port and terminal security and the operation of vessels, including fuel regulations, significantly affect revenues, costs and the manner or feasibility of doing business. Some requirements applicable to Seaboard may also be enforced by citizen groups.
●	In the Pork segment, select states have implemented varying standards related to the required living conditions for breeding sows. Some laws apply to animals grown in the state of enactment while, more recently, several states have enacted laws that prohibit the sale of meat from non-compliant animals grown in any of the fifty states or foreign countries. Diversity of standards for housing sows requires each producer to implement separate record keeping to track compliant animals through the growing process to the processing plant, and finished products from the processing plant to third party purchasers. Such laws can also impose civil and criminal penalties for failing to comply. Animal production assets have long expected useful lives. The enactment of more stringent standards can impair the value of existing assets, increase the cost of production and distribution, lower the value of non-compliant products and/or disrupt the market for pork which could result in a reduction in the sales prices of pork products. Incrementally, strict growing standards could cause the creation of regional markets of compliant products or require the industry to build compliant assets for each market. For example, the state of California enacted the Farm Animal Confinement Initiative (“Proposition 12”) which became enforceable on July 1, 2023. Proposition 12 prohibits the sale within the state of certain uncooked pork produced from breeding sows or their offspring unless certain conditions are met. Similarly, Massachusetts Question 3 prohibits the sale of certain pork products within the state of Massachusetts, as well as the shipment of certain pork products through the state. The volume of such pork sold into California and Massachusetts accounted for approximately 5% of Seaboard’s direct sales for the year ended December 31, 2022, in addition to indirect sales through further processor customers.
●	In the Marine segment, many aspects of the shipping industry, including rate agreements and vessel cost sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, as well as regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require capital investments or operational changes. As an example, this segment may be adversely impacted by

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

Item 5.  Other Information

During the three months ended July 1, 2023, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended July 1, 2023 otherwise reportable under this Item 5.

Item 6.	Exhibits

Exhibit No.	Description

10.1	First Amendment to Amended and Restated Term Loan Credit Agreement dated June 30, 2023, by and among Seaboard Corporation, Seaboard Foods LLC, CoBank, ACB, and other lenders.

10.2*	First Amendment to Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated July 31, 2023.
31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan or arrangement

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, renewable diesel and biodiesel, freight, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiii) adverse results in pending litigation matters; (xiv) Seaboard's receipt of a proposal from certain controlling stockholders to repurchase shares of their common stock or enter into an alternative capital return transaction and Seaboard's response thereto; or (xv) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. Such factors include risks associated with international operations, including Russia’s invasion of Ukraine, deterioration of economic conditions, and increasing recessionary risks, interest rate fluctuations, inflation, systemic pressures in the banking industry, including potential disruptions in credit markets, supply chain and labor market disruptions, stock price fluctuations, decentralization of operations, investments in non-consolidated affiliates, cyber-attacks and cybersecurity breaches, the food industry, health risks to animals, fluctuations in commodity prices, increases in costs of purchase, difficulties in obtaining and retaining appropriate personnel, the loss or closure of principal properties, disruptions of operations of suppliers and co-packers, ocean transportation, fluctuations in fuel costs, general risks of litigation, compliance with complex rules and regulations, including stringent environmental regulation, actions considered or taken by certain controlling stockholders to obtain a return of capital, and specific risks relating to Seaboard's segments. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K, as supplemented in this Form 10-Q, describes these factors and identifies other important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seaboard Corporation
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin
Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: August 1, 2023

by:	/s/ Barbara M. Smith
Barbara M. Smith
Vice President, Corporate Controller

(principal accounting officer)

Date: August 1, 2023