Form 10-Q
period 2023-09-30
SEABOARD CORP /DE/
filed 2023-10-30
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 971,055 shares of common stock, $1.00 par value per share, outstanding on October 23, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars except share and per share amounts)	2023	2022	2023	2022
Net sales:
Products (affiliate sales of $291, $332, $839 and $1,132)	$1,966	$2,299	$5,907	$6,901
Services (affiliate sales of $7, $5, $19 and $15)	349	541	1,185	1,556
Other	73	55	188	120
Total net sales	2,388	2,895	7,280	8,577
Cost of sales and operating expenses:
Products	1,905	2,254	5,981	6,677
Services	276	351	882	1,032
Other	42	43	122	104
Total cost of sales and operating expenses	2,223	2,648	6,985	7,813
Gross income	165	247	295	764
Selling, general and administrative expenses	98	92	295	271
Operating income (loss)	67	155	—	493
Other income (expense):
Interest expense	(9)	(13)	(41)	(23)
Interest income	18	9	45	21
Income from affiliates	23	48	74	94
Other investment income (loss), net	(7)	(64)	43	(291)
Foreign currency gains, net	—	9	3	21
Miscellaneous, net	1	1	4	11
Total other income (expense), net	26	(10)	128	(167)
Earnings before income taxes	93	145	128	326
Income tax benefit	33	1	34	32
Net earnings	$126	$146	$162	$358
Less: Net earnings attributable to noncontrolling interests	—	—	—	(1)
Net earnings attributable to Seaboard	$126	$146	$162	$357

Earnings per common share	$108.55	$125.78	$139.56	$307.55
Average number of shares outstanding	1,160,779	1,160,779	1,160,779	1,160,779

Other comprehensive income (loss), net of income tax expense of $0, $1, $0 and $1:
Foreign currency translation adjustment	(3)	(15)	10	(18)
Unrecognized pension cost	—	3	4	4
Other comprehensive income (loss), net of tax	$(3)	$(12)	$14	$(14)
Comprehensive income	123	134	176	344
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(1)
Comprehensive income attributable to Seaboard	$123	$134	$176	$343

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Millions of dollars except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$100	$199
Short-term investments	1,134	1,086
Receivables:
Trade	507	588
Due from affiliates	121	195
Other	126	171
Total receivables	754	954
Allowance for credit losses	(27)	(31)
Receivables, net	727	923
Inventories	1,516	1,670
Other current assets	128	139
Total current assets	3,605	4,017
Property, plant and equipment, net of accumulated depreciation of $1,902 and $1,744	2,332	2,246
Operating lease right-of-use assets, net	368	445
Investments in and advances to affiliates	742	753
Goodwill	162	154
Other non-current assets	387	287
Total assets	$7,596	$7,902
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$170	$457
Accounts payable	369	429
Deferred revenue (includes $32 and $12 from affiliates)	98	70
Operating lease liabilities	130	156
Other current liabilities	398	417
Total current liabilities	1,165	1,529
Long-term debt, less current maturities	696	702
Long-term operating lease liabilities	265	318
Other non-current liabilities	287	339
Total liabilities	2,413	2,888
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 1,160,779 shares in 2023 and 2022	1	1
Accumulated other comprehensive loss	(408)	(422)
Retained earnings	5,572	5,417
Total Seaboard stockholders’ equity	5,165	4,996
Noncontrolling interests	18	18
Total equity	5,183	5,014
Total liabilities and stockholders’ equity	$7,596	$7,902

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Income/(Loss)	Earnings	Interests	Total
Balances, December 31, 2021	$1	$(432)	$4,847	$18	$4,434
Comprehensive income (loss):
Net earnings	—	—	103	1	104
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 2, 2022	$1	$(433)	$4,947	$19	$4,534
Comprehensive income (loss):
Net earnings	—	—	108	—	108
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 2, 2022	$1	$(434)	$5,053	$19	$4,639
Comprehensive income (loss):
Net earnings	—	—	146	—	146
Other comprehensive loss, net of tax	—	(12)	—	—	(12)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, October 1, 2022	$1	$(446)	$5,197	$19	$4,771

Balances, December 31, 2022	$1	$(422)	$5,417	$18	$5,014
Comprehensive income (loss):
Net loss	—	—	(16)	—	(16)
Other comprehensive income, net of tax	—	14	—	—	14
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 1, 2023	$1	$(408)	$5,398	$18	$5,009
Comprehensive income:
Net earnings	—	—	52	—	52
Other comprehensive income, net of tax	—	3	—	—	3
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 1, 2023	$1	$(405)	$5,448	$18	$5,062
Comprehensive income (loss):
Net earnings	—	—	126	—	126
Other comprehensive loss, net of tax	—	(3)	—	—	(3)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, September 30, 2023	$1	$(408)	$5,572	$18	$5,183

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
(Millions of dollars)	2023	2022
Cash flows from operating activities:
Net earnings	$162	$358
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	214	163
Deferred income taxes	(87)	(103)
Income from affiliates	(74)	(94)
Dividends received from affiliates	88	23
Other investment loss (income), net	(43)	291
Payment of contingent consideration liability in excess of acquisition date fair value	(16)	—
Other, net	18	26
Changes in assets and liabilities, net of acquisition and dispositions:
Receivables, net of allowance for credit losses	200	(144)
Inventories	158	(160)
Other assets	8	(30)
Accounts payable	(63)	13
Other liabilities, exclusive of debt	16	34
Net cash from operating activities	581	377
Cash flows from investing activities:
Purchase of short-term investments	(1,712)	(447)
Proceeds from the sale of short-term investments	1,671	604
Proceeds from the maturity of short-term investments	59	15
Capital expenditures	(344)	(367)
Proceeds from the sale of property, plant and equipment	28	22
Acquisition of business	—	(58)
Investments in and advances to affiliates, net	(11)	(3)
Purchase of long-term investments	(11)	(113)
Proceeds from the sale of subsidiaries, net of cash sold	—	15
Proceeds from the sale of non-consolidated affiliates	—	13
Other, net	(2)	(6)
Net cash from investing activities	(322)	(325)
Cash flows from financing activities:
Uncommitted lines of credit, net	(155)	(5)
Draws under committed lines of credit	819	1,076
Repayments of committed lines of credit	(950)	(1,090)
Principal payments of long-term debt	(6)	(7)
Finance lease payments	(43)	(28)
Payment of contingent consideration	(14)	—
Dividends paid	(7)	(7)
Other, net	—	1
Net cash from financing activities	(356)	(60)
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Net change in cash and cash equivalents	(99)	(5)
Cash and cash equivalents at beginning of year	199	75
Cash and cash equivalents at end of period	$100	$70

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

Related-Party Transactions

Seaboard has investments in non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. Related-party transactions with these non-consolidated affiliates for product sales or services are identified on the statement of comprehensive income. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in Cost of sales were $22 million and $25 million for the three months ended September 30, 2023 and October 1, 2022, respectively, and $66 million and $59 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.

Supplemental Cash Flow Information

Non-cash investing activities for the nine months ended September 30, 2023 included purchases of property, plant and equipment in accounts payable of less than $1 million. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 30,	October 1,
(Millions of dollars)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145	$145
Operating cash flows from finance leases	5	5
Financing cash flows from finance leases	43	28
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$48	$34
Finance leases	5	113

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was related to foreign currency translation differences of $8 million within the Commodity Trading and Milling (“CT&M”) segment. Goodwill is initially recorded at fair value and not amortized but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Due to the continued Pork segment operating losses, management performed an interim quantitative goodwill impairment test during the third quarter of 2023 for a reporting unit that has $22 million of goodwill. Based on the assessment, goodwill was determined to not be impaired as the fair value of the reporting unit exceeded the carrying amount.

As of September 30, 2023, intangible assets, included in other non-current assets, were $28 million, which consists of the gross carrying amount of $79 million, net of accumulated amortization of $45 million and net of accumulated foreign currency translation of $6 million.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	September 30,	December 31,
(Millions of dollars)	2023	2022
Domestic equity securities	$131	$433
Foreign equity securities	89	169
Domestic debt securities	450	399
Foreign debt securities	100	66
Money market funds held in trading accounts	359	12
Other trading securities	5	7
Total trading short-term investments	$1,134	$1,086

The unrealized gain (loss) related to trading securities still held at the end of the respective reporting period was ($45) million and ($37) million for the three- and nine-month periods ended September 30, 2023, respectively, and ($65) million and ($220) million for the three- and nine-month periods ended October 1, 2022, respectively. Seaboard had $15 million and $16 million of short-term investments denominated in foreign currencies, primarily euros, as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, Seaboard had long-term investments of $191 million and $185 million, primarily in a business development company (“BDC”), real estate and renewable energy facilities. The BDC investment is included in the fair value hierarchy table in Note 5 and the other investments are primarily accounted for under the equity method of accounting. Long-term investments are classified in other non-current assets on the consolidated balance sheets.

Note 3 – Inventories

The following is a summary of inventories:

	September 30,	December 31,
(Millions of dollars)	2023	2022
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$508	$538
Pork products and materials	65	75
Grains, oilseeds and other commodities	395	475
Biofuels and related credits	226	221
Other	113	104
Total inventories at lower of FIFO cost and NRV	1,307	1,413
Grain, flour and feed at lower of weighted average cost and NRV	209	257
Total inventories	$1,516	$1,670

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of September 30, 2023, the outstanding balances under committed and uncommitted lines of credit were $0 million and $170 million, respectively. Of the total outstanding balance as of September 30, 2023, $82 million was denominated in foreign currencies with $73 million denominated in the South African rand and the remaining in various other currencies. As of December 31, 2022, the outstanding balances under committed and uncommitted lines of credit were $131 million and $326 million, respectively. Of the total outstanding balance as of December 31, 2022, $194 million was denominated in foreign currencies, with $174 million denominated in the South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 10.02% and 7.03% as of September 30, 2023 and December 31, 2022, respectively.

On March 28, 2023, Seaboard amended and restated its committed line of credit agreement to increase the borrowing capacity and extend the maturity date. This $450 million line of credit is secured by certain short-term investments and has a maturity date of March 28, 2025. Draws bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a spread.

Long-Term Debt

Long-term debt includes borrowings under term loans and other contractual obligations, including notes payable.

The following is a summary of long-term debt:

	September 30,	December 31,
(Millions of dollars)	2023	2022
Term Loan due 2028	$665	$670
Foreign subsidiary obligations	1	2
Other long-term debt	38	38
Total debt at face value	704	710
Current maturities and unamortized discount and costs	(8)	(8)
Long-term debt, less current maturities and unamortized discount and costs	$696	$702

On June 30, 2023, Seaboard amended and restated its Term Loan due 2028 credit agreement to change the interest reference rate from the London Inter-Bank Offered Rate (“LIBOR”) to SOFR due to the discontinuation of LIBOR as of June 30, 2023. The amendment was accounted for using the practical expedient option offered by current guidance which allows for contract modifications resulting in a new reference rate to be accounted for as a continuation of the existing contract. The Term Loan due 2028 bears interest at fluctuating rates based on margins over a Base Rate or SOFR, at the option of the borrower, based on terms defined in the credit agreement. The interest rate on the Term Loan due 2028 was 7.04% and 6.01% as of September 30, 2023 and December 31, 2022, respectively.

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of September 30, 2023.

Legal Proceedings

Seaboard is subject to various legal proceedings and claims which arise in the ordinary course of business. In Seaboard’s opinion, it has made appropriate and adequate accruals for claims where necessary as of September 30, 2023; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the outcome could have a material effect on the financial condition or results of operations of Seaboard. Costs for litigating claims are expensed as incurred.

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

The Florida District Court in the Seaboard Marine case dismissed the claims of the Inheritors and the Estates because they did not acquire the ownership claims prior to March 1996, as required by the Act. The remaining plaintiff, Ms. de Fernandez, contends she owns 20% of the companies that were granted the concession and owned land in or around Mariel Bay, Cuba. On August 19, 2022, the Florida District Court granted Seaboard Marine’s Motion for Summary Judgment and entered a Final Judgment (the “Summary Judgment”) in favor of Seaboard Marine. On September 1, 2022, the Plaintiffs appealed the Summary Judgment to the United States Court of Appeals for the Eleventh Circuit (“Appeal”). Oral arguments for the Appeal are scheduled for the week of January 29, 2024.

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

On March 24, 2023, the Plaintiffs, Seaboard Marine and Seaboard Corporation entered into a settlement agreement to settle the cases against Seaboard Marine and Seaboard Corporation for an immaterial amount that was contingent on the Florida District Court vacating the Summary Judgment entered in favor of Seaboard Marine on August 19, 2022. On June 13, 2023, the Florida District Court denied the Motion to Vacate the Summary Judgment and this denial order was not appealed. As such, the settlement is of no force and effect, and the Appeal will continue. The Appeal is scheduled to be heard the week of January 29, 2024. Seaboard believes that it has meritorious defenses to the claims and intends to vigorously defend the litigation. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and if unfavorable, could result in a material liability.

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

On June 12, 2023, Seaboard Foods entered into a settlement agreement with the putative direct purchaser plaintiff class (the “DPP Class”), which settlement is subject to court approval. Pursuant to this agreement, Seaboard agreed to pay the DPP Class approximately $10 million, which Seaboard recognized as an expense within cost of sales in the condensed consolidated statements of comprehensive income in the second quarter of 2023. Members of the class will have the opportunity to opt-out of the settlement and commence or continue their own actions. The settlement with the DPP Class does not cover the claims of (a) the standalone “direct action” plaintiffs, who will have the opportunity to opt-out of Seaboard’s settlement with the DPP Class, (b) other direct purchasers, if any, that elect to opt-out of the settlement and file their own actions against Seaboard, (c) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”) or (d) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”). Seaboard will therefore continue to litigate against such opt-outs, the EUCP Class and the CIIP Class and will consider reasonable settlements where they are available. There have been discussions with the CIIP Class, the EUCP Class and several opt-out groups regarding settlement, but settlement is not probable with such parties at this time.

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

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $53 million and assets of approximately $30 million. Based on the administration of the case and the liquidation of assets, as of September 30, 2023, the U.S. dollar equivalent of liabilities was estimated to be approximately $45 million, and the liquidation value of the assets was estimated to be $17 million or less. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the liabilities of Cereoil, net of any amounts received from the liquidation of Cereoil’s assets, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses. Any award in this case should be reduced by the amount of any award in the Clawback Action described above that is paid to Cereoil.

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

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $29 million and assets of approximately $15 million. Based on the administration of the case which resulted in duplicative claims made in the Cereoil case and the liquidation of assets, as of September 30, 2023, the U.S. dollar equivalent of liabilities was estimated to be approximately $1 million, and there are no remaining assets with any value. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. It is impossible at this stage to determine the probability of a favorable or unfavorable outcome resulting from this suit. In the event of an adverse ruling, Seaboard Corporation and the other defendants could be ordered to pay the liabilities of Nolston, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of such debt in order to further Seaboard’s business objectives. As of September 30, 2023, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as the likelihood of loss is remote.

Note 5 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	September 30,
(Millions of dollars)	2023	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$131	$131	$—	$—
Foreign equity securities	89	89	—	—
Domestic debt securities	450	166	284	—
Foreign debt securities	100	3	97	—
Money market funds held in trading accounts	359	359	—	—
Other trading securities	5	—	5	—
Trading securities – other current assets	21	20	1	—
Long-term investment - BDC	68	—	68	—
Derivatives	16	11	5	—
Total assets	$1,239	$779	$460	$—
Liabilities:
Derivatives	$18	$17	$1	$—
Total liabilities	$18	$17	$1	$—

	December 31,
(Millions of dollars)	2022	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$433	$433	$—	$—
Foreign equity securities	169	169	—	—
Domestic debt securities	399	162	237	—
Foreign debt securities	66	—	66	—
Money market funds held in trading accounts	12	12	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	26	25	1	—
Long-term investment - BDC	63	—	63	—
Derivatives	26	26	—	—
Total assets	$1,201	$827	$374	$—
Liabilities:
Contingent consideration	$19	$—	$—	$19
Derivatives	12	2	10	—
Total liabilities	$31	$2	$10	$19

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

Seaboard’s contingent consideration was related to a 2018 acquisition. The fair value was dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. The contingent consideration ranged between zero and $48 million payable between five and eight years following the closing, with timing at the discretion of the sellers. The fair value was classified as level 3 since the calculation depended upon projected company-specific inputs using a Monte Carlo simulation. Seaboard remeasured the estimated fair value of the contingent consideration liability until settled, with adjustments included in net earnings (loss). During the third quarter of 2023, the contingent consideration liability was settled and Seaboard paid $30 million to the sellers.

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

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses various commodity derivative futures and options to manage some of its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Seaboard also enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable rate long-term debt and enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Although management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. These derivative contracts are recorded at fair value, with any changes in fair value recognized in the condensed consolidated statements of comprehensive income. As the derivative contracts are not accounted for as hedges, fluctuations in the related prices or rates could have a material impact on earnings in any given reporting period. The nature of Seaboard’s market risk exposure has not materially changed since December 31, 2022.

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		September 30,	December 31,
(Millions)	Metric	2023	2022
Commodities:
Grain	Bushels	20	8
Hogs	Pounds	155	16
Soybean oil	Pounds	48	26
Sugar	Pounds	22	—
Foreign currencies	U.S. dollar	84	190

Credit risks associated with these derivative contracts are not significant because Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and using margin accounts for some contracts. As of September 30, 2023, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $5 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		September 30,	December 31,		September 30,	December 31,
(Millions of dollars)		2023	2022		2023	2022
Commodities	Other current assets	$11	$26	Other current liabilities	$17	$2
Foreign currencies	Other current assets	5	—	Other current liabilities	1	10

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of September 30, 2023 and December 31, 2022, the commodity derivatives had a margin account balance of $33 million and $3 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $27 million and $27 million, respectively.

The following table provides the amount of gain (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Nine Months Ended
		September 30,	October 1,	September 30,	October 1,
(Millions of dollars)		2023	2022	2023	2022
Commodities	Cost of sales	$—	$13	$(25)	$(45)
Foreign currencies	Cost of sales	1	(19)	3	(25)
Foreign currencies	Foreign currency gains (losses), net	4	9	—	18

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign		Cumulative
	Currency		Unrecognized
	Translation		Pension
(Millions of dollars)	Adjustment		Cost		Total
Balance December 31, 2021	$(368)		$(64)		$(432)
Other comprehensive loss before reclassifications	(10)		(1)		(11)
Amounts reclassified from AOCL to net earnings	9	(b)	1	(a)	10
Other comprehensive loss, net of tax	(1)		—		(1)
Balance April 2, 2022	$(369)		$(64)		$(433)
Other comprehensive loss before reclassifications	(2)		—		(2)
Amounts reclassified from AOCL to net earnings	—		1	(a)	1
Other comprehensive income (loss), net of tax	(2)		1		(1)
Balance July 2, 2022	$(371)		$(63)		$(434)
Other comprehensive loss before reclassifications	(15)		—		(15)
Amounts reclassified from AOCL to net earnings	—		3	(a)	3
Other comprehensive income (loss), net of tax	(15)		3		(12)
Balance October 1, 2022	$(386)		$(60)		$(446)

Balance December 31, 2022	$(401)		$(21)		$(422)
Other comprehensive income before reclassifications	12		1		13
Amounts reclassified from AOCL to net earnings	—		1	(a)	1
Other comprehensive income, net of tax	12		2		14
Balance April 1, 2023	$(389)		$(19)		$(408)
Other comprehensive income before reclassifications	1		2		3
Other comprehensive income, net of tax	1		2		3
Balance July 1, 2023	$(388)		$(17)		$(405)
Other comprehensive loss before reclassifications	(3)		—		(3)
Other comprehensive loss, net of tax	(3)		—		(3)
Balance September 30, 2023	$(391)		$(17)		$(408)
(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.
(b)	This reclassification adjustment reflects the recognition of a currency translation adjustment upon the disposition of a CT&M business in Brazil whose functional currency was the Brazilian real.

Note 7 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power, and Turkey, each offering a specific product or service. For details on the respective products or services of each segment, see Note 13 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2022. There were no significant segment updates during the first nine months of 2023.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

Net Sales:	Three Months Ended September 30, 2023
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$467	$1,249	$—	$35	$—	$3	$1,754
Transportation	3	—	333	—	—	—	336
Energy	212	—	—	2	71	—	285
Other	9	4	—	—	—	—	13
Segment/Consolidated Totals	$691	$1,253	$333	$37	$71	$3	$2,388

Net Sales:	Three Months Ended October 1, 2022
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$500	$1,598	$—	$30	$—	$4	$2,132
Transportation	3	—	525	—	—	—	528
Energy	167	—	—	3	52	—	222
Other	8	5	—	—	—	—	13
Segment/Consolidated Totals	$678	$1,603	$525	$33	$52	$4	$2,895

Net Sales:	Nine Months Ended September 30, 2023
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,329	$3,922	$—	$113	$—	$8	$5,372
Transportation	9	—	1,137	—	—	2	1,148
Energy	535	—	—	2	186	—	723
Other	27	10	—	—	—	—	37
Segment/Consolidated Totals	$1,900	$3,932	$1,137	$115	$186	$10	$7,280

Net Sales:	Nine Months Ended October 1, 2022
				Sugar
				and		All	Consolidated
(Millions of dollars)	Pork	CT&M	Marine	Alcohol	Power	Other	Totals
Major Products/Services Lines:
Products	$1,504	$4,872	$—	$85	$—	$12	$6,473
Transportation	8	—	1,514	—	—	1	1,523
Energy	428	—	—	3	117	—	548
Other	21	12	—	—	—	—	33
Segment/Consolidated Totals	$1,961	$4,884	$1,514	$88	$117	$13	$8,577

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

Operating Income (Loss):	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2023	2022	2023	2022
Pork	$(34)	$(51)	$(350)	$(23)
CT&M	33	49	93	91
Marine	40	155	196	423
Sugar and Alcohol	7	1	16	3
Power	27	7	59	8
All Other	—	—	1	1
Segment Totals	73	161	15	503
Corporate	(6)	(6)	(15)	(10)
Consolidated Totals	$67	$155	$—	$493

Income (Loss) from Affiliates:	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2023	2022	2023	2022
Pork	$8	$5	$27	$12
CT&M	(6)	10	(16)	19
Marine	1	—	2	3
Sugar and Alcohol	—	—	—	—
Power	—	—	—	—
Turkey	20	33	61	60
Segment/Consolidated Totals	$23	$48	$74	$94

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

Total Assets:	September 30,	December 31,
(Millions of dollars)	2023	2022
Pork	$2,745	$2,698
CT&M	1,600	1,915
Marine	778	882
Sugar and Alcohol	170	165
Power	358	342
Turkey	358	350
All Other	4	6
Segment Totals	6,013	6,358
Corporate	1,583	1,544
Consolidated Totals	$7,596	$7,902

Investments in and Advances to Affiliates:	September 30,	December 31,
(Millions of dollars)	2023	2022
Pork	$161	$152
CT&M	181	210
Marine	37	36
Sugar and Alcohol	2	2
Power	3	3
Turkey	358	350
Segment/Consolidated Totals	$742	$753

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC (“Butterball”). As of September 30, 2023 and December 31, 2022, Butterball had total assets of $1.3 billion and $1.1 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$534	$552	$1,400	$1,368
Operating income	$43	$65	$129	$105
Net earnings	$38	$63	$117	$114

Note 8 – Subsequent Event

Subsequent to period end, on October 10, 2023, in a privately negotiated transaction, Seaboard repurchased an aggregate of 189,724 shares of its common stock from certain of its affiliates at a price below the traded market price for an aggregate purchase price of $600 million. The repurchased shares were retired and, as a result of this transaction, retained earnings will decrease $600 million. Transaction fees and the related U.S. excise taxes were immaterial.

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

RECENT DEVELOPMENTS

As previously disclosed, on October 9, 2023, Seaboard entered into three Stock Repurchase Agreements (the “Repurchase Agreements”) with the following three separate counterparties: Seaboard Flour LLC, SFC Preferred, LLC and REP23 LLC (collectively, the “Sellers”). The Sellers are entities affiliated with Ellen S. Bresky, the Chairwoman of Seaboard’s Board of Directors, or other members of the Bresky family (collectively, the “Bresky Group”). The repurchases were proposed by the Sellers in July 2023 to facilitate certain internal family planning and structuring objectives. On October 10, 2023, the closings under the Repurchase Agreements occurred pursuant to which Seaboard repurchased an aggregate of 189,724 shares (the “Shares”) of its common stock, $1.00 par value per share (“Common Stock”), from the Sellers at a purchase price of $3,162.50 per share, representing a 15.7% discount to the 180-day volume-weighted average trading price of the Common Stock as of October 6, 2023, a 14.9% discount to the 30-day volume-weighted average trading price of the Common Stock as of October 6, 2023 and a 13.5% discount to closing price of the Common Stock as of October 6, 2023. Seaboard paid an aggregate purchase price of $600 million for the Shares, which was funded by a combination of cash on hand, cash from the sale of short-term investments and a draw on Seaboard’s existing credit facilities. The Shares repurchased were retired.

The Repurchase Agreements were negotiated and approved by a special committee of Seaboard’s Board of Directors (“the “Special Committee”), comprised solely of disinterested, independent directors, including the lead independent director. The Special Committee was advised by independent legal counsel and an independent financial advisor. The Special Committee received an opinion from its independent financial advisor as to the fairness of the consideration paid for the Shares from a financial point of view to Seaboard and stockholders unaffiliated with the Bresky Group. The Special Committee’s grant of authority provided that no repurchase or alternative proposed capital return transaction involving Seaboard and the Bresky Group could be consummated without the prior favorable recommendation of the Special Committee.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity includes cash and cash equivalents, short-term investments and available borrowing capacity under lines of credit facilities. As of September 30, 2023, Seaboard had cash and short-term investments of $1.2 billion and additional total net working capital of nearly $1.2 billion. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total Amount
(Millions of dollars)	Available
Short-term uncommitted and committed lines	$1,320
Amounts drawn against lines	(170)
Available borrowing capacity as of September 30, 2023	$1,150

Seaboard’s available borrowing capacity increased $482 million from December 31, 2022. Seaboard’s committed line of credit agreement was amended and restated during the first quarter of 2023, increasing the committed borrowing capacity from $250 million to $450 million.

As discussed above, subsequent to period end, on October 10, 2023, Seaboard repurchased 189,724 shares of its Common Stock for an aggregate purchase price of $600 million. On the day of closing, Seaboard incrementally borrowed less than $50 million under its existing credit facilities to fund the stock repurchase and working capital. The remaining repurchase amount was funded by cash on hand and cash from the sale of short-term investments.

As of September 30, 2023, $135 million of the $1.2 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During 2022, Seaboard reversed its indefinite reinvestment assertion in connection with previously-taxed undistributed earnings of its Seaboard

Marine subsidiary due to the operational efficiencies of repatriating and recorded a deferred tax liability. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. Determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

Management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities are adequate for its existing operations and any currently known potential plans for expansion in both the short-term and long-term, even after the stock repurchase. It is management’s intent to continue seeking expansion opportunities in the industries in which Seaboard operates, and to utilize existing liquidity, available borrowing capacity and other financing alternatives for such opportunities. Such financing alternatives may include amending existing credit facilities or entering into new credit facilities or other financing arrangements. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard’s financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous.

Cash Flows

Cash provided by operating activities increased $204 million for the nine months ended September 30, 2023, compared to the same period in 2022. Seaboard’s net earnings, adjusted for non-cash items, decreased $402 million, but Seaboard had positive cash flow from working capital changes of $586 million. The working capital changes primarily reflected a decrease in accounts receivable due to lower revenues, a decrease in inventories due to lower inventory prices, and a decrease in accounts payable due to timing of payments on purchases.

Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities. Proceeds from the sale of short-term investments may be used to fund working capital needs and capital expenditure purchases. In anticipation of the stock repurchase transaction that occurred subsequent to September 30, 2023, as discussed above, Seaboard sold equity securities and purchased money market funds held in trading accounts. During the nine months ended September 30, 2023, Seaboard invested $344 million in property, plant and equipment, of which $247 million was invested in the Pork segment for biogas recovery projects, replacement of breeding herd and other investments, and $81 million was invested in the Marine segment to purchase a used vessel, make installment payments on vessels under construction and fund other investments. For the remainder of 2023, management has budgeted capital expenditures totaling approximately $240 million. Planned expenditures in the Pork segment are primarily for continuation of its biogas recovery projects, normal replacement of breeding herd, further investments in hog production assets and other investments. At certain hog farms, the Pork segment is constructing biogas recovery facilities to capture methane from its hog lagoons and inject it as renewable natural gas into the local pipeline infrastructure. Planned expenditures in the Marine segment include installment payments on vessels under construction. During the second quarter of 2023, Seaboard’s Marine segment executed contracts to build two smaller twenty-foot equivalent unit dual-fueled vessels that are estimated to cost $49 million each for a total cash outlay of approximately $98 million based on construction milestones. Management anticipates paying for these capital expenditures from a combination of available cash, proceeds from the sale of available short-term investments and Seaboard’s available borrowing capacity.

Cash flows from financing activities primarily include draws and repayments on lines of credit. Seaboard’s lines of credit are used to fund working capital and investments in capital expenditures, as needed. The primary debt outstanding is a Term Loan due in 2028 with a balance of $665 million as of September 30, 2023. During the third quarter of 2023, Seaboard paid $30 million to settle a contingent consideration liability related to a 2018 acquisition. Cash flows from financing activities include $14 million recognized at the 2018 acquisition date and cash flows from operating activities include $16 million which is the settlement amount in excess of the liability amount recognized at the acquisition date.

RESULTS OF OPERATIONS

Overall, Seaboard’s businesses have been impacted by the volatility in the commodity grain, hog and fuel markets and a general softening of global demand. As Seaboard’s operations are heavily commodity-driven, financial performance for certain subsidiaries is very cyclical based on respective commodity markets.

Net Sales

Net sales for the three- and nine-month periods of 2023 decreased $507 million and $1.3 billion, respectively, compared to the same periods in 2022. The decrease for the three- and nine-month periods primarily reflected a sales decline of $350 million and $952 million, respectively, in the CT&M segment due to a decrease in volumes and sales prices of commodities sold and a sales decline of $192 million and $377 million, respectively, in the Marine segment due to lower cargo volumes and freight rates. See the net sales discussion by reportable segment below for more details.

Operating Income (Loss)

Operating income decreased $88 million and $493 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. The decrease for the three-month period primarily reflected a decrease of $115 million in the Marine segment due to a decline in voyage revenue, partially offset by lower costs. For the nine-month period, lower operating income primarily reflected a decrease of $327 million in the Pork segment due to lower margins on pork products and market hogs and a decrease of $227 million in the Marine segment due to lower voyage revenue. See the operating income discussion by reportable segment below for more details.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6 million and $24 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022, primarily due to higher personnel costs.

Interest Expense

Interest expense decreased $4 million and increased $18 million for the three- and nine-month period of 2023, respectively, compared to the same periods in 2022. The decrease for the three-month period was primarily due to an increase in capitalized interest on construction in progress that offset higher interest rates on outstanding debt, and the increase for the nine-month period was primarily due to higher interest rates on outstanding debt.

Interest Income

Interest income increased $9 million and $24 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022, primarily due to higher interest earned on debt securities.

Other Investment Income (Loss), Net

Other investment income, net increased $57 million and $334 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022, primarily due to unrealized mark-to-market gains on short-term investments. Also in the second quarter of 2022, there was a $46 million charge recorded related to a long-term solar energy investment. The charge on this long-term investment was offset by the benefit of the investment tax credits recorded in income tax benefit (expense).

Foreign Currency Gains, Net

Foreign currency gains, net decreased $9 million and $18 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022, primarily due to fluctuations in the South African rand and Zambian kwacha.

Income Tax Benefit (Expense)

The effective tax rate for the three- and nine-month periods of 2023 decreased compared to the three- and nine-month periods of 2022, primarily due to lower actual and forecasted earnings compared to the prior year periods.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income (loss) by reportable segment to consolidated net sales and consolidated operating income (loss), respectively.

Pork Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$691	$678	$1,900	$1,961
Operating loss	$(34)	$(51)	$(350)	$(23)
Income from affiliates	$8	$5	$27	$12

Net sales for the Pork segment increased $13 million and decreased $61 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. The increase for the three-month period was primarily due to an $83 million increase in sales from the renewable diesel plant in Hugoton, Kansas that began operations during the third quarter of 2022, partially offset by lower prices of biodiesel of $21 million and timing of sales and lower prices of associated credits of $21 million. Lower sales prices of pork products and market hogs due to declines in commodity market pricing also reduced net sales by $34 million for the three-month period. The decrease for the nine-month period was primarily due to a $172 million decrease in sales of pork products and market hogs due primarily to lower market pricing reducing net sales by $199 million, partially offset by higher volumes increasing net sales $24 million. The decrease was partially offset by a $199 million increase in sales from the renewable diesel plant, and to a lesser extent by higher volumes of biodiesel sales of $94 million, partially offset by timing of sales and lower prices of associated credits of $131 million and lower prices of biodiesel of $76 million.

Operating loss for the Pork segment decreased $17 million and increased $327 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. The decrease for the three-month period primarily reflected improved margins on biodiesel and renewable diesel, pork products and market hogs. Improved margins on pork products and market hogs were primarily driven by a decrease in charges of $59 million for the lower of cost and net realizable value (“LCNRV”) inventory reserve, partially offset by lower sales prices and higher hog production costs. An inventory adjustment has been necessary since the third quarter of 2022 to properly state the hog inventory balances at quoted future market prices for pork products and grain costs. The increase for the nine-month period primarily reflected $337 million in lower margins on pork products and market hogs due to lower sales prices and higher hog production costs, including an increase in feed costs of $144 million, partially offset by a net decrease to the LCNRV inventory reserve of $48 million. Lower biodiesel and renewable diesel margins due to lower sales prices and higher production costs were more than offset with no mark-to-market derivative contracts losses for the period compared to $35 million for the nine months ended October 1, 2022. Management is unable to predict market prices for pork products, biodiesel, renewable diesel, or related credits, or the cost of feed, third-party hogs or feedstock for future periods; however, based on current conditions management anticipates this segment will not be profitable for the remainder of 2023. Scheduled maintenance of the renewable diesel plant is planned for the fourth quarter of 2023, and as a result, renewable diesel net sales and operating income will be impacted.

CT&M Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$1,253	$1,603	$3,932	$4,884
Operating income as reported	$33	$49	$93	$91
Mark-to-market adjustments	2	(1)	9	26
Operating income excluding mark-to-market adjustments	$35	$48	$102	$117
Income (loss) from affiliates	$(6)	$10	$(16)	$19

Net sales for the CT&M segment decreased $350 million and $952 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. For the three-month period, sales decreased $327 million due to lower average sales prices as a result of commodity price fluctuations. For the nine-month period, sales decreased $581 million due to lower volumes as a result of increased competition and market dynamics and $371 million due to lower average sales prices. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income for the CT&M segment decreased $16 million for the three-month period and increased $2 million for the nine-month period of 2023 compared to the same periods in 2022. The decrease for the three-month period was primarily due to lower margins resulting from lower sales prices. The increase for the nine-month period primarily reflected an improvement of $17 million in mark-to-market adjustments on derivative contracts, partially offset by lower margins. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment for the remainder of 2023, excluding the effects of mark-to-market adjustments on derivative contracts.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $2 million and $9 million for the three- and nine-month periods of 2023, respectively, and lower by $1 million and higher by $26 million for the three- and nine-month periods of 2022, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not.

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

Income from affiliates decreased $16 million and $35 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. CT&M’s investments in affiliates are represented by numerous milling, feed, poultry and trading affiliates, with no individual investment representing a material fluctuation. The decreases were primarily due to several entities challenged with lower margins due to higher costs and competition.

Marine Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$333	$525	$1,137	$1,514
Operating income	$40	$155	$196	$423

Net sales for the Marine segment decreased $192 million and $377 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. Cargo volumes decreased approximately 16% and 20% for the three- and nine-month periods, respectively. For the three-month period, the decrease in freight rates had a larger impact on the decline in sales compared to cargo volumes. The decrease for the nine-month period was primarily due to an overall decrease in cargo volumes, and to a lesser extent, lower freight rates. Freight rates began declining during the first quarter of 2023. The decline in cargo volumes and freight rates is primarily a result of a general decrease in demand for ocean transportation services.

Operating income for the Marine segment decreased $115 million and $227 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. The decrease for the three- and nine-month periods was primarily the result of lower voyage revenue, partially offset by lower voyage-related costs, such as slot costs, terminal services and intermodal trucking costs due to the lower cargo volumes. Management cannot predict changes in fuel costs or other voyage-related costs, cargo volumes or cargo rates for future periods; however, management anticipates this segment will be profitable for the remainder of 2023, though net sales and operating income are expected to be lower than the prior year.

Sugar and Alcohol Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$37	$33	$115	$88
Operating income	$7	$1	$16	$3

Net sales for the Sugar and Alcohol segment increased $4 million and $27 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. Sugar sales increased $5 million and $16 million for the three- and nine-month periods, respectively, due to higher prices related to a decrease in market supply. Alcohol sales were flat for the three-month period primarily due to slightly lower prices offset by higher volumes sold and increased $11 million for the nine-month period primarily due to higher volumes related to strong demand and higher prices associated with governmental price adjustments.

Operating income for the Sugar and Alcohol segment increased $6 million and $13 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. The increase for the three- and nine-month periods primarily reflected higher margins on sugar sales. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate for future periods and, as a result, management cannot predict whether this segment will be profitable for the remainder of 2023.

Power Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2023	2022	2023	2022
Net sales	$71	$52	$186	$117
Operating income	$27	$7	$59	$8

Net sales for the Power segment increased $19 million and $69 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. More power generation from EDM III, which began operations in June of 2022, contributed to an increase in sales of $10 million and $65 million for the three- and nine-month periods, respectively. EDM II, the power-generating barge that began operations in 2012, increased its dispatch volume in the third quarter of 2023 primarily due to improved fuel availability and higher spot market rates due to demand. For the nine-month period, more power generation from EDM II was offset by lower spot market rates due to lower fuel prices.

Operating income for the Power segment increased $20 million and $51 million for the three- and nine-month periods of 2023, respectively, compared to the same periods in 2022. The increase for the three- and nine-month periods was primarily due to more income generated from EDM III’s operations. Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods; however, management anticipates this segment will be profitable for the remainder of 2023. While EDM II remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Turkey Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Millions of dollars)	2023	2022	2023	2022
Income from affiliates	$20	$33	$61	$60

The Turkey segment, accounted for using the equity method, represents Seaboard’s investment in Butterball, LLC. Income from affiliates decreased $13 million for the three-month period of 2023 compared to the same period in 2022. Butterball’s net income decreased for the three-month period primarily due to lower margins on turkey products sold as a result of increased costs more than offsetting higher sales price and a 9% decrease in pounds sold. Net sales declined $18 million for the three-month period.

Income from affiliates increased $1 million for the nine-month period of 2023 compared to the same period in 2022. For the nine-month period of 2023, sales revenue increased primarily due to 10% higher selling prices as a result of a stronger mix of value-added products sold and was partially offset by a 7% decrease in pounds sold. Production and processing efficiencies further contributed to higher margins that were partially offset by non-operating income recorded in the prior year related to a $13 million gain on the sale of a business and $11 million of mark-to-market gains on interest-rate swap agreements that have since been terminated. Management is unable to predict market prices for turkey products and the cost of feed for future periods; however, management anticipates this segment will be profitable for the remainder of 2023.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceeding

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except for the update to the risk factor set forth below, there have been no material changes in the risk factors as previously disclosed in the 2022 Annual Report. The risk factor below replaces and supersedes the risk factor with the same title set forth in the 2022 Annual Report.

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
●	In the Marine segment, many aspects of the shipping industry, including rate agreements and vessel cost sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, as well as regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require capital investments or operational changes. As an example, this segment may be adversely impacted by changes in vessel fuel consumption efficiency requirements. Certain ships, based on their capacity and other factors, may have to meet certain energy usage standards while sailing. The net effect could be that ships, particularly small ones that are less efficient on a twenty-foot equivalent unit basis, might need to reduce speed to consume less fuel. Failure to comply may result in administrative and civil penalties, criminal sanctions, the suspension or termination of Seaboard’s operations or detention of its vessels.
●	In the Sugar and Alcohol segment, Seaboard’s alcohol production facility is affected by Argentine government regulations regarding production quotas, fuel blends and sales prices in the bioethanol market.

Failure to comply with these laws and regulations and any future changes to them could result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages, negative publicity and the inability to do business in certain locales. In addition, future changes in laws, regulations and standards may result in additional costs or a reduction in revenues.

Item 5.  Other Information

During the three months ended September 30, 2023, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended September 30, 2023 otherwise reportable under this Item 5.

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

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, renewable diesel and biodiesel, freight, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiii) adverse results in pending or future litigation matters; or (xiv) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. Such factors include risks associated with international operations, including Russia’s invasion of Ukraine, deterioration of economic conditions, and increasing recessionary risks, interest rate fluctuations, inflation, systemic pressures in the banking industry, including potential disruptions in credit markets, supply chain and labor market disruptions, stock price fluctuations, decentralization of operations, investments in non-consolidated affiliates, cyber-attacks and cybersecurity breaches, the food industry, health risks to animals, fluctuations in commodity prices, increases in costs of purchase, difficulties in obtaining and retaining appropriate personnel, the loss or closure of principal properties, disruptions of operations of suppliers and co-packers, ocean transportation, fluctuations in fuel costs, general risks of litigation, compliance with complex rules and regulations, including stringent environmental regulation, and specific risks relating to Seaboard's segments. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K, as supplemented in this Form 10-Q, describes these factors and identifies other important factors that could cause such differences.SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seaboard Corporation
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin
Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: October 30, 2023

by:	/s/ Barbara M. Smith
Barbara M. Smith
Vice President, Corporate Controller

(principal accounting officer)

Date: October 30, 2023