Form 10-K
period 2023-12-31
SEABOARD CORP /DE/
filed 2024-02-13
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the 255,017 shares of Seaboard common stock held by nonaffiliates was $908,044,132, based on the closing price of $3,560.72 per share on July 1, 2023, the end of Seaboard’s most recently completed second fiscal quarter. As of January 31, 2024, the number of shares of common stock outstanding was 971,055.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2023.

SEABOARD CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2023

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

In more specific terms, forward-looking statements include, without limitation:

●	statements concerning the projection of revenues, income or loss, capital expenditures, capital structure or other financial items;
●	statements regarding the plans and objectives of management for future operations;
●	statements of future economic performance;
●	statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:
(i)	Seaboard’s ability to obtain adequate financing and liquidity;
(ii)	the price of feed stocks and other materials used by Seaboard;
(iii)	the sale price or market conditions for pork, agricultural commodities, renewable diesel and biodiesel, sugar, alcohol, turkey and other products and services;
(iv)	the recorded tax effects under certain circumstances and changes in tax laws;
(v)	the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling (“CT&M”) segment;
(vi)	the charter hire rates and fuel prices for vessels;
(vii)	the fuel costs and related spot market prices for electricity in the Dominican Republic;
(viii)	the effect of the fluctuation in foreign currency exchange rates;
(ix)	the profitability or sales volume of any of Seaboard’s segments;
(x)	the anticipated costs and completion timetables for Seaboard’s capital improvements, acquisitions and dispositions;
(xi)	the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities;
(xii)	potential future impact on Seaboard’s business of new legislation, rules or policies;
(xiii)	adverse results in pending litigation matters; or
(xiv)	other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Approximately 73% of the outstanding common stock of Seaboard is collectively owned by Seaboard Flour LLC and SFC Preferred, LLC, which are Delaware limited liability companies. Ellen Bresky, the Chairwoman of the Board of Directors (the “Board”), and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred, LLC.

Seaboard’s diverse operations are relatively decentralized, with each segment having a management team that operates independently of the others. At certain segments, Seaboard uses vertical integration, achieved by acquisitions and investments in strategic joint ventures, to increase its supply chain reliability. All of Seaboard’s segments provide essential goods or services, including food, energy and transportation. Accordingly, most of Seaboard’s operations are heavily commodity-driven, resulting in high volatility due to market prices and a cyclical nature of financial performance.

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey. Each segment’s contribution to net sales and operating income (loss), and its respective assets and capital expenditures are included in Note 13 to the consolidated financial statements. Seaboard operates in over 45 countries, with a concentration in the U.S. and countries in Central and South America and Africa. Additional information regarding sales and property, plant and equipment located in foreign locations is included in Note 13 to the consolidated financial statements.

Description of Segments

Pork Segment - Seaboard, through its subsidiary Seaboard Foods LLC, is a vertically integrated pork producer that primarily produces and sells pork products to further processors, foodservice operators, distributors and grocery stores. This segment sells to U.S. customers and exports to Japan, Mexico, China and numerous other foreign markets. This segment’s operations consist of hog production facilities for genetic and commercial breeding, farrowing, nursery and finishing and its pork processing plant in Oklahoma.

Seaboard has a 50% investment in Seaboard Triumph Foods, LLC (“STF”), which operates a pork processing plant in Iowa, with a capacity to process approximately six million hogs annually. Seaboard and Triumph Foods, LLC (“Triumph”), an independent pork processor, supply a portion of the hogs processed at the STF plant. The Pork segment also has a 50% investment in Daily’s Premium Meats, LLC (“Daily’s”), which produces and markets raw and pre-cooked bacon using pork bellies primarily sourced from Seaboard, Triumph and STF, at its locations in Utah, Montana and Missouri. Seaboard accounts for these investments under the equity method of accounting. Seaboard has marketing agreements with STF, Daily’s and Triumph to market their products and has a margin-sharing arrangement with Triumph that considers the average sales price, standard costs and the mix of products sold from the Seaboard and Triumph plants.

The Pork segment produces biodiesel at facilities in Oklahoma and Missouri and renewable diesel at a facility in Kansas, which began operations in 2022. These products are produced from pork fat supplied by the pork processing plants and other animal fats and vegetable oils purchased from third parties. The Pork segment owns and operates a terminal facility in California with the capacity to blend, store and distribute fuel. The renewable diesel facility and terminal facility have solar arrays which generate up to a total of 20 megawatts of electricity used to partially cover the facilities’ energy needs. This segment is constructing swine-derived renewable natural gas sites with its integrated model of hog operations, covered anaerobic digester lagoons and biomethane upgrading facilities at certain of its existing hog farms in Texas, Oklahoma and Kansas, with a few sites complete and in early stages of operations. This segment generates environmental credits from its biodiesel, renewable diesel and renewable natural gas production, some of which are directly correlated to the various carbon reducing initiatives throughout the production and product transportation process. These credits are then sold to third parties.

CT&M Segment - Seaboard’s CT&M segment, which is managed under the name of Seaboard Overseas and Trading Group (“SOTG”), is an integrated agricultural commodity trading, processing and logistics company. Seaboard’s CT&M segment has ownership interests in several non-consolidated affiliates to further its business strategies. Overall, the CT&M segment, including its affiliates, has facilities in 26 countries, primarily in Africa and South America. The majority of the trading business is transported with chartered ships or vessels this segment owns.

Marine Segment - Seaboard, through its subsidiary, Seaboard Marine Ltd., and various foreign-affiliated companies and third-party agents, provides cargo shipping services in the U.S. and 27 countries in the Caribbean and Central and South America. This segment’s primary operations are in Miami, Florida, and include a marine terminal and an off-port warehouse for cargo consolidation and temporary storage. Scheduled port calls are made in Brooklyn, New York; Houston, Texas; New Orleans, Louisiana; Philadelphia, Pennsylvania; Wilmington, North Carolina; Savannah, Georgia; and various foreign ports in the Caribbean and Central and South America. A network of offices and agents are used to sell freight services, including transport of import and export cargo by truck or rail to and from various U.S. and foreign ports. This segment’s fleet consists of chartered and owned vessels, as well as dry, refrigerated and specialized containers.

Sugar and Alcohol Segment - Seaboard, through its subsidiary, Seaboard Energías Renovables y Alimentos S.R.L., operates a vertically integrated sugar and alcohol production facility in Argentina. This segment supplies most of the raw material processed in its facility with sugarcane grown on land that it owns. The sugar is primarily marketed locally, with some exports to other countries. The alcohol is marketed to industrial users and sold primarily as dehydrated alcohol to certain oil companies under the Argentine governmental bioethanol program, which requires alcohol to be blended with gasoline. This segment also owns a 51-megawatt cogeneration power plant, which is fueled by the burning of sugarcane by-products, natural gas and other biomass, like woodchips.

Power Segment - Seaboard, through its subsidiary, Transcontinental Capital Corp. (Bermuda) Ltd., is an independent power producer generating electricity for the Dominican Republic power grid. It is not directly involved in the transmission or distribution of electricity. Seaboard’s Power segment uses two power-generating barges for its current operations. The barge that began operations in 2012, named Estrella Del Mar II (“EDM II”), is capable of using natural gas or heavy fuel oil to produce up to 108 megawatts of electricity. The barge that began operations in 2022, named Estrella Del Mar III (“EDM III”), can generate approximately 150 megawatts of electricity using natural gas. While EDM II remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Turkey Segment - Seaboard has a 52.5% investment in Butterball, a producer and processor of conventional and antibiotic-free turkey products. Butterball is a national supplier to retail stores, foodservice outlets and industrial entities, and to a lesser extent, exports products to Mexico and other foreign markets. Seaboard accounts for this investment under the equity method of accounting.

Other Businesses

Seaboard, through its subsidiary, Mount Dora Farms, Inc., processes jalapeño peppers at its plant in Honduras which are primarily shipped to and sold in the U.S.

Customers

Seaboard does not have sales to any one customer equal to 10% or more of its consolidated revenues. The Sugar and Alcohol segment had two bioethanol customers that collectively represented approximately 45% of its total sales in each of the last three years. The Power segment sells power in the Dominican Republic primarily to wholly government-owned distribution companies. The Turkey segment had two retail customers that collectively represented approximately 27% of its total sales in each of the last three years.

Competitive Conditions

Competition in Seaboard’s Pork segment comes from a variety of regional, national and international producers and processors and is based primarily on product quality, customer service and price. According to S&P Global in 2023, Seaboard Foods LLC was ranked number three in hog production in the U.S. based on only this segment’s sows in production and number four in pork processing in the U.S. based on daily processing capacity, including Triumph’s and STF’s capacity.

Seaboard’s CT&M segment faces competition from numerous traders around the world and imported grain-processed products or other local producers in the same industries.

Seaboard’s Marine segment faces competition based on price, reliable sailing frequencies and customer service.

Seaboard’s Sugar and Alcohol segment owns one of the largest sugar mills in Argentina and faces significant competition from other mills for sugar and alcohol sales in the local Argentine market.

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

Competition in Seaboard’s Turkey segment comes from a variety of regional and national producers and processors within specific product categories and sales channels and is based primarily on brand, product quality, customer service and price.

Seasonal Business

The Turkey segment’s business is seasonal for whole birds and related products, with the holiday season driving the majority of those sales. Seaboard’s other segments are not seasonally dependent to any material extent.

Research and Development

The majority of Seaboard’s research and development occurs in the Pork segment. Within hog production operations, activities are directed at improving the genetics, health and feed efficiency of hogs. The processing plant activities focus on increasing meat quality, as well as other manufacturing process improvements. Seaboard has also invested research and development resources in the development of biodiesel plants, a renewable diesel facility and renewable biogas recovery facilities.

Raw Materials and Sources of Supply

During 2023, Seaboard raised 94% of the hogs processed at its processing plant, with the remaining hog requirements purchased primarily under a contract with an independent producer. The CT&M segment sources, transports and markets approximately 12 million metric tons per year of wheat, corn, soybeans, soybean meal and other commodities, generally purchased from farmers, grain elevators and wholesale merchants. Changes in origination sources, weather patterns, planting forecasts and consumption patterns may impact supply and demand and related commodity prices in this segment. The Sugar segment supplied approximately 80% of the sugar cane processed in its facility.

Fuel is a significant raw material for the Power segment. EDM III only operates on natural gas and there is only one supplier in the Dominican Republic. The dispatch of EDM II is dependent on the effective sourcing of heavy fuel oil or natural gas at competitive prices. The Power segment has entered into a long-term fuel supply agreement to ensure natural gas is available for EDM III’s operations. The Turkey segment purchases a significant portion of its grain used in the manufacturing of feed for its turkeys in North Carolina from Seaboard’s partner in Butterball. Also, Butterball purchases poults for its operations from one supplier that has multiple locations.

Intellectual Property

Seaboard believes there is recognition of the registered trademarks identified below in the various industries Seaboard serves. While Seaboard considers all of its intellectual and proprietary rights important, Seaboard believes its business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right. The Pork segment uses trademarks, including Seaboard Foods®, Seaboard Farms®, Seaboard Energy®, Prairie Fresh®, Prairie Fresh USA Prime®, Our Farms, Our Commitment®, St. Joe Pork®, Cook-in Bag®, and PORKABILITIESTM. The CT&M segment uses trademarks, including Mothers Pride® and Zambia’s Pride® in Zambia, GMA® and Top Pain® in Ivory Coast, and GMD® and Jarga® in Senegal. The Marine segment uses trademarks, including Seaboard Marine® and Seaboard Solutions®. The Sugar and Alcohol segment uses trademarks, including Chango®, Chango Premium® and Tabacal®. The Turkey segment uses trademarks, including, Butterball®, Carolina Turkey® and Farm to Family Butterball®.

Human Capital Resources

Generally, Seaboard’s segments operate autonomously to implement the human capital strategies that best meet the diverse needs of the workforce, industry, competitive environment and legal requirements of the countries it operates in. This often includes developing location-specific employee benefits, policies, programs and practices. Although individual programs and benefits vary by location, all segments align with Seaboard’s core principles that emphasize health and safety, financial wellness, learning and development, and global diversity and acceptance.

As of December 31, 2023, Seaboard had approximately 13,000 total employees, of whom approximately 53% were in the U.S., 31% were in the Caribbean, Latin and South America and 16% were in Africa.

The following is an approximate employee breakdown by segment as of December 31, 2023:

	United States	Caribbean, Latin America, South America	Africa	Other	Total
Pork
Total Employees	5,794	—	—	—	5,794
% Union	38%	—	—	—	38%
CT&M
Total Employees	37	602	2,027	56	2,722
% Union	—	5%	53%	—	41%
Marine
Total Employees	902	1,515	—	—	2,417
% Union	—	0%	—	—	0%
Sugar and Alcohol
Total Employees	—	1,390	—	—	1,390
% Union	—	71%	—	—	71%
Power
Total Employees	—	236	—	—	236
Corporate and All Other
Total Employees	74	214	—	—	288
Total Employees	6,807	3,957	2,027	56	12,847
Total % Union	32%	26%	53%	0%	33%

Substantially all of the Pork segment’s hourly employees at its processing plant are covered by a collective bargaining agreement that expires in 2026. In the CT&M segment, approximately 41% of employees at mills, primarily in Africa and South America, are subject to collective bargaining agreements with various unions under agreements that expire between 2024 and 2025. In the Sugar and Alcohol segment, substantially all of its hourly mill employees in Argentina are covered by a collective bargaining agreement and it is renewed twice per year. Seaboard believes it has good relationships with its employees and their representative labor organizations.

Seaboard’s employees are critical to operational success and their health and safety is a top priority. All full-time domestic employees are eligible to receive medical and dental benefits and participate in wellness programs. The Power segment subsidizes 85% of the employee’s and families’ medical coverage. All CT&M and almost all Marine foreign locations have either company-subsidized private health coverage or public health coverage as mandated by their local governments. All employees of the Sugar and Alcohol segment are eligible for subsidized health coverage either through the company or under a union medical program. The Pork, Sugar and Alcohol and Power segments have onsite health clinics at their respective principal locations. Seaboard has various initiatives to protect the safety of the workforce. In the Pork segment, they employ 20 full-time safety professionals.

At times, recruitment and retention can be a challenge for certain locations in the Pork segment. In 2023, the Pork segment had a retention rate of approximately 78% primarily due to its nature of work and rural locations, and approximately 24% of the Pork segment’s workforce is dependent upon employment visas in different production areas. In the CT&M segment, which has operations in developing countries, challenges associated with safety and political instability exist from time to time, which may create challenges in identifying and retaining qualified local and expatriate personnel.

Flexible compensation and benefit strategies are developed by Seaboard’s segments to attract and retain employees and reduce turnover and associated costs. Seaboard provides competitive pay, paid time off, holidays and other benefits depending on location. All domestic employees that work a minimum number of hours are eligible to participate in the company-sponsored 401(k) retirement savings plan. At many of the foreign locations, Seaboard participates in government-required pension funds on behalf of its employees. Additional benefits are determined by the segment, but often include employee discounts on products produced such as meat and sugar in the Pork and Sugar and Alcohol segments.

Seaboard’s segments also provide on-the-job training and various professional development opportunities. For example, full-time employees with a minimum length of service in the Pork segment are eligible for tuition reimbursement, and the segment has developed a comprehensive training program to promote internal employees to management positions. In the Marine segment, employees are provided training courses through an online platform, including industry-specific, job-specific and general skills courses, and heavy equipment operators have a formal training program with a certain number of hours that must be met before promotion.

Because Seaboard operates around the world, Seaboard believes that global diversity and acceptance are critical for its continued success, including at the highest levels, where 40% of Seaboard’s Board are female, including the Chairwoman.

Governmental Regulations

Environmental Matters

Seaboard’s Pork segment and Turkey segment are subject to numerous federal, state and local laws and regulations relating to the environment, such as treatment of wastewater and air emissions, that require the expenditure of funds in the ordinary course of business. Seaboard’s Pork and Turkey segments do not anticipate making expenditures for these purposes that, in the aggregate, would have a material effect on Seaboard’s financial condition or results of operations. Seaboard’s Marine and CT&M segments’ vessels are subject to environmental regulations related to fuel efficiency, which may cause certain vessels to reduce their speed, potentially impacting voyage routes. Seaboard’s Power segment must receive permits from local authorities to operate, including environmental licenses, among others, and these permits may be canceled or not renewed. The segment is in the process of renewing the environmental permits for both EDM II and EDM III, and it is expected that each barge will have its corresponding permit valid for a minimum of 2 years.

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

Available Information

Access to all of Seaboard’s SEC filings, including its annual reports on Form 10-K, quarterly reports on 10-Q, current reports on 8-K and all amendments to those reports, is available, free of charge, on its website at www.seaboardcorp.com/investors as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Seaboard does not intend for information contained in its website to be part of this Form 10-K. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Information About Seaboard’s Executive Officers

The following table lists the executive officers of Seaboard. Generally, executive officers are elected at the annual meeting of the Board following the Annual Meeting of Stockholders and hold office until the next such annual meeting or until their respective successors are duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was elected.

Name (Age)	Positions and Offices
Robert L. Steer (64)	President and Chief Executive Officer
David H. Rankin (52)	Executive Vice President, Chief Financial Officer
David M. Becker (62)	Executive Vice President, General Counsel and Secretary
Ty A. Tywater (54)	Senior Vice President, Audit Services
Barbara M. Smith (43)	Vice President and Corporate Controller
Benjamin R. Hodes (38)	Vice President, Finance
Adriana N. Hoskins (54)	Vice President and Treasurer
Elizabeth A. Loudon (59)	Vice President, Tax
James T. Hubler (45)	Assistant Secretary
Zachery J. Holden (56)	Assistant Secretary
Laura Cerezo Baena (37)	Assistant Secretary
Emma A. Beltz-Vacas (46)	Assistant Treasurer
Peter B. Brown (61)	President and Chief Executive Officer, Seaboard Foods LLC
Jacob A. Bresky (36)	President and Chief Executive Officer, Seaboard Overseas and Trading Group
Edward A. Gonzalez (58)	President and Chief Executive Officer, Seaboard Marine Ltd.

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

Ms. Smith has served as Vice President and Corporate Controller since March 2023 and previously as Assistant Corporate Controller since May 2015.

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

Ms. Hoskins has served as Vice President and Treasurer since December 2020 and previously as Assistant Treasurer since 2006.

Ms. Loudon has served as Vice President, Tax since December 2020 and previously as Tax Director since January 2017.

Mr. Hubler has served as Assistant Secretary since April 2019, and as Vice President and General Counsel with Seaboard Foods LLC since January 2022. Prior to that, he was the Associate General Counsel at Seaboard Corporation since October 2018.

Mr. Holden has served as Assistant Secretary since June 2010, and served as Vice President and General Counsel with SOTG until October 2023 when he was named SOTG Vice President and Chief Compliance Officer.

Ms. Cerezo Baena has served as Assistant Secretary since April 2023 and as Senior Corporate Counsel since 2020. Prior to joining Seaboard, Ms. Cerezo Baena was an associate at the law firm of Davis Graham & Stubbs LLP since September 2015. Ms. Cerezo Baena is not related to Douglas W. Baena, Seaboard’s Lead Independent Director and Member of the Audit Committee.

Ms. Beltz-Vacas has served as Assistant Treasurer since January 2021 and previously as Treasury Director since July 2014.

Mr. Brown has served as President and Chief Executive Officer of Seaboard Foods LLC since January 2021. Prior to joining Seaboard Foods LLC, Mr. Brown was the Chief Operating Officer of Butterball, LLC for almost two years and President and Chief Operating Officer at High Liner Foods from 2014 to 2018.

Mr. Bresky has served as President and Chief Executive Officer of SOTG since January 2023 and previously Seaboard Corporation’s Vice President, International and various other positions with SOTG for more than 10 years.

Mr. Gonzalez has served as President and Chief Executive Officer of Seaboard Marine Ltd. since January 2005.

Item 1A. Risk Factors

Business and Operational Risks

(1)	International Operations May Present Certain Risks. Seaboard’s international activities, some of which are in lesser-developed countries, pose risks not faced by companies that limit themselves to U.S. markets. These risks include:
●	changes in foreign currency exchange rates, currency inconvertibility and devaluation;
●	foreign currency exchange or retail price controls;
●	hyperinflation;
●	heightened customer credit and execution risk;
●	border restrictions, tariffs, bilateral trade disputes, quotas, trade barriers, import or export licensing requirements and other trade protection measures;
●	border closings by foreign countries to the import of products or other limitations on Seaboard’s ability to access materials or ports, including due to animal disease or other perceived health or safety issues;
●	changes in tax laws, including rules on a global minimum tax from the Organisation for Economic Co-operation and Development (“OECD”) or country-specific laws that resemble the OECD rules;
●	legal and regulatory structures and unexpected changes in legal and regulatory requirements and any additional compliance costs that may arise;
●	negative perception within a foreign country of a U.S. company doing business in that foreign country;
●	compliance with domestic and foreign laws and regulations for conducting international business such as Foreign Account Tax Compliance Act, Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations and United Kingdom Bribery Act;
●	government instability, expropriation, confiscation, war, civil unrest, and corruption; and
●	enforcement and compliance of local laws and remedies in foreign jurisdictions, including inconsistent application or enforcement, including tax laws, and related uncertainties affecting legal proceedings and lawsuits.

Accordingly, revenues, operating income and cash flows from international operations could fluctuate significantly from year to year.

(2)	The Ongoing Conflict Between Russia and Ukraine Could Directly or Indirectly Affect the Business. The Black Sea region is a major exporter of wheat, corn and other commodity products to the world. Although Seaboard has no operational footprint in either Russia or Ukraine, the conflict impacts global commodity, energy and input costs and export controls and targeted economic sanctions on Russia, certain Russian citizens, and Russian enterprises. Seaboard or its affiliates may trade in commodities originating from Russia and/or Ukraine as allowable by law. However, any future commodity trades involving Russian originated commodities could be directly or indirectly impacted by export controls, economic sanctions and the ability to collect on contracts, any of which, along with the volatility in commodities prices and margins could negatively impact Seaboard’s financial condition, results of operations and the market price of its common stock.
(3)	Deterioration of Economic Conditions Could Adversely Affect the Business. Seaboard’s business may be adversely affected by changes in national or global economic conditions, including recessions, inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs, supply chain and labor market disruptions, impacts caused by highly pathogenic disease outbreaks and other public health emergencies, and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for and production of Seaboard’s meat products, grains, shipping services and other products, or the cost and availability of needed raw materials and packaging materials, or workforce availability, thereby negatively affecting Seaboard’s business, financial condition and results of operations. The national and global economic conditions, could also, among other things:
●	impair the financial condition of some of Seaboard’s customers and suppliers, thereby increasing customer bad debts or non-performance by customers and suppliers;
●	negatively impact global demand for protein and grain-based products, which could result in a reduction of revenues, operating income and cash flows;

●	decrease the value of Seaboard’s investments in equity and debt securities, including short-term investments used for liquidity and pension plan assets, causing losses that would adversely impact Seaboard’s net earnings; and
●	impair the financial viability of Seaboard’s insurers.
(4)	Seaboard’s Common Stock Is Infrequently Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held and infrequently traded on a daily basis on the NYSE American. Seaboard Flour LLC and SFC Preferred, LLC, which are beneficially owned by the Bresky family, hold approximately 73% of Seaboard’s outstanding common stock. Accordingly, the price of a share of Seaboard common stock could fluctuate more significantly from day-to-day than that of a share of more widely held stock that is actively traded on a daily basis.
(5)	Decentralization May Present Certain Risks. Seaboard’s operations are relatively decentralized in comparison with its peers. While Seaboard’s executive management believes this practice enables it to remain responsive to risks, opportunities and to customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that executive management may be slower or less able to identify or react to problems affecting a key business than in a more centralized environment. In addition, it means that Seaboard may be slower to detect compliance-related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or Seaboard’s internal policies) and that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect Seaboard’s business, financial condition or results of operations.
(6)	Investments in Non-Consolidated Affiliates May Present Certain Risks. Seaboard has several equity method investments in which it generally owns approximately 50% or less, with various third-party business partners owning the remaining equity. Due to the ownership structure of these affiliates, Seaboard participates in board of director’s or comparable governing body’s decisions but does not control the decision-making processes. Seaboard could be exposed to various business risks if the business partners’ business decisions do not align with Seaboard’s best interests, which could adversely impact the results for Seaboard’s income (loss) from affiliates.
(7)	Cyber-Attacks or Cybersecurity Breaches Could Adversely Affect the Business. Seaboard may be adversely impacted if it is unable to protect its information technology systems against, or effectively respond to, cyber-attacks or cybersecurity breaches. Seaboard may also be adversely impacted if third parties on whom Seaboard relies are unable to similarly protect their information technology systems. Attempted cyber-attacks and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise. These risks are further heightened by factors such as developments in artificial intelligence, increased remote working and geopolitical turmoil. Any significant penetration, invasion, destruction, or interruption of the information technology systems on which we rely could negatively impact sales, manufacturing, distribution or other critical functions. Additionally, there is a risk of reputational damage, loss to financial assets, remediation costs, litigation, regulatory investigations, and harm to business relationships. If Seaboard is unable to prevent such breaches or failures or if a third party on whom Seaboard relies is unable to prevent such breaches or failures, Seaboard’s operations could be disrupted and it could negatively impact Seaboard’s financial condition, results of operations and the market price of its common stock.

Industry Risks

(1)	The Food Industry May Present Certain Risks. The food products manufacturing industry is subject to the risks posed by:
●	food spoilage;
●	food contamination, including contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, E coli and aflatoxin;
●	food allergens;
●	adverse weather and climate change risks;
●	evolving consumer preferences and nutritional and health-related concerns;
●	international, federal, state and local food processing regulations;
●	the possible unavailability and/or expense of liability insurance;
●	consumer product liability claims;
●	product recall;

●	product tampering; and
●	public perception of food production practices, including handling of production and live animals.

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

(2)	Health Risks to Animals Could Adversely Affect Production and the Supply of Raw Materials. Seaboard is subject to risks relating to its ability to maintain animal health and control diseases. If the Pork segment’s hogs or if Butterball’s turkeys are affected by disease, Seaboard could be required to euthanize infected animals, which could adversely affect this segment’s production or ability to sell or export its products. The general health of the hogs and turkeys and their respective reproductive performance could have an adverse impact on production and production costs, the supply of raw material to their processing operations and consumer confidence. Moreover, the herd or flock health of third-party suppliers could adversely affect the supply and cost of hogs or turkeys available for purchase. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of these segments’ food products.
(3)	Fluctuations in Commodity Prices May Present Certain Risks. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities for products which it sells and competing products, all of which are determined by constantly changing market forces, as well as other factors, over which Seaboard has little to no control, including inflationary risks.
●	In the Pork and Turkey segments, commodity pork and turkey prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh meat and competing proteins on the market.
●	In the CT&M segment, fluctuating worldwide prices for wheat, corn, soybean meal and, to a lesser degree, various other agricultural commodity products could also be caused by European flour exports, donated food aid, flour dumping practices and worldwide and local crop production.

These fluctuating market conditions could have a significant impact on Seaboard’s sales, value of commodities held in inventory and operating income.

(4)	Increases in Costs of Feed Components and Third-Party Purchases Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and turkeys and could be materially affected by commodity price fluctuations for corn and soybean meal. The results of the Pork and Turkey segments could be negatively affected by increased costs of its feed components. The cost and supply of feed components and the third-party purchases are determined by constantly changing market forces of supply and demand, which are driven by matters over which these segments have no control, including inflation, weather, current and projected worldwide grain stocks and prices, grain export prices, subsidies and tariffs, and governmental agricultural policies. These segments attempt to manage certain of these risks through the use of commodity derivatives; however, this may also limit the ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork and turkey prices correspondingly increase, increases in the prices of feed components and costs of third-party purchases would adversely affect the segments’ operating margins and the value of Seaboard’s investment in Butterball. In the Pork segment, approximately 6% of this segment’s slaughtered hogs were purchased from a third party in 2023.
(5)	Difficulties Obtaining and Retaining Appropriate Personnel. Seaboard is dependent on having a sufficient number of properly trained operations personnel.
●	In the Pork and Turkey segments, the nature of the work and rural locations at some processing plants and production operations, along with restrictive national policy on immigration, have affected and could continue to negatively affect the availability and cost of labor.
●	In the CT&M segment, the loss of a key employee such as a commodity trader could have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and retaining business with various foreign customers. Also, employing and retaining qualified expatriate personnel at the mills and other operating facilities are key elements to success given the difficult living conditions, the unique operating environments and the reliance on a relatively small number of executives to manage individual locations.

The geographic areas in which Seaboard operates have also experienced labor shortages resulting in higher labor costs. The inability to acquire and retain the services of such personnel, or increased costs associated with the acquisition and retention of such personnel, could have a material adverse effect on Seaboard’s operations.

(6)	The Loss or Closure of the Segments’ Principal Properties Could Adversely Affect the Business. The closure, even temporarily, loss of or damage to any of the segments’ plants for any reason, including highly pathogenic disease outbreaks, fire, weather, such as tornado, hurricane or earthquake, or the occurrence of adverse governmental action or labor unrest resulting in labor strikes could adversely affect the business of the affected segment and have a material adverse effect on Seaboard’s business, financial condition and results of operations.
●	The Pork segment is largely dependent on the continued operation at full capacity of its Oklahoma pork processing plant and the STF plant. This segment provided approximately one-third of STF’s hogs for processing during 2023 and also markets substantially all pork products produced.
●	In the Marine segment, port operations can be subject to disruption due to hurricanes or other adverse weather conditions, and any associated damage could take significant time to repair while cargos would move to other ports of entry. Recovering those volumes could prove difficult.
●	The Sugar and Alcohol segment is largely dependent on the continued operation of a single sugar mill.
●	Although Butterball has three processing plants and three further processing plants, Butterball is disproportionately dependent on the continued operation of the processing plant in North Carolina, that handles a significant volume of the production of further processed turkey products.
(7)	Disruption of Operations at Co-packers or Other Suppliers Could Adversely Affect the Business. Disruption of operations at co‑packers or other suppliers including due to natural disasters or catastrophic events such as a cyber-attack, terrorism, or other similar occurrences may impact Seaboard’s product or raw material supply. Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may also adversely affect Seaboard’s financial results.
(8)	Ocean Transportation May Present Certain Risks. Seaboard’s owned and chartered vessels along with related cargoes are at risk of being damaged, lost or incurring excess cost because of events such as:
●	inclement weather;
●	mechanical failures;
●	grounding, fire, explosions and collisions;
●	human error;
●	war, piracy and terrorism; and
●	access to and congestion in ports and canals.

Any of these hazards could result in death or injury to persons, loss of property, environmental damages, delays or rerouting and could have a material adverse effect on Seaboard’s business, financial condition and results of operations.

(9)	Fluctuations in Fuel Costs Could Adversely Affect the Business. Fuel is a large expense for the Marine and Power segments and also impacts the CT&M segment’s results. Fuel prices can vary greatly from year to year. While such fluctuations may be offset through fuel surcharges or other mechanisms, such mechanisms do not act with precision in terms of timing and amount and may not adjust revenues enough to offset the increase in costs.

Legal and Regulatory Risks

(1)	Operations Are Subject to General Risks of Litigation. Seaboard is involved on an ongoing basis in litigation arising in the ordinary course of business and otherwise. Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders, or injured persons, and claims relating to product liability, contract disputes, antitrust regulations, intellectual property, advertising, labeling, wage and hour laws, employment practices or environmental matters. Litigation in certain countries carries additional risk due to lack of transparency in judiciaries. Neither litigation trends nor the outcomes of litigation can be predicted with certainty and adverse litigation trends and outcomes could negatively affect Seaboard’s financial results and result in losses in excess of accrued amounts.
(2)	Operations Are Subject to Complex Laws and Regulations. Federal, state and local laws, and domestic and international regulations governing worker health and safety, food safety and animal health and welfare, port and terminal security and the operation of vessels, including fuel regulations, significantly affect revenues, costs and the manner or feasibility of doing business and otherwise. Some requirements applicable to Seaboard may also be enforced by citizen groups.
●	In the Pork segment, select states have implemented, or are working to implement, varying standards related to the required living conditions for breeding sows. Some laws apply to animals grown in the state of enactment while, more recently, several states have enacted laws that prohibit the sale of meat from non-compliant animals grown in any of the fifty states or foreign countries. Diversity of standards

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
●	In the Marine segment, many aspects of the shipping industry, including rate agreements and vessel cost sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, as well as regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require capital investments or operational changes. As an example, this segment may be adversely impacted by changes in vessel fuel consumption efficiency requirements. Certain ships, based on their capacity and other factors, have to meet certain energy usage standards while sailing. The net effect could be that ships need to reduce speed to consume less fuel and reliability of route frequency may be impacted.
●	In the Sugar and Alcohol segment, Seaboard’s alcohol production facility is affected by Argentine government regulations regarding production quotas, fuel blends and sales prices in the bioethanol market.

Failure to comply with these laws and regulations and any future changes to them could result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages, negative publicity and the inability to do business in certain locales. In addition, future changes in laws, regulations and standards may result in additional costs or a reduction in revenues.

(3)	Operations Are Subject to Stringent Environmental Regulation and Potentially Subject to Environmental Litigation, Proceedings, and Investigations. Seaboard operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, odors, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. Compliance with these laws and regulations, as well as any modifications, may be material to Seaboard’s business.
(4)	Climate Change and Any Legal or Regulatory Measures to Address Climate Change Could Have an Adverse Impact on Seaboard’s Business and Results of Operations. The increased focus over climate change has resulted in, and may continue to result in, the adoption of laws and regulations, including reporting requirements, designed to manage greenhouse gas emissions, climate risks and resulting environmental impacts which will likely lead to increased compliance costs. Compliance with such legal or regulatory requirements may require Seaboard to make significant changes to its business operations and strategy, which will likely incur substantial time, attention, and costs. Seaboard may also need to make additional investment in its resources and technology to comply with the data reporting requirements. Additionally, Seaboard may fail to effectively address increased attention from stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that Seaboard has failed to act responsibly regarding climate change, whether or not valid, could negatively affect its business and reputation.

Specific Pork Segment Risks

(1)	The Operating Profit of the Biodiesel and Renewable Diesel Production Facilities Could Be Adversely Impacted by Various Factors. The profitability of this segment’s biodiesel and renewable diesel plants could be adversely affected by various factors, including the market price of pork fat, other animal fats and vegetable oils, all of which are utilized to produce biodiesel and renewable diesel, the market price for biodiesel and renewable diesel, which is influenced by inflation, world oil prices and government mandates and incentives to use biofuels, such as the federal blender’s credit, and the market price of environmental credits generated upon production and then sold to third parties. Unfavorable changes in these prices over extended periods of time or adverse changes in government mandates and incentives to use biofuels could adversely affect this segment’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to these facilities. In August 2022, the President of the U.S. signed the Inflation Reduction Act into law which extended the federal blender’s credits through 2024 and created a new clean fuel production credit. This new credit is based on the greenhouse gas emissions factor of fuel produced and sold during 2025 through 2027. This credit may not be renewed and could be less than the federal blender’s credit.
(2)	Further Difficulties Could Be Experienced in the Operations of the Renewable Diesel Production Facility. Commercial operations at this segment’s renewable diesel production facility commenced in 2022, but certain operational issues have been experienced since start-up that have delayed achievement of consistent operations at full capacity. Further difficulties experienced in operations could have adverse effects on results of operations.
(3)	Return on Investment of Renewable Biogas Recovery Facilities May Not Meet Forecasts. This segment has made significant investment in renewable biogas recovery facilities and intends to make additional investment in 2024. As of December 31, 2023, most facilities were still under construction and only a few were operational. Consistent production at each site may take longer than expected, and the return on assets and the planned tax credits may be less than expected.

Specific Commodity Trading and Milling Segment Risks

(1)	This Segment Uses Derivative Products to Manage Certain Market Risks. This segment enters into various commodity derivative and foreign exchange derivative transactions to create what management believes are economic hedges for commodity trades it executes or intends to execute with its customers. Failure to execute or improper execution of a derivative position, or a firmly committed sale or purchase contract, or a speculative transaction that closes without the desired result or exposure to counter party risk could have an adverse impact on the results of operations and liquidity.
(2)	This Segment Faces Increasing Competition from Several Sources. This segment is experiencing increasing competition in certain foreign markets by well-capitalized originators, traders of commodities making sales directly to end-use customers, and industrial-asset owners that compete in the same markets as this segment. If various competing raw material originators refuse to sell commodities to Seaboard for sale in these foreign markets, it could be more challenging for this segment to purchase commodities for sale to its customers at competitive prices. Also, competition with imported products or other local producers impact this segment’s industrial operations. This segment’s sales volume and sale prices for commodities to customers, as well as results of operations, could be adversely impacted by such increased competition.

Specific Marine Segment Risks

(1)	Chartered Ships Are Subject to Fluctuating Rates and Availability. Time-charter expenses are one of this segment’s largest expenses. These costs, and availability of ships, can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a long-term charter contract will be favorable to this segment’s business. Accordingly, entering into either long-term charter hire contracts during periods of decreasing charter hire costs or short-term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on this segment’s results of operations. This segment purchases space, also known as slots, on certain third-party operated vessels, and these ship providers may not be reliable and cause shipment delays or other challenges.

Specific Sugar and Alcohol Segment Risks

(1)	This Segment Depends on the Condition of the Argentine Economy, Currency and Political Climate. This segment operates a sugar mill, alcohol distillery and power generation facility in Argentina. Fluctuations in economic conditions or changes in the Argentine political climate could have an impact on the costs of operations, the sales prices of products, export opportunities and the exchange rate of the Argentine peso to the U.S. dollar. Local sales prices for retail sugar and bioethanol are affected by government price controls, and domestic sugar prices are affected by import duties imposed by the Argentine government, impacting local volume sold, as well as imported and exported volumes to and from international markets. If import duties are changed, this could have a negative impact on the sales prices of this segment’s products. In addition, the majority of this segment’s sales are within Argentina, and any Argentine government attempts to control inflation through price controls on products, including sugar and alcohol, could adversely impact the local sales prices of this segment’s products and the results of operations for this segment.
(2)	This Segment Is Subject to Weather, Climate Change, Crop Disease and Pest Risks. This segment may be adversely affected by numerous factors over which it has little or no control, including adverse weather and growing conditions, climate change risks, pest and disease problems. Of these risks, weather and adverse climate change particularly could adversely affect the amount and quality of the sugarcane produced by this segment and/or its competitors located in other regions of Argentina.
(3)	Labor Relations Challenges Could Adversely Affect Operations. This segment is dependent on unionized labor at its sugar mill in Argentina. The political and economic environment in Argentina can make labor relations very challenging. Contributing to the situation are the historical policies of Argentina’s government and the failure of the Argentine courts to enforce contractual obligations with unions and basic property rights. Interruptions in production as a result of labor unrest could adversely affect operations, including the quantity of sugarcane harvested, the amount of sugar, alcohol and power produced and could interfere with the distribution of products stored at the facility.

Specific Power Segment Risks

(1)	This Segment’s Services Are Affected by Competition from More Efficient Energy Producers. This segment sells the power it generates primarily to government-owned distribution companies, and the government can decide which power units will be able to operate. Typically, dispatch is done based on a merit list with lower-cost power plants dispatched before those with higher costs. More efficient power producer competitors, such as from renewable energy, including hydro, solar, and wind, or other nonrenewable energy sources like coal, are less costly to operate and could cause the demand for this segment’s energy to decline and the spot market rates to decline as well, which will adversely affect this segment’s results of operations.
(2)	Supply of Natural Gas Is Limited in the Dominican Republic. Supply of natural gas in the Dominican Republic is limited to one primary supplier. EDM III only operates on natural gas, but EDM II can run on other types of fuel. Supply disruptions of natural gas could have an adverse impact on this segment’s operating income.
(3)	This Segment May Be Unable to Renew Certain Permits. This segment’s barges are subject to various permitting requirements imposed by the Dominican government. A major risk inherent in this segment’s operations is the need to renew permits, and any failure to obtain a renewal permit could have a significant impact on this segment’s business, including a suspension of operations.
(4)	This Segment Depends on the Condition of the Dominican Republic Economy, Currency and Political Climate. Fluctuations in economic conditions or changes in the Dominican Republic political climate could have an impact on the costs of operations, the sales prices of products and the exchange rate of the Dominican peso to the U.S. dollar. In addition to significant currency fluctuations and the other risks of overseas operations, this segment could experience difficulty in obtaining timely collections of trade receivables from the government-owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. Currently, the Dominican government does not allow a free market to enable prices to rise with demand as the supply is restricted due to insufficient cash flow from electric distributors and the subsidy the government provides, which could limit this segment’s profitability.

Specific Turkey Segment Risks

(1)	Decreased Perception of Value in the Butterball Brand and Changes in Consumer Preferences Could Adversely Affect Sales Quantity and Price of Butterball Products. Butterball is a premium brand name, built on a long history of offering quality products that has been differentiated in the market. The value of the Butterball brand allows for sales of a higher unit price for certain products compared to other turkey providers. In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts and develop new products. Consumer product preferences continue to evolve as a result of, among other things, shifting consumer demographics; inflationary and recessionary risks; changes in consumer lifestyles; digital shopping patterns; and competitive product and pricing pressures. If Butterball’s products fail to meet consumer preferences, or Butterball fails to introduce new products or product extensions on a timely basis, the brand value could diminish significantly. In addition, negative news reports for any reason related to Butterball specifically or the turkey/poultry industry generally could negatively impact this brand perception, Butterball’s results of operations and the value of Seaboard’s investment in Butterball.

(2)	Adverse Operating Results Could Result in Need for Raising Additional Capital. Butterball has third-party bank loan facilities that are secured by substantially all of the assets of Butterball. Adverse operating results or economic conditions could cause Butterball to default on such loan facilities, which could result in a significant adverse impact on Butterball’s financial position. As a result, Seaboard or other investors may need to make additional capital investment or provide financing to Butterball, which could adversely impact Butterball’s results of operations, liquidity position or negatively impact the value, or cause dilution, of Seaboard’s investment in Butterball.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Seaboard recognizes the importance of maintaining the trust and confidence of its customers, business partners, employees and other stakeholders. The Board is involved in the oversight of Seaboard's enterprise risk management program, of which cybersecurity is a component. Seaboard's information security program includes cybersecurity policies, standards, processes and practices that are based on recognized frameworks established by the Center for Internet Security (“CIS”) and other applicable industry standards. Seaboard seeks to address cybersecurity risks through a comprehensive, company-wide information security program that is focused on preserving the confidentiality, integrity and availability of the information that Seaboard collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Managing Material Cybersecurity Risks

Seaboard maintains a risk-based approach to information security that is based on the CIS-18 controls framework to identify key areas of cybersecurity risk. Seaboard’s information security program maintains a team responsible for managing the cybersecurity risk assessment process across all segments (the “Information Security Team”). The Information Security Team routinely performs assessments and generates reports throughout the year to determine risks, threats and compliance with information security policies, standards and the framework of controls. This Information Security Team partners with each of the segments to identify key areas of cybersecurity risk based on the framework and develop action plans tailored to address those risks. These action plans are included on a multi-year roadmap that addresses priority, funding and implementation. These risks are evaluated on a quarterly basis according to Seaboard's cybersecurity reporting process.

Other cybersecurity risk management measures Seaboard takes include:

●	Employees and directors with login credentials are required to participate in trainings on at least a quarterly basis to identify potential cybersecurity risks, which are supplemented by periodic phishing tests;
●	Seaboard engages independent third parties to perform some services such as a penetration test;
●	Seaboard maintains end user and administrative user policies governing the use of company technology.

Overseeing Third-Party Cybersecurity Risk

Seaboard's information security program includes a documented process to oversee, identify and mitigate cybersecurity risk associated with Seaboard’s use of new third-party service providers. As part of this process, prior to onboarding a third-party service provider, designated information security personnel from each segment will work with the internal business sponsors to perform a cybersecurity risk assessment and determine the potential impact on Seaboard’s systems, data and networks if an identified cybersecurity breach were to occur. Risk assessments are documented, and reports are shared with the Information Security Team and others responsible for accepting the risk tolerance and monitoring the risks going forward.

Risks from Cybersecurity Threats

As of the date of this report, Seaboard is not aware of any cybersecurity threats that have materially affected or are reasonably likely to affect Seaboard’s business strategy, results of operations or financial condition. However, cybersecurity threats and cyber-attacks continue to increase in sophistication and volume. As a result, Seaboard frequently updates its information security plan to address new threats, and Seaboard continues to make investments to protect its information technology infrastructure.

Cybersecurity Governance

Seaboard acknowledges the importance of effectively managing risks linked to cybersecurity threats. Seaboard has implemented oversight mechanisms to ensure effective governance in handling risks linked to cybersecurity threats because of the impact these threats can have on operational integrity and stakeholder confidence.

Cybersecurity Risk Management Personnel

Seaboard’s information security program and the Information Security Team is led and managed by a dedicated Director of Information Security (the “IS Director”). The IS Director, whose experience includes over seven years in information security leadership roles and relevant certifications, brings appropriate expertise to Seaboard’s information security program. The IS Director’s experience and knowledge are crucial to the ongoing development and execution of Seaboard’s information security program.

Management’s Role Managing Cybersecurity Risk and Board of Director Oversight

The IS Director and the Information Security Team communicate guidance to all divisional information security personnel to ensure consistent execution of cybersecurity risk management activities. Updates on divisional cybersecurity risks, compliance and roadmap status are provided on at a least a quarterly basis to Seaboard's CEO and CFO for purposes of risk monitoring, updates to policies, allocation of resources, feedback on roadmap progress and discussions on threat remediation, among other topics.

On at least a quarterly basis, the IS Director and other members of management inform Seaboard’s full Board of new risks or changes to risks, the status of projects to strengthen Seaboard’s information security systems, assessments of Seaboard’s security program and the emerging threat landscape. The Board provides feedback on management’s plans and allocates resources for plan expenditures. Seaboard also maintains disclosure controls and procedures to ensure that executive management and the Board receives prompt and timely information regarding any material cybersecurity incidents. Upon confirmation of a cybersecurity incident, the impacted segment invokes their response plan and notifies the IS Director who then communicates the details of the incident to management’s Cybersecurity Committee for determination of materiality.

Item 2. Properties

Management believes that Seaboard’s present facilities are adequate and suitable for its current purposes. Seaboard’s principal properties by segment are described below:

(1)   Pork - Seaboard’s Pork segment owns a pork processing plant in Oklahoma. It has a double-shift capacity to process approximately six million hogs annually and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations can breed and raise approximately eight million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This segment owns and operates eight centrally located feed mills, which have a combined capacity to produce approximately three million tons of formulated feed annually. These facilities are located in Iowa, Oklahoma, Texas, Kansas and Colorado. The Pork segment owns biodiesel plants in Oklahoma and Missouri, with the capacity to produce up to 46 million gallons and 30 million gallons, respectively, of biodiesel annually, and a renewable diesel plant in Kansas with capacity to produce up to 85 million gallons of renewable diesel annually. The renewable diesel plant began operations in 2022 and has experienced certain operational issues since start-up. Management expects the plant will operate at full capacity upon repairs and maintenance that are expected to be complete in early 2024. The Pork segment uses a terminal facility in California with a maximum throughput capacity to store and distribute approximately 300 million gallons of fuel per year.

(2)   Commodity Trading and Milling - Seaboard’s CT&M segment operates milling facilities at 12 locations in 9 countries and has 11 trading offices in 10 countries. The milling facilities located in Ecuador, Ghana, Guyana, Mozambique, Peru, Republic of Congo, and Zambia own the land and plants. There are additional milling facilities located in Ivory Coast, Republic of Congo, Senegal and Zambia where the land is leased under long-term agreements. The milling facilities produce approximately two million metric tons of wheat flour, maize meal, manufactured feed and oilseed crush commodities per year in addition to other related grain-based products. Certain foreign milling operations may operate at less than full capacity due to low demand, poor consumer purchasing power, excess milling capacity in their competitive environment or imported flour. Seaboard’s CT&M segment owns three 18,900 metric ton deadweight dry bulk vessels and charters between 40 to 52 bulk vessels on an annual basis with deadweights of up to 65,000 metric tons under short-term agreements.

(3)   Marine - Seaboard’s Marine segment leases approximately 297,000 square feet of off-port warehouse space and 87 acres of port terminal land and facilities in Miami, Florida, which are used in its containerized cargo operations.

Seaboard’s Marine segment also leases an approximate 77-acre cargo handling and marine terminal facility in Houston, Texas, which includes several warehouses totaling approximately 648,000 square feet for cargo storage. The Marine segment owns six ocean cargo vessels with deadweights of up to approximately 34,000 metric tons. Seaboard’s Marine segment has eight new dual-fuel vessels under construction which are expected to be primarily fueled by liquefied natural gas, with three vessels expected to be completed in 2024 and the other five vessels in 2025. Also, as of December 31, 2023, this segment charters 16 vessels under contracts with a remaining average term of 9 months with deadweights of up to approximately 34,700 metric tons. Seaboard’s Marine segment owns or leases dry, refrigerated and specialized containers and other related equipment.

(4)   Sugar and Alcohol - Seaboard’s Sugar and Alcohol segment owns nearly 70,000 acres of cultivated land to grow sugarcane and a processing mill with an annual capacity to crush approximately three million metric tons of sugar cane. The alcohol distillery has an annual production capacity of approximately 250,000 metric tons of sugar if maximizing sugar production, and approximately 33 million gallons of alcohol if maximizing alcohol production. Depending on the market conditions, this segment can produce more sugar and less alcohol, or vice versa. This capacity is sufficient to process all of the cane harvested by this segment and additional quantities purchased from third-party farmers in the region. The sugarcane fields, processing mill, distillery and 51-megawatt cogeneration power plant are located in northern Argentina in the Salta Province. This area experiences seasonal rainfalls that may limit the harvest season, which then affects the duration of mill operations and quantities of sugar, alcohol and power produced.

(5)   Power - Seaboard’s Power segment owns two power-generating barges that are secured on the Ozama River in Santo Domingo, Dominican Republic. EDM II and EDM III can generate approximately 108 megawatts and 150 megawatts, respectively, of electricity.

(6)   Turkey - Seaboard’s Turkey segment has a total of three processing plants, three further processing plants and numerous company and third-party live production facilities and feed milling operations, located in North Carolina, Arkansas, Missouri and Kansas. These facilities produce approximately one billion pounds of turkey annually. Although capacity to meet core further processing demand is sufficient, Butterball uses third-party copacker arrangements to supplement portions of its portfolio where it either does not maintain specialized competencies, or to meet demand beyond its internal production capacity.

Item 3. Legal Proceedings

The information required by this item is included in Note 8 to the consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Seaboard’s common stock is traded on the NYSE American under the symbol SEB. Seaboard had 3,106 stockholders of record of its common stock as of January 31, 2024.

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

The following line graph shows a five-year comparison of cumulative total return for Seaboard Corporation, the NYSE American Index and the companies comprising the Peer Group, weighted by market capitalization for the five fiscal years commencing December 31, 2018 and ending December 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Seaboard Corporation, the NYSE American Index, and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/18
12/19
12/20
12/21
12/22
12/23
Seaboard Corporation
NYSE American
Peer Group

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The comparison of cumulative total returns presented in the above graph was plotted using the following index values and common stock price values:

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23

Seaboard Corporation	$100.00	$120.41	$86.11	$112.06	$107.76	$102.15
NYSE American	$100.00	$110.19	$104.83	$134.55	$129.34	$131.60
Peer Group	$100.00	$126.19	$130.61	$150.94	$167.62	$154.36

During each quarter in 2023, 2022 and 2021, Seaboard declared and paid quarterly dividends of $2.25 per share of common stock. Seaboard’s Board intends that Seaboard will continue to pay quarterly dividends for the reasonably foreseeable future, with such future dividends and the amount of any such dividends being subject to the determination, declaration and discretion of Seaboard’s Board and dependent upon factors such as Seaboard’s financial condition, results of operations, and current and anticipated cash needs, including capital requirements. As discussed in Note 7 to the consolidated financial statements, Seaboard’s ability to declare and pay dividends is subject to limitations imposed by debt agreements.

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock or options, rights or warrants with respect to Seaboard common stock may be granted.

The following table sets forth information concerning any purchases made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the SEC) of shares of Seaboard’s common stock during the fourth quarter of the fiscal year covered by this report.

Issuer Purchases of Equity Securities
Approximate
Dollar Value
Of Shares
			Total Number	that May
			Of Shares	Yet Be
			Purchased as Part	Purchased
	Total Number		Of Publicly	Under the
	of Shares	Average Price	Announced Plans	Plans or
Period	Purchased	Paid per Share	Or Programs	Programs
October 1, 2023 to October 31, 2023 (a)	189,724	$3,162.50	—	$—
November 1, 2023 to November 30, 2023	—	$—	—	$—
December 1, 2023 to December 31, 2023	—	$—	—	$—
Total	189,724	$3,162.50	—	$—

(a) During the fourth quarter of 2023, Seaboard repurchased 189,724 shares of its common stock in a privately negotiated transaction from certain of its affiliates to facilitate certain internal family planning and structuring objectives. Seaboard does not have a share repurchase program. See Note 11 to the consolidated financial statements for further discussion.

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

OVERVIEW

Sales and costs of Seaboard’s segments are significantly influenced by worldwide fluctuations of commodity prices and changes in global political and economic conditions. Accordingly, sales, operating income and cash flows can fluctuate significantly from year to year. As each segment operates in a distinct industry and a different geographic location, management evaluates their operations separately. Seaboard’s reporting segments are based on information used by Seaboard’s CEO in his capacity as chief operating decision maker to determine allocation of resources and assess performance.

Pork Segment

The Pork segment primarily produces hogs to process and sells pork products throughout the U.S. and to foreign markets. Sales prices are directly affected by both domestic and worldwide supply and demand for pork products and other proteins. Feed accounts for the largest input cost in raising hogs and is materially affected by price changes for corn and soybean meal. Market prices for hogs purchased from third parties for processing at the plant also represent a major cost factor. As a result, commodity price fluctuations can affect profitability and cash flows. This segment is Seaboard’s most capital-intensive segment, representing approximately 63% of Seaboard’s total fixed assets and approximately 52% of total inventories as of December 31, 2023. With the plant generally operating near capacity, Seaboard is continually looking for ways to enhance the plant’s operational efficiency, while also looking to increase margins by introducing new, higher margin value-added products. This segment produces biodiesel and renewable diesel and related credits for sale to third parties. Sales prices are affected by the supply and demand of diesel and environmental credit initiatives. This segment also produces renewable natural gas, but Seaboard does not expect its sales to be significant in 2024 as just a few sites are operational and production is dependent upon maturity of the lagoons.

CT&M Segment

The CT&M segment provides integrated agricultural commodity trading, processing and logistics services. The majority of its sales are derived from sourcing agricultural commodities from multiple origins and delivering them to third-party and affiliate customers in various international locations. This segment’s sales are significantly affected by fluctuating prices of various commodities, such as wheat, corn and soybean meal. Exports from various countries can exacerbate volatile market conditions. Profit margins are sometimes protected through commodity derivatives and other risk management practices, but the execution of these purchase and delivery transactions has long cycles of completion, which may extend for several months with a high degree of price volatility. As a result, these factors can significantly affect sales volumes, operating income, working capital and related cash flows from period to period. This segment represents approximately 41% of Seaboard’s total inventories as of December 31, 2023. Consolidated subsidiaries and non-consolidated affiliates operate the grain processing facilities in foreign countries that are, in most cases, lesser developed and can be significantly impacted by changes in local crop production, political instability and local government policies, as well as fluctuations in economic and industry conditions and foreign currency exchange rates.

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

Sugar and Alcohol Segment

The Sugar and Alcohol segment produces and processes sugar and alcohol in Argentina, primarily to be marketed locally. This segment’s sales and operating income are significantly affected by local sugar and alcohol prices, domestic sugar production levels and government regulations on local prices. The currency exchange rate can have an impact on reported U.S. dollar sales, operating income and cash flows.

Power Segment

The Power segment is an independent power producer in the Dominican Republic. Spot market rates are impacted by fuel prices and the various producers supplying power to the grid. While fuel is this segment’s largest cost component and is subject to price fluctuations, higher fuel costs generally have been passed on to customers.

Turkey Segment

The Turkey segment, accounted for using the equity method, produces turkeys to process and sells turkey products. Sales prices are directly affected by both domestic and worldwide supply and demand for turkey products and other proteins. Feed accounts for the largest input cost in raising turkeys and is materially affected by price changes for corn and soybean meal. As a result, commodity price fluctuations can affect profitability and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations in both the short-term and long-term.

Liquidity includes cash and cash equivalents, short-term investments and available borrowing capacity under line of credit facilities. As of December 31, 2023, Seaboard had cash and short-term investments of nearly $1.0 billion and additional total working capital of $1.0 billion. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,326
Amounts drawn against lines	(255)
Available borrowing capacity as of December 31, 2023	$1,071

Seaboard’s available borrowing capacity increased $403 million from December 31, 2022. Seaboard’s committed line of credit agreement was amended and restated during the first quarter of 2023, increasing the committed borrowing capacity from $250 million to $450 million.

Seaboard’s liquidity was not significantly impacted by the common stock repurchase transaction that occurred during the fourth quarter of 2023, which is further discussed in the Financing Activities section below. On the day of closing, Seaboard incrementally borrowed less than $50 million under its existing credit facilities to fund the repurchase and working capital. The remaining repurchase amount was funded by cash on hand and cash from the sale of short-term investments. Cash and short-term investments as of December 31, 2023 decreased $256 million from December 31, 2022.

Summary of Sources and Uses of Cash

Seaboard’s principal funding source is cash from operating activities and its principal cash requirements primarily include operating expenses and capital expenditures. Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and reinvestment of matured securities.

As of December 31, 2023, $49 million of the $1.0 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During 2022, Seaboard reversed its indefinite reinvestment assertion in connection with certain previously-taxed undistributed earnings of its Seaboard Marine subsidiary due to the tax effectiveness of repatriating these earnings and recorded a deferred tax liability for federal and state incremental tax costs associated with the repatriation. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. because determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

In 2021, the OECD released Pillar Two Model Rules (“Pillar Two”) to address the tax challenges of the digitalization of the economy. The rules under the model are designed to ensure large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate. The rules also include transitional safe harbors which provide temporary exemption of operations in some jurisdictions if certain criteria are met. Some jurisdictions in which Seaboard operates enacted Pillar Two legislation effective in 2024, but the impact will not be material to Seaboard in 2024. Seaboard will continue to monitor legislative developments across relevant jurisdictions and the potential impact on future results.

Cash Flows from Operating Activities

Cash provided by operating activities increased $34 million for the year ended December 31, 2023, compared to the same period in 2022. Seaboard’s net earnings, adjusted for non-cash items, decreased $642 million, but Seaboard had positive cash flow from changes in certain assets and liabilities of $615 million including positive working capital cash flow changes of $526 million. The working capital changes primarily reflected a decrease in accounts receivable due to lower revenues, a decrease in inventories due to lower commodity prices, and a decrease in accounts payable due to timing of payments on purchases. Cash flows from dividends received from affiliates increased $77 million primarily related to distributions received from Butterball.

During 2023, Seaboard paid $30 million to settle a contingent consideration liability related to a 2018 acquisition; cash flows from financing activities include $14 million recognized at the 2018 acquisition date and cash flows from operating activities include $16 million, which is the settlement amount in excess of the liability amount recognized at the acquisition date.

Capital Expenditures, Acquisitions and Other Investing Activities

During 2023, Seaboard invested $506 million in property, plant and equipment, of which $361 million was in the Pork segment and $121 million was in the Marine segment. The Pork segment expenditures were primarily to fund renewable biogas recovery projects and maintenance and investment of the renewable diesel plant. At certain hog farms, the Pork segment is constructing renewable biogas recovery facilities to capture methane from its hog lagoons and inject it as renewable natural gas into the local pipeline infrastructure. The Marine segment expenditures primarily related to the purchase of a used vessel, deposits and installment payments on dual-fuel vessels under construction and the funding of other investments.

The total budget for 2024 capital expenditures is approximately $555 million, with $293 million planned in the Pork segment and $206 million in the Marine segment. The Pork segment’s budget primarily includes normal replacement of breeding herd, completion of certain renewable biogas recovery projects, and other investments. The Marine segment’s budget primarily includes continued installment payments on eight vessels under construction. The payments for these vessels are made in accordance with milestones achieved throughout construction. Three vessels are expected to be complete in 2024 and five vessels are expected to be complete in 2025. As of December 31, 2023, long-term capital expenditure cash requirements for these vessels are approximated to be $173 million in 2024 and $169 million in 2025. Management anticipates funding the capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Seaboard acquired businesses in 2022 and 2021 and intends to continue to look for opportunities to further grow and diversify its operations, but there are no definitive plans for additional acquisitions at this time. Management intends to utilize existing liquidity, available borrowing capacity and other financing alternatives to fund these opportunities. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard's financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous.

From time to time, proceeds from the sale of short-term investments may be used to fund capital expenditure purchases, working capital needs or other requirements. For the stock repurchase transaction in 2023, Seaboard sold equity securities and purchased money market funds held in trading accounts. Included in the $2 billion of gross cash flows related to the sale and purchase of short-term investments for 2021 was asset reallocation intended to reduce equity exposure.

Seaboard continues to make long-term investments with $16 million, $117 million and $98 million invested during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, Seaboard is committed to invest approximately $11 million in certain long-term investments in 2024, primarily real-estate related. Seaboard may also fund capital calls and issue borrowings for its equity method investments based on specific facts and circumstances.

Financing Activities

Cash flows from financing activities primarily include draws and repayments on lines of credit. Seaboard’s lines of credit are used to fund working capital and investments in capital expenditures, as needed. During 2023 and 2022, there was a high volume of draws and repayment activity under lines of credit with the draws used to fund working capital and greater investments in capital expenditures. Seaboard had long-term debt of $1.0 billion as of December 31, 2023, which includes a Term Loan due 2033 of $973 million. Current maturities of long-term debt were $11 million as of December 31, 2023. During the fourth quarter of 2023, Seaboard refinanced its long-term debt to increase the principal amount and extend the maturity date. Seaboard received proceeds of $307 million, net of fees, upon closing of the refinancing. See Note 7 to the consolidated financial statements for further discussion of debt.

As previously disclosed, on October 9, 2023, Seaboard entered into three Stock Repurchase Agreements (the “Repurchase Agreements”) with the following three separate counterparties: Seaboard Flour LLC, SFC Preferred, LLC and REP23 LLC (collectively, the “Sellers”). The Sellers are entities affiliated with Ellen S. Bresky, the Chairwoman of Seaboard’s Board of Directors, or other members of the Bresky family (collectively, the “Bresky Group”). The repurchases were proposed by the Sellers in July 2023 to facilitate certain internal family planning and structuring objectives. On October 10, 2023, the closings under the Repurchase Agreements occurred pursuant to which Seaboard repurchased an aggregate of 189,724 shares (the “Shares”) of its common stock, $1.00 par value per share (“Common Stock”), from the Sellers at a purchase price of $3,162.50 per share, representing a 15.7% discount to the 180-day volume, weighted-average trading price of the Common Stock as of October 6, 2023, a 14.9% discount to the 30-day volume, weighted- average trading price of the Common Stock as of October 6, 2023 and a 13.5% discount to closing price of the Common Stock as of October 6, 2023. Seaboard paid an aggregate purchase price of $600 million for the Shares. The Repurchase Agreements were negotiated and approved by a special committee of Seaboard’s Board of Directors (the “Special Committee”), comprised solely of disinterested, independent directors, including the lead independent director. The Special Committee was advised by independent legal counsel and an independent financial advisor. The Special Committee received an opinion from its independent financial advisor as to the fairness of the consideration paid for the Shares from a financial point of view to Seaboard and stockholders unaffiliated with the Bresky Group. The Special Committee’s grant of authority provided that no repurchase or alternative proposed capital return transaction involving Seaboard and the Bresky Group could be consummated without the prior favorable recommendation of the Special Committee.

Future Contractual Obligations

Other than those obligations discussed above, future obligations mostly include normal operating expenses. For operating and finance leases, Seaboard had a current undiscounted obligation of $192 million and a long-term undiscounted obligation of $492 million as of December 31, 2023, see Note 5 to the consolidated financial statements. The majority of Seaboard’s purchase commitments for materials or supplies are related to hog, grain, feedstock and fuel procurement contracts with a current obligation of approximately $1.5 billion and a long-term obligation of approximately $800 million as of December 31, 2023, see Note 8 to the consolidated financial statements. Also, Seaboard is subject to obligations under its existing defined benefit pension plans. As of December 31, 2023, the unfunded status of all plans was $78 million. Anticipated employer payments related to the pension and supplemental executive plans in 2024 are $23 million. For additional information about Seaboard’s pension plans, see Note 9 to the consolidated financial statements.

RESULTS OF OPERATIONS

Net sales for the years ended December 31, 2023, 2022 and 2021 were $9.6 billion, $11.2 billion and $9.2 billion, respectively. The decrease of $1.6 billion for 2023 compared to 2022 primarily reflected a sales decline of $1.2 billion in the CT&M segment due to lower prices and volumes of commodities sold and a sales decline of $544 million in the Marine segment due to lower cargo volumes and freight rates. The increase in net sales of $2 billion for 2022 compared to 2021 primarily reflected higher prices of commodities sold in the CT&M segment of $1.1 billion, and higher freight rates in the Marine segment of $647 million. See the net sales discussion by reportable segment below for more details.

Operating income (loss) for the years ended December 31, 2023, 2022 and 2021 was ($87) million, $657 million and $458 million, respectively. The decrease of $744 million for 2023 compared to 2022 primarily reflected a decline in operating income of $392 million in the Pork segment due to lower margins on the sale of pork products and market hogs, and a decline in operating income of $363 million in the Marine segment due to lower voyage revenue. The increase in operating income of $199 million for 2022 compared to 2021 primarily reflected an increase of $394 million in the Marine segment due to higher voyage revenue, an increase of $90 million in the CT&M segment due to higher margins on certain commodities, partially offset by lower margins on pork product, market hog and biodiesel sales in the Pork segment which decreased operating income by $323 million. See the operating income discussion by reportable segment below for more details.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $30 million for the year ended December 31, 2023 compared to 2022. The increase was primarily due to higher personnel costs including $7 million for the deferred compensation program and an adjustment of the contingent consideration liability discussed above of $10 million. SG&A expenses for the year ended December 31, 2022 increased $13 million compared to 2021. The increase was primarily the result of higher SG&A with no individually significant items, partially offset by lower costs associated with Seaboard’s deferred compensation program of $7 million. The deferred compensation program costs are offset by the effect of the mark-to-market on investments recorded in other investment income (loss), net.

Interest Expense

Interest expense increased $18 million for the year ended December 31, 2023 compared to 2022. The increase in interest expense was primarily due to higher interest rates on outstanding debt, partially offset by an increase of $13 million in capitalized interest on construction in progress. Interest expense increased $27 million for the year ended December 31, 2022 compared to 2021. The increase primarily related to higher interest rates on outstanding debt.

Interest Income

Interest income increased $30 million for the year ended December 31, 2023 compared to 2022 and $10 million for the year ended December 31, 2022 compared to 2021. The increase was primarily due to higher interest rates on debt securities.

Other Investment Income (Loss), Net

Other investment income, net increased $324 million for the year ended December 31, 2023 compared to 2022. The increase was primarily due to unrealized mark-to-market gains on short-term investments and a $46 million charge recorded during 2022 related to a long-term solar energy investment. Other investment income, net decreased $372 million for the year ended December 31, 2022 compared to 2021. The decrease primarily reflected mark-to-market losses on short-term investments and the $46 million charge noted above. The charge on this long-term investment was offset with the benefit of the investment tax credits recorded in income tax benefit (expense).

Foreign Currency Gains (Losses), Net

Foreign currency gains, net decreased $9 million for the year ended December 31, 2023 compared to 2022. The decrease was primarily due to fluctuations in the Zambian kwacha, among fluctuations of other currency exchange rates in several foreign countries. Foreign currency gains, net decreased $11 million for the year ended December 31, 2022 compared to 2021. The decrease primarily reflected fluctuations in the euro, among fluctuations of other currency exchange rates in several foreign countries.

Income Tax Benefit (Expense)

The 2023 effective tax rate was lower than the 2022 effective tax rate primarily due to lower earnings, more federal tax credits and a larger state tax benefit due to higher domestic losses. The 2022 effective tax rate was lower than the 2021 effective tax rate primarily due to an increase in federal investment tax credits available in 2022 and a change in the mix of foreign and domestic earnings, with foreign earnings generally taxed at lower rates. See Note 12 to the consolidated financial statements for further information on Seaboard’s income taxes.

Segment Results

See Note 13 to the consolidated financial statements for a reconciliation of net sales and operating income by reportable segment to consolidated net sales and consolidated operating income, respectively.

Pork Segment

(Millions of dollars)	2023	2022	2021
Net sales	$2,516	$2,605	$2,481
Operating income (loss)	$(528)	$(96)	$227
Income from affiliates	$33	$24	$3

Net sales for the Pork segment decreased $89 million for the year ended December 31, 2023 compared to 2022. The change was due to a decrease in sales of $228 million for pork products and market hogs due primarily to lower market prices, partially offset by higher volumes of pork products sold that increased sales $37 million. The decrease was partially offset by a $91 million increase in biodiesel and renewable diesel sales and related credits due primarily to a $276 million increase in volumes sold from the renewable diesel plant in Hugoton, Kansas which began operations in the third quarter of 2022, partially offset by a decrease in prices of $116 million and timing of sales of associated credits of $69 million.

Operating income for the Pork segment decreased $432 million for the year ended December 31, 2023 compared to 2022. The decrease primarily reflected $392 million in lower margins on pork products and market hogs due to lower sales prices and higher hog production costs, including higher feed costs of $98 million, and to a lesser extent, an increase in legal expense, partially offset by a decrease in adjustments to the lower of cost and net realizable value (“LCNRV”) inventory reserve of $41 million. An inventory adjustment has been necessary since the third quarter of 2022 to properly state the hog inventory balances at quoted future market prices for pork products and grain costs. Lower biodiesel and renewable diesel margins related to lower sales prices were partially offset with no mark-to-market derivative contract losses for the period compared to $35 million in 2022. Management is unable to predict market prices for pork products, biodiesel, renewable diesel, or related credits, or the costs of feed, third-party hogs or feedstock for future periods, but based on current market conditions, management anticipates the segment's profitability will be near break-even for 2024. Scheduled maintenance and repairs on the renewable diesel plant began in the fourth quarter of 2023 and will not be completed until early 2024, and as a result, renewable diesel operating income for the first quarter of 2024 will be impacted.

Net sales for the Pork segment increased $124 million for the year ended December 31, 2022 compared to 2021. The increase was primarily the result of an increase in biodiesel sales of $146 million related to higher prices and an increase in the sales of associated credits of $107 million. The increases were partially offset by a decrease in volumes of pork products and market hogs sold resulting in a decrease in sales of $113 million.

Operating income for the Pork segment decreased $323 million for the year ended December 31, 2022 compared to 2021. The decrease was primarily due to lower margins on pork product and market hog sales due to higher costs of hogs, including inventory adjustments of $41 million, and higher feed costs of $130 million, biodiesel-related mark-to-market derivative contract losses of $35 million and higher biodiesel and renewable diesel operational costs of $26 million due to feedstock costs and start-up costs at the Hugoton renewable diesel plant.

Income from affiliates increased $21 million for the year ended December 31, 2022 compared to 2021 due to improved results at STF.

CT&M Segment

(Millions of dollars)	2023	2022	2021
Net sales	$5,139	$6,290	$5,154
Operating income as reported	$145	$151	$61
Marked-to-market adjustments	(6)	(7)	7
Operating income excluding marked-to-market adjustments	$139	$144	$68
Income (loss) from affiliates	$(18)	$21	$18

Net sales for the CT&M segment decreased $1.2 billion for the year ended December 31, 2023 compared to 2022. The decrease was primarily due to lower average sales prices, which decreased sales $619 million and lower volumes as a result of increased competition and market dynamics, which decreased sales $532 million. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income for the CT&M segment decreased $6 million for the year ended December 31, 2023 compared to 2022. Margins increased slightly year over year primarily due to lower commodity costs but were offset by the $10 million adjustment to the contingent consideration liability. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates positive operating income for this segment in 2024, excluding the effects of marked-to-market adjustments.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been lower by $6 million and $7 million in 2023 and 2022, respectively, and higher by $7 million in 2021. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts or anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in fair value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing marked-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time; therefore, these marked-to-market adjustments could reverse in fiscal 2024. Management believes eliminating these marked-to-market adjustments provides a more reasonable presentation to compare and evaluate period-to-period financial results for this segment.

Income from affiliates decreased $39 million for the year ended December 31, 2023 compared to 2022. CT&M’s investments in affiliates are represented by numerous milling, feed, protein and trading affiliates, with no individual investment representing a material fluctuation. The decrease was primarily due to several entities challenged with lower margins due to higher costs and competition.

Net sales for the CT&M segment increased $1.1 billion for the year ended December 31, 2022 compared to 2021. The increase primarily reflected higher average sales prices of certain commodities of $1.1 billion.

Operating income for the CT&M segment increased $90 million for the year ended December 31, 2022 compared to 2021. The increase primarily reflected higher margins on certain commodities, costs associated with operational changes recorded in 2021 but not repeated in 2022 of approximately $25 million, and derivative contract gains of $7 million in 2022 related to the change in mark-to-market adjustments compared to losses of $7 million in 2021.

Marine Segment

(Millions of dollars)	2023	2022	2021
Net sales	$1,499	$2,043	$1,396
Operating income	$228	$591	$197

Net sales for the Marine segment decreased $544 million for the year ended December 31, 2023 compared to 2022. The decrease was primarily due to an overall decline in both cargo volumes and freight rates. Cargo volumes decreased 17% for the year ended 2023 compared to the year ended 2022. The decline in cargo volumes and freight rates is primarily a result of a general decrease in demand for ocean transportation services.

Operating income for the Marine segment decreased $363 million for the year ended December 31, 2023 compared to 2022. The decrease was primarily the result of lower voyage revenue, partially offset by lower voyage-related costs, such as slot costs, fuel costs, terminal services and trucking costs due to the lower cargo volumes, and fuel prices. Management cannot predict changes in fuel costs or other voyage-related costs, cargo volumes or cargo rates for future periods; however, management anticipates this segment will be profitable in 2024.

Net sales for the Marine segment increased $647 million for the year ended December 31, 2022 compared to 2021. The increase was primarily the result of higher freight rates.

Operating income for the Marine segment increased $394 million for the year ended December 31, 2022 compared to 2021. The increase was primarily the result of higher voyage revenue, partially offset by higher voyage-related costs, including charter-hire costs, fuel costs and other operational costs primarily due to increased rates.

Sugar and Alcohol Segment

(Millions of dollars)	2023	2022	2021
Net sales	$159	$129	$123
Operating income	$18	$11	$2

Net sales for the Sugar and Alcohol segment increased $30 million for the year ended December 31, 2023 compared to 2022. Sugar sales increased $20 million due to higher prices related to lower market supply. Alcohol sales increased $10 million due to higher volumes related to strong demand and higher prices primarily associated with governmental price adjustments.

Operating income for the Sugar and Alcohol segment increased $7 million for the year ended December 31, 2023 compared to 2022. The increase primarily reflected higher margins on sugar sales. Higher sugar sales prices were partially offset by higher production costs primarily due to inflationary pressure and foreign exchange volatility. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate for future periods, and management is uncertain whether this segment will be profitable in 2024.

Net sales for the Sugar and Alcohol segment increased $6 million for the year ended December 31, 2022 compared to 2021. Sugar and alcohol sales increased $10 million, partially offset by lower energy production. Higher sales prices were mostly offset by lower volumes of sugar and alcohol sold due to low inventory levels from recent harvests.

Operating income for the Sugar and Alcohol segment increased $9 million for the year ended December 31, 2022 compared to 2021. The increase primarily reflected higher margins on sugar and alcohol sales.

Power Segment

(Millions of dollars)	2023	2022	2021
Net sales	$237	$158	$60
Operating income (loss)	$71	$14	$(9)

Net sales for the Power segment increased $79 million for the year ended December 31, 2023 compared to 2022. More power generation from EDM III, that began operations in June 2022, contributed to an increase in sales of $60 million. EDM II, the power-generating barge which began operations in 2012, increased its dispatch volume in 2023 primarily due to improved availability of competitively priced fuel.

Operating income for the Power segment increased $57 million for the year ended December 31, 2023 compared to 2022. The increase was due to more revenue generated primarily from EDM III’s operations, partially offset primarily by an increase in fuel costs of $12 million and other costs related to EDM III. Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods; however, management anticipates this segment will be profitable in 2024. While EDM II remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Net sales for the Power segment increased $98 million for the year ended December 31, 2022 compared to 2021. The increase primarily reflected more power generation with EDM III also in operation of $76 million, and to a lesser extent, higher spot market rates of $22 million as a result of higher fuel prices.

Operating income for the Power segment increased $23 million for the year ended December 31, 2022 compared to 2021 primarily due to higher revenues, partially offset by higher fuel and other operational costs due to higher prices.

Turkey Segment

(Millions of dollars)	2023	2022	2021
Income (loss) from affiliate	$87	$103	$(20)

The Turkey segment, accounted for using the equity method, represents Seaboard’s 52.5% investment in Butterball. Income from affiliate decreased $16 million for the year ended December 31, 2023 compared to 2022 as Butterball’s net income decreased $30 million for the year ended December 31, 2023 compared to 2022. The decrease in net income was primarily the result of income recorded in the prior year related to a $21 million gain on the sale of businesses, and $11 million of mark-to-market gains on interest-rate swap agreements that were terminated in 2022. The decrease was partially offset by higher margins with a stronger mix of value-added products sold and production efficiencies. Volumes sold decreased 7% for the year ended December 31, 2023 compared to 2022. Management is unable to predict market prices for turkey products or the cost of feed for future periods; however, management anticipates this segment will be profitable in 2024.

Income from affiliate increased $123 million for the year ended December 31, 2022 compared to 2021 as Butterball’s net income increased $234 million for the year ended December 31, 2022 compared to 2021. The increase in net income was primarily the result of higher revenues of $258 million, primarily due to higher selling prices and strong markets, and gains on the sale of businesses and interest rate-swap agreements of $32 million, slightly offset by higher feed and plant production costs.

CRITICAL ACCOUNTING ESTIMATES

The preparation of Seaboard’s consolidated financial statements requires Seaboard to make estimates, judgments, and assumptions. See Note 1 to the consolidated financial statements for a discussion of significant accounting policies. Management has identified the accounting estimate believed to be the most important to the portrayal of Seaboard’s financial condition and results of operations, and that requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. Management has reviewed this critical accounting estimate with the Audit Committee of the Board of Directors.

Accrued Pension Liability – The measurement of Seaboard’s pension liability and related expense is dependent on a variety of assumptions and estimates regarding future events. These assumptions include discount rates, assumed rate of return on plan assets, compensation increases, mortality rates and retirement rates. The discount rate and return on plan assets are important elements of liability and expense measurement and are reviewed on an annual basis. The effect of decreasing both the discount rate and assumed rate of return on plan assets by 50 basis points would have a minimal impact on pension expense. The effects of actual results differing from the assumptions (i.e. gains or losses) are primarily accumulated in accrued pension liability and amortized over future periods, if it exceeds the 10% corridor and therefore, could affect Seaboard’s recognized pension expense in such future periods as permitted under generally accepted accounting principles (“GAAP”). See Note 9 to the consolidated financial statements for discussion of the pension rates and assumptions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally derivatives are used to manage these overall market risks; however, Seaboard does not perform the extensive record-keeping required to account for derivative transactions as hedges. These derivatives are not accounted for as hedges, so fluctuations in the related prices could have a material impact on earnings in any given year. From time to time, Seaboard also enters into speculative derivative transactions related to its market risks.

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

The following table presents the sensitivity of the fair value of Seaboard’s derivatives to a hypothetical 10% change in market prices and foreign exchange rates as of December 31, 2023 and 2022. The fair value is calculated for each item by valuing each net position at quoted market prices as of the applicable date.

(Millions of dollars)	December 31, 2023	December 31, 2022
Grains and oilseeds	$19	$9
Vegetable oils	1	1
Hogs	2	—
Foreign currencies	17	22

Equity price risk is the risk that Seaboard may incur losses due to adverse changes in the market prices of the equity securities it holds in its short-term investment portfolio. Market prices for equity securities are subject to fluctuation and may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. As of December 31, 2023 and 2022, the fair value of Seaboard’s marketable equity securities was approximately $239 million and $602 million, respectively, and a hypothetical 10% change in market prices would impact the income statement by $24 million and $60 million, respectively.

As changes in interest rates affect the cash required to service variable-rate debt, Seaboard may use interest rate exchange agreements to manage risks of increasing interest rates. At December 31, 2023, Seaboard had variable-rate long-term debt outstanding of $973 million with an interest rate of 7.08%. A hypothetical 10% change in interest rates effective at December 31, 2023, would have a minimal impact on interest expense. Long-term debt sensitive to changes in interest rates as of December 31, 2022 totaled $670 million with an interest rate of 6.01%.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Seaboard Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

(i)	Sufficiency of audit evidence over net sales

As described in Note 13 to the consolidated financial statements, the Company earned $9.6 billion of net sales in 2023. Net sales were primarily generated by the Company’s Pork, Commodity, Trading and Milling, Marine, Sugar and Alcohol, and Power operations, which were dispersed over numerous countries. We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required auditor judgment due to the geographical dispersion of net sales. Furthermore, given the disaggregation of local management and language differences between locations, our audit team consisted of auditors located in multiple countries around the world. The following are the primary procedures we performed to address this critical audit matter. We evaluated the nature and amounts of the Company’s net sales at its various locations and applied auditor judgment to determine the locations at which procedures were to be performed. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s net sales process, including controls related to the recognition of global net sales amounts. We tested samples of individual net sales transactions by comparing the amounts recognized by the Company to relevant underlying documentation such as purchase orders, contractual arrangements, and delivery documents, as applicable. We also performed a software-assisted data analysis to test relationships among certain revenue transactions. In addition, we evaluated the sufficiency of audit evidence obtained over net sales by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

We have served as the Company’s auditor since 1959.

Kansas City, Missouri

February 13, 2024

SEABOARD CORPORATION

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Millions of dollars except share and per share amounts)	2023	2022	2021
Net sales:
Products (includes sales to affiliates of $1,119, $1,463 and $1,396)	$7,754	$8,979	$7,714
Services revenues (includes sales to affiliates of $27, $20 and $20)	1,566	2,100	1,445
Other	242	164	70
Total net sales	9,562	11,243	9,229
Cost of sales and operating expenses:
Products	7,893	8,707	7,223
Services	1,194	1,369	1,124
Other	159	137	64
Total cost of sales and operating expenses	9,246	10,213	8,411
Gross income	316	1,030	818
Selling, general and administrative expenses	403	373	360
Operating income (loss)	(87)	657	458
Other income (expense):
Interest expense	(58)	(40)	(13)
Interest income	62	32	22
Income from affiliates	105	152	7
Other investment income (loss), net	85	(239)	133
Foreign currency gains (losses), net	(4)	5	16
Miscellaneous, net	4	12	13
Total other income (expense), net	194	(78)	178
Earnings before income taxes	107	579	636
Income tax benefit (expense)	120	3	(65)
Net earnings	$227	$582	$571
Less: Net earnings attributable to noncontrolling interests	(1)	(2)	(1)
Net earnings attributable to Seaboard	$226	$580	$570

Earnings per common share	$202.21	$499.66	$490.36
Average number of shares outstanding	1,117,636	1,160,779	1,160,779

Other comprehensive income (loss), net of income tax expense of $(4), $(8) and $(8):
Foreign currency translation adjustment	(3)	(33)	8
Unrecognized pension cost	15	43	31
Other comprehensive income, net of tax	$12	$10	$39
Comprehensive income	239	592	610
Less: Comprehensive income attributable to noncontrolling interests	(1)	(2)	(1)
Comprehensive income attributable to Seaboard	$238	$590	$609
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Balance Sheets

	December 31,
(Millions of dollars except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$56	$199
Short-term investments	973	1,086
Receivables:
Trade	500	588
Due from affiliates	127	195
Other	152	171
Total receivables	779	954
Allowance for credit losses	(30)	(31)
Receivables, net	749	923
Inventories	1,462	1,670
Other current assets	123	139
Total current assets	3,363	4,017
Property, plant and equipment, net of accumulated depreciation of $1,956 and $1,744	2,410	2,246
Operating lease right of use assets, net	394	445
Investments in and advances to affiliates	731	753
Goodwill	160	154
Other intangible assets, net	26	31
Deferred tax asset	199	17
Other non-current assets	283	239
Total assets	$7,566	$7,902
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$255	$457
Accounts payable (includes $1 and $2 to affiliates)	400	429
Accrued compensation and benefits	143	158
Deferred revenue (includes $28 and $12 from affiliates)	66	70
Operating lease liabilities	117	156
Accrued voyage costs	56	61
Other current liabilities	298	198
Total current liabilities	1,335	1,529
Long-term debt, less current maturities	997	702
Long-term operating lease liabilities	304	318
Accrued pension liability	74	71
Deferred tax liability	32	—
Other non-current liabilities	190	268
Total liabilities	2,932	2,888
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 971,055 and 1,160,779 shares in 2023 and 2022, respectively	1	1
Accumulated other comprehensive loss	(410)	(422)
Retained earnings	5,025	5,417
Total Seaboard stockholders’ equity	4,616	4,996
Noncontrolling interests	18	18
Total equity	4,634	5,014
Total liabilities and equity	$7,566	$7,902
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Changes in Equity

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars except per share amounts)	Stock	Loss	Earnings	Interests	Total
Balances, January 1, 2021	$1	$(471)	$4,287	$11	$3,828
Comprehensive income:
Net earnings	—	—	570	1	571
Other comprehensive income, net of tax	—	39	—	—	39
Acquisition of noncontrolling interests	—	—	—	6	6
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2021	1	(432)	4,847	18	4,434
Comprehensive income:
Net earnings	—	—	580	2	582
Other comprehensive income, net of tax	—	10	—	—	10
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2022	1	(422)	5,417	18	5,014
Comprehensive income:
Net earnings	—	—	226	1	227
Other comprehensive income, net of tax	—	12	—	—	12
Repurchase of common stock from affiliates	—	—	(608)	—	(608)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2023	$1	$(410)	$5,025	$18	$4,634
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Cash Flows

	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Cash flows from operating activities:
Net earnings	$227	$582	$571
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	283	235	178
Deferred income taxes	(154)	(112)	(12)
Income from affiliates	(105)	(152)	(7)
Other investment loss (income), net	(85)	239	(133)
Dividends received from affiliates	117	40	44
Payment of contingent consideration in excess of acquisition date fair value	(16)	—	—
Other, net	23	39	43
Changes in assets and liabilities, net of acquisitions and dispositions:
Receivables, net of allowance	176	(188)	(228)
Inventories	200	(20)	(462)
Other assets	3	(7)	(20)
Accounts payable	(32)	26	117
Other liabilities, exclusive of debt	73	(6)	1
Net cash from operating activities	710	676	92
Cash flows from investing activities:
Purchase of short-term investments	(2,519)	(567)	(2,031)
Proceeds from sale of short-term investments	2,686	717	2,202
Proceeds from maturity of short-term investments	60	15	26
Capital expenditures	(506)	(474)	(460)
Proceeds from sale of property, plant and equipment	34	29	39
Purchase of long-term investments	(16)	(117)	(98)
Acquisition of businesses	—	(58)	(7)
Proceeds from sale of non-consolidated affiliates	—	13	—
Proceeds from the sale of subsidiaries, net of cash sold	—	17	—
Investments in and advances to affiliates	(11)	(4)	(1)
Other, net	(1)	(8)	28
Net cash from investing activities	(273)	(437)	(302)
Cash flows from financing activities:
Uncommitted lines of credit, net	(172)	(27)	135
Draws under committed lines of credit	1,173	1,215	672
Repayments of committed lines of credit	(1,199)	(1,241)	(515)
Proceeds from long-term debt	310	1	—
Principal payments of long-term debt	(8)	(8)	(55)
Finance lease payments	(57)	(44)	(14)
Payment of contingent consideration	(14)	—	—
Repurchase of common stock from affiliates	(600)	—	—
Dividends paid	(10)	(10)	(10)
Other, net	(4)	(2)	—
Net cash from financing activities	(581)	(116)	213
Effect of exchange rate changes on cash and cash equivalents	1	1	(4)
Net change in cash and cash equivalents	(143)	124	(1)
Cash and cash equivalents at beginning of year	199	75	76
Cash and cash equivalents at end of year	$56	$199	$75
See accompanying notes to consolidated financial statements.

Note 1 − Summary of Significant Accounting Policies

Operations of Seaboard Corporation and its Subsidiaries

Seaboard Corporation and its subsidiaries (collectively, “Seaboard”) together comprise a diversified group of companies that operate worldwide in agricultural and ocean transport businesses. Seaboard is primarily engaged in hog production and pork processing in the United States (“U.S.”); commodity trading and grain processing in Africa and South America; cargo shipping services in the U.S., Caribbean and Central and South America; sugar and alcohol production in Argentina; and electric power generation in the Dominican Republic. Seaboard also has an equity method investment in Butterball, LLC (“Butterball”), a producer and processor of turkey products. Seaboard’s outstanding common stock is closely held, with approximately 73% collectively owned by Seaboard Flour LLC and SFC Preferred, LLC.

Principles of Consolidation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Financial information from certain foreign subsidiaries is reported on a one- to three-month lag, depending on the specific entity.

Investments in Affiliates

Investments in non-consolidated affiliates, where Seaboard has significant influence but does not have a controlling interest, are accounted for by the equity method. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. Seaboard reviews its investments in affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. For the Commodity Trading and Milling (“CT&M”) segment, investments in affiliates are primarily in foreign countries, which are less developed than the U.S., and therefore, expose Seaboard to greater financial risks. At certain times when there are ongoing losses, local economies are depressed, commodity-based markets are less stable or foreign governments cause challenging business conditions, management evaluates the fair value of the equity method investments for impairment. As the fair value of these investments is not readily determinable, management uses other methods to determine fair value such as estimated future cash flows, including assumptions on growth rates and consideration of other local business conditions as applicable.

Use of Estimates

These financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Transactions and Translation

Seaboard has operations in several foreign countries, and the currencies of the countries fluctuate in relation to the U.S. dollar, resulting in foreign currency gains and losses. Certain CT&M segment subsidiaries located in Guyana, Ivory Coast, Senegal, South Africa and Zambia use local currency as their functional currency. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates, and income and expenses are translated at average exchange rates. Translation gains and losses are recorded as components of other comprehensive income (loss). Also certain non-consolidated affiliates, primarily in the CT&M segment, use local currency as their functional currency.

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

Supplemental Cash Flow Information

The amounts paid for interest and income taxes are as follows:

	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Interest, net of interest capitalized	$56	$35	$10
Income taxes, net of refunds	47	101	104

Non-cash activities include capital expenditures of $4 million, $15 million and $5 million that were included in accounts payable as of December 31, 2023, 2022 and 2021, respectively.

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

The allowance for credit losses is Seaboard’s best estimate of the amount of probable credit losses using the current expected credit loss model. This model estimates the lifetime of expected credit loss based on historical experience, current conditions and reasonable supportable forecasts. Changes in estimates, developing trends and other new information can have a material effect on future evaluations. As of December 31, 2023 and 2022, Seaboard had gross foreign receivables of approximately $522 million and $659 million, respectively, which generally represent more of a collection risk than the domestic receivables; however as of December 31, 2023, no individual material amounts were deemed to have a heightened risk of collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The activity within the allowance for credit losses was as follows:

	Balance at			Balance at
(Millions of dollars)	beginning of year	Provision(a)	Net deductions(b)	end of year
Allowance for Credit Losses:
Year Ended December 31, 2023	$31	5	(6)	$30
Year Ended December 31, 2022	$31	7	(7)	$31
Year Ended December 31, 2021	$28	5	(2)	$31

(a)  Provision amounts are charged to selling, general and administrative expenses.

(b)  Includes write-offs net of recoveries, foreign currency translation adjustments and other adjustments.

Notes Receivable

Notes receivable are included in other receivables, if current, and other non-current assets, if long-term. Seaboard’s non-current notes receivable balances, net of reserves, were $41 million and $40 million as of December 31, 2023 and 2022, respectively. There were notes receivable due from affiliates outstanding of $2 million, net as of December 31, 2023 and 2022. Seaboard monitors the credit quality of notes receivable, using the current expected credit loss model.

The activity within the allowance for notes receivable was as follows:

	Balance at			Balance at
(Millions of dollars)	beginning of year	Provision	Net deductions	end of year
Allowance for Notes Receivable:
Year Ended December 31, 2023	$17	2	(3)	$16
Year Ended December 31, 2022	$18	—	(1)	$17
Year Ended December 31, 2021	$17	1	—	$18

Inventories

Grain, flour and feed inventories at the CT&M segment’s foreign milling operations are valued at the lower of weighted-average cost and net realizable value (“NRV”). All other inventories are valued at the lower of first-in, first-out (“FIFO”) cost and NRV. In determining NRV, management makes assumptions regarding estimated sales prices, estimated costs to complete and estimated disposal costs. Changes in future market prices or facts and circumstances could result in a material write down in the value of inventory or decreased future margins on the sale of inventory.

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

Right of Use Assets and Lease Liabilities

Right of Use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. For leases that do not have readily determinable implicit discount rates, Seaboard adjusts its incremental borrowing rate by the local risk-free interest rate on its term loan with a credit risk premium corresponding to Seaboard’s unreported credit rating. Then Seaboard determines discount rates based on term, country and currency where the leased asset is located. Seaboard accounts for lease and non-lease components as a single lease component for all classes of underlying assets. Seaboard does not recognize ROU assets and lease liabilities for short-term leases with terms greater than 1 month, but less than 12 months.

Goodwill and Other Intangible Assets

Prior to 2023, goodwill was assessed annually for impairment by each reporting unit at the quarter-end closest to the anniversary date of the initial acquisition. In 2023, Seaboard changed the date of its annual goodwill test to the fourth quarter to align the testing date of all reporting units and therefore is a preferable change. The change was not material to the financial statements, has been applied prospectively and does not delay, accelerate or avoid any potential impairment charges. Goodwill is assessed more frequently if events or changes in circumstances indicate that impairment is likely. Seaboard first assesses qualitative factors to determine whether it is more likely than not the fair value of any reporting unit is less than its carrying amount. If qualitative factors indicate more likely than not that an impairment is possible, Seaboard performs a quantitative impairment test using discounted cash flow analysis by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Due to the continued Pork segment operating losses, management performed an interim quantitative goodwill impairment test during the third quarter of 2023 and concluded goodwill was not impaired. No impairments were recorded during 2023 or 2022 based on annual qualitative assessments and certain immaterial reporting units recorded a total of $4 million of impairment charges during 2021.

The changes in the carrying amount of goodwill were as follows:

	Pork	CT&M
(Millions of dollars)	Segment	Segment	Total
Balance as of December 31, 2021	$18	$145	$163
Foreign currency translation	—	(13)	(13)
Acquisition	4	—	4
Balance as of December 31, 2022	22	132	154
Foreign currency translation	—	6	6
Balance as of December 31, 2023	$22	$138	$160

Separable intangible assets with finite lives are amortized over their estimated useful lives and evaluated for impairment similar to property, plant and equipment discussed above. The gross carrying amount and accumulated amortization for finite-lived intangible were as follows:

	December 31, 2023			December 31, 2022
	Customer	Trade		Customer	Trade
(Millions of dollars)	relationships	names	Total	relationships	names	Total
Gross carrying amount	$51	$28	$79	$51	$28	$79
Accumulated amortization and currency translation	(34)	(19)	(53)	(31)	(17)	(48)
Net carrying amount	$17	$9	$26	$20	$11	$31

Amortization of intangible assets was $8 million, $8 million and $9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Using the exchange rates in effect at year-end, estimated amortization of intangible assets as of December 31, 2023 is $8 million each year for the next three years and $2 million in year four.

Accrued Self-Insurance

Seaboard is self-insured for certain levels of workers’ compensation, health care coverage, property damage, vehicle, product recall and general liability. Liabilities associated with some of these risks are estimated based on actuarially-determined amounts and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Changes in estimates to previously recorded reserves are reflected in current operating results.

Asset Retirement Obligation

Seaboard records a long-lived asset and a related liability for the asset retirement obligation costs associated with the closure of all hog lagoons. Based on detailed assessments and appraisals obtained to estimate the future asset retirement obligation costs, Seaboard records the present value of the projected costs in other non-current liabilities in the consolidated balance sheets. The retirement asset is depreciated over the economic life of the related asset. The following table shows the changes in the asset retirement obligation:

	December 31,
(Millions of dollars)	2023	2022
Beginning balance	$32	$29
Accretion expense	2	2
Liability for additional lagoons	—	1
Ending balance	$34	$32

Pension Plans

Seaboard records annual income and expense amounts relating to its pension plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and retirement rates. Seaboard reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods using the corridor approach. Actuarial (gains) losses that exceed 10% of the greater of the pension benefit obligation or the fair value of plan assets are generally amortized over the average remaining working lifetime of the participants. The measurement date for all plans is December 31. Any overfunded status is recognized as an asset and any underfunded status is recognized as a liability. The service cost component of net periodic benefit cost is recorded in either cost of sales or selling, general and administrative expenses depending upon the employee, and the other components of net periodic benefit cost are recorded in miscellaneous, net in the consolidated statements of comprehensive income. Settlements are recognized when lump sum payments on a cumulative basis exceed the service cost plus interest cost for the respective plan.

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

Research and Development

Seaboard conducts research and development activities to develop new products and to improve existing products and processes. Seaboard incurred research and development expenses of $361 million, $210 million and $191 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Accounting Standards Recently Issued Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that requires incremental segment disclosures on an annual and interim basis related to significant segment expenses. Seaboard will adopt this guidance for the annual reporting period beginning on January 1, 2024 and interim periods within the calendar year beginning on January 1, 2025. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. Seaboard is currently evaluating the impact this guidance will have on its related disclosures.

In December 2023, the FASB issued guidance that requires additional detailed income tax disclosures related to standardization and disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. Seaboard will adopt this guidance for the annual reporting period beginning on January 1, 2025. Seaboard is currently evaluating the impact this guidance will have on its disclosures.

Note 2 − Investments

The following is a summary of the fair value of short-term investments classified as trading securities:

	December 31,
(Millions of dollars)	2023	2022
Domestic equity securities	$143	$433
Foreign equity securities	96	169
Domestic debt securities	593	399
Foreign debt securities	120	66
Money market funds held in trading accounts	17	12
Other trading securities	4	7
Total trading short-term investments	$973	$1,086

The unrealized gains (losses) related to trading securities still held at the end of the respective reporting period were $39 million, ($129) million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively. Seaboard had $18 million and $16 million of short-term investments denominated in foreign currencies as of December 31, 2023 and 2022, respectively.

Seaboard had long-term investments of $207 million and $185 million as of December 31, 2023 and 2022, respectively, classified in other non-current assets on the consolidated balance sheets. These investments are in a business development company (“BDC”), real estate and renewable-energy facilities. The BDC investment is included in the fair value hierarchy table in Note 10 and the other investments are primarily accounted for under the equity method of accounting with any gains (losses) recorded in other investment income (loss).

Note 3 − Inventories

The following table is a summary of inventories:

	December 31,
(Millions of dollars)	2023	2022
At lower of FIFO cost and NRV:
Hogs and materials	$527	$538
Pork products and materials	61	75
Grains, oilseeds and other commodities	366	475
Biofuels and related credits	160	221
Other	124	104
Total inventories at lower of FIFO cost and NRV	1,238	1,413
Grain, flour and feed at lower of weighted-average cost and NRV	224	257
Total inventories	$1,462	$1,670

Note 4 − Property, Plant and Equipment

The following table is a summary of property, plant and equipment:

	Useful				December 31,
(Millions of dollars)	Lives				2023	2022
Land and improvements	3	-	15	years	$369	$331
Buildings and improvements			30	years	802	779
Machinery and equipment	3	-	20	years	2,120	2,027
Vessels and vehicles	3	-	18	years	398	373
Office furniture and fixtures			5	years	45	43
Contract growers	5	-	15	years	156	151
Construction in progress					476	286
Total property, plant and equipment					4,366	3,990
Accumulated depreciation and amortization					(1,956)	(1,744)
Net property, plant and equipment					$2,410	$2,246

Seaboard’s capitalized interest on construction in progress was $17 million, $4 million and $7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Seaboard’s operating lease assets and liabilities are reported separately in the consolidated balance sheets. The classifications of Seaboard’s finance leases in the consolidated balance sheets were as follows:

(Millions of dollars)		2023	2022
Finance lease right of use assets, net	Property, plant and equipment, net	$148	$198
Finance lease liabilities	Other current liabilities	51	56
Non-current finance lease liabilities	Other liabilities	96	143

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

The components of lease cost were as follows for the years ended December 31:

(Millions of dollars)	2023	2022	2021
Operating lease cost	$190	$184	$162
Finance lease cost:
Amortization of right of use assets	54	46	17
Interest on lease liabilities	6	6	5
Variable lease cost (a)	10	18	20
Short-term lease cost (b)	9	13	27
Sublease income	(7)	(6)	(8)
Total lease cost	$262	$261	$223
(a)	Includes throughput of cargo containers in excess of minimums and changes in indexed charter-hire rates.
(b)	Short-term leases are primarily for cargo containers and vessels.

Weighted-average lease terms and discount rates were as follows as of December 31, 2023 and 2022:

	Operating Leases		Finance Leases
	2023	2022	2023	2022
Weighted-average remaining term (in years)	6	5	5	5
Weighted-average discount rate	6.63%	6.13%	3.79%	3.44%

Maturities of lease liabilities as of December 31, 2023 were as follows:

	Operating	Finance
(Millions of dollars)	Leases	Leases
2024	$137	$55
2025	90	33
2026	74	19
2027	59	13
2028	43	11
Thereafter	114	36
Total undiscounted lease payments	517	167
Less: Imputed interest	(96)	(20)
Total lease liability	$421	$147

The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of ROU assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the consolidated statements of cash flows.

	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$193	$194	$166
Operating cash flows from finance leases	6	6	5
Financing cash flows from finance leases	57	44	14
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$117	$118	$244
Finance leases	5	116	54

Note 6 – Investments in Affiliates

Seaboard has investments in several non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting.

	Investments in and		Income (Loss)
	Advances to Affiliates		from Affiliates
	December 31,		Years ended December 31,
(Millions of dollars)	2023	2022	2023	2022	2021
Pork	$154	$152	$32	$24	$3
CT&M	164	210	(18)	21	18
Marine	38	36	3	4	6
Sugar and Alcohol	2	2	1	—	—
Power	3	3	—	—	—
Turkey	370	350	87	103	(20)
Segment/Consolidated Totals	$731	$753	$105	$152	$7

As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $86 million and $91 million for the years ended December 31, 2023 and 2022, respectively.

The Pork segment has investments in Seaboard Triumph Foods, LLC (“STF”) (50%), which operates a pork processing plant, Daily’s Premium Meats, LLC (“Daily’s”) (50%), which produces raw and pre-cooked bacon, and Seaboard de Mexico USA LLC (“Seaboard de Mexico”) (50%), which debones hams. Seaboard’s Pork segment supplies raw materials to Daily’s, STF and Seaboard de Mexico for processing and also provides marketing services to Daily’s and STF for its pork products. STF supplies feedstock for the Pork segment’s renewable diesel operations. On January 1, 2022, Seaboard sold a 50% interest in Seaboard de Mexico to Triumph Foods, LLC, a partner in the Pork segment’s other joint ventures, for cash proceeds of approximately $9 million, net of cash sold. Combined financial information for the Pork segment’s non-consolidated affiliates was as follows:

Pork Segment	December 31,
(Millions of dollars)	2023	2022	2021
Net sales	$2,205	$2,417	$2,010
Net income	$65	$48	$5
Total assets	$604	$615	$584
Total liabilities	$299	$312	$302
Total equity	$305	$303	$282

The CT&M segment has investments in foreign businesses conducting flour, maize and feed milling, baking operations, protein production and processing, and agricultural commodity trading. The CT&M segment supplies commodities to the majority of its milling affiliates. As of December 31, 2023, the location and percentage ownership of CT&M’s affiliates were as follows: Botswana (50%), Democratic Republic of Congo (50%), Gambia (50%), Kenya (18.47%-49%), Lesotho (50%), Mauritania (33.33%), Nigeria (25%-48.33%), Senegal (49%), South Africa (50%), Tanzania (11.76%-49%), Uganda (14.35%-49%) and Zambia (49%) in Africa; Colombia (40%-42%), Ecuador (25%-50%), Guyana (50%), and Peru (50%) in South America; Jamaica (50%) and Haiti (23.33%) in the Caribbean; Turkey (25%) in Europe; and Canada (45%) and the U.S. (20%) in North America. As of December 31, 2023, the CT&M segment’s carrying value of certain investments in affiliates was more than its share of the affiliates’ book value by $24 million. The excess is attributable primarily to the valuation of property, plant and equipment and intangible assets, with basis adjustments amortized to income (loss) from affiliates over the remaining life of the assets. During the fourth quarter of 2023, this segment lost significant influence of its Moroccan investments that had an aggregate value of $11 million at December 31, 2023, and as a result, these affiliates are accounted for under the cost method of accounting as of December 31, 2023 and their balance sheet information is not included below. During 2022, this segment sold a 20% interest in its North American protein and commodity trading company to the majority owner for cash proceeds of $12 million.

Combined financial information for the CT&M segment’s non-consolidated affiliates was as follows:

CT&M Segment	December 31,
(Millions of dollars)	2023	2022	2021
Net sales	$3,088	$3,186	$2,766
Net income (loss)	$(79)	$40	$47
Total assets	$960	$1,848	$1,798
Total liabilities	$569	$1,250	$1,199
Total equity	$391	$598	$599

The Marine segment has an investment in a port terminal business in the Caribbean (21.02%) which provides terminal and stevedoring services to the Marine segment. As of December 31, 2023, the Marine segment’s carrying value of the investment in affiliates was less than its share of the affiliate’s book value by $17 million. The difference is attributable primarily to the valuation of property, plant and equipment due to different accounting methods, with basis adjustments amortized to income (loss) from affiliates over the remaining life of the assets. During 2023, this segment lost significant influence of an affiliate, and as a result, the investment is accounted for under the cost method of accounting as of December 31, 2023 and its financial information is not included below. Combined financial information for the Marine segment’s non-consolidated affiliates was as follows:

Marine Segment	December 31,
(Millions of dollars)	2023	2022	2021
Net sales	$62	$82	$74
Net income	$21	$21	$27
Total assets	$233	$256	$245
Total liabilities	$70	$61	$88
Total equity	$163	$195	$157

The Sugar and Alcohol segment has investments in two sugar-related businesses in Argentina (50%). Combined financial information for the Sugar and Alcohol segment’s non-consolidated affiliates was as follows:

Sugar and Alcohol Segment	December 31,
(Millions of dollars)	2023	2022	2021
Net sales	$7	$8	$6
Net income	$1	$—	$—
Total assets	$6	$6	$8
Total liabilities	$2	$2	$1
Total equity	$4	$4	$7

The Power segment has investments in two energy-related businesses in the Dominican Republic (45% and 50%). Combined financial information for the Power segment’s non-consolidated affiliates was as follows:

Power Segment	December 31,
(Millions of dollars)	2023	2022	2021
Net sales	$—	$1	$1
Net income	$—	$—	$1
Total assets	$9	$9	$12
Total liabilities	$3	$3	$5
Total equity	$6	$6	$7

The Turkey segment represents Seaboard’s investment of 52.5% in Butterball. Seaboard does not have control of Butterball and all significant corporate governance matters are equally shared between Seaboard and its partner in Butterball. Within total assets, Butterball had trade name intangible assets of $111 million and goodwill of $61 million as of December 31, 2023. Butterball’s financial information was as follows:

Turkey Segment	December 31,
(Millions of dollars)	2023	2022	2021
Net sales	$2,025	$2,050	$1,792
Operating income (loss)	$182	$202	$(34)
Net income (loss)	$166	$196	$(38)
Total assets	$1,120	$1,081	$991
Total liabilities	$408	$406	$517
Total equity	$712	$675	$474

Note 7 − Debt

Lines of Credit

The outstanding balances under uncommitted lines of credit were $150 million and $326 million as of December 31, 2023 and 2022, respectively. Of the outstanding balance as of December 31, 2023, $70 million was denominated in foreign currencies, with $57 million denominated in the South African rand. Of the outstanding balance as of December 31, 2022, $194 million was denominated in foreign currencies, with $174 million denominated in the South African rand. The uncommitted lines of credit are unsecured and do not require compensating balances with the exception of $5 million as of December 31, 2023.

Seaboard has a committed $450 million line of credit secured by certain short-term investments that matures March 28, 2025. Draws bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a spread. The outstanding balances under this committed line of credit were $105 million and $131 million as of December 31, 2023 and December 31, 2022, respectively. During the first quarter of 2023, Seaboard amended and restated this committed line of credit agreement to increase the borrowing capacity and extend the maturity date.

The weighted-average interest rate for outstanding lines of credit was 7.34% and 7.03% as of December 31, 2023 and 2022, respectively.

Long-term Debt

The following table is a summary of long-term debt:

	December 31,
(Millions of dollars)	2023	2022
Term Loan due 2033	$973	$—
Term Loan due 2028	—	670
Foreign subsidiary obligations	1	2
Other long-term debt	38	38
Total debt at face value	1,012	710
Current maturities and unamortized costs	(15)	(8)
Long-term debt, less current maturities and unamortized costs	$997	$702

On November 10, 2023, Seaboard Foods LLC (“Seaboard Foods”), a wholly owned subsidiary of Seaboard, entered into a Second Amended and Restated Term Loan Credit Agreement (“Amended Credit Agreement”) with CoBank, ACB, Farm Credit Services of America, PCA, and the lenders party thereto. The Amended Credit Agreement replaced the $700 million unsecured term loan (“Term Loan due 2028”) with a $975 million unsecured term loan (“Term Loan due 2033”) and extended the maturity from September 25, 2028 to November 10, 2033. Upon closing, Seaboard received proceeds of $307 million, net of certain costs, of which some were capitalized and are amortized to interest expense using the effective interest method over the term of the agreement. The Term Loan due 2033 provides for quarterly amortization of the principal balance of $2.5 million with the balance due on the maturity date. The Term Loan due 2033 bears interest at one of four options selected by the borrower, including fluctuating rates based on various margins over a Base Rate, Term SOFR, Daily Simple SOFR or a fixed Quoted Rate. The interest rate was 7.08% and 6.01% as of December 31, 2023 and 2022, respectively.

The Amended Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on the ability to grant liens on assets, incur indebtedness, make certain acquisitions, investments and asset dispositions and dividend payments in excess of specified amounts.

In conjunction with the purchase of certain equipment during 2021, $9 million of secured, other long-term debt was assumed. The loan agreement incurs a fixed interest rate of 5.60% and matures in August 2037. Also, Seaboard has a note payable of $30 million that incurs a fixed interest rate of 1.28% and matures in 2027.

Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of December 31, 2023.

The aggregate minimum principal payments required on long-term debt as of December 31, 2023 were as follows: $11 million in 2024, $11 million in 2025, $11 million in 2026, $41 million in 2027, $11 million in 2028 and $927 million thereafter.

Note 8 − Commitments and Contingencies

Legal Proceedings

Seaboard is subject to various legal proceedings and claims which arise in the ordinary course of business and otherwise, including those matters described below.

Seaboard accrues liabilities for loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, Seaboard accrues the minimum amount in the range. For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made.

In Seaboard’s opinion, it has made appropriate and adequate accruals for loss contingencies where necessary as of December 31, 2023. Substantially all of Seaboard's contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard's assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions that have been deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

At the end of each reporting period, Seaboard reviews information with respect to its legal proceedings, claims and other related loss contingencies and updates its accruals, disclosures and estimates of reasonably possible loss or range of loss based on such reviews. Costs for defending claims are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable.

Seaboard believes that it has meritorious defenses to the claims asserted in the matters described below, and it intends to defend them vigorously, but litigation is inherently unpredictable and there can be no assurances as to their outcomes. Seaboard does not currently believe that any of these matters will have a material adverse effect on its business or its consolidated financial position, results of operations or cash flows. However, Seaboard could incur judgments, enter into settlements or revise its expectations regarding the outcome of matters, which could have such a material adverse effect in the particular annual or quarterly period in which the amounts are accrued or paid.

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

The Act provides that any person who knowingly and intentionally “traffics” in property that was confiscated by the Cuban government may be liable to any U.S. national who acquires an ownership interest in such property for money damages in an amount equal to the greater of the current fair market value of the property or the value of the property when confiscated, plus interest from the date of confiscation, reasonable attorneys’ fees and costs, and treble damages under certain circumstances. The complaint in each of the cases alleges that the Plaintiffs acquired ownership interests to a 70-year concession to develop port facilities at Mariel Bay, Cuba, and ownership of surrounding land, and that these and other property rights were confiscated by the Cuban government in 1960. The complaints further allege that Seaboard

Corporation and Seaboard Marine knowingly and intentionally “trafficked” in the confiscated property within the meaning of the Act by carrying and/or directing cargo to the Port of Mariel.

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

On March 24, 2023, the Plaintiffs, Seaboard Marine and Seaboard Corporation entered into a settlement agreement to settle the cases against Seaboard Marine and Seaboard Corporation for an immaterial amount that was contingent on the Florida District Court vacating the Summary Judgment entered in favor of Seaboard Marine on August 19, 2022. On June 13, 2023, the Florida District Court denied the Motion to Vacate the Summary Judgment and this denial order was not appealed. As such, the settlement is of no force and effect, and the Appeal will continue. Oral arguments with respect to the Appeal were heard the week of January 29, 2024. Seaboard believes that it has meritorious defenses to the claims and intends to vigorously defend the litigation. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and if unfavorable, could result in a material liability.

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

Additional standalone “direct action” plaintiffs filed similar actions in federal courts throughout the country, several of which named Seaboard Corporation as a defendant. Those actions filed in courts other than the District of Minnesota have been conditionally transferred to Minnesota for pretrial proceedings pursuant to an order by the Judicial Panel on Multidistrict Litigation. The states of New Mexico and Alaska filed civil cases in state court against substantially the same defendants, including Seaboard Foods and Seaboard Corporation, based on substantially similar allegations. Except in the New Mexico action, all claims against Seaboard Corporation have been dismissed without prejudice.

On June 12, 2023, Seaboard Foods entered into a settlement agreement for approximately $10 million with the putative direct purchaser plaintiff class (the “DPP Class”). Seaboard believes that this settlement was in the best interests of the Company and its stakeholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation. Members of the class were given the opportunity to opt-out of the settlement and commence or continue their own actions. The settlement with the DPP Class does not cover the claims of (a) the “direct action” plaintiffs that opted-out of Seaboard’s settlement with the DPP Class, (b) other direct purchasers, if any, that opted-out of the settlement and may in the future file actions against Seaboard, (c) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”) or (d) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”). Seaboard will therefore continue to litigate against such opt-outs, the EUCP Class and the CIIP Class, and will consider reasonable settlements where available. Based on historical experience and other considerations, Seaboard currently believes that any such settlements would, in the aggregate, likely exceed the $10 million settlement with the DPP Class. There have been continued discussions with the CIIP Class, the EUCP Class and several opt-out groups regarding settlement. Seaboard believes that it has meritorious defenses to the claims alleged in these matters and intends to vigorously defend any matters not resolved by settlement. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and if unfavorable, could result in a material liability.

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

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $50 million and assets of approximately $30 million. Based on the administration of the case and the liquidation of assets, as of December 31, 2023, the U.S. dollar equivalent of liabilities was estimated to be approximately $45 million, and the liquidation value of the assets was estimated to be $17 million or less. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the liabilities of Cereoil, net of any amounts received from the liquidation of Cereoil’s assets, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses. Any award in this case should be reduced by the amount of any award in the Clawback Action described above that is paid to Cereoil.

On September 30, 2021, HSBC Bank (Uruguay) SA (“HSBC”), a creditor in the Cereoil bankruptcy proceeding pending in Uruguay, filed a suit in the U.S. District Court for the District of Kansas (the “Kansas District Court”) against Seaboard Corporation alleging claims for breach of contract, promissory estoppel, breach of the duty of good faith and fair dealing, unjust enrichment, fraud, negligent misrepresentation and fraud by concealment based upon a comfort letter, alleged statements by Cereoil personnel (including the Chief Financial Officer serving at the behest of Seaboard), and the same grain transactions that the Trustee challenges as fraudulent conveyances in the Cereoil bankruptcy in Uruguay discussed above. HSBC seeks $10 million plus interest and other relief in excess of $3 million. In March 2022, Seaboard filed a motion to dismiss HSBC’s claims on various grounds. On September 23, 2022, the Kansas District Court dismissed six of HSBC’s seven claims. Three of those claims, for fraud, negligent misrepresentation and fraud by concealment, can be refiled by HSBC in Uruguay. The other three claims, for breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment, were dismissed with prejudice and cannot be refiled unless HSBC successfully appeals the

Kansas District Court order. The one claim not dismissed in this matter is for promissory estoppel. Seaboard believes that it has meritorious defenses to this claim and intends to vigorously defend it. In the event of an adverse ruling, Seaboard Corporation could be ordered to pay HSBC the amounts described above.

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $29 million and assets of approximately $15 million. Based on the administration of the case which resulted in duplicative claims made in the Cereoil case and the liquidation of assets, as of December 31, 2023, the U.S. dollar equivalent of liabilities was estimated to be approximately $1 million, and there are no remaining assets with any value. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other defendants could be ordered to pay the liabilities of Nolston, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of such debt in order to further Seaboard’s business objectives. As of December 31, 2023, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as management considers the likelihood of loss to be remote.

Commitments

As of December 31, 2023, Seaboard had various non-cancelable commitments under contractual agreements:

	Years ended December 31,
(Millions of dollars)	2024	2025	2026	2027	2028	Thereafter	Totals
Hog procurement contracts (a)	$67	$56	$55	$—	$—	$—	$178
Grain and feedstock commitments (b)	236	4	3	—	—	—	243
Grain purchase contracts for resale (c)	701	1	—	—	—	—	702
Fuel supply contracts (d)	104	68	68	68	69	235	612
Capital expenditures (e)	261	175	—	—	—	—	436
Other commitments	161	1	1	1	1	8	173
Total unrecognized non-cancelable commitments	$1,530	$305	$127	$69	$70	$243	$2,344
(a)	The Pork segment has a contract with a third party for the purchase of hogs to support its operations. The amounts are based on projected market prices as of December 31, 2023.
(b)	The Pork segment enters into grain purchase and feedstock contracts to support its operations. For variable costs, the amounts are based on projected commodity prices as of December 31, 2023.
(c)	The CT&M segment enters into grain purchase contracts, primarily to support firm sales commitments. The amounts are fixed or based on projected commodity prices as of December 31, 2023.
(d)	The Power segment has a natural gas supply contract for a significant portion of the fuel required for EDM III, the most recently constructed barge. Also, the Marine segment has a fuel supply agreement to purchase natural gas for three vessels under construction. The variable price components are based on market prices as of December 31, 2023.
(e)	The capital expenditures are primarily for the Marine segment’s construction of eight vessels with expected delivery of three in 2024 and five in 2025 and the Pork segment’s renewable biogas recovery projects and other investments that are expected to be substantially completed in 2024. The amounts are based on milestones per respective contracts.

Note 9 − Employee Benefits

Seaboard has qualified defined benefit pension plans for its domestic salaried and clerical employees that were hired before January 1, 2014. Benefits are generally based upon the number of years of service and a percentage of final average pay. Seaboard did not make any contributions to these plans in 2023, 2022 and 2021 and does not intend to make material contributions in 2024.

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

The following tables show the qualified plans’ assets measured at estimated fair value as of December 31, 2023 and 2022, respectively, and the level within the fair value hierarchy used to measure each category of assets:

	December 31,
(Millions of dollars)	2023	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$81	$81	$—	$—
Foreign equity securities	51	51	—	—
Domestic fixed income mutual funds	26	26	—	—
Foreign fixed income mutual funds	11	11	—	—
Money market funds	2	2	—	—
Total assets	$171	$171	$—	$—

	December 31,
(Millions of dollars)	2022	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$84	$84	$—	$—
Foreign equity securities	60	60	—	—
Domestic fixed income mutual funds	26	26	—	—
Foreign fixed income mutual funds	11	11	—	—
Money market funds	1	1	—	—
Total assets	$182	$182	$—	$—

Assumptions used in determining pension information for the qualified and nonqualified plans were:

	Years ended December 31,
	2023	2022	2021
Weighted-average assumptions:
Discount rate used to determine obligations	5.26%	5.38%	2.78%
Discount rate used to determine net periodic benefit cost	5.38%	2.78%	2.39%
Expected return on plan assets	6.50%	6.25%	6.25%
Long-term rate of increase in compensation levels	3.80%	4.00%	4.00%

Management selected the discount rates based on a model-based result where the timing and amount of cash flows approximates the estimated payouts. The expected return on the qualified plans’ assets assumption is based on the weighted-average of asset class expected returns that are consistent with the qualified plans’ asset allocation and related long-term projected returns.

The aggregate changes in the benefit obligation and fair value of assets for the qualified and nonqualified plans and the funded status were as follows:

			December 31,
			2023	2022
(Millions of dollars)	Assets exceed accumulated benefits	Accumulated benefits exceed assets	Total	Accumulated benefits exceed assets
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$129	$147	$276	$362
Service cost	3	3	6	9
Interest cost	7	6	13	10
Actuarial losses (gains)	(1)	2	1	(97)
Plan settlements	(21)	(25)	(46)	—
Benefits paid	(4)	(4)	(8)	(8)
Benefit obligation at end of year	$113	$129	$242	$276
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$126	$56	$182	$227
Actual return on plan assets	21	9	30	(38)
Employer contributions	—	13	13	1
Plan settlements	(21)	(25)	(46)	—
Benefits paid	(4)	(4)	(8)	(8)
Fair value of plan assets at end of year	$122	$49	$171	$182
Funded status	$9	$(80)	$(71)	$(94)

In addition to other settlements that occurred during 2023, Seaboard entered into an agreement with an insurance company to purchase a group annuity contract for a select group of retirees in Seaboard’s qualified pension plans and as a result, the benefit obligation and related assets decreased $34 million. The accumulated benefit obligation for Seaboard’s defined benefit pension plans was $216 million and $247 million as of December 31, 2023 and 2022, respectively. The accumulated benefit obligation for Seaboard’s defined benefit pension plans in excess of plan assets was $118 million and $130 million as of December 31, 2023 and 2022, respectively. Expected future benefit payments for the qualified and nonqualified plans during each of the next five years and the next five years thereafter were as follows: $29 million, $10 million, $15 million, $12 million, $15 million and $72 million, respectively.

The net periodic benefit cost of these plans was as follows:

	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$6	$9	$10
Interest cost	13	10	9
Expected return on plan assets	(11)	(14)	(12)
Amortization	—	6	9
Settlement loss recognized	1	—	6
Net periodic benefit cost	$9	$11	$22

The amounts not reflected in net periodic benefit cost and included in accumulated other comprehensive loss before taxes as of December 31, 2023 and 2022 were $2 million and $21 million, respectively. Such amounts primarily represent the cumulative unrecognized net actuarial gains and losses that are generally amortized over the average remaining working lifetime of the active participants for all of these plans.

Seaboard has defined contribution retirement programs for various groups of employees. Contribution expense for these programs was $9 million, $9 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The increased cost in 2023 and 2022 was primarily due to match changes for a production plan and an increase in the rate of matching contributions for another plan.

Seaboard has deferred compensation plans that allow certain employees to reduce their compensation in exchange for values in various investments. One plan requires certain individuals to defer compensation over a specific threshold and another plan, which no longer allows contributions, has options that are exercisable. In conjunction with these plans,

Seaboard purchases investments that are classified as trading securities and included in other current assets, and recognizes the amount payable to employees in other current liabilities on the consolidated balance sheets. Investments for Seaboard’s deferred compensation plans were $22 million and $26 million as of December 31, 2023 and 2022, respectively. The amount payable to employees was $19 million and $23 million as of December 31, 2023 and 2022, respectively. Deferred compensation plan costs recognized in selling, general and administrative expenses are offset by the effect of the marked-to-market adjustments on investments recorded in other investment income (loss).

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

Level 3 — Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its assumptions.

	December 31,
(Millions of dollars)	2023	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$143	$143	$—	$—
Foreign equity securities	96	96	—	—
Domestic debt securities	593	173	420	—
Foreign debt securities	120	3	117	—
Money market funds held in trading accounts	17	17	—	—
Other trading securities	4	—	4	—
Trading securities – other current assets	22	22	—	—
Long-term investment - BDC	68	—	68	—
Derivatives	12	9	3	—
Total assets	$1,075	$463	$612	$—
Liabilities:
Derivatives	$9	$4	$5	$—
Total liabilities	$9	$4	$5	$—

	December 31,
(Millions of dollars)	2022	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$433	$433	$—	$—
Foreign equity securities	169	169	—	—
Domestic debt securities	399	162	237	—
Foreign debt securities	66	—	66	—
Money market funds held in trading accounts	12	12	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	26	25	1	—
Long-term investment - BDC	63	—	63	—
Derivatives	26	26	—	—
Total assets	$1,201	$827	$374	$—
Liabilities:
Contingent consideration	$19	$—	$—	$19
Derivatives	12	2	10	—
Total liabilities	$31	$2	$10	$19

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

During 2023, the euro-denominated contingent consideration liability related to a 2018 acquisition was settled and Seaboard paid $30 million to the sellers. The range for the contingent consideration was between zero and $48 million and payable between five and eight years following the closing, with timing at the discretion of the sellers. The fair value was dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. Prior to settlement, the contingent consideration was classified as level 3 since the calculation depended upon projected company-specific inputs using a Monte Carlo simulation.

Derivatives

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses derivatives to manage its commodity and foreign currency fluctuations. From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk of certain variable rate long-term debt and enters into equity futures contracts to manage the equity price risk of certain short-term investments. While management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. As a result, fluctuations in prices and rates could have a material impact on earnings in any given reporting period. Credit risks associated with derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and uses margin accounts for some accounts. As of December 31, 2023, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $3 million.

Commodity Instruments

Seaboard uses various derivative futures and options to manage some of its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Commodity derivatives are recorded at fair value, with any changes in fair value recognized as a component of cost of sales in the consolidated statements of comprehensive income.

Seaboard had the following aggregated outstanding notional amounts:

		December 31,
(Millions)	Metric	2023	2022
Commodities:
Grain	Bushels	19	8
Hogs	Pounds	133	16
Soybean oil	Pounds	10	26

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk of certain transactions denominated in foreign currencies. Foreign currency exchange agreements that primarily relate to an underlying commodity transaction are recorded at fair value with changes in value recognized as a component of cost of sales. Other foreign currency exchange agreements are recognized as a component of foreign currency gains (losses), net. As of December 31, 2023 and 2022, Seaboard had foreign currency exchange agreements with notional amounts of $152 million and $190 million, respectively, primarily related to the South African rand and euro.

The following table provides the amount of gain (loss) recorded for each type of derivative and where it was recognized in the consolidated statements of comprehensive income:

(Millions of dollars)		2023	2022
Commodities	Cost of sales	$(18)	$(45)
Foreign currencies	Cost of sales	6	(17)
Foreign currencies	Foreign currency gains (losses), net	(2)	6

The following table provides the fair value of each type of derivative held and where each derivative is included in the consolidated balance sheets:

		Asset			Liability
		December 31,	December 31,		December 31,	December 31,
(Millions of dollars)		2023	2022		2023	2022
Commodities	Other current assets	$9	$26	Other current liabilities	$4	$2
Foreign currencies	Other current assets	3	—	Other current liabilities	5	10

Seaboard’s commodity derivative assets and liabilities are presented in the consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2023 and 2022, the commodity derivatives had a margin account balance of $19 million and $3 million, respectively, resulting in a net other current asset in the consolidated balance sheets of $24 million and $27 million, respectively.

Note 11 − Stockholders’ Equity and Accumulated Other Comprehensive Loss

On October 10, 2023, in a privately negotiated transaction, Seaboard repurchased an aggregate of 189,724 shares of its common stock from certain affiliates at a price below the traded market price for an aggregate purchase price of $600 million. Shares repurchased were retired and retained earnings decreased $608 million for the purchase and related U.S. excise taxes. Other transaction fees were immaterial.

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign		Cumulative
	Currency		Unrecognized
	Translation		Pension
(Millions of dollars)	Adjustment		Cost		Total
Balance December 31, 2020	$(376)		$(95)		$(471)
Other comprehensive income before reclassifications	8		18		26
Amounts reclassified from AOCL to net earnings	—		13	(a)	13
Other comprehensive income, net of tax	8		31		39
Balance December 31, 2021	$(368)		$(64)		$(432)
Other comprehensive income (loss) before reclassifications	(42)		38		(4)
Amounts reclassified from AOCL to net earnings	9	(b)	5	(a)	14
Other comprehensive income (loss), net of tax	(33)		43		10
Balance December 31, 2022	$(401)		$(21)		$(422)
Other comprehensive income (loss) before reclassifications	(3)		14		11
Amounts reclassified from AOCL to net earnings	—		1	(a)	1
Other comprehensive income (loss), net of tax	(3)		15		12
Balance December 31, 2023	$(404)		$(6)		$(410)

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

The cumulative unrecognized pension cost represents the unamortized net actuarial loss. Income taxes for the cumulative unrecognized pension cost component was recorded using a 25% effective tax rate, except for unrecognized pension cost of $2 million, $5 million and $24 million in 2023, 2022 and 2021, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 12 − Income Taxes

Earnings before income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2023	2022	2021
United States	$(403)	$(205)	$337
Foreign	509	782	298
Total earnings before income taxes excluding noncontrolling interests	106	577	635
Net earnings attributable to noncontrolling interests	1	2	1
Total earnings before income taxes	$107	$579	$636

The components of total income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Current:
Federal	$(36)	$54	$35
Foreign	65	42	33
State and local	5	12	10
Deferred:
Federal	(118)	(94)	3
Foreign	(1)	5	(7)
State and local	(35)	(22)	(9)
Income tax expense (benefit)	(120)	(3)	65
Unrealized changes in other comprehensive income	4	8	8
Total income taxes	$(116)	$5	$73

Income taxes for the years ended December 31, 2023, 2022 and 2021 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to earnings before income taxes excluding noncontrolling interests for the following reasons:

	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Computed “expected” tax expense excluding noncontrolling interests	$22	$121	$133
Adjustments to tax expense attributable to:
Foreign tax differences	(26)	(60)	(35)
Tax-exempt income	(22)	(17)	(15)
State income taxes, net of federal benefit	(28)	—	—
Foreign entity repatriation	—	10	—
Federal tax credits	(67)	(57)	(39)
Unrecognized tax benefits	(1)	7	14
Valuation allowance	(3)	(7)	6
IRS audit settlement	6	—	—
Other	(1)	—	1
Total income tax expense (benefit)	$(120)	$(3)	$65

Certain of Seaboard’s foreign operations are subject to no income tax or a tax rate that is lower than the U.S. corporate tax rate. Fluctuation of earnings or losses incurred from certain foreign operations conducting business in these jurisdictions impact the mix of taxable earnings. State income taxes were lower than prior years primarily due to higher domestic losses and a decrease in certain state income tax rates.

Tax-exempt income is primarily related to federal blender’s credits on the biodiesel and renewable diesel that the Pork segment blends. As a result of these credits, Seaboard recognized non-taxable revenue of $103 million, $79 million and $69 million in net sales for the years ended December 31, 2023, 2022 and 2021, respectively. The receivable from the U.S. government was $42 million and $53 million as of December 31, 2023 and 2022, respectively, included in other receivables. The federal blender’s credits are available through 2024.

Seaboard has invested in research and development activities, capital expenditures and other investments that generate federal tax credits. During 2023, Seaboard’s capital expenditures related to renewable biogas recovery and solar facilities generated $30 million of federal investment tax credits. During 2022, Seaboard invested $52 million in a solar renewable energy project in Guam and received $46 million of federal investment tax credits. Seaboard accounted for this solar investment using the flow-through method and recognized the impact of the investment tax credits in the period earned on a gross basis, with the charge related to the reduction of the investment recorded in other investment income (loss) offset by the benefit of the credits recorded in income tax benefit (expense). Research and development activities primarily accounted for the remainder of the federal tax credits generated.

As of December 31, 2023 and 2022, Seaboard had income taxes receivable of $67 million and $54 million, respectively, primarily related to domestic tax jurisdictions, and had income taxes payable of $41 million and $18 million, respectively, primarily related to foreign tax jurisdictions. Income taxes receivable and income taxes payable are included in other receivables and other current liabilities in the consolidated balance sheets, respectively.

Components of the net deferred income tax asset were as follows:

	December 31,
(Millions of dollars)	2023	2022
Deferred income tax assets:
Reserves/accruals	$80	$68
Research and development capitalization	172	75
Unrealized loss on investments	21	40
Deferred earnings of foreign subsidiaries	3	3
Net operating and capital loss carry-forwards	18	28
Tax credit carry-forwards	95	22
Other	10	8
Gross deferred income tax assets before valuation allowance	399	244
Less: Valuation allowance	30	33
Total deferred income tax assets, net of valuation allowance	$369	$211
Deferred income tax liabilities:
Property, plant and equipment	$139	$106
Domestic partnerships	62	59
Inventory	—	14
Foreign basis difference	—	13
Other	1	2
Gross deferred income tax liabilities	202	194
Net deferred income tax asset	$167	$17

The activity within the valuation allowance account was as follows:

	Balance at	Charge (credit)	Balance at
(Millions of dollars)	beginning of year	to expense	end of year
Allowance for Deferred Tax Assets:
Year Ended December 31, 2023	$33	(3)	$30
Year Ended December 31, 2022	$60	(27)	$33
Year Ended December 31, 2021	$55	5	$60

Management believes Seaboard’s future taxable income will be sufficient for full realization of the net deferred tax assets. The valuation allowance relates to the tax benefits from state net operating losses, foreign net operating losses and tax credits. Management does not believe these benefits are more likely than not to be realized due to limitations imposed on the utilization of these losses and credits. As of December 31, 2023, Seaboard had state net operating loss carry-forwards of approximately $287 million and foreign net operating loss carry-forwards of approximately $35 million, a portion of which expire in varying amounts between 2024 and 2043, while others have indefinite expiration periods. As of December 31, 2023, Seaboard had federal tax credit carry-forwards of approximately $82 million which expire between 2042 and 2043, and state tax credit carry-forwards of approximately $40 million, a portion of which expire in varying amounts between 2024 and 2030 with the remainder available for indefinite carry-forward.

Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During 2022, Seaboard reversed its indefinite reinvestment assertion in connection with certain previously-taxed undistributed earnings of its Seaboard Marine subsidiary due to the tax effectiveness of repatriating. As a result, Seaboard recorded a deferred tax liability of $13 million for federal and state incremental tax costs associated with the repatriation of Seaboard Marine’s previously-taxed foreign undistributed earnings. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. because determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. U.S federal tax years prior to 2019 are no longer subject to IRS tax assessment with the exception of certain provisions under the Tax Cuts and Jobs Act that have a statute of limitations of six years. The IRS examination of Seaboard’s 2018 and 2019 U.S. income tax returns was finalized in the fourth quarter of 2023. In the U.S., typically the three most recent tax years are subject to IRS audits, unless an agreement is made to extend the statute of limitations for an audit in progress or the statute is specifically extended by law for certain specialized items. In Seaboard’s major non-U.S. jurisdictions, including Argentina, the Dominican Republic, Ivory Coast and Senegal, tax years are typically subject to examination for three to six years.

As of December 31, 2023 and 2022, Seaboard had $49 million and $51 million, respectively, in total unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. Seaboard does not have any material uncertain tax positions in which it is reasonably possible that the total amounts of the unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Millions of dollars)	2023	2022
Beginning balance at January 1	$51	$41
Additions for uncertain tax positions of prior years	2	1
Decreases for uncertain tax positions of prior years	(14)	(4)
Additions for uncertain tax positions of current year	18	23
Decreases related to audit settlements with taxing authorities	(6)	—
Lapse of statute of limitations	(2)	(10)
Ending balance as of December 31	$49	$51

Seaboard accrues interest and penalties related to unrecognized tax benefits in income tax expense and had approximately $10 million and $9 million accrued as of December 31, 2023 and 2022, respectively.

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

The Pork segment primarily produces hogs to process and sells pork products to further processors, food service operators, distributors and grocery stores throughout the U.S. and to foreign markets. In 2022, this segment acquired hog inventory and certain hog farms in the central U.S. for total cash consideration of $58 million. These additional farms increase the Pork segment’s sow base, resulting in less reliance on third-party hog suppliers. This segment also produces biodiesel and renewable diesel from pork fat and other animal fats and vegetable oils for sale to third parties, along with the related fuel credits. The Pork segment’s renewable diesel production facility began operations during the third quarter of 2022.

The CT&M segment is an integrated agricultural commodity trading, processing and logistics operation that internationally markets wheat, corn, soybean meal and other agricultural commodities in bulk to third-party customers and to non-consolidated affiliates. This segment operates flour, maize and feed mills and bakery operations in numerous foreign countries. In 2022, this segment sold its Brazilian flour milling operations primarily for cash proceeds of $6 million, net of cash sold. In 2021, this segment increased its ownership interest in a feed manufacturer and hog producer in Ecuador from 50% to 80% for total consideration of $7 million of cash paid, net of cash acquired, Seaboard’s previously held equity interest and affiliate trade receivables.

The Marine segment provides cargo shipping services in the U.S., the Caribbean and Central and South America. The Sugar and Alcohol segment produces and processes sugar and alcohol in Argentina. The Power segment is an independent power producer in the Dominican Republic that owns two power-generating barges, with one barge placed in service during the second quarter of 2022. The Turkey segment, accounted for using the equity method, produces and processes turkey products. See Note 6 for more information on Butterball. The All Other segment represents primarily a jalapeño pepper processing operation.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

Net Sales:	Year ended December 31, 2023
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,761	$5,125	$—	$154	$—	$9	$7,049
Transportation	13	—	1,499	—	—	3	1,515
Energy	705	—	—	5	237	—	947
Other	37	14	—	—	—	—	51
Segment/consolidated totals	$2,516	$5,139	$1,499	$159	$237	$12	$9,562

Net Sales:	Year ended December 31, 2022
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$1,954	$6,275	$—	$123	$—	$16	$8,368
Transportation	11	—	2,043	—	—	2	2,056
Energy	611	—	—	6	158	—	775
Other	29	15	—	—	—	—	44
Segment/consolidated totals	$2,605	$6,290	$2,043	$129	$158	$18	$11,243

Net Sales:	Year ended December 31, 2021
(Millions of dollars)	Pork	CT&M	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$2,091	$5,139	$—	$113	$—	$14	$7,357
Transportation	8	—	1,396	—	—	1	1,405
Energy	357	—	—	10	60	—	427
Other	25	15	—	—	—	—	40
Segment/consolidated totals	$2,481	$5,154	$1,396	$123	$60	$15	$9,229

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

Operating Income (Loss):	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Pork	$(528)	$(96)	$227
CT&M	145	151	61
Marine	228	591	197
Sugar and Alcohol	18	11	2
Power	71	14	(9)
All other	—	1	1
Segment totals	(66)	672	479
Corporate	(21)	(15)	(21)
Consolidated totals	$(87)	$657	$458

The following tables present Seaboard’s total assets and capital expenditures by segment. Total assets for the Turkey segment represent Seaboard’s investment in Butterball. Corporate assets primarily include cash and short-term investments, long-term investments and other miscellaneous items.

Total Assets:	December 31,
(Millions of dollars)	2023	2022
Pork	$2,721	$2,698
CT&M	1,590	1,915
Marine	847	882
Sugar and Alcohol	179	165
Power	337	342
Turkey	360	350
All other	4	6
Segment totals	6,038	6,358
Corporate	1,528	1,544
Consolidated totals	$7,566	$7,902

Capital Expenditures:	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Pork	$361	$315	$343
CT&M	7	14	17
Marine	121	136	44
Sugar and Alcohol	10	9	8
Power	3	—	43
All other	1	—	1
Segment totals	503	474	456
Corporate	3	—	4
Consolidated totals	$506	$474	$460

Geographic Information

Seaboard had sales in Colombia totaling $1,260 million, $1,578 million and $1,144 million for the years ended December 31, 2023, 2022 and 2021, respectively, representing 13%, 14% and 12% of total sales for each respective year. Seaboard had sales in South Africa totaling $824 million, $992 million and $917 million for the years ended December 31, 2023, 2022 and 2021, respectively, representing 9%, 9% and 10% of total sales for each respective year. No other individual foreign country accounted for 10% or more of sales to external customers.

The following table provides a geographic summary of net sales based on the location of product delivery or service:

	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Caribbean, Central and South America	$4,197	$5,054	$3,566
Africa	2,586	3,107	2,685
United States (a)	2,102	2,181	2,031
Pacific Basin and Far East	325	490	545
Canada/Mexico	289	338	309
Europe	59	71	86
All other	4	2	7
Total sales	$9,562	$11,243	$9,229

(a)  For Marine segment services on product delivery to the U.S., geographic location is based on origination port.

The following table provides a geographic summary of Seaboard’s property, plant and equipment according to their physical location and primary port for the vessels:

	December 31,
(Millions of dollars)	2023	2022
United States	$1,795	$1,682
Dominican Republic	261	281
Argentina	60	59
China (a)	117	35
Ivory Coast	34	33
Senegal	32	32
Zambia	23	31
All other	88	93
Total property, plant and equipment, net	$2,410	$2,246

(a)  Represents vessels under construction for the Marine segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2023, Seaboard’s management has evaluated, under the direction of its chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e). Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Seaboard is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision, and with the participation of management and its Internal Audit Department, Seaboard conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that Seaboard’s internal control over financial reporting was effective as of December 31, 2023.

KPMG LLP, the independent registered public accounting firm that audited Seaboard’s financial statements contained herein, also audited Seaboard’s internal control over financial reporting as of December 31, 2023. The audit report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the year ended December 31, 2023 otherwise reportable under this Item 9B.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information about the executive officers of Seaboard is included under the caption “Information About Seaboard’s Executive Officers” in Item 1 of this annual report on Form 10-K.

Seaboard has a Code of Conduct and Ethics Policy for Senior Financial Officers applicable to its senior financial officers (including the chief executive officer, chief financial officer, principal accounting officer and controller and persons performing similar functions) and a Code of Ethics Policy applicable to its directors, officers and other employees (together the “Codes”). Seaboard has posted the Codes on its internet website, www.seaboardcorp.com, and intends to satisfy the disclosure requirement under Item 10 of Form 10-K regarding any future changes and waivers to the Codes by posting such information on that website.

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions “Item 1: Election of Directors,” “Board of Directors Information – Committees of the Board – Audit Committee,” and “Board of Directors Information – Director Nominations” of Seaboard’s definitive proxy statement for the 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2023 (“Proxy Statement”).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Board of Directors Information – Controlled Company” and “Board of Directors Information – Committees of the Board” included in the Proxy Statement.

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

3. Exhibits

Exhibit No.	Description
3.1	Seaboard Corporation Restated Certificate of Incorporation. Incorporated herein by reference to Exhibit 3.1 of Seaboard’s Form 10-Q for the quarter ended April 4, 2009.

3.2	Seaboard Corporation Restated By-laws. Incorporated herein by reference to Exhibit 3.1 of Seaboard’s Form 8-K dated January 25, 2024.

4	Description of Common Stock. Incorporated herein by reference to Exhibit 4 of Seaboard’s Form 10-K for the year ended December 31, 2019.

10.1*

Seaboard Corporation Retiree Medical Benefit Plan as Amended and Restated effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Retiree Medical Benefit Plan dated March 4, 2005. Incorporated herein by reference to Exhibit 10.6 of Seaboard’s Form 10-K for the year ended December 31, 2008.

10.2*

First Amendment to the Seaboard Corporation Retiree Medical Benefit Plan effective March 25, 2015 and dated March 31, 2015. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended April 4, 2015.

10.3*

Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Non-Qualified Deferred Compensation Plan dated December 29, 2005. Incorporated herein by reference to Exhibit 10.12 of Seaboard’s Form 10-K for the year ended December 31, 2008.

10.4*

Amendment No. 1 to the Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2009 and dated December 17, 2009. Incorporated herein by reference to Exhibit 10.25 of Seaboard’s Form 10-K for the year ended December 31, 2009.

10.5*

Amendment No. 2 to the Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2019 and dated January 2, 2019. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for the year ended December 31, 2018.

10.6*

Amended and Restated Seaboard Corporation Post-2018 Non-Qualified Deferred Compensation Plan effective January 1, 2023 dated December 13, 2022. Incorporated herein by reference to Exhibit 10.6 of Seaboard’s Form 10-K for the year ended December 31, 2022.

10.7*

Seaboard Corporation 409A Executive Retirement Plan Amended and Restated effective January 1, 2013 and dated December 21, 2012, amending and restating the Seaboard Corporation Executive Retirement Plan, Amendment and Restatement dated December 22, 2008. Incorporated herein by reference to Exhibit 10.14 of Seaboard’s Form 10-K for the year ended December 31, 2012.

10.8*

First Amendment to the Seaboard Corporation 409A Executive Retirement Plan effective as of January 1, 2015 and dated January 14, 2016. Incorporated herein by reference to Exhibit 10.8 of Seaboard’s Form 10-K for the year ended December 31, 2015.

10.9*

Seaboard Corporation Cash Balance Executive Retirement Plan Amended and Restated effective August 1, 2020. Incorporated herein by reference to Exhibit 10.3 of Seaboard’s Form 10-Q for the quarter ended September 26, 2020.

10.10*	Seaboard Corporation Pension Plan as restated and amended effective January 1, 2021. Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for the year ended December 31, 2021.

10.11*	Seaboard Marine Pension Plan effective January 1, 2021. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended April 3, 2021.

10.12*

Amendment No. 1 to the Seaboard Marine Pension Plan as Restated as of January 1, 2021, dated November 15, 2021. Incorporated herein by reference to Exhibit 10.12 of Seaboard’s Form 10-K for the year ended December 31, 2021.

10.13*	Seaboard Corporation Long-term Incentive Plan effective January 1, 2022. Incorporated herein by reference to Exhibit 10.13 of Seaboard’s Form 10-K for the year ended December 31, 2022.

10.14*

Seaboard Corporation 401(K) Excess Plan effective January 1, 2022 and dated December 13, 2022. Incorporated herein by reference to Exhibit 10.14 of Seaboard’s Form 10-K for the year ended December 31, 2022.

10.15*

Seaboard Marine Ltd. 401(K) Excess Plan effective January 1, 2009 and dated December 18, 2009. Incorporated herein by reference to Exhibit 10.24 of Seaboard’s Form 10-K for the year ended December 31, 2009.

10.16*	First Amendment to the Seaboard Marine Ltd. 401(k) Excess Plan effective January 1, 2022. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended April 2, 2022.

10.17*	Seaboard Corporation Investment Option Plan dated December 18, 2000. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for the year ended December 31, 2000.

10.18*

Seaboard Corporation Named Executive Officers’ Bonus Policy (effective for 2021 and supersedes all policies). Incorporated herein by reference to Exhibit 10.16 of Seaboard’s Form 10-K for the year ended December 31, 2021.

10.19*

Restated Employment Agreement between Seaboard Corporation and Robert L. Steer dated August 27, 2020. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended September  26,  2020.

10.20*

Supplemental Retirement Benefit Agreement between Seaboard Corporation and Robert L. Steer dated January 2, 2023. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended April 1, 2023.

10.21*

Restated Employment Agreement between Seaboard Corporation and David H. Rankin dated January  12, 2021. Incorporated herein by reference to Exhibit 10.19 of Seaboard’s Form 10-K for the year ended December 31, 2020.

10.22*

Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 21, 2012. Incorporated herein by reference to Exhibit 10.20 of Seaboard’s Form 10-K for the year ended December 31, 2012.

10.23*

First Amendment to Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated July 31, 2023. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended July 1, 2023.

10.24*

Employment Agreement between Seaboard Foods LLC and Peter B. Brown dated November 30, 2020. Incorporated herein by reference to Exhibit 10.22 of Seaboard’s Form 10-K for the year ended December 31, 2021.

10.25*	Summary of Perquisite for Personal Use of Seaboard Airplane. Incorporated herein by reference to Exhibit 10.23 of Seaboard’s Form 10-K for the year ended December 31, 2021.

10.26

Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated May 30, 2008. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated May 30, 2008.

10.27

Amendment No. 1 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated March 30, 2009. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.28

Amendment No. 2 to Amended and Restated Terminal Agreement between Miami-Dade County and Seaboard Marine Ltd. for Marine Terminal Operations dated July 31, 2013. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended June 29, 2013.

10.29

Marketing Agreement dated February 2, 2004 by and among Seaboard Corporation, Seaboard Farms, Inc., Triumph Foods, LLC, and for certain limited purposes only, the members of Triumph Foods, LLC. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 8-K dated February 3, 2004.

10.30

Second Amended and Restated Term Loan Credit Agreement dated November 10, 2023 by and among Seaboard Corporation, Seaboard Foods LLC, CoBank, ACB, Farm Credit Services of America, PCA and other lenders. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated November 10, 2023.

10.31	Stock Repurchase Agreement dated October 9, 2023 between Seaboard Corporation and Seaboard Flour LLC. Incorporated by reference to Exhibit 10.1 of Seaboard’s Form 8-K dated October 9, 2023.

10.32	Stock Repurchase Agreement dated October 9, 2023 between Seaboard Corporation and SFC Preferred, LLC. Incorporated by reference to Exhibit 10.2 of Seaboard’s Form 8-K dated October 9, 2023.

10.33	Stock Repurchase Agreement dated October 9, 2023 between Seaboard Corporation and REP23 LLC. Incorporated by reference to Exhibit 10.3 of Seaboard’s Form 8-K dated October 9, 2023.

21+	List of subsidiaries.

31.1+	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Seaboard Corporation Policy for the Recovery of Erroneously Awarded Compensation.

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SEABOARD CORPORATION
(Registrant)

By:	/s/ Robert L. Steer
Robert L. Steer
President and Chief Executive Officer

Date:	February 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Robert L. Steer	February 13, 2024	President, Chief Executive Officer
Robert L. Steer		(principal executive officer)

/s/ David H. Rankin	February 13, 2024	Executive Vice President,
David H. Rankin		Chief Financial Officer
(principal financial officer)

/s/ Barbara M. Smith	February 13, 2024	Vice President,
Barbara M. Smith		and Corporate Controller
(principal accounting officer)

/s/ Ellen S. Bresky	February 13, 2024	Chairwoman of the Board
Ellen S. Bresky

/s/ Douglas W. Baena	February 13, 2024	Lead Director
Douglas W. Baena

/s/ David A. Adamsen	February 13, 2024	Director
David A. Adamsen

/s/ Frances B. Shifman	February 13, 2024	Director
Frances B. Shifman

/s/ Paul M. Squires	February 13, 2024	Director
Paul M. Squires