Form 10-Q
period 2024-03-30
SEABOARD CORP /DE/
filed 2024-04-30
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

There were 971,055 shares of common stock, $1.00 par value per share, outstanding on April 23, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 30,	April 1,
(Millions of dollars except share and per share amounts)	2024	2023
Net sales:
Products (includes affiliate sales of $302 and $258)	$1,792	$1,984
Services (includes affiliate sales of $7 and $6)	350	463
Other	49	52
Total net sales	2,191	2,499
Cost of sales and operating expenses:
Products	1,769	2,094
Services	297	331
Other	38	40
Total cost of sales and operating expenses	2,104	2,465
Gross income	87	34
Selling, general and administrative expenses	107	97
Operating loss	(20)	(63)
Other income (expense):
Interest expense	(12)	(12)
Interest income (includes $1 and $2 from affiliates)	19	13
Income from affiliates	19	26
Other investment income, net	18	27
Foreign currency losses, net	(1)	(4)
Miscellaneous, net	—	—
Total other income, net	43	50
Earnings (loss) before income taxes	23	(13)
Income tax expense	(1)	(3)
Net earnings (loss)	$22	$(16)
Less: Net income attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Seaboard	$22	$(16)

Earnings (loss) per common share	$22.66	$(13.78)
Average number of shares outstanding	971,055	1,160,779

Other comprehensive income, net of income tax expense of $0 and $0:
Foreign currency translation adjustment	(2)	12
Unrecognized pension cost	2	2
Other comprehensive income, net of tax	$—	$14
Comprehensive income (loss)	22	(2)
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Seaboard	$22	$(2)

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 30,	December 31,
(Millions of dollars except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$78	$56
Short-term investments	1,079	973
Receivables:
Trade	535	500
Due from affiliates	118	127
Other	152	152
Total receivables	805	779
Allowance for credit losses	(31)	(30)
Receivables, net	774	749
Inventories	1,324	1,462
Other current assets	132	123
Total current assets	3,387	3,363
Property, plant and equipment, net of accumulated depreciation of $2,012 and $1,956	2,433	2,410
Operating lease right-of-use assets, net	402	394
Investments in and advances to affiliates	744	731
Goodwill	163	160
Deferred tax asset	212	199
Other non-current assets	236	309
Total assets	$7,577	$7,566
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$389	$255
Accounts payable (includes $1 and $1 from affiliates)	348	400
Deferred revenue (includes $33 and $28 from affiliates)	60	66
Operating lease liabilities	123	117
Other current liabilities	414	497
Total current liabilities	1,334	1,335
Long-term debt, less current maturities	994	997
Long-term operating lease liabilities	305	304
Other non-current liabilities	290	296
Total liabilities	2,923	2,932
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 971,055 shares in 2024 and 2023	1	1
Accumulated other comprehensive loss	(410)	(410)
Retained earnings	5,045	5,025
Total Seaboard stockholders’ equity	4,636	4,616
Noncontrolling interests	18	18
Total equity	4,654	4,634
Total liabilities and stockholders’ equity	$7,577	$7,566

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2022	$1	$(422)	$5,417	$18	$5,014
Comprehensive loss:
Net loss	—	—	(16)	—	(16)
Other comprehensive income, net of tax	—	14	—	—	14
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 1, 2023	$1	$(408)	$5,398	$18	$5,009

Balances, December 31, 2023	$1	$(410)	$5,025	$18	$4,634
Comprehensive income:
Net income	—	—	22	—	22
Other comprehensive income, net of tax	—	—	—	—	—
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 30, 2024	$1	$(410)	$5,045	$18	$4,654

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 30,	April 1,
(Millions of dollars)	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$22	$(16)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	69	71
Deferred income taxes	(15)	(43)
Income from affiliates	(19)	(26)
Dividends received from affiliates	2	19
Other investment income, net	(18)	(27)
Other, net	7	11
Changes in assets and liabilities, net of acquisition:
Receivables, net of allowance for credit losses	(23)	93
Inventories	131	85
Other assets	(12)	(10)
Accounts payable	(65)	(58)
Other liabilities, exclusive of debt	(60)	(6)
Net cash from operating activities	19	93
Cash flows from investing activities:
Purchase of short-term investments	(366)	(374)
Proceeds from the sale of short-term investments	360	254
Proceeds from the maturity of short-term investments	—	27
Capital expenditures	(104)	(111)
Proceeds from the sale of property, plant and equipment	6	14
Acquisition of a business	(3)	—
Other, net	(6)	(1)
Net cash from investing activities	(113)	(191)
Cash flows from financing activities:
Uncommitted lines of credit, net	19	(55)
Draws under committed lines of credit	473	426
Repayments of committed lines of credit	(354)	(368)
Principal payments of long-term debt	(3)	(2)
Finance lease payments	(14)	(14)
Dividends paid	(2)	(3)
Net cash from financing activities	119	(16)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net change in cash and cash equivalents	22	(115)
Cash and cash equivalents at beginning of year	56	199
Cash and cash equivalents at end of period	$78	$84

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Seaboard Corporation and its subsidiaries (“Seaboard”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Seaboard’s annual report on Form 10-K for the year ended December 31, 2023. The unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

Related-Party Transactions

Seaboard has investments in non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $15 million and $26 million for the three months ended March 30, 2024 and April 1, 2023, respectively.

Supplemental Cash Flow Information

Non-cash activities for the three months ended March 30, 2024 and April 1, 2023, included capital expenditures of $6 million and $8 million, respectively, that were in accounts payable. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Three Months Ended
	March 30,	April 1,
(Millions of dollars)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47	$48
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	14	14
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$47	$18
Finance leases	1	1

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was related to foreign currency translation of $3 million within the Commodity Trading and Milling (“CT&M”) segment. As of March 30, 2024, intangible assets, included in other non-current assets, were $25 million, which consists of the gross carrying amount of $79 million net of accumulated amortization of $49 million and net of accumulated foreign currency translation of $5 million.

Recently Issued Accounting Standards and Disclosure Rules Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that requires incremental segment disclosures on an annual and interim basis related to significant segment expenses. Seaboard will adopt this guidance in the 10-K for the year ended December 31, 2024, and interim periods beginning on January 1, 2025. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. Seaboard is currently evaluating the impact this guidance will have on its related disclosures.

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

In March 2024, the Securities and Exchange Commission (the “SEC”) adopted final rules to enhance and standardize climate-related disclosures in registration statements and annual reports on Form 10-K. The new rules will require climate-related disclosures related to governance, strategy, risk management, targets and goals and greenhouse gas emissions. Additionally, within the notes to the financial statements, the rules would require disclosure of financial statement effects of severe weather events and other natural conditions and other climate-related financial metrics as applicable. Certain elements of the new rules are currently scheduled to become effective for Seaboard’s annual reporting period beginning on January 1, 2025, with the remaining requirements to be phased-in effective for subsequent fiscal years beginning after December 31, 2025. On April 4, 2024, the SEC issued an order staying the effectiveness of the final rules pending completion of the judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. Seaboard is currently evaluating the impact the rules will have on its disclosures.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	March 30,	December 31,
(Millions of dollars)	2024	2023
Domestic equity securities	$221	$143
Foreign equity securities	100	96
Domestic debt securities	603	593
Foreign debt securities	134	120
Money market funds held in trading accounts	14	17
Other trading securities	7	4
Total trading short-term investments	$1,079	$973

The unrealized gains related to trading securities still held at the end of the respective reporting period were $16 million and $30 million for the three months ended March 30, 2024 and April 1, 2023, respectively.

Seaboard had $26 million and $18 million of short-term investments denominated in foreign currencies, primarily euros, as of March 30, 2024 and December 31, 2023, respectively.

As of March 30, 2024, Seaboard had long-term investments of $133 million, in real estate and renewable energy facilities, classified in other non-current assets on the condensed consolidated balance sheet. As of December 31, 2023, Seaboard had long-term investments of $207 million which included an investment of $68 million in a business development company (“BDC”) that completed an initial public offering (“IPO”) and became a publicly traded company on the NYSE during the first quarter of 2024. Seaboard’s securities in this BDC are subject to standard contractual sale restrictions associated with an IPO, and have phased expiration dates, with all restrictions expiring by February 2025. As of March 30, 2024, the BDC securities are included in short-term investments on the condensed consolidated balance sheet and in domestic equity securities in the table above. The reclassification of these securities from long-term investments to short-term investments was a non-cash activity on the condensed consolidated statement of cash flows.

Note 3 – Inventories

The following is a summary of inventories:

	March 30,	December 31,
(Millions of dollars)	2024	2023
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$529	$527
Pork products and materials	75	61
Grains, oilseeds and other commodities	283	366
Biofuels and related credits	139	160
Other	107	124
Total inventories at lower of FIFO cost and NRV	1,133	1,238
Grain, flour and feed at lower of weighted average cost and NRV	191	224
Total inventories	$1,324	$1,462

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of March 30, 2024, the outstanding balances under committed and uncommitted lines of credit were $224 million and $165 million, respectively. Of the total outstanding balance as of March 30, 2024, $91 million was denominated in foreign currencies, with $77 million denominated in the South African rand and the remaining in various other currencies. As of December 31, 2023, the outstanding balances under committed and uncommitted lines of credit were $105 million and $150 million, respectively. Of the total outstanding balance as of December 31, 2023, $70 million was denominated in foreign currencies, with $57 million denominated in the South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 6.97% and 7.34% as of March 30, 2024 and December 31, 2023, respectively.

Long-Term Debt

The following is a summary of long-term debt:

	March 30,	December 31,
(Millions of dollars)	2024	2023
Term Loan due 2033	$970	$973
Foreign subsidiary obligations	3	1
Other long-term debt	38	38
Total debt at face value	1,011	1,012
Current maturities and unamortized costs	(17)	(15)
Long-term debt, less current maturities and unamortized costs	$994	$997

The Term Loan due 2033 credit agreement provides for quarterly payments on the $975 million original principal balance, with the balance due on November 10, 2033. The interest rate was 7.05% and 7.08% as of March 30, 2024 and December 31, 2023, respectively. Seaboard was in compliance with all restrictive debt covenants relating to these agreements as of March 30, 2024.

Legal Proceedings

Seaboard is subject to various legal proceedings and claims that arise in the ordinary course of business and otherwise, including those matters described below.

Seaboard accrues liabilities for loss contingencies when it is deemed probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, Seaboard accrues the minimum amount in the range. For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made.

In Seaboard’s opinion, it has made appropriate and adequate accruals for loss contingencies where necessary as of March 30, 2024. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

The Florida District Court in the Seaboard Marine case dismissed the claims of the Inheritors and the Estates because they did not acquire the ownership claims prior to March 1996, as required by the Act. The remaining plaintiff, Ms. de Fernandez, contends she owns 20% of the companies that were granted the concession and owned land in or around Mariel Bay, Cuba. On August 19, 2022, the Florida District Court granted Seaboard Marine’s Motion for Summary Judgment and entered a Final Judgment (the “Summary Judgment”) in favor of Seaboard Marine. On September 1, 2022, the Plaintiffs appealed the Summary Judgment to the United States Court of Appeals for the Eleventh Circuit (“Appeal”). Oral arguments with respect to the Appeal were held on January 24, 2024, and the Court has not yet ruled.

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

Pork Price-Fixing Antitrust Litigation

On June 28, 2018, twelve indirect purchasers of pork products filed a class action complaint in the U.S. District Court for the District of Minnesota (the “Minnesota District Court”) against several pork processors, including Seaboard Foods LLC (“Seaboard Foods”) and Agri Stats, Inc., a company described in the complaint as a data sharing service. The complaint also named Seaboard Corporation as a defendant. Additional class action complaints with similar claims on behalf of putative classes of direct and indirect purchasers were later filed in the Minnesota District Court, and additional actions by standalone plaintiffs (including the Commonwealth of Puerto Rico) were filed in or transferred to the Minnesota District Court. The consolidated actions are styled In re Pork Antitrust Litigation. The complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees. On October 16, 2020, the Minnesota District Court denied the defendants’ motions to dismiss the amended complaints, but the Minnesota District Court later dismissed all claims against Seaboard Corporation without prejudice. On March 3, 2023, the Minnesota District Court granted the Plaintiffs’ Motions to Certify the Classes with respect to all three classes.

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

On June 12, 2023, Seaboard Foods entered into a settlement agreement for approximately $10 million with the putative direct purchaser plaintiff class (the “DPP Class”).  Seaboard believes that this settlement was in the best interests of Seaboard and its stakeholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation. Members of the class were given the opportunity to opt-out of the settlement and commence or continue their own actions. The settlement with the DPP Class does not cover the claims of (a) the “direct action” plaintiffs (“DPP’s”) that opted-out of Seaboard’s settlement with the DPP Class; (b) other direct purchasers, if any, that opted-out of the settlement and may in the future file actions against Seaboard; (c) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”); or (d) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”). Subsequent to the settlement with the DPP Class, Seaboard settled some of the actions brought by the DPP’s. Seaboard continues to litigate against the DPP’s it has not settled with, the EUCP Class and the CIIP Class, and will consider additional reasonable settlements where they are available. Seaboard believes that it has meritorious defenses to the claims alleged in these matters and intends to vigorously defend any matters not resolved by settlement. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and if unfavorable, could result in a material liability.

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

On June 23, 2023, Seaboard Foods reached a settlement with the Class to settle the Class Action for an immaterial amount which was approved by the Court and paid during Seaboard’s first quarter of 2024.

Cereoil and Nolston Litigation

On March 20, 2018, the bankruptcy trustee (the “Trustee”) for Cereoil Uruguay S.A. (“Cereoil”) filed a suit in the Bankruptcy Court of First Instance in Uruguay naming as parties Seaboard Corporation and its subsidiaries, Seaboard Overseas Limited (“SOL”) and Seaboard Uruguay Holdings Ltd. (“Seaboard Uruguay”). Seaboard Corporation has a 45% indirect ownership of Cereoil. The suit (the “Clawback Action”) seeks an order requiring Seaboard Corporation, SOL and Seaboard Uruguay to reimburse Cereoil the amount of approximately $22 million (approximately $30 million with interest at the statutory rate) (the “Clawback Amount”), contending that deliveries of soybeans to SOL pursuant to purchase agreements should be set aside as fraudulent conveyances. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard and its two subsidiaries could be ordered to pay the Clawback Amount to Cereoil.

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $50 million and assets of approximately $30 million. Based on the information received from the Trustee on the administration of the case and the liquidation of assets, as of March 30, 2024 the U.S. dollar equivalent of liabilities was estimated to be approximately $45 million, and the liquidation value of the remaining assets is negligible. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the liabilities of Cereoil, net of any amounts received from the liquidation of Cereoil’s assets, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses. Any award in this case should be reduced by the amount of any award in the Clawback Action described above that is paid to Cereoil.

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

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $29 million and assets of approximately $15 million. Based on the administration of the case which resulted in duplicative claims made in the Cereoil case and the liquidation of assets, as of March 30, 2024, the U.S. dollar equivalent of liabilities was estimated to be approximately $1 million, and there are no remaining assets with any value. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other defendants could be ordered to pay the liabilities of Nolston, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of such debt in order to further Seaboard’s business objectives. As of March 30, 2024, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as the likelihood of loss is remote.

Note 5 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	March 30,
(Millions of dollars)	2024	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$221	$221	$—	$—
Foreign equity securities	100	100	—	—
Domestic debt securities	603	171	432	—
Foreign debt securities	134	3	131	—
Money market funds held in trading accounts	14	14	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	17	17	—	—
Derivatives	7	6	1	—
Total assets	$1,103	$532	$571	$—
Liabilities:
Derivatives	$16	$14	$2	$—
Total liabilities	$16	$14	$2	$—

	December 31,
(Millions of dollars)	2023	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$143	$143	$—	$—
Foreign equity securities	96	96	—	—
Domestic debt securities	593	173	420	—
Foreign debt securities	120	3	117	—
Money market funds held in trading accounts	17	17	—	—
Other trading securities	4	—	4	—
Trading securities – other current assets	22	22	—	—
Long-term investment – BDC	68	—	68	—
Derivatives	12	9	3	—
Total assets	$1,075	$463	$612	$—
Liabilities:
Derivatives	$9	$4	$5	$—
Total liabilities	$9	$4	$5	$—

Financial instruments consisting of cash and cash equivalents, net receivables, lines of credit and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The fair value of short-term investments is measured using multiple levels. Debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and exchange traded funds.

As of December 31, 2023, Seaboard held a long-term investment in a BDC that primarily lends to and invests in debt securities of privately held companies. During the first quarter of 2024, the BDC completed an IPO, and the investment is included in short-term domestic equity securities as of March 30, 2024. See Note 2 to the condensed consolidated financial statements for further discussion.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is mostly variable-rate, the carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value on its condensed consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy.

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses various commodity derivative futures and options to manage some of its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Seaboard also enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable rate long-term debt and enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Although management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. These derivative contracts are recorded at fair value, with any changes in fair value recognized in the condensed consolidated statements of comprehensive income. As the derivative contracts are not accounted for as hedges, fluctuations in the related prices or rates could have a material impact on earnings in any given reporting period. The nature of Seaboard’s market risk exposure has not materially changed since December 31, 2023.

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		March 30,	December 31,
(Millions)	Metric	2024	2023
Commodities:
Grain	Bushels	10	19
Hogs and pork products	Pounds	145	133
Soybean oil	Pounds	76	10
Foreign currencies	U.S. dollar	329	152

Credit risks associated with these derivative contracts are not significant because Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and using margin accounts for some contracts. As of March 30, 2024, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $1 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		March 30,	December 31,		March 30,	December 31,
(Millions of dollars)		2024	2023		2024	2023
Commodities	Other current assets	$6	$9	Other current liabilities	$15	$4
Foreign currencies	Other current assets	1	3	Other current liabilities	1	5

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of March 30, 2024 and December 31, 2023, the commodity derivatives had a margin account balance of $51 million and $19 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $43 million and $24 million, respectively.

The following table provides the amount of gain (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended
		March 30,	April 1,
(Millions of dollars)		2024	2023
Commodities	Cost of sales	$(34)	$(3)
Foreign currencies	Cost of sales	(1)	3
Foreign currencies	Foreign currency gains (losses), net	2	(2)

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Cost		Total
Balance, December 31, 2022	$(401)	$(21)		$(422)
Other comprehensive income before reclassifications	12	1		13
Amounts reclassified from AOCL to net earnings	—	1	(a)	1
Other comprehensive income, net of tax	12	2		14
Balance, April 1, 2023	(389)	(19)		(408)

Balance, December 31, 2023	$(404)	$(6)		$(410)
Other comprehensive loss before reclassifications	(2)	—		(2)
Amounts reclassified from AOCL to net earnings	—	2	(a)	2
Other comprehensive income, net of tax	(2)	2		—
Balance, March 30, 2024	$(406)	$(4)		$(410)

(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.

Note 7 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Sugar and Alcohol, Power and Turkey, each offering a specific product or service. For details on the respective products or services of each segment, see Note 13 to the consolidated financial statements included in Seaboard’s annual report for the year ended December 31, 2023.

During the first quarter of 2024, Seaboard’s chief executive officer and chief operating decision maker (“CODM”) made changes to his organizational structure effective April 1, 2024, Seaboard’s second quarter. Beginning April 1, 2024, Seaboard’s CODM will have direct oversight of the liquid fuels business, previously reported in the Pork segment, and, therefore, this business will be its own reportable segment. The liquid fuels business includes renewable diesel and biodiesel operations and related environmental credits. Additionally, the Sugar and Alcohol reportable segment will be moved to All Other as the ongoing economic conditions of Argentina have lessened this segment’s impact on the condensed consolidated financial statements. These changes will not impact the consolidated financial statements and because these changes did not occur until the second quarter of 2024, the periods presented in this 10-Q are reported under the historical segments.

The following tables present Seaboard’s sales disaggregated by revenue source and segment:

	Three Months Ended March 30, 2024
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$481	$1,185	$—	$32	$—	$1	$1,699
Transportation	3	—	332	—	—	1	336
Energy	93	—	—	1	48	—	142
Other	9	5	—	—	—	—	14
Segment/Consolidated Totals	$586	$1,190	$332	$33	$48	$2	$2,191

	Three Months Ended April 1, 2023
(Millions of dollars)	Pork	Commodity Trading & Milling	Marine	Sugar and Alcohol	Power	All Other	Consolidated Totals
Major Products/Services Lines:
Products	$428	$1,341	$—	$38	$—	$3	$1,810
Transportation	3	—	448	—	—	—	451
Energy	174	—	—	—	52	—	226
Other	9	3	—	—	—	—	12
Segment/Consolidated Totals	$614	$1,344	$448	$38	$52	$3	$2,499

The following tables present Seaboard’s operating income (loss) and income (loss) from affiliates by segment. Operating income (loss) for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income (loss), along with income (loss) from affiliates for the Pork, CT&M and Turkey segments, is used as the measure of evaluating segment performance because management does not consider interest, other investment income (loss) and income tax benefit (expense) on a segment basis. Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments of general corporate management oversight costs.

Operating Income (Loss):	Three Months Ended
	March 30,	April 1,
(Millions of dollars)	2024	2023
Pork	$(48)	$(212)
CT&M	18	43
Marine	15	96
Sugar and Alcohol	(5)	6
Power	7	10
Segment Totals	(13)	(57)
Corporate	(7)	(6)
Consolidated Totals	$(20)	$(63)

Income (Loss) from Affiliates:	Three Months Ended
	March 30,	April 1,
(Millions of dollars)	2024	2023
Pork	$9	$10
CT&M	2	(8)
Marine	1	(1)
Turkey	7	25
Segment/Consolidated Totals	$19	$26

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

Total Assets:	March 30,	December 31,
(Millions of dollars)	2024	2023
Pork	$2,749	$2,721
CT&M	1,521	1,590
Marine	848	847
Sugar and Alcohol	170	179
Power	330	337
Turkey	377	360
All Other	4	4
Segment Totals	5,999	6,038
Corporate	1,578	1,528
Consolidated Totals	$7,577	$7,566

Investments in and Advances to Affiliates:	March 30,	December 31,
(Millions of dollars)	2024	2023
Pork	$163	$154
CT&M	161	164
Marine	38	38
Sugar and Alcohol	2	2
Power	3	3
Turkey	377	370
Segment/Consolidated Totals	$744	$731

The Turkey segment represents Seaboard’s investment in Butterball, LLC (“Butterball”), which is accounted for using the equity method. As of March 30, 2024 and December 31, 2023, Butterball had total assets of $1.2 billion and $1.1 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended
	March 30,	April 1,
(Millions of dollars)	2024	2023
Net sales	$370	$408
Operating income	$16	$50
Net income	$15	$48

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, Seaboard’s consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q and within Seaboard’s annual report on Form 10-K filed for the year ended December 31, 2023. Certain statements in this report contain forward-looking statements. See the section entitled “Forward-looking Statements” for more information on these forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

Management believes Seaboard’s combination of internally generated cash, liquidity, capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations in both the short-term and long-term.

Liquidity includes cash and cash equivalents, short-term investments and available borrowing capacity under line of credit facilities. As of March 30, 2024, Seaboard had cash and short-term investments of nearly $1.2 billion and total net working capital of $896 million. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,314
Amounts drawn against lines	(389)
Available borrowing capacity as of March 30, 2024	$925

As of March 30, 2024, $77 million of the $1.2 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During 2022, Seaboard reversed its indefinite reinvestment assertion in connection with certain previously-taxed undistributed earnings of its Seaboard Marine subsidiary due to the tax effectiveness of repatriating. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. Determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

Cash Flows

Cash provided by operating activities decreased $73 million for the three-month period of 2024 compared to the same period in 2023. Less cash generated from working capital of $130 million and less dividends received from affiliates of $17 million, were offset by an increase in net earnings, adjusted for non-cash items, of $76 million. The working capital changes primarily reflected a decrease in cash flows from receivables due to lower revenue.

Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities. Proceeds from the sale of short-term investments may be used to fund working capital needs and capital expenditure purchases. During the three months ended March 30, 2024, Seaboard invested $104 million in property, plant and equipment, of which $87 million was in the Pork segment for renewable biogas recovery projects and other investments.

For the remainder of 2024, management has budgeted capital expenditures totaling approximately $424 million. The Pork segment planned expenditures are primarily for biogas recovery projects, normal replacement of breeding herd and other investments. At certain hog farms, the Pork segment is constructing biogas recovery facilities to capture methane from its hog lagoons and inject it as renewable natural gas into the local pipeline infrastructure. The Marine segment planned expenditures include installment payments on vessels under construction. The payments for these vessels are made in accordance with milestones achieved throughout construction. Two vessels are expected to be complete in 2024 and six vessels are expected to be complete in 2025.

Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Cash flows from financing activities primarily include draws and repayments on lines of credit. Seaboard’s lines of credit are used to fund working capital and investments in capital expenditures, as needed. The primary long-term debt outstanding is a Term Loan due in 2033 with a balance of $970 million as of March 30, 2024.

RESULTS OF OPERATIONS

Seaboard’s operations are heavily commodity-driven and financial performance for certain subsidiaries is very cyclical based on respective commodity markets.

Net Sales

Net sales for the three-month period of 2024 decreased $308 million compared to the same period in 2023. The decrease primarily reflected a decline of $154 million in CT&M segment sales due to lower prices of commodities sold and a $116 million decline in Marine segment sales due to lower average freight rates. See the net sales discussion by reportable segment below for more details.

Operating Income (Loss)

Operating loss decreased $43 million for the three-month period of 2024 compared to the same period in 2023. The change primarily reflected a decrease of $164 million in Pork segment operating loss due to higher margins on the sale of pork products and market hogs, partially offset by a $81 million decrease in Marine segment operating income due to lower voyage revenue and a $25 million decrease in CT&M segment operating income due to mark-to-market losses on derivative contracts. See the operating income discussion by reportable segment below for more details.

Income Tax Expense

The effective tax rate for the three-month period of 2024 increased compared to the three-month period of 2023 primarily due to higher earnings compared to prior year. In 2021, the Organisation for Economic Co-operation and Development released Pillar Two Model Rules (“Pillar Two”). The model is designed to ensure large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate. The rules include transitional safe harbors which provide temporary exemption of operations in some jurisdictions if certain criteria are met. Some foreign jurisdictions in which Seaboard operates enacted Pillar Two legislation effective in 2024, but the impact will not be material to Seaboard in 2024. Seaboard is continuing to monitor legislative developments across relevant jurisdictions and the potential impact on future results.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income (loss) by reportable segment to consolidated net sales and consolidated operating income (loss), respectively.

Pork Segment

	Three Months Ended
	March 30,	April 1,	$	%
(Millions of dollars)	2024	2023	Change	Change
Net sales	$586	$614	$(28)	(5)%
Operating loss	$(48)	$(212)	$164	77%
Income from affiliates	$9	$10	$(1)	(10)%

The decrease in sales was due to lower biodiesel and renewable diesel sales of $86 million primarily driven by a decrease in volumes sold of $103 million, partially offset by an increase in the price and volume of associated credits sold which increased sales $28 million. The renewable diesel plant was not operational during the first quarter of 2024 due to maintenance and repairs. In addition, approximately half of the volume decrease was due to less biodiesel sold due to the timing of sales. The decrease in sales was partially offset by higher volumes and prices of pork products and market hogs sold which increased sales $31 million and $24 million, respectively.

The decrease in operating loss primarily reflected $180 million in higher margins on pork products and market hogs sold due to higher sales prices and lower hog production costs, including a decrease in adjustments to the lower of cost and net realizable value (“LCNRV”) inventory reserve of $92 million and lower feed costs of $37 million. An inventory adjustment has been necessary since the third quarter of 2022 to properly state the hog inventory balances at quoted future market prices for pork products and grain costs. With more favorable pork prices and grain commodity costs, the need for the LCNRV adjustment was minimal for the first quarter of 2024. Renewable diesel margins decreased primarily as a result of the plant maintenance and repairs during the first quarter of 2024. Management is unable to predict market prices for pork products, biodiesel, renewable diesel or the cost of feed or third-party hogs for future periods; however, based on current conditions management anticipates this segment to be profitable for the remainder of 2024.

CT&M Segment

	Three Months Ended
	March 30,	April 1,	$	%
(Millions of dollars)	2024	2023	Change	Change
Net sales	$1,190	$1,344	$(154)	(11)%
Operating income as reported	$18	$43	$(25)	(58)%
Mark-to-market adjustments	28	(7)	35	500%
Operating income excluding mark-to-market adjustments	$46	$36	$10	28%
Income (loss) from affiliates	$2	$(8)	$10	125%

The decrease in sales was primarily due to lower average sales prices which decreased sales $306 million, partially offset by higher volumes sold which increased sales $152 million. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

The decrease in operating income primarily reflected the change of $35 million in mark-to-market adjustments on derivative contracts. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods. However, management anticipates this segment will be profitable for the remainder of 2024, without the effects of mark-to-market adjustments on derivative contracts that cannot be predicted.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $28 million and lower by $7 million for the three-month period of 2024 and 2023, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2024. Eliminating these mark-to-market adjustments provides another presentation to compare and evaluate period-to-period financial results for this segment.

Marine Segment

	Three Months Ended
	March 30,	April 1,	$	%
(Millions of dollars)	2024	2023	Change	Change
Net sales	$332	$448	$(116)	(26)%
Operating income	$15	$96	$(81)	(84)%

The decrease in sales was primarily due to an overall decline in average freight rates as a result of the normalization of demand for ocean transportation services. Cargo volumes decreased 2% for the three-month period of 2024 compared to the three-month period of 2023.

The decrease in operating income was primarily the result of lower voyage revenue, partially offset by lower voyage-related costs, such as charter-hire and slot costs and trucking costs due to lower rates. Management cannot predict changes in fuel costs or other voyage costs, cargo volumes or cargo rates for future periods; however, management anticipates this segment will be profitable for the remainder of 2024.

Sugar and Alcohol Segment

	Three Months Ended
	March 30,	April 1,	$	%
(Millions of dollars)	2024	2023	Change	Change
Net sales	$33	$38	$(5)	(13)%
Operating income (loss)	$(5)	$6	$(11)	(183)%

Sugar sales decreased primarily due to lower volumes driven by less market demand. Alcohol sales primarily decreased due to lower governmental price adjustments that were not enough to compensate for the Argentine peso devaluation during the quarter.

The decrease in operating income primarily reflected lower margins of $10 million on alcohol sales due to higher production costs driven by inflationary pressure and lower revenue. Management cannot predict local sugar and alcohol prices or the volatility in the currency exchange rate for future periods, and management is uncertain whether this segment will be profitable for the remainder of 2024.

Power Segment

	Three Months Ended
	March 30,	April 1,	$	%
(Millions of dollars)	2024	2023	Change	Change
Net sales	$48	$52	$(4)	(8)%
Operating income	$7	$10	$(3)	(30)%

The decrease in sales primarily reflected lower dispatch volume of $7 million due to maintenance, partially offset by higher spot market rates.

The decrease in operating income reflected lower revenue partially offset by a decrease in natural gas fuel costs. Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods; however, management anticipates this segment will be profitable for the remainder of 2024. While EDM II, the barge that began operations in 2012, remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Turkey Segment

	Three Months Ended
	March 30,	April 1,	$	%
(Millions of dollars)	2024	2023	Change	Change
Income from affiliates	$7	$25	$(18)	(72)%

The Turkey segment represents Seaboard’s 52.5% investment in Butterball, which is accounted for using the equity method. Butterball’s net income decreased $33 million for the three-month period of 2024 compared to the same period in 2023. The decrease in net income was primarily the result of a $38 million decrease in sales due to a 7% decrease in the average selling price related to a decline in commodity pricing and a 3% decrease in volumes sold. The decrease in sales was partially offset by a 14% decrease in production costs, primarily related to lower feed costs. Management is unable to predict market prices for turkey products or the cost of feed for future periods; however, management anticipates this segment will be profitable for the remainder of 2024.

CRITICAL ACCOUNTING ESTIMATE

The preparation of Seaboard’s condensed consolidated financial statements requires Seaboard to make estimates, judgments, and assumptions. A summary of significant accounting policies and the critical accounting estimate is included in Seaboard’s annual report on Form 10-K for the year ended December 31, 2023. There were no changes to significant accounting policies or the critical accounting estimate during the three months ended March 30, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2023. See Note 5 to the condensed consolidated financial statements for further discussion of market risk exposure.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 30, 2024. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended March 30, 2024 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

During the three months ended March 30, 2024, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended March 30, 2024 otherwise reportable under this Item 5.

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

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, renewable diesel and biodiesel, freight, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter-hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiii) adverse results in pending or future litigation matters; or (xiv) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. Such factors include risks associated with international operations, including the ongoing conflict between Russia and Ukraine and tensions in the Middle East, deterioration of economic conditions, interest rate fluctuations, inflation, systemic pressures in the banking industry, including potential disruptions in credit markets, supply chain and labor market disruptions, stock price fluctuations, decentralization of operations, investments in non-consolidated affiliates, cyber-attacks and cybersecurity breaches, the food industry, health risks to animals, fluctuations in commodity prices, increases in costs of purchases, difficulties in obtaining and retaining appropriate personnel, the loss or closure of principal properties, disruptions of operations of suppliers and co-packers, ocean transportation, fluctuations in fuel costs, general risks of litigation, compliance with complex rules and regulations, including stringent environmental regulation and measures to address climate change, and specific risks relating to Seaboard’s segments. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K describes these factors and identifies other important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABOARD CORPORATION
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: April 30, 2024

by:	/s/ Barbara M. Smith
Barbara M. Smith Vice President and Corporate Controller

(principal accounting officer)

Date: April 30, 2024