Form 10-Q
period 2024-06-29
SEABOARD CORP /DE/
filed 2024-07-30
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

There were 971,055 shares of common stock, $1.00 par value per share, outstanding on July 23, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(Millions of dollars except share and per share amounts)	2024	2023	2024	2023
Net sales:
Products (includes sales to affiliates of $312, $290, $614 and $548)	$1,802	$1,957	$3,594	$3,941
Services (includes sales to affiliates of $12, $6, $19 and $12)	348	373	698	836
Other	59	63	108	115
Total net sales	2,209	2,393	4,400	4,892
Cost of sales and operating expenses:
Products	1,751	1,982	3,520	4,076
Services	289	275	586	606
Other	40	40	78	80
Total cost of sales and operating expenses	2,080	2,297	4,184	4,762
Gross income	129	96	216	130
Selling, general and administrative expenses	99	100	206	197
Operating income (loss)	30	(4)	10	(67)
Other income (expense):
Interest expense	(17)	(20)	(29)	(32)
Interest income (includes $0, $1, $1 and $3 from affiliates)	17	14	36	27
Income from affiliates	23	25	42	51
Other investment income, net	5	23	23	50
Foreign currency gains (losses), net	(11)	7	(12)	3
Miscellaneous, net	(1)	3	(1)	3
Total other income, net	16	52	59	102
Earnings before income taxes	46	48	69	35
Income tax benefit	15	4	14	1
Net earnings	$61	$52	$83	$36
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Seaboard	$61	$52	$83	$36

Earnings per common share	$62.82	$44.80	$85.47	$31.01
Average number of shares outstanding	971,055	1,160,779	971,055	1,160,779

Other comprehensive income (loss), net of income tax expense:
Foreign currency translation adjustment	—	1	(2)	13
Unrecognized pension cost	—	2	2	4
Other comprehensive income, net of tax	$—	$3	$—	$17
Comprehensive income	61	55	83	53
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Seaboard	$61	$55	$83	$53

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 29,	December 31,
(Millions of dollars except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$79	$56
Short-term investments	1,072	973
Receivables:
Trade	547	500
Due from affiliates	120	127
Other (includes $5 and $0 due from affiliates)	186	152
Total receivables	853	779
Allowance for credit losses	(30)	(30)
Receivables, net	823	749
Inventories	1,399	1,462
Other current assets	129	123
Total current assets	3,502	3,363
Property, plant and equipment, net of accumulated depreciation of $2,044 and $1,956	2,470	2,410
Operating lease right-of-use assets, net	390	394
Investments in and advances to affiliates	721	731
Goodwill	161	160
Deferred tax assets	227	199
Other non-current assets	227	309
Total assets	$7,698	$7,566
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$471	$255
Accounts payable (includes $32 and $1 due to affiliates)	359	400
Deferred revenue (includes $20 and $28 due to affiliates)	52	66
Operating lease liabilities	128	117
Other current liabilities	417	497
Total current liabilities	1,427	1,335
Long-term debt, less current maturities	992	997
Long-term operating lease liabilities	288	304
Other non-current liabilities	278	296
Total liabilities	2,985	2,932
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 971,055 shares in 2024 and 2023	1	1
Accumulated other comprehensive loss	(410)	(410)
Retained earnings	5,104	5,025
Total Seaboard stockholders’ equity	4,695	4,616
Noncontrolling interests	18	18
Total equity	4,713	4,634
Total liabilities and stockholders’ equity	$7,698	$7,566

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2022	$1	$(422)	$5,417	$18	$5,014
Comprehensive loss:
Net loss	—	—	(16)	—	(16)
Other comprehensive income, net of tax	—	14	—	—	14
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 1, 2023	$1	$(408)	$5,398	$18	$5,009
Comprehensive income:
Net earnings	—	—	52	—	52
Other comprehensive income, net of tax	—	3	—	—	3
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 1, 2023	$1	$(405)	$5,448	$18	$5,062

Balances, December 31, 2023	$1	$(410)	$5,025	$18	$4,634
Comprehensive income:
Net earnings	—	—	22	—	22
Other comprehensive income, net of tax	—	—	—	—	—
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 30, 2024	$1	$(410)	$5,045	$18	$4,654
Comprehensive income:
Net earnings	—	—	61	—	61
Other comprehensive income, net of tax	—	—	—	—	—
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 29, 2024	$1	$(410)	$5,104	$18	$4,713

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 29,	July 1,
(Millions of dollars)	2024	2023
Cash flows from operating activities:
Net earnings	$83	$36
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	142	142
Deferred income taxes	(30)	(60)
Income from affiliates	(42)	(51)
Dividends received from affiliates	40	65
Other investment income, net	(23)	(50)
Other, net	5	17
Changes in assets and liabilities, net of acquisition:
Receivables, net of allowance for credit losses	(59)	109
Inventories	54	66
Other assets	(10)	(7)
Accounts payable	(77)	(79)
Other liabilities, exclusive of debt	(58)	16
Net cash from operating activities	25	204
Cash flows from investing activities:
Purchase of short-term investments	(712)	(627)
Proceeds from the sale of short-term investments	721	507
Proceeds from the maturity of short-term investments	11	47
Capital expenditures	(237)	(219)
Proceeds from the sale of property, plant and equipment	15	20
Acquisition of a business	(3)	—
Proceeds from the sale of non-consolidated affiliates	13	—
Other, net	(14)	(10)
Net cash from investing activities	(206)	(282)
Cash flows from financing activities:
Uncommitted lines of credit, net	111	(89)
Draws under committed lines of credit	736	757
Repayments of committed lines of credit	(630)	(681)
Proceeds from payable to affiliate	29	—
Principal payments of long-term debt	(5)	(4)
Finance lease payments	(28)	(29)
Dividends paid	(4)	(5)
Other, net	(1)	—
Net cash from financing activities	208	(51)
Effect of exchange rate changes on cash and cash equivalents	(4)	(2)
Net change in cash and cash equivalents	23	(131)
Cash and cash equivalents at beginning of year	56	199
Cash and cash equivalents at end of period	$79	$68

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

Related-Party Transactions

Seaboard has investments in non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $17 million and $18 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $32 million and $44 million for the six months ended June 29, 2024 and July 1, 2023, respectively. During the second quarter of 2024, the Commodity Trading and Milling (“CT&M”) segment received $29 million on behalf of an affiliate. The amount is included in accounts payable and is payable upon demand.

Supplemental Cash Flow Information

Non-cash activities for the six months ended June 29, 2024 and July 1, 2023, included capital expenditures of $11 million and $6 million, respectively, that were in accounts payable. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Six Months Ended
	June 29,	July 1,
(Millions of dollars)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92	$97
Operating cash flows from finance leases	2	3
Financing cash flows from finance leases	28	29
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$73	$41
Finance leases	1	2

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was related to foreign currency translation of $1 million within the CT&M segment. As of June 29, 2024, intangible assets, included in other non-current assets, were $22 million, which consists of the gross carrying amount of $79 million, net of accumulated amortization of $51 million and net of accumulated foreign currency translation of $6 million.

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

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	June 29,	December 31,
(Millions of dollars)	2024	2023
Domestic equity securities	$211	$143
Foreign equity securities	101	96
Domestic debt securities	616	593
Foreign debt securities	127	120
Money market funds held in trading accounts	11	17
Other trading securities	6	4
Total trading short-term investments	$1,072	$973

The unrealized gain related to trading securities still held at the end of the respective reporting period was $5 million and $18 million for the three- and six-month periods ended June 29, 2024, respectively, and $17 million and $48 million for the three- and six-month periods ended July 1, 2023, respectively.

Seaboard had $37 million and $18 million of short-term investments denominated in foreign currencies, primarily euros, as of June 29, 2024 and December 31, 2023, respectively.

As of June 29, 2024, Seaboard had long-term investments of $133 million in real estate and renewable energy facilities, classified in other non-current assets on the condensed consolidated balance sheet. As of December 31, 2023, Seaboard had long-term investments of $207 million which included an investment of $68 million in a business development company (“BDC”). The BDC completed an initial public offering (“IPO”) and became a publicly traded company on the NYSE during the first quarter of 2024. Seaboard’s securities in this BDC are subject to standard contractual sale restrictions associated with an IPO, and have phased expiration dates, with all restrictions expiring by February 2025. As of June 29, 2024, the BDC securities are included in short-term investments on the condensed consolidated balance sheet and in domestic equity securities in the table above. The reclassification of these securities from long-term investments to short-term investments was a non-cash activity on the condensed consolidated statement of cash flows.

Note 3 – Inventories

The following is a summary of inventories:

	June 29,	December 31,
(Millions of dollars)	2024	2023
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$488	$527
Pork products and materials	64	61
Grains, oilseeds and other commodities	393	366
Biofuels and related credits	153	160
Other	109	124
Total inventories at lower of FIFO cost and NRV	1,207	1,238
Grain, flour and feed at lower of weighted average cost and NRV	192	224
Total inventories	$1,399	$1,462

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of June 29, 2024, the outstanding balances under committed and uncommitted lines of credit were $211 million and $260 million, respectively. Of the total outstanding balance as of June 29, 2024, $178 million was denominated in foreign currencies with $167 million denominated in the South African rand and the remaining in various other currencies. As of December 31, 2023, the outstanding balances under committed and uncommitted lines of credit were $105 million and $150 million, respectively. Of the total outstanding balance as of December 31, 2023, $70 million was denominated in foreign currencies, with $57 million denominated in the South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 7.48% and 7.34% as of June 29, 2024 and December 31, 2023, respectively.

Long-Term Debt

The following is a summary of long-term debt:

	June 29,	December 31,
(Millions of dollars)	2024	2023
Term Loan due 2033	$968	$973
Foreign subsidiary obligations	1	1
Other long-term debt	38	38
Total debt at face value	1,007	1,012
Current maturities and unamortized costs	(15)	(15)
Long-term debt, less current maturities and unamortized costs	$992	$997

The Term Loan due 2033 credit agreement provides for quarterly payments on the $975 million original principal balance, with the balance due on November 10, 2033. The interest rate was 7.04% and 7.08% as of June 29, 2024 and December 31, 2023, respectively. Seaboard was in compliance with all restrictive debt covenants relating to this agreement as of June 29, 2024.

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

In Seaboard’s opinion, it has made appropriate and adequate accruals for loss contingencies where necessary as of June 29, 2024. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

Pork Price-Fixing Antitrust Litigation

On June 28, 2018, twelve indirect purchasers of pork products filed a class action complaint in the U.S. District Court for the District of Minnesota (the “Minnesota District Court”) against several pork processors, including Seaboard Foods LLC (“Seaboard Foods”) and Agri Stats, Inc., a company described in the complaint as a data sharing service. Additional class action complaints with similar claims on behalf of putative classes of direct and indirect purchasers were later filed in the Minnesota District Court, and additional actions by standalone plaintiffs (including the Commonwealth of Puerto Rico) were filed in or transferred to the Minnesota District Court. The consolidated actions are styled In re Pork Antitrust Litigation. The complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees. On October 16, 2020, the Minnesota District Court denied the defendants’ motions to dismiss the amended complaints. On March 3, 2023, the Minnesota District Court granted the Plaintiffs’ Motions to Certify the Classes with respect to all three classes.

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

On June 12, 2023, Seaboard Foods entered into a settlement agreement with the putative direct purchaser plaintiff class (the “DPP Class”).  The settlement with the DPP Class does not cover the claims of (a) “direct action” plaintiffs (“DPPs”) that opted-out of Seaboard’s settlement with the DPP Class and are continuing direct actions; (b) other direct purchasers that opted-out of the settlement (“Other Opt-Outs”) and may in the future file actions against Seaboard; (c) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”); or (d) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”). Subsequent to the settlement with the DPP Class, Seaboard settled with some of the DPPs and Other Opt-Outs. Seaboard continues to litigate against the DPPs it has not settled with, but Seaboard will consider additional reasonable settlements where they are available. On June 18, 2024, and June 20, 2024, Seaboard Foods entered into settlement agreements with the CIIP Class and the EUCP Class, respectively, subject to court approval. Seaboard believes that these settlements were in the best interests of Seaboard and its stakeholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation.  Seaboard believes that it has meritorious defenses to the claims alleged in these matters and intends to vigorously defend any matters not resolved by settlement. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and if unfavorable, could result in a material liability.

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

On June 23, 2023, Seaboard Foods reached a settlement with the Class to settle the Class Action which was approved by the Court and paid during Seaboard’s first quarter of 2024.

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

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $50 million and assets of approximately $30 million. Based on the information received from the Trustee on the administration of the case and the liquidation of assets, as of June 29, 2024 the U.S. dollar equivalent of liabilities was estimated to be approximately $45 million, and the liquidation value of the remaining assets is negligible. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the liabilities of Cereoil, net of any amounts received from the liquidation of Cereoil’s assets, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses. Any award in this case should be reduced by the amount of any award in the Clawback Action described above that is paid to Cereoil.

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

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $29 million and assets of approximately $15 million. Based on the administration of the case which resulted in duplicative claims made in the Cereoil case and the liquidation of assets, as of June 29, 2024, the U.S. dollar equivalent of liabilities was estimated to be approximately $1 million, and there are no remaining assets with any value. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other defendants could be ordered to pay the liabilities of Nolston, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of such debt in order to further Seaboard’s business objectives. As of June 29, 2024, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as the likelihood of loss is remote.

Note 5 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	June 29,
(Millions of dollars)	2024	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$211	$211	$—	$—
Foreign equity securities	101	101	—	—
Domestic debt securities	616	170	446	—
Foreign debt securities	127	3	124	—
Money market funds held in trading accounts	11	11	—	—
Other trading securities	6	—	6	—
Trading securities – other current assets	17	17	—	—
Derivatives	8	6	2	—
Total assets	$1,097	$519	$578	$—
Liabilities:
Derivatives	$28	$27	$1	$—
Total liabilities	$28	$27	$1	$—

	December 31,
(Millions of dollars)	2023	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$143	$143	$—	$—
Foreign equity securities	96	96	—	—
Domestic debt securities	593	173	420	—
Foreign debt securities	120	3	117	—
Money market funds held in trading accounts	17	17	—	—
Other trading securities	4	—	4	—
Trading securities – other current assets	22	22	—	—
Long-term investment - BDC	68	—	68	—
Derivatives	12	9	3	—
Total assets	$1,075	$463	$612	$—
Liabilities:
Derivatives	$9	$4	$5	$—
Total liabilities	$9	$4	$5	$—

Financial instruments consisting of cash and cash equivalents, net receivables, accounts payable, and lines of credit are carried at cost, which approximates fair value as a result of the short-term nature of the instruments. The fair value of short-term investments is measured using multiple levels. Debt securities categorized as level 1 in the fair value hierarchy include debt securities held in mutual funds and exchange-traded funds.

As of December 31, 2023, Seaboard held a long-term investment in a BDC that primarily lends to and invests in debt securities of privately held companies. During the first quarter of 2024, the BDC completed an IPO, and the investment is included in short-term domestic equity securities as of June 29, 2024. See Note 2 to the condensed consolidated financial statements for further discussion.

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

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		June 29,	December 31,
(Millions)	Metric	2024	2023
Commodities:
Grain	Bushels	18	19
Hogs and pork products	Pounds	196	133
Soybean oil	Pounds	59	10
Foreign currencies	U.S. dollar	294	152

Credit risks associated with these derivative contracts are not significant because Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and using margin accounts for some contracts. As of June 29, 2024, the maximum amount of credit risk, had the counterparties failed to perform according to the terms of the contract, was $2 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		June 29,	December 31,		June 29,	December 31,
(Millions of dollars)		2024	2023		2024	2023
Commodities	Other current assets	$6	$9	Other current liabilities	$27	$4
Foreign currencies	Other current assets	2	3	Other current liabilities	1	5

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of June 29, 2024 and December 31, 2023, the commodity derivatives had a margin account balance of $64 million and $19 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $43 million and $24 million, respectively.

The following table provides the amount of gain (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Six Months Ended
		June 29,	July 1,	June 29,	July 1,
(Millions of dollars)		2024	2023	2024	2023
Commodities	Cost of sales	$(21)	$(22)	$(55)	$(25)
Foreign currencies	Cost of sales	5	(1)	4	2
Foreign currencies	Foreign currency gains (losses), net	3	(2)	5	(4)

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Cost		Total
Balance December 31, 2022	$(401)	$(21)		$(422)
Other comprehensive income before reclassifications	12	1		13
Amounts reclassified from AOCL to net earnings	—	1	(a)	1
Other comprehensive income, net of tax	12	2		14
Balance April 1, 2023	$(389)	$(19)		$(408)
Other comprehensive income before reclassifications	1	2		3
Amounts reclassified from AOCL to net earnings	—	—		—
Other comprehensive income, net of tax	1	2		3
Balance July 1, 2023	$(388)	$(17)		$(405)

Balance December 31, 2023	$(404)	$(6)		$(410)
Other comprehensive loss before reclassifications	(2)	—		(2)
Amounts reclassified from AOCL to net earnings	—	2	(a)	2
Other comprehensive income (loss), net of tax	(2)	2		—
Balance March 30, 2024	$(406)	$(4)		$(410)
Other comprehensive income before reclassifications	—	—		—
Amounts reclassified from AOCL to net earnings	—	—		—
Other comprehensive income, net of tax	—	—		—
Balance June 29, 2024	$(406)	$(4)		$(410)
(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.

Note 7 – Segment Information

Seaboard’s six reportable segments are: Pork, Liquid Fuels, CT&M, Marine, Power, and Turkey. All Other represents primarily a sugar and alcohol production and processing operation in Argentina and a jalapeño pepper processing operation in Honduras. Seaboard’s reporting segments are based on information used by Seaboard’s chief executive officer, in his capacity as chief operating decision maker (“CODM”), to determine allocation of resources and assess performance. Each of the six segments is separately managed.

The Pork segment primarily produces hogs to process and sells pork products to further processors, food service operators, distributors and grocery stores throughout the U.S. and in foreign markets. The Liquid Fuels segment produces renewable diesel and biodiesel from pork fat and other animal fats and vegetable oils, along with related environmental credits, for sale to third parties in the U.S. The CT&M segment is an integrated agricultural commodity trading, processing and logistics operation that markets wheat, corn, soybean meal and other agricultural commodities in bulk to third-party customers and to non-consolidated affiliates in international markets. The Marine segment provides cargo shipping services in the U.S., the Caribbean and Central and South America. The Power segment is an independent power producer in the Dominican Republic that owns two power-generating barges. The Turkey segment holds an equity method investment that produces and processes turkey products.

As previously disclosed, during the first quarter of 2024, Seaboard’s CODM announced changes to the organizational structure effective April 1, 2024, Seaboard’s second quarter. Beginning April 1, 2024, Seaboard’s CODM now has direct oversight of the liquid fuels business which had previously been reported in the Pork segment. As a result, this business is now reflected below as its own reportable segment. Additionally, the previously separate reportable Sugar and Alcohol segment is now included in All Other as the ongoing economic conditions of Argentina lessened this segment’s impact on the condensed consolidated financial statements. The prior period information below has been recast to conform to the new presentation.

Other than the below, there were no other noteworthy changes in the segments’ businesses or relationships with affiliates since December 31, 2023.

During the second quarter of 2024, the CT&M segment sold its remaining 20% interest in a North American protein and commodity trading company to the majority owner for cash proceeds of $13 million.

The following tables present Seaboard’s sales disaggregated by major product/service and segment:

Net Sales:	Three Months Ended June 29, 2024
		Liquid				All	Intersegment	Consolidated
(Millions of dollars)	Pork	Fuels	CT&M	Marine	Power	Other	Eliminations	Totals
External customer net sales
Products	$522	$118	$1,127	$—	$—	$35	$—	$1,802
Transportation	4	—	—	325	—	1	—	330
Energy	—	—	—	—	59	—	—	59
Other	14	—	4	—	—	—	—	18
Total external customer net sales	540	118	1,131	325	59	36	—	2,209
Intersegment net sales (a)	10	—	—	1	—	—	(11)	—
Segment/consolidated totals	$550	$118	$1,131	$326	$59	$36	$(11)	$2,209

Net Sales:	Three Months Ended July 1, 2023
		Liquid				All	Intersegment	Consolidated
(Millions of dollars)	Pork	Fuels	CT&M	Marine	Power	Other	Eliminations	Totals
External customer net sales
Products	$435	$148	$1,332	$—	$—	$42	$—	$1,957
Transportation	3	—	—	356	—	2	—	361
Energy	—	—	—	—	63	—	—	63
Other	9	—	3	—	—	—	—	12
Total external customer net sales	447	148	1,335	356	63	44	—	2,393
Intersegment net sales (a)	11	—	—	1	—	—	(12)	—
Segment/consolidated totals	$458	$148	$1,335	$357	$63	$44	$(12)	$2,393

Net Sales:	Six Months Ended June 29, 2024
		Liquid				All	Intersegment	Consolidated
(Millions of dollars)	Pork	Fuels	CT&M	Marine	Power	Other	Eliminations	Totals
External customer net sales
Products	$1,009	$205	$2,312	$—	$—	$68	$—	$3,594
Transportation	7	—	—	657	—	2	—	666
Energy	—	—	—	—	107	1	—	108
Other	23	—	9	—	—	—	—	32
Total external customer net sales	1,039	205	2,321	657	107	71	—	4,400
Intersegment net sales (a)	19	—	—	2	—	—	(21)	—
Segment/consolidated totals	$1,058	$205	$2,321	$659	$107	$71	$(21)	$4,400

Net Sales:	Six Months Ended July 1, 2023
		Liquid				All	Intersegment	Consolidated
(Millions of dollars)	Pork	Fuels	CT&M	Marine	Power	Other	Eliminations	Totals
External customer net sales
Products	$863	$322	$2,673	$—	$—	$83	$—	$3,941
Transportation	6	—	—	804	—	2	—	812
Energy	—	—	—	—	115	—	—	115
Other	18	—	6	—	—	—	—	24
Total external customer net sales	887	322	2,679	804	115	85	—	4,892
Intersegment net sales (a)	23	—	—	2	—	—	(25)	—
Segment/consolidated totals	$910	$322	$2,679	$806	$115	$85	$(25)	$4,892
(a)	The Pork segment’s intersegment sales primarily represent the sale of pork fat to the Liquid Fuels segment, which uses it as a feedstock in the renewable diesel and biodiesel production processes. The Marine segment’s intersegment sales primarily represent shipping services provided to the jalapeño pepper processing business. Intercompany transactions are eliminated in consolidation.

The following tables present Seaboard’s operating income (loss) and income (loss) from affiliates by segment. Operating income (loss) for segment reporting is prepared on the same basis as that used for consolidated operating income. Operating income (loss), along with income (loss) from affiliates for the Pork, CT&M, and Turkey segments, is used as the measure of evaluating segment performance because management does not consider interest, other investment income (loss) and income tax benefit (expense) on a segment basis. Administrative services provided by the corporate office are allocated to the individual segments and represent corporate services rendered to and costs incurred for each specific segment, with no allocation to individual segments of general corporate management oversight costs. Corporate operating results represent certain operating costs not specifically allocated to individual segments and include costs related to Seaboard’s deferred compensation plans, which are offset by the effect of the mark-to-market adjustments on these investments recorded in other investment income (loss), net.

Operating Income (Loss):	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(Millions of dollars)	2024	2023	2024	2023
Pork	$(4)	$(105)	$(3)	$(285)
Liquid Fuels	(27)	1	(76)	(31)
CT&M	34	17	52	60
Marine	18	60	33	156
Power	18	22	25	32
All Other	(4)	4	(9)	10
Segment Totals	35	(1)	22	(58)
Corporate	(5)	(3)	(12)	(9)
Consolidated Totals	$30	$(4)	$10	$(67)

Income (Loss) from Affiliates:	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(Millions of dollars)	2024	2023	2024	2023
Pork	$6	$9	$15	$19
CT&M	8	(2)	10	(10)
Marine	1	2	2	1
Power	—	—	—	—
Turkey	8	16	15	41
Segment/Consolidated Totals	$23	$25	$42	$51

The following tables present total assets by segment and the investments in and advances to affiliates by segment. Corporate assets primarily include cash and short-term investments, other current assets related to deferred compensation plans, long-term investments and other miscellaneous items.

Total Assets:	June 29,	December 31,
(Millions of dollars)	2024	2023
Pork	$2,133	$2,075
Liquid Fuels	617	646
CT&M	1,640	1,590
Marine	844	847
Power	319	337
Turkey	356	360
All Other	174	183
Segment Totals	6,083	6,038
Corporate	1,615	1,528
Consolidated Totals	$7,698	$7,566

Investments in and Advances to Affiliates:	June 29,	December 31,
(Millions of dollars)	2024	2023
Pork	$161	$154
CT&M	160	164
Marine	39	38
Power	3	3
Turkey	356	370
All Other	2	2
Segment/Consolidated Totals	$721	$731

The Turkey segment represents Seaboard’s investment in Butterball, LLC (“Butterball”), which is accounted for using the equity method. As of June 29, 2024 and December 31, 2023, Butterball had total assets of $1.2 billion and $1.1 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(Millions of dollars)	2024	2023	2024	2023
Net sales	$407	$458	$777	$866
Operating income	$18	$36	$34	$86
Net earnings	$14	$31	$29	$79

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

LIQUIDITY AND CAPITAL RESOURCES

Management believes Seaboard’s combination of internally generated capital resources and borrowing capabilities will be adequate for its existing operations and any currently known potential plans for expansion of existing operations in both the short-term and long-term.

Liquidity includes cash and cash equivalents, short-term investments and available borrowing capacity under lines of credit facilities. As of June 29, 2024, Seaboard had cash and short-term investments of nearly $1.2 billion and total net working capital of $924 million. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total Amount
(Millions of dollars)	Available
Short-term uncommitted and committed lines	$1,333
Amounts drawn against lines	(471)
Available borrowing capacity as of June 29, 2024	$862

As of June 29, 2024, $60 million of the $1.2 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During 2022, Seaboard reversed its indefinite reinvestment assertion in connection with certain previously-taxed undistributed earnings of its Seaboard Marine subsidiary due to the tax effectiveness of repatriating. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. As a result, Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. Determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

Cash Flows

Cash provided by operating activities decreased $179 million for the six months ended June 29, 2024, compared to the same period in 2023. Less cash generated from working capital of $252 million and less dividends received from affiliates of $25 million were partially offset by an increase in net earnings, adjusted for non-cash items, of $101 million. The working capital changes primarily reflected a decrease in cash flows from receivables due to lower revenue and timing of collections and an increase in cash flows related to payments of other liabilities.

Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities. Proceeds from the sale of short-term investments may be used to fund working capital needs and capital expenditure purchases. During the six months ended June 29, 2024, Seaboard invested $237 million in property, plant and equipment, including biogas recovery projects in the Pork segment and installment payments on vessels under construction in the Marine segment and other investments. At certain hog farms, the Pork segment is constructing biogas recovery facilities to capture methane from its hog lagoons and inject it as renewable natural gas into the local pipeline infrastructure. The payments for vessels are made in accordance with milestones achieved throughout construction and two vessels are expected to be completed in 2024. For the remainder of 2024, management has budgeted capital expenditures totaling approximately $320 million. Management anticipates paying for these capital expenditures from a combination of available cash, proceeds from the sale of available short-term investments and Seaboard’s available borrowing capacity.

Cash flows from financing activities primarily include draws and repayments on lines of credit. Seaboard’s lines of credit are used to fund working capital and investments in capital expenditures, as needed. The primary long-term debt outstanding is a Term Loan due in 2033 with a balance of $968 million as of June 29, 2024.

RESULTS OF OPERATIONS

As Seaboard’s operations are heavily commodity-driven, financial performance for certain subsidiaries is very cyclical based on respective commodity markets. Beginning in the second quarter of 2024, Liquid Fuels is a separate reportable segment and the former Sugar and Alcohol segment is no longer a separate reportable segment. The historical periods presented have been recast to reflect these changes. See Note 7 to the condensed consolidated financial statements for further discussion.

Net Sales

Net sales decreased $184 million and $492 million for the three- and six-month periods of 2024, respectively, compared to the same periods in 2023. The decrease for the three-month period reflected a decline of $204 million in CT&M segment sales primarily due to lower prices of commodities sold. The decrease for the six-month period primarily reflected a decline of $358 million in CT&M segment sales due to lower prices of commodities sold, partially offset by higher volumes sold, a decline in Marine segment sales of $147 million due to lower freight rates, and a decline in Liquid Fuels segment sales of $117 million due to lower volumes of fuel and environmental credits sold. The decreases were partially offset by an increase in Pork segment sales of $152 million due to higher selling prices and more pork products and market hogs sold. See the net sales discussion by reportable segment below for more details.

Operating Income (Loss)

Operating income increased $34 million and $77 million for the three- and six-month periods of 2024, respectively, compared to the same periods in 2023. The increase primarily reflected less Pork segment operating loss of $101 million and $282 million due to higher margins on the sale of pork products and market hogs, respectively, partially offset by a $42 million and $123 million decrease in Marine segment operating income due to lower voyage revenue, and a $28 million and $45 million decrease in Liquid Fuels segment operating income due to lower margins on fuel sales for the three- and six-month periods, respectively. See the operating income discussion by reportable segment below for more details.

Other Investment Income, Net

Other investment income, net decreased $18 million and $27 million for the three- and six-month periods of 2024, respectively, compared to the same periods in 2023, primarily due to unrealized mark-to-market losses on short-term investments.

Foreign Currency Gains (Losses), Net

Foreign currency gains, net decreased $18 million and $15 million for the three- and six-month periods of 2024, respectively, compared to the same periods in 2023, primarily due to fluctuations in the South African rand.

Income Tax Expense

The effective tax rate for the three- and six-month periods of 2024 was lower as compared to the same periods of 2023 due to increased federal and state tax credits. In 2021, the Organisation for Economic Co-operation and Development released Pillar Two Model Rules (“Pillar Two”). The model is designed to ensure large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate. The rules include transitional safe harbors that provide temporary exemption of operations in some jurisdictions if certain criteria are met. Some foreign jurisdictions in which Seaboard operates enacted Pillar Two legislation effective in 2024, but the impact will not be material to Seaboard in 2024. Seaboard is continuing to monitor legislative developments across relevant jurisdictions and the potential impact on future results.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income (loss) by reportable segment to consolidated net sales and consolidated operating income (loss), respectively.

Pork Segment

	Three Months Ended				Six Months Ended
	June 29,	July 1,	$	%	June 29,	July 1,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$540	$447	$93	21%	$1,039	$887	$152	17%
Operating loss	$(4)	$(105)	$(101)	(96)%	$(3)	$(285)	$(282)	(99)%
Income from affiliates	$6	$9	$(3)	(33)%	$15	$19	$(4)	(21)%

The increase in sales for the three- and six-month periods was primarily a result of higher prices due to commodity markets and higher volumes of pork products and market hogs sold due to more production. Higher prices contributed sales of $51 million and $66 million, and higher volumes contributed sales of $27 million and $63 million for the three- and six-month periods, respectively. This segment also produces renewable natural gas, but sales are currently not significant as production is dependent upon maturity of the lagoons.

The decrease in operating loss for the three- and six-month periods reflected higher margins on pork products and market hogs sold, primarily due to higher selling prices and lower hog production costs, including lower feed costs of $63 million and $100 million, respectively. Also, inventory adjustments to the lower of cost and net realizable value (“LCNRV”) reserve resulted in an increase of $40 million in operating loss for the three-month period and a $53 million decrease in operating loss for the six-month period based on a comparison of changes to the reserve per market prices at each respective period end. Inventory adjustments to the LCNRV reserve have been necessary since the third quarter of 2022 to properly state the hog inventory balances at quoted future market prices for pork products and grain costs. With the more favorable pork prices and lower grain commodity costs, the LCNRV reserve was not needed as of June 29, 2024. Management is unable to predict market prices for pork products, the cost of feed or third-party hogs for future periods; however, based on current conditions, management anticipates this segment to be near break-even for the remainder of 2024.

Liquid Fuels Segment

	Three Months Ended				Six Months Ended
	June 29,	July 1,	$	%	June 29,	July 1,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$118	$148	$(30)	(20)%	$205	$322	$(117)	(36)%
Operating income (loss)	$(27)	$1	$(28)	(2,800)%	$(76)	$(31)	$(45)	(145)%

The decrease in sales for the three- and six-month periods was due to lower fuel and environmental credit sales. Lower volumes of fuel sold decreased sales $19 million and $72 million for the three- and six-month periods, respectively, as the renewable diesel plant was not operational for approximately four months during the first half of 2024 due to maintenance and repairs and less biodiesel was sold due to the timing of sales. Management expects consistent production at the renewable diesel plant throughout the remainder of 2024. Lower market values of environmental credits decreased sales $12 million and $53 million for three- and six-month periods, respectively.

Operating income decreased for the three- and six-month periods primarily due to a decrease in margins of $27 million and $44 million, respectively. Margins decreased for the three- and six-month periods due to lower volumes produced and sold and higher maintenance and repair costs incurred at the renewable diesel plant, partially offset by a decrease in variable production costs, with a larger impact for the six-month period due to maintenance performed. Management is unable to predict market prices for biodiesel, renewable diesel, environmental credits, or the cost of feedstocks for future periods; however, based on current market conditions with lower renewable diesel and biodiesel prices and higher animal fat feedstock costs, management is uncertain whether this segment will be profitable for the remainder of 2024. Commodity markets are volatile, and management believes that current industry economic conditions are temporary.

CT&M Segment

	Three Months Ended				Six Months Ended
	June 29,	July 1,	$	%	June 29,	July 1,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$1,131	$1,335	$(204)	(15)%	$2,321	$2,679	$(358)	(13)%
Operating income as reported	$34	$17	$17	100%	$52	$60	$(8)	(13)%
Mark-to-market adjustments	1	14	(13)	(93)%	29	7	22	314%
Operating income excluding mark-to-market adjustments	$35	$31	$4	13%	$81	$67	$14	21%
Income (loss) from affiliates	$8	$(2)	$10	500%	$10	$(10)	$20	200%

The decrease in sales for the three- and six-month periods was primarily due to lower average sales prices of commodities sold which decreased sales $239 million and $541 million, respectively. The decrease was partially offset by higher volumes sold, which increased sales $34 million and $183 million for the three- and six-month periods, respectively. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

The increase in operating income for the three-month period primarily reflected the decrease of $13 million in mark-to-market losses on derivative contracts. The decrease in operating income for the six-month period reflected an increase of $22 million in mark-to-market losses on derivatives contracts, partially offset by higher margins due to lower commodity costs. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods; however, management anticipates this segment will be profitable for the remainder of 2024, without the effects of mark-to-market adjustments on derivative contracts that cannot be predicted.

Had Seaboard not applied mark-to-market accounting to its derivative instruments, operating income for this segment would have been higher by $1 million and $29 million for the three- and six-month periods of 2024, respectively, and higher by $14 million and $7 million for the three- and six-month periods of 2023, respectively. While management believes its commodity futures, options and foreign exchange contracts are primarily economic hedges of its firm purchase and sales contracts and anticipated sales contracts, Seaboard does not perform the extensive record-keeping required to account for these transactions as hedges for accounting purposes. Accordingly, while the changes in value of the derivative instruments were marked to market, the changes in value of the firm purchase or sales contracts were not. As products are delivered to customers, these existing mark-to-market adjustments should be primarily offset by realized margins or losses as revenue is recognized over time, and these mark-to-market adjustments could reverse in 2024. Eliminating these mark-to-market adjustments provides another presentation to compare and evaluate period-to-period financial results for this segment.

CT&M’s investments in affiliates are represented by numerous milling, feed and protein affiliates, with no individual investment representing a material fluctuation. The increase in income from affiliates for the three- and six-month periods was primarily due to higher margins with lower commodity costs.

Marine Segment

	Three Months Ended				Six Months Ended
	June 29,	July 1,	$	%	June 29,	July 1,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$325	$356	$(31)	(9)%	$657	$804	$(147)	(18)%
Operating income	$18	$60	$(42)	(70)%	$33	$156	$(123)	(79)%

The decrease in sales for the three- and six-month periods was due to an overall decline in average freight rates due to competitive pressures. The decrease was partially offset by an increase in cargo volumes, which increased 10% and 3% for the three- and six-month periods of 2024, respectively, compared to the same periods in 2023.

The decrease in operating income for the three-month period was primarily the result of lower voyage revenue and an increase in terminal services and trucking costs due to higher cargo volumes, partially offset by lower charter-hire costs. The decrease in operating income for the six-month period was primarily the result of lower voyage revenue, partially offset by lower voyage-related costs, primarily charter-hire costs. More recently, charter-hire rates are rising due to increased global demand for vessels. Management cannot predict changes in fuel costs or other voyage costs, cargo volumes or cargo rates for future periods; however, management anticipates this segment will be profitable for the remainder of 2024.

Power Segment

	Three Months Ended				Six Months Ended
	June 29,	July 1,	$	%	June 29,	July 1,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$59	$63	$(4)	(6)%	$107	$115	$(8)	(7)%
Operating income	$18	$22	$(4)	(18)%	$25	$32	$(7)	(22)%

The decrease in sales primarily reflected less power generation, impacting sales $4 million and $12 million for the three- and six-month periods, respectively, due to power generation from lower variable-cost producers and maintenance conducted primarily in the first quarter, partially offset by an increase in spot market rates due to higher fuel prices.

The decrease in operating income for the three- and six-month periods primarily reflected lower revenue. During the three-month period of 2024, lower fuel costs due to less consumption were offset by higher fuel prices. During the six-month period of 2024, lower fuel costs due primarily to less consumption were partially offset by maintenance costs incurred in the first quarter of 2024. Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods; however, management anticipates this segment will be profitable for the remainder of 2024. While EDM II, the barge that began operations in 2012, remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Turkey Segment

	Three Months Ended				Six Months Ended
	June 29,	July 1,	$	%	June 29,	July 1,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Income from affiliates	$8	$16	$(8)	(50)%	$15	$41	$(26)	(63)%

The Turkey segment represents Seaboard’s 52.5% investment in Butterball, which is accounted for using the equity method. Butterball’s net income decreased $17 million and $50 million for the three- and six-month periods of 2024, compared to the same periods in 2023, respectively. The decrease in net income was primarily due to lower margins on turkey products sold. The decrease in sales of $51 million and $89 million for the three- and six-month periods, respectively, were partially offset by a decrease in production costs primarily related to lower feed costs. The average selling price decreased 7% for each period due to a decline in commodity pricing, and volumes sold decreased 5% and 4% for the three- and six-month periods, respectively. Management is unable to predict market prices for turkey products or the cost of feed for future periods; however, management anticipates this segment will be profitable for the remainder of 2024.

CRITICAL ACCOUNTING ESTIMATE

The preparation of Seaboard’s condensed consolidated financial statements requires Seaboard to make estimates, judgments, and assumptions. A summary of significant accounting policies and the critical accounting estimate is included in Seaboard’s annual report on Form 10-K for the year ended December 31, 2023. There were no changes to significant accounting policies or the critical accounting estimate during the six months ended June 29, 2024.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 29, 2024. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended June 29, 2024 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10-K for the year ended December 31, 2023.

Item 5.  Other Information

During the three months ended June 29, 2024, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended June 29, 2024 otherwise reportable under this Item 5.

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

Date: July 30, 2024

by:	/s/ Barbara M. Smith
Barbara M. Smith
Vice President, Corporate Controller

(principal accounting officer)

Date: July 30, 2024