Form 10-Q
period 2024-09-28
SEABOARD CORP /DE/
filed 2024-10-29
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

There were 971,055 shares of common stock, $1.00 par value per share, outstanding on October 22, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(Millions of dollars except share and per share amounts)	2024	2023	2024	2023
Net sales:
Products (includes sales to affiliates of $278, $291, $892 and $839)	$1,805	$1,966	$5,399	$5,907
Services (includes sales to affiliates of $9, $7, $28 and $19)	344	349	1,042	1,185
Other	69	73	177	188
Total net sales	2,218	2,388	6,618	7,280
Cost of sales and operating expenses:
Products	1,731	1,905	5,251	5,981
Services	305	276	891	882
Other	45	42	123	122
Total cost of sales and operating expenses	2,081	2,223	6,265	6,985
Gross income	137	165	353	295
Selling, general and administrative expenses	105	98	311	295
Operating income	32	67	42	—
Other income (expense):
Interest expense	(21)	(9)	(50)	(41)
Interest income (includes $1, $1, $2 and $4 from affiliates)	16	18	52	45
Income from affiliates	17	23	59	74
Other investment income (loss), net	6	(7)	29	43
Foreign currency gains (losses), net	(9)	—	(21)	3
Miscellaneous, net	—	1	(1)	4
Total other income, net	9	26	68	128
Earnings before income taxes	41	93	110	128
Income tax benefit (expense)	(190)	33	(176)	34
Net earnings (loss)	$(149)	$126	$(66)	$162
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Seaboard	$(149)	$126	$(66)	$162

Earnings (loss) per common share	$(153.44)	$108.55	$(67.97)	$139.56
Average number of shares outstanding	971,055	1,160,779	971,055	1,160,779

Other comprehensive income (loss), net of income tax expense:
Foreign currency translation adjustment	3	(3)	1	10
Unrecognized pension cost	1	—	3	4
Other comprehensive income (loss), net of tax	$4	$(3)	$4	$14
Comprehensive income (loss)	(145)	123	(62)	176
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Seaboard	$(145)	$123	$(62)	$176

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 28,	December 31,
(Millions of dollars except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$106	$56
Short-term investments	1,096	973
Receivables:
Trade	585	500
Due from affiliates	88	127
Other (includes $5 and $0 due from affiliates)	177	152
Total receivables	850	779
Allowance for credit losses	(31)	(30)
Receivables, net	819	749
Inventories	1,356	1,462
Other current assets	136	123
Total current assets	3,513	3,363
Property, plant and equipment, net of accumulated depreciation of $2,098 and $1,956	2,522	2,410
Operating lease right-of-use assets, net	372	394
Investments in and advances to affiliates	725	731
Goodwill	161	160
Deferred tax assets	32	199
Other non-current assets	209	309
Total assets	$7,534	$7,566
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$427	$255
Accounts payable (includes $31 and $1 due to affiliates)	361	400
Deferred revenue (includes $13 and $28 due to affiliates)	63	66
Operating lease liabilities	125	117
Other current liabilities	461	497
Total current liabilities	1,437	1,335
Long-term debt, less current maturities	992	997
Long-term operating lease liabilities	273	304
Other non-current liabilities	266	296
Total liabilities	2,968	2,932
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 971,055 shares in 2024 and 2023	1	1
Accumulated other comprehensive loss	(406)	(410)
Retained earnings	4,953	5,025
Total Seaboard stockholders’ equity	4,548	4,616
Noncontrolling interests	18	18
Total equity	4,566	4,634
Total liabilities and stockholders’ equity	$7,534	$7,566

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2022	$1	$(422)	$5,417	$18	$5,014
Comprehensive loss:
Net loss	—	—	(16)	—	(16)
Other comprehensive income, net of tax	—	14	—	—	14
Dividends on common stock ($2.25/share)	—	—	(3)	—	(3)
Balances, April 1, 2023	$1	$(408)	$5,398	$18	$5,009
Comprehensive income:
Net earnings	—	—	52	—	52
Other comprehensive income, net of tax	—	3	—	—	3
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 1, 2023	$1	$(405)	$5,448	$18	$5,062
Comprehensive income:
Net earnings	—	—	126	—	126
Other comprehensive loss, net of tax	—	(3)	—	—	(3)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, September 30, 2023	$1	$(408)	$5,572	$18	$5,183

Balances, December 31, 2023	$1	$(410)	$5,025	$18	$4,634
Comprehensive income:
Net earnings	—	—	22	—	22
Other comprehensive income, net of tax	—	—	—	—	—
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 30, 2024	$1	$(410)	$5,045	$18	$4,654
Comprehensive income:
Net earnings	—	—	61	—	61
Other comprehensive income, net of tax	—	—	—	—	—
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 29, 2024	$1	$(410)	$5,104	$18	$4,713
Comprehensive loss:
Net loss	—	—	(149)	—	(149)
Other comprehensive income, net of tax	—	4	—	—	4
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, September 28, 2024	$1	$(406)	$4,953	$18	$4,566

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 28,	September 30,
(Millions of dollars)	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$(66)	$162
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	215	214
Deferred income taxes	164	(87)
Income from affiliates	(59)	(74)
Dividends received from affiliates	51	88
Other investment income, net	(29)	(43)
Payment of contingent consideration liability in excess of acquisition date fair value	—	(16)
Other, net	3	18
Changes in assets and liabilities, net of acquisitions:
Receivables, net of allowance for credit losses	(67)	200
Inventories	110	158
Other assets	(10)	8
Accounts payable	(74)	(63)
Other liabilities, exclusive of debt	(19)	16
Net cash from operating activities	219	581
Cash flows from investing activities:
Purchase of short-term investments	(1,030)	(1,712)
Proceeds from the sale of short-term investments	1,048	1,671
Proceeds from the maturity of short-term investments	14	59
Capital expenditures	(373)	(344)
Proceeds from the sale of property, plant and equipment	23	28
Proceeds from the sale of non-consolidated affiliates	13	—
Investment in and advances to affiliates, net	—	(11)
Purchase of long-term investments	(6)	(11)
Other, net	(10)	(2)
Net cash from investing activities	(321)	(322)
Cash flows from financing activities:
Uncommitted lines of credit, net	103	(155)
Draws under committed lines of credit	998	819
Repayments of committed lines of credit	(928)	(950)
Proceeds from payable to affiliate	29	—
Principal payments of long-term debt	(5)	(6)
Finance lease payments	(38)	(43)
Payment of contingent consideration	—	(14)
Dividends paid	(6)	(7)
Other, net	(1)	—
Net cash from financing activities	152	(356)
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Net change in cash and cash equivalents	50	(99)
Cash and cash equivalents at beginning of year	56	199
Cash and cash equivalents at end of period	$106	$100

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

Related-Party Transactions

Seaboard has investments in non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $16 million and $22 million for the three months ended September 28, 2024 and September 30, 2023, respectively, and $48 million and $66 million for the nine months ended September 28, 2024 and September 30, 2023, respectively. During the second quarter of 2024, the Commodity Trading and Milling (“CT&M”) segment received $29 million on behalf of an affiliate. The amount is included in accounts payable and is payable upon demand.

Supplemental Cash Flow Information

Non-cash activities for the nine months ended September 28, 2024 and September 30, 2023, included capital expenditures of $12 million and less than $1 million, respectively, that were in accounts payable. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 28,	September 30,
(Millions of dollars)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$137	$145
Operating cash flows from finance leases	4	5
Financing cash flows from finance leases	38	43
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$94	$48
Finance leases	1	5

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was related to foreign currency translation of $1 million within the CT&M segment. As of September 28, 2024, intangible assets, included in other non-current assets, were $20 million, which consisted of the gross carrying amount of $79 million, net of accumulated amortization of $53 million and accumulated foreign currency translation of $6 million.

Recently Issued Accounting Standards and Disclosure Rules Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that requires incremental segment disclosures on an annual and interim basis related to significant segment expenses. Seaboard will adopt this guidance in its annual report on Form 10-K for the year ended December 31, 2024 (“2024 10-K”), and interim periods beginning on January 1, 2025. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. Seaboard is currently evaluating the impact this guidance will have on its related disclosures. Pursuant to discussions with Seaboard’s chief executive officer (“CEO”), the chief operating decision maker (“CODM”), significant segment expenses have been evaluated and retrospective data is being compiled for enhanced segment disclosures to be included in Seaboard’s segment footnotes in the 2024 10-K.

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

In March 2024, the Securities and Exchange Commission (the “SEC”) adopted final rules to enhance and standardize climate-related disclosures in registration statements and annual reports on Form 10-K. The new rules would require climate-related disclosures related to governance, strategy, risk management, targets and goals and greenhouse gas emissions. Additionally, within the notes to the financial statements, the rules would require disclosure of financial statement effects of severe weather events and other natural conditions and other climate-related financial metrics as applicable. Certain elements of the new rules are currently scheduled to become effective for Seaboard’s annual reporting period beginning on January 1, 2025, with the remaining requirements to be phased-in effective for subsequent fiscal years beginning after December 31, 2025. On April 4, 2024, the SEC issued an order staying the effectiveness of the final rules pending completion of the judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. Seaboard is currently evaluating the impact the rules will have on its disclosures.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	September 28,	December 31,
(Millions of dollars)	2024	2023
Domestic equity securities	$218	$143
Foreign equity securities	108	96
Domestic debt securities	620	593
Foreign debt securities	127	120
Money market funds held in trading accounts	18	17
Other trading securities	5	4
Total trading short-term investments	$1,096	$973

The unrealized gain (loss) related to trading securities still held at the end of the respective reporting period was $27 million and $44 million for the three- and nine-month periods ended September 28, 2024, respectively, and ($1) million and $28 million for the three- and nine-month periods ended September 30, 2023, respectively.

Seaboard had $31 million and $18 million of short-term investments denominated in foreign currencies, primarily euros, as of September 28, 2024 and December 31, 2023, respectively.

As of September 28, 2024, Seaboard had long-term investments of $135 million in real estate and renewable energy facilities, classified in other non-current assets on the condensed consolidated balance sheet. As of December 31, 2023, Seaboard had long-term investments of $207 million which included an investment of $68 million in a business development company (“BDC”). The BDC completed an initial public offering (“IPO”) and became a publicly traded company on the NYSE during the first quarter of 2024. Seaboard’s securities in this BDC are subject to standard contractual sale restrictions associated with an IPO. These sale restrictions have phased expiration dates, with all restrictions expiring by February 2025. As of September 28, 2024, the BDC securities are included in short-term investments on the condensed consolidated balance sheet and in domestic equity securities in the table above. The reclassification of these securities from long-term investments to short-term investments was a non-cash activity on the condensed consolidated statement of cash flows.

Note 3 – Inventories

The following is a summary of inventories:

	September 28,	December 31,
(Millions of dollars)	2024	2023
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$468	$527
Pork products and materials	73	61
Grains, oilseeds and other commodities	362	366
Biofuels and related credits	148	160
Other	105	124
Total inventories at lower of FIFO cost and NRV	1,156	1,238
Grain, flour and feed at lower of weighted average cost and NRV	200	224
Total inventories	$1,356	$1,462

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of September 28, 2024, the outstanding balances under committed and uncommitted lines of credit were $175 million and $252 million, respectively. Of the total outstanding balance as of September 28, 2024, $175 million was denominated in foreign currencies with $152 million denominated in the South African rand and the remaining in various other currencies. As of December 31, 2023, the outstanding balances under committed and uncommitted lines of credit were $105 million and $150 million, respectively. Of the total outstanding balance as of December 31, 2023, $70 million was denominated in foreign currencies, with $57 million denominated in the South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 7.43% and 7.34% as of September 28, 2024 and December 31, 2023, respectively.

Long-Term Debt

The following is a summary of long-term debt:

	September 28,	December 31,
(Millions of dollars)	2024	2023
Term Loan due 2033	$968	$973
Foreign subsidiary obligations	1	1
Other long-term debt	38	38
Total debt at face value	1,007	1,012
Current maturities and unamortized costs	(15)	(15)
Long-term debt, less current maturities and unamortized costs	$992	$997

The Term Loan due 2033 credit agreement provides for quarterly payments on the $975 million original principal balance, with the balance due on November 10, 2033, the maturity date. The interest rate was 6.56% and 7.08% as of September 28, 2024 and December 31, 2023, respectively. Seaboard was in compliance with all restrictive debt covenants relating to this agreement as of September 28, 2024.

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

In Seaboard’s opinion, it has made appropriate and adequate accruals for loss contingencies where necessary as of September 28, 2024. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

Seaboard believes that it has meritorious defenses to the claims asserted in the matters described below, and it intends to defend them vigorously, but litigation is inherently unpredictable and there can be no assurances as to their outcomes. Seaboard does not currently believe that any of these matters will have a material adverse effect on its business or its consolidated financial position, results of operations or cash flows. However, Seaboard could incur judgments, enter into settlements or revise its expectations regarding the outcome of matters, which could have a material adverse effect in the particular annual or quarterly period in which the amounts are accrued or paid.

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

As to the suit against Seaboard Corporation, on October 21, 2021, the Plaintiffs filed an amended complaint which principally added allegations that there were other callings made by Seaboard Marine at the Port of Mariel and that Seaboard Corporation engaged in a pattern of doing business with individuals and entities in contravention of U.S. foreign policy. Seaboard Corporation filed a Motion to Dismiss, which is currently pending. On September 28, 2022, the Delaware District Court stayed this lawsuit against Seaboard Corporation until 30 days after the outcome of the Appeal in the Seaboard Marine case.

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

On June 12, 2023, Seaboard Foods entered into a settlement agreement with the putative direct purchaser plaintiff class (the “DPP Class”).  The settlement with the DPP Class does not cover the claims of (a) “direct action” plaintiffs (“DPPs”) that opted-out of Seaboard’s settlement with the DPP Class and are continuing direct actions; (b) other direct purchasers that opted-out of the settlement (“Other Opt-Outs”) and may in the future file actions against Seaboard; (c) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”); or (d) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”). Subsequent to the settlement with the DPP Class, Seaboard settled with some of the DPPs and Other Opt-Outs. Seaboard continues to litigate against the DPPs it has not settled with, but Seaboard will consider additional reasonable settlements where they are available. On June 18, 2024, and June 20, 2024, Seaboard Foods entered into settlement agreements with the CIIP Class and the EUCP Class, respectively, subject to court approval. On August 7, 2024, Seaboard Foods entered into a settlement agreement with the state of Alaska. Seaboard believes that these settlements were in the best interests of Seaboard and its stakeholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation.  Seaboard believes that it has meritorious defenses to the claims alleged in these matters and intends to vigorously defend any matters not resolved by settlement. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and if unfavorable, could result in a material liability.

Pork Compensation Antitrust Litigation

On November 11, 2022, three employees of pork or beef processing plants filed a class action complaint (the “Class Action”) in the U.S. District Court for the District of Colorado (the “Court”), individually and on behalf of all other employees at such plants (the “Class”), against several pork and beef processors and their subsidiaries and related companies, including Seaboard Foods. The complaint alleges, among other things, that beginning in January 2014, the defendants conspired in violation of antitrust laws to fix and depress the compensation paid to the Class by, among other things, participating in third-party compensation surveys and exchanging wage-related information through a third-party benchmarking service. The relief sought includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees.

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

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency, and thus should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $50 million and assets of approximately $30 million. Based on the information received from the Trustee on the administration of the case and the liquidation of assets, as of September 28, 2024, the U.S. dollar equivalent of liabilities was estimated to be approximately $45 million, and the liquidation value of the remaining assets is negligible. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the liabilities of Cereoil, net of any amounts received from the liquidation of Cereoil’s assets, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses. Any award in this case should be reduced by the amount of any award in the Clawback Action described above that is paid to Cereoil.

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

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency, and thus should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $29 million and assets of approximately $15 million. Based on the administration of the case which resulted in duplicative claims made in the Cereoil case and the liquidation of assets, as of September 28, 2024, the U.S. dollar equivalent of liabilities was estimated to be approximately $1 million, and there are no remaining assets with any value. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other defendants could be ordered to pay the liabilities of Nolston, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of such debt in order to further Seaboard’s business objectives. As of September 28, 2024, guarantees outstanding were not material. Seaboard has not accrued a liability for any of the guarantees as the likelihood of loss is remote.

Note 5 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	September 28,
(Millions of dollars)	2024	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$218	$218	$—	$—
Foreign equity securities	108	108	—	—
Domestic debt securities	620	156	464	—
Foreign debt securities	127	7	120	—
Money market funds held in trading accounts	18	18	—	—
Other trading securities	5	—	5	—
Trading securities – other current assets	18	18	—	—
Derivatives	20	20	—	—
Total assets	$1,134	$545	$589	$—
Liabilities:
Derivatives	$17	$10	$7	$—
Total liabilities	$17	$10	$7	$—

	December 31,
(Millions of dollars)	2023	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$143	$143	$—	$—
Foreign equity securities	96	96	—	—
Domestic debt securities	593	173	420	—
Foreign debt securities	120	3	117	—
Money market funds held in trading accounts	17	17	—	—
Other trading securities	4	—	4	—
Trading securities – other current assets	22	22	—	—
Long-term investment - BDC	68	—	68	—
Derivatives	12	9	3	—
Total assets	$1,075	$463	$612	$—
Liabilities:
Derivatives	$9	$4	$5	$—
Total liabilities	$9	$4	$5	$—

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

As of December 31, 2023, Seaboard held a long-term investment in a BDC that primarily lends to and invests in debt securities of privately held companies. During the first quarter of 2024, the BDC completed an IPO, and the investment is included in short-term domestic equity securities as of September 28, 2024. See Note 2 to the condensed consolidated financial statements for further discussion.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As Seaboard’s long-term debt is mostly variable-rate, the carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value on its condensed consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy.

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses various commodity derivative futures and options contracts to manage some of its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Seaboard also enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk with respect to certain variable-rate long-term debt and enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Although management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. These derivative contracts are recorded at fair value, with any changes in fair value recognized in the condensed consolidated statements of comprehensive income (loss). As the derivative contracts are not accounted for as hedges, fluctuations in the related prices or rates could have a material impact on earnings in any given reporting period. The nature of Seaboard’s market risk exposure has not materially changed since December 31, 2023.

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		September 28,	December 31,
(Millions)	Metric	2024	2023
Commodities:
Grain	Bushels	28	19
Hogs and pork products	Pounds	103	133
Soybean oil	Pounds	26	10
Foreign currencies	U.S. dollar	307	152

Credit risks associated with these derivative contracts are not significant because Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and using margin accounts for some commodity contracts. As of September 28, 2024, the maximum amount of credit risk related to foreign currency contracts, had the counterparties failed to perform according to the terms of the contract, was less than $1 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		September 28,	December 31,		September 28,	December 31,
(Millions of dollars)		2024	2023		2024	2023
Commodities	Other current assets	$20	$9	Other current liabilities	$10	$4
Foreign currencies	Other current assets	—	3	Other current liabilities	7	5

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of September 28, 2024 and December 31, 2023, the commodity derivatives had a margin account balance of $24 million and $19 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $34 million and $24 million, respectively.

The following table provides the amount of gain (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income (loss):

		Three Months Ended		Nine Months Ended
		September 28,	September 30,	September 28,	September 30,
(Millions of dollars)		2024	2023	2024	2023
Commodities	Cost of sales	$3	$—	$(52)	$(25)
Foreign currencies	Cost of sales	11	1	15	3
Foreign currencies	Foreign currency gains (losses), net	(9)	4	(4)	—

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Cost		Total
Balance December 31, 2022	$(401)	$(21)		$(422)
Other comprehensive income before reclassifications	12	1		13
Amounts reclassified from AOCL to net earnings	—	1	(a)	1
Other comprehensive income, net of tax	12	2		14
Balance April 1, 2023	$(389)	$(19)		$(408)
Other comprehensive income before reclassifications	1	2		3
Amounts reclassified from AOCL to net earnings	—	—		—
Other comprehensive income, net of tax	1	2		3
Balance July 1, 2023	$(388)	$(17)		$(405)
Other comprehensive loss before reclassifications	(3)	—		(3)
Amounts reclassified from AOCL to net earnings	—	—		—
Other comprehensive income (loss), net of tax	(3)	—		(3)
Balance September 30, 2023	$(391)	$(17)		$(408)

Balance December 31, 2023	$(404)	$(6)		$(410)
Other comprehensive loss before reclassifications	(2)	—		(2)
Amounts reclassified from AOCL to net earnings	—	2	(a)	2
Other comprehensive income (loss), net of tax	(2)	2		—
Balance March 30, 2024	$(406)	$(4)		$(410)
Other comprehensive income before reclassifications	—	—		—
Amounts reclassified from AOCL to net earnings	—	—		—
Other comprehensive income, net of tax	—	—		—
Balance June 29, 2024	$(406)	$(4)		$(410)
Other comprehensive income before reclassifications	2	1		3
Amounts reclassified from AOCL to net earnings	1	—		1
Other comprehensive income, net of tax	3	1		4
Balance September 28, 2024	$(403)	$(3)		$(406)
(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.

Note 7 – Segment Information

Seaboard’s six reportable segments are: Pork, Liquid Fuels, CT&M, Marine, Power, and Turkey. All Other represents primarily a sugar and alcohol production and processing operation in Argentina and a jalapeño pepper processing operation in Honduras. Seaboard’s reporting segments are based on information used by Seaboard’s CEO, in his capacity as CODM, to determine allocation of resources and assess performance. Each of the six segments is separately managed.

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

During Seaboard’s second quarter of 2024, changes to Seaboard’s organizational structure became effective, and Seaboard’s CODM assumed direct oversight of the liquid fuels business, which had previously been reported in the Pork segment. As a result, the liquid fuels business became its own reportable segment. Additionally, the previously separate reportable Sugar and Alcohol segment became part of All Other as the ongoing economic conditions of Argentina reduced this segment’s impact on the condensed consolidated financial statements. The prior period information below has been recast to conform to the new presentation.

Other than the below, there were no other noteworthy changes in the segments’ businesses or relationships with affiliates since December 31, 2023.

During the second quarter of 2024, the CT&M segment sold its remaining 20% interest in a North American protein and commodity trading company to the majority owner of that company for cash proceeds of $13 million.

The following tables present Seaboard’s sales disaggregated by major product/service and segment:

Net Sales:	Three Months Ended September 28, 2024
		Liquid				All	Intersegment	Consolidated
(Millions of dollars)	Pork	Fuels	CT&M	Marine	Power	Other	Eliminations	Totals
External customer net sales
Products	$477	$182	$1,111	$—	$—	$35	$—	$1,805
Transportation	5	—	—	324	—	—	—	329
Energy	—	—	—	—	66	3	—	69
Other	11	—	4	—	—	—	—	15
Total external customer net sales	493	182	1,115	324	66	38	—	2,218
Intersegment net sales (a)	9	—	—	1	—	—	(10)	—
Segment/consolidated totals	$502	$182	$1,115	$325	$66	$38	$(10)	$2,218

Net Sales:	Three Months Ended September 30, 2023
		Liquid				All	Intersegment	Consolidated
(Millions of dollars)	Pork	Fuels	CT&M	Marine	Power	Other	Eliminations	Totals
External customer net sales
Products	$471	$208	$1,249	$—	$—	$38	$—	$1,966
Transportation	3	—	—	333	—	—	—	336
Energy	—	—	—	—	71	2	—	73
Other	9	—	4	—	—	—	—	13
Total external customer net sales	483	208	1,253	333	71	40	—	2,388
Intersegment net sales (a)	12	—	—	1	—	—	(13)	—
Segment/consolidated totals	$495	$208	$1,253	$334	$71	$40	$(13)	$2,388

Net Sales:	Nine Months Ended September 28, 2024
		Liquid				All	Intersegment	Consolidated
(Millions of dollars)	Pork	Fuels	CT&M	Marine	Power	Other	Eliminations	Totals
External customer net sales
Products	$1,486	$387	$3,423	$—	$—	$103	$—	$5,399
Transportation	12	—	—	981	—	2	—	995
Energy	—	—	—	—	173	4	—	177
Other	34	—	13	—	—	—	—	47
Total external customer net sales	1,532	387	3,436	981	173	109	—	6,618
Intersegment net sales (a)	28	—	—	3	—	—	(31)	—
Segment/consolidated totals	$1,560	$387	$3,436	$984	$173	$109	$(31)	$6,618

Net Sales:	Nine Months Ended September 30, 2023
		Liquid				All	Intersegment	Consolidated
(Millions of dollars)	Pork	Fuels	CT&M	Marine	Power	Other	Eliminations	Totals
External customer net sales
Products	$1,334	$530	$3,922	$—	$—	$121	$—	$5,907
Transportation	9	—	—	1,137	—	2	—	1,148
Energy	—	—	—	—	186	2	—	188
Other	27	—	10	—	—	—	—	37
Total external customer net sales	1,370	530	3,932	1,137	186	125	—	7,280
Intersegment net sales (a)	35	—	—	3	—	—	(38)	—
Segment/consolidated totals	$1,405	$530	$3,932	$1,140	$186	$125	$(38)	$7,280
(a)	The Pork segment’s intersegment sales primarily represent the sale of pork fat to the Liquid Fuels segment, which uses it as a feedstock in the renewable diesel and biodiesel production processes. The Marine segment’s intersegment sales primarily represent shipping services provided to the jalapeño pepper processing business. Intercompany transactions are eliminated in consolidation.

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

Operating Income (Loss):	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(Millions of dollars)	2024	2023	2024	2023
Pork	$12	$(40)	$9	$(325)
Liquid Fuels	(24)	6	(100)	(25)
CT&M	31	33	83	93
Marine	(1)	40	32	196
Power	20	27	45	59
All Other	—	7	(9)	17
Segment Totals	38	73	60	15
Corporate	(6)	(6)	(18)	(15)
Consolidated Totals	$32	$67	$42	$—

Income (Loss) from Affiliates:	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(Millions of dollars)	2024	2023	2024	2023
Pork	$6	$8	$21	$27
CT&M	4	(6)	14	(16)
Marine	1	1	3	2
Power	—	—	—	—
Turkey	6	20	21	61
Segment/Consolidated Totals	$17	$23	$59	$74

The following tables present total assets by segment and the investments in and advances to affiliates by segment. Corporate assets primarily include cash and short-term investments, other current assets related to deferred compensation plans, long-term investments and other miscellaneous items.

Total Assets:	September 28,	December 31,
(Millions of dollars)	2024	2023
Pork	$2,120	$2,075
Liquid Fuels	609	646
CT&M	1,600	1,590
Marine	898	847
Power	320	337
Turkey	359	360
All Other	179	183
Segment Totals	6,085	6,038
Corporate	1,449	1,528
Consolidated Totals	$7,534	$7,566

Investments in and Advances to Affiliates:	September 28,	December 31,
(Millions of dollars)	2024	2023
Pork	$158	$154
CT&M	163	164
Marine	39	38
Power	3	3
Turkey	359	370
All Other	3	2
Segment/Consolidated Totals	$725	$731

The Turkey segment represents Seaboard’s investment in Butterball, LLC (“Butterball”), which is accounted for using the equity method. As of September 28, 2024 and December 31, 2023, Butterball had total assets of $1.2 billion and $1.1 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(Millions of dollars)	2024	2023	2024	2023
Net sales	$484	$534	$1,261	$1,400
Operating income	$16	$43	$50	$129
Net earnings	$10	$38	$39	$117

Note 8 – Income Taxes

Seaboard assesses the realizability of its deferred tax assets each reporting period. A valuation allowance is established if it is more likely than not that the deferred tax assets will not be realized. Realizability of deferred tax assets is based on the weight of available positive and negative evidence to estimate whether sufficient future taxable income will be generated. A valuation allowance is maintained on deferred tax assets until there is sufficient evidence to support the reversal of the valuation allowance.

As of September 28, 2024, Seaboard’s U.S. operations were in a historical three-year cumulative loss position, which is significant objective negative evidence under U.S. GAAP, specifically Accounting Standards Codification (“ASC”) 740 Income Taxes. Also, ASC 740 generally precludes consideration of expected future earnings in determining whether deferred tax assets are realizable. Due to the three-year cumulative loss and Seaboard’s inability to consider expected future earnings, Seaboard recorded a valuation allowance adjustment totaling $176 million, with a corresponding charge to income tax expense, during the third quarter of 2024. A valuation allowance was not needed on certain transferable tax credits that Seaboard has the intent and ability to sell.

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

Liquidity includes cash and cash equivalents, short-term investments and available borrowing capacity under lines of credit facilities. As of September 28, 2024, Seaboard had cash and short-term investments of nearly $1.2 billion and total net working capital of $874 million. The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total Amount
(Millions of dollars)	Available
Short-term uncommitted and committed lines	$1,323
Amounts drawn against lines	(427)
Available borrowing capacity as of September 28, 2024	$896

As of September 28, 2024, $87 million of the $1.2 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During 2022, Seaboard reversed its indefinite reinvestment assertion in connection with certain previously-taxed undistributed earnings of its Seaboard Marine subsidiary due to the tax effectiveness of repatriating. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. As a result, Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. Determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

Cash Flows

Cash provided by operating activities decreased $362 million for the nine months ended September 28, 2024, compared to the same period in 2023. The decrease in cash generated from working capital was $361 million on a net basis. The working capital changes primarily reflected a decrease in cash flows from receivables of $267 million due to timing of collections, a decrease in cash flows for inventories due to lower commodity prices of $48 million and an increase in cash flows related to payments of other liabilities of $35 million. The change in earnings, adjusted for non-cash items, including the valuation allowance adjustment of $176 million to offset U.S. deferred tax assets for the nine-months ended September 28, 2024, was not significant period-over-period.

Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities. Proceeds from the sale of short-term investments may be used to fund working capital needs and capital expenditure purchases. During the nine months ended September 28, 2024, Seaboard invested $373 million in property, plant and equipment, including biogas recovery projects in the Pork segment and installment payments on vessels under construction in the Marine segment and other investments. At certain hog farms, the Pork segment is constructing biogas recovery facilities to capture methane from its hog lagoons and inject it as renewable natural gas into the local pipeline infrastructure. One dual-fueled vessel was completed and delivered during the third quarter of 2024, and another vessel is expected to be completed during the fourth quarter of 2024. For the remainder of 2024, management has budgeted capital expenditures totaling approximately $165 million. Management anticipates paying for these capital expenditures from a combination of available cash, proceeds from the sale of available short-term investments and Seaboard’s available borrowing capacity.

Cash flows from financing activities primarily include draws and repayments on lines of credit. Seaboard’s lines of credit are used to fund working capital and investments in capital expenditures, as needed. The primary long-term debt outstanding is a Term Loan due in 2033 with a balance of $968 million as of September 28, 2024.

RESULTS OF OPERATIONS

Beginning in the second quarter of 2024, Liquid Fuels became a separate reportable segment and the former Sugar and Alcohol segment became part of All Other. The historical periods presented have been recast to reflect these changes. See Note 7 to the condensed consolidated financial statements for further discussion.

Net Sales

Net sales decreased $170 million and $662 million for the three- and nine-month periods of 2024, respectively, compared to the same periods in 2023. The decrease for the three-month period primarily reflected a decline of $138 million in CT&M segment sales due to lower prices of commodities sold. The decrease for the nine-month period primarily reflected a decline of $496 million in CT&M segment sales due to lower prices of commodities sold, partially offset by higher volumes sold, a decline in Marine segment sales of $156 million due to lower freight rates, and a decline in Liquid Fuels segment sales of $143 million due to lower prices of environmental credits sold. The decreases were partially offset by an increase in Pork segment sales of $162 million due primarily to higher volumes of pork products and market hogs sold. See the net sales discussion by reportable segment below for more details.

Operating Income (Loss)

Operating income decreased $35 million and increased $42 million for the three- and nine-month periods of 2024, respectively, compared to the same periods in 2023. The decrease for the three-month period primarily reflected a decline in operating income in the Liquid Fuels and Marine segments of $30 million and $41 million, respectively, partially offset by an increase in Pork segment operating income of $52 million. The increase in operating income for the nine-month period primarily reflected an increase in Pork segment operating income of $334 million due to higher margins on the sale of pork products and market hogs, partially offset by a $164 million decrease in Marine segment operating income due to lower voyage revenue, and a $75 million decrease in Liquid Fuels segment operating income. See the operating income discussion by reportable segment below for more details.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7 million and $16 million for the three- and nine-month periods of 2024, respectively, compared to the same periods in 2023, primarily due to higher personnel costs, partially offset by the final adjustment to the contingent consideration liability recognized and paid during the third quarter of 2023.

Interest Expense

Interest expense increased $12 million and $9 million for the three- and nine-month periods of 2024, respectively, compared to the same periods in 2023. The increase for the three-month period was primarily due to higher interest rates on more outstanding debt and a decrease in capitalized interest on construction in progress. In November 2023, Seaboard amended its Term Loan Credit Agreement and increased the principal amount from $700 million to $975 million. The increase for the nine-month period primarily related to higher interest rates on more outstanding debt, partially offset by an increase in capitalized interest on construction in progress.

Foreign Currency Gains (Losses), Net

Foreign currency gains, net decreased $9 million and $24 million for the three- and nine-month periods of 2024, respectively, compared to the same periods in 2023, primarily due to fluctuations in the South African rand.

Income Tax Expense

The effective tax rate for the three- and nine-month periods of 2024 was higher as compared to the same periods of 2023 primarily due to a valuation allowance on U.S. deferred tax assets recorded during the third quarter of 2024, partially offset by increased federal and state tax credits. As a result of establishing the valuation allowance against the U.S. deferred tax asset balances, Seaboard was unable to recognize a benefit of its year-to-date domestic losses and certain tax credits. See Note 8 to the condensed consolidated financial statements for additional information on factors that contributed to the valuation allowance during the third quarter of 2024. Seaboard has a history of using tax credits before they expire, and although U.S. GAAP required Seaboard to record a valuation allowance based on past results, management currently believes that these deferred tax assets will be realized in the future over time, although there can be no assurance as to the timing or if these will be realized at all. Seaboard’s federal tax credits have long carryforward periods that expire between 2042 and 2044. Despite recent pre-tax book losses in the U.S. operations as a result of challenging commodity conditions, Seaboard has no federal net operating loss carryforwards.

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

Pork Segment

	Three Months Ended				Nine Months Ended
	Sept. 28,	Sept. 30,	$	%	Sept. 28,	Sept. 30,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$493	$483	$10	2%	$1,532	$1,370	$162	12%
Operating income (loss)	$12	$(40)	$52	130%	$9	$(325)	$334	103%
Income from affiliates	$6	$8	$(2)	(25)%	$21	$27	$(6)	(22)%

For the three-month period of 2024, higher volumes of pork products and market hogs sold contributed sales of $31 million and were offset by a decrease in the market price, reducing sales $32 million. Renewable natural gas sales increased, but sales are currently not significant. For the nine-month period of 2024, higher volumes of pork products and market hogs sold contributed sales of $102 million and higher market prices contributed to an increase in sales of $34 million.

The increase in operating income for the three- and nine-month periods of 2024 reflected higher margins on pork products and market hogs sold, primarily due to higher sales and lower hog production costs, including lower feed costs of $41 million and $141 million, respectively, and mark-to-market gains on derivative contracts. Also, inventory adjustments to the lower of cost and net realizable value (“LCNRV”) reserve resulted in a decrease of $9 million and an increase of $44 million in operating income for the three- and nine-month periods of 2024, respectively, based on a comparison of changes to the reserve per market prices at each respective period end. Inventory adjustments to the LCNRV reserve were necessary since the third quarter of 2022 to properly state the hog inventory balances at quoted future market prices for pork products and grain costs. With more favorable pork prices and lower grain commodity costs, the LCNRV reserve was not needed for the second and third quarter of 2024. Management is unable to predict market prices for pork products, the cost of feed or third-party hogs for future periods; however, based on current conditions, management anticipates this segment to be profitable for the remainder of 2024.

Liquid Fuels Segment

	Three Months Ended				Nine Months Ended
	Sept. 28,	Sept. 30,	$	%	Sept. 28,	Sept. 30,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$182	$208	$(26)	(13)%	$387	$530	$(143)	(27)%
Operating income (loss)	$(24)	$6	$(30)	(500)%	$(100)	$(25)	$(75)	(300)%

The decrease in sales for the three-month period of 2024 was due to lower market prices and volumes of environmental credits sold of $36 million and $9 million, respectively, partially offset by an increase in fuel sales of $19 million. Higher volumes of fuel sold increased sales $49 million, partially offset by lower prices which decreased sales $29 million. The increase in fuel volumes sold was primarily a result of consistent production at the renewable diesel plant during the third quarter of 2024. The decrease in sales for the nine-month period of 2024 was due to lower environmental credits sales and fuel sales of $94 million and $49 million, respectively. The decrease in environmental credit sales was primarily the result of lower market prices which decreased sales $88 million. As the renewable diesel plant was not operational for approximately four months during the first half of 2024 due to maintenance and repairs, fuel sales were impacted. Lower volumes of fuel sold decreased sales $30 million.

Operating income decreased for the three- and nine-month periods of 2024 primarily due to a decrease in margins of $28 million and $71 million, respectively. Margins decreased for the three-month period due to lower sales prices and higher production costs on fuel gallons sold. The decrease for the nine-month period primarily reflected lower sales, partially offset by a decrease in production costs. Management is unable to predict market prices for biodiesel, renewable diesel, environmental credits, or the cost of feedstocks for future periods; however, based on current market conditions with lower renewable diesel and biodiesel prices and higher animal fat feedstock costs, management is uncertain whether this segment will be profitable for the remainder of 2024. Commodity markets are volatile, and management believes that current industry economic conditions are temporary.

With the passing of the Inflation Reduction Act of 2022, the federal blender’s credits are expected to expire after December 31, 2024. A new clean fuel production credit will replace the federal blender’s credits starting in 2025 with value based on the greenhouse gas emissions factor of fuel produced and sold. This clean fuel production credit is expected to be less than the federal blender’s credit; however regulatory guidance is pending in order to implement this new credit. For the nine-month periods of 2024 and 2023, the federal blender’s credits included in sales was $88 million and $82 million, respectively.

CT&M Segment

	Three Months Ended				Nine Months Ended
	Sept. 28,	Sept. 30,	$	%	Sept. 28,	Sept. 30,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$1,115	$1,253	$(138)	(11)%	$3,436	$3,932	$(496)	(13)%
Operating income	$31	$33	$(2)	(6)%	$83	$93	$(10)	(11)%
Income (loss) from affiliates	$4	$(6)	$10	167%	$14	$(16)	$30	188%

The decrease in sales for the three- and nine-month periods of 2024 was primarily due to lower average sales prices of commodities sold which decreased sales $212 million and $753 million, respectively. The decrease was partially offset by higher volumes sold, which increased sales $74 million and $257 million for the three- and nine-month periods, respectively. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

The slight decrease in operating income for the three-month period of 2024 primarily reflected lower margins related to the decline in sales prices. The decrease in operating income for the nine-month period of 2024 reflected an increase of $22 million in mark-to-market losses on derivatives contracts, partially offset by higher margins due to lower commodity costs. Due to worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets, management is unable to predict sales and operating results for this segment for future periods; however, management anticipates this segment will be profitable for the remainder of 2024, without the effects of mark-to-market adjustments on derivative contracts that cannot be predicted.

CT&M’s investments in affiliates are represented by numerous milling, feed and protein affiliates, with no individual investment representing a material fluctuation. The increase in income from affiliates for the three- and nine-month periods of 2024 was primarily due to higher margins with lower commodity costs.

Marine Segment

	Three Months Ended				Nine Months Ended
	Sept. 28,	Sept. 30,	$	%	Sept. 28,	Sept. 30,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$324	$333	$(9)	(3)%	$981	$1,137	$(156)	(14)%
Operating income (loss)	$(1)	$40	$(41)	(103)%	$32	$196	$(164)	(84)%

The decrease in sales for the three- and nine-month periods of 2024 was due to an overall decline in average freight rates due to competitive pressures, partially offset by an increase in cargo volumes. Cargo volumes increased 9% and 5% for the three- and nine-month periods of 2024, respectively, compared to the same periods in 2023.

The decrease in operating income for the three-month period of 2024 was primarily the result of lower voyage revenue and an increase in voyage-related costs primarily due to the increase in cargo volumes and rates of some services received, such as stevedoring. The decrease in operating income for the nine-month period of 2024 was primarily the result of lower voyage revenue. An increase in stevedoring and terminal costs was offset by lower charter-hire costs. Management cannot predict changes in fuel costs or other voyage costs, cargo volumes or cargo rates for future periods; however, management anticipates this segment will be profitable for the remainder of 2024.

Power Segment

	Three Months Ended				Nine Months Ended
	Sept. 28,	Sept. 30,	$	%	Sept. 28,	Sept. 30,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales	$66	$71	$(5)	(7)%	$173	$186	$(13)	(7)%
Operating income	$20	$27	$(7)	(26)%	$45	$59	$(14)	(24)%

The decrease in sales for the three-month period of 2024 primarily reflected lower spot market rates due to lower fuel prices. The decrease in sales for the nine-month period of 2024 primarily reflected less power generation due to repairs and maintenance conducted during 2024.

The decrease in operating income for the three- and nine-month periods of 2024 primarily reflected lower revenue. During the nine-month period of 2024, lower fuel costs were offset by an increase in maintenance costs. Management cannot predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods; however, management anticipates this segment will be profitable for the remainder of 2024. While EDM II, the barge that began operations in 2012, remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Turkey Segment

	Three Months Ended				Nine Months Ended
	Sept. 28,	Sept. 30,	$	%	Sept. 28,	Sept. 30,	$	%
(Millions of dollars)	2024	2023	Change	Change	2024	2023	Change	Change
Income from affiliates	$6	$20	$(14)	(70)%	$21	$61	$(40)	(66)%

The Turkey segment represents Seaboard’s 52.5% investment in Butterball, which is accounted for using the equity method. Butterball’s net income decreased $28 million and $78 million for the three- and nine-month periods of 2024, compared to the same periods in 2023, respectively. The decrease in net income was primarily due to a decrease in sales of $50 million and $139 million for the three- and nine-month periods of 2024, respectively, due to weaker pricing, partially offset by lower production costs. The average selling price decreased 10% and 8% for the three- and nine-month periods of 2024, respectively, primarily due to lower market prices. Sales volumes did not have a significant impact on the results of the three-and nine-month periods. Management is unable to predict market prices for turkey products or the cost of feed for future periods; however, management anticipates this segment will be profitable for the remainder of 2024.

CRITICAL ACCOUNTING ESTIMATE

The preparation of Seaboard’s condensed consolidated financial statements requires Seaboard to make estimates, judgments, and assumptions. A summary of significant accounting policies and the critical accounting estimate is included in Seaboard’s annual report on Form 10-K for the year ended December 31, 2023. There were no changes to significant accounting policies or the critical accounting estimate during the nine months ended September 28, 2024.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 28, 2024. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended September 28, 2024 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors as previously disclosed in Seaboard’s annual report on Form 10-K for the year ended December 31, 2023.

Item 5.  Other Information

During the three months ended September 28, 2024, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended September 28, 2024 otherwise reportable under this Item 5.

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

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, renewable diesel and biodiesel, freight, sugar, alcohol, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiii) adverse results in pending or future litigation matters; (xiv) Seaboard’s ability to realize deferred tax assets or the need to record valuation allowances in future periods; or (xv) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. Such factors include risks associated with international operations, including the ongoing conflict between Russia and Ukraine and tensions in the Middle East, deterioration of economic conditions, interest rate fluctuations, inflation, systemic pressures in the banking industry, including potential disruptions in credit markets, supply chain and labor market disruptions, stock price fluctuations, decentralization of operations, investments in non-consolidated affiliates, inherent uncertainties in the determination of the valuation allowance on deferred income tax assets, cyber-attacks and cybersecurity breaches, the food industry, health risks to animals, fluctuations in commodity prices, increases in costs of purchases, difficulties in obtaining and retaining appropriate personnel, the loss or closure of principal properties, disruptions of operations of suppliers and co-packers, ocean transportation, fluctuations in fuel costs, general risks of litigation, compliance with complex rules and regulations, including stringent environmental regulation and measures to address climate change, and specific risks relating to Seaboard’s segments. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K describes these factors and identifies other important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seaboard Corporation
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin
Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: October 29, 2024

by:	/s/ Barbara M. Smith
Barbara M. Smith
Vice President, Corporate Controller

(principal accounting officer)

Date: October 29, 2024