Form 10-K
period 2024-12-31
SEABOARD CORP /DE/
filed 2025-02-13
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission file number: 1-3390

SEABOARD CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2260388
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9000 West 67th Street, Merriam, Kansas	66202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (913) 676-8928

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $1.00 Par Value	SEB	NYSE American

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company☐	Emerging growth company ☐

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                              ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              Yes ☐ No ☒

The aggregate market value of the 256,852 shares of Seaboard common stock held by nonaffiliates was $811,842,390 based on the closing price of $3,160.74 per share on June 28, 2024, the end of Seaboard’s most recently completed second fiscal quarter. As of January 31, 2025, the number of shares of common stock outstanding was 971,055.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2024.

SEABOARD CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2024

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

In more specific terms, forward-looking statements include, without limitation:

●	statements concerning the projection of revenues, income or loss, capital expenditures, capital structure or other financial items;
●	statements regarding the plans and objectives of management for future operations;
●	statements of future economic performance;
●	statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:
(i)	Seaboard’s ability to obtain adequate financing and liquidity;
(ii)	the price of feedstocks and other materials used by Seaboard;
(iii)	the sale price or market conditions for pork, agricultural commodities, renewable diesel, biodiesel and related environmental credits, turkey and other products and services;
(iv)	the recorded tax effects under certain circumstances and changes in tax laws;
(v)	the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling (“CT&M”) segment;
(vi)	the charter hire rates and fuel prices for vessels;
(vii)	the fuel costs and related spot market prices for electricity in the Dominican Republic;
(viii)	the effect of the fluctuation in foreign currency exchange rates;
(ix)	the profitability or sales volume of any of Seaboard’s segments;
(x)	the anticipated costs and completion timetables for Seaboard’s capital improvements, acquisitions and dispositions;
(xi)	the productive capacity of assets that are planned or under construction, and the timing of the commencement of operations;
(xii)	potential future impact on Seaboard’s business of new legislation, rules or policies;
(xiii)	adverse results in pending litigation matters;
(xiv)	Seaboard’s ability to realize deferred tax assets or the need to record valuation allowances in future periods;
(xv)	expectations regarding future regulatory developments or other matters and whether such matters will or will not have a material adverse effect on Seaboard’s results of operations, business or financial condition, including any preliminary estimates of such effects; or
(xvi)	other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Item 1. Business

Company Overview

Seaboard Corporation and its subsidiaries (collectively, “Seaboard”) together comprise a diversified group of companies that operate worldwide in agricultural, energy and ocean transport businesses. Seaboard is primarily engaged in hog production, pork processing and biofuel production in the United States (“U.S.”); commodity trading and grain processing in Africa and South America; cargo shipping services in the U.S., Caribbean and Central and South America; electric power generation in the Dominican Republic; and sugar and alcohol production in Argentina. Seaboard also has an equity method investment in Butterball, LLC (“Butterball”), a producer and processor of turkey products. Seaboard’s diverse operations are relatively decentralized, with each segment having a management team that operates independently of the others.

Seaboard was originally founded in 1918 as a flour brokerage business and was organized as a Delaware corporation in 1946. In its over 100-year history, Seaboard has grown under generations of family leadership and broadened its portfolio of industries. Approximately 73% of the outstanding common stock of Seaboard is collectively owned by Seaboard Flour LLC and SFC Preferred, LLC, which are Delaware limited liability companies. Ellen Bresky, the Chairwoman of Seaboard’s Board of Directors (the “Board”), and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred, LLC.

All of Seaboard’s segments provide essential goods or services, including food, energy and transportation. Accordingly, most of Seaboard’s operations are heavily commodity-driven, resulting in high volatility due to market prices and a cyclical nature of financial performance. With operations in over 45 countries, Seaboard is impacted by global economic conditions. Seaboard has continued to invest in its businesses to increase reliability and efficiencies, vertically integrate its operations, innovate, and promote sustainability.

Seaboard has six reportable segments: Pork, CT&M, Marine, Liquid Fuels, Power and Turkey. All Other represents primarily a sugar and alcohol production and processing operation in Argentina and a jalapeño pepper processing operation in Honduras. Changes to Seaboard’s reportable segments were made in 2024. Liquid Fuels, previously part of the Pork segment, became a separate reportable segment and the previously separate Sugar and Alcohol reportable segment became part of All Other as the economic conditions in Argentina over several years reduced this segment’s impact on overall company performance. See Note 13 to the consolidated financial statements for additional information regarding these changes and each segment’s contribution to net sales and operating income (loss), and its respective assets and capital expenditures. Additional information regarding sales and property, plant and equipment located in foreign locations is also included in Note 13 to the consolidated financial statements.

Description of Segments

Pork Segment - Seaboard, through its subsidiary Seaboard Foods LLC (“Seaboard Foods”), is a vertically integrated pork producer that primarily produces and sells pork products to further processors, foodservice operators, distributors and grocery stores. This segment sells to U.S. customers and exports to Japan, Mexico, China and numerous other foreign markets. This segment’s operations consist of hog production facilities for genetic and commercial breeding, farrowing, nursery and finishing and a pork processing plant in Oklahoma.

Seaboard has a 50% investment in Seaboard Triumph Foods, LLC (“STF”), which operates a pork processing plant in Iowa with a capacity to process approximately six million hogs annually. Seaboard and Triumph Foods, LLC (“Triumph”), an independent pork processor, supply a portion of the hogs processed at the STF plant. Seaboard also has a 50% investment in Daily’s Premium Meats, LLC (“Daily’s”), which produces and markets raw and pre-cooked bacon, using pork bellies primarily sourced from Seaboard, Triumph and STF, at Daily’s locations in Utah, Montana and Missouri. Seaboard accounts for these investments under the equity method of accounting. Seaboard has marketing agreements with STF, Daily’s and Triumph to market their products and has a margin-sharing arrangement with Triumph that considers the average sales price, standard costs and the mix of products sold from the Seaboard and Triumph plants.

This segment also produces swine-derived renewable natural gas with its integrated model of hog operations, covered anaerobic digester lagoons and biomethane upgrading facilities at certain of its hog farms in Texas, Oklahoma and Kansas. Environmental credits are generated upon gas production and then sold to third parties. Most sites are in the early stages of operations.

CT&M Segment - Seaboard’s CT&M segment, which is managed under the name of Seaboard Overseas and Trading Group (“SOTG”), is an integrated agricultural commodity trading, processing and logistics company. Seaboard’s CT&M segment has ownership interests in several non-consolidated affiliates to further its business strategies. Overall, the CT&M segment, including its affiliates, has facilities in 26 countries, primarily in Africa and South America. The majority of the trading business is transported with chartered vessels or vessels this segment owns.

Marine Segment - Seaboard, through its subsidiary Seaboard Marine Ltd. and various foreign-affiliated companies and third-party agents, provides cargo shipping services in the U.S. and 26 countries in the Caribbean and Central and South America. This segment’s primary operations are in Miami, Florida, and scheduled port calls are made in Brooklyn, New York; Houston, Texas; New Orleans, Louisiana; Philadelphia, Pennsylvania; Gloucester, New Jersey; Wilmington, North Carolina; Savannah, Georgia; and various foreign ports in the Caribbean and Central and South America. A network of offices and agents are used to sell freight services, including intermodal transport of import and export cargo by truck or rail to and from various U.S. and foreign ports. This segment’s fleet consists of chartered and owned vessels. Two new dual-fueled vessels were completed and delivered in 2024, and six other dual-fueled vessels are under construction and planned to be completed in 2025. These new vessels are expected to be primarily fueled by liquefied natural gas.

Liquid Fuels Segment - Seaboard, through its subsidiary Seaboard Energy, LLC, produces biodiesel at facilities in Oklahoma and Missouri and renewable diesel at a facility in Kansas. Environmental credits, specifically renewable identification numbers (“RINs”) and Low Carbon Fuel Standard (“LCFS”) credits, are generated per federal and California state government biofuel initiatives, respectively. RINs are generated based on gallons produced, and LCFS credits are generated based on the specific carbon-reducing initiatives throughout the production process and the number of gallons shipped to California. These credits are then sold to third parties.

Power Segment - Seaboard, through its subsidiary Transcontinental Capital Corp. (Bermuda) Ltd., is an independent power producer generating electricity for the Dominican Republic power grid. It is not directly involved in the transmission or distribution of electricity. Seaboard’s Power segment uses two power-generating barges for its current operations.

Turkey Segment - Seaboard has a non-controlling 52.5% investment in Butterball, a producer and processor of conventional and antibiotic-free turkey products. Butterball is a national supplier to retail stores, foodservice outlets and industrial entities and, to a lesser extent, exports products to Mexico and other foreign markets. Seaboard accounts for this investment under the equity method of accounting.

Other Businesses

Seaboard, through its subsidiary Seaboard Energías Renovables y Alimentos S.R.L. (“SERA”), operates a vertically integrated sugar and alcohol production facility in Argentina. SERA owns nearly 70,000 acres of cultivated land to grow sugarcane and a processing mill with an annual capacity to crush approximately three million metric tons of sugarcane. The facility has an annual production capacity of approximately 250,000 metric tons of sugar if maximizing sugar production and approximately 33 million gallons of alcohol if maximizing alcohol production. Depending on the market conditions, this facility can produce more sugar and less alcohol, or vice versa. The sugar is primarily marketed locally, and the alcohol is marketed to industrial users and sold to certain large oil companies under the Argentine governmental bioethanol program, which requires alcohol to be blended with gasoline.

Additionally, through its subsidiary Mount Dora Farms, Inc., Seaboard processes jalapeño peppers at its plant in Honduras which are primarily shipped to and sold in the U.S.

Customers

Seaboard does not have sales to any one customer equal to 10% or more of its consolidated revenues. The Power segment sells power in the Dominican Republic primarily to wholly government-owned distribution companies. The Turkey segment had two retail customers that collectively represented approximately 27% of its total 2022 and 2023 sales and 30% of its total 2024 sales.

Competitive Conditions

Seaboard’s Pork segment faces competition from a variety of regional, national and international pork and other protein producers and processors and is based primarily on product quality, customer service and price. According to S&P Global in 2024, Seaboard Foods was ranked number three in hog production in the U.S. based on its sows in production and number four in pork processing in the U.S. based on daily processing capacity, including Triumph’s and STF’s capacity.

Competition in the CT&M segment comes from numerous traders around the world and imported grain-processed products or other local producers in the same industries.

Seaboard’s Marine segment faces competition based on price, reliable sailing frequencies and customer service.

Seaboard’s Liquid Fuels segment faces competition from other biofuel producers that compete primarily based on price.

For Seaboard’s Power segment, the Dominican government sets a cap on the electricity spot market prices and establishes the dispatch order of who sells into the power grid according to a merit list of producers based on energy efficiency. To sell to the power grid, Seaboard competes with producers utilizing various types of fuel and generation technologies, including hydro, solar, wind, natural gas, heavy fuel oil, diesel and coal. Renewable energy producers and producers who have lower variable operating costs may receive dispatch preference from the Dominican government. Estrella Del Mar

III (“EDM III”), the barge that was completed in 2022, uses gas turbines instead of engines and is more energy efficient than Seaboard’s dual-fueled barge, Estrella Del Mar II (“EDM II”) that began operations in 2012.

Competition in the Turkey segment comes from a variety of regional and national producers and processors within specific product categories and sales channels and is based primarily on brand, product quality, customer service and price.

Seasonal Business

The Turkey segment’s business is seasonal for fresh and frozen whole birds and related products, with the holiday season driving the majority of those sales. Seaboard’s other segments are not seasonally dependent to any material extent.

Research and Development

The majority of Seaboard’s research and development (“R&D”) occurs in the Pork and Liquid Fuels segments. Within hog production operations, activities are directed at improving the genetics, health and feed efficiency of hogs. The processing plant activities focus on increasing meat quality, as well as other manufacturing process improvements. Recently, the Pork segment has also invested in R&D related to its renewable biogas recovery facilities. The Liquid Fuels segment’s R&D investments relate to biodiesel and renewable diesel plants’ production process improvements.

Raw Materials and Sources of Supply

During 2024, Seaboard raised 96% of the hogs processed at its processing plant, with the remaining hog requirements purchased primarily under a contract with an independent producer.

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

The Marine segment has a fleet of owned and chartered vessels with diverse fuel requirements. Fuel is supplied by a combination of long-term supply and spot-price purchasing agreements.

The Liquid Fuels segment’s biodiesel and renewable diesel is produced from pork fat supplied by the pork processing plants and other animal fats and vegetable oils purchased from many third-party suppliers.

Fuel is a significant raw material for the Power segment. EDM III only operates on natural gas and there is only one supplier of natural gas in the Dominican Republic. The dispatch of EDM II is dependent on the effective sourcing of heavy fuel oil or natural gas at competitive prices. The Power segment has entered into a long-term fuel supply agreement to ensure natural gas is available for EDM III’s operations.

The Turkey segment purchases a significant portion of its grain used in the manufacturing of feed for its turkeys in North Carolina from Seaboard’s partner in Butterball. Also, Butterball purchases poults for its operations from one supplier with multiple locations.

Intellectual Property

Seaboard believes there is recognition of its registered trademarks in the various industries Seaboard serves. While Seaboard considers all of its intellectual and proprietary rights important, Seaboard believes its business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right. The Pork segment uses trademarks, including Seaboard Foods®, Prairie Fresh®, Prairie Fresh USA Prime®, Our Farms, Our Commitment®, and St. Joe Pork®. The CT&M segment uses trademarks, including Mothers Pride® and Zambia’s Pride® in Zambia, GMA® and Top Pain® in Ivory Coast, and GMD® and Jarga® in Senegal. The Marine segment uses trademarks, including Seaboard Marine® and Seaboard Solutions®. The Liquid Fuels segment uses the trademark Seaboard Energy®. The Turkey segment uses trademarks, including Butterball®, Carolina Turkey® and Farm to Family® by Butterball®.

Human Capital Resources

Generally, Seaboard’s segments operate autonomously to implement the human capital strategies that best meet the diverse needs of the workforce, industry, competitive environment and legal requirements of the respective countries in which the segment operates. This often includes developing location-specific employee benefits, policies, programs and practices. Although individual programs and benefits vary by location, all segments align with Seaboard’s core principles that emphasize health and safety, financial wellness, learning and development, and global diversity and acceptance.

As of December 31, 2024, Seaboard had approximately 14,000 total employees, of whom approximately 53% were in the U.S., 30% were in the Caribbean, Latin and South America, and 17% were in Africa. Approximately 43% were in the Pork segment, 22% were in the CT&M segment, 18% were in the Marine segment, 2% were in the Liquid Fuels segment, 2% were in the Power segment, and the remaining 13% were in Seaboard’s other operations and corporate office.

Substantially all of the Pork segment’s hourly employees at its processing plant are covered by a collective bargaining agreement that expires in 2026. In the CT&M segment, approximately 33% of employees at the mills, primarily in Africa and South America, are subject to collective bargaining agreements with various unions that expire between 2025 and 2026. Seaboard believes it has good relationships with its employees and their representative labor organizations.

Seaboard’s employees are critical to operational success, and their health and safety is a top priority. All full-time domestic employees are eligible to receive medical and dental benefits and participate in wellness programs. Wellness programs differ by location and include options such as onsite mammograms and mobile dental care. The Power segment subsidizes 85% of employees’ and families’ medical coverage. All CT&M and almost all Marine foreign locations have either company-subsidized private health coverage or public health coverage as mandated by their local governments. The Pork and Power segments have onsite health clinics at their respective principal locations. Seaboard has various initiatives to protect the safety of its workforce. Also, the Pork segment employs 16 full-time safety professionals.

At times, recruitment and retention can be a challenge for certain Seaboard businesses. In 2024, the Pork segment had a retention rate of approximately 80% primarily due to its nature of work and rural locations, and approximately 26% of the Pork segment’s workforce was dependent upon employment visas.

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

Seaboard believes that global diversity and acceptance are critical for its continued success around the world, including at the highest levels. Two out of five members of Seaboard’s Board are female, including the Chairwoman.

Governmental Regulations

Environmental Matters

Seaboard’s Pork, Liquid Fuels and Turkey segments are subject to numerous federal, state and local laws and regulations relating to the environment, such as treatment of wastewater and air emissions, that require the expenditure of funds in the ordinary course of business. These segments do not anticipate making expenditures for these purposes that, in the aggregate, would have a material effect on Seaboard’s financial condition or results of operations. Seaboard’s Marine and CT&M segments’ vessels are subject to environmental regulations related to fuel emissions, which may cause certain vessels to reduce their speed or alter trading routes, potentially impacting reliability of route frequency. Seaboard’s Power segment must receive permits from local authorities to operate, including environmental licenses, among others, and these permits may be canceled or not renewed. The environmental permits for both EDM II and EDM III were renewed during 2024 and are effective through October 2026 and August 2029, respectively.

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

Available Information

Access to all of Seaboard’s SEC filings, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, is available, free of charge, on its website at www.seaboardcorp.com/investors as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Seaboard does not intend for information contained in its website to be part of this Form 10-K. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information About Seaboard’s Executive Officers

The following table lists the executive officers of Seaboard. Generally, officers are elected at the annual meeting of the Board following the Annual Meeting of Stockholders and hold office until the next such annual meeting or until their respective successors are duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was elected.

Name (Age)	Positions and Offices
Robert L. Steer (65)	President and Chief Executive Officer
David H. Rankin (53)	Executive Vice President, Chief Financial Officer
David M. Becker (63)	Executive Vice President, General Counsel
Chad M. Groves (41)	President and Chief Executive Officer, Seaboard Foods LLC
Jacob A. Bresky (37)	President and Chief Executive Officer, Seaboard Overseas and Trading Group
Edward A. Gonzalez (59)	President and Chief Executive Officer, Seaboard Marine Ltd.
Peter P. Ostenfeld-Rosenthal (62)	President and Chief Executive Officer, Seaboard Energy, LLC

Mr. Steer has served as President and Chief Executive Officer since July 2020. Prior to that, he served as Executive Vice President, Chief Financial Officer from April 2011 to December 2020.

Mr. Rankin has served as Executive Vice President, Chief Financial Officer since December 2020. Prior to that, he served as Senior Vice President, Taxation and Business Development since April 2015.

Mr. Becker has served as Executive Vice President, General Counsel since December 2020 and previously as Senior Vice President, General Counsel since April 2011.

Mr. Groves has served as President and Chief Executive Officer of Seaboard Foods LLC since July 2024 and was previously the Senior Vice President of Sales of Seaboard Foods since July 2021. Prior to joining Seaboard, he served in Vice President of Sales positions at Trilliant Food & Nutrition LLC and High Liner Foods, Inc.

Mr. Bresky has served as President and Chief Executive Officer of SOTG since January 2023 and previously as Seaboard Corporation’s Vice President, International and in various other positions with SOTG for more than ten years. Mr. Bresky is the son of Ellen S. Bresky, Chairwoman of the Board.

Mr. Gonzalez has served as President and Chief Executive Officer of Seaboard Marine Ltd. since January 2005.

Mr. Ostenfeld-Rosenthal has served as President and Chief Executive Officer of Seaboard Energy, LLC since April 2024 and previously as Vice President of Operations of Seaboard Energy, LLC since July 2023. Prior to joining Seaboard, he served as Senior Vice President of Refining Services at Delek U.S. Holdings, Inc. from 2022-2023 and in senior operations positions at Cenovus Energy Inc. for three years.

Item 1A. Risk Factors

Operational Risks

(1)	International Operations May Present Risks. Seaboard’s international activities, some of which are in lesser-developed countries, pose risks not faced by companies that limit themselves to U.S. markets. These risks include:
●	changes in foreign currency exchange rates, currency inconvertibility and devaluation;
●	foreign currency exchange or retail price controls;
●	hyperinflation;
●	heightened customer credit and execution risk;
●	border restrictions, tariffs, bilateral trade disputes, quotas, trade barriers, import or export licensing requirements and other trade protection measures;
●	border closings by foreign countries to the import of products or other limitations on Seaboard’s ability to access materials or ports, including due to animal disease or other perceived health or safety issues;
●	legal and regulatory structures and unexpected changes in legal and regulatory requirements and any additional compliance costs that may arise;
●	negative perception within a foreign country of a U.S. company doing business in that foreign country;
●	compliance with domestic and foreign laws and regulations for conducting international business such as Foreign Account Tax Compliance Act, Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations and United Kingdom Bribery Act;
●	government instability, expropriation, confiscation, war, civil unrest, and corruption; and
●	enforcement of and compliance with local laws and remedies in foreign jurisdictions, including inconsistent application or enforcement, including tax laws, and related uncertainties affecting legal proceedings and lawsuits.

Accordingly, revenues, operating income and cash flows from international operations could fluctuate significantly from year to year.

(2)	The Ongoing Conflict Between Russia and Ukraine Could Directly or Indirectly Affect the Business. The Black Sea region is a major exporter of wheat, corn and other commodity products to the world. Although Seaboard does not operate in either Russia or Ukraine, Seaboard does engage in international commodity trading, and the conflict has impacted global commodity, energy and input costs and export controls and has resulted in targeted economic sanctions on Russia, certain Russian citizens and Russian enterprises. Commodity trades involving Russian-originated commodities could be directly or indirectly impacted by export controls, economic sanctions and the ability to collect on contracts, any of which, along with the general volatility in commodities prices and margins, could negatively impact Seaboard’s business, financial condition, results of operations and the market price of its common stock.
(3)	Deterioration of Economic Conditions Could Adversely Affect the Business. Seaboard’s business may be adversely affected by changes in national or global economic conditions, including recessions, inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs, supply chain and labor market disruptions, impacts caused by highly pathogenic disease outbreaks and other public health emergencies, and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for and production of Seaboard’s meat products, grains, shipping services, energy and other products, the cost and availability of needed raw materials and packaging materials, or workforce availability, thereby negatively affecting Seaboard’s business, financial condition and results of operations. The national and global economic conditions could also, among other things:
●	impair the financial condition of some of Seaboard’s customers and suppliers, thereby increasing customer bad debts or non-performance by customers and suppliers;
●	negatively impact global demand for Seaboard’s products and services, which could result in a reduction of revenues, operating income and cash flows;
●	decrease the value of Seaboard’s investments in equity and debt securities, including short-term investments used for liquidity and pension plan assets, causing losses that would adversely impact Seaboard’s net earnings; and
●	impair the financial viability of Seaboard’s insurers.
(4)	Cyber-Attacks or Cybersecurity Breaches Could Adversely Affect the Business. Seaboard may be adversely impacted if it is unable to protect its information technology systems against, or effectively respond to, cyber-attacks or cybersecurity breaches. Seaboard may also be adversely impacted if third parties on whom Seaboard relies are unable to similarly protect their information technology systems. Attempted cyber-attacks and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise. These risks are further heightened by factors such as developments in artificial intelligence, increased remote working and geopolitical turmoil. Any significant penetration, invasion, destruction, or interruption of the information technology systems on which we rely could negatively impact sales, manufacturing, distribution or other critical functions. Additionally, there is a risk of reputational damage, loss to financial assets, remediation costs, litigation, regulatory investigations and harm to business relationships. If Seaboard is unable to prevent such breaches or failures or if a third party on whom Seaboard relies is unable to prevent such breaches or failures, Seaboard’s operations could be disrupted and it could negatively impact Seaboard’s financial condition, results of operations and the market price of its common stock.
(5)	Disruption of Operations at Suppliers Could Adversely Affect the Business. Disruption of operations at suppliers including due to natural disasters or catastrophic events such as cyber-attacks, terrorism or other similar occurrences, including labor unrest, may impact Seaboard’s products or raw material supplies. Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may also adversely affect Seaboard’s financial results.
(6)	Adverse Weather Conditions, Including as a Result of Climate Change, May Adversely Affect Seaboard’s Operations, Supply Chains and Operating Results. The potential physical effects of severe weather on operations are highly uncertain and depend upon the unique geographic and environmental factors present. If any such events were to occur, they could have an adverse effect on assets and operations. Examples of potential physical risks include floods, tornadoes, hurricanes, wildfires and freezing temperatures. Any extreme weather events may disrupt the ability to operate facilities or to transport products in these areas. In addition, substantial weather-related conditions could impact operations of major customers and suppliers and materially affect the supply chain. Extended periods of such disruption could have an adverse effect on Seaboard’s results of operations. Seaboard could also incur substantial costs to prevent or repair damage to its assets or facilities, which could be material to liquidity and capital resources. Potential effects to agricultural commodities, such as changes in rainfall patterns, water shortages, changing temperature levels, increased frequency or severity of extreme weather events and climatic volatility, could impact the availability, quality and price of agricultural commodities.

Commodity Risks

(1)	Fluctuations in Commodity Prices Have Had Impacts on Results and May Present Future Risks. Seaboard’s operations and financial performance are linked to commodity prices. Commodity prices may fluctuate by both domestic and worldwide supply and demand for reasons over which Seaboard has little to no control, including, among other things, changes in market and economic conditions, the impact of weather conditions, levels of domestic production and imported commodities, domestic and foreign governmental regulation and international conflicts. Historically, the prices of commodities primarily involved in Seaboard’s business have been cyclical and exhibited significant volatility.
●	In the Pork and Turkey segments, commodity pork and turkey prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh meat and competing proteins on the market.
●	In the CT&M segment, fluctuating worldwide prices for wheat, corn, soybean meal and, to a lesser degree, various other agricultural commodity products could also be caused by European flour exports, donated food aid, flour dumping practices and worldwide and local crop production.
●	In the Liquid Fuels segment, the market price for biodiesel and renewable diesel is influenced by world oil prices and government mandates and incentives to use biofuels.

These fluctuating market conditions have had and could have a significant impact on Seaboard’s sales, value of commodities held in inventory and operating income.

(2)	Increases in Costs of Raw Materials Have Affected and Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and turkeys for the Pork and Turkey segments and are affected by commodity price fluctuations for corn and soybean meal. The Liquid Fuels segment’s raw material costs are impacted by fluctuations in the market price of pork fat, other animal fats and vegetable oils, all of which are utilized to produce biodiesel and renewable diesel. The results of the Pork, Turkey and Liquid Fuels segments could be negatively affected by increased costs of their raw materials. The cost and supply of feed components and other raw materials are determined by constantly changing market forces of supply and demand, which are driven by matters over which these segments have no control, including inflation, weather, current and projected worldwide grain stocks and prices, grain export prices, subsidies and tariffs, and governmental agricultural policies. Some of these segments attempt to manage certain of these risks through the use of commodity derivatives; however, this may also limit the ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork, turkey and fuel prices correspondingly increase, increases in the prices of feed components and other raw materials would adversely affect the segments’ operating margins and the value of Seaboard’s investment in Butterball. In the Pork segment, approximately 4% of this segment’s slaughtered hogs were purchased from a third party in 2024.
(3)	Fluctuations in Fuel Costs Could Adversely Affect the Business. Fuel is a large expense for the Marine and Power segments and also impacts the CT&M segment’s results with regards to owned and chartered vessels. Fuel prices can vary greatly from year to year. While such fluctuations may be offset through fuel surcharges or other mechanisms, such mechanisms do not act with precision in terms of timing and amount and may not adjust revenues enough to offset the increase in costs.

Industry Risks

(1)	The Food Industry May Present Certain Risks. The Pork, Turkey and CT&M segments are subject to the risks posed by:
●	food spoilage;
●	food contamination, including contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, E. coli and aflatoxin;
●	food allergens;
●	adverse weather and climate change effects on crops;
●	evolving consumer preferences and nutritional and health-related concerns;
●	international, federal, state and local food processing regulations;
●	the possible unavailability and/or expense of liability insurance;
●	consumer product liability claims;
●	product recall;
●	product tampering; and
●	public perception of food production practices, including handling of production and live animals.

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

(2)	Health Risks to Animals Could Adversely Affect Production and the Supply of Raw Materials. Seaboard is subject to risks relating to its ability to maintain animal health and control diseases. If the Pork segment’s hogs or if Butterball’s turkeys are affected by disease, Seaboard could be required to euthanize infected animals, which could adversely affect these segments’ production or ability to sell or export their products. The general health of the hogs and turkeys and their respective reproductive performance could have an adverse impact on production and production costs, the supply of raw material to their processing operations and consumer confidence. Moreover, the herd or flock health of third-party suppliers could adversely affect the supply and cost of hogs or turkeys available for purchase. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of these segments’ food products.
(3)	Ocean Transportation May Present Certain Risks. Owned and chartered vessels along with related cargoes of Seaboard’s Marine and CT&M segments are at risk of being damaged, lost or incurring excess cost because of events such as:
●	inclement weather;
●	mechanical failures;
●	grounding, fire, explosions and collisions;
●	human error;
●	war, piracy and terrorism; and
●	access to and congestion in ports and canals.

Any of these hazards could result in death or injury to persons, loss of property, environmental damages, delays or rerouting and could have a material adverse effect on Seaboard’s business, financial condition and results of operations.

(4)	Difficulties Obtaining and Retaining Appropriate Personnel. Seaboard is dependent on having a sufficient number of properly trained operations personnel.
●	In the Pork, Liquid Fuels and Turkey segments, the nature of the work and rural locations at some processing plants and production operations, along with national policy on immigration, have affected and could continue to negatively affect the availability and cost of labor.
●	In the CT&M segment, the loss of a key employee such as a commodity trader could have a negative impact resulting from the loss of revenues as personal customer relationships can be vital to obtaining and retaining business with various foreign customers. Also, employing and retaining qualified expatriate personnel at the operating facilities are key elements to success given the difficult living conditions, the unique operating environments and the reliance on a relatively small number of executives to manage individual locations.
●	Certain segments have employees covered by, or rely on services of third parties with employees that are covered by, collective bargaining agreements, and work stoppages or other labor disruptions could adversely affect Seaboard’s operations for these segments.

The inability to acquire and retain the services of such personnel, or increased costs associated with the acquisition and retention of such personnel, could have a material adverse effect on Seaboard’s operations.

(5)	The Loss or Closure of the Segments’ Principal Properties Could Adversely Affect the Business. The closure, even temporarily, loss of or damage to any of the segments’ plants for any reason, including highly pathogenic disease outbreaks, fire, weather, such as tornado, hurricane or earthquake, or the occurrence of adverse governmental action or labor unrest resulting in labor strikes could adversely affect the business of the affected segment and have a material adverse effect on Seaboard’s business, financial condition and results of operations.
●	The Pork segment is largely dependent on the continued operation at full capacity of its Oklahoma pork processing plant and the STF plant. This segment provided approximately one-third of STF’s hogs for processing during 2024 and also markets substantially all pork products produced.
●	In the Marine segment, port operations can be subject to disruption due to hurricanes or other adverse weather conditions, and any associated damage could take significant time to repair while cargos would move to other ports of entry. Recovering those volumes could prove difficult.
●	The Liquid Fuels segment depends on the operation of the renewable diesel plant and two biodiesel plants. When a plant is not operational, the segment may be unable to fulfill contracts with the shortfall in production or must purchase from other suppliers, possibly resulting in lower margins. Also, biodiesel is different from renewable diesel and one product cannot be used in place of other products to fulfill specifications for customer contracts.
●	The Power segment has two power-generating barges, both located in the Dominican Republic, and an adverse event in the Dominican Republic could impact one or both barges.
●	Although Butterball has three processing plants, it is disproportionately dependent on the continued operation of its processing plant in North Carolina, which handles a significant volume of the production of turkey products.

Organizational Risks

(1)	Seaboard’s Common Stock Is Infrequently Traded and Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held and infrequently traded on a daily basis on the NYSE American. Seaboard Flour LLC and SFC Preferred, LLC, which are beneficially owned by the Bresky family, hold approximately 73% of Seaboard’s outstanding common stock. Accordingly, the price of a share of Seaboard common stock could fluctuate more significantly from day to day than that of a share of more widely held stock that is actively traded on a daily basis.
(2)	Decentralization May Present Certain Risks. Seaboard’s operations are relatively decentralized in comparison with its peers. While Seaboard’s executive management believes this practice enables it to remain responsive to risks, opportunities and customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that executive management may be slower or less able to identify or react to problems affecting a key business than in a more centralized environment. In addition, it means that Seaboard may be slower to detect compliance-related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or Seaboard’s internal policies) and that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect Seaboard’s business, financial condition or results of operations.
(3)	Investments in Non-Consolidated Affiliates May Present Certain Risks. Seaboard has several equity method investments in which it generally owns approximately 50% or less, with various third-party business partners owning the remaining equity. Due to the ownership structure of these affiliates, Seaboard participates in boards of directors’ or comparable governing bodies’ decisions but does not control the decision-making processes. Seaboard could be exposed to various business risks if the business partners’ decisions do not align with Seaboard’s best interests, which could adversely impact the results of Seaboard’s income (loss) from affiliates.

Legal and Regulatory Risks

(1)	Operations Are Subject to General Risks of Litigation. Seaboard is involved on an ongoing basis in litigation arising in the ordinary course of business and otherwise. Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders or injured persons, as well as claims relating to product liability, contract disputes, antitrust regulations, intellectual property, advertising, labeling, wage and hour laws, employment practices or environmental matters. Litigation in certain countries carries additional risk due to lack of transparency in judiciaries. Neither litigation trends nor the outcomes of litigation can be predicted with certainty, and adverse litigation trends and outcomes could negatively affect Seaboard’s financial results and result in losses in excess of accrued amounts.
(2)	Operations Are Subject to Complex Laws and Regulations. Federal, state and local laws and domestic and international regulations governing worker health and safety, food safety and animal health and welfare, port and terminal security and the operation of vessels, including fuel regulations, significantly affect revenues, costs and the manner or feasibility of doing business and otherwise. Some requirements applicable to Seaboard may also be enforced by citizen groups.
●	In the Pork segment, select states have implemented, or are working to implement, varying standards related to the required living conditions for breeding sows. Some laws apply to animals grown in the state of enactment while, more recently, several states have enacted laws that prohibit the sale of meat from non-compliant animals grown in any of the fifty states or foreign countries. Diversity of standards for housing sows requires each producer to implement separate record-keeping to track compliant animals through the growing process to the processing plant, and finished products from the processing plant to third-party purchasers. Such laws can also impose civil and criminal penalties for failing to comply. Animal production assets have long expected useful lives. The enactment of more stringent standards can impair the value of existing assets, increase the cost of production and distribution, lower the value of non-compliant products and/or disrupt the market for pork which could result in a reduction in the sales prices of pork products. Incrementally, strict growing standards could cause the creation of regional markets of compliant products or require the industry to build compliant assets for each market.
●	In the Marine segment, many aspects of the shipping industry, including rate agreements and vessel cost sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, as well as regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require capital investments or operational changes. As an example, this segment may be adversely impacted by changes in vessel fuel consumption efficiency requirements. Certain vessels, based on their capacity and other factors, have to meet certain energy emissions standards while sailing. The net effect could be that certain vessels may be required to alter trading routes and voyage speeds to remain compliant, which could impact the reliability of route frequency.

Failure to comply with these laws and regulations and any future changes to them could result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages, negative publicity and the inability to do business in certain locales. In addition, future changes in laws, regulations and standards may result in additional costs or a reduction in revenues.

(3)	Operations Are Subject to Stringent Environmental Regulation and Potentially Subject to Environmental Litigation, Proceedings and Investigations. Seaboard operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, odors, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. Compliance with these laws and regulations, as well as any modifications, may be material to Seaboard’s business.
(4)	Future Potential Changes in Tax Laws Could Adversely Impact Results. Seaboard conducts business globally and is subject to taxation in the U.S. and many foreign jurisdictions. Changes in tax laws could have an impact on Seaboard’s effective tax rate, income tax expense and cash flows. For example, many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Cooperation and Development’s (“OECD”) Anti-Base Erosion and Profit Shifting Pillar Two Model Rules (“Pillar Two”). Rules adopted in response to this initiative establish a global per-country minimum tax of 15%. Numerous countries have enacted legislation, or have indicated their intent to adopt legislation, to implement certain aspects of these rules. Seaboard’s income tax expense will increase as the legislation becomes effective in countries in which Seaboard conducts business. Seaboard is relying on temporary OECD safe harbors to reduce Pillar Two tax in applicable years and jurisdictions. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance. Due to these new rules, Seaboard’s tax complexity will increase as rules vary by country. In addition, revisions to these rules or new rules or guidance could further increase Seaboard’s income tax expense in future periods or increase such expense beyond amounts currently anticipated. Seaboard will continue to monitor the legislation and implementation by individual countries. Furthermore, estimating future tax is difficult since a large portion of Seaboard’s operations are heavily commodity-driven, resulting in high volatility due to market prices and a cyclical nature of financial performance. Seaboard’s management must also apply significant judgment and use assumptions and estimates in recording income taxes, including income tax expense, deferred tax assets and valuation allowances, and there can be no assurance that amounts will not change in future periods when management considers new information that could affect its conclusions for prior periods.
(5)	Any Legal or Regulatory Measures to Address Climate Change Could Have an Adverse Impact on Seaboard’s Business and Results of Operations. The increased focus over climate change has resulted in, and may continue to result in, the adoption of laws and regulations, including reporting requirements, designed to manage greenhouse gas emissions, climate risks and resulting environmental impacts which will likely lead to increased compliance costs. Compliance with such legal or regulatory requirements may require Seaboard to make significant changes to its business operations and strategy, which will likely incur substantial time, attention and costs. Seaboard may also need to make additional investment in its resources and technology to comply with the data reporting requirements. Additionally, Seaboard may fail to effectively address increased attention from stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that Seaboard has failed to act responsibly regarding climate change, whether or not valid, could negatively affect its business and reputation.

Specific Pork Segment Risks

(1)	Return on Investment of Renewable Biogas Recovery Facilities May Not Meet Original Estimates. This segment has made significant investment in renewable biogas recovery facilities and most facilities are still in early phases of operation. Consistent production at each site may take longer than expected as it is dependent upon the maturity and volatile solid concentration of the lagoon, weather, hog health and methanogen health, among other variables, and the return on assets and planned environmental credits may be less than expected. This segment’s inability to realize the benefits of these projects in a cost-efficient and timely manner could have a material adverse effect on its results of operations.

Specific Commodity Trading and Milling Segment Risks

(1)	This Segment Faces Increasing Competition from Several Sources. This segment is experiencing increasing competition in certain foreign markets by well-capitalized originators, traders of commodities making sales directly to end-use customers, and industrial-asset owners that compete in the same markets as this segment. If various competing raw material originators refuse to sell commodities to Seaboard for sale in these foreign markets, it could be more challenging for this segment to purchase commodities for sale to its customers at competitive prices. Also, competition with imported products or other local producers impacts this segment’s industrial operations. This segment’s sales volume and sale prices for commodities to customers, as well as results of operations, could be adversely impacted by such increased competition.
(2)	This Segment Uses Derivative Products to Manage Certain Market Risks. This segment enters into various commodity derivative and foreign exchange derivative transactions to create what management believes are economic hedges for commodity trades it executes or intends to execute with its customers. Failure to execute or improper execution of a derivative position or a firmly committed sale or purchase contract, a speculative transaction that closes without the desired result or exposure to counterparty risk could have an adverse impact on this segment’s results of operations and liquidity.

Specific Marine Segment Risks

(1)	Chartered Vessels Are Subject to Fluctuating Rates and Availability. Time-charter expenses are one of this segment’s largest expenses. These costs, and availability of vessels, can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a long-term charter contract will be favorable to this segment’s business. Accordingly, entering into either long-term charter hire contracts during periods of decreasing charter hire costs or short-term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on this segment’s results of operations. This segment purchases space, also known as slots, on certain third-party operated vessels, and these vessel providers may not be reliable and may cause shipment delays or other challenges.

Specific Liquid Fuels Segment Risks

(1)	The Operating Profit of the Biodiesel and Renewable Diesel Production Facilities Has Been and Could Be Adversely Impacted by Government Policies and Changes to Customer Preferences for Renewable Energy. The profitability of this segment’s biodiesel and renewable diesel plants could be adversely affected by various factors, including government policies, regulations, mandates and federal and state programs and incentives to produce and use biofuels, such as those under the federal Renewable Fuel Standard and the California Low Carbon Fuel Standard, and the market price of environmental credits generated then sold to third parties, which is influenced by the same factors as fuel market prices. Adverse changes in government policies, regulations, mandates and incentives to use biofuels could adversely affect this segment’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to these facilities. With the passing of the Inflation Reduction Act of 2022, the federal blender’s credits expired December 31, 2024 and were replaced by a new clean fuel production credit starting in 2025. Regulatory guidance to implement the new credit was issued in early 2025, and the value varies based on the greenhouse gas emissions factor of fuel produced and sold. This clean fuel production credit will be less than the federal blender’s credit, but Seaboard is still evaluating the new guidance and the impact it will have on its financial statements. Currently, some customers purchase renewable energy to reduce carbon emissions; however, if customer preferences change and there is less demand, the outlook for renewable energy products would be unfavorably impacted.
(2)	Further Difficulties Could Be Experienced in the Operations of the Renewable Diesel Production Facility. Commercial operations at this segment’s renewable diesel production facility commenced in 2022, but operational issues delayed the achievement of consistent operations at full capacity. Repairs and maintenance completed during 2024 allowed for more consistent production, but future issues are still possible with any new operations. Further difficulties experienced could have adverse effects on this segment’s results of operations.
(3)	Plant Production May Be Temporarily Slowed in Response to Unfavorable Market Conditions. Market fluctuations, such as reduced demand, lower pricing or higher costs of raw materials, may have an adverse impact on product sales and margins. As a result, management could choose to scale back production temporarily until market conditions are more favorable. Lack of production would have adverse effects on this segment’s results of operations as fixed costs would still need to be covered.

Specific Power Segment Risks

(1)	This Segment’s Services Are Affected by Competition from More Efficient Energy Producers. This segment sells the power it generates primarily to government-owned distribution companies, and the government can decide which power units will be able to operate. Typically, dispatch is done based on a merit list with lower-cost power plants dispatched before those with higher costs. More efficient power producer competitors, such as from renewable energy, including hydro, solar and wind, or other nonrenewable energy sources like coal, are less costly to operate and could cause the demand for this segment’s energy to decline and the spot market rates to decline as well, which would adversely affect this segment’s results of operations.
(2)	Supply of Natural Gas Is Limited in the Dominican Republic. Supply of natural gas in the Dominican Republic is limited to one primary supplier. EDM III only operates on natural gas, but EDM II can run on other types of fuel. Supply disruptions of natural gas could have an adverse impact on this segment’s operating income.
(3)	This Segment Depends on the Condition of the Dominican Republic Economy, Currency and Political Climate. Fluctuations in economic conditions or changes in the Dominican Republic political climate could have an impact on the costs of operations, the sales prices of products and the exchange rate of the Dominican peso to the U.S. dollar. In addition to significant currency fluctuations and the other risks of overseas operations, this segment could experience difficulty in obtaining timely collections of trade receivables from the government-owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. Currently, the Dominican government does not allow a free market to enable prices to rise with demand as the supply is restricted due to insufficient cash flow from electric distributors and the subsidy the government provides, which could limit this segment’s profitability.
(4)	This Segment May Be Unable to Renew Certain Permits. This segment’s barges are subject to various permitting requirements imposed by the Dominican government. A major risk inherent in this segment’s operations is the need to renew permits, and any failure to obtain a renewal permit could have a significant impact on this segment’s business, including a suspension of operations.

Specific Turkey Segment Risks

(1)	Decreased Perception of Value in the Butterball Brand and Changes in Consumer Preferences Could Adversely Affect Sales Volumes and Prices of Butterball Products. Butterball is a premium brand name, built on a long history of offering quality products that have been differentiated in the market. The value of the Butterball brand allows for sales of a higher unit price for certain products compared to other turkey providers. In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts and develop new products. Consumer product preferences continue to evolve as a result of, among other things, consumer perceptions of Butterball, including animal well-being and manufacturing practices; shifting consumer demographics; inflationary and recessionary risks; changes in consumer lifestyles and perceptions of relative health benefits of turkey compared to other proteins; digital shopping patterns; and competitive product and pricing pressures. If Butterball’s products fail to meet consumer preferences, or Butterball fails to introduce new products or product extensions on a timely basis, the brand value could diminish significantly. In addition, negative news reports for any reason related to Butterball specifically or the turkey/poultry industry generally could negatively impact this brand perception, Butterball’s results of operations and the value of Seaboard’s investment in Butterball.
(2)	Adverse Operating Results Could Result in Need for Raising Additional Capital. Butterball has third-party bank loan facilities that are secured by substantially all of the assets of Butterball. Adverse operating results or economic conditions could cause Butterball to default on such loan facilities, which could result in a significant adverse impact on Butterball’s financial position. As a result, Seaboard or other investors may need to make additional capital investment or provide financing to Butterball, which could negatively impact the value, or cause dilution, of Seaboard’s investment in Butterball or adversely impact Butterball’s results of operations and liquidity position.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Seaboard recognizes the importance of maintaining the trust and confidence of its customers, business partners, employees and other stakeholders with the security of its data and information systems. The Board is involved in the oversight of Seaboard’s enterprise risk management program, of which cybersecurity is a component. Seaboard’s information security program includes cybersecurity policies, standards, processes and practices that are based on recognized frameworks established by the Center for Internet Security (“CIS”) and other applicable industry standards. These frameworks and standards serve as guides and references. Seaboard adapts them to its specific environment, needs and industries. They are not meant to imply that Seaboard meets, or fully complies with, any specific technical standards, specifications or requirements set forth within them. Seaboard seeks to address cybersecurity risks through a comprehensive, company-wide information security program that is focused on preserving the confidentiality, integrity and accessibility of the information that Seaboard collects and stores, supporting legal and regulatory compliance and preventing disruptions to business operations. Seaboard’s information security program monitors the systems and networks Seaboard relies upon for threats, breaches, intrusions and potential other weaknesses; assesses the security of company-wide software, applications and systems; responds to cybersecurity incidents; and facilitates training for employees.

Seaboard maintains a risk-based approach to information security that is based on the CIS-18 controls framework to identify key areas of cybersecurity risk. Seaboard’s information security program maintains a team responsible for managing the cybersecurity risk assessment process across all segments (the “Information Security Team”). The Information Security Team routinely performs various reviews and generates reports throughout the year to determine risks, threats and compliance with information security policies, standards and the framework of controls. This Information Security Team partners with each of the segments to identify key areas of cybersecurity risk based on the framework and develop action plans tailored to address those risks. Risks are evaluated at least on a quarterly basis according to Seaboard’s cybersecurity reporting process.

Other cybersecurity risk management measures Seaboard takes include:

●	Employees and directors with login credentials are required to participate in trainings on at least a quarterly basis to identify potential cybersecurity risks, which are supplemented by periodic phishing tests.
●	Seaboard engages independent third parties to perform some services such as penetration testing and monitoring on an ongoing basis by automated tools that detect threats and trigger alerts for assessment and investigation by Seaboard’s Information Security Team.
●	Seaboard maintains end user and administrative user policies governing the use of company technology.
●	Seaboard conducts risk assessments of certain of its third-party service providers with attention to cybersecurity risks.

As of the date of this report, Seaboard is not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect Seaboard’s business strategy, results of operations or financial condition. However, cybersecurity threats and cyber-attacks continue to increase in sophistication and volume. As a result, Seaboard frequently updates its information security plan to address new threats, and Seaboard continues to make investments to protect its information technology infrastructure. Cybersecurity risks that may materially impact Seaboard are discussed in more detail in Item 1A “Risk Factors,” under the heading “Operational Risks,” which should be read in conjunction with this Item 1C.

Cybersecurity Governance

Seaboard acknowledges the importance of effectively managing risks linked to cybersecurity threats. Seaboard has implemented oversight mechanisms to ensure effective governance in handling risks linked to cybersecurity threats because of the impact these threats can have on operational integrity and stakeholder confidence.

Seaboard’s information security program and the Information Security Team is led and managed by a dedicated Director of Information Security (the “IS Director”). The IS Director, whose experience includes over eight years in information security leadership roles and relevant certifications, brings appropriate expertise to Seaboard’s information security program. The IS Director’s experience and knowledge are crucial to the ongoing development and execution of Seaboard’s information security program.

The IS Director and the Information Security Team communicate guidance, including various alerts to monitor and assess threats, to information security personnel in all segments to ensure consistent execution of cybersecurity risk management activities. Updates on segment-level cybersecurity risks, compliance and implementation status are provided on at least a quarterly basis to Seaboard’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for purposes of risk monitoring, updates to policies, allocation of resources, progress on action plans and discussions on other topics as necessary.

On at least a quarterly basis, the IS Director and other members of management inform Seaboard’s full Board of new risks or changes to risks, the status of projects supporting Seaboard’s information security systems, assessments of Seaboard’s information security program and the emerging threat landscape. The Board provides feedback on management’s plans and allocates resources for plan improvement expenditures.

Seaboard also maintains disclosure controls and procedures to ensure that executive management and the Board receive prompt and timely information regarding any material cybersecurity incidents. Upon confirmation of a cybersecurity incident, the impacted segment invokes their response plan and notifies the IS Director who then communicates the details of the incident to management’s Cybersecurity Committee for determination of materiality.

Item 2. Properties

Management believes that Seaboard’s present facilities are adequate and suitable for its current purposes. Seaboard’s principal properties by segment are described below:

(1)Pork - Seaboard’s Pork segment owns a pork processing plant in Oklahoma. It has a double-shift capacity to process approximately six million hogs annually and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations can breed and raise approximately eight million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This segment owns and operates eight centrally located feed mills, which have a combined capacity to produce approximately three million tons of formulated feed annually. These facilities are located in Iowa, Oklahoma, Texas, Kansas and Colorado. This segment also owns nine renewable natural gas production sites located on certain of its existing hog farms. The production capacity at each site varies and depends on specific farm site factors, including the number of barns and hog count. Most sites are in the early stages of operations.
(2)Commodity Trading and Milling - Seaboard’s CT&M segment operates milling facilities at 14 locations in ten countries and has ten trading offices in nine countries. The milling facilities located in Ecuador, Ghana, Guyana, Mozambique, Peru, Republic of the Congo and Zambia own the land and plants. There are additional milling facilities located in Ivory Coast, Republic of the Congo, Senegal, Zambia and Nigeria where the land is leased under long-term agreements. The milling facilities produce approximately two million metric tons of wheat flour, maize meal, manufactured feed and oilseed crush commodities per year in addition to other related grain-based products. Certain foreign milling operations may operate at less than full capacity due to low demand, unstable power, excess milling capacity in their competitive environment or imported flour. Seaboard’s CT&M segment owns three 18,900 metric ton deadweight dry bulk vessels and charters between 34 to 46 bulk vessels on an annual basis with deadweights of up to 65,000 metric tons under short-term agreements.
(3)Marine - Seaboard’s Marine segment leases approximately 297,000 square feet of off-port warehouse space and 87 acres of port terminal land and facilities in Miami, Florida, which are used in its containerized cargo operations. Seaboard’s Marine segment also leases an approximate 77-acre cargo handling and marine terminal facility in Houston, Texas, which includes several warehouses totaling approximately 648,000 square feet for cargo storage. The Marine segment owns eight ocean cargo vessels with deadweights of up to approximately 53,000 metric tons. Six new dual-fueled vessels are under construction and planned to be completed in 2025. Also, as of December 31, 2024, this segment charters 15 vessels under contracts with a remaining average term of eight months with deadweights of up to approximately 34,700 metric tons. Seaboard’s Marine segment owns or leases dry, refrigerated and specialized containers and other related equipment.
(4)Liquid Fuels - The Liquid Fuels segment owns biodiesel plants in Oklahoma and Missouri, with the capacity to produce up to 46 million gallons and 32 million gallons annually, respectively, and a renewable diesel plant in Kansas with capacity to produce 85 million gallons annually. The renewable diesel plant began operations in 2022 but has experienced operational issues and began operating with consistent production during 2024. The segment owns a terminal facility in California with a maximum throughput capacity to store and distribute approximately 300 million gallons of fuel per year. The renewable diesel and terminal facilities have solar arrays that can generate up to a total of 20 megawatts of electricity, which is used to support the facilities’ energy needs.
(5)Power - Seaboard’s Power segment owns two power-generating barges that are secured on the Ozama River in Santo Domingo, Dominican Republic. EDM II and EDM III can generate approximately 108 megawatts and 150 megawatts, respectively, of electricity.
(6)Turkey - Seaboard’s Turkey segment had a total of three processing plants, three further processing plants and numerous company and third-party live production facilities and feed milling operations, located in North Carolina, Arkansas, Missouri and Kansas as of December 31, 2024. These facilities have the capacity to produce approximately one billion pounds of turkey annually. Butterball closed its Jonesboro, Arkansas further processing plant effective

February 3, 2025. Although capacity to meet core further processing demand is sufficient, Butterball uses third-party copacker arrangements to supplement portions of its portfolio where it either does not maintain specialized competencies, or to meet demand beyond its internal production capacity.

Item 3. Legal Proceedings

The information required by this item is included in Note 8 to the consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Seaboard’s common stock is traded on the NYSE American under the symbol SEB. Seaboard had 4,900 stockholders of record of its common stock as of January 31, 2025.

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

The following line graph shows a five-year comparison of cumulative total return for Seaboard Corporation, the NYSE American Index and the companies comprising the Peer Group, weighted by market capitalization for the five fiscal years commencing December 31, 2019 and ending December 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Seaboard Corporation, the NYSE American Index,
and a Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
12/19
12/20
12/21
12/22
12/23
12/24
Seaboard Corporation
NYSE American
Peer Group

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The comparison of cumulative total returns presented in the above graph was plotted using the following index values and common stock price values:

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24

Seaboard Corporation	$100.00	$71.51	$93.07	$89.49	$84.84	$57.90
NYSE American	$100.00	$95.14	$122.10	$117.38	$119.42	$120.04
Peer Group	$100.00	$103.50	$119.61	$132.83	$122.32	$118.38

During each quarter in 2024, 2023 and 2022, Seaboard declared and paid quarterly dividends of $2.25 per share of common stock. Seaboard’s Board intends that Seaboard will continue to pay quarterly dividends for the reasonably foreseeable future, with such future dividends and the amount of any such dividends being subject to the determination, declaration and discretion of Seaboard’s Board and dependent upon factors such as Seaboard’s financial condition, results of operations, and current and anticipated cash needs, including capital requirements. As discussed in Note 7 to the consolidated financial statements, Seaboard’s ability to declare and pay dividends is subject to limitations imposed by debt agreements.

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

OVERVIEW

Sales and costs of Seaboard’s segments are significantly influenced by worldwide fluctuations of commodity prices and changes in global political and economic conditions. Accordingly, sales, operating income and cash flows can fluctuate significantly from year to year. As each segment operates in a distinct industry and varying geographic locations, management independently evaluates each segment’s operations. Seaboard’s reporting segments are based on information used by Seaboard’s CEO, in his capacity as chief operating decision maker, to determine allocation of resources and assess performance. During 2024, Liquid Fuels became a separate reportable segment, and the former Sugar and Alcohol segment became part of All Other. The historical periods presented have been recast to reflect these changes. See Note 13 to the consolidated financial statements for further discussion of this segment change.

Pork Segment

The Pork segment primarily produces hogs to process and sells pork products throughout the U.S. and to foreign markets. Sales prices are directly affected by both domestic and worldwide supply and demand for pork products and other proteins. Feed accounts for the largest input cost of raising hogs and is materially affected by price changes for corn and soybean meal. Market prices for hogs purchased from third parties for processing at the plant also represent a significant cost factor. As a result, commodity price fluctuations can affect profitability and cash flows. This segment is Seaboard’s most capital-intensive segment, representing approximately 47% of Seaboard’s total fixed assets and approximately 39% of total inventories as of December 31, 2024. With the plant generally operating near capacity, Seaboard is continually looking for ways to enhance the plant’s operational efficiency, while also looking to increase margins by introducing new, higher margin value-added products. This segment also produces swine-derived renewable natural gas, but sales are not significant as most sites are in the early stages of operation. Consistent production at each site may take longer than expected as it is dependent upon a number of variables, including the maturity and volatile solid concentration of the lagoon, weather, hog health and methanogen health.

CT&M Segment

The CT&M segment provides integrated agricultural commodity trading, processing and logistics services. The majority of its sales are derived from sourcing agricultural commodities from multiple origins and delivering them to third-party and affiliate customers in various international locations. This segment’s sales are significantly affected by fluctuating prices of various commodities, such as wheat, corn and soybean meal. Exports from various countries can exacerbate volatile market conditions. Profit margins are sometimes protected through commodity derivatives and other risk management practices, but the execution of these purchase and delivery transactions have long cycles of completion, which may extend for several months with a high degree of price volatility. As a result, these factors can significantly affect sales volumes, operating income, working capital and related cash flows from period to period. This segment represents approximately 41% of Seaboard’s total inventories as of December 31, 2024. Consolidated subsidiaries and non-consolidated affiliates operate the grain processing facilities in foreign countries that are, in most cases, lesser developed and are more likely to be significantly impacted by changes in local crop production, political instability and local government policies, as well as fluctuations in economic and industry conditions and foreign currency exchange rates.

Marine Segment

The Marine segment provides cargo shipping services in the U.S., the Caribbean and Central and South America. Fluctuations in economic conditions and political instability in the regions or countries in which this segment operates may affect trade volumes and operating profits. In addition, freight rates can fluctuate depending on regional supply and demand for shipping services. Since this segment time-charters ocean cargo vessels, it is affected by fluctuations in charter hire rates.

Liquid Fuels Segment

The Liquid Fuels segment produces biodiesel and renewable diesel and generates related environmental credits, specifically LCFS credits and RINs, which are then sold to third parties. The profitability of this segment is impacted by world oil prices, the market prices of pork fat, other animal fats and vegetable oils, all of which are utilized to produce biodiesel and renewable diesel, and by government mandates and incentives to use biofuels and the market price of environmental credits.

Power Segment

The Power segment is an independent power producer in the Dominican Republic. Spot market rates are impacted by fuel prices and the various producers supplying power to the grid. While fuel is this segment’s largest cost component and is subject to price fluctuations, higher fuel costs generally have been passed on to customers.

Turkey Segment

The Turkey segment represents Seaboard’s 52.5% non-controlling investment in Butterball, which is accounted for using the equity method. Butterball produces turkeys to process and sells turkey products. Sales prices are directly affected by both domestic and worldwide supply and demand for turkey products and other proteins. Feed accounts for the largest input cost of raising turkeys and is materially affected by price changes for corn and soybean meal. As a result, price fluctuations for corn and soybean meal affect profitability and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The primary objectives of Seaboard’s financing strategy are to effectively manage financial risks, ensure efficient liquidity for daily global operations and maintain balance sheet strength. Seaboard’s principal funding sources are generated from operating activities, short-term investments and borrowings from revolving lines of credit and term loans. Seaboard’s cash requirements include funding for working capital, capital expenditures, strategic investments and other needs. Management believes Seaboard’s combination of internally generated cash, liquidity and borrowing capabilities will be adequate to meet all short-term and long-term commitments.

As of December 31, 2024, Seaboard had cash and short-term investments of nearly $1.2 billion and additional total working capital of $0.9 billion. As of December 31, 2024, $97 million of the $1.2 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Historically, Seaboard has considered substantially all foreign profits as being permanently invested in its foreign operations, including all cash and short-term investments held by foreign subsidiaries. During 2022, Seaboard reversed its indefinite reinvestment assertion in connection with certain previously-taxed undistributed earnings of its Seaboard Marine subsidiary due to the tax effectiveness of repatriating. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. because determination of the tax that might be paid on unremitted earnings if eventually remitted is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,299
Amounts drawn against lines	(314)
Available borrowing capacity as of December 31, 2024	$985

Seaboard had long-term debt of $1.0 billion as of December 31, 2024, which included a Term Loan due 2033 of $963 million. Current maturities of long-term debt were $11 million as of December 31, 2024. The credit agreement governing the Term Loan due 2033 contains customary covenants for credit facilities of this type, including restrictions on the ability to grant liens on assets, incur indebtedness and make certain acquisitions, investments, asset dispositions and dividend payments in excess of specified amounts. Seaboard evaluates opportunities to access efficient financing in the markets where it operates, leveraging low-cost funding to support its operations.

Cash Flows

Cash generated from operating activities was $519 million for the year ended December 31, 2024, compared to $710 million for 2023. The decrease of $191 million in operating cash flows was primarily due to changes in working capital. Cash from working capital was lower due to timing of collections on accounts receivable and less volatility of inventory cost. Operating cash flows during 2024 were also impacted by lower dividend payments of $53 million from two of Seaboard’s equity method investments. The decrease in cash generated from working capital of $417 million was partially offset by the $278 million change in earnings, adjusted for non-cash items.

Cash used in investing activities was $484 million for the year ended December 31, 2024, compared to $273 million for 2023.  During 2024, Seaboard invested $511 million in property, plant and equipment, of which $299 million was in the Pork segment and $172 million was in the Marine segment. The Pork segment expenditures were primarily to fund renewable biogas recovery projects. At certain hog farms, the Pork segment has renewable biogas recovery facilities to capture methane from its hog lagoons and convert it into renewable natural gas, which is then injected into the local pipeline infrastructure. Some of these sites were placed in service during 2024, while one remains under construction. The Marine segment expenditures primarily related to installment payments on dual-fueled vessels under construction and the funding of other investments. Two vessels were completed and delivered in 2024, and six other dual-fueled vessels are expected to be completed and delivered in 2025. Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and reinvestment of matured securities.

Cash provided by financing activities was $12 million for the year ended December 31, 2024, compared to cash used in financing activities of $581 million for 2023. Cash flows from financing activities primarily include draws and repayments under committed and uncommitted revolving facilities held with financial institutions across multiple jurisdictions and currencies. There has been significant activity in drawing and repaying lines of credit, with the funds used for working capital and increased investment in capital expenditures. As previously disclosed, during 2023, Seaboard repurchased an aggregate of 189,724 shares of its common stock from certain affiliates in a privately negotiated transaction at a price below the traded market price for an aggregate purchase price of $600 million. The share repurchase was negotiated and approved by a special committee of Seaboard’s Board of Directors, comprised solely of disinterested, independent directors. The special committee was advised by independent legal counsel and an independent financial advisor, and received a fairness opinion from its independent financial advisor regarding the repurchase. The U.S. excise taxes incurred as part of the transaction were paid during 2024.

Capital Expenditures and Other Investments

Seaboard continues to make investments in its operations. The total budget for 2025 capital expenditures is approximately $630 million, with approximately $290 million planned in the Marine segment, primarily for vessels under construction, and approximately $215 million planned in the Pork segment. Management anticipates funding these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Also, as of December 31, 2024, Seaboard committed to invest approximately $35 million in certain long-term investments in 2025, primarily real estate-related. Based on specific facts and circumstances, Seaboard may also fund capital calls and issue borrowings for its equity method investments.

Seaboard continues to look for opportunities to further grow and diversify its operations, but there are no definitive plans for additional acquisitions at this time. Management intends to utilize existing liquidity, available borrowing capacity and other financing alternatives to fund these opportunities. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard’s financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous.

Future Contractual Obligations

Other than those obligations discussed above, future obligations mostly include normal operating expenses. For operating and finance leases, Seaboard had a current undiscounted obligation of $191 million and a long-term undiscounted obligation of $418 million as of December 31, 2024; see Note 5 to the consolidated financial statements for further discussion on leases. The majority of Seaboard’s purchase commitments for materials or supplies are related to hog, grain, freight and fuel procurement contracts with a current obligation of approximately $1.3 billion and a long-term obligation of approximately $576 million as of December 31, 2024; see Note 8 to the consolidated financial statements for further discussion on commitments. Also, Seaboard is subject to obligations under its existing defined benefit pension plans. As of December 31, 2024, the unfunded status of all plans was $24 million. For additional information about Seaboard’s pension plans, see Note 9 to the consolidated financial statements.

RESULTS OF OPERATIONS

Net sales for the years ended December 31, 2024, 2023 and 2022 were $9.1 billion, $9.6 billion and $11.2 billion, respectively. The decrease in sales of $500 million for 2024 compared to 2023 primarily reflected a $422 million decrease in CT&M segment sales due to lower prices of commodities. The decrease of $1.6 billion for 2023 compared to 2022 primarily reflected a sales decline of $1.2 billion in the CT&M segment due to lower prices and volumes of commodities sold and a sales decline of $544 million in the Marine segment due to lower cargo volumes and freight rates. See the net sales discussion by reportable segment below for more details.

Operating income (loss) for the years ended December 31, 2024, 2023 and 2022 was $156 million, ($87) million and $657 million, respectively. The increase in operating income of $243 million for 2024 compared to 2023 primarily reflected an increase in operating income of $475 million in the Pork segment due to higher margins on the sale of pork products and market hogs, partially offset primarily by a decrease in operating income of $146 million in the Marine segment due to lower voyage revenue. The decrease of $744 million for 2023 compared to 2022 primarily reflected a decrease in operating income of $395 million in the Pork segment due to lower margins on the sale of pork products and market hogs and a decline in operating income of $363 million in the Marine segment due to lower voyage revenue. See the operating income discussion by reportable segment below for more details.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $17 million for the year ended December 31, 2024 compared to 2023. The increase was primarily due to higher personnel costs, partially offset by the $10 million adjustment to the contingent consideration liability recorded during 2023. SG&A expenses for the year ended December 31, 2023 increased $30 million compared to 2022. The increase was primarily due to higher personnel costs, including $7 million for the deferred compensation program, and an adjustment of the contingent consideration liability of $10 million.

Interest Expense

Interest expense increased $14 million for the year ended December 31, 2024 compared to 2023 primarily due to higher interest rates on more outstanding debt, partially offset by an increase of $7 million in capitalized interest on construction in progress. In November 2023, Seaboard amended its Term Loan Credit Agreement and increased the principal amount from $700 million to $975 million. Interest expense increased $18 million for the year ended December 31, 2023 compared to 2022 primarily due to higher interest rates on outstanding debt, partially offset by an increase of $13 million in capitalized interest on construction in progress.

Interest Income

Interest income increased $6 million for the year ended December 31, 2024 compared to 2023 and $30 million for the year ended December 31, 2023 compared to 2022 primarily due to higher interest rates on short-term investments.

Other Investment Income (Loss), Net

Other investment income, net decreased $66 million for the year ended December 31, 2024 compared to 2023. The decrease was primarily due to less unrealized mark-to-market gains on short-term investments. Other investment income, net increased $324 million for the year ended December 31, 2023 compared to 2022. The increase was primarily due to unrealized mark-to-market gains on short-term investments and a $46 million charge recorded during 2022 related to a long-term solar energy investment.

Income Tax Benefit (Expense)

The 2024 effective tax rate was higher than the 2023 effective tax rate primarily due to recording a $212 million valuation allowance on U.S. deferred tax assets. Seaboard has a history of using tax credits before they expire, and although U.S. generally accepted accounting principles (“GAAP”) required Seaboard to record a valuation allowance based on past results, management currently believes that these deferred tax assets will be realized in the future over time before they expire, although there can be no assurance as to the timing or if these will be realized at all. Seaboard’s federal tax credits have long carryforward periods that expire between 2042 and 2044. Despite recent pre-tax book losses in the U.S. operations as a result of challenging commodity conditions, Seaboard has no federal net operating loss carryforwards. The 2023 effective tax rate was lower than the 2022 effective tax rate primarily due to lower earnings, more federal tax credits and a larger state tax benefit due to higher domestic losses. See Note 12 to the consolidated financial statements for further information on Seaboard’s income taxes.

In 2021, the OECD released Pillar Two as part of its Base Erosion and Profit Shifting initiative. The rules are designed to ensure large multinational companies pay a minimum level of tax on the income arising in each jurisdiction where they operate. The adoption and effective dates of these rules vary by country and the rules include some temporary safe harbors. Several countries in which Seaboard operates enacted Pillar Two laws in 2024, but the impact was not material to Seaboard. Additional countries in which Seaboard has operations have adopted Pillar Two rules effective in 2025. Overall, Seaboard will incur incremental income taxes related to Pillar Two due to operations in jurisdictions with effective tax rates that were lower than 15% prior to implementing the new rules, including but not limited to Isle of Man, the Bahamas and Monaco. Based on preliminary calculations, Seaboard does not expect additional tax cost of Pillar Two to be material in 2025. Seaboard will continue to monitor legislative developments related to Pillar Two in the countries in which it operates and the potential impact on future results.

Segment Results

See Note 13 to the consolidated financial statements for a reconciliation of net sales and operating income by reportable segment to consolidated net sales and consolidated operating income, respectively.

Pork Segment

				2024 vs. 2023		2023 vs. 2022
(Millions of dollars)	2024	2023	2022	$	%	$	%
Net sales	$2,055	$1,818	$1,998	$237	13%	$(180)	(9)%
Operating income (loss)	$20	$(455)	$(60)	$475	104%	$(395)	(658)%
Income from affiliates	$26	$33	$24	$(7)	(21)%	$9	38%

The increase in net sales for the year ended December 31, 2024 compared to 2023 was driven by higher volumes and prices of pork products sold which increased sales $128 million and $40 million, respectively, and higher prices and volumes of market hogs sold which increased sales $19 million and $16 million, respectively. Sales associated with the renewable natural gas sites increased due to more production, but are currently not significant. Most renewable natural gas sites are in the early stages of operations and production is dependent upon the maturity of the lagoons.

The increase in operating income for the year ended December 31, 2024 compared to 2023 reflected higher margins on pork products and market hogs sold, primarily due to higher sale prices and lower hog production costs, including lower feed costs of $181 million, and to a lesser extent, a decrease in legal expenses. Also, inventory adjustments to the lower of cost and net realizable value (“LCNRV”) reserve resulted in an increase of $42 million in operating income based on a comparison of changes to the reserve per market prices at each respective period end. Inventory adjustments to the LCNRV reserve were necessary since the third quarter of 2022 to properly state the hog inventory balances at quoted future market prices for pork products and grain costs. With more favorable pork prices and lower grain commodity costs, the LCNRV reserve was not needed as of December 31, 2024. While management anticipates this segment to be profitable in 2025, it is difficult to predict market prices for pork products, the cost of feed or third-party hogs for future periods.

The decrease in net sales for the year ended December 31, 2023 compared to 2022 was due to lower market prices of pork products and market hogs sold which decreased sales $228 million, partially offset by higher volumes of pork products sold that increased sales $37 million.

The decrease in operating income for the year ended December 31, 2023 compared to 2022 primarily reflected $392 million in lower margins on pork products and market hogs due to lower sales prices and higher hog production costs, including higher feed costs of $98 million, and to a lesser extent, an increase in legal expense, partially offset by a decrease in adjustments to the LCNRV inventory reserve of $41 million.

CT&M Segment

				2024 vs. 2023		2023 vs. 2022
(Millions of dollars)	2024	2023	2022	$	%	$	%
Net sales	$4,717	$5,139	$6,290	$(422)	(8)%	$(1,151)	(18)%
Operating income	$132	$145	$151	$(13)	(9)%	$(6)	(4)%
Income (loss) from affiliates	$17	$(18)	$21	$35	194%	$(39)	(186)%

Net sales decreased for the year ended December 31, 2024 compared to 2023 primarily due to lower average sales prices of commodities sold, which decreased sales $973 million, partially offset by higher volumes, which increased sales

$551 million. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income decreased for the year ended December 31, 2024 compared to 2023 primarily due to lower margins driven by $22 million in mark-to-market losses on derivative contracts, partially offset by a $10 million contingent consideration liability adjustment recorded in the prior year. While management anticipates positive operating income, excluding the effects of mark-to-market adjustments, for this segment in 2025, it is difficult to predict worldwide commodity price fluctuations, the uncertain political and economic conditions in the countries in which this segment operates and the volatility in the commodity markets for future periods.

Income from affiliates increased for the year ended December 31, 2024 compared to 2023. CT&M’s investments in affiliates are represented by numerous milling, feed and protein affiliates, with no individual investment representing a material fluctuation. The increase was primarily due to higher margins driven by lower commodity costs.

Net sales decreased for the year ended December 31, 2023 compared to 2022 primarily due to lower average sales prices, which decreased sales $619 million, and lower volumes as a result of increased competition and market dynamics, which decreased sales $532 million.

Operating income decreased for the year ended December 31, 2023 compared to 2022. Margins increased slightly year over year primarily due to lower commodity costs but were offset by a $10 million adjustment to the contingent consideration liability.

Income from affiliates decreased for the year ended December 31, 2023 compared to 2022. The decrease was primarily due to several entities challenged with lower margins due to higher costs and competition, with no individual investment representing a material fluctuation.

Marine Segment

				2024 vs. 2023		2023 vs. 2022
(Millions of dollars)	2024	2023	2022	$	%	$	%
Net sales	$1,388	$1,499	$2,043	$(111)	(7)%	$(544)	(27)%
Operating income	$82	$228	$591	$(146)	(64)%	$(363)	(61)%

The decrease in net sales for the year ended December 31, 2024 compared to 2023 was primarily due to an overall decline in average freight rates driven by competitive pressures, partially offset by an increase in cargo volumes. Cargo volumes increased 7% for the year ended 2024 as compared to the year ended 2023.

The decrease in operating income for the year ended December 31, 2024 compared to 2023 was primarily the result of lower voyage revenue and increases in stevedoring and terminal costs, attributable to increased cargo volumes and rates. While management anticipates this segment will be profitable in 2025, it is difficult to predict changes in fuel costs or other voyage-related costs, cargo volumes or cargo rates for future periods.

The decrease in net sales for the year ended December 31, 2023 compared to 2022 was primarily due to an overall decline in both cargo volumes and freight rates as a result of a general decrease in demand for ocean transportation services. Cargo volumes decreased 17% for the year ended 2023 compared to the year ended 2022.

The decrease in operating income for the year ended December 31, 2023 compared to 2022 was primarily the result of lower voyage revenue, partially offset by lower voyage-related costs, such as slot costs, terminal services, trucking costs and fuel costs, due to the lower cargo volumes and fuel prices.

Liquid Fuels Segment

				2024 vs. 2023		2023 vs. 2022
(Millions of dollars)	2024	2023	2022	$	%	$	%
Net sales	$556	$698	$607	$(142)	(20)%	$91	15%
Operating loss	$(100)	$(73)	$(36)	$27	37%	$37	103%

The decrease in net sales for the year ended December 31, 2024 compared to 2023 reflected lower market prices of environmental credits and fuel sold of $146 million and $25 million, respectively, partially offset by an increase in the volume of fuel sold of $35 million as the renewable diesel plant had more consistent production. Average LCFS and RIN credit market values decreased 17% and 56%, respectively, compared to 2023.

The increase in operating loss for the year ended December 31, 2024 compared to 2023 primarily reflected lower environmental credit sales and lower margins on fuel sold. Product margins were insignificant after declining selling prices. While management anticipates this segment will be near break-even in 2025, it is difficult to predict market prices for biodiesel, renewable diesel, environmental credits or the cost of feedstocks for future periods.

With the passing of the Inflation Reduction Act of 2022, the federal blender’s credits expired December 31, 2024, and a new clean fuel production credit replaced the federal blender’s credits starting in 2025. Regulatory guidance to implement the new credit was issued in early 2025, and the value varies based on the greenhouse gas emissions factor of fuel produced and sold. This clean fuel production credit will be less than the federal blender’s credit, but Seaboard is still evaluating the new guidance and the impact it will have on its financial statements. The federal blender’s credits included in sales were $125 million and $103 million for the years ended December 31, 2024 and 2023, respectively.

The increase in net sales for the year ended December 31, 2023 compared to 2022 was primarily due to a $276 million increase in volumes sold from the renewable diesel plant in Hugoton, Kansas, which began operations in the third quarter of 2022. This increase was partially offset by lower market prices of fuel sold of $116 million and lower environmental credit sales of $69 million due to timing.

The increase in operating loss for the year ended December 31, 2023 compared to 2022 reflected lower product margins, driven by lower sales prices. This decrease was partially offset with no mark-to-market derivative contract losses for 2023 compared to $35 million in 2022.

Power Segment

				2024 vs. 2023		2023 vs. 2022
(Millions of dollars)	2024	2023	2022	$	%	$	%
Net sales	$239	$237	$158	$2	1%	$79	50%
Operating income	$61	$71	$14	$(10)	(14)%	$57	407%

The increase in net sales for the year ended December 31, 2024 compared to 2023 reflected a slight increase in power generation, partially offset by lower spot market rates due to lower fuel prices.

The decrease in operating income for the year ended December 31, 2024 compared to 2023 was primarily a result of an increase in maintenance costs. While management anticipates this segment will be profitable in 2025, it is difficult to predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods.

The increase in net sales for the year ended December 31, 2023 compared to 2022 was primarily driven by more power generation from EDM III, which began operations in June 2022, contributing to an increase in sales of $60 million.

The increase in operating income for the year ended December 31, 2023 compared to 2022 was due to more revenue generated primarily from EDM III’s operations, partially offset primarily by an increase in fuel costs of $12 million and other costs related to EDM III.

Turkey Segment

				2024 vs. 2023		2023 vs. 2022
(Millions of dollars)	2024	2023	2022	$	%	$	%
Income from affiliate	$37	$87	$103	$(50)	(57)%	$(16)	(16)%

The Turkey segment represents Seaboard’s non-controlling 52.5% investment in Butterball, which is accounted for using the equity method. The decrease in Butterball’s net income of $95 million for the year ended December 31, 2024 compared to 2023 was primarily the result of lower sales of $141 million due to weaker pricing, partially offset by a decrease in production costs, primarily attributable to lower feed costs. The average selling price decreased 8% for the year ended December 31, 2024 compared to 2023, primarily due to lower market prices. Sales volumes did not have a significant impact on the results. While management anticipates this segment will be profitable in 2025, it is difficult to predict market prices for turkey products or the cost of feed for future periods. Butterball’s closure of a further-processing plant in Jonesboro, Arkansas, effective February 3, 2025, is not expected to have a material impact on net income in 2025.

The decrease in Butterball’s net income of $30 million for the year ended December 31, 2023 compared to 2022 was primarily the result of income recorded in 2022 related to a $21 million gain on the sale of businesses and $11 million of mark-to-market gains on interest-rate swap agreements that were terminated in 2022. The decrease was partially offset by higher margins with a stronger mix of value-added products sold and production efficiencies. Volumes sold decreased 7% for the year ended December 31, 2023 compared to 2022.

CRITICAL ACCOUNTING ESTIMATES

The preparation of Seaboard’s consolidated financial statements requires management to make estimates, judgments and assumptions. See Note 1 to the consolidated financial statements for a discussion of significant accounting policies. Management has identified the accounting estimates believed to be the most important to the portrayal of Seaboard’s financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. Management has reviewed these critical accounting estimates with the Audit Committee of the Board of Directors.

Realizability of Deferred Tax Assets – Recording income taxes requires judgment in the use of assumptions and estimates. As of each reporting date, management considers new information that could affect its conclusions regarding the future realization of Seaboard’s deferred tax assets. In evaluating Seaboard’s ability to recover deferred tax assets within the jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the deferred tax assets. Seaboard might rely more on forecasts in the future for certain evidence and given the inherent uncertainty involved, there can be significant differences between anticipated and actual results. Unforeseen events may significantly impact forecasts or actual results, and these changes could have a material impact on Seaboard’s income taxes. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and management’s conclusion could be materially different if certain expectations do not materialize.

During the third quarter of 2024, after considering U.S. pre-tax book income and the effects of permanent differences, Seaboard’s U.S. operations were in a historical three-year cumulative loss position, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Under U.S. GAAP, the presence of a three-year cumulative loss limits Seaboard’s ability to consider other subjective evidence, such as its expectations of future taxable income and projections of growth. As of December 31, 2024, Seaboard had a valuation allowance of $242 million which could reverse in future periods when positive sufficient evidence is achieved. Seaboard’s valuation allowance and related charge to expense increased $212 million during the year ended December 31, 2024. A reversal would result in a benefit to income taxes and an increase in net income during the applicable period in which the allowance is reversed. A valuation allowance is maintained on deferred tax assets until there is sufficient evidence to support the reversal of the allowance.

Accrued Pension Liability – The measurement of Seaboard’s pension liability and related expense is dependent on a variety of assumptions and estimates regarding future events. These assumptions include discount rates, assumed rate of return on plan assets, compensation increases, mortality rates and retirement rates. The discount rate and return on plan assets are important elements of liability and expense measurement and are reviewed on an annual basis. The effect of decreasing both the discount rate and assumed rate of return on plan assets by 50 basis points would have an immaterial impact on pension expense. The effects of actual results differing from the assumptions (i.e. gains or losses) are primarily accumulated in accrued pension liability and amortized over future periods if they exceed the 10% corridor and therefore could affect Seaboard’s recognized pension expense in such future periods as permitted under U.S. GAAP. See Note 9 to the consolidated financial statements for discussion of the pension rates and assumptions.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements for a discussion of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally derivatives are used to manage these overall market risks; however, Seaboard does not perform the extensive record-keeping required to account for derivative transactions as hedges. As a result, fluctuations in the related prices could have a material impact on earnings in any given year. From time to time, Seaboard also enters into speculative derivative transactions related to its market risks.

Commodity price changes affect the cost of necessary raw materials and other inventories, finished product sales and firm sales commitments. Seaboard uses various grain, hog, oilseed and other commodity futures and options purchase contracts to manage certain risks of increasing prices of inventories and firm sales commitments or anticipated sales contracts. Short sales contracts are used to offset the open purchase derivatives when the related commodity inventory is purchased in advance of the derivative maturity, effectively offsetting the initial futures or option purchase contract.

The political and economic conditions of the countries in which Seaboard does business, along with fluctuations in the value of the U.S. dollar, cause volatility in foreign currency exchange rates, which exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted. Since changes in foreign currency exchange rates affect the cash paid or received on foreign currency-denominated receivables and payables, Seaboard manages certain of these risks through the use of foreign currency exchange agreements.

The following table presents the sensitivity of the fair value of Seaboard’s derivatives to a hypothetical 10% change in market prices and foreign exchange rates as of December 31, 2024 and 2023. The fair value is calculated for each item by valuing each net position at quoted market prices as of the applicable date.

(Millions of dollars)	December 31, 2024	December 31, 2023
Grains and oilseeds	$34	$19
Hogs and pork products	3	2
Foreign currencies	36	17

Seaboard’s short-term investment portfolio includes both debt and equity securities. Accordingly, Seaboard is exposed to both interest rate risk and equity price risk. Approximately 45% of the debt securities in the short-term investment portfolio have fixed interest rates. Increases in interest rates decrease the fair value of debt securities and vice versa. As of December 31, 2024 and 2023, a hypothetical 10% change in interest rates would have had an immaterial impact on the fair value of Seaboard’s debt securities. Equity price risk is the risk that Seaboard may incur losses due to adverse changes in the market prices of the equity securities it holds in its short-term investment portfolio. As of December 31, 2024 and 2023, a hypothetical 10% change in market prices of Seaboard’s equity securities would have impacted results of operations by $30 million and $24 million, respectively.

As changes in interest rates affect the cash required to service variable-rate debt, Seaboard may use interest rate exchange agreements to manage risks of increasing interest rates. At December 31, 2024, Seaboard had variable-rate long-term debt outstanding of $963 million with an interest rate of 6.08%. A hypothetical 10% change in interest rates effective at December 31, 2024 would have had an immaterial impact on interest expense. Long-term debt sensitive to changes in interest rates as of December 31, 2023 totaled $973 million with an interest rate of 7.08%.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Seaboard Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

(i)	Sufficiency of audit evidence over net sales

As described in Note 13 to the consolidated financial statements, the Company earned $9.1 billion of net sales in 2024. Net sales were primarily generated by the Company’s Pork, Commodity Trading and Milling, Marine, Liquid Fuels, and Power operations, which were dispersed over numerous countries. We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required auditor judgment due to the geographical dispersion of net sales. Furthermore, given the disaggregation of local management and language differences between locations, our audit team consisted of auditors located in multiple countries around the world. The following are the primary procedures we performed to address this critical audit matter. We evaluated the nature and amounts of the Company’s net sales at its various locations and applied auditor judgment to determine the locations at which procedures were to be performed. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s net sales process, including controls related to the recognition of global net sales amounts. We tested samples of individual net sales transactions by comparing the amounts recognized by the Company to relevant underlying documentation such as purchase orders, contractual arrangements, and delivery documents, as applicable. We also performed a software-assisted data analysis to test relationships among certain revenue transactions. In addition, we evaluated the sufficiency of audit evidence obtained over net sales by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

We have served as the Company’s auditor since 1959.

Kansas City, Missouri

February 13, 2025

SEABOARD CORPORATION

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Millions of dollars except share and per share amounts)	2024	2023	2022
Net sales:
Products (includes sales to affiliates of $1,168, $1,119 and $1,463)	$7,381	$7,754	$8,979
Services (includes sales to affiliates of $38, $27 and $20)	1,473	1,566	2,100
Other	246	242	164
Total net sales	9,100	9,562	11,243
Cost of sales and operating expenses:
Products	7,129	7,893	8,707
Services	1,227	1,194	1,369
Other	168	159	137
Total cost of sales and operating expenses	8,524	9,246	10,213
Gross income	576	316	1,030
Selling, general and administrative expenses	420	403	373
Operating income (loss)	156	(87)	657
Other income (expense):
Interest expense (includes $1, $0 and $0 from affiliates)	(72)	(58)	(40)
Interest income (includes $3, $5 and $2 from affiliates)	68	62	32
Income from affiliates	85	105	152
Other investment income (loss), net	19	85	(239)
Foreign currency gains (losses), net	(9)	(4)	5
Miscellaneous, net	(1)	4	12
Total other income (expense), net	90	194	(78)
Earnings before income taxes	246	107	579
Income tax benefit (expense)	(156)	120	3
Net earnings	$90	$227	$582
Less: Net earnings attributable to noncontrolling interests	(2)	(1)	(2)
Net earnings attributable to Seaboard	$88	$226	$580

Earnings per common share	$90.62	$202.21	$499.66
Average number of shares outstanding	971,055	1,117,636	1,160,779

Other comprehensive income, net of income tax expense of $0, $(4) and $(8):
Foreign currency translation adjustment	4	(3)	(33)
Unrecognized pension cost	30	15	43
Other comprehensive income, net of tax	$34	$12	$10
Comprehensive income	124	239	592
Less: Comprehensive income attributable to noncontrolling interests	(2)	(1)	(2)
Comprehensive income attributable to Seaboard	$122	$238	$590
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Balance Sheets

	December 31,
(Millions of dollars except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$98	$56
Short-term investments	1,075	973
Receivables:
Trade	569	500
Due from affiliates	87	127
Other (includes $5 and $0 due from affiliates)	166	152
Total receivables	822	779
Allowance for credit losses	(31)	(30)
Receivables, net	791	749
Inventories	1,408	1,462
Other current assets	146	123
Total current assets	3,518	3,363
Property, plant and equipment, net of accumulated depreciation of $2,162 and $1,956	2,560	2,410
Operating lease right-of-use assets, net	382	394
Investments in and advances to affiliates	738	731
Goodwill	164	160
Other intangible assets, net	19	26
Deferred tax asset	69	199
Other non-current assets (includes $1 and $2 due from affiliates)	215	283
Total assets	$7,665	$7,566
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$314	$255
Accounts payable (includes $31 and $1 to affiliates)	418	400
Accrued compensation and benefits	128	143
Deferred revenue (includes $17 and $28 from affiliates)	83	66
Operating lease liabilities	134	117
Accrued voyage costs	74	56
Other current liabilities	256	298
Total current liabilities	1,407	1,335
Long-term debt, less current maturities	987	997
Long-term operating lease liabilities	276	304
Accrued pension liability	67	74
Deferred tax liability	32	32
Other non-current liabilities	147	190
Total liabilities	2,916	2,932
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 971,055 shares in 2024 and 2023	1	1
Accumulated other comprehensive loss	(376)	(410)
Retained earnings	5,104	5,025
Total Seaboard stockholders’ equity	4,729	4,616
Noncontrolling interests	20	18
Total equity	4,749	4,634
Total liabilities and equity	$7,665	$7,566
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Changes in Equity

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars except per share amounts)	Stock	Loss	Earnings	Interests	Total
Balances, January 1, 2022	$1	$(432)	$4,847	$18	$4,434
Comprehensive income:
Net earnings	—	—	580	2	582
Other comprehensive income, net of tax	—	10	—	—	10
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2022	1	(422)	5,417	18	5,014
Comprehensive income:
Net earnings	—	—	226	1	227
Other comprehensive income, net of tax	—	12	—	—	12
Repurchase of common stock from affiliates	—	—	(608)	—	(608)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2023	1	(410)	5,025	18	4,634
Comprehensive income:
Net earnings	—	—	88	2	90
Other comprehensive income, net of tax	—	34	—	—	34
Dividends on common stock, $9.00/share	—	—	(9)	—	(9)
Balances, December 31, 2024	$1	$(376)	$5,104	$20	$4,749
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Cash Flows

	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Operating activities:
Net earnings	$90	$227	$582
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	311	283	235
Deferred income taxes	128	(154)	(112)
Income from affiliates	(85)	(105)	(152)
Other investment loss (income), net	(19)	(85)	239
Dividends received from affiliates	64	117	40
Payment of contingent consideration in excess of acquisition date fair value	—	(16)	—
Other, net	42	23	39
Changes in assets and liabilities, net of acquisitions and dispositions:
Receivables, net of allowance	(46)	176	(188)
Inventories	61	200	(20)
Other assets	(12)	3	(7)
Accounts payable	(5)	(32)	26
Other liabilities, exclusive of debt	(10)	73	(6)
Net cash from operating activities	519	710	676
Investing activities:
Purchase of short-term investments	(1,366)	(2,519)	(567)
Proceeds from sale of short-term investments	1,354	2,686	717
Proceeds from maturity of short-term investments	14	60	15
Capital expenditures	(511)	(506)	(474)
Proceeds from sale of property, plant and equipment	34	34	29
Purchase of long-term investments	(13)	(16)	(117)
Acquisition of business	—	—	(58)
Proceeds from sale of non-consolidated affiliates	13	—	13
Investments in and advances to non-consolidated affiliates	—	(11)	(4)
Other, net	(9)	(1)	9
Net cash used in investing activities	(484)	(273)	(437)
Financing activities:
Uncommitted lines of credit, net	(10)	(172)	(27)
Draws under committed lines of credit	1,440	1,173	1,215
Repayments of committed lines of credit	(1,370)	(1,199)	(1,241)
Proceeds from long-term debt	—	310	1
Principal payments of long-term debt	(10)	(8)	(8)
Proceeds from payable to affiliate	29	—	—
Finance lease payments	(49)	(57)	(44)
Payment of contingent consideration	—	(14)	—
Repurchase of common stock from affiliates	(8)	(600)	—
Dividends paid	(9)	(10)	(10)
Other, net	(1)	(4)	(2)
Net cash from (used in) financing activities	12	(581)	(116)
Effect of exchange rate changes on cash and cash equivalents	(5)	1	1
Net change in cash and cash equivalents	42	(143)	124
Cash and cash equivalents at beginning of year	56	199	75
Cash and cash equivalents at end of year	$98	$56	$199
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 1 − Summary of Significant Accounting Policies

Operations of Seaboard Corporation and its Subsidiaries

Seaboard Corporation and its subsidiaries (collectively, “Seaboard”) together comprise a diversified group of companies that operate worldwide in agricultural, energy and ocean transport businesses. Seaboard is primarily engaged in hog production, pork processing and biofuel production in the United States (“U.S.”); commodity trading and grain processing in Africa and South America; cargo shipping services in the U.S., Caribbean and Central and South America; electric power generation in the Dominican Republic and sugar and alcohol production in Argentina. Seaboard also has an equity method investment in Butterball, LLC (“Butterball”), a producer and processor of turkey products. Seaboard’s outstanding common stock is closely held, with approximately 73% collectively owned by Seaboard Flour LLC and SFC Preferred, LLC.

Seaboard has six reportable segments: Pork, Commodity Trading and Milling (“CT&M”), Marine, Liquid Fuels, Power and Turkey. Changes to Seaboard’s reportable segments became effective during 2024. Liquid Fuels, previously part of the Pork segment, became a separate reportable segment and the previously separate Sugar and Alcohol reportable segment became part of All Other. See Note 13 to the consolidated financial statements for further discussion of this segment change.

Principles of Consolidation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Financial information from certain foreign subsidiaries is reported on a one- to three-month lag, depending on the specific entity.

Investments in Affiliates

Investments in non-consolidated affiliates, where Seaboard has significant influence but does not have a controlling interest, are accounted for by the equity method. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. Seaboard reviews its investments in affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. For the CT&M segment, investments in affiliates are primarily in foreign countries, which are less developed than the U.S. and therefore expose Seaboard to greater financial risks. At certain times when there are ongoing losses, local economies are depressed, commodity-based markets are less stable or foreign governments cause challenging business conditions, management evaluates the fair value of the equity method investments for impairment. As the fair value of these investments is not readily determinable, management uses other methods to determine fair value such as estimated future cash flows, including assumptions on growth rates and consideration of other local business conditions as applicable.

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Transactions and Translation

Seaboard has operations in several foreign countries, and the currencies of the countries fluctuate in relation to the U.S. dollar, resulting in foreign currency gains and losses. Certain CT&M segment subsidiaries located in Ivory Coast, Senegal and Zambia use local currency as their functional currency. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates, and income and expenses are translated at average exchange rates. Translation gains and losses are recorded as components of other comprehensive income (loss). Also, certain non-consolidated affiliates, primarily in the CT&M segment, use local currency as their functional currency.

Cash and Cash Equivalents

Cash equivalents include all demand deposits, overnight investments and other highly liquid investments with original maturities of three months or less.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Supplemental Cash Flow Information

The amounts paid for interest and income taxes are as follows:

	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Interest, net of interest capitalized	$57	$56	$35
Income taxes, net of refunds and tax credit sale proceeds	40	47	101

During 2024, Seaboard sold the majority of its 2023 transferable federal investment tax credits and received proceeds of $28 million. Proceeds from the sale of tax credits are presented within cash flows from operating activities.

Non-cash activities include capital expenditures of $25 million, $4 million and $15 million that were included in accounts payable and accrued expenses as of December 31, 2024, 2023 and 2022, respectively. Also, during 2024, there was a non-cash reclassification of a long-term investment in a business development company (“BDC”) to short-term investments. See Note 2 to the consolidated financial statements for further discussion of this reclassification. Non-cash activities associated with leases are included in Note 5 to the consolidated financial statements.

During 2024, the CT&M segment received $29 million on behalf of an affiliate. The amount is included in accounts payable as of December 31, 2024 and is payable upon demand. During 2023, Seaboard paid $30 million to settle a euro-denominated contingent consideration liability related to a 2018 CT&M segment acquisition. Cash flows from financing activities included the $14 million recognized at the acquisition date, and cash flows from operating activities included the remaining $16 million.

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

The allowance for credit losses is Seaboard’s best estimate of the amount of probable credit losses using the current expected credit loss model. This model estimates the lifetime of expected credit loss based on historical experience, current conditions and reasonable supportable forecasts. Changes in estimates, developing trends and other new information can have a material effect on future evaluations. As of December 31, 2024 and 2023, Seaboard had gross foreign receivables of approximately $475 million and $522 million, respectively, which generally represent more of a collection risk than the domestic receivables; however, as of December 31, 2024, no individual material amounts were deemed to have a heightened risk of collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The activity within the allowance for credit losses was as follows:

	Balance at			Balance at
(Millions of dollars)	beginning of year	Provision(a)	Net deductions(b)	end of year
Allowance for Credit Losses:
Year ended December 31, 2024	$30	3	(2)	$31
Year ended December 31, 2023	$31	5	(6)	$30
Year ended December 31, 2022	$31	7	(7)	$31

(a)  Provision amounts are charged to selling, general and administrative expenses.

(b)  Includes write-offs net of recoveries, foreign currency translation adjustments and other adjustments.

Notes Receivable

Notes receivable are included in other receivables, if current, and other non-current assets, if long-term. Seaboard’s notes receivable balances, net of reserves, were $34 million and $41 million as of December 31, 2024 and 2023, respectively. There were notes receivable due from affiliates outstanding of $6 million and $2 million, net as of December 31, 2024 and 2023, respectively. Seaboard monitors the credit quality of notes receivable, using the current expected credit loss model.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The activity within the allowance for notes receivable was as follows:

	Balance at			Balance at
(Millions of dollars)	beginning of year	Provision	Net deductions	end of year
Allowance for Notes Receivable:
Year ended December 31, 2024	$16	—	(2)	$14
Year ended December 31, 2023	$17	2	(3)	$16
Year ended December 31, 2022	$18	—	(1)	$17

Inventories

Grain, flour and feed inventories at the CT&M segment’s foreign milling operations are valued at the lower of weighted-average cost and net realizable value (“NRV”). All other inventories are valued at the lower of first-in, first-out (“FIFO”) cost and NRV. In determining NRV, management makes assumptions regarding estimated sales prices, estimated costs to complete and estimated disposal costs. Changes in future market prices or facts and circumstances could result in a material write-down in the value of inventory or decreased future margins on the sale of inventory.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and, except for land, depreciated using the straight-line method over an estimated useful life. Property, plant and equipment under finance leases are stated at the present value of minimum lease payments and subsequently amortized using the straight-line method over the earlier of the end of their useful life or the end of the lease term. Routine maintenance, repairs and minor renewals are expensed as incurred, while major renewals and improvements are capitalized.

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. Impairment is recognized if the carrying amount of the assets exceeds the estimated fair value of the assets. Operational challenges experienced with the renewable diesel plant and unfavorable biofuel and environmental credit market prices have resulted in Liquid Fuels segment operating losses. During the fourth quarter of 2024, management performed an asset impairment test and concluded assets were not impaired.

Right-of-Use Assets and Lease Liabilities

Right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. For leases that do not have readily determinable implicit discount rates, Seaboard adjusts its incremental borrowing rate by the local risk-free interest rate on its term loan with a credit risk premium corresponding to Seaboard’s unreported credit rating. Then Seaboard determines discount rates based on term, country and currency where the leased asset is located. Seaboard accounts for lease and non-lease components as a single lease component for all classes of underlying assets. Seaboard does not recognize ROU assets and lease liabilities for short-term leases with terms greater than one month but less than 12 months.

Goodwill and Other Intangible Assets

Goodwill is assessed annually for impairment by each reporting unit during the fourth quarter. Goodwill is assessed more frequently if events or changes in circumstances indicate that impairment is likely. Seaboard first assesses qualitative factors to determine whether it is more likely than not the fair value of any reporting unit is less than its carrying amount. If qualitative factors indicate more likely than not that an impairment is possible, Seaboard performs a quantitative impairment test using discounted cash flow analysis by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill were as follows:

	Pork	CT&M
(Millions of dollars)	Segment	Segment	Total
Balance, December 31, 2022	$22	$132	$154
Foreign currency translation	—	6	6
Balance, December 31, 2023	22	138	160
Foreign currency translation	—	4	4
Balance, December 31, 2024	$22	$142	$164

Separable intangible assets with finite lives are amortized over their estimated useful lives and evaluated for impairment similar to property, plant and equipment discussed above. The gross carrying amount and accumulated amortization for finite-lived intangibles were as follows:

	December 31, 2024			December 31, 2023
	Customer	Trade		Customer	Trade
(Millions of dollars)	relationships	names	Total	relationships	names	Total
Gross carrying amount	$51	$28	$79	$51	$28	$79
Accumulated amortization and currency translation	(39)	(21)	(60)	(34)	(19)	(53)
Net carrying amount	$12	$7	$19	$17	$9	$26

Amortization of intangible assets was $8 million for each of the years ended December 31, 2024, 2023 and 2022. Using the exchange rates in effect at year-end, estimated amortization of intangible assets as of December 31, 2024 is $8 million each year for the next two years and $3 million in year three.

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

	December 31,
(Millions of dollars)	2024	2023
Beginning balance	$34	$32
Accretion expense	2	2
Ending balance	$36	$34

Pension Plans

Seaboard records annual income and expense amounts relating to its pension plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases and retirement rates. Seaboard reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods using the corridor approach. Actuarial (gains) losses that exceed 10% of the greater of the pension benefit obligation or the fair value of plan assets are generally amortized over the average remaining working lifetime of the participants. The measurement date for all plans is December 31. Any overfunded status is recognized as an asset and any underfunded status is recognized as a liability. The service cost component of net periodic benefit cost is recorded in either cost of sales or selling, general and administrative expenses depending upon the employee, and the other components of net periodic benefit cost are recorded in miscellaneous, net in the consolidated statements of comprehensive income. Settlements are recognized when lump sum payments on a cumulative basis exceed the service cost plus interest cost for the respective plan.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Revenue Recognition

Almost all of Seaboard’s contracts with its customers are less than one year. Seaboard recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The majority of Seaboard’s revenue arrangements consist of a single performance obligation as the promise to transfer the individual product or service is not separately identifiable from other promises in the contracts, including shipping and handling and customary storage, and, therefore, not distinct. Revenue from goods and services transferred to customers at a single point in time accounts for approximately 85% of Seaboard’s net sales. Substantially all of the sales in Seaboard’s Marine segment are recognized ratably over the transit time for each voyage, as the performance obligation to its customers is satisfied.

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

Deferred revenue represents cash payments received in advance of Seaboard’s performance or revenue billed that is unearned. The CT&M segment requires certain customers to pay in advance or upon delivery to avoid collection risk. The Marine segment’s deferred revenue balance primarily relates to the unearned portion of billed revenue when a vessel is on the water and has not arrived at the designated port. Deferred revenue balances are reduced when revenue is recognized. The majority of the deferred revenue balance as of year-end is recognized as revenue during the following quarter.

Research and Development

Seaboard conducts research and development activities to develop new products and to improve existing products and processes. Seaboard incurred research and development expenses of $113 million, $361 million and $210 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Each reporting period, Seaboard assesses the realizability of its deferred tax assets and the amount of any valuation allowance for each relevant taxing jurisdiction. A valuation allowance is established if it is more likely than not that the deferred tax assets will not be realized. Realizability of deferred tax assets is based on the weight of available positive and negative evidence to estimate whether sufficient future taxable income will be generated.

Seaboard accounts for the global intangible low-taxed income (“GILTI”) provision and the base-erosion and anti-abuse tax provision taxes in the period incurred. The Organization for Economic Co-operation and Development’s Pillar Two Model Rules (“Pillar Two”) are considered an alternative minimum tax, and therefore deferred taxes are not recognized or adjusted for the estimated future effects of the minimum tax.

For quarters, Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. If an annual effective tax rate cannot be reasonably estimated, Seaboard uses the actual effective tax rate.

Earnings Per Common Share

Earnings per common share are based upon the weighted-average shares outstanding during the period. Basic and diluted earnings per share are the same for all periods presented.

Recently Issued Accounting Standards Adopted

For the year ended December 31, 2024, Seaboard adopted Financial Accounting Standards Board (“FASB”) guidance that requires incremental segment disclosures including the disclosure of significant segment expenses regularly provided to Seaboard’s chief operating decision maker (“CODM”). The disclosure requirements were applied retrospectively to all prior periods presented in the financial statements. These additional disclosures are effective for interim reporting periods beginning on January 1, 2025. See Note 13 to the consolidated financial statements for disclosure impacts from this new accounting standard.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued guidance that requires additional detailed income tax disclosures related to standardization and disaggregation of information in the rate reconciliation of effective tax rates to statutory rates and income taxes paid by jurisdiction. This accounting standard should be applied on a prospective basis, although retrospective adoption is permitted. Seaboard will adopt this guidance for the annual reporting period beginning on January 1, 2025. Seaboard is assessing the impact this guidance will have on its disclosures.

In November 2024, the FASB issued guidance which requires disclosure of incremental income statement expense information on an annual and interim basis, primarily through additional expense disclosures including disaggregation of specific expense categories including, but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. Prospective application is required, and retrospective application is permitted. Seaboard will adopt this guidance for the annual reporting period beginning on January 1, 2027, and interim periods within the annual year beginning on January 1, 2028. Seaboard is assessing the impact this guidance will have on its disclosures.

Note 2 − Investments

The following is a summary of the fair value of short-term investments classified as trading securities:

	December 31,
(Millions of dollars)	2024	2023
Domestic equity securities	$205	$143
Foreign equity securities	98	96
Domestic debt securities	635	593
Foreign debt securities	102	120
Money market funds held in trading accounts	28	17
Other trading securities	7	4
Total trading short-term investments	$1,075	$973

The unrealized gains (losses) related to trading securities still held at the end of the respective reporting period were $13 million, $39 million and ($129) million for the years ended December 31, 2024, 2023 and 2022, respectively. Seaboard had $40 million and $18 million of short-term investments denominated in foreign currencies, primarily euros, as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, Seaboard had long-term investments of $141 million, primarily in real estate, classified in other non-current assets on the consolidated balance sheet. As of December 31, 2023, Seaboard had long-term investments of $207 million which included an investment of $68 million in a BDC. During 2024, the BDC completed an initial public offering and became a publicly traded company on the NYSE. Seaboard’s equity securities in this BDC are subject to the SEC’s restrictions of the timing and sale of shares held by ownership interests greater than 10%.

Note 3 − Inventories

The following table is a summary of inventories:

	December 31,
(Millions of dollars)	2024	2023
At lower of FIFO cost and NRV:
Hogs and materials	$471	$527
Pork products and materials	66	61
Grains, oilseeds and other commodities	367	375
Biofuels and related credits	221	194
Other	64	81
Total inventories at lower of FIFO cost and NRV	1,189	1,238
Grain, flour and feed at lower of weighted-average cost and NRV	219	224
Total inventories	$1,408	$1,462

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 4 − Property, Plant and Equipment

The following table is a summary of property, plant and equipment:

	Useful				December 31,
(Millions of dollars)	Lives				2024	2023
Land and improvements	3	-	15	years	$470	$369
Buildings and improvements	25	-	30	years	859	802
Machinery and equipment	3	-	25	years	2,443	2,120
Vessels	10	-	25	years	372	271
Vehicles	3	-	8	years	136	127
Office furniture and fixtures	3	-	10	years	50	45
Contract growers	5	-	15	years	155	156
Construction in progress					237	476
Total property, plant and equipment					4,722	4,366
Accumulated depreciation and amortization					(2,162)	(1,956)
Net property, plant and equipment					$2,560	$2,410

Seaboard’s capitalized interest on construction in progress was $24 million, $17 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Seaboard’s operating lease assets and liabilities are reported separately in the consolidated balance sheets. The classifications of Seaboard’s finance leases in the consolidated balance sheets were as follows:

(Millions of dollars)		2024	2023
Finance lease right-of-use assets, net	Property, plant and equipment, net	$96	$148
Finance lease liabilities	Other current liabilities	29	51
Non-current finance lease liabilities	Other liabilities	68	96

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

The components of lease cost were as follows for the years ended December 31:

(Millions of dollars)	2024	2023	2022
Operating lease cost	$182	$190	$184
Finance lease cost:
Amortization of right-of-use assets	50	54	46
Interest on lease liabilities	5	6	6
Variable lease cost (a)	6	10	18
Short-term lease cost (b)	7	9	13
Sublease income	—	(7)	(6)
Total lease cost	$250	$262	$261
(a)	Includes throughput of cargo containers in excess of minimums and changes in indexed charter hire rates.
(b)	Short-term leases are primarily for cargo containers and vessels.

Weighted-average lease terms and discount rates were as follows as of December 31, 2024 and 2023:

	Operating Leases		Finance Leases
	2024	2023	2024	2023
Weighted-average remaining term (in years)	5	6	6	5
Weighted-average discount rate	6.83%	6.63%	4.37%	3.79%

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 31, 2024 were as follows:

	Operating	Finance
(Millions of dollars)	Leases	Leases
2025	$158	$33
2026	92	19
2027	71	13
2028	52	11
2029	27	10
Thereafter	96	27
Total undiscounted lease payments	496	113
Less: imputed interest	86	16
Total lease liability	$410	$97

The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of ROU assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the consolidated statements of cash flows.

	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$179	$193	$194
Operating cash flows from finance leases	5	6	6
Financing cash flows from finance leases	49	57	44
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$142	$117	$118
Finance leases	3	5	116

Note 6 – Investments in Affiliates

Seaboard has investments in several non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting.

	Investments in and		Income (Loss)
	Advances to Affiliates		from Affiliates
	December 31,		Years ended December 31,
(Millions of dollars)	2024	2023	2024	2023	2022
Pork	$154	$154	$26	$32	$24
CT&M	164	164	17	(18)	21
Turkey	375	370	37	87	103
Other	45	43	5	4	4
Segment/Consolidated Totals	$738	$731	$85	$105	$152

As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $68 million, $86 million and $91 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Pork segment has investments in Seaboard Triumph Foods, LLC (“STF”) (50%), which operates a pork processing plant, Daily’s Premium Meats, LLC (“Daily’s”) (50%), which produces raw and pre-cooked bacon, and Seaboard de Mexico USA LLC (“Seaboard de Mexico”) (50%), which debones hams. Seaboard’s Pork segment supplies raw materials to Daily’s, STF and Seaboard de Mexico for processing and also provides marketing services to Daily’s and STF for its pork products. STF supplies feedstock for the Liquid Fuels segment’s renewable diesel operations.

On January 1, 2022, Seaboard sold a 50% interest in Seaboard de Mexico to Triumph Foods, LLC, a partner in the Pork segment’s other joint ventures, for cash proceeds of approximately $9 million, net of cash sold.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Combined financial information for the Pork segment’s non-consolidated affiliates was as follows:

Pork Segment	December 31,
(Millions of dollars)	2024	2023	2022
Net sales	$2,376	$2,205	$2,417
Net income	$52	$65	$48
Total assets	$608	$604	$615
Total liabilities	$302	$299	$312
Total equity	$306	$305	$303

The CT&M segment has investments in foreign businesses conducting flour, maize and feed milling, baking operations, protein production and processing, and agricultural commodity trading. The CT&M segment supplies commodities to the majority of its milling affiliates. As of December 31, 2024, the location and percentage ownership of CT&M’s affiliates were as follows: Botswana (50%), Democratic Republic of the Congo (50%), The Gambia (50%), Kenya (18.47%-49%), Lesotho (50%), Mauritania (33.33%), Senegal (49%), South Africa (50%), Tanzania (11.76%-49%), Uganda (23.50%-49%) and Zambia (49%) in Africa; Colombia (40%-42%), Ecuador (25%-50%), and Peru (50%) in South America; Jamaica (50%) and Haiti (23.33%) in the Caribbean; Turkey (25%) in Europe; and Canada (45%) in North America. As of December 31, 2024, the CT&M segment’s carrying value of certain investments in affiliates was more than its share of the affiliates’ book value by $24 million and is attributable primarily to goodwill.

During 2022, the CT&M segment sold a 20% interest in its U.S. protein and commodity trading company to the majority owner for cash proceeds of $12 million. During 2024, the segment sold its remaining 20% interest in this investment for cash proceeds of $13 million. During 2023, the CT&M segment lost significant influence of its Moroccan investments and since then, such investments are accounted for under the cost method of accounting.

Combined financial information for the CT&M segment’s non-consolidated affiliates was as follows. The information is impacted by the transactions discussed above.

CT&M Segment	December 31,
(Millions of dollars)	2024	2023	2022
Net sales	$1,597	$3,088	$3,186
Net income (loss)	$50	$(79)	$40
Total assets	$779	$960	$1,848
Total liabilities	$411	$569	$1,250
Total equity	$368	$391	$598

The Turkey segment represents Seaboard’s investment of 52.5% in Butterball. Seaboard does not have control of Butterball and all significant corporate governance matters are equally shared between Seaboard and its partner in Butterball. Within total assets, Butterball had indefinite-lived trade name intangible assets of $111 million and goodwill of $61 million as of December 31, 2024 and 2023.

Butterball’s financial information was as follows:

Turkey Segment	December 31,
(Millions of dollars)	2024	2023	2022
Net sales	$1,883	$2,025	$2,050
Operating income	$86	$182	$202
Net income	$71	$166	$196
Total assets	$1,131	$1,120	$1,081
Total liabilities	$409	$408	$406
Total equity	$722	$712	$675

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Other includes a port terminal business in the Caribbean (21.02%), investments in two energy-related businesses in the Dominican Republic (45% and 50%), and two sugar-related businesses in Argentina (50%). Combined financial information for these non-consolidated affiliates was as follows:

Other	December 31,
(Millions of dollars)	2024	2023	2022
Net sales	$74	$69	$91
Net income	$21	$22	$21
Total assets	$311	$248	$271
Total liabilities	$82	$75	$66
Total equity	$229	$173	$205

Note 7 − Debt

Lines of Credit

The outstanding balances under uncommitted lines of credit were $139 million and $150 million as of December 31, 2024 and 2023, respectively. Of the outstanding balance as of December 31, 2024, $83 million was denominated in foreign currencies, with $62 million denominated in the South African rand. Of the outstanding balance as of December 31, 2023, $70 million was denominated in foreign currencies, with $57 million denominated in the South African rand. The uncommitted lines of credit are due on demand and unsecured.

Seaboard has a committed $450 million line of credit secured by certain short-term investments that matures March 28, 2025. Draws bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a spread. The outstanding balances under this committed line of credit were $175 million and $105 million as of December 31, 2024 and 2023, respectively.

The weighted-average interest rate for outstanding lines of credit was 6.47% and 7.34% as of December 31, 2024 and 2023, respectively.

Long-Term Debt

The following table is a summary of long-term debt:

	December 31,
(Millions of dollars)	2024	2023
Term Loan due 2033	$963	$973
Foreign subsidiary obligations	1	1
Other long-term debt	38	38
Total debt at face value	1,002	1,012
Current maturities and unamortized costs	(15)	(15)
Long-term debt, less current maturities and unamortized costs	$987	$997

On November 10, 2023, Seaboard Foods LLC (“Seaboard Foods”), a wholly owned subsidiary of Seaboard, entered into a Second Amended and Restated Term Loan Credit Agreement (“Amended Credit Agreement”) with CoBank, ACB, Farm Credit Services of America, PCA, and the lenders party thereto. The Amended Credit Agreement replaced the $700 million unsecured term loan with a $975 million unsecured term loan (“Term Loan due 2033”) and extended the maturity from September 25, 2028 to November 10, 2033. The Term Loan due 2033 provides for quarterly amortization of the principal balance of $2.5 million with the balance due on the maturity date. The Term Loan due 2033 bears interest at one of four options selected by the borrower, including fluctuating rates based on various margins over a Base Rate, Term SOFR, Daily Simple SOFR or a fixed Quoted Rate. The interest rate was 6.08% and 7.08% as of December 31, 2024 and 2023, respectively. Seaboard was in compliance with all restrictive debt covenants as of December 31, 2024.

Seaboard has a note payable of $30 million that incurs a fixed interest rate of 1.28% and matures in December 2027, with principal due upon maturity.

The aggregate minimum principal payments required on long-term debt as of December 31, 2024 were as follows: $11 million in 2025, $11 million in 2026, $41 million in 2027, $11 million in 2028, $11 million in 2029 and $917 million thereafter.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

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

In Seaboard’s opinion, it has made appropriate and adequate accruals for loss contingencies where necessary as of December 31, 2024. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

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

Seaboard believes that it has meritorious defenses to the claims and intends to vigorously defend the litigation. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties and, if unfavorable, could result in a material liability.

Pork Price-Fixing Antitrust Litigation

On June 28, 2018, twelve indirect purchasers of pork products filed a class action complaint in the U.S. District Court for the District of Minnesota (the “Minnesota District Court”) against several pork processors, including Seaboard Foods LLC (“Seaboard Foods”) and Agri Stats, Inc., a company described in the complaint as a data sharing service. Additional class action complaints with similar claims on behalf of putative classes of direct and indirect purchasers were later filed in the Minnesota District Court, and additional actions by standalone plaintiffs (including the Commonwealth of Puerto Rico) were filed in or transferred to the Minnesota District Court. The consolidated actions are styled In re Pork Antitrust Litigation. The complaints allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain and stabilize the price of pork products in violation of U.S. antitrust laws by coordinating output and limiting production, allegedly facilitated by the exchange of non-public information about prices, capacity, sales volume and demand through Agri Stats, Inc. The complaints on behalf of the putative classes of indirect purchasers also assert claims under various state laws, including state antitrust laws, unfair competition laws, consumer protection statutes, and common law unjust enrichment. The relief sought in the respective complaints includes treble damages, injunctive relief, pre- and post-judgment interest, costs and attorneys’ fees. On October 16, 2020, the Minnesota District Court denied the defendants’ motions to dismiss the amended complaints. On March 3, 2023, the Minnesota District Court granted the Plaintiffs’ Motions to Certify the Classes with respect to all three classes.

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

On June 12, 2023, Seaboard Foods entered into a settlement agreement with the putative direct purchaser plaintiff class (the “DPP Class”). The settlement with the DPP Class does not cover the claims of (a) “direct action” plaintiffs (“DPPs”) that opted-out of Seaboard’s settlement with the DPP Class and are continuing direct actions; (b) other direct purchasers that opted-out of the settlement (“Other Opt-Outs”) and may in the future file actions against Seaboard; (c) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”); or (d) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”). Subsequent to the settlement with the DPP Class, Seaboard settled with some of the DPPs and Other Opt-Outs. Seaboard continues to litigate against the DPPs it has not settled with, but Seaboard will consider additional reasonable settlements where they are available. On June 18, 2024 and June 20, 2024, Seaboard Foods entered into settlement agreements with the CIIP Class and the EUCP Class. The settlement with the EUCP Class remains subject to court approval. Seaboard Foods entered into settlement agreements with the state of Alaska on August 7, 2024 and the Commonwealth of Puerto Rico on January 2, 2025. Seaboard believes that these settlements were in the best interests of Seaboard and its stakeholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation.  Seaboard believes that it has meritorious defenses to the claims alleged in these matters and intends to vigorously defend any matters not resolved by settlement. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties and, if unfavorable, could result in a material liability.

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

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

agreements should be set aside as fraudulent conveyances. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard and its two subsidiaries could be ordered to pay the Clawback Amount to Cereoil.

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency and should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $50 million and assets of approximately $30 million. Based on the information received from the Trustee on the administration of the case and the liquidation of assets, as of December 31, 2024, the U.S. dollar equivalent of liabilities was estimated to be approximately $45 million, and the liquidation value of the remaining assets is negligible. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the liabilities of Cereoil, net of any amounts received from the liquidation of Cereoil’s assets, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses. Any award in this case should be reduced by the amount of any award in the Clawback Action described above that is paid to Cereoil.

On September 30, 2021, HSBC Bank (Uruguay) SA (“HSBC”), a creditor in the Cereoil bankruptcy proceeding pending in Uruguay, filed a suit in the U.S. District Court for the District of Kansas (the “Kansas District Court”) against Seaboard Corporation alleging claims for breach of contract, promissory estoppel, breach of the duty of good faith and fair dealing, unjust enrichment, fraud, negligent misrepresentation and fraud by concealment based upon a comfort letter, alleged statements by Cereoil personnel (including the Chief Financial Officer serving at the behest of Seaboard), and the same grain transactions that the Trustee challenges as fraudulent conveyances in the Cereoil bankruptcy in Uruguay discussed above. HSBC seeks $10 million plus interest and other relief in excess of $3 million. In March 2022, Seaboard filed a motion to dismiss HSBC’s claims on various grounds. On September 23, 2022, the Kansas District Court dismissed six of HSBC’s seven claims. Three of those claims, for fraud, negligent misrepresentation and fraud by concealment, can be refiled by HSBC in Uruguay. The other three claims, for breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment, were dismissed with prejudice and cannot be refiled unless HSBC successfully appeals the Kansas District Court order. The one claim not dismissed in this matter is for promissory estoppel. Seaboard believes that it has meritorious defenses to this claim and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation could be ordered to pay HSBC the amounts described above.

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency and should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $29 million and assets of approximately $15 million. Based on the administration of the case which resulted in duplicative claims made in the Cereoil case and the liquidation of assets, as of December 31, 2024, the U.S. dollar equivalent of liabilities was estimated to be approximately $1 million, and there are no remaining assets with any value. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other defendants could be ordered to pay the liabilities of Nolston, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses.

Guarantees

Certain of Seaboard’s non-consolidated affiliates have debt supporting their underlying operations. From time to time, Seaboard will provide guarantees of such debt in order to further Seaboard’s business objectives. As of December 31, 2024, guarantees outstanding were not material. Seaboard accrues a liability for any guarantee management considers the likelihood of loss to be probable, and the amount accrued was immaterial.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Commitments

As of December 31, 2024, Seaboard had various non-cancelable commitments under contractual agreements. The purchase commitments included below qualify for the normal purchase normal sale exception under U.S. GAAP and are not recorded as derivatives on the consolidated balance sheets.

	Years ended December 31,
(Millions of dollars)	2025	2026	2027	2028	2029	Thereafter	Totals
Hog procurement contracts (a)	$91	$64	$18	$18	$—	$—	$191
Grain and ingredient commitments (b)	133	—	—	—	—	—	133
Grain and freight purchase contracts for resale (c)	982	—	—	—	—	—	982
Fuel supply contracts (d)	124	74	74	74	74	180	600
Capital expenditures (e)	236	—	—	—	—	—	236
Other commitments	68	1	1	1	1	7	79
Total unrecognized non-cancelable commitments	$1,634	$139	$93	$93	$75	$187	$2,221
(a)	The Pork segment has contracts with third parties for the purchase of hogs to support its operations. For variable costs, the amounts are based on projected market prices as of December 31, 2024.
(b)	The Pork segment enters into grain and ingredient purchase contracts to support its operations. For variable costs, the amounts are based on projected commodity prices as of December 31, 2024.
(c)	The CT&M segment enters into grain and freight purchase contracts, primarily to support firm sales commitments. The amounts are fixed or based on projected commodity prices as of December 31, 2024.
(d)	The Power segment has a natural gas supply contract for a significant portion of the fuel required for EDM III, the most recently constructed barge. Also, the Marine segment has a fuel supply agreement to purchase liquefied natural gas for the first three new build 3,500 TEU dual-fueled vessels. Two vessels were delivered in 2024 and the third vessel was delivered in January 2025. The variable price components are based on market prices as of December 31, 2024.
(e)	The capital expenditures are primarily for the Marine segment’s construction of six vessels expected to be delivered in 2025 and other investments that are expected to be substantially completed in 2025.

Note 9 − Employee Benefits

Seaboard has qualified defined benefit pension plans for its domestic salaried and clerical employees that were hired before January 1, 2014. Benefits are generally based upon the number of years of service and a percentage of final average pay. Seaboard made immaterial contributions to these plans in 2024 and none in 2023 and 2022. Seaboard does not intend to make material contributions in 2025.

Also, Seaboard sponsors non-qualified, unfunded supplemental executive plans. Management has no plans to provide funding for these supplemental executive plans in advance of when the benefits are paid.

Pursuant to Seaboard’s investment policies for qualified pension plans, assets are invested to achieve a diversified target allocation of approximately 80% in equities and 20% in fixed-income securities. The investment strategy is periodically reviewed by management for adherence to policy and performance.

The following tables show the qualified plans’ assets measured at estimated fair value as of December 31, 2024 and 2023, respectively, and the level within the fair value hierarchy used to measure each category of assets:

	December 31,
(Millions of dollars)	2024	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$109	$109	$—	$—
Foreign equity securities	68	68	—	—
Domestic fixed income mutual funds	13	13	—	—
Foreign fixed income mutual funds	6	6	—	—
Money market funds	2	2	—	—
Total assets	$198	$198	$—	$—

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

	December 31,
(Millions of dollars)	2023	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$81	$81	$—	$—
Foreign equity securities	51	51	—	—
Domestic fixed income mutual funds	26	26	—	—
Foreign fixed income mutual funds	11	11	—	—
Money market funds	2	2	—	—
Total assets	$171	$171	$—	$—

Assumptions used in determining pension information for the qualified and nonqualified plans were:

	Years ended December 31,
	2024	2023	2022
Weighted-average assumptions:
Discount rate used to determine obligations	5.72%	5.26%	5.38%
Discount rate used to determine net periodic benefit cost	5.26%	5.38%	2.78%
Expected return on plan assets	7.00%	6.50%	6.25%
Long-term rate of increase in compensation levels	3.78%	3.80%	4.00%

Management selected the discount rates based on a model-based result where the timing and amount of cash flows approximates the estimated payouts. The expected return on the qualified plans’ assets assumption is based on the weighted average of asset class expected returns that is consistent with the qualified plans’ asset allocation and related long-term projected returns.

The aggregate changes in the benefit obligation and fair value of assets for the qualified and nonqualified plans and the funded status were as follows:

	December 31,
	2024			2023
(Millions of dollars)	Assets exceed accumulated benefits	Accumulated benefits exceed assets	Total	Assets exceed accumulated benefits	Accumulated benefits exceed assets	Total
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$113	$129	$242	$129	$147	$276
Service cost	2	3	5	3	3	6
Interest cost	6	5	11	7	6	13
Actuarial losses (gains)	(11)	(3)	(14)	(1)	2	1
Plan settlements	—	(13)	(13)	(21)	(25)	(46)
Benefits paid	(4)	(5)	(9)	(4)	(4)	(8)
Benefit obligation at end of year	$106	$116	$222	$113	$129	$242
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$122	$49	$171	$126	$56	$182
Actual return on plan assets	18	7	25	21	9	30
Employer contributions	—	22	22	—	13	13
Plan settlements	—	(13)	(13)	(21)	(25)	(46)
Benefits paid	(4)	(3)	(7)	(4)	(4)	(8)
Fair value of plan assets at end of year	$136	$62	$198	$122	$49	$171
Funded status	$30	$(54)	$(24)	$9	$(80)	$(71)

The benefit obligation decreased due to higher discount rates, further settlements and benefits paid. During 2023, Seaboard entered into an agreement with an insurance company to purchase a group annuity contract for a select group of retirees in the qualified pension plans.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The accumulated benefit obligation for Seaboard’s defined benefit pension plans was $200 million and $216 million as of December 31, 2024 and 2023, respectively. The accumulated benefit obligation for Seaboard’s defined benefit pension plans in excess of plan assets was $46 million and $118 million as of December 31, 2024 and 2023, respectively. Expected future benefit payments for the qualified and nonqualified plans during each of the next five years and the next five years thereafter were as follows: $8 million, $38 million, $9 million, $11 million, $10 million and $68 million, respectively.

The net periodic benefit cost of these plans was as follows:

	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$5	$6	$9
Interest cost	11	13	10
Expected return on plan assets	(12)	(11)	(14)
Amortization	1	—	6
Settlement loss recognized	3	1	—
Net periodic benefit cost	$8	$9	$11

The amounts not reflected in net periodic benefit cost and included in accumulated other comprehensive loss before taxes as of December 31, 2024 and 2023 were $(29) million and $2 million, respectively. Such amounts primarily represent the cumulative unrecognized net actuarial gains and losses that are generally amortized over the average remaining working lifetime of the active participants for all of these plans.

Seaboard has defined contribution retirement programs for various groups of employees. Contribution expense for these programs was $9 million for each of the years ended December 31, 2024, 2023 and 2022.

Seaboard has deferred compensation plans that allow certain employees to reduce their compensation in exchange for values in various investments. In conjunction with these plans, Seaboard purchases investments that are classified as trading securities and included in other current assets, and recognizes the amount payable to employees in other current liabilities on the consolidated balance sheets. Investments for Seaboard’s deferred compensation plans were $17 million and $22 million as of December 31, 2024 and 2023, respectively. The amount payable to employees was $17 million and $19 million as of December 31, 2024 and 2023, respectively. Deferred compensation plan costs recognized in selling, general and administrative expenses are offset by the effect of the mark-to-market adjustments on investments recorded in other investment income (loss).

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

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

Level 3 — Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its assumptions.

	December 31,
(Millions of dollars)	2024	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$205	$205	$—	$—
Foreign equity securities	98	98	—	—
Domestic debt securities	635	158	477	—
Foreign debt securities	102	11	91	—
Money market funds held in trading accounts	28	28	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	17	17	—	—
Derivatives	30	17	13	—
Total assets	$1,122	$534	$588	$—
Liabilities:
Derivatives	$5	$5	$—	$—
Total liabilities	$5	$5	$—	$—

	December 31,
(Millions of dollars)	2023	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$143	$143	$—	$—
Foreign equity securities	96	96	—	—
Domestic debt securities	593	173	420	—
Foreign debt securities	120	3	117	—
Money market funds held in trading accounts	17	17	—	—
Other trading securities	4	—	4	—
Trading securities – other current assets	22	22	—	—
Long-term investment – BDC	68	—	68	—
Derivatives	12	9	3	—
Total assets	$1,075	$463	$612	$—
Liabilities:
Derivatives	$9	$4	$5	$—
Total liabilities	$9	$4	$5	$—

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

As of December 31, 2023, Seaboard held a long-term investment in a BDC. During 2024, the BDC completed an IPO, and the investment is included in short-term investments as of December 31, 2024. See Note 2 to the consolidated financial statements for further discussion.

The fair value of long-term debt is estimated by comparing interest rates for debt with similar terms and maturities. As

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Seaboard’s long-term debt is mostly variable-rate, its carrying amount approximates fair value. If Seaboard’s long-term debt was measured at fair value on its consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy. See Note 7 to the consolidated financial statements for a discussion of Seaboard’s long-term debt.

Derivatives

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses derivatives to manage its commodity and foreign currency fluctuations. From time to time, Seaboard enters into interest rate swap agreements to manage the interest rate risk of certain variable-rate long-term debt and enters into equity futures contracts to manage the equity price risk of certain short-term investments. While management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. As a result, fluctuations in prices and rates could have a material impact on earnings in any given reporting period. Credit risks associated with derivative contracts are not significant as Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and uses margin accounts for some commodity contracts. As of December 31, 2024, the maximum amount of credit risk related to foreign currency contracts, had the counterparties failed to perform according to the terms of the contract, was $13 million.

Commodity Instruments

Seaboard uses various derivative futures and options to manage some of its risk to price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Commodity derivatives are recorded at fair value, with any changes in fair value recognized as a component of cost of sales in the consolidated statements of comprehensive income.

Seaboard had the following aggregated outstanding notional amounts:

		December 31,
(Millions)	Metric	2024	2023
Commodities:
Grain	Bushels	33	19
Hogs and pork products	Pounds	134	133
Soybean oil	Pounds	3	10
Soybean meal	Tons	1	—

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk of certain transactions denominated in foreign currencies. Foreign currency exchange agreements that primarily relate to an underlying commodity transaction are recorded at fair value with changes in value recognized as a component of cost of sales. Other foreign currency exchange agreements are recognized as a component of foreign currency gains (losses), net. As of December 31, 2024 and 2023, Seaboard had foreign currency exchange agreements with notional amounts of $334 million and $152 million, respectively, primarily related to the South African rand and euro.

The following table provides the amount of gain (loss) recorded for each type of derivative and where it was recognized in the consolidated statements of comprehensive income:

(Millions of dollars)		2024	2023
Commodities	Cost of sales	$(55)	$(18)
Foreign currencies	Cost of sales	(1)	6
Foreign currencies	Foreign currency gains (losses), net	7	(2)

The following table provides the fair value of each type of derivative held and where each derivative is included in the consolidated balance sheets:

		Asset			Liability
		December 31,	December 31,		December 31,	December 31,
(Millions of dollars)		2024	2023		2024	2023
Commodities	Other current assets	$17	$9	Other current liabilities	$5	$4
Foreign currencies	Other current assets	13	3	Other current liabilities	—	5

Seaboard’s commodity derivative assets and liabilities are presented in the consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2024 and 2023, the commodity derivatives had a margin account balance of $23 million and $19 million, respectively, resulting in a net other current asset in the consolidated balance sheets of $35 million and $24 million, respectively.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 11 − Stockholders’ Equity and Accumulated Other Comprehensive Loss

During 2023, in a privately negotiated transaction, Seaboard repurchased an aggregate of 189,724 shares of its common stock from certain affiliates at a price below the traded market price for an aggregate purchase price of $600 million. Shares repurchased were retired and retained earnings decreased $608 million for the purchase and related U.S. excise taxes for the year ended December 31, 2023. The excise taxes were paid during 2024.

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign		Cumulative
	Currency		Unrecognized
	Translation		Pension
(Millions of dollars)	Adjustment		Cost		Total
Balance, December 31, 2021	$(368)		$(64)		$(432)
Other comprehensive income (loss) before reclassifications	(42)		38		(4)
Amounts reclassified from AOCL to net earnings	9	(a)	5	(b)	14
Other comprehensive income (loss), net of tax	(33)		43		10
Balance, December 31, 2022	$(401)		$(21)		$(422)
Other comprehensive income (loss) before reclassifications	(3)		14		11
Amounts reclassified from AOCL to net earnings	—		1	(b)	1
Other comprehensive income (loss), net of tax	(3)		15		12
Balance, December 31, 2023	$(404)		$(6)		$(410)
Other comprehensive income before reclassifications	3		27		30
Amounts reclassified from AOCL to net earnings	1		3	(b)	4
Other comprehensive income, net of tax	4		30		34
Balance, December 31, 2024	$(400)		$24		$(376)

(a)  This reclassification adjustment primarily reflects the recognition of a currency translation adjustment upon the disposition of a CT&M business in Brazil whose functional currency was the Brazilian real.

(b)   This primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.  See Note 9 to the consolidated financial statements for further discussion.

The cumulative foreign currency translation adjustment primarily represents the effect of the Argentine peso currency exchange fluctuation on the net assets of the sugar and alcohol business. The business’s functional currency has been the U.S. dollar due to highly inflationary accounting since 2018. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into Seaboard’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income, rather than accumulated other comprehensive income (loss) on the balance sheet. The adjustments for the years presented are related to non-U.S. dollar functional currencies of consolidated subsidiaries and non-consolidated affiliates in the CT&M segment.

The cumulative unrecognized pension cost represents the unamortized net actuarial gain (loss). Income tax for the cumulative unrecognized pension cost component was recorded using an effective tax rate of 24% in 2024 and 25% in 2023 and 2022, except for unrecognized pension cost of $5 million, $2 million and $5 million in 2024, 2023 and 2022, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

Note 12 − Income Taxes

Earnings before income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2024	2023	2022
United States	$(41)	$(403)	$(205)
Foreign	285	509	782
Total earnings before income taxes excluding noncontrolling interests	244	106	577
Net earnings attributable to noncontrolling interests	2	1	2
Total earnings before income taxes	$246	$107	$579

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The components of total income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Current:
Federal	$(38)	$(36)	$54
Foreign	64	65	42
State and local	—	5	12
Deferred:
Federal	63	(118)	(94)
Foreign	—	(1)	5
State and local	67	(35)	(22)
Income tax expense (benefit)	156	(120)	(3)
Unrealized changes in other comprehensive income	—	4	8
Total income taxes	$156	$(116)	$5

Income taxes for the years ended December 31, 2024, 2023 and 2022 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to earnings before income taxes excluding noncontrolling interests for the following reasons:

	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Computed “expected” tax expense excluding noncontrolling interests	$51	$22	$121
Adjustments to tax expense attributable to:
Foreign tax differences	48	(26)	(60)
Tax-exempt income	(26)	(22)	(17)
State income taxes, net of federal benefit	(46)	(28)	—
Foreign entity repatriation	—	—	10
Federal tax credits	(86)	(67)	(57)
Unrecognized tax benefits	4	(1)	7
Valuation allowance	212	(3)	(7)
IRS audit settlement	—	6	—
Other	(1)	(1)	—
Total income tax expense (benefit)	$156	$(120)	$(3)

Certain of Seaboard’s foreign operations are subject to no income tax or a tax rate that is lower than the U.S. corporate tax rate. Additionally, foreign operations are subject to the GILTI income inclusion which can be offset by U.S. foreign tax credits. During 2024, Seaboard’s ability to utilize foreign tax credits to offset the GILTI income inclusion was limited by U.S. taxable income. Fluctuation of earnings or losses incurred from certain foreign operations conducting business in these jurisdictions impact the mix of taxable earnings. While certain of Seaboard’s operations have historically been subject to low or no income tax, going forward, the enactment of Pillar Two will result in previously low taxed earnings being taxed at least at a 15% minimum effective rate. The Pillar Two rules contain an exemption for qualified international shipping activity that may apply to certain of Seaboard’s international shipping operations. During 2024, certain countries in which Seaboard operates enacted Pillar Two laws, but these countries’ results did not have a material impact on income tax expense.

Tax-exempt income was primarily related to federal blender’s credits on the biodiesel and renewable diesel that the Liquid Fuels segment blends. As a result of these credits, Seaboard recognized non-taxable revenue of $125 million, $103 million and $79 million in net sales for the years ended December 31, 2024, 2023 and 2022, respectively. The receivable from the U.S. government was $25 million and $42 million as of December 31, 2024 and 2023, respectively, included in other receivables. With the passing of the Inflation Reduction Act of 2022, the federal blender’s credits expired December 31, 2024, and a new clean fuel production credit replaced the federal blender’s credits starting in 2025. Regulatory guidance to implement the new credit was issued in early 2025, and the value varies based on the greenhouse gas emissions factor of fuel produced and sold. This clean fuel production credit will be less than the federal blender’s credit, but Seaboard is still evaluating the new guidance and the impact it will have on its financial statements.

State income taxes were lower than prior year primarily due to an increase in certain state income tax credits. In 2023, state taxes were low primarily due to higher domestic losses and a decrease in certain state income tax rates.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Seaboard has invested in research and development activities, capital expenditures and other investments that generate federal tax credits. During 2024, Seaboard’s capital expenditures related to renewable biogas recovery facilities generated $83 million of transferable federal investment tax credits. During 2023, Seaboard’s capital expenditures related to renewable biogas recovery and solar facilities generated $31 million of transferable federal investment tax credits. During 2022, Seaboard invested $52 million in a solar renewable energy project in Guam and received $46 million of federal investment tax credits. Seaboard accounted for this solar investment using the flow-through method and recognized the impact of the investment tax credits in the period earned on a gross basis, with the charge related to the reduction of the investment recorded in other investment income (loss) offset by the benefit of the credits recorded in income tax benefit (expense). Research and development activities primarily accounted for the remainder of the federal tax credits generated.

Components of the net deferred income tax asset were as follows:

	December 31,
(Millions of dollars)	2024	2023
Deferred income tax assets:
Reserves/accruals	$54	$80
Research and development capitalization	168	172
Unrealized loss on investments	18	21
Deferred earnings of foreign subsidiaries	6	3
Net operating and capital loss carry-forwards	29	18
Tax credit carry-forwards	198	95
Other	13	10
Gross deferred income tax assets before valuation allowance	486	399
Less: Valuation allowance	242	30
Total deferred income tax assets, net of valuation allowance	$244	$369
Deferred income tax liabilities:
Property, plant and equipment	$146	$139
Domestic partnerships	59	62
Other	2	1
Gross deferred income tax liabilities	207	202
Net deferred income tax asset	$37	$167

The activity within the valuation allowance account was as follows:

	Balance at	Charge (credit)	Balance at
(Millions of dollars)	beginning of year	to expense	end of year
Allowance for deferred tax assets:
Year ended December 31, 2024	$30	212	$242
Year ended December 31, 2023	$33	(3)	$30
Year ended December 31, 2022	$60	(27)	$33

The increase in the valuation allowance was primarily due to recording a valuation allowance on U.S. deferred tax assets. As of December 31, 2024, after considering U.S. pre-tax book income and the effects of permanent differences, Seaboard’s U.S. operations were in a historical three-year cumulative loss position. Under U.S. GAAP, a three-year cumulative loss position is significant objective negative evidence that it is more likely than not deferred tax assets will not be realized. Accordingly, during 2024, Seaboard recorded a valuation allowance adjustment totaling $212 million, which was primarily related to its U.S. deferred tax assets, with a corresponding charge to income tax expense. A valuation allowance was not needed on certain transferable tax credits that Seaboard has the intent and ability to sell, and these credits are discounted to estimated market value. Seaboard has also recorded a valuation allowance against certain foreign deferred tax assets that are not more likely than not to be realized.

As of December 31, 2024, Seaboard had state net operating loss carry-forwards of approximately $527 million and foreign net operating loss carry-forwards of approximately $49 million, a portion of which expire in varying amounts between 2025 and 2044, while others have indefinite expiration periods. As of December 31, 2024, Seaboard had federal tax credit carry-forwards of approximately $151 million, which expire between 2042 and 2044, and state tax credit carry-forwards of approximately $93 million, a portion of which expire in varying amounts between 2025 and 2030 with the remainder available for indefinite carry-forward.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

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

As of December 31, 2024 and 2023, Seaboard had income taxes receivable of $71 million and $67 million, respectively, primarily related to domestic tax jurisdictions, and had income taxes payable of $34 million and $41 million, respectively, primarily related to foreign tax jurisdictions. Income taxes receivable and income taxes payable are included in other receivables and other current liabilities in the consolidated balance sheets, respectively.

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. U.S federal tax years prior to 2021 are no longer subject to IRS tax assessment. In the U.S., typically the three most recent tax years are subject to IRS audits, unless an agreement is made to extend the statute of limitations for an audit in progress or the statute is specifically extended by law for certain specialized items. In Seaboard’s major non-U.S. jurisdictions, including the Dominican Republic, Ivory Coast and Senegal, tax years are typically subject to examination for three to six years.

After considering the valuation allowance, as of December 31, 2024 and 2023, Seaboard had $20 million and $49 million, respectively, in total unrecognized tax benefits, which, if recognized, would affect the effective tax rate. Seaboard does not have any material uncertain tax positions in which it is reasonably possible that the total amounts of the unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Millions of dollars)	2024	2023
Beginning balance at January 1	$49	$51
Additions for uncertain tax positions of prior years	5	2
Decreases for uncertain tax positions of prior years	(1)	(14)
Additions for uncertain tax positions of current year	5	18
Decreases related to audit settlements with taxing authorities	—	(6)
Lapse of statute of limitations	(6)	(2)
Ending balance as of December 31	$52	$49

Seaboard accrues interest and penalties related to unrecognized tax benefits in income tax expense and had approximately $10 million accrued as of December 31, 2024 and 2023.

Note 13 − Segment Information

Seaboard manages its business under six reportable segments: Pork, CT&M, Marine, Liquid Fuels, Power and Turkey. The remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as All Other. Each of the six reportable segments is separately managed based on its diverse product or service. All Other primarily represents a sugar and alcohol production and processing operation in Argentina and a jalapeño pepper processing operation in Honduras.

The Pork segment primarily produces hogs to process and sells pork products to further processors, food service operators, distributors and grocery stores throughout the U.S. and to foreign markets. The Pork segment also produces swine-derived renewable natural gas with its integrated model of hog operations, covered anaerobic digester lagoons and biomethane upgrading facilities at certain of its existing hog farms. The CT&M segment is an integrated agricultural commodity trading, processing and logistics operation that internationally markets wheat, corn, soybean meal and other agricultural commodities in bulk to third-party customers and to consolidated subsidiaries and non-consolidated affiliates. The Marine segment provides cargo shipping services in the U.S., the Caribbean and Central and South America. The Liquid Fuels segment produces biodiesel and renewable diesel from pork fat and other animal fats and vegetable oils, along with the related environmental credits, for sale to third parties in the U.S. The credits are recognized in revenue from goods and services upon transfer of the credits. The Power segment is an independent power producer in the Dominican Republic

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

that owns two power-generating barges. The Turkey segment holds an equity method investment that produces and processes turkey products. See Note 6 for additional information on this segment.

During 2024, changes to Seaboard’s organizational structure became effective, and Seaboard’s CODM assumed direct oversight of the liquid fuels business, which had previously been reported in the Pork segment. As a result, the liquid fuels business became its own reportable segment. Additionally, the previously separate reportable Sugar and Alcohol segment became part of All Other as the economic conditions in Argentina over several years reduced this segment’s impact on the consolidated financial statements. The prior period information below has been recast to conform to the new presentation.

Other changes in segments’ businesses during the years presented included the following:

●	In 2022, the Pork segment acquired hog inventory and certain hog farms in the central U.S. for total cash consideration of $58 million to reduce reliance on third-party hog suppliers.
●	The Liquid Fuels segment’s renewable diesel production facility began operations during the third quarter of 2022.
●	The Power segment placed in service a second barge during the second quarter of 2022.

Seaboard’s Chief Executive Officer serves as the CODM. The CODM assesses performance and makes key operating decisions based on total operating income (loss) and income (loss) from affiliates. The CODM uses total operating income (loss) and income (loss) from affiliates to compare to historical trends and the forecast to assess segment results, allocate capital, make strategic decisions and identify areas of opportunity. Operating income and income from affiliates for segment reporting is prepared on the same basis as that used for consolidated purposes under U.S. GAAP. The CODM does not receive proportionate consolidation information for equity method investments.

The following tables include certain segment information for the years ended December 31, 2024, 2023 and 2022 and as of December 31, 2024, 2023 and 2022. The significant segment expense categories align with the segment information that is regularly provided to the CODM.

	Year ended December 31, 2024
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,991	$4,699	$—	$556	$—		$135	$—	$7,381
Transportation	16	—	1,388	—	—		3	—	1,407
Energy	—	—	—	—	239		7	—	246
Other	48	18	—	—	—		—	—	66
Total external net sales	2,055	4,717	1,388	556	239		145	—	9,100
Intersegment net sales (a)	38	—	5	—	—		—	(43)	—
Total segment/consolidated net sales	$2,093	$4,717	$1,393	$556	$239		$145	$(43)	$9,100
Less significant segment expenses:
Cost of sales	1,965	4,453	1,203	639	163		144	(43)	8,524
Selling, general and administrative expenses	108	132	108	17	15		40	—	420
Total segment/consolidated operating income (loss)	$20	$132	$82	$(100)	$61		$(39)	$—	$156
Income from affiliates	26	17	4	—	1	37	—	—	85
Total operating income (loss) and income from affiliates	$46	$149	$86	$(100)	$62	$37	$(39)	$—	$241
Depreciation and amortization expense	$148	$25	$60	$44	$22		$12	$—	$311
Capital expenditures	$299	$11	$172	$2	$9		$18	$—	$511
Total assets as of December 31, 2024(b)	$2,111	$1,615	$992	$630	$306	$375	$1,636	$—	$7,665
Investment in affiliates as of December 31, 2024	$154	$164	$40	$—	$3	$375	$2	$—	$738
(a)	The Pork segment’s intersegment sales primarily represent the sale of pork fat to the Liquid Fuels segment, which uses it as a feedstock in the renewable diesel and biodiesel production processes. The Marine segment’s intersegment sales primarily represent shipping services provided to the jalapeño pepper processing business. Intercompany transactions are eliminated in consolidation.
(b)	Total assets for the Turkey segment primarily represent Seaboard’s investment in Butterball. All Other and Corporate’s total assets primarily represent short-term investments held by Corporate; these investments were $1 billion, $963 million, and $1 billion as of December 31, 2024, 2023 and 2022, respectively.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

	Year ended December 31, 2023
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,768	$5,125	$—	$698	$—		$163	$—	$7,754
Transportation	13	—	1,499	—	—		3	—	1,515
Energy	—	—	—	—	237		5	—	242
Other	37	14	—	—	—		—	—	51
Total external net sales	1,818	5,139	1,499	698	237		171	—	9,562
Intersegment net sales (a)	45	—	4	—	—		—	(49)	—
Total segment/consolidated net sales	$1,863	$5,139	$1,503	$698	$237		$171	$(49)	$9,562
Less significant segment expenses:
Cost of sales	2,220	4,854	1,176	759	154		133	(50)	9,246
Selling, general and administrative expenses	98	140	99	12	12		42	—	403
Total segment/consolidated operating income (loss)	$(455)	$145	$228	$(73)	$71		$(4)	$1	$(87)
Income (loss) from affiliates	32	(18)	3	—	—	87	1	—	105
Total operating income (loss) and income (loss) from affiliates	$(423)	$127	$231	$(73)	$71	$87	$(3)	$1	$18
Depreciation and amortization expense	$122	$24	$64	$42	$21		$10	$—	$283
Capital expenditures	$361	$7	$121	$—	$3		$14	$—	$506
Total assets as of December 31, 2023(b)	$2,075	$1,590	$847	$646	$337	$371	$1,700	$—	$7,566
Investment in affiliates as of December 31, 2023	$154	$164	$38	$—	$3	$370	$2	$—	$731

	Year ended December 31, 2022
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,958	$6,275	$—	$607	$—		$139	$—	$8,979
Transportation	11	—	2,043	—	—		2	—	2,056
Energy	—	—	—	—	158		6	—	164
Other	29	15	—	—	—		—	—	44
Total external net sales	1,998	6,290	2,043	607	158		147	—	11,243
Intersegment net sales (a)	—	—	4	—	—		—	(4)	—
Total segment/consolidated net sales	$1,998	$6,290	$2,047	$607	$158		$147	$(4)	$11,243
Less significant segment expenses:
Cost of sales	1,970	6,009	1,354	634	135		116	(5)	10,213
Selling, general and administrative expenses	88	130	102	9	9		35	—	373
Total segment/consolidated operating income (loss)	$(60)	$151	$591	$(36)	$14		$(4)	$1	$657
Income from affiliates	24	21	4	—	—	103	—	—	152
Total operating income (loss) and income from affiliates	$(36)	$172	$595	$(36)	$14	$103	$(4)	$1	$809
Depreciation and amortization expense	$109	$25	$56	$20	$16		$9	$—	$235
Capital expenditures	$315	$14	$136	$—	$—		$9	$—	$474
Total assets as of December 31, 2022(b)	$1,932	$1,915	$882	$766	$342	$350	$1,715	$—	$7,902
Investment in affiliates as of December 31, 2022	$152	$210	$36	$—	$3	$350	$2	$—	$753

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Geographic Information

Seaboard had sales in Colombia totaling $1,027 million, $1,260 million and $1,578 million for the years ended December 31, 2024, 2023 and 2022, respectively, representing 11%, 13% and 14% of total sales for each respective year. No other individual foreign country accounted for 10% or more of sales to external customers.

The following table provides a geographic summary of net sales based on the location of product delivery or service:

	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Caribbean, Central and South America	$3,899	$4,197	$5,054
Africa	2,422	2,586	3,107
United States (a)	2,108	2,102	2,181
Canada/Mexico	327	289	338
Pacific Basin and Far East	257	325	490
Europe	82	59	71
All other	5	4	2
Total sales	$9,100	$9,562	$11,243

(a)  For Marine segment services on product delivery to the U.S., geographic location is based on origination port.

The following table provides a geographic summary of Seaboard’s property, plant and equipment according to their physical location and primary port for the vessels:

	December 31,
(Millions of dollars)	2024	2023
United States	$1,930	$1,795
Dominican Republic	250	261
China (a)	136	117
Argentina	66	60
Ivory Coast	35	34
Senegal	32	32
Zambia	23	23
All other	88	88
Total property, plant and equipment, net	$2,560	$2,410

(a)  Represents vessels under construction for the Marine segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2024, Seaboard’s management has evaluated, under the direction of its chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e). Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Seaboard is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision, and with the participation of management, Seaboard conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that Seaboard’s internal control over financial reporting was effective as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm that audited Seaboard’s financial statements contained herein, also audited Seaboard’s internal control over financial reporting as of December 31, 2024. The audit report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information about the executive officers of Seaboard is included under the caption “Information About Seaboard’s Executive Officers” in Item 1 of this annual report on Form 10-K.

Seaboard has a Code of Conduct and Ethics Policy for Senior Financial Officers applicable to its senior financial officers (including the chief executive officer, chief financial officer, principal accounting officer and controller and persons performing similar functions) and a Code of Ethics Policy applicable to its directors, officers and other employees (together, the “Codes”). Seaboard has posted the Codes on its internet website, www.seaboardcorp.com, and intends to satisfy the disclosure requirement under Item 10 of Form 10-K regarding any future changes and waivers to the Codes by posting such information on that website.

Seaboard has adopted an Insider Trading Policy applicable to Seaboard’s directors, officers and employees that includes procedures and processes reasonably designed to promote compliance with insider trading laws, rules and regulations and the NYSE American listing standards. Seaboard’s Insider Trading Policy prohibits employees and related persons and entities from trading in securities of Seaboard while in possession of material, nonpublic information. The Insider Trading Policy prohibits employees from disclosing material, nonpublic information about Seaboard to others who may trade on the basis of that information. The Insider Trading Policy also requires Seaboard to comply with all applicable insider trading laws, rules, regulations and listing standards, including those governing its purchase, sale, or other disposition of Seaboard securities. A copy of Seaboard’s Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions “Item 1: Election of Directors,” “Board of Directors Information – Committees of the Board – Audit Committee,” “Board of Directors Information – Director Nominations,” and “Delinquent Section 16(a) Reports” of Seaboard’s definitive proxy statement for the 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2024 (“Proxy Statement”).

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

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock or options, rights or warrants with respect to Seaboard common stock may be granted, nor has it historically granted any such awards. As a result, Seaboard does not maintain any policies or practices on the timing of awards of options in relation to Seaboard’s disclosure of material nonpublic information. During the fiscal year ended December 31, 2024, none of Seaboard’s named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K or Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.9*	Seaboard Corporation Pension Plan as restated and amended effective January 1, 2021. Incorporated herein by reference to Exhibit 10.10 of Seaboard’s Form 10-K for the year ended December 31, 2021.

10.10*	Seaboard Marine Pension Plan effective January 1, 2021. Incorporated herein by reference to Exhibit 10.1 of Seaboard’s Form 10-Q for the quarter ended April 3, 2021.

10.11*

Amendment No. 1 to the Seaboard Marine Pension Plan as Restated as of January 1, 2021, dated November 15, 2021. Incorporated herein by reference to Exhibit 10.12 of Seaboard’s Form 10-K for the year ended December 31, 2021.

10.12*	Seaboard Corporation Long-term Incentive Plan effective January 1, 2022. Incorporated herein by reference to Exhibit 10.13 of Seaboard’s Form 10-K for the year ended December 31, 2022.

10.13*

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

10.15*	First Amendment to the Seaboard Marine Ltd. 401(k) Excess Plan effective January 1, 2022. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended April 2, 2022.

10.16*

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

10.19*

Restated Employment Agreement between Seaboard Corporation and David H. Rankin dated January  12, 2021. Incorporated herein by reference to Exhibit 10.19 of Seaboard’s Form 10-K for the year ended December 31, 2020.

10.20*+	Supplemental Retirement Benefit Agreement between Seaboard Corporation and David M. Becker dated January 2, 2023.

10.21*

Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 21, 2012. Incorporated herein by reference to Exhibit 10.20 of Seaboard’s Form 10-K for the year ended December 31, 2012.

10.22*

First Amendment to Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated July 31, 2023. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended July 1, 2023.

10.23*	Summary of Perquisite for Personal Use of Seaboard Airplane. Incorporated herein by reference to Exhibit 10.23 of Seaboard’s Form 10-K for the year ended December 31, 2021.

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

19+	Seaboard Corporation Insider Trading Policy.

21+	List of subsidiaries.

31.1+	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Seaboard Corporation Policy for the Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97.1 of Seaboard’s Form 10-K dated February 13, 2024.

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SEABOARD CORPORATION
(Registrant)

By:	/s/ Robert L. Steer
Robert L. Steer
President and Chief Executive Officer

Date:	February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Robert L. Steer	February 13, 2025	President, Chief Executive Officer
Robert L. Steer		(principal executive officer)

/s/ David H. Rankin	February 13, 2025	Executive Vice President,
David H. Rankin		Chief Financial Officer
(principal financial officer)

/s/ Barbara M. Smith	February 13, 2025	Vice President and
Barbara M. Smith		Corporate Controller
(principal accounting officer)

/s/ Ellen S. Bresky	February 13, 2025	Chairwoman of the Board
Ellen S. Bresky

/s/ Douglas W. Baena	February 13, 2025	Director
Douglas W. Baena

/s/ David A. Adamsen	February 13, 2025	Director
David A. Adamsen

/s/ Frances B. Shifman	February 13, 2025	Director
Frances B. Shifman

/s/ Paul M. Squires	February 13, 2025	Director
Paul M. Squires