Form 10-Q
period 2025-03-29
SEABOARD CORP /DE/
filed 2025-04-28
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

There were 971,055 shares of common stock, $1.00 par value per share, outstanding on April 22, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 29,	March 30,
(Millions of dollars except share and per share amounts)	2025	2024
Net sales:
Products (includes sales to affiliates of $265 and $302)	$1,836	$1,792
Services (includes sales to affiliates of $11 and $7)	427	350
Other	53	49
Total net sales	2,316	2,191
Cost of sales and operating expenses:
Products	1,801	1,769
Services	329	297
Other	44	38
Total cost of sales and operating expenses	2,174	2,104
Gross income	142	87
Selling, general and administrative expenses	104	107
Operating income (loss)	38	(20)
Other income (expense):
Interest expense	(10)	(12)
Interest income (includes $1 and $1 from affiliates)	18	19
Income from affiliates	13	19
Other investment income (loss), net	(10)	18
Foreign currency losses, net	(9)	(1)
Miscellaneous, net	—	—
Total other income, net	2	43
Earnings before income taxes	40	23
Income tax expense	(8)	(1)
Net earnings	$32	$22
Less: Net income attributable to noncontrolling interests	—	—
Net earnings attributable to Seaboard	$32	$22

Earnings per common share	$32.95	$22.66
Average number of shares outstanding	971,055	971,055

Other comprehensive income (loss):
Foreign currency translation adjustment	(15)	(2)
Unrecognized pension cost	1	2
Other comprehensive income (loss), net of tax	$(14)	$—
Comprehensive income	18	22
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Seaboard	$18	$22

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 29,	December 31,
(Millions of dollars except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$87	$98
Short-term investments	1,015	1,075
Receivables:
Trade	599	569
Due from affiliates	89	87
Other (includes $1 and $5 due from affiliates)	129	166
Total receivables	817	822
Allowance for credit losses	(31)	(31)
Receivables, net	786	791
Inventories	1,468	1,408
Other current assets	133	146
Total current assets	3,489	3,518
Property, plant and equipment, net of accumulated depreciation of $2,219 and $2,162	2,587	2,560
Operating lease right-of-use assets, net	348	382
Investments in and advances to affiliates	738	738
Goodwill	159	164
Deferred tax asset	72	69
Other non-current assets (includes $6 and $1 due from affiliates)	240	234
Total assets	$7,633	$7,665
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$387	$314
Accounts payable (includes $31 and $31 from affiliates)	353	418
Deferred revenue (includes $11 and $17 from affiliates)	82	83
Operating lease liabilities	123	134
Other current liabilities	439	458
Total current liabilities	1,384	1,407
Long-term debt, less current maturities	987	987
Long-term operating lease liabilities	254	276
Accrued pension liability	68	67
Deferred tax liability	30	32
Other non-current liabilities	145	147
Total liabilities	2,868	2,916
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,250,000 shares; issued and outstanding 971,055 shares in 2025 and 2024	1	1
Accumulated other comprehensive loss	(390)	(376)
Retained earnings	5,134	5,104
Total Seaboard stockholders’ equity	4,745	4,729
Noncontrolling interests	20	20
Total equity	4,765	4,749
Total liabilities and stockholders’ equity	$7,633	$7,665

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2023	$1	$(410)	$5,025	$18	$4,634
Comprehensive income:
Net earnings	—	—	22	—	22
Other comprehensive income, net of tax	—	—	—	—	—
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 30, 2024	$1	$(410)	$5,045	$18	$4,654

Balances, December 31, 2024	$1	$(376)	$5,104	$20	$4,749
Comprehensive income:
Net earnings	—	—	32	—	32
Other comprehensive loss, net of tax	—	(14)	—	—	(14)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 29, 2025	$1	$(390)	$5,134	$20	$4,765

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 29,	March 30,
(Millions of dollars)	2025	2024
Operating activities:
Net earnings	$32	$22
Adjustments to reconcile net earnings to cash from (used in) operating activities:
Depreciation and amortization	78	69
Deferred income taxes	(4)	(15)
Income from affiliates	(13)	(19)
Dividends received from affiliates	13	2
Other investment loss (income), net	10	(18)
Other, net	8	7
Changes in assets and liabilities:
Receivables, net of allowance for credit losses	1	(23)
Inventories	(68)	131
Other assets	6	(12)
Accounts payable	(63)	(65)
Other liabilities, exclusive of debt	(20)	(60)
Net cash from (used in) operating activities	(20)	19
Investing activities:
Purchase of short-term investments	(427)	(366)
Proceeds from the sale of short-term investments	473	360
Proceeds from the maturity of short-term investments	2	—
Capital expenditures	(109)	(104)
Proceeds from the sale of property, plant and equipment	8	6
Other, net	(2)	(9)
Net cash used in investing activities	(55)	(113)
Financing activities:
Uncommitted lines of credit, net	60	19
Draws under committed lines of credit	576	473
Repayments of committed lines of credit	(561)	(354)
Principal payments of long-term debt	(1)	(3)
Finance lease payments	(10)	(14)
Dividends paid	(2)	(2)
Net cash from financing activities	62	119
Effect of exchange rate changes on cash and cash equivalents	2	(3)
Net change in cash and cash equivalents	(11)	22
Cash and cash equivalents at beginning of year	98	56
Cash and cash equivalents at end of period	$87	$78

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Seaboard Corporation and its subsidiaries (“Seaboard”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Seaboard’s annual report on Form 10-K for the year ended December 31, 2024 (“2024 10-K”). The unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

Related-Party Transactions

Seaboard has investments in non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $15 million for both the three months ended March 29, 2025 and March 30, 2024.

Supplemental Cash Flow Information

Non-cash activities for the three months ended March 29, 2025 and March 30, 2024, included capital expenditures of less than $1 million and $6 million, respectively, that were in accounts payable. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Three Months Ended
	March 29,	March 30,
(Millions of dollars)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42	$47
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	10	14
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$5	$47
Finance leases	9	1

Inventories

With the passing of the U.S. Inflation Reduction Act of 2022, the federal blender’s credit was replaced by a new clean fuel production tax credit on January 1, 2025. Analogizing to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, Seaboard is electing to recognize these production tax credits in inventories, with an offset to cost of sales, when the economic benefit of the credit is deemed probable. The production tax credits are carried at estimated fair value per the U.S. government model, net of a discount upon sale.

Goodwill

The change in the carrying amount of goodwill was related to foreign currency translation of $5 million within the Commodity Trading and Milling (“CT&M”) segment.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Standards

In Seaboard’s 2024 10-K, Seaboard adopted Financial Accounting Standards Board (“FASB”) guidance that requires incremental segment disclosures including the disclosure of significant segment expenses regularly provided to Seaboard’s chief operating decision maker (“CODM”). These additional disclosures are effective for interim reporting periods beginning on January 1, 2025, and were applied retrospectively to the prior financial periods presented herein. See Note 7 to the condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued guidance that requires additional detailed income tax disclosures related to standardization and disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. Seaboard will adopt this guidance in the Form 10-K for the year ended December 31, 2025. Seaboard is currently evaluating the impact this guidance will have on its disclosures.

In November 2024, the FASB issued guidance that requires disclosure of incremental income statement expense information on an annual and interim basis, primarily through additional expense disclosures including disaggregation of specific expense categories including, but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. Prospective application is required, and retrospective application is permitted. Seaboard will adopt this guidance for the annual reporting period beginning on January 1, 2027, and interim periods within the annual year beginning on January 1, 2028. Seaboard is currently evaluating the impact this guidance will have on its disclosures.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	March 29,	December 31,
(Millions of dollars)	2025	2024
Domestic equity securities	$203	$205
Foreign equity securities	104	98
Domestic debt securities	504	635
Foreign debt securities	102	102
Money market funds held in trading accounts	98	28
Other trading securities	4	7
Total trading short-term investments	$1,015	$1,075

The unrealized gains (losses) related to trading securities still held at the end of the respective reporting period were ($12) million and $16 million for the three months ended March 29, 2025 and March 30, 2024, respectively.

Seaboard had $55 million and $40 million of short-term investments denominated in foreign currencies, primarily euros, as of March 29, 2025 and December 31, 2024, respectively.

As of both March 29, 2025 and December 31, 2024, Seaboard had long-term investments of $141 million, primarily in real estate, classified in other non-current assets on the condensed consolidated balance sheet.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Inventories

The following is a summary of inventories:

	March 29,	December 31,
(Millions of dollars)	2025	2024
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$479	$473
Pork products and materials	65	66
Grains, oilseeds and other commodities	434	367
Biofuels and related credits	204	221
Other	82	64
Total inventories at lower of FIFO cost and NRV	1,264	1,191
Grain, flour and feed at lower of weighted average cost and NRV	204	217
Total inventories	$1,468	$1,408

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of March 29, 2025, the outstanding balances under committed and uncommitted lines of credit were $190 million and $197 million, respectively. Of the total outstanding balance as of March 29, 2025, $111 million was denominated in foreign currencies, with $89 million denominated in the South African rand and the remaining in various other currencies. As of December 31, 2024, the outstanding balances under committed and uncommitted lines of credit were $175 million and $139 million, respectively. Of the total outstanding balance as of December 31, 2024, $83 million was denominated in foreign currencies, with $62 million denominated in the South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 6.18% and 6.47% as of March 29, 2025 and December 31, 2024, respectively.

In March 2025, Seaboard amended its committed line of credit agreement. The amendment decreased the amount available under the facility from $450 million to $300 million and extended the maturity date of the facility to March 23, 2026. This line of credit is secured by certain short-term investments, and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable spread. Also, in March 2025, Seaboard entered into an uncommitted line of credit agreement with up to $100 million of borrowing availability that is secured by certain eligible accounts receivable of its designated subsidiaries and matures on March 14, 2026. Borrowings under the facility bear interest based on SOFR plus an applicable spread. As of March 29, 2025, there were no outstanding borrowings under this uncommitted line.

Long-Term Debt

The following is a summary of long-term debt:

	March 29,	December 31,
(Millions of dollars)	2025	2024
Term Loan due 2033	$963	$963
Foreign subsidiary obligations	1	1
Other long-term debt	37	38
Total debt at face value	1,001	1,002
Current maturities and unamortized costs	(14)	(15)
Long-term debt, less current maturities and unamortized costs	$987	$987

The Term Loan due 2033 credit agreement provides for quarterly payments on the $975 million original principal balance, with the balance due on November 10, 2033, the maturity date. The interest rate was 6.05% and 6.08% as of March 29, 2025 and December 31, 2024, respectively. Seaboard was in compliance with all restrictive debt covenants relating to this agreement as of March 29, 2025.

Legal Proceedings

Seaboard is subject to various legal proceedings and claims that arise in the ordinary course of business and otherwise, including those matters described below.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

Seaboard has made appropriate and adequate accruals for loss contingencies where necessary as of March 29, 2025. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

The Florida District Court in the Seaboard Marine case dismissed the claims of the Inheritors and the Estates because they did not acquire the ownership claims prior to March 1996, as required by the Act. The remaining plaintiff, Ms. de Fernandez, contends she owns 20% of the companies that were granted the concession and owned land in or around Mariel Bay, Cuba. On August 19, 2022, the Florida District Court granted Seaboard Marine’s Motion for Summary Judgment and entered a Final Judgment (the “Summary Judgment”) in favor of Seaboard Marine. On September 1, 2022, the Plaintiffs appealed the Summary Judgment to the United States Court of Appeals for the Eleventh Circuit (“Court of Appeals”). On April 14, 2025, the Court of Appeals issued its ruling affirming in part and reversing in part the order of Summary Judgment. Seaboard Marine is considering seeking further appellate relief.  If further appellate relief is not

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

sought or granted, the case will be remanded to the United States District Court for the Southern District of Florida for additional pre-trial proceedings and potentially a trial.

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

On March 31, 2025, the Minnesota District Court denied the defendants’ motion for summary judgment. As such, cases pending in the Minnesota District Court will proceed to trial and cases pending in other jurisdictions will be remanded to the courts in which the actions were brought. Seaboard has settled all actions originally brought in the Minnesota District Court. It is uncertain when the Minnesota District Court will remand the cases, including Seaboard’s, pending in other jurisdictions or when trials of those cases will be scheduled.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency and should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $50 million and assets of approximately $30 million. Based on the information received from the Trustee on the administration of the case and the liquidation of assets, as of March 29, 2025, the U.S. dollar equivalent of liabilities was estimated to be approximately $45 million, and the liquidation value of the remaining assets is negligible. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the liabilities of Cereoil, net of any amounts received from the liquidation of Cereoil’s assets, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses. Any award in this case should be reduced by the amount of any award in the Clawback Action described above that is paid to Cereoil.

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

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency and should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $29 million and assets of approximately $15 million. Based on the administration of the case which resulted in duplicative claims made in the Cereoil case and the liquidation of assets, as of March 29, 2025, the U.S. dollar equivalent of liabilities was estimated to be approximately $1 million, and there are no remaining assets with any value. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other defendants could be ordered to pay the liabilities of Nolston, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	March 29,
(Millions of dollars)	2025	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$203	$203	$—	$—
Foreign equity securities	104	104	—	—
Domestic debt securities	504	16	488	—
Foreign debt securities	102	8	94	—
Money market funds held in trading accounts	98	98	—	—
Other trading securities	4	—	4	—
Trading securities – other current assets	13	13	—	—
Derivatives	4	2	2	—
Total assets	$1,032	$444	$588	$—
Liabilities:
Derivatives	$23	$20	$3	$—
Total liabilities	$23	$20	$3	$—

	December 31,
(Millions of dollars)	2024	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$205	$205	$—	$—
Foreign equity securities	98	98	—	—
Domestic debt securities	635	158	477	—
Foreign debt securities	102	11	91	—
Money market funds held in trading accounts	28	28	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	17	17	—	—
Derivatives	30	17	13	—
Total assets	$1,122	$534	$588	$—
Liabilities:
Derivatives	$5	$5	$—	$—
Total liabilities	$5	$5	$—	$—

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

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses various commodity derivative futures and options contracts to manage some of its risk of price fluctuations for raw materials and other inventories, finished product sales and firm sales commitments. Seaboard also enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk with respect to certain transactions denominated in foreign currencies. From time to time, Seaboard enters into interest rate

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

swap agreements to manage the interest rate risk with respect to certain variable-rate long-term debt and enters into equity futures contracts to manage the equity price risk with respect to certain short-term investments. Although management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. These derivative contracts are recorded at fair value, with any changes in fair value recognized in the condensed consolidated statements of comprehensive income. As the derivative contracts are not accounted for as hedges, fluctuations in the related prices or rates could have a material impact on earnings in any given reporting period. The nature of Seaboard’s market risk exposure has not materially changed since December 31, 2024.

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		March 29,	December 31,
(Millions)	Metric	2025	2024
Commodities:
Grain	Bushels	49	33
Hogs and pork products	Pounds	214	134
Soybean oil	Pounds	26	3
Soybean meal	Tons	1	1
Foreign currencies	U.S. dollar	303	334

Credit risks associated with these derivative contracts are not significant because Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and using margin accounts for some commodity contracts. As of March 29, 2025, the maximum amount of credit risk related to foreign currency contracts, had the counterparties failed to perform according to the terms of the contract, was $2 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		March 29,	December 31,		March 29,	December 31,
(Millions of dollars)		2025	2024		2025	2024
Commodities	Other current assets	$2	$17	Other current liabilities	$20	$5
Foreign currencies	Other current assets	2	13	Other current liabilities	3	—

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of March 29, 2025 and December 31, 2024, the commodity derivatives had a margin account balance of $56 million and $23 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $38 million and $35 million, respectively.

The following table provides the amount of gain (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended
		March 29,	March 30,
(Millions of dollars)		2025	2024
Commodities	Cost of sales	$(5)	$(34)
Foreign currencies	Cost of sales	(5)	(1)
Foreign currencies	Foreign currency gains (losses), net	(6)	2

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Cost		Total
Balance, December 31, 2023	$(404)	$(6)		$(410)
Other comprehensive income (loss) before reclassifications	(2)	—		(2)
Amounts reclassified from AOCL to net earnings	—	2	(a)	2
Other comprehensive income (loss), net of tax	(2)	2		—
Balance, March 30, 2024	(406)	(4)		(410)

Balance, December 31, 2024	$(400)	$24		$(376)
Other comprehensive income (loss) before reclassifications	(15)	1		(14)
Amounts reclassified from AOCL to net earnings	—	—		—
Other comprehensive income (loss), net of tax	(15)	1		(14)
Balance, March 29, 2025	$(415)	$25		$(390)

(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.

Note 7 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Liquid Fuels, Power and Turkey. Seaboard’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as All Other. Each of the six reportable segments is separately managed based on its diverse product or service. All Other primarily represents a sugar and alcohol production and processing operation in Argentina and a jalapeño pepper processing operation in Honduras. There have been no significant segment updates in the first quarter of 2025. For details on each segment’s respective products and services, see Note 13 to the consolidated financial statements included in Seaboard’s 2024 10-K.

Seaboard’s Chief Executive Officer serves as the CODM. The CODM assesses performance and makes key operating decisions based on total operating income (loss) and income (loss) from affiliates. The CODM uses this measure to compare to historical trends and the forecast to assess segment results, allocate capital, make strategic decisions and identify areas of opportunity. Operating income and income from affiliates for segment reporting is prepared on the same basis as that used for consolidated purposes under U.S. GAAP. The CODM does not receive proportionate consolidation information for equity method investments.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

The following tables include certain segment information for the quarter ended March 29, 2025 and March 30, 2024, and as of March 29, 2025 and December 31, 2024. The significant segment expense categories align with the information regularly provided to the CODM.

	Three Months Ended March 29, 2025
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$468	$1,219	$—	$121	$—		$28	$—	$1,836
Transportation	4	—	403	—	—		—	—	407
Energy	—	—	—	—	53		—	—	53
Other	14	6	—	—	—		—	—	20
Total external net sales	486	1,225	403	121	53		28	—	2,316
Intersegment net sales (a)	9	—	2	—	—		—	(11)	—
Total segment/consolidated net sales	$495	$1,225	$405	$121	$53		$28	$(11)	$2,316
Less significant segment expenses:
Cost of sales	500	1,150	321	143	43		28	(11)	2,174
Selling, general and administrative expenses	26	34	27	4	3		10	—	104
Total segment/consolidated operating income (loss)	$(31)	$41	$57	$(26)	$7		$(10)	$—	$38
Income from affiliates	8	4	1	—	—	—	—	—	13
Total operating income (loss) and income from affiliates	$(23)	$45	$58	$(26)	$7	$—	$(10)	$—	$51
Depreciation and amortization expense	$39	$6	$16	$8	$6		$3	$—	$78
Capital expenditures	$27	$4	$74	$1	$1		$2	$—	$109
Total assets as of March 29, 2025(b)	$2,088	$1,690	$1,018	$604	$305	$369	$1,559	$—	$7,633
Investment in affiliates as of March 29, 2025	$156	$166	$41	$—	$3	$369	$3	$—	$738

SEABOARD CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 30, 2024
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$487	$1,185	$—	$87	$—		$33	$—	$1,792
Transportation	3	—	332	—	—		1	—	336
Energy	—	—	—	—	48		1	—	49
Other	9	5	—	—	—		—	—	14
Total external net sales	499	1,190	332	87	48		35	—	2,191
Intersegment net sales (a)	9	—	1	—	—		—	(10)	—
Total segment/consolidated net sales	$508	$1,190	$333	$87	$48		$35	$(10)	$2,191
Less significant segment expenses:
Cost of sales	479	1,137	292	133	37		36	(10)	2,104
Selling, general and administrative expenses	28	35	26	3	4		11	—	107
Total segment/consolidated operating income (loss)	$1	$18	$15	$(49)	$7		$(12)	$—	$(20)
Income from affiliates	9	2	1	—	—	7	—	—	19
Total operating income (loss) and income from affiliates	$10	$20	$16	$(49)	$7	$7	$(12)	$—	$(1)
Depreciation and amortization expense	$29	$6	$16	$10	$5		$3	$—	$69
Capital expenditures	$47	$2	$12	$40	$2		$1	$—	$104
Total assets as of December 31, 2024(b)	$2,111	$1,615	$992	$630	$306	$375	$1,636	$—	$7,665
Investment in affiliates as of December 31, 2024	$154	$164	$40	$—	$3	$375	$2	$—	$738
(a)	Intersegment sales in the Pork segment primarily represent the sale of pork fat to the Liquid Fuels segment, which uses it as a feedstock in the renewable diesel and biodiesel production processes. Intersegment sales in the Marine segment primarily represent shipping services provided to the jalapeño pepper processing business. Intercompany transactions are eliminated in consolidation.
(b)	Total assets for the Turkey segment represent Seaboard’s investment in Butterball, LLC. All Other and Corporate’s total assets primarily represent short-term investments held by Corporate; these investments were $1 billion as of both March 29, 2025 and December 31, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, Seaboard’s consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q and within Seaboard’s 2024 10-K. Certain statements in this report contain forward-looking statements. See the section entitled “Forward-looking Statements” for more information on these forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The primary objectives of Seaboard’s financing strategy are to effectively manage financial risks, ensure efficient liquidity for daily global operations and maintain balance sheet strength. Seaboard’s principal funding sources are generated from operating activities, short-term investments and borrowings from revolving lines of credit and term loans. Seaboard’s cash requirements include funding for working capital, capital expenditures, strategic investments and other needs. Seaboard evaluates its overall liquidity at least on a quarterly basis, and management believes Seaboard’s combination of internally-generated cash, liquidity and borrowing capabilities will be adequate to meet all short-term and long-term commitments.

As of March 29, 2025, Seaboard had cash and short-term investments of nearly $1.1 billion and total net working capital of $1 billion. Of the total cash and short-term investments balance, $90 million was held by foreign subsidiaries. Seaboard considers substantially all foreign profits permanently reinvested in its foreign operations, except for previously-taxed undistributed earnings of Seaboard Marine. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. as determination of the tax is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,214
Amounts drawn against lines	(387)
Available borrowing capacity as of March 29, 2025	$827

During the first quarter of 2025, Seaboard entered into a collateralized uncommitted line of credit agreement with up to $100 million of borrowing availability that is secured by certain eligible accounts receivable and matures on March 14, 2026. Also, Seaboard reduced its borrowing capacity under the committed line of credit from $450 million to $300 million and extended the maturity date to March 23, 2026. See Note 4 to the condensed consolidated financial statements for more discussion. Seaboard will continue to evaluate opportunities to access efficient financing in the markets where it operates, leveraging low-cost funding to support its operations.

Seaboard had long-term debt of $1.0 billion as of March 29, 2025, which included a Term Loan due 2033 of $963 million. Current maturities of long-term debt were $11 million as of March 29, 2025.

Cash Flows

Cash used in operating activities was $20 million for the first quarter of 2025, compared to cash provided by operating activities of $19 million for 2024. The change in operating activities cash flows was due to less cash generated from working capital of $115 million, partially offset by an increase in net earnings, adjusted for non-cash items, of $65 million. The decrease in cash generated from working capital was primarily inventory-related due to timing of sales and inventory purchases in Seaboard’s CT&M segment. This segment primarily handles large shipments of grain and the associated timing of deliveries can result in significant working capital fluctuations across periods.

Cash used in investing activities was $55 million for the first quarter of 2025, compared to $113 million for 2024.  During the three months ended March 29, 2025, Seaboard invested $109 million in property, plant and equipment, of which $74 million was in the Marine segment, consisting primarily of installment payments on vessels under construction. The payments for these vessels are made in accordance with milestones achieved throughout construction. One new dual-fueled vessel was completed and delivered during the first quarter of 2025, and five others are expected to be completed and delivered during the remainder of 2025. Cash flows from investing activities for short-term investments are part of

Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities.

Cash provided by financing activities was $62 million for the first quarter of 2025, compared to $119 million for 2024. Cash flows from financing activities primarily include draws and repayments under committed and uncommitted revolving facilities held with financial institutions across multiple jurisdictions and currencies. The daily needs for working capital primarily influence changes in Seaboard’s borrowing balances.

Capital Expenditures and Other Cash Requirements

For the remainder of 2025, management has budgeted capital expenditures totaling approximately $451 million. The Marine segment planned expenditures include primarily installment payments on vessels under construction. The Pork segment planned expenditures are primarily for normal replacement of breeding herd and other investments. Management anticipates paying for these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity. There are no material updates to our obligations as discussed in the 2024 10-K.

RESULTS OF OPERATIONS

Seaboard’s operations are heavily commodity-driven and financial performance for certain subsidiaries is very cyclical based on respective global commodity markets and trends in economic activity. Subsequent to the first quarter of 2025 period end, the U.S. government has imposed, and is considering imposing, additional tariffs and trade restrictions on certain goods. In response to these actions, certain countries have imposed, or are considering imposing, tariffs on certain goods produced in the U.S. Such activity has resulted in volatile commodity markets and uncertain global economic conditions which directly negatively impact some segments and indirectly other segments. The risk of additional tariffs, trade restrictions by the U.S. and other countries, and the status of certain trade agreements is uncertain and continues to evolve. Seaboard cannot be certain of the outcome, which could adversely impact its financial condition and results of operations. See Item 1A. Risk Factors for further discussion.

Net Sales

Net sales for the three-month period of 2025 increased $125 million compared to the same period in 2024. The increase primarily reflected higher sales of $71 million in the Marine segment due to higher voyage revenue, $35 million in the CT&M segment driven by higher volumes of commodities sold and $34 million in the Liquid Fuels segment from increased volumes of fuel and environmental credits sold. See the net sales discussion by reportable segment below for more details.

Operating Income (Loss)

Operating income increased $58 million for the three-month period of 2025 compared to the same period in 2024. The change primarily reflected an increase of $42 million in Marine segment operating income due to higher voyage revenue, and $23 million in both the CT&M and Liquid Fuels segments driven primarily by mark-to-market adjustments on derivative contracts and higher margins on products sold, respectively. The increases were partially offset by a $32 million decrease in Pork segment operating income due to lower margins of pork products and market hogs sold. See the operating income discussion by reportable segment below for more details.

Income Tax Expense

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusts for discrete items recorded during the period. The effective tax rate for the three-month period of 2025 increased compared to the three-month period of 2024 primarily as a result of a decrease in the amount of investment tax credits generated and the impact of incremental Pillar Two taxes. The Organization for Economic Cooperation released Pillar Two as part of its Base Erosion and Profit Shifting initiative to ensure large multinational companies pay a minimum level of tax on the income arising in each jurisdiction where they operate. The adoption and effective dates of these rules vary by country and the rules include some temporary safe harbors. Several countries in which Seaboard operates enacted Pillar Two laws in 2024, and additional countries in which Seaboard has material operations, including the Isle of Man and The Bahamas, adopted Pillar Two rules effective in 2025. These jurisdictions had effective tax rates that were lower than 15% prior to implementing the new rules. Seaboard will continue to monitor legislative developments related to Pillar Two in the countries in which it operates and the potential impact on future results.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income (loss) by reportable segment to consolidated net sales and consolidated operating income (loss), respectively.

Pork Segment

	Three Months Ended
	March 29,	March 30,	$	%
(Millions of dollars)	2025	2024	Change	Change
Net sales	$486	$499	$(13)	(3)%
Operating income (loss)	$(31)	$1	$(32)	(3,200)%
Income from affiliates	$8	$9	$(1)	(11)%

The decrease in net sales for the three-month period of 2025 compared to 2024 was driven by lower volumes of market hogs and pork products sold, primarily due to timing of deliveries to the processing plants, which each decreased sales $18 million, partially offset by higher selling prices.

The decrease in operating income for the three-month period of 2025 compared to 2024 reflected lower margins on pork products and market hogs sold, due to favorable adjustments to the lower of cost and net realizable value inventory reserve during the first quarter of 2024 with no adjustments in 2025, and an increase in legal claims expense. With improved pork prices and lower grain commodity costs, the inventory reserve decreased $39 million during the first quarter of 2024. This decrease in operating income was partially offset by lower feed costs of $57 million due to price and volume. Based on current uncertainties with tariffs, and as it is difficult to predict market prices for pork products, including the indirect impact of tariffs, management is uncertain whether the Pork segment will be profitable for the remainder of 2025. In April 2025, in response to U.S.-issued trade tariffs, China issued a series of escalating retaliatory tariffs on U.S. products, including pork. China has historically been an outlet for certain of Seaboard’s pork products, and represented 3% of this segment’s total sales for the year ended December 31, 2024. Additionally, the future remains uncertain with respect to tariffs that could originate in other pork export destinations. See Item 1A. Risk Factors for further discussion of risks associated with tariffs.

CT&M Segment

	Three Months Ended
	March 29,	March 30,	$	%
(Millions of dollars)	2025	2024	Change	Change
Net sales	$1,225	$1,190	$35	3%
Operating income	$41	$18	$23	128%
Income from affiliates	$4	$2	$2	100%

Net sales increased for the three-month period of 2025 compared to 2024, primarily due to higher volumes of commodities sold, which increased sales $180 million, partially offset by lower average sales prices, which decreased sales $145 million. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income increased for the three-month period of 2025 compared to 2024, primarily due to an increase of $38 million in mark-to-market gains on derivative contracts, partially offset by lower margins on certain commodities sold. While management anticipates positive operating income, excluding the effects of mark-to-market adjustments, for this segment for the remainder of 2025, it is difficult to predict worldwide commodity price fluctuations and the uncertain political and economic conditions in the countries in which this segment operates.

Marine Segment

	Three Months Ended
	March 29,	March 30,	$	%
(Millions of dollars)	2025	2024	Change	Change
Net sales	$403	$332	$71	21%
Operating income	$57	$15	$42	280%

The increase in net sales for the three-month period of 2025 compared to 2024 was primarily due to a 12% increase in cargo volumes and an 8% increase in average freight rates. The increase in average freight rates was partially driven by an increase in refrigerated cargo, which earns higher rates.

The increase in operating income for the three-month period of 2025 compared to 2024 was primarily the result of higher voyage revenue, partially offset by higher voyage-related costs, such as stevedoring costs primarily due to higher cargo volumes. Many of this segment’s costs are variable in nature and the overall expense amounts will fluctuate as volumes increase or decrease. While management anticipates this segment will be profitable for the remainder of 2025, it is difficult to predict changes in fuel costs or other voyage costs, cargo volumes or cargo rates for future periods. In April 2025, the Office of the U.S. Trade Representative (“USTR”) issued a Notice of Action finalizing fees for Chinese-built vessels and Chinese-owned and operated ships for U.S. port calls. Due to certain fee exemptions, including an exemption based on vessel capacity, management believes the Notice of Action will not have any material adverse impact on the Marine segment’s results. See Item 1A. Risk Factors for further discussion of USTR’s Notice of Action.

Liquid Fuels Segment

	Three Months Ended
	March 29,	March 30,	$	%
(Millions of dollars)	2025	2024	Change	Change
Net sales	$121	$87	$34	39%
Operating loss	$(26)	$(49)	$(23)	(47)%

The increase in net sales for the three-month period of 2025 compared to 2024 reflected an increase in the price and volume of fuel sold of $20 million and $19 million, respectively. Fuel production increased due to consistent production at the renewable diesel plant during the first quarter of 2025 compared to no operations during the first quarter of 2024 due to repairs and maintenance. Environmental credits sold increased sales $25 million due to higher volumes of credits, partially offset by decreases in credit prices reducing sales $11 million. Also, sales decreased $19 million related to federal blender’s credits received in the first quarter of 2024 compared to none in 2025. With the passing of the Inflation Reduction Act of 2022, the federal blender’s credit expired December 31, 2024 and was replaced by a new clean fuel production tax credit that is recorded as a reduction to cost of sales.

The decrease in operating loss for the three-month period of 2025 compared to 2024 primarily reflected an increase in sales, partially offset by higher costs associated with more production and, to a lesser extent, less income received on production tax credits as compared to the federal blender’s credits. The production tax credit value varies based on the greenhouse gas emissions factor of fuel produced and the value is less than the federal blender’s credit on a per-gallon basis. While management anticipates this segment will be near break-even for the remainder of 2025, it is difficult to predict market prices for biodiesel, renewable diesel, environmental credits, production tax credits or the cost of feedstocks for future periods. This segment’s renewable diesel plant is expected to undergo regularly scheduled maintenance in the second quarter of 2025 and anticipates no production for approximately one month.

Power Segment

	Three Months Ended
	March 29,	March 30,	$	%
(Millions of dollars)	2025	2024	Change	Change
Net sales	$53	$48	$5	10%
Operating income	$7	$7	$—	—%

The increase in net sales for the three-month period of 2025 compared to 2024 reflected primarily more power generation due to less maintenance performed on the units.

Operating income remained flat for the three-month period of 2025 compared to 2024, as the increase in net sales was offset by higher fuel costs due to an increase in volumes. While management anticipates this segment will be profitable for the remainder of 2025, it is difficult to predict fuel costs or the extent that spot market rates will fluctuate compared to fuel costs or other power producers for future periods.

Turkey Segment

	Three Months Ended
	March 29,	March 30,	$	%
(Millions of dollars)	2025	2024	Change	Change
Income from affiliates	$—	$7	$(7)	(100)%

The Turkey segment represents Seaboard’s non-controlling 52.5% investment in Butterball, LLC (“Butterball”) which is accounted for using the equity method. The decrease in Butterball’s net income was primarily the result of a 9% increase in production and plant costs due to bird health issues. Sales were relatively flat with increased volumes being offset by a decrease in selling prices. Turkey commodity markets continued to strengthen through the quarter. During the first quarter of 2025, Butterball closed a further-processing plant in Jonesboro, Arkansas. The closure did not have a material impact on results during the first quarter of 2025, and it is not anticipated to have a material impact on future results. While management anticipates this segment will be profitable for the remainder of 2025, it is difficult to predict market prices for turkey products or the cost of feed for future periods.

As of March 29, 2025 and December 31, 2024, Butterball had total assets of $1.2 billion and $1.1 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended
	March 29,	March 30,
(Millions of dollars)	2025	2024
Net sales	$375	$370
Operating income (loss)	$(3)	$16
Net income	$—	$15

CRITICAL ACCOUNTING ESTIMATES

The preparation of Seaboard’s condensed consolidated financial statements requires Seaboard to make estimates, judgments, and assumptions. A summary of significant accounting policies and critical accounting estimates is included in Seaboard’s 2024 10-K. Other than the update to significant accounting polices discussed in Note 1 to the condensed consolidated financial statements, there were no other changes to significant accounting policies or critical accounting estimates during the three months ended March 29, 2025.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2024. See Note 5 to the condensed consolidated financial statements for further discussion of market risk exposure.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 29, 2025. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended March 29, 2025, that have materially affected, or are reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except for the updates to risk factors set forth below, there have been no material changes in the risk factors as previously disclosed in Seaboard’s 2024 10-K.

Operational Risks

(1)	Changes in and Uncertainty of U.S. Trade Policy and the Impact of Any Tariffs, Trade Sanctions or Similar Government Actions Could Adversely Impact Seaboard’s Business. The U.S. has recently instituted certain changes, and has proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., and other government regulations affecting trade between the U.S. and other countries where Seaboard conducts business. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, or countermeasures imposed in response to such government actions, have and could further i) reduce Seaboard’s ability to sell products in certain markets or worst-case globally, ii) increase the costs for Seaboard’s materials and equipment, or iii) lower overall revenues and margins, any of which could have a material adverse impact on Seaboard’s business and financial condition. Specifically, certain previously exported products for Seaboard Foods may have to be rendered in the U.S. if other markets cannot be identified, which would negatively impact margins further. Changes in tariffs and trade restrictions can be, and have been, announced with little or no advance notice, and are difficult to predict, which makes the associated risks difficult to anticipate and mitigate, if even possible. If Seaboard is unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on Seaboard’s business and financial condition. Furthermore, sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners could result in a global economic slowdown and long-term changes to global trade.

Legal and Regulatory Risks

(2)	U.S. Government Actions Targeting China’s Maritime, Logistics and Shipbuilding Sectors and Imposition of Fees on Chinese Vessels Could Adversely Impact Seaboard’s Business. On April 17, 2025, the USTR issued a Notice of Action under Section 301 of the Trade Act of 1974 “to restore American shipbuilding” including a phased set of targeted measures in response to China’s efforts to dominate the maritime, logistics and shipbuilding sectors. These measures include service-based fees on vessels operated or built in China, imposed on a per-voyage and per-tonnage basis, set to begin after an initial 180-day grace period and escalate over time. Although all of Seaboard’s owned and under-construction vessels are exempt from the final regulations due to capacity size, among other exemptions, retaliatory actions by China or other countries could indirectly impact port-related costs. Higher shipping costs incurred by vessel operators may be passed on to customers resulting in increased product costs for Seaboard. Also, increases in and volatility of costs to import or export will likely impact global commodity market prices. The USTR has proposed additional trade restrictions, which could cause further cost increases and price volatility. These additional fees and proposed trade restrictions could have a material adverse impact on Seaboard’s business and financial condition.

Item 5.  Other Information

During the three months ended March 29, 2025, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended March 29, 2025 otherwise reportable under this Item 5.

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

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, renewable diesel, biodiesel an related environmental credits, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and changes in tax laws; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter-hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiii) adverse results in pending or future litigation matters; (xiv) Seaboard’s ability to realize deferred tax assets or the need to record valuation allowances in future periods; (xv) expectations regarding future regulatory developments or other matters and whether such matters will or will not have a material adverse effect on Seaboard’s results of operations, business or financial condition, including any preliminary estimates of such effects; (xvi) Seaboard’s ability to trade with foreign customers and operate abroad and the impacts of trade restrictions, tariffs and similar government actions; or (xvii) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. Such factors include risks associated with international operations, including the ongoing conflict between Russia and Ukraine and tensions in the Middle East, deterioration of economic conditions, interest rate fluctuations, inflation, systemic pressures in the banking industry, including potential disruptions in credit markets, supply chain and labor market disruptions, stock price fluctuations, decentralization of operations, investments in non-consolidated affiliates, inherent uncertainties in the determination of the valuation allowance on deferred income tax assets, cyber-attacks and cybersecurity breaches, the food industry, health risks to animals, fluctuations in commodity prices, increases in costs of purchases, difficulties in obtaining and retaining appropriate personnel, the loss or closure of principal properties, disruptions of operations of suppliers and co-packers, ocean transportation, fluctuations in fuel costs, general risks of litigation, compliance with complex rules and regulations, including stringent environmental regulation and measures to address climate change, risks associated with trade restrictions, tariffs and similar government actions, and specific risks relating to Seaboard’s segments. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K, as supplemented by the information included under the caption “Risk Factors” in this quarterly report on Form 10-Q, describes these factors and identifies other important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABOARD CORPORATION
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: April 28, 2025

by:	/s/ Barbara M. Smith
Barbara M. Smith Vice President and Corporate Controller

(principal accounting officer)

Date: April 28, 2025