Form 10-Q
period 2025-06-28
SEABOARD CORP /DE/
filed 2025-07-29
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

There were 959,193 shares of common stock, $1.00 par value per share, outstanding on July 22, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Millions of dollars except share and per share amounts)	2025	2024	2025	2024
Net sales:
Products (includes sales to affiliates of $315, $312, $580 and $614)	$2,020	$1,802	$3,856	$3,594
Services (includes sales to affiliates of $9, $12, $20 and $19)	406	348	833	698
Other	54	59	107	108
Total net sales	2,480	2,209	4,796	4,400
Cost of sales and operating expenses:
Products	1,954	1,751	3,755	3,520
Services	322	289	651	586
Other	42	40	86	78
Total cost of sales and operating expenses	2,318	2,080	4,492	4,184
Gross income	162	129	304	216
Selling, general and administrative expenses	110	99	214	206
Operating income	52	30	90	10
Interest expense	(18)	(17)	(28)	(29)
Income from affiliates	29	23	42	42
Other income, net	49	10	48	46
Earnings before income taxes	112	46	152	69
Income tax benefit (expense)	(8)	15	(16)	14
Net earnings	$104	$61	$136	$83
Less: Net earnings attributable to noncontrolling interests	(2)	—	(2)	—
Net earnings attributable to Seaboard	$102	$61	$134	$83

Earnings per common share	$105.22	$62.82	$138.11	$85.47
Average number of shares outstanding	969,427	971,055	970,228	971,055

Other comprehensive income, net of income tax expense:
Foreign currency translation adjustment	15	—	—	(2)
Unrecognized pension cost	(1)	—	—	2
Other comprehensive income, net of tax	$14	$—	$—	$—
Comprehensive income	118	61	136	83
Less: Comprehensive income attributable to noncontrolling interests	(2)	—	(2)	—
Comprehensive income attributable to Seaboard	$116	$61	$134	$83

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 28,	December 31,
(Millions of dollars except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$117	$98
Short-term investments	986	1,075
Receivables:
Trade	634	569
Due from affiliates	103	87
Other (includes $1 and $5 due from affiliates)	130	166
Total receivables	867	822
Allowance for credit losses	(35)	(31)
Receivables, net	832	791
Inventories	1,534	1,408
Other current assets	135	146
Total current assets	3,604	3,518
Property, plant and equipment, net of accumulated depreciation of $2,254 and $2,162	2,668	2,560
Operating lease right-of-use assets, net	342	382
Investments in and advances to affiliates	745	738
Goodwill	162	164
Deferred tax asset	7	69
Other non-current assets (includes $6 and $1 due from affiliates)	327	234
Total assets	$7,855	$7,665
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$516	$314
Accounts payable (includes $33 and $31 due to affiliates)	317	418
Deferred revenue (includes $16 and $17 due to affiliates)	92	83
Operating lease liabilities	118	134
Other current liabilities	456	458
Total current liabilities	1,499	1,407
Long-term debt, less current maturities	984	987
Long-term operating lease liabilities	251	276
Accrued pension liability	70	67
Deferred tax liability	38	32
Other non-current liabilities	158	147
Total liabilities	3,000	2,916
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. 1,250,000 shares authorized; 962,476 and 971,055 shares issued and outstanding, respectively	1	1
Accumulated other comprehensive loss	(376)	(376)
Retained earnings	5,210	5,104
Total Seaboard stockholders’ equity	4,835	4,729
Noncontrolling interests	20	20
Total equity	4,855	4,749
Total liabilities and stockholders’ equity	$7,855	$7,665

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2023	$1	$(410)	$5,025	$18	$4,634
Comprehensive income:
Net earnings	—	—	22	—	22
Other comprehensive income, net of tax	—	—	—	—	—
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 30, 2024	$1	$(410)	$5,045	$18	$4,654
Comprehensive income:
Net earnings	—	—	61	—	61
Other comprehensive income, net of tax	—	—	—	—	—
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 29, 2024	$1	$(410)	$5,104	$18	$4,713

Balances, December 31, 2024	$1	$(376)	$5,104	$20	$4,749
Comprehensive income:
Net earnings	—	—	32	—	32
Other comprehensive loss, net of tax	—	(14)	—	—	(14)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 29, 2025	$1	$(390)	$5,134	$20	$4,765
Comprehensive income:
Net earnings	—	—	102	2	104
Other comprehensive income, net of tax	—	14	—	—	14
Distributions to noncontrolling interest	—	—	—	(2)	(2)
Repurchase of common stock	—	—	(24)	—	(24)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 28, 2025	$1	$(376)	$5,210	$20	$4,855

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 28,	June 29,
(Millions of dollars)	2025	2024
Operating activities:
Net earnings	$136	$83
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	158	142
Deferred income taxes	69	(30)
Income from affiliates	(42)	(42)
Dividends received from affiliates	37	40
Investment gains, net	(25)	(23)
Other, net	16	5
Changes in assets and liabilities:
Receivables, net of allowance for credit losses	(54)	(59)
Inventories	(132)	54
Other assets	1	(10)
Accounts payable	(103)	(77)
Other liabilities, exclusive of debt	—	(58)
Net cash from operating activities	61	25
Investing activities:
Purchase of short-term investments	(716)	(712)
Proceeds from the sale of short-term investments	824	721
Proceeds from the maturity of short-term investments	2	11
Capital expenditures	(260)	(237)
Proceeds from the sale of property, plant and equipment	16	15
Proceeds from the sale of non-consolidated affiliates	4	13
Purchase of long-term investments	(70)	(4)
Other, net	(1)	(13)
Net cash used in investing activities	(201)	(206)
Financing activities:
Uncommitted lines of credit, net	203	111
Draws under committed lines of credit	780	736
Repayments of committed lines of credit	(780)	(630)
Proceeds from payable to affiliate	—	29
Principal payments of long-term debt	(3)	(5)
Finance lease payments	(20)	(28)
Repurchase of common stock	(24)	—
Dividends paid	(4)	(4)
Other, net	(2)	(1)
Net cash from financing activities	150	208
Effect of exchange rate changes on cash and cash equivalents	9	(4)
Net change in cash and cash equivalents	19	23
Cash and cash equivalents at beginning of year	98	56
Cash and cash equivalents at end of period	$117	$79

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION

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

Related-Party Transactions

Seaboard has investments in non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $20 million and $17 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $35 million and $32 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

Other Income, Net

The components of other income, net on the condensed consolidated statements of comprehensive income for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Millions of dollars)	2025	2024	2025	2024
Interest and dividend income	$14	$17	$35	$36
Investment gains, net	37	5	25	23
Foreign currency losses, net	(1)	(11)	(10)	(12)
Miscellaneous, net	(1)	(1)	(2)	(1)
Total other income, net	$49	$10	$48	$46

Supplemental Cash Flow Information

Non-cash activities for the six months ended June 28, 2025 and June 29, 2024, included capital expenditures of $4 million and $11 million, respectively, that were in accounts payable. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Six Months Ended
	June 28,	June 29,
(Millions of dollars)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$92
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	20	28
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$33	$73
Finance leases	33	1

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the second quarter of 2025, Seaboard sold the majority of its 2024 transferable federal investment tax credits for total proceeds of $77 million, which is included within deferred income taxes in the condensed consolidated statement of cash flows.

Inventories

With the passing of the U.S. Inflation Reduction Act of 2022, the federal blender’s credit was replaced by a new clean fuel production tax credit on January 1, 2025. Analogizing to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, Seaboard elects to recognize these production tax credits in inventories, with an offset to cost of sales, when the economic benefit of the credit is deemed probable. The production tax credits are carried at estimated fair value per the U.S. government model, net of a discount upon expected sale.

Goodwill

The change in the carrying amount of goodwill for the six months ended June 28, 2025 was related to foreign currency translation of $2 million within the Commodity Trading and Milling (“CT&M”) segment.

Recently Adopted Accounting Standards

In Seaboard’s 2024 10-K, Seaboard adopted Financial Accounting Standards Board (“FASB”) guidance that requires incremental segment disclosures including the disclosure of significant segment expenses regularly provided to Seaboard’s chief operating decision maker (“CODM”). These additional disclosures were effective for interim reporting periods beginning on January 1, 2025, and were applied retrospectively to the prior financial periods presented herein. See Note 7 to the condensed consolidated financial statements.

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

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	June 28,	December 31,
(Millions of dollars)	2025	2024
Domestic equity securities	$239	$205
Foreign equity securities	115	98
Domestic debt securities	498	635
Foreign debt securities	103	102
Money market funds held in trading accounts	31	28
Other trading securities	—	7
Total trading short-term investments	$986	$1,075

The unrealized gains related to trading securities still held at the end of the respective reporting period were $36 million and $24 million for the three- and six-month periods ended June 28, 2025, respectively, and $5 million and $18 million for the three- and six-month periods ended June 29, 2024, respectively.

Seaboard had $50 million and $40 million of short-term investments denominated in foreign currencies, primarily euros, as of June 28, 2025 and December 31, 2024, respectively.

As of June 28, 2025 and December 31, 2024, Seaboard had long-term investments of $211 million and $141 million, respectively, classified in other non-current assets on the condensed consolidated balance sheets. During the second quarter

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

of 2025, Seaboard invested $50 million in an investment company that owns corporate debt securities. The investment is measured using Net Asset Value (“NAV”) as a practical expedient. See Note 5 to the condensed consolidated financial statements for further discussion. The other long-term investments are primarily in real estate and are accounted for under the equity method of accounting.

Note 3 – Inventories

The following is a summary of inventories:

	June 28,	December 31,
(Millions of dollars)	2025	2024
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$448	$473
Pork products and materials	59	66
Grains, oilseeds and other commodities	485	367
Biofuels and related credits	245	221
Other	99	64
Total inventories at lower of FIFO cost and NRV	1,336	1,191
Grain, flour and feed at lower of weighted average cost and NRV	198	217
Total inventories	$1,534	$1,408

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of June 28, 2025, the outstanding balances under committed and uncommitted lines of credit were $175 million and $341 million, respectively. Of the total outstanding balance as of June 28, 2025, $231 million was denominated in foreign currencies with $129 million in euro, $83 million in South African rand, and the remaining in various other currencies. As of December 31, 2024, the outstanding balances under committed and uncommitted lines of credit were $175 million and $139 million, respectively. Of the total outstanding balance as of December 31, 2024, $83 million was denominated in foreign currencies, with $62 million in South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 5.10% and 6.47% as of June 28, 2025 and December 31, 2024, respectively.

In March 2025, Seaboard amended its committed line of credit agreement. The amendment decreased the amount available under the facility from $450 million to $300 million and extended the maturity date of the facility to March 23, 2026. This line of credit is secured by certain short-term investments, and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable spread. Also in March 2025, Seaboard entered into an uncommitted line of credit agreement with up to $100 million of borrowing availability that is secured by certain eligible accounts receivable of its designated subsidiaries and matures on March 14, 2026. Borrowings under the facility bear interest based on SOFR plus an applicable spread. As of June 28, 2025, there were $5 million in outstanding borrowings under this uncommitted line, secured by $6 million of eligible accounts receivable, classified in Receivables, trade on the condensed consolidated balance sheet, pledged as collateral. Collateral is based on 110% of borrowings under the line.

Long-Term Debt

The following is a summary of long-term debt:

	June 28,	December 31,
(Millions of dollars)	2025	2024
Term Loan due 2033	$961	$963
Foreign subsidiary obligations	1	1
Other long-term debt	37	38
Total debt at face value	999	1,002
Current maturities and unamortized costs	(15)	(15)
Long-term debt, less current maturities and unamortized costs	$984	$987

The Term Loan due 2033 credit agreement provides for quarterly payments on the $975 million original principal balance, with the balance due on November 10, 2033, the maturity date. The interest rate was 6.02% and 6.08% as of June 28, 2025

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

and December 31, 2024, respectively. Seaboard was in compliance with all financial and other restrictive debt covenants under this credit agreement as of June 28, 2025.

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

Seaboard has made appropriate and adequate accruals for loss contingencies where necessary as of June 28, 2025. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

The Florida District Court in the Seaboard Marine case dismissed the claims of the Inheritors and the Estates because they did not acquire the ownership claims prior to March 1996, as required by the Act. The remaining plaintiff, Ms. de

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fernandez, contends she owns 20% of the companies that were granted the concession and owned land in or around Mariel Bay, Cuba. On August 19, 2022, the Florida District Court granted Seaboard Marine’s Motion for Summary Judgment and entered a Final Judgment (the “Summary Judgment”) in favor of Seaboard Marine. On September 1, 2022, the Plaintiffs appealed the Summary Judgment to the United States Court of Appeals for the Eleventh Circuit (“Court of Appeals”). On April 14, 2025, the Court of Appeals issued its ruling affirming in part and reversing in part the order of Summary Judgment. Seaboard Marine’s petition seeking further appellate relief was denied on June 10, 2025. On July 22, 2025, the Florida District Court issued an order setting a trial during the court’s two-week calendar period beginning February 9, 2026.

As to the suit against Seaboard Corporation, on October 21, 2021, the Plaintiffs filed an amended complaint which principally added allegations that there were other callings made by Seaboard Marine at the Port of Mariel and that Seaboard Corporation engaged in a pattern of doing business with individuals and entities in contravention of U.S. foreign policy. Seaboard Corporation filed a Motion to Dismiss, which is currently pending. On September 28, 2022, the Delaware District Court stayed this lawsuit against Seaboard Corporation until 30 days after the outcome of the Appeal in the Seaboard Marine case. In light of the Court of Appeals ruling, the parties filed a joint status report indicating their respective positions on whether and how this case should proceed.

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

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 31, 2025, the Minnesota District Court denied the defendants’ motion for summary judgment. Absent reconsideration or another change in circumstance, cases pending in the Minnesota District Court will proceed to trial and cases pending in other jurisdictions will be remanded to the courts in which the actions were brought. Seaboard has settled all actions originally brought in the Minnesota District Court. It is uncertain when the Minnesota District Court will remand the cases, including Seaboard’s, pending in other jurisdictions or when trials of those cases will be scheduled.

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

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency and should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $50 million and assets of approximately $30 million. Based on the information received from the Trustee on the administration of the case and the liquidation of assets, as of June 28, 2025, the U.S. dollar equivalent of liabilities was estimated to be approximately $45 million, and the liquidation value of the remaining assets is negligible. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the liabilities of Cereoil, net of any amounts received from the liquidation of Cereoil’s assets, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses. Any award in this case should be reduced by the amount of any award in the Clawback Action described above that is paid to Cereoil.

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

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency and should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $29 million and assets of approximately $15 million. Based on the administration of the case which resulted in duplicative claims made in the

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Cereoil case and the liquidation of assets, as of June 28, 2025, the U.S. dollar equivalent of liabilities was estimated to be approximately $1 million, and there are no remaining assets with any value. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other defendants could be ordered to pay the liabilities of Nolston, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses.

Note 5 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. Investments that are valued using NAV as a practical expedient are excluded from the fair value hierarchy. The trading securities classified as other current assets below are assets held for Seaboard’s deferred compensation plans.

	June 28,
(Millions of dollars)	2025	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$239	$239	$—	$—
Foreign equity securities	115	115	—	—
Domestic debt securities	498	6	492	—
Foreign debt securities	103	5	98	—
Money market funds held in trading accounts	31	31	—	—
Trading securities – other current assets	14	14	—	—
Derivatives	5	1	4	—
Total assets	$1,005	$411	$594	$—
Liabilities:
Derivatives	$27	$23	$4	$—
Total liabilities	$27	$23	$4	$—

	December 31,
(Millions of dollars)	2024	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$205	$205	$—	$—
Foreign equity securities	98	98	—	—
Domestic debt securities	635	158	477	—
Foreign debt securities	102	11	91	—
Money market funds held in trading accounts	28	28	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	17	17	—	—
Derivatives	30	17	13	—
Total assets	$1,122	$534	$588	$—
Liabilities:
Derivatives	$5	$5	$—	$—
Total liabilities	$5	$5	$—	$—

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

Seaboard has an investment in a company that owns corporate debt securities subject to certain redemption restrictions until December 2026. Due to the lack of readily available market prices, this investment is measured using NAV as a practical expedient, and accordingly, is not classified in the fair value hierarchy table above. The NAV of this investment, based on the market value of the debt securities in the portfolio, was $51 million as of June 28, 2025.

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		June 28,	December 31,
(Millions)	Metric	2025	2024
Commodities:
Grain	Bushels	32	33
Hogs and pork products	Pounds	40	134
Soybean oil	Pounds	39	3
Soybean meal	Tons	1	1
Foreign currencies	U.S. dollar	118	334

Credit risks associated with these derivative contracts are not significant because Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and using margin accounts for some commodity contracts. As of June 28, 2025, the maximum amount of credit risk related to foreign currency contracts, had the counterparties failed to perform according to the terms of the contract, was $3 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		June 28,	December 31,		June 28,	December 31,
(Millions of dollars)		2025	2024		2025	2024
Commodities	Other current assets	$2	$17	Other current liabilities	$23	$5
Foreign currencies	Other current assets	3	13	Other current liabilities	4	—

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of June 28, 2025 and December 31, 2024, the commodity derivatives had a margin account balance of $59 million and $23 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $38 million and $35 million, respectively.

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides the amount of gain (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Six Months Ended
		June 28,	June 29,	June 28,	June 29,
(Millions of dollars)		2025	2024	2025	2024
Commodities	Cost of sales	$(9)	$(21)	$(14)	$(55)
Foreign currencies	Cost of sales	(3)	5	(8)	4
Foreign currencies	Other income, net	(7)	3	(13)	5

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

On May 21, 2025, Seaboard’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of its outstanding shares of common stock (“Shares”) through December 31, 2027, unless extended or earlier terminated. Under the share repurchase program, Seaboard is authorized to repurchase Shares from time-to-time in the open-market, through block trades, in privately negotiated purchases, pursuant to a trading plan, or by other means, in accordance with federal securities laws and other applicable laws. The timing and volume of share repurchases will be determined by management at its discretion and will depend on a number of factors, including constraints specified in any applicable trading plans, the market price of the Shares, general business and market conditions, alternative investment opportunities, Seaboard’s financial condition and applicable legal requirements. The share repurchase program does not obligate Seaboard to acquire a minimum amount of Shares and the program may be modified, suspended or terminated at any time at Seaboard’s discretion.

During the second quarter of 2025, Seaboard repurchased 8,579 Shares, and retained earnings decreased $24 million as a result of the purchases and related U.S. excise taxes. Shares repurchased were retired and became authorized and unissued shares. As of June 28, 2025, $76 million remained available for repurchase under this program.

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Benefit (Cost)		Total
Balance December 31, 2023	$(404)	$(6)		$(410)
Other comprehensive loss before reclassifications	(2)	—		(2)
Amounts reclassified from AOCL to net earnings	—	2	(a)	2
Other comprehensive income (loss), net of tax	(2)	2		—
Balance March 30, 2024	$(406)	$(4)		$(410)
Other comprehensive income before reclassifications	—	—		—
Amounts reclassified from AOCL to net earnings	—	—		—
Other comprehensive income, net of tax	—	—		—
Balance June 29, 2024	$(406)	$(4)		$(410)

Balance December 31, 2024	$(400)	$24		$(376)
Other comprehensive loss before reclassifications	(15)	—		(15)
Amounts reclassified from AOCL to net earnings	—	1	(a)	1
Other comprehensive income (loss), net of tax	(15)	1		(14)
Balance March 29, 2025	$(415)	$25		$(390)
Other comprehensive income before reclassifications	15	—		15
Amounts reclassified from AOCL to net earnings	—	(1)	(a)	(1)
Other comprehensive income (loss), net of tax	15	(1)		14
Balance June 28, 2025	$(400)	$24		$(376)
(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 – Segment Information

Seaboard has six reportable segments: Pork, CT&M, Marine, Liquid Fuels, Power, and Turkey. Seaboard’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as All Other. Each of the six reportable segments is separately managed based on its diverse product or service. All Other primarily represents a sugar and alcohol production and processing operation in Argentina and a jalapeño pepper processing operation in Honduras. There have been no significant segment updates in the second quarter of 2025. For details on each segment’s respective products and services, see Note 13 to the consolidated financial statements included in Seaboard’s 2024 10-K.

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

The following tables include certain segment information for the three and six months ended June 28, 2025 and June 29, 2024, and as of June 28, 2025 and December 31, 2024. The significant segment expense categories align with the information regularly provided to the CODM.

	Three Months Ended June 28, 2025
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$511	$1,339	$—	$146	$—		$24	$—	$2,020
Transportation	6	—	383	—	—		1	—	390
Energy	—	—	—	—	54		—	—	54
Other	12	4	—	—	—		—	—	16
Total external net sales	529	1,343	383	146	54		25	—	2,480
Intersegment net sales (a)	12	—	2	—	—		—	(14)	—
Total segment/consolidated net sales	$541	$1,343	$385	$146	$54		$25	$(14)	$2,480
Less significant segment expenses:
Cost of sales	488	1,298	315	168	40		23	(14)	2,318
Selling, general and administrative expenses	25	38	26	4	5		12	—	110
Total segment/consolidated operating income (loss)	$28	$7	$44	$(26)	$9		$(10)	$—	$52
Income from affiliates	8	3	1	—	—	17	—	—	29
Total operating income (loss) and income from affiliates	$36	$10	$45	$(26)	$9	$17	$(10)	$—	$81
Depreciation and amortization expense	$41	$6	$16	$8	$5		$4	$—	$80
Capital expenditures	$39	$13	$86	$5	$—		$8	$—	$151

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 29, 2024
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$522	$1,127	$—	$118	$—		$35	$—	$1,802
Transportation	4	—	325	—	—		1	—	330
Energy	—	—	—	—	59		—	—	59
Other	14	4	—	—	—		—	—	18
Total external net sales	540	1,131	325	118	59		36	—	2,209
Intersegment net sales (a)	10	—	1	—	—		—	(11)	—
Total segment/consolidated net sales	$550	$1,131	$326	$118	$59		$36	$(11)	$2,209
Less significant segment expenses:
Cost of sales	528	1,066	282	141	38		36	(11)	2,080
Selling, general and administrative expenses	26	31	26	4	3		9	—	99
Total segment/consolidated operating income (loss)	$(4)	$34	$18	$(27)	$18		$(9)	$—	$30
Income from affiliates	6	8	1	—	—	8	—	—	23
Total operating income (loss) and income from affiliates	$2	$42	$19	$(27)	$18	$8	$(9)	$—	$53
Depreciation and amortization expense	$31	$6	$16	$12	$5		$3	$—	$73
Capital expenditures	$91	$3	$29	$—	$1		$9	$—	$133

	Six Months Ended June 28, 2025
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$979	$2,558	$—	$267	$—		$52	$—	$3,856
Transportation	10	—	786	—	—		1	—	797
Energy	—	—	—	—	107		—	—	107
Other	26	10	—	—	—		—	—	36
Total external net sales	1,015	2,568	786	267	107		53	—	4,796
Intersegment net sales (a)	21	—	4	—	—		—	(25)	—
Total segment/consolidated net sales	$1,036	$2,568	$790	$267	$107		$53	$(25)	$4,796
Less significant segment expenses:
Cost of sales	988	2,448	636	311	83		51	(25)	4,492
Selling, general and administrative expenses	51	72	53	8	8		22	—	214
Total segment/consolidated operating income (loss)	$(3)	$48	$101	$(52)	$16		$(20)	$—	$90
Income from affiliates	16	7	2	—	—	17	—	—	42
Total operating income (loss) and income from affiliates	$13	$55	$103	$(52)	$16	$17	$(20)	$—	$132
Depreciation and amortization expense	$80	$12	$32	$16	$11		$7	$—	$158
Capital expenditures	$66	$17	$160	$6	$1		$10	$—	$260
Total assets as of June 28, 2025(b)	$2,057	$1,778	$1,106	$671	$303	$373	$1,567	$—	$7,855
Investment in affiliates as of June 28, 2025	$159	$166	$41	$—	$3	$373	$3	$—	$745

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 29, 2024
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,009	$2,312	$—	$205	$—		$68	$—	$3,594
Transportation	7	—	657	—	—		2	—	666
Energy	—	—	—	—	107		1	—	108
Other	23	9	—	—	—		—	—	32
Total external net sales	1,039	2,321	657	205	107		71	—	4,400
Intersegment net sales (a)	19	—	2	—	—		—	(21)	—
Total segment/consolidated net sales	$1,058	$2,321	$659	$205	$107		$71	$(21)	$4,400
Less significant segment expenses:
Cost of sales	1,007	2,203	574	274	75		72	(21)	4,184
Selling, general and administrative expenses	54	66	52	7	7		20	—	206
Total segment/consolidated operating income (loss)	$(3)	$52	$33	$(76)	$25		$(21)	$—	$10
Income from affiliates	15	10	2	—	—	15	—	—	42
Total operating income (loss) and income from affiliates	$12	$62	$35	$(76)	$25	$15	$(21)	$—	$52
Depreciation and amortization expense	$60	$12	$32	$22	$10		$6	$—	$142
Capital expenditures	$171	$5	$41	$7	$3		$10	$—	$237
Total assets as of December 31, 2024(b)	$2,111	$1,615	$992	$630	$306	$375	$1,636	$—	$7,665
Investment in affiliates as of December 31, 2024	$154	$164	$40	$—	$3	$375	$2	$—	$738
(a)	Intersegment sales in the Pork segment primarily represent the sale of pork fat to the Liquid Fuels segment, which uses it as a feedstock in the renewable diesel and biodiesel production processes. Intersegment sales in the Marine segment primarily represent shipping services provided to the jalapeño pepper processing business. Intercompany transactions are eliminated in consolidation.
(b)	Total assets for the Turkey segment represent Seaboard’s investment in Butterball, LLC. All Other and Corporate’s total assets primarily represent short-term investments held by Corporate; these investments were $978 million and $1 billion as of June 28, 2025 and December 31, 2024, respectively.

Note 8 – Subsequent Events

On July 4, 2025, the U.S. President signed into law the “One Big Beautiful Bill Act” (“OBBBA”). The OBBBA imposes various changes to U.S. federal income tax regulation, including restoring bonus depreciation, removing the requirement to capitalize and amortize domestic research and development expenditures, increasing interest deductibility and reducing certain international deductions. The OBBBA also included certain modifications to the Inflation Reduction Act of 2022, including extending the clean fuel production tax credit from 2027 through 2029. Effects of changes in tax laws, including retroactive changes, are recognized in the financial statements in the period that the changes are enacted. Seaboard is currently evaluating the potential impact of the OBBBA on its deferred tax balances and other changes required to its financial statements, which will be reflected in the third quarter 10-Q as the enactment date was after period end.

In July 2025, the Power segment entered into an agreement to construct a new power-generating barge for operation in the Dominican Republic. The total cost estimate of the project is approximately $315 million, with $40 million of anticipated payments during the second half of 2025 based on milestones achieved.

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

LIQUIDITY AND CAPITAL RESOURCES

The primary objectives of Seaboard’s financing strategy are to effectively manage financial risks, ensure efficient liquidity for daily global operations and maintain balance sheet strength. Seaboard’s principal funding sources are generated from operating activities, short-term investments and borrowings from revolving lines of credit and term loans. Seaboard’s cash requirements primarily include funding for working capital, capital expenditures, strategic investments and other needs. Seaboard evaluates its overall liquidity at least on a quarterly basis, and management believes Seaboard’s combination of internally-generated cash, liquidity and borrowing capabilities will be adequate to meet all short-term and long-term commitments.

As of June 28, 2025, Seaboard had total net working capital of $2.1 billion, which includes $1.1 billion of cash and short-term investments. Of the total cash and short-term investments balance, $114 million was held by foreign subsidiaries. Seaboard considers substantially all foreign profits permanently reinvested in its foreign operations, except for previously-taxed undistributed earnings of Seaboard Marine. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. as determination of the tax is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total Amount
(Millions of dollars)	Available
Short-term uncommitted and committed lines	$1,426
Amounts drawn against lines	(516)
Available borrowing capacity as of June 28, 2025	$910

Available borrowing capacity fluctuates based on changes to the terms of line of credit agreements and draws needed to fund operations. During the first quarter of 2025, Seaboard entered into a collateralized uncommitted line of credit agreement with up to $100 million of borrowing availability that is secured by certain eligible accounts receivable and matures on March 14, 2026. Also, Seaboard reduced its borrowing capacity under the committed line of credit from $450 million to $300 million and extended the maturity date to March 23, 2026. See Note 4 to the condensed consolidated financial statements for more discussion. Seaboard will continue to evaluate opportunities to access efficient financing in the markets where it operates, leveraging low-cost funding to support its operations.

Seaboard had long-term debt of $984 million as of June 28, 2025, which included a Term Loan due 2033 of $961 million. Current maturities of long-term debt were $15 million as of June 28, 2025.

Cash Flows

Cash from operating activities was $61 million for the six months ended June 28, 2025, compared to $25 million in the same period of 2024. The change in operating cash flows was due to $77 million of proceeds from investment tax credit sales and an increase in earnings, adjusted for non-cash items of $100 million, partially offset by an increase in cash used for working capital of $138 million. The working capital fluctuation was primarily inventory-related due to timing of sales and inventory purchases in Seaboard’s CT&M segment. This segment primarily handles large shipments of grain, and the associated timing of deliveries can result in significant working capital fluctuations across periods.

Cash used in investing activities was $201 million for the six months ended June 28, 2025, compared to $206 million in the same period of 2024. During the six months ended June 28, 2025, Seaboard invested $260 million in property, plant and equipment, an increase of $23 million from the same period in the prior year. Of the total investment in 2025, $160 million was in the Marine segment, consisting primarily of installment payments on vessels under construction made in accordance with milestones achieved throughout construction. Two new dual-fueled vessels were completed and delivered during the first half of 2025, and four others are expected to be completed and delivered during the remainder of 2025. The new dual-fueled vessels bring greater fuel efficiency, increased tonnage capacity, and a host of other advantages to the Marine segment’s fleet and create a better overall fleet balance of owned and chartered vessels. Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities. More cash proceeds from sale of investments funded increased cash used for long-term investments of $66 million, including $50 million discussed in Note 2 to the condensed consolidated financial statements, as well as the increased investment in capital expenditures.

Cash from financing activities was $150 million for the six months of 2025, compared to $208 million in the same period of 2024. Cash flows from financing activities primarily include draws and repayments under committed and uncommitted revolving facilities held with financial institutions across multiple jurisdictions and currencies. The daily needs for working capital primarily influence changes in Seaboard’s borrowing balances. During the second quarter of 2025, Seaboard’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of its Shares. As of June 28, 2025, Seaboard had repurchased $24 million of Shares. The share repurchase program does not obligate Seaboard to acquire a minimum amount of Shares, and Seaboard cannot predict when or if it will repurchase any Shares or the amount of any such repurchases.

Capital Expenditures and Other Cash Requirements

For the remainder of 2025, management has budgeted capital expenditures totaling approximately $385 million. The planned expenditures primarily include Marine segment installment payments on vessels under construction and Pork segment normal replacement of breeding herd and other investments expenditures. In July 2025, subsequent to the second quarter of 2025 period end, the Power segment entered into an agreement to construct a new power-generating barge for operation in the Dominican Republic. The total cost estimate of the project is approximately $315 million, with $40 million of anticipated payments during the second half of 2025 based on milestones achieved. Management anticipates paying for these capital expenditures from a combination of available cash, use of available short-term investments and Seaboard’s available borrowing capacity. There are no other material updates to our obligations as discussed in the 2024 10-K.

RESULTS OF OPERATIONS

Seaboard’s operations are heavily commodity-driven and financial performance for certain subsidiaries is very cyclical based on respective global commodity markets and trends in economic activity. During April 2025, the U.S. government imposed tariffs and trade restrictions on certain goods from some foreign jurisdictions. In response to these actions, some countries imposed retaliatory tariffs on certain goods produced in the U.S. The impact of the tariffs was not material to Seaboard’s second quarter of 2025 results, as some tariffs were reduced temporarily or paused; however, such activity has resulted in volatile commodity markets and uncertain global economic conditions. New tariffs were announced in July 2025 and the risk of additional tariffs, trade restrictions by the U.S. and other countries, and the status of certain trade agreements is uncertain and continues to evolve. Seaboard cannot be certain of the outcome, which could indirectly or directly adversely impact its future financial condition and results of operations. See Item 1A. Risk Factors for further discussion.

Net Sales

Net sales increased $271 million and $396 million for the three- and six-month periods of 2025, respectively, compared to the same periods in 2024. The increases for the three- and six-month periods primarily reflected higher CT&M segment sales of $212 million and $247 million, respectively, driven by higher volumes of commodities sold, Marine segment sales of $58 million and $129 million, respectively, due to higher voyage revenue, and Liquid Fuels segment sales of $28 million and $62 million, respectively from increased volumes and prices of fuel and environmental credits sold. See the net sales discussion by reportable segment below for more details.

Operating Income

Operating income increased $22 million and $80 million for the three- and six-month periods of 2025, respectively, compared to the same periods in 2024. The three-month period primarily reflected increases in operating income of $32 million in the Pork segment due to higher margins of pork products and market hogs sold and $26 million in the Marine segment driven by higher voyage revenue, partially offset by a $27 million decrease in CT&M segment operating income driven primarily by mark-to-market adjustments on derivative contracts. The six-month period primarily reflected an increase in operating income of $68 million in the Marine segment due to higher voyage revenue. See the operating income discussion by reportable segment below for more details.

Income Tax Expense

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusts for discrete items recorded during the period. The effective tax rate for the three- and six-month periods of 2025 increased compared to the same periods of 2024 primarily as a result of a decrease in the amount of investment tax credits generated and the impact of incremental Pillar Two taxes. The Organization for Economic Cooperation released Pillar Two as part of its Base Erosion and Profit Shifting initiative to ensure large multinational companies pay a minimum level of tax on the income arising in each jurisdiction where they operate. The adoption and effective dates of these rules vary by country and the rules include some temporary safe harbors. Several countries in which Seaboard operates enacted Pillar Two laws in 2024, and additional countries in which Seaboard has material operations, including the Isle of Man and The Bahamas, adopted Pillar Two rules effective in 2025. These jurisdictions had effective tax rates that were lower than 15% prior to implementing the new rules. Seaboard will continue to monitor legislative developments related to Pillar Two in the countries in which it operates and the potential impact on future results.

On July 4, 2025, the U.S. President signed into law the OBBBA. Seaboard is currently evaluating the potential impact of the OBBBA on its deferred tax balances and other changes required to its financial statements, which will be reflected in the third quarter 10-Q as the enactment date was after period end.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income (loss) by reportable segment to consolidated net sales and consolidated operating income, respectively.

Pork Segment

	Three Months Ended				Six Months Ended
	June 28,	June 29,	$	%	June 28,	June 29,	$	%
(Millions of dollars)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$529	$540	$(11)	(2)%	$1,015	$1,039	$(24)	(2)%
Operating income (loss)	$28	$(4)	$32	800%	$(3)	$(3)	$—	-%
Income from affiliates	$8	$6	$2	33%	$16	$15	$1	7%

The decrease in net sales for the three-month and six-month periods of 2025, compared to 2024 was driven by lower volumes of market hogs and pork products sold, primarily due to availability of hogs and timing of deliveries to the processing plants, which decreased sales $26 million and $62 million for the three- and six-month periods, respectively, partially offset by higher selling prices for both periods.

The increase in operating income for the three-month period of 2025 compared to 2024 reflected higher margins on pork products and market hogs sold, primarily due to higher selling prices and lower feed costs of $37 million due to price and volume. Operating income remained flat for the six-month period of 2025 compared to 2024. Higher margins on pork products and market hogs sold primarily due to higher selling prices and lower feed costs of $94 million were offset by a decrease in favorable adjustments to the lower of cost and net realizable value inventory reserve during the six months of 2024 with no adjustments in 2025, and an increase in legal claims expense. With improved pork prices and lower grain commodity costs, the inventory reserve decreased $42 million during 2024.

In April 2025, in response to U.S.-issued trade tariffs, China issued a series of escalating retaliatory tariffs on U.S. products, including pork, that were later reduced or delayed and are still pending final resolution. China has historically been an outlet for certain of Seaboard’s pork products and represented 3% of this segment’s total sales for the year ended December 31, 2024. The Pork segment’s results for the three- and six-month periods ended June 28, 2025 were not materially impacted by tariffs. Seaboard continues to monitor the current uncertainties with tariffs, including with respect to tariffs that could originate in other pork export destinations and potential indirect impacts. See Item 1A. Risk Factors for further discussion of risks associated with tariffs. While management anticipates the Pork segment will be profitable for the remainder of 2025, no assurances can be made as it is difficult to predict market prices for pork products, the cost of production or third-party hogs for future periods.

CT&M Segment

	Three Months Ended				Six Months Ended
	June 28,	June 29,	$	%	June 28,	June 29,	$	%
(Millions of dollars)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$1,343	$1,131	$212	19%	$2,568	$2,321	$247	11%
Operating income	$7	$34	$(27)	(79)%	$48	$52	$(4)	(8)%
Income from affiliates	$3	$8	$(5)	(63)%	$7	$10	$(3)	(30)%

Net sales increased for the three- and six-month periods of 2025 compared to 2024, primarily due to higher volumes of commodities sold, which increased sales $321 million and $502 million, respectively, partially offset by lower average sales prices, which decreased sales $109 million and $255 million, respectively. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income decreased for the three-month period of 2025 compared to 2024, primarily due to an increase of $20 million in mark-to-market losses on derivative contracts, which continue to fluctuate until final delivery of product. Operating income decreased for the six-month period primarily due to lower margins on certain commodities sold, partially offset by a decrease of $18 million in mark-to-market losses on derivative contracts. While management anticipates positive operating income, excluding the effects of mark-to-market adjustments, for this segment for the remainder of 2025, no assurances can be made as it is difficult to predict worldwide commodity price fluctuations and the uncertain political and economic conditions in the countries in which this segment operates.

Marine Segment

	Three Months Ended				Six Months Ended
	June 28,	June 29,	$	%	June 28,	June 29,	$	%
(Millions of dollars)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$383	$325	$58	18%	$786	$657	$129	20%
Operating income	$44	$18	$26	144%	$101	$33	$68	206%

The increase in net sales for the three- and six-month periods of 2025 compared to 2024 was primarily due to higher cargo volumes and freight rates. Cargo volumes increased 9% and 10% and average freight rates increased 9% and 8% for the three- and six-month periods of 2025 compared to 2024, respectively. The increase in average freight rates was driven by various freight rate increases and a more favorable mix of cargo types.

The increase in operating income for the three- and six-month periods of 2025 compared to 2024 was primarily the result of higher voyage revenue, partially offset by higher voyage-related costs, such as stevedoring and slot costs which are primarily driven by higher cargo volumes. Many of this segment’s costs are variable in nature and the overall expense amounts will fluctuate as volumes increase or decrease. While management anticipates this segment will be profitable for the remainder of 2025, no assurances can be made as it is difficult to predict changes in cargo volumes, cargo rates, fuel costs or other voyage costs for future periods.

Liquid Fuels Segment

	Three Months Ended				Six Months Ended
	June 28,	June 29,	$	%	June 28,	June 29,	$	%
(Millions of dollars)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$146	$118	$28	24%	$267	$205	$62	30%
Operating loss	$(26)	$(27)	$(1)	(4)%	$(52)	$(76)	$(24)	(32)%

The increase in net sales for the three- and six-month periods of 2025 compared to 2024 was driven by increases in fuel and environmental credit sales. More volumes of fuel sold increased sales $19 million and $39 million, and higher fuel prices increased sales $13 million and $32 million for the three- and six-month periods, respectively. Higher volumes primarily reflect increased renewable diesel sales as the renewable diesel plant was not operational for approximately four months during the first half of 2024 due to repairs as compared to regularly scheduled maintenance performed during June 2025. Higher sales prices and more volumes of environmental credits sold increased sales $14 million and $9 million, respectively for the three-month period. Environmental credit sales increased during the six-month period primarily due to more volumes sold which increased sales $37 million. These increases were partially offset by federal blender’s credits received of $28 million and $47 million in the three- and six-month periods ended June 29, 2024, respectively compared to none in 2025. With the passing of the Inflation Reduction Act of 2022, the federal blender’s credit expired

December 31, 2024 and was replaced by a new clean fuel production tax credit that is recorded as a reduction to cost of sales.

The decrease in operating loss for the three-month period of 2025 compared to 2024 was primarily due to increased sales offset by increased production costs, including higher feedstock costs. The decrease in operating loss for the six-month period of 2025 compared to 2024 primarily reflected more consistent production, partially offset by less income received on production tax credits as compared to the federal blender’s credits. The production tax credit value varies based on the greenhouse gas emissions factor of fuel produced and the value is less than the federal blender’s credit on a per-gallon basis. While management anticipates this segment will be profitable for the remainder of 2025, no assurances can be made as it is difficult to predict market prices for biodiesel, renewable diesel, environmental credits, production tax credits, the cost of feedstock, or production levels for future periods.

Power Segment

	Three Months Ended				Six Months Ended
	June 28,	June 29,	$	%	June 28,	June 29,	$	%
(Millions of dollars)	2025	2024	Change	Change	2025	2024	Change	Change
Net sales	$54	$59	$(5)	(8)%	$107	$107	$—	-%
Operating income	$9	$18	$(9)	(50)%	$16	$25	$(9)	(36)%

Net sales decreased for the three-month period of 2025 compared to 2024 primarily driven by lower power generation due to barge maintenance performed. Sales remained flat for the six-month period of 2025 compared to 2024, as less power generation was offset by higher spot market rates.

Operating income decreased for the three- and six-month periods of 2025 compared to 2024 driven by lower or flat net sales and higher fuel costs due to increases in heavy fuel consumption, which is more expensive than natural gas. While management anticipates this segment will be profitable for the remainder of 2025, no assurances can be made as it is difficult to predict fuel costs or the extent that spot market rates will fluctuate due to fuel costs or other power producers for future periods. While EDM II remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Turkey Segment

	Three Months Ended				Six Months Ended
	June 28,	June 29,	$	%	June 28,	June 29,	$	%
(Millions of dollars)	2025	2024	Change	Change	2025	2024	Change	Change
Income from affiliates	$17	$8	$9	113%	$17	$15	$2	13%

The Turkey segment represents Seaboard’s non-controlling 52.5% investment in Butterball, LLC (“Butterball”) which is accounted for using the equity method. The increase in Butterball’s net income of $17 million for the three-month period of 2025 compared to 2024 was primarily the result of increased volumes of turkey products sold of 11% partially offset by higher production costs of 6% associated with more volumes sold. Net income remained relatively flat for the six-month period of 2025 compared to 2024, primarily driven by 7% higher production costs due to bird health issues combined with increased sales volumes of 8%. Sales prices were not materially different from prior periods. While management anticipates this segment will be profitable for the remainder of 2025, no assurances can be made as it is difficult to predict market prices for turkey products or the cost of production for future periods.

As of June 28, 2025 and December 31, 2024, Butterball had total assets of $1.2 billion and $1.1 billion, respectively. Butterball’s summarized income statement information was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Millions of dollars)	2025	2024	2025	2024
Net sales	$444	$407	$819	$777
Operating income	$31	$18	$28	$34
Net earnings	$31	$14	$31	$29

CRITICAL ACCOUNTING ESTIMATES

The preparation of Seaboard’s condensed consolidated financial statements requires Seaboard to make estimates, judgments and assumptions. A summary of significant accounting policies and critical accounting estimates is included in Seaboard’s 2024 10-K. Other than the update to significant accounting policies discussed in Note 1 to the condensed consolidated financial statements, there were no other changes to significant accounting policies or critical accounting estimates during the six months ended June 28, 2025.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 28, 2025. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except for the update to the risk factor set forth below, there have been no material changes in the risk factors as previously disclosed in Seaboard’s 2024 10-K.

Operational Risks

(1)	Changes in and Uncertainty of U.S. Trade Policy and the Impact of Any Tariffs, Trade Sanctions or Similar Government Actions Could Adversely Impact Seaboard’s Business. The U.S. recently instituted certain changes, and proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., and other government regulations affecting trade between the U.S. and other countries where Seaboard conducts business. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, or countermeasures imposed in response to such government actions, have and could further i) reduce Seaboard’s ability to sell products in certain geographical markets or worst-case globally, ii) increase the costs for Seaboard’s imported materials and equipment, or iii) lower overall revenues and margins, any of which could have a material adverse impact on Seaboard’s business and financial condition. Specifically, certain previously exported products for Seaboard Foods may have to be rendered in the U.S. if other markets cannot be identified, which would negatively impact margins further. Changes in tariffs and trade restrictions can be, and have been, announced with little or no advance notice, and are difficult to predict, which makes the associated risks difficult to anticipate and mitigate, if even possible. If Seaboard is unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on Seaboard’s business and financial condition. Furthermore, sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners could result in a global economic slowdown and long-term changes to global trade.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning any purchases made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Securities and Exchange Commission) of Shares during the second quarter of the fiscal year covered by this report.

Issuer Purchases of Equity Securities
				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that May
			Purchased as Part	Yet Be Purchased
	Total Number		of Publicly	Under the Plans
	of Shares	Average Price	Announced Plans	or Programs (1)
Period	Purchased (1)	Paid per Share (2)	or Programs (1)	(in millions)
March 30, 2025 to April 30, 2025	—	$—	—	$100
May 1, 2025 to May 31, 2025	1,786	2,660	1,786	95
June 1, 2025 to June 28, 2025	6,793	2,819	6,793	76
Total	8,579		8,579
(1)	On May 21, 2025, Seaboard announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of Shares through December 31, 2027, unless extended or earlier terminated. All purchases during the quarter were made pursuant to this share repurchase program. See Note 6 to the condensed consolidated financial statements for further discussion of the program.
(2)	Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.

Item 5.  Other Information

During the three months ended June 28, 2025, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended June 28, 2025 otherwise reportable under this Item 5.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Amendment No. 1 to the Seaboard Corporation Pension Plan dated June 11, 2025.
10.2*	Amendment No. 2 to the Seaboard Marine Pension Plan dated June 11, 2025.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement.

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, renewable diesel, biodiesel and related environmental credits, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and expected changes in tax laws and effects thereof; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiii) adverse results in pending or future litigation matters; (xiv) Seaboard’s ability to realize deferred tax assets or the need to record valuation allowances in future periods; (xv) expectations regarding future regulatory developments or other matters and whether such matters will or will not have a material adverse effect on Seaboard’s results of operations, business or financial condition, including any preliminary estimates of such effects; (xvi) Seaboard’s ability to trade with foreign customers and operate abroad and the impacts of trade restrictions, tariffs and similar government actions; (xvii) Seaboard’s share repurchase program; or (xviii) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. Such factors include risks associated with international operations, including the ongoing conflict between Russia and Ukraine and tensions in the Middle East, deterioration of economic conditions, interest rate fluctuations, inflation, systemic pressures in the banking industry, including potential disruptions in credit markets, supply chain and labor market disruptions, stock price fluctuations, decentralization of operations, investments in non-consolidated affiliates, inherent uncertainties in the determination of the valuation allowance on deferred income tax assets, cyber-attacks and cybersecurity breaches, the food industry, health risks to animals, fluctuations in commodity prices, increases in costs of purchases, difficulties in obtaining and retaining appropriate personnel, the loss or closure of principal properties, disruptions of operations of suppliers and co-packers, ocean transportation, fluctuations in fuel costs, general risks of litigation, compliance with complex rules and regulations, including stringent environmental regulation and measures to address climate change, risks associated with trade restrictions, tariffs and similar government actions, changes in tax laws, and specific risks relating to Seaboard’s segments. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s latest annual report on Form 10-K, as supplemented by the information included under the caption “Risk Factors” in this quarterly report on Form 10-Q, describes these factors and identifies other important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seaboard Corporation
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin
Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: July 29, 2025

by:	/s/ Barbara M. Smith
Barbara M. Smith
Vice President, Corporate Controller

(principal accounting officer)

Date: July 29, 2025