Form 10-Q
period 2025-09-27
SEABOARD CORP /DE/
filed 2025-10-28
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

There were 957,951 shares of common stock, $1.00 par value per share, outstanding on October 21, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(Millions of dollars except share and per share amounts)	2025	2024	2025	2024
Net sales:
Products (includes sales to affiliates of $315, $278, $895 and $892)	$2,066	$1,805	$5,922	$5,399
Services (includes sales to affiliates of $9, $9, $29 and $28)	401	344	1,234	1,042
Other	73	69	180	177
Total net sales	2,540	2,218	7,336	6,618
Cost of sales and operating expenses:
Products	1,956	1,731	5,711	5,251
Services	341	305	992	891
Other	45	45	131	123
Total cost of sales and operating expenses	2,342	2,081	6,834	6,265
Gross income	198	137	502	353
Selling, general and administrative expenses	114	105	328	311
Operating income	84	32	174	42
Interest expense	(21)	(21)	(49)	(50)
Income from affiliates	39	17	81	59
Other income, net	23	13	71	59
Earnings before income taxes	125	41	277	110
Income tax expense	(15)	(190)	(31)	(176)
Net earnings (loss)	$110	$(149)	$246	$(66)
Less: Net earnings attributable to noncontrolling interests	(1)	—	(3)	—
Net earnings (loss) attributable to Seaboard	$109	$(149)	$243	$(66)

Earnings (loss) per common share	$113.71	$(153.44)	$251.47	$(67.97)
Average number of shares outstanding	958,618	971,055	966,315	971,055

Other comprehensive income, net of income tax expense:
Foreign currency translation adjustment	23	3	23	1
Unrecognized pension benefit (cost)	(1)	1	(1)	3
Other comprehensive income, net of tax	$22	$4	$22	$4
Comprehensive income (loss)	132	(145)	268	(62)
Less: Comprehensive income attributable to noncontrolling interests	(1)	—	(3)	—
Comprehensive income (loss) attributable to Seaboard	$131	$(145)	$265	$(62)

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 27,	December 31,
(Millions of dollars except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$205	$98
Short-term investments	1,039	1,075
Receivables:
Trade	641	569
Due from affiliates	86	87
Other (includes $0 and $5 due from affiliates)	123	166
Total receivables	850	822
Allowance for credit losses	(40)	(31)
Receivables, net	810	791
Inventories	1,379	1,408
Other current assets	124	146
Total current assets	3,557	3,518
Property, plant and equipment, net of accumulated depreciation of $2,324 and $2,162	2,766	2,560
Operating lease right-of-use assets, net	385	382
Investments in and advances to affiliates	766	738
Goodwill	168	164
Deferred tax asset	3	69
Other non-current assets (includes $6 and $1 due from affiliates)	314	234
Total assets	$7,959	$7,665
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$513	$314
Accounts payable (includes $32 and $31 due to affiliates)	319	418
Deferred revenue (includes $12 and $17 due to affiliates)	51	83
Operating lease liabilities	123	134
Other current liabilities	451	458
Total current liabilities	1,457	1,407
Long-term debt, less current maturities	982	987
Long-term operating lease liabilities	290	276
Accrued pension liability	72	67
Deferred tax liability	39	32
Other non-current liabilities	148	147
Total liabilities	2,988	2,916
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. 1,250,000 shares authorized; 957,951 and 971,055 shares issued and outstanding, respectively	1	1
Accumulated other comprehensive loss	(354)	(376)
Retained earnings	5,303	5,104
Total Seaboard stockholders’ equity	4,950	4,729
Noncontrolling interests	21	20
Total equity	4,971	4,749
Total liabilities and stockholders’ equity	$7,959	$7,665

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2023	$1	$(410)	$5,025	$18	$4,634
Comprehensive income:
Net earnings	—	—	22	—	22
Other comprehensive income, net of tax	—	—	—	—	—
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 30, 2024	$1	$(410)	$5,045	$18	$4,654
Comprehensive income:
Net earnings	—	—	61	—	61
Other comprehensive income, net of tax	—	—	—	—	—
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 29, 2024	$1	$(410)	$5,104	$18	$4,713
Comprehensive loss:
Net loss	—	—	(149)	—	(149)
Other comprehensive income, net of tax	—	4	—	—	4
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, September 28, 2024	$1	$(406)	$4,953	$18	$4,566

Balances, December 31, 2024	$1	$(376)	$5,104	$20	$4,749
Comprehensive income:
Net earnings	—	—	32	—	32
Other comprehensive loss, net of tax	—	(14)	—	—	(14)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 29, 2025	$1	$(390)	$5,134	$20	$4,765
Comprehensive income:
Net earnings	—	—	102	2	104
Other comprehensive income, net of tax	—	14	—	—	14
Distributions to noncontrolling interest	—	—	—	(2)	(2)
Repurchase of common stock	—	—	(24)	—	(24)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 28, 2025	$1	$(376)	$5,210	$20	$4,855
Comprehensive income:
Net earnings	—	—	109	1	110
Other comprehensive income, net of tax	—	22	—	—	22
Repurchase of common stock	—	—	(14)	—	(14)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, September 27, 2025	$1	$(354)	$5,303	$21	$4,971

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 27,	September 28,
(Millions of dollars)	2025	2024
Operating activities:
Net earnings (loss)	$246	$(66)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	236	215
Deferred income taxes	73	164
Income from affiliates	(81)	(59)
Dividends received from affiliates	58	51
Investment gains, net	(32)	(29)
Other, net	10	3
Changes in assets and liabilities:
Receivables, net of allowance for credit losses	(30)	(67)
Inventories	35	110
Other assets	12	(10)
Accounts payable	(101)	(74)
Other liabilities, exclusive of debt	(46)	(19)
Net cash from operating activities	380	219
Investing activities:
Purchase of short-term investments	(1,167)	(1,030)
Proceeds from the sale of short-term investments	1,196	1,048
Proceeds from the maturity of short-term investments	39	14
Capital expenditures	(427)	(373)
Proceeds from the sale of property, plant and equipment	26	23
Proceeds from the sale of non-consolidated affiliates	4	13
Purchase of long-term investments	(72)	(6)
Other, net	—	(10)
Net cash used in investing activities	(401)	(321)
Financing activities:
Uncommitted lines of credit, net	199	103
Draws under committed lines of credit	809	998
Repayments of committed lines of credit	(809)	(928)
Proceeds from payable to affiliate	—	29
Principal payments of long-term debt	(6)	(5)
Finance lease payments	(29)	(38)
Repurchase of common stock	(38)	—
Dividends paid	(6)	(6)
Other, net	(3)	(1)
Net cash from financing activities	117	152
Effect of exchange rate changes on cash and cash equivalents	11	—
Net change in cash and cash equivalents	107	50
Cash and cash equivalents at beginning of year	98	56
Cash and cash equivalents at end of period	$205	$106

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

Related-Party Transactions

Seaboard has investments in non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $17 million and $16 million for the three months ended September 27, 2025 and September 28, 2024, respectively, and $52 million and $48 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Other Income, Net

The components of other income, net on the condensed consolidated statements of comprehensive income for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(Millions of dollars)	2025	2024	2025	2024
Interest and dividend income	$19	$16	$54	$52
Investment gains, net	7	6	32	29
Foreign currency losses, net	(4)	(9)	(14)	(21)
Miscellaneous, net	1	—	(1)	(1)
Total other income, net	$23	$13	$71	$59

Supplemental Cash Flow Information

Non-cash activities for the nine months ended September 27, 2025 and September 28, 2024, included capital expenditures of less than $1 million and $12 million, respectively, that were in accounts payable. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 27,	September 28,
(Millions of dollars)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125	$137
Operating cash flows from finance leases	3	4
Financing cash flows from finance leases	29	38
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$114	$94
Finance leases	43	1

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 27, 2025, Seaboard sold the majority of its 2024 transferable federal investment tax credits for total proceeds of $77 million, which is included within deferred income taxes in the condensed consolidated statement of cash flows.

Inventories

With the passage of the U.S. Inflation Reduction Act of 2022, the federal blender’s tax credit was replaced by a new clean fuel production tax credit on January 1, 2025. Analogizing to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, Seaboard elects to recognize these production tax credits in inventories, with an offset to cost of sales, when the economic benefit of the credit is deemed probable. The production tax credits are carried at estimated fair value per the U.S. government model, net of a discount upon expected sale.

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 27, 2025 was related to foreign currency translation of $4 million within the Commodity Trading and Milling (“CT&M”) segment.

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

In November 2024, the FASB issued guidance that requires disclosure of incremental income statement expense information on an annual and interim basis, primarily through additional expense disclosures including disaggregation of specific expense categories including, but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. Prospective application is required, and retrospective application is permitted. Seaboard will adopt this guidance for the annual reporting period beginning on January 1, 2027, and interim periods within the annual year beginning on January 1, 2028. Seaboard is evaluating the impact this guidance will have on its disclosures.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	September 27,	December 31,
(Millions of dollars)	2025	2024
Domestic equity securities	$245	$205
Foreign equity securities	121	98
Domestic debt securities	509	635
Foreign debt securities	90	102
Money market funds held in trading accounts	74	28
Other trading securities	—	7
Total trading short-term investments	$1,039	$1,075

The unrealized gains related to trading securities still held at the end of the respective reporting periods were $15 million and $36 million for the three- and nine-month periods ended September 27, 2025, respectively, and $27 million and $44 million for the three- and nine-month periods ended September 28, 2024, respectively.

Seaboard had $40 million of short-term investments denominated in foreign currencies as of both September 27, 2025 and December 31, 2024.

As of September 27, 2025 and December 31, 2024, Seaboard had long-term investments of $203 million and $141 million, respectively, classified in other non-current assets on the condensed consolidated balance sheets. During the second quarter of 2025, Seaboard invested $50 million in an investment company that owns corporate debt securities. The investment is

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

measured using Net Asset Value (“NAV”) as a practical expedient. See Note 5 to the condensed consolidated financial statements for further discussion. The other long-term investments are primarily in real estate and are accounted for under the equity method of accounting.

Note 3 – Inventories

The following is a summary of inventories:

	September 27,	December 31,
(Millions of dollars)	2025	2024
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$435	$473
Pork products and materials	55	66
Grains, oilseeds and other commodities	333	367
Biofuels and related credits	277	221
Other	84	64
Total inventories at lower of FIFO cost and NRV	1,184	1,191
Grain, flour and feed at lower of weighted average cost and NRV	195	217
Total inventories	$1,379	$1,408

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of September 27, 2025, the outstanding balances under committed and uncommitted lines of credit were $175 million and $338 million, respectively. Of the total outstanding balance as of September 27, 2025, $192 million was denominated in foreign currencies with $117 million in euro, $58 million in South African rand and the remaining in various other currencies. As of December 31, 2024, the outstanding balances under committed and uncommitted lines of credit were $175 million and $139 million, respectively. Of the total outstanding balance as of December 31, 2024, $83 million was denominated in foreign currencies, with $62 million in South African rand and the remaining in various other currencies. The weighted average interest rate for outstanding lines of credit was 5.03% and 6.47% as of September 27, 2025 and December 31, 2024, respectively. Seaboard has an uncommitted line of credit agreement with up to $100 million of borrowing availability that is secured by certain eligible accounts receivable. There were no borrowings outstanding under this uncommitted line as of September 27, 2025.

In March 2025, Seaboard amended its committed line of credit agreement. The amendment decreased the amount available under the facility from $450 million to $300 million and extended the maturity date of the facility to March 23, 2026. This line of credit is secured by certain short-term investments and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable spread.

Long-Term Debt

The following is a summary of long-term debt:

	September 27,	December 31,
(Millions of dollars)	2025	2024
Term Loan due 2033	$958	$963
Foreign subsidiary obligations	1	1
Other long-term debt	37	38
Total debt at face value	996	1,002
Current maturities and unamortized costs	(14)	(15)
Long-term debt, less current maturities and unamortized costs	$982	$987

The Term Loan due 2033 credit agreement provides for quarterly payments on the $975 million original principal balance, with the balance due on November 10, 2033, the maturity date. The interest rate was 5.87% and 6.08% as of September 27, 2025 and December 31, 2024, respectively. Seaboard was in compliance with all financial and other restrictive debt covenants under this credit agreement as of September 27, 2025.

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Seaboard has made appropriate and adequate accruals for loss contingencies where necessary as of September 27, 2025. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On June 12, 2023, Seaboard Foods entered into a settlement agreement with the putative direct purchaser plaintiff class (the “DPP Class”). The settlement with the DPP Class does not cover the claims of (a) “direct action” plaintiffs (“DPPs”) that opted-out of Seaboard’s settlement with the DPP Class and are continuing direct actions; (b) other direct purchasers that opted-out of the settlement (“Other Opt-Outs”) and may in the future file actions against Seaboard; (c) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”); or (d) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”). Subsequent to the settlement with the DPP Class, Seaboard settled with some of the DPPs and Other Opt-Outs. Seaboard continues to litigate against the DPPs it has not settled with, but Seaboard will consider additional reasonable settlements where they are available. On June 18, 2024 and June 20, 2024, Seaboard Foods entered into settlement agreements with the CIIP Class and the EUCP Class. The settlement with the EUCP Class remains subject to court approval. Seaboard Foods entered into settlement agreements with the state of Alaska on August 7, 2024, the Commonwealth of Puerto Rico on January 2, 2025 and the State of New Mexico on September 26, 2025. Seaboard believes that these settlements were in the best interests of Seaboard and its stakeholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation.

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

On April 27, 2018, the Trustee filed an additional suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation, SOL, Seaboard Uruguay, all directors of Cereoil, including two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard (collectively, the “Cereoil Defendants”). The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Cereoil’s insolvency and should be ordered to pay all liabilities of Cereoil, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $50 million and assets of approximately $30 million. Based on the information received from the Trustee on the administration of the case and the liquidation of assets, as of September 27, 2025, the U.S. dollar equivalent of liabilities was estimated to be approximately $45 million, and the liquidation value of the remaining assets is negligible. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other Cereoil Defendants could be ordered to pay the liabilities of Cereoil, net of any amounts received from the liquidation of Cereoil’s assets, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses. Any award in this case should be reduced by the amount of any award in the Clawback Action described above that is paid to Cereoil.

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

On May 15, 2018, the Trustee for Nolston S.A. (“Nolston”) filed a suit in the Bankruptcy Court of First Instance in Uruguay that was served during the second quarter of 2018, naming as parties Seaboard Corporation and the other Cereoil Defendants. Seaboard has a 45% indirect ownership of Nolston. The Trustee contends that the Cereoil Defendants acted with willful misconduct to cause Nolston’s insolvency and should be ordered to pay all liabilities of Nolston, net of assets. The bankruptcy filing listed the U.S. dollar equivalent of liabilities of approximately $29 million and assets of approximately $15 million. Based on the administration of the case which resulted in duplicative claims made in the

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Cereoil case and the liquidation of assets, as of September 27, 2025, the U.S. dollar equivalent of liabilities was estimated to be approximately $1 million, and there are no remaining assets with any value. Seaboard believes that it has meritorious defenses to the claims alleged in this matter and intends to vigorously defend this matter. In the event of an adverse ruling, Seaboard Corporation and the other defendants could be ordered to pay the liabilities of Nolston, and could be ordered to pay an inflation adjustment, interest, the Trustee’s fees and other expenses.

Commitments

During the third quarter of 2025, the Power segment entered into an agreement to construct a 150-megawatt power-generating barge for operation in the Dominican Republic, expected to commence in 2028. The total estimated cost of the barge is approximately $315 million, with installment payments due based on milestones achieved. This segment also entered into a natural gas supply contract to fuel the new barge. The total fuel purchase commitment over the 10-year contract term beginning in 2028 is approximately $1.3 billion, based on market prices as of September 27, 2025, for the variable price component. There were no other material changes to the purchase commitments disclosed in Seaboard’s 2024 10-K.

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

	September 27,
(Millions of dollars)	2025	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$245	$245	$—	$—
Foreign equity securities	121	121	—	—
Domestic debt securities	509	14	495	—
Foreign debt securities	90	7	83	—
Money market funds held in trading accounts	74	74	—	—
Trading securities – other current assets	15	15	—	—
Derivatives	18	16	2	—
Total assets	$1,072	$492	$580	$—
Liabilities:
Derivatives	$17	$16	$1	$—
Total liabilities	$17	$16	$1	$—

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31,
(Millions of dollars)	2024	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$205	$205	$—	$—
Foreign equity securities	98	98	—	—
Domestic debt securities	635	158	477	—
Foreign debt securities	102	11	91	—
Money market funds held in trading accounts	28	28	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	17	17	—	—
Derivatives	30	17	13	—
Total assets	$1,122	$534	$588	$—
Liabilities:
Derivatives	$5	$5	$—	$—
Total liabilities	$5	$5	$—	$—

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

Seaboard has an investment in a company that owns corporate debt securities subject to certain redemption restrictions until December 2026. Due to the lack of readily available market prices, this investment is measured using NAV as a practical expedient, and accordingly, is not classified in the fair value hierarchy table above. The NAV of this investment, based on the market value of the debt securities in the portfolio, was $51 million as of September 27, 2025.

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

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		September 27,	December 31,
(Millions)	Metric	2025	2024
Commodities:
Grain	Bushels	33	33
Hogs and pork products	Pounds	11	134
Soybean oil	Pounds	19	3
Soybean meal	Tons	1	1
Sugar	Pounds	22	—
Foreign currencies	U.S. dollar	82	334

Credit risks associated with these derivative contracts are not significant because Seaboard minimizes counterparty exposure by dealing with credit-worthy counterparties and using margin accounts for some commodity contracts. As of September 27, 2025, the maximum amount of credit risk related to foreign currency contracts, had the counterparties failed to perform according to the terms of the contract, was $1 million.

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		September 27,	December 31,		September 27,	December 31,
(Millions of dollars)		2025	2024		2025	2024
Commodities	Other current assets	$17	$17	Other current liabilities	$16	$5
Foreign currencies	Other current assets	1	13	Other current liabilities	1	—

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of September 27, 2025 and December 31, 2024, the commodity derivatives had a margin account balance of $28 million and $23 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $29 million and $35 million, respectively.

The following table provides the amount of gain (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Nine Months Ended
		September 27,	September 28,	September 27,	September 28,
(Millions of dollars)		2025	2024	2025	2024
Commodities	Cost of sales	$3	$3	$(11)	$(52)
Foreign currencies	Cost of sales	1	11	(7)	15
Foreign currencies	Other income, net	1	(9)	(12)	(4)

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

During the second quarter of 2025, Seaboard’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of its outstanding shares of common stock (“Shares”) through December 31, 2027, unless extended or earlier terminated. Under the share repurchase program, Seaboard is authorized to repurchase Shares from time-to-time in the open-market, through block trades, in privately negotiated purchases, pursuant to a trading plan, or by other means, in accordance with federal securities laws and other applicable laws. The timing and volume of share repurchases will be determined by management at its discretion and will depend on a number of factors, including constraints specified in any applicable trading plans, the market price of the Shares, general business and market conditions, alternative investment opportunities, Seaboard’s financial condition and applicable legal requirements. The share repurchase program does not obligate Seaboard to acquire a minimum amount of Shares, and the program may be modified, suspended or terminated at any time at Seaboard’s discretion.

Seaboard repurchased 4,525 and 13,104 Shares, and retained earnings decreased $14 million and $38 million as a result of the purchases and related U.S. excise taxes during the three- and nine-month periods ended September 27, 2025, respectively. Shares repurchased were retired and became authorized and unissued shares. As of September 27, 2025, $62 million remained available for repurchase under this program.

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Benefit (Cost)		Total
Balance December 31, 2023	$(404)	$(6)		$(410)
Other comprehensive loss before reclassifications	(2)	—		(2)
Amounts reclassified from AOCL to net earnings	—	2	(a)	2
Other comprehensive income (loss), net of tax	(2)	2		—
Balance March 30, 2024	$(406)	$(4)		$(410)
Other comprehensive income before reclassifications	—	—		—
Amounts reclassified from AOCL to net earnings	—	—		—
Other comprehensive income, net of tax	—	—		—
Balance June 29, 2024	$(406)	$(4)		$(410)
Other comprehensive income before reclassifications	2	1		3
Amounts reclassified from AOCL to net earnings	1	—		1
Other comprehensive income, net of tax	3	1		4
Balance September 28, 2024	$(403)	$(3)		$(406)

Balance December 31, 2024	$(400)	$24		$(376)
Other comprehensive loss before reclassifications	(15)	—		(15)
Amounts reclassified from AOCL to net earnings	—	1	(a)	1
Other comprehensive income (loss), net of tax	(15)	1		(14)
Balance March 29, 2025	$(415)	$25		$(390)
Other comprehensive income before reclassifications	15	—		15
Amounts reclassified from AOCL to net earnings	—	(1)	(a)	(1)
Other comprehensive income (loss), net of tax	15	(1)		14
Balance June 28, 2025	$(400)	$24		$(376)
Other comprehensive income before reclassifications	23	—		23
Amounts reclassified from AOCL to net earnings	—	(1)	(a)	(1)
Other comprehensive income (loss), net of tax	23	(1)		22
Balance September 27, 2025	$(377)	$23		$(354)
(a)	This reclassification adjustment primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost.

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

Seaboard’s Chief Executive Officer serves as the CODM. The CODM assesses performance and makes key operating decisions based on total operating income and income from affiliates. The CODM uses this measure to compare to historical trends and forecasts to assess segment results, allocate capital, make strategic decisions and identify areas of opportunity. Operating income and income from affiliates for segment reporting is prepared on the same basis as that used for consolidated purposes under U.S. GAAP. The CODM does not receive proportionate consolidation information for equity method investments.

The following tables include certain segment information for the three and nine months ended September 27, 2025 and September 28, 2024, and as of September 27, 2025 and December 31, 2024. The significant segment expense categories align with the information regularly provided to the CODM.

	Three Months Ended September 27, 2025
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$516	$1,343	$—	$178	$—		$29	$—	$2,066
Transportation	6	—	375	—	—		1	—	382
Energy	—	—	—	—	69		4	—	73
Other	12	7	—	—	—		—	—	19
Total external net sales	534	1,350	375	178	69		34	—	2,540
Intersegment net sales (a)	10	—	1	—	—		—	(11)	—
Total segment/consolidated net sales	$544	$1,350	$376	$178	$69		$34	$(11)	$2,540
Less significant segment expenses:
Cost of sales	458	1,275	330	211	44		35	(11)	2,342
Selling, general and administrative expenses	28	38	28	4	4		12	—	114
Total segment/consolidated operating income (loss)	$58	$37	$18	$(37)	$21		$(13)	$—	$84
Income from affiliates	7	4	1	—	—	26	1	—	39
Total operating income (loss) and income from affiliates	$65	$41	$19	$(37)	$21	$26	$(12)	$—	$123
Depreciation and amortization expense	$37	$7	$16	$10	$5		$3	$—	$78
Capital expenditures	$29	$10	$93	$3	$27		$5	$—	$167

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 28, 2024
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$477	$1,111	$—	$182	$—		$35	$—	$1,805
Transportation	5	—	324	—	—		—	—	329
Energy	—	—	—	—	66		3	—	69
Other	11	4	—	—	—		—	—	15
Total external net sales	493	1,115	324	182	66		38	—	2,218
Intersegment net sales (a)	9	—	1	—	—		—	(10)	—
Total segment/consolidated net sales	$502	$1,115	$325	$182	$66		$38	$(10)	$2,218
Less significant segment expenses:
Cost of sales	464	1,052	298	201	43		33	(10)	2,081
Selling, general and administrative expenses	26	32	28	5	3		11	—	105
Total segment/consolidated operating income (loss)	$12	$31	$(1)	$(24)	$20		$(6)	$—	$32
Income from affiliates	6	4	1	—	—	6	—	—	17
Total operating income (loss) and income from affiliates	$18	$35	$—	$(24)	$20	$6	$(6)	$—	$49
Depreciation and amortization expense	$33	$6	$14	$12	$6		$2	$—	$73
Capital expenditures	$68	$2	$59	$2	$—		$5	$—	$136

	Nine Months Ended September 27, 2025
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,495	$3,901	$—	$445	$—		$81	$—	$5,922
Transportation	16	—	1,161	—	—		2	—	1,179
Energy	—	—	—	—	176		4	—	180
Other	38	17	—	—	—		—	—	55
Total external net sales	1,549	3,918	1,161	445	176		87	—	7,336
Intersegment net sales (a)	31	—	5	—	—		—	(36)	—
Total segment/consolidated net sales	$1,580	$3,918	$1,166	$445	$176		$87	$(36)	$7,336
Less significant segment expenses:
Cost of sales	1,446	3,723	966	522	127		86	(36)	6,834
Selling, general and administrative expenses	79	110	81	12	12		34	—	328
Total segment/consolidated operating income (loss)	$55	$85	$119	$(89)	$37		$(33)	$—	$174
Income from affiliates	23	11	3	—	—	43	1	—	81
Total operating income (loss) and income from affiliates	$78	$96	$122	$(89)	$37	$43	$(32)	$—	$255
Depreciation and amortization expense	$117	$19	$48	$26	$16		$10	$—	$236
Capital expenditures	$95	$27	$253	$9	$28		$15	$—	$427
Total assets as of Sept. 27, 2025(b)	$2,001	$1,613	$1,242	$683	$329	$394	$1,697	$—	$7,959
Investments in affiliates as of September 27, 2025	$157	$167	$42	$—	$3	$394	$3	$—	$766

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 28, 2024
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,486	$3,423	$—	$387	$—		$103	$—	$5,399
Transportation	12	—	981	—	—		2	—	995
Energy	—	—	—	—	173		4	—	177
Other	34	13	—	—	—		—	—	47
Total external net sales	1,532	3,436	981	387	173		109	—	6,618
Intersegment net sales (a)	28	—	3	—	—		—	(31)	—
Total segment/consolidated net sales	$1,560	$3,436	$984	$387	$173		$109	$(31)	$6,618
Less significant segment expenses:
Cost of sales	1,471	3,255	872	475	118		105	(31)	6,265
Selling, general and administrative expenses	80	98	80	12	10		31	—	311
Total segment/consolidated operating income (loss)	$9	$83	$32	$(100)	$45		$(27)	$—	$42
Income from affiliates	21	14	3	—	—	21	—	—	59
Total operating income (loss) and income from affiliates	$30	$97	$35	$(100)	$45	$21	$(27)	$—	$101
Depreciation and amortization expense	$93	$18	$46	$34	$16		$8	$—	$215
Capital expenditures	$239	$7	$100	$9	$3		$15	$—	$373
Total assets as of December 31, 2024(b)	$2,111	$1,615	$992	$630	$306	$375	$1,636	$—	$7,665
Investments in affiliates as of December 31, 2024	$154	$164	$40	$—	$3	$375	$2	$—	$738
(a)	Intersegment sales in the Pork segment primarily represent the sale of pork fat to the Liquid Fuels segment, which uses it as a feedstock in the renewable diesel and biodiesel production processes. Intersegment sales in the Marine segment primarily represent shipping services provided to the jalapeño pepper processing business. Intercompany transactions are eliminated in consolidation.
(b)	Total assets for the Turkey segment represent Seaboard’s investment in Butterball, LLC. All Other and Corporate’s total assets primarily represent short-term investments held by Corporate; these investments were $1 billion as of both September 27, 2025 and December 31, 2024.

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 – Income Taxes

In July 2025, the U.S. signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA imposed various changes to U.S. federal income tax regulation, including restoring 100% bonus depreciation, removing the requirement to capitalize and amortize domestic research and development expenditures, increasing interest deductibility and reducing certain international deductions. The OBBBA also included certain modifications to the Inflation Reduction Act of 2022, including extending the clean fuel production tax credit from 2027 through 2029. The effective provisions of the OBBBA were reflected in Seaboard’s financial results for the three months ended September 27, 2025, and there was no material impact to income tax expense. International provisions will generally be effective beginning in 2026, and Seaboard continues to evaluate the potential impact of the OBBBA on those provisions to its financial statements.

Seaboard assesses the realizability of its deferred tax assets each reporting period. If it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established and maintained until there is sufficient evidence to support its reversal. Realizability of deferred tax assets is based on the weight of available positive and negative evidence to estimate whether sufficient future taxable income will be generated. As of September 27, 2025, Seaboard’s U.S. operations were in a historical three-year cumulative loss position, which is significant objective negative evidence under U.S. GAAP, specifically Accounting Standards Codification (“ASC”) 740 Income Taxes. Also, ASC 740 generally precludes consideration of expected future earnings in determining whether deferred tax assets are realizable when in a cumulative loss position. Seaboard’s valuation allowance on certain domestic U.S. deferred tax assets could reverse in future periods when positive sufficient evidence is achieved, such as when U.S. operations are in a historical three-year cumulative income position. A reversal would result in a benefit to income taxes and an increase in net income during the applicable period in which the allowance is reversed.

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

As of September 27, 2025, Seaboard had total net working capital of $2.1 billion, which includes $1.2 billion of cash and short-term investments. Of the total cash and short-term investments balance, $158 million was held by foreign subsidiaries. Seaboard considers substantially all foreign profits permanently reinvested in its foreign operations, except for previously-taxed undistributed earnings of Seaboard Marine. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future. Seaboard has not recorded deferred taxes for state or foreign withholding taxes that would result upon repatriation of these funds to the U.S. as determination of the tax is not practical due to the complexity of the multi-jurisdictional tax environment in which Seaboard operates.

The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total Amount
(Millions of dollars)	Available
Short-term uncommitted and committed lines	$1,437
Amounts drawn against lines	(513)
Available borrowing capacity as of September 27, 2025	$924

Available borrowing capacity fluctuates based on changes to the terms of line of credit agreements and draws needed to fund operations. During the first quarter of 2025, Seaboard reduced its borrowing capacity under the committed line of credit from $450 million to $300 million and extended the maturity date to March 23, 2026. See Note 4 to the condensed consolidated financial statements for more discussion. Seaboard will continue to evaluate opportunities to access efficient financing in the markets where it operates, leveraging low-cost funding to support its operations.

Seaboard had long-term debt of $982 million as of September 27, 2025, which included a Term Loan due 2033 of $958 million. Current maturities of long-term debt were $14 million as of September 27, 2025.

Cash Flows

Cash from operating activities was $380 million for the nine months ended September 27, 2025, compared to $219 million in the same period of 2024. The change in operating cash flows was due to an increase in earnings, adjusted for non-cash items, of $147 million and $77 million of proceeds from investment tax credit sales, partially offset by an increase in cash used for working capital of $70 million. The working capital fluctuation was primarily inventory-related due to production tax credits in Seaboard’s Liquid Fuels segment, and to a lesser extent, timing of sales and inventory purchases in Seaboard’s CT&M segment. There have been no sales of production tax credits to monetize this inventory during 2025. The CT&M segment primarily handles large shipments of grain, and the associated timing of deliveries can result in significant working capital fluctuations across periods.

Cash used in investing activities was $401 million for the nine months ended September 27, 2025, compared to $321 million in the same period of 2024. During the nine months ended September 27, 2025, Seaboard invested $427 million in property, plant and equipment, an increase of $54 million from the same period in the prior year. Of the total investment in 2025, $253 million was in the Marine segment, consisting primarily of installment payments on vessels under construction. Five new dual-fueled vessels were completed and delivered during the first nine months of 2025, and the last of the original eight ordered vessels is expected to be delivered during the fourth quarter of 2025. In August 2025, Seaboard Marine entered into an agreement to build a ninth new vessel at approximately $75 million. The new dual-fueled vessels bring greater fuel efficiency, increased tonnage capacity and a host of other advantages to the Marine segment’s fleet and create a better overall fleet balance of owned and chartered vessels. Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities. More cash proceeds from sale of investments partially funded increased cash used for long-term investments of $66 million, including $50 million in a company that owns corporate debt securities discussed in Note 2 to the condensed consolidated financial statements.

Cash from financing activities was $117 million for the nine months of 2025, compared to $152 million in the same period of 2024. Cash flows from financing activities primarily include draws and repayments under committed and uncommitted revolving facilities held with financial institutions across multiple jurisdictions and currencies. The daily needs for working capital primarily influence changes in Seaboard’s borrowing balances. During the second quarter of 2025, Seaboard’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of its Shares. As of September 27, 2025, Seaboard had repurchased $38 million of Shares. The share repurchase program does not obligate Seaboard to acquire a minimum amount of Shares, and Seaboard cannot predict when, or if, it will repurchase any Shares or the amount of any such repurchases.

Capital Expenditures

For the remainder of 2025, management has budgeted capital expenditures totaling approximately $170 million. The planned expenditures primarily include Marine segment installment payments on vessels under construction and various Pork segment investments. Management anticipates paying for these capital expenditures from a combination of available cash, use of available short-term investments and Seaboard’s available borrowing capacity.

Future Contractual Obligations

In the third quarter of 2025, the Power segment entered into an agreement to construct another power-generating barge for operation in the Dominican Republic that is expected to commence operations in 2028. The total cost estimate of this capital project is approximately $315 million, with installment payments due based on milestones achieved. A related fuel agreement was also signed during the third quarter with an estimated $1.3 billion commitment over the 10-year contract term beginning in 2028. There were no other material updates to Seaboard’s obligations as discussed in the 2024 10-K.

RESULTS OF OPERATIONS

Seaboard’s operations are heavily commodity-driven and financial performance for certain subsidiaries is cyclical based on respective global commodity markets and trends in economic activity. During 2025, the U.S. government imposed tariffs and trade restrictions on certain goods from some foreign jurisdictions, and in response to these actions, some countries imposed retaliatory tariffs on certain goods produced in the U.S. The impact of tariffs has not been material to Seaboard’s 2025 results; however, Seaboard continues to monitor the current uncertainties with tariffs. Seaboard cannot be certain of the outcome, which could indirectly or directly adversely impact its future financial condition and results of operations. See Item 1A. Risk Factors for further discussion of risks associated with tariffs.

Net Sales

Net sales increased $322 million and $718 million for the three- and nine-month periods of 2025, respectively, compared to the same periods in 2024. The increase for the three-month period primarily reflected higher CT&M segment sales of $235 million due to higher volumes of commodities sold, Marine segment sales of $51 million driven by higher cargo volumes and freight rates, and Pork segment sales of $41 million attributable to higher selling prices on pork products. The increase for the nine-month period primarily reflected higher CT&M segment sales of $482 million driven by higher volumes of commodities sold and Marine segment sales of $180 million due to higher cargo volumes and freight rates. See the net sales discussion by reportable segment below for more details.

Operating Income

Operating income increased $52 million and $132 million for the three- and nine-month periods of 2025, respectively, compared to the same periods in 2024. The three-month period primarily reflected increases in operating income of $46 million in the Pork segment due to higher margins of pork products and market hogs sold. The nine-month period primarily reflected an increase in operating income of $87 million in the Marine segment due to higher voyage revenue and $46 million in the Pork segment attributable to higher third-quarter margins on pork products and market hogs sold. See the operating income discussion by reportable segment below for more details.

Income Tax Expense

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusts for discrete items recorded during the period. The effective tax rate for the three- and nine-month periods of 2025 decreased compared to the same periods of 2024 primarily as a result of the $176 million valuation allowance adjustment that was recorded last year, partially offset by a decrease in the amount of investment tax credits generated due to less qualifying capital expenditure projects and the impact of incremental Pillar Two taxes. During the third quarter of 2024, Seaboard established a valuation allowance against its U.S. deferred tax asset balances as Seaboard’s U.S. operations were in a historical three-year cumulative loss position. Additional countries in which Seaboard has material operations, including the Isle of Man and The Bahamas, adopted Pillar Two rules effective in 2025. These jurisdictions had effective tax rates that were lower than 15% prior to implementing the new rules. Seaboard will continue to monitor legislative developments related to Pillar Two in the countries in which it operates and the potential impact on future results. The effective provisions of the OBBBA were reflected in Seaboard’s financial results for the three months ended September 27, 2025, and there was no material impact to income tax expense.

The valuation allowance on certain U.S. deferred tax assets discussed above may reverse in the near future based upon forecasted financial results that could affect the realization of the deferred tax assets. An adjustment to reverse the valuation allowance would materially impact Seaboard’s income tax expense and effective tax rate. Given the inherent uncertainty involved with forecasts, there can be no assurance as to the timing or amount of the reversal, if any. See Note 8 to the condensed consolidated financial statements for further discussion of the valuation allowance.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income (loss) by reportable segment to consolidated net sales and consolidated operating income, respectively.

Pork Segment

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	$	Sept. 27,	Sept. 28,	$
(Millions of dollars)	2025	2024	Change	2025	2024	Change
Net sales	$534	$493	$41	$1,549	$1,532	$17
Operating income	$58	$12	$46	$55	$9	$46
Income from affiliates	$7	$6	$1	$23	$21	$2

Net sales for the three-month period of 2025 compared to 2024 increased $60 million due to higher prices for pork products and market hogs sold, partially offset by lower volumes of pork products and market hogs sold, which decreased sales $17 million. Net sales for the nine-month period of 2025 compared to 2024 increased $97 million due to higher prices for pork products and market hogs sold, partially offset by lower volumes of market hogs and pork products sold, which decreased sales $79 million. Lower sales volumes were primarily due to the availability of hogs and timing of deliveries to the processing plants.

The increase in operating income for the three-month period of 2025 compared to 2024 reflected higher margins on pork products and market hogs sold, primarily due to higher selling prices and lower feed costs of $33 million. Operating income for the nine-month period of 2025 compared to 2024 is largely attributable to third quarter results, as operating income was flat for the first half of 2025 compared to 2024. During the first half of 2025, higher margins on pork products and market hogs sold primarily due to higher selling prices and lower feed costs of $94 million were offset by a decrease in favorable adjustments to the lower of cost and net realizable value (“LCNRV”) inventory reserve in 2024 with no adjustments in 2025, and an increase in legal claims expense. With improved pork prices and lower grain commodity costs, the LCNRV inventory reserve decreased $42 million during the first half of 2024 and has not been needed since. While management anticipates the Pork segment will be profitable for the remainder of 2025, no assurances can be made as it is difficult to predict market prices for pork products, the cost of production or third-party hogs and the impact of tariffs for future periods.

CT&M Segment

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	$	Sept. 27,	Sept. 28,	$
(Millions of dollars)	2025	2024	Change	2025	2024	Change
Net sales	$1,350	$1,115	$235	$3,918	$3,436	$482
Operating income	$37	$31	$6	$85	$83	$2
Income from affiliates	$4	$4	$—	$11	$14	$(3)

Net sales increased for the three- and nine-month periods of 2025 compared to 2024, primarily due to higher volumes of commodities sold, which increased sales $265 million and $768 million, respectively, partially offset by lower average sales prices on certain commodities, which decreased sales $30 million and $286 million, respectively. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income increased for the three- and nine-month periods of 2025 compared to 2024, primarily due to decreases of $11 million and $29 million, respectively, in mark-to-market losses on derivative contracts, which continue to fluctuate until final delivery of product, partially offset by lower margins on certain commodities sold. While management anticipates positive operating income, excluding the effects of mark-to-market adjustments, for this segment for the remainder of 2025, no assurances can be made as it is difficult to predict worldwide commodity price fluctuations and the uncertain political and economic conditions in the countries in which this segment operates.

Marine Segment

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	$	Sept. 27,	Sept. 28,	$
(Millions of dollars)	2025	2024	Change	2025	2024	Change
Net sales	$375	$324	$51	$1,161	$981	$180
Operating income (loss)	$18	$(1)	$19	$119	$32	$87

The increase in net sales for the three- and nine-month periods of 2025 compared to 2024 was primarily due to higher freight rates and cargo volumes. The increase in average freight rates was driven by various freight rate increases and a more favorable mix of cargo types. Cargo volumes increased 4% and 8% for the three- and nine-month periods of 2025 compared to 2024, respectively.

The increase in operating income for the three- and nine-month periods of 2025 compared to 2024 was primarily the result of higher voyage revenue, partially offset by higher voyage-related costs, such as stevedoring and slot costs, which are primarily driven by higher cargo volumes. Many of this segment’s costs are variable in nature and the overall expense amounts will fluctuate as volumes increase or decrease. While management anticipates this segment will be profitable for the remainder of 2025, no assurances can be made as it is difficult to predict changes in cargo volumes, cargo rates, fuel costs or other voyage costs for future periods.

Liquid Fuels Segment

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	$	Sept. 27,	Sept. 28,	$
(Millions of dollars)	2025	2024	Change	2025	2024	Change
Net sales	$178	$182	$(4)	$445	$387	$58
Operating loss	$(37)	$(24)	$(13)	$(89)	$(100)	$11

The decrease in net sales for the three-month period of 2025 compared to 2024 was primarily due to the expiration of the federal blender’s tax credit as of December 31, 2024, as $41 million of credits were recognized during the three-month period of 2024 compared to none in 2025. This decrease was partially offset by increases in environmental credit sales of $36 million, which was primarily due to higher prices on RINs and LCFS credits. Fuel sales were relatively flat with higher prices that increased sales $20 million, offset by lower volumes that decreased sales $19 million. With the passage of the Inflation Reduction Act of 2022, the expired federal blender’s tax credit was replaced by a new clean fuel production tax credit that is recorded as a reduction to cost of sales. The increase in net sales for the nine-month period of 2025 compared to 2024 was driven by increases in fuel and environmental credit sales, partially offset by the expiration of the federal blender’s tax credit, as $88 million of credits were recognized during the nine-month period of 2024 compared to none in 2025. Higher prices and volumes of fuel sold increased sales $51 million and $21 million, respectively, for the nine-month period of 2025 compared to 2024. Higher volumes and prices of environmental credits sold increased sales $39 million and $35 million, respectively. The increase in volume of fuel and credits primarily related to renewable diesel sales as the renewable diesel plant was not operational for approximately four months during the first half of 2024 due to repairs as compared to regularly scheduled maintenance performed during June 2025.

The increase in operating loss for the three-month period of 2025 compared to 2024 was primarily due to lower income recognized from the production tax credits as compared to the federal blender’s tax credits and 10% higher feedstock costs, partially offset by higher environmental credit revenue. The production tax credit for the three-month period in 2025 accounted for 40% of the total income generated by federal blender’s tax credits in the same three-month period in 2024, inclusive of volume fluctuations. The production tax credit value varies based on the greenhouse gas emissions factor of fuel produced. The decrease in operating loss for the nine-month period of 2025 compared to 2024 primarily reflected more consistent production and higher market prices for fuel and environmental credits, partially offset by less income recognized from production tax credits and 20% higher feedstock costs. Production tax credit income for the nine-month period in 2025 accounted for 54% of the total income generated by federal blender’s tax credits in the same nine-month period in 2024, inclusive of volume fluctuations. Based on current market conditions, management is uncertain whether this segment will be profitable for the remainder of 2025, and no assurances can be made as it is difficult to predict market prices for biodiesel, renewable diesel, environmental credits, production tax credits, the cost of feedstock, or production levels for future periods.

Power Segment

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	$	Sept. 27,	Sept. 28,	$
(Millions of dollars)	2025	2024	Change	2025	2024	Change
Net sales	$69	$66	$3	$176	$173	$3
Operating income	$21	$20	$1	$37	$45	$(8)

Net sales increased slightly for both the three- and nine-month periods of 2025 compared to 2024, reflecting fairly stable power generation and limited impact from fluctuations in spot market rates.

Operating income increased slightly for the three-month period and decreased for the nine-month period of 2025 compared to 2024. The year-to-date decline was driven primarily by higher fuel costs of $11 million due to increases in consumption of heavy fuel oil, which is more expensive than natural gas, partially offset by less maintenance costs of $3 million. While management anticipates this segment will be profitable for the remainder of 2025, no assurances can be made as it is difficult to predict fuel costs or the extent that spot market rates will fluctuate due to fuel costs or other power producers for future periods. While EDM II, the oldest barge placed in service in 2012, remains in operation in the Dominican Republic, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation.

Turkey Segment

	Three Months Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	$	Sept. 27,	Sept. 28,	$
(Millions of dollars)	2025	2024	Change	2025	2024	Change
Income from affiliates	$26	$6	$20	$43	$21	$22

The Turkey segment represents Seaboard’s non-controlling 52.5% investment in Butterball, LLC (“Butterball”) which is accounted for using the equity method. The increase in Butterball’s net income of $40 million for the three-month period of 2025 compared to 2024 was primarily the result of increased sales attributable to 13% higher volumes and 4% higher prices of turkey products sold, combined with lower costs per pound of 4% primarily due to lower feed costs and improved bird health. Net income for the nine-month period of 2025 compared to 2024 was largely due to third quarter results as the first half of 2025 remained relatively flat, primarily driven by 7% higher production costs due to bird health issues offset by increased sales volumes of 8%, as sales prices were not materially different from prior periods. While management anticipates this segment will be profitable for the remainder of 2025, no assurances can be made as it is difficult to predict market prices for turkey products, the cost of production for future periods and impacts from diseases.

Butterball’s summarized income statement information was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(Millions of dollars)	2025	2024	2025	2024
Net sales	$567	$484	$1,386	$1,261
Operating income	$54	$16	$82	$50
Net earnings	$50	$10	$81	$39

CRITICAL ACCOUNTING ESTIMATES

The preparation of Seaboard’s condensed consolidated financial statements requires Seaboard to make estimates, judgments and assumptions. A summary of significant accounting policies and critical accounting estimates is included in Seaboard’s 2024 10-K. Other than the update to significant accounting policies discussed in Note 1 to the condensed consolidated financial statements, there were no other changes to significant accounting policies or critical accounting estimates during the nine months ended September 27, 2025.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 27, 2025. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except for the update to the risk factor set forth below, there have been no material changes in the risk factors as previously disclosed in Seaboard’s 2024 10-K.

Operational Risks

(1)	Changes in and Uncertainty of U.S. Trade Policy and the Impact of Any Tariffs, Trade Sanctions or Similar Government Actions Could Adversely Impact Seaboard’s Business. The U.S. recently instituted certain changes, and proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S. and other government regulations affecting trade between the U.S. and other countries where Seaboard conducts business. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions or countermeasures imposed in response to such government actions, have and could further i) reduce Seaboard’s ability to sell products in certain geographical markets or worst-case globally, ii) increase the costs for Seaboard’s imported materials and equipment or iii) lower overall revenues and margins, any of which could have a material adverse impact on Seaboard’s business and financial condition. In response to U.S.-issued trade tariffs, China issued a series of escalating retaliatory tariffs on U.S. products, including pork. China has historically been an outlet for certain of Seaboard’s pork products and represented 3% of this segment’s total sales for the year ended December 31, 2024. Certain previously exported products for Seaboard Foods may have to be rendered in the U.S. if other markets cannot be identified, which would negatively impact margins further. Changes in tariffs and trade restrictions can be, and have been, announced with little or no advance notice, and are difficult to predict, which makes the associated risks difficult to anticipate and mitigate, if possible. If Seaboard is unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on Seaboard’s business and financial condition. Furthermore, sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners could result in a global economic slowdown and long-term changes to global trade.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning any purchases made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Securities and Exchange Commission) of Shares during the third quarter of the fiscal year covered by this report.

Issuer Purchases of Equity Securities
				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that May
			Purchased as Part	Yet Be Purchased
	Total Number		of Publicly	Under the Plans
	of Shares	Average Price	Announced Plans	or Programs (a)
Period	Purchased (a)	Paid per Share (b)	or Programs (a)	(in millions)
June 29, 2025 to July 31, 2025	3,293	$2,932	3,293	$66
August 1, 2025 to August 31, 2025	1,232	3,424	1,232	62
September 1, 2025 to September 27, 2025	—	—	—	62
Total	4,525		4,525
(a)	In May 2025, Seaboard announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of Shares through December 31, 2027, unless extended or earlier terminated. All purchases during the quarter were made pursuant to this share repurchase program. See Note 6 to the condensed consolidated financial statements for further discussion of the program.
(b)	Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.

Item 5.  Other Information

During the three months ended September 27, 2025, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended September 27, 2025 otherwise reportable under this Item 5.

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

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sales price or market conditions for pork, agricultural commodities, renewable diesel, biodiesel and related environmental credits, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and expected changes in tax laws and effects thereof; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) the charter hire rates and fuel prices for vessels; (vii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (viii) the effect of the fluctuation in foreign currency exchange rates; (ix) the profitability or sales volume of any of Seaboard’s segments; (x) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xi) the productive capacity of facilities that are planned or under construction, and the timing of the commencement of operations at such facilities; (xii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiii) adverse results in pending or future litigation matters; (xiv) Seaboard’s ability to realize deferred tax assets or the need to record or reverse valuation allowances in future periods; (xv) expectations regarding future regulatory developments or other matters and whether such matters will or will not have a material adverse effect on Seaboard’s results of operations, business or financial condition, including any preliminary estimates of such effects; (xvi) Seaboard’s ability to trade with foreign customers and operate abroad and the impacts of trade restrictions, tariffs and similar government actions; (xvii) Seaboard’s share repurchase program; or (xviii) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: October 28, 2025

by:	/s/ Barbara M. Smith
Barbara M. Smith
Vice President, Corporate Controller

(principal accounting officer)

Date: October 28, 2025