Form 10-K
period 2025-12-31
SEABOARD CORP /DE/
filed 2026-02-12
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the 248,274 shares of Seaboard common stock held by nonaffiliates was $705,914,981 based on the closing price of $2,843.29 per share on June 28, 2025, the end of Seaboard’s most recently completed second fiscal quarter. As of January 31, 2026, the number of shares of common stock outstanding was 957,794.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2025.

SEABOARD CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2025

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

In more specific terms, forward-looking statements include, without limitation:

●	statements concerning the projection of revenues, income or loss, capital expenditures, capital structure or other financial items;
●	statements regarding the plans and objectives of management for future operations;
●	statements of future economic performance; and
●	statements regarding the intent, belief or current expectations of Seaboard and its management with respect to:
(i)	Seaboard’s ability to obtain adequate financing and liquidity;
(ii)	the price of feedstocks and other materials used by Seaboard;
(iii)	the sale price or market conditions for pork, agricultural commodities, biofuel and related environmental credits, turkey and other products and services;
(iv)	the recorded tax effects under certain circumstances and expected changes in tax laws and effects thereof;
(v)	the volume of business and working capital requirements associated with the competitive trading environment for the Commodity Trading and Milling (“CT&M”) segment;
(vi)	monetizing biofuel production tax credits;
(vii)	the charter hire rates and fuel prices for vessels;
(viii)	the fuel costs and related spot market prices for electricity in the Dominican Republic;
(ix)	the effect of foreign currency exchange rate fluctuations;
(x)	the profitability or sales volume of any of Seaboard’s segments;
(xi)	the anticipated costs and completion timetables for Seaboard’s capital improvements, acquisitions and dispositions;
(xii)	the productive capacity of assets that are planned, under construction or in the early development stages, and the timing of the commencement or maturity of operations;
(xiii)	potential future impact on Seaboard’s business of new legislation, rules or policies;
(xiv)	adverse results in pending or future litigation matters;
(xv)	Seaboard’s ability to realize deferred tax assets or the need to record or reverse valuation allowances in future periods;
(xvi)	expectations regarding future regulatory developments or other matters and whether such matters will or will not have a material adverse effect on Seaboard’s results of operations, business or financial condition, including any preliminary estimates of such effects;
(xvii)	Seaboard’s ability to trade with foreign customers and operate abroad and the impacts of trade restrictions, tariffs and similar government actions;
(xviii)	Seaboard’s share repurchase program; or
(xix)	other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Seaboard was originally founded in 1918 as a flour brokerage business and was organized as a Delaware corporation in 1946. In its over 100-year history, Seaboard has grown under generations of family leadership and broadened its portfolio of industries. Approximately 74% of the outstanding common stock of Seaboard is collectively owned by Seaboard Flour LLC and SFC Preferred, LLC, which are Delaware limited liability companies. Ellen Bresky, the Chairwoman of Seaboard’s Board of Directors (the “Board”), and other members of the Bresky family, including trusts created for their benefit, own the equity interests of Seaboard Flour LLC and SFC Preferred, LLC.

All of Seaboard’s segments provide essential products or services, including food, energy and transportation. Accordingly, most of Seaboard’s operations are heavily commodity-driven, resulting in high volatility due to market prices and a cyclical nature of financial performance. With operations in over 45 countries, Seaboard is impacted by geopolitical and global economic conditions. Seaboard has continued to invest in its businesses to increase reliability and efficiencies, vertically integrate its operations, innovate and promote sustainability.

Seaboard has six reportable segments: Pork, CT&M, Marine, Liquid Fuels, Power and Turkey. All Other represents primarily a sugar and alcohol production and processing operation in Argentina. See Note 13 to the consolidated financial statements for each segment’s contribution to net sales and operating income (loss), and its respective assets and capital expenditures. Additional information regarding sales and property, plant and equipment located in foreign locations is also included in Note 13 to the consolidated financial statements.

Description of Segments

Pork Segment - Seaboard, through its subsidiary Seaboard Foods LLC (“Seaboard Foods”), is a vertically integrated pork producer. This segment’s operations consist of hog production facilities for internal genetic and commercial breeding, farrowing, nursery and finishing, and a pork processing plant in Oklahoma. Seaboard Foods primarily sells pork products to further processors, foodservice operators, distributors and grocery stores in the U.S. and internationally, with approximately 25% of sales to Mexico, Japan, China and numerous other foreign markets. This segment also sells swine-derived renewable natural gas, produced from its integrated model of hog operations, covered anaerobic digester lagoons and biomethane upgrading facilities at certain of its hog farms in Texas, Oklahoma and Kansas. Environmental credits are generated based on gas production and then sold to third parties. Production tax credits are generated based on the greenhouse gas emissions factor of gas produced. Most sites are still in the early stages of operation, and sales of renewable natural gas and related credits are not material.

Seaboard has a 50% investment in Seaboard Triumph Foods, LLC (“STF”), which operates a pork processing plant in Iowa. Seaboard and Triumph Foods, LLC (“Triumph”), an independent pork processor and partner in this joint venture, supply a portion of the hogs processed at the STF plant. Seaboard also has a 50% investment in Daily’s Premium Meats, LLC (“Daily’s”), which produces and markets raw and pre-cooked bacon, using pork bellies primarily sourced from Seaboard, Triumph and STF, at Daily’s locations in Utah, Montana and Missouri. Seaboard accounts for these investments under the equity method of accounting. Seaboard has marketing agreements with STF, Daily’s and Triumph to market their products and has a margin-sharing arrangement with Triumph that considers the average sales price, standard costs and the mix of products sold from the Seaboard and Triumph plants. Seaboard and Triumph also own a 50% interest in Seaboard de Mexico USA LLC, which operates a ham-boning and processing plant in Mexico.

CT&M Segment - Seaboard’s CT&M segment, which is managed under the name Seaboard Overseas and Trading Group (“SOTG”), is an integrated agricultural commodity trading, processing and logistics company. This segment’s operations include trading offices for sale of grains and oilseeds, milling facilities for processing flour, animal feed and other products including animal-based proteins, and a fleet of chartered and owned vessels that transport the majority of commodities purchased and sold. Seaboard’s CT&M segment also has ownership interests in several non-consolidated affiliates to further its business strategies. Overall, the CT&M segment, including its affiliates, has facilities in 26 countries, primarily in Africa and South America.

Marine Segment - Seaboard, through its subsidiary Seaboard Marine Ltd. and third-party agents, provides dry, refrigerated and other cargo shipping services between the U.S. and 27 countries in the Caribbean and Central and South America. This segment’s primary commercial operations are in Miami, Florida, with strategic operations in The Bahamas, and scheduled port calls are made in Houston, Texas; New Orleans, Louisiana; various domestic ports on the East Coast; and various foreign ports. A network of offices and agents are used to sell freight services, including intermodal transport of import and export cargo by truck or rail to and from various U.S. and foreign ports. This segment’s fleet consists of time chartered and owned vessels, including eight new dual-fueled vessels, primarily fueled by liquefied natural gas. Additionally, this segment owns or leases dry, refrigerated and specialized containers and other related equipment.

Liquid Fuels Segment - Seaboard, through its subsidiary Seaboard Energy, LLC, produces biodiesel at facilities in Oklahoma and Missouri and renewable diesel at a facility in Kansas. Environmental credits, specifically renewable identification numbers (“RINs”) and Low Carbon Fuel Standard (“LCFS”) credits, are generated per federal and California, respectively, government biofuel initiatives. RINs are generated based on gallons produced, and LCFS credits are generated based on the specific carbon-reducing initiatives throughout the production process and the number of gallons sold in California. These credits are then sold to third parties. This segment also generates transferable production tax credits based on the greenhouse gas emissions factor of fuel produced, and Seaboard intends to sell these credits to third parties.

Power Segment - Seaboard, through its subsidiary Transcontinental Capital Corp. (Bermuda) Ltd. (“TCCB”), is an independent power producer generating electricity for the Dominican Republic power grid using its two barges. The two barges are commonly referred to as Estrella Del Mar II (“EDM II”), placed in service in 2012, and Estrella Del Mar III (“EDM III”), which began operations in 2022. During 2025, TCCB entered into an agreement to construct a new power-generating barge, Estrella Del Mar IV (“EDM IV”), which is expected to commence operations in the Dominican Republic in 2028. The newer barges have gas and steam turbines instead of reciprocating engines and are more energy efficient than EDM II. While EDM II remains in operation, Seaboard continues to explore strategic alternatives for this barge, including a sale or relocation. This segment is not directly involved in the transmission or distribution of electricity.

Turkey Segment - Seaboard has a non-controlling 52.5% investment in Butterball, a producer and processor of turkey products. Butterball is a national supplier to retail stores, foodservice outlets and industrial entities and, to a lesser extent, exports products to foreign markets. Seaboard accounts for this investment under the equity method of accounting.

Other Business

Seaboard, through its subsidiary Seaboard Energías Renovables y Alimentos S.R.L. (“SERA”), operates a vertically integrated sugar and alcohol production facility in Argentina. SERA owns nearly 70,000 acres of cultivated land to grow sugarcane and a processing mill with an annual capacity to crush approximately three million metric tons of sugarcane. The facility has an annual production capacity of approximately 250,000 metric tons of sugar if maximizing sugar production and approximately 33 million gallons of alcohol if maximizing alcohol production. Depending on the local market conditions, this facility can produce more sugar and less alcohol, or vice versa.

Customers

Seaboard does not have sales to any one customer equal to 10% or more of its consolidated revenues. The Power segment sells power in the Dominican Republic primarily to government-owned distribution companies. The Turkey segment had two retail customers that collectively represented approximately 28%, 30%, and 27% of its total 2025, 2024, and 2023 sales, respectively.

Competitive Conditions

Seaboard’s Pork segment faces competition from a variety of regional, national and international pork and other protein producers and processors and is based primarily on product quality, customer service and price. According to S&P Global in 2025, Seaboard Foods was ranked number three in hog production in the U.S. based on its sows in production and number four in pork processing in the U.S. based on daily processing capacity, including Triumph’s and STF’s capacity.

Competition in the CT&M segment comes from numerous traders around the world and imported grain-processed products or other local producers in the same industries and geographical regions.

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

Research and Development

The majority of Seaboard’s research and development (“R&D”) has historically occurred in the Pork and Liquid Fuels segments. Within hog production operations, R&D activities are primarily directed at improving the genetics, health and feed efficiency of Seaboard’s hogs. The processing plant activities focus on increasing meat quality and manufacturing process improvements. Recently, the Pork segment has invested in R&D related to its renewable biogas recovery facilities. The Liquid Fuels segment’s R&D investments have historically related to biodiesel and renewable diesel plants’ production process improvements.

Raw Materials and Sources of Supply

During 2025, Seaboard raised 94% of the hogs processed at its Oklahoma processing plant, with the remaining hog requirements purchased primarily under a contract with an independent producer.

The CT&M segment sources, transports and markets approximately 15 million metric tons per year of wheat, corn, soybeans, soybean meal and other commodities, generally purchased from farmers, grain elevators and wholesale merchants. Changes in origination sources, weather patterns, planting forecasts and consumption patterns may impact supply and demand and related commodity prices in this segment.

The Marine segment has a fleet of chartered and owned vessels with diverse fuel requirements. Fuel is supplied by a combination of long-term supply and spot-price purchasing agreements.

The Liquid Fuels segment’s biodiesel and renewable diesel are produced from pork fat supplied by the pork processing plants and other animal fats and vegetable oils purchased from many third-party suppliers.

Fuel is a significant raw material for the Power segment. EDM III only operates on natural gas and there is only one supplier of natural gas in the Dominican Republic. The dispatch of EDM II is dependent on the effective sourcing of heavy fuel oil or natural gas at competitive prices. The Power segment has entered into long-term fuel supply agreements to ensure natural gas is available for EDM III’s current operations and EDM IV’s future operations, as this new barge will also only operate on natural gas.

The Turkey segment purchases a significant portion of its grain used in the manufacturing of feed for its turkeys in North Carolina from Seaboard’s partner in Butterball. Also, Butterball purchases poults for its operations from one supplier with multiple locations.

Intellectual Property

Seaboard believes there is recognition of its registered trademarks in the various industries Seaboard serves. While Seaboard considers all of its intellectual and proprietary rights important, Seaboard believes its business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right. Some of the more significantly used trademarks are as follows: The Pork segment uses trademarks, including Seaboard Foods®, Prairie Fresh®, Prairie Fresh USA Prime® and Our Farms, Our Commitment®. The CT&M segment uses trademarks, including Mothers Pride® and Zambia’s Pride® in Zambia, GMA® and Top Pain® in Ivory Coast, and GMD® and Jarga® in Senegal. The Marine segment uses trademarks, including Seaboard Marine® and Seaboard Solutions®. The Liquid Fuels segment uses the trademark Seaboard Energy®. The Turkey segment uses trademarks, including Butterball®, Carolina Turkey® and Farm to Family® by Butterball®.

Human Capital Resources

As of December 31, 2025, Seaboard had approximately 14,000 total employees, of whom approximately 52% were in the U.S., 30% were in the Caribbean, Central and South America, and 18% were in Africa. Approximately 42% were in the Pork segment, 23% were in the CT&M segment, 18% were in the Marine segment, 2% were in the Liquid Fuels segment, 2% were in the Power segment, and the remaining 13% were in Seaboard’s other operations and corporate office.

Substantially all of the Pork segment’s hourly employees at its processing plant are covered by a collective bargaining agreement that expires in July 2026. In the CT&M segment, approximately 53% of employees at the mills, primarily in

Africa and South America, are subject to collective bargaining agreements with various unions that expire between 2026 and 2027. Seaboard believes it has good relationships with its employees and their representative labor organizations.

Generally, Seaboard’s segments operate independently to implement the human capital strategies that best meet the diverse needs of the workforce, industry, competitive environment and legal requirements of the respective countries in which the segment operates. This often includes developing location-specific employee benefits, policies, programs and practices. Although individual programs and benefits vary by location, all segments align with Seaboard’s core principles that emphasize health and safety, financial wellness, learning and development and global diversity and acceptance.

Seaboard’s employees are critical to operational success, and their health and safety is a top priority. All full-time domestic employees are eligible to receive medical and dental benefits and participate in wellness programs. Almost all employees at foreign locations have either company-subsidized private health coverage or public health coverage as mandated by their local governments. The Pork and Power segments have onsite health clinics at their respective principal locations. Seaboard has various initiatives to protect the safety of its workforce, including training, employing several full-time, dedicated, safety professionals and monitoring safety performance closely.

At times, recruitment and retention can be a challenge for certain Seaboard businesses. In 2025, approximately 26% of the Pork segment’s workforce was dependent upon employment visas. Flexible compensation and benefit strategies are developed by Seaboard’s segments to attract and retain employees and reduce turnover and associated costs. Seaboard provides competitive pay, paid time off, holidays and other benefits depending on location. All domestic employees who have completed at least one year of service are eligible to participate in the company-sponsored 401(k) retirement savings plan. At many of the foreign locations, Seaboard participates in government-required pension funds on behalf of its employees.

Seaboard’s segments also provide on-the-job training and various professional development opportunities. For example, full-time employees with a minimum length of service in the Pork segment are eligible for tuition reimbursement, and the segment has developed a comprehensive training program to promote internal employees to management positions which includes a variety of online training courses, that emphasize business, technology and leadership available to 67% of its employees. In the Marine segment, employees are provided training courses through an online platform, including industry-specific, job-specific and general skills courses, and heavy equipment operators have a formal training program with a certain number of hours that must be met before promotion.

Governmental Regulations

Environmental Matters

Seaboard’s Pork, Liquid Fuels and Turkey segments are subject to numerous federal, state and local laws and regulations relating to the environment, such as treatment of wastewater and air emissions, that require the expenditure of funds in the ordinary course of business. Seaboard’s Marine and CT&M segments’ vessels are subject to environmental regulations related to fuel emissions and have made, or plan to make, changes to their fleet to comply with these requirements. Seaboard’s Power segment must receive permits from local authorities to operate, including environmental licenses, among others, and these permits may be canceled or not renewed. The environmental permits for EDM II and EDM III are effective through October 2026 and August 2029, respectively. These segments do not anticipate making expenditures for environmental licenses and regulation purposes that, in the aggregate, would have a material effect on Seaboard’s financial condition or results of operations.

Other Regulations

As a company with global operations, Seaboard is subject to complex foreign and U.S. laws and regulations, including food safety, labor and immigration laws, trade regulations, tariffs, import and export regulations, foreign exchange regulations and anti-bribery and corruption laws. Seaboard has policies and procedures in place to require compliance with these laws and regulations. To date, Seaboard’s compliance actions and costs relating to these laws, rules and regulations have not resulted in a material effect on Seaboard’s financial condition or results of operations. Governmental regulations are subject to change, and accordingly, Seaboard is unable to assess the possible effect of compliance with future requirements or whether compliance with such regulations will materially impact Seaboard’s business in the future.

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

Information About Seaboard’s Executive Officers

The following table lists the executive officers of Seaboard and their previous five years of experience. Generally, officers are elected at the Board meeting following the Annual Meeting of Stockholders and hold office until the next such annual meeting or until their respective successors are duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was elected.

Name (Age)	Positions and Offices	Position Held Since
Robert L. Steer (66)	President and Chief Executive Officer	July 2020
David H. Rankin (54)	Executive Vice President, Chief Financial Officer	December 2020
David M. Becker (64)	Executive Vice President, General Counsel	December 2020
Chad M. Groves (42)	President and Chief Executive Officer, Seaboard Foods LLC	July 2024(a)
Jacob A. Bresky (38)	President and Chief Executive Officer, Seaboard Overseas and Trading Group	January 2023(b)
Edward A. Gonzalez (60)	President and Chief Executive Officer, Seaboard Marine Ltd.	January 2005
Peter P. Ostenfeld-Rosenthal (63)	President and Chief Executive Officer, Seaboard Energy, LLC	April 2024(c)
(a)	Mr. Groves served as the Senior Vice President of Sales of Seaboard Foods from July 2021 until late June 2024, and prior to joining Seaboard, he served as Vice President of Sales at Trilliant Food & Nutrition LLC for one year.
(b)	Mr. Bresky previously served as Seaboard Corporation’s Vice President, International and in various other positions with SOTG for more than ten years. Mr. Bresky is the son of Ellen S. Bresky, Chairwoman of the Board.
(c)	Mr. Ostenfeld-Rosenthal served previously as Vice President of Operations of Seaboard Energy, LLC since July 2023 and prior to joining Seaboard, he served as Senior Vice President of Refining Services at Delek U.S. Holdings, Inc. from 2022-2023 and in senior operations positions at Cenovus Energy Inc. for three years.

Item 1A. Risk Factors

Operational Risks

(1)	International Operations Present Risks. Seaboard’s international activities, some of which are in lesser-developed countries, pose risks not faced by companies that limit themselves to U.S. markets. These risks include:
●	changes in foreign currency exchange rates, currency inconvertibility and devaluation;
●	foreign currency exchange or retail price controls;
●	hyperinflation;
●	heightened customer credit and execution risk;
●	border restrictions, tariffs, bilateral trade disputes, quotas, trade barriers, import or export licensing requirements and other trade protection measures;
●	border closings by foreign countries to the import of products or other limitations on Seaboard’s ability to access materials or ports, including due to animal disease or other perceived health or safety issues;
●	legal and regulatory structures and unexpected changes in legal and regulatory requirements and any additional compliance costs that may arise;
●	negative perception within a foreign country of a U.S. company doing business in that foreign country;
●	compliance with domestic and foreign laws and regulations for conducting international business such as Foreign Account Tax Compliance Act, Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations and United Kingdom Bribery Act;
●	government instability, expropriation, confiscation, war, civil unrest, and corruption; and
●	enforcement of and compliance with local laws and remedies in foreign jurisdictions, including inconsistent application or enforcement, including tax laws, and related uncertainties affecting legal proceedings and lawsuits.

Accordingly, revenues, operating income and cash flows from international operations could fluctuate significantly from year to year.

(2)	Changes in and Uncertainty of U.S. Trade Policy and the Impact of Any Tariffs, Trade Sanctions or Similar Government Actions Could Adversely Impact Seaboard’s Business. The U.S. recently instituted certain changes, and proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S. and other government regulations affecting trade between the U.S. and other countries where Seaboard conducts business. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions or countermeasures imposed in response to such government actions, have and could further i) reduce Seaboard’s ability to sell products in certain geographical markets or worst-case globally, ii) increase the costs for Seaboard’s imported materials and equipment, iii) lower overall revenues and margins or iv) reduce demand for Seaboard’s shipping services as cargo flows lessen, any of which could have a material adverse impact on Seaboard’s business and financial condition. Changes in tariffs and trade restrictions can be, and have been, announced with little or no advance notice, and are difficult to predict, which makes the associated risks difficult to anticipate and mitigate, if possible. If Seaboard is unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on Seaboard’s business and financial condition. Furthermore, sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners could result in a global economic slowdown and long-term changes to global trade.
(3)	The Ongoing Conflict Between Russia and Ukraine Could Directly or Indirectly Affect the Business. The Black Sea region is a major exporter of wheat, corn and other commodity products to the world. Although Seaboard does not operate in either Russia or Ukraine, Seaboard does engage in international commodity trading, and the conflict has impacted global commodity, energy and input costs and export controls and has resulted in targeted economic sanctions on Russia, certain Russian citizens and Russian enterprises. Commodity trades involving Russian-originated commodities could be directly or indirectly impacted by export controls, economic sanctions and the ability to collect on contracts, any of which, along with the general volatility in commodities prices and margins, could negatively impact Seaboard’s business, financial condition, results of operations and the market price of its common stock.
(4)	Deterioration of Economic Conditions Could Adversely Affect the Business. Seaboard’s business may be adversely affected by changes in national or global economic conditions, including recessions, inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs, supply chain and labor market disruptions, impacts caused by highly pathogenic disease outbreaks and other public health emergencies and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for and production of Seaboard’s meat products, grains, shipping services, energy and other products, the cost and availability of needed raw materials and packaging materials or workforce availability, thereby negatively affecting Seaboard’s business, financial condition and results of operations. The national and global economic conditions could also, among other things:
●	impair the financial condition of some of Seaboard’s customers and suppliers, thereby increasing customer bad debts or non-performance by customers and suppliers;
●	negatively impact global demand for Seaboard’s products and services, which could result in a reduction of revenues, operating income and cash flows;
●	decrease the value of Seaboard’s investments in equity and debt securities, including short-term investments used for liquidity and pension plan assets, causing losses that would adversely impact Seaboard’s net earnings; and
●	impair the financial viability of Seaboard’s insurers.
(5)	Cyber-Attacks or Cybersecurity Breaches Could Adversely Affect the Business. Seaboard may be adversely impacted if it is unable to protect its technology systems, including informational and operational, against, or effectively respond to, cyber-attacks or cybersecurity breaches. Seaboard may also be adversely impacted if third parties on whom Seaboard relies are unable to similarly protect their technology systems. Attempted cyber-attacks and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise. These risks are further heightened by factors such as developments in more digital modernization, hybrid working environments and geopolitical turmoil. In addition, new technologies, such as artificial intelligence, may present the potential for model inaccuracies and unforeseen challenges, and Seaboard may not be able to anticipate or react to these types of cyber-attacks or vulnerabilities and face delays in detection or remediation. Any significant penetration, invasion, destruction or interruption of the technology systems on which we rely could negatively impact sales, manufacturing, distribution or other critical functions. Additionally, there is a risk of reputational damage, loss of financial assets, remediation costs, litigation, regulatory investigations and harm to business relationships. If Seaboard is unable to prevent such breaches or failures or if a third party on whom Seaboard relies is unable to prevent such breaches or failures, Seaboard’s operations could be disrupted and it could negatively impact Seaboard’s financial condition, results of operations and the market price of its common stock.
(6)	Disruption of Operations at Suppliers Could Adversely Affect the Business. Disruption of operations at suppliers including due to natural disasters or catastrophic events such as cyber-attacks, terrorism or other similar occurrences, including labor unrest, may impact Seaboard’s products or raw material supplies. Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may also adversely affect Seaboard’s financial results.

(7)	Adverse Weather Conditions, Including as a Result of Climate Change, May Adversely Affect Seaboard’s Operations, Supply Chains and Operating Results. The potential physical effects of severe weather on operations are highly uncertain and depend upon the unique geographic and environmental factors present. If any such events were to occur, they could have an adverse effect on assets and operations. Examples of potential physical risks include floods, tornadoes, hurricanes, wildfires and freezing temperatures. Any extreme weather event may disrupt the ability to operate facilities or to transport products in these areas. In addition, substantial weather-related conditions could impact operations of major customers and suppliers and materially affect the supply chain. Extended periods of such disruption could have an adverse effect on Seaboard’s results of operations. Seaboard could also incur substantial costs to prevent or repair damage to its assets or facilities, which could be material to liquidity and capital resources. Potential effects to agricultural commodities, such as changes in rainfall patterns, water shortages, changing temperature levels, increased frequency or severity of extreme weather events and climatic volatility, could impact the availability, quality and price of agricultural commodities.

Commodity Risks

(1)	Fluctuations in Commodity Prices Have Had Impacts on Results and May Present Future Risks. Seaboard’s operations and financial performance are linked to commodity prices. Commodity prices may fluctuate by both domestic and worldwide supply and demand for reasons over which Seaboard has little to no control, including, among other things, changes in market and economic conditions, the impact of weather conditions, levels of domestic production and imported commodities, domestic and foreign governmental regulation and international conflicts. Historically, the prices of commodities primarily involved in Seaboard’s business have been cyclical and exhibited significant volatility.
●	In the Pork and Turkey segments, commodity pork and turkey prices demonstrate a cyclical nature over periods of years, reflecting changes in the supply of fresh meat and competing proteins on the market.
●	In the CT&M segment, fluctuating worldwide prices for wheat, corn, soybean meal and, to a lesser degree, various other agricultural commodity products could also be caused by European flour exports, donated food aid, flour dumping practices and worldwide and local crop production.
●	In the Liquid Fuels segment, the market price for biodiesel and renewable diesel is influenced by world diesel prices and government mandates and incentives to use biofuels.

These fluctuating market conditions have had and could have a significant impact on Seaboard’s sales, value of commodities held in inventory and operating income.

(2)	Increases in Costs of Raw Materials Have Affected and Could Adversely Affect Costs and Operating Margins. Feed costs are the most significant single component of the cost of raising hogs and turkeys for the Pork and Turkey segments and are affected by commodity price fluctuations for corn and soybean meal. The Liquid Fuels segment’s raw material costs are impacted by fluctuations in the market price of pork fat, other animal fats and vegetable oils, all of which are utilized to produce biodiesel and renewable diesel. The results of the Pork, Turkey and Liquid Fuels segments could be negatively affected by increased costs of their raw materials. The cost and supply of feed components and other raw materials are determined by constantly changing market forces of supply and demand, which are driven by matters over which these segments have no control, including inflation, weather, current and projected worldwide grain stocks and prices, grain export prices, subsidies and tariffs, and governmental agricultural policies. Some of these segments attempt to manage certain of these risks through the use of commodity derivatives; however, this may also limit the ability to participate in gains from favorable commodity fluctuations. Unless wholesale pork, turkey and fuel prices correspondingly increase, increases in the prices of feed components and other raw materials would adversely affect the segments’ operating margins and the value of Seaboard’s investment in Butterball.
(3)	Fluctuations in Fuel Costs Could Adversely Affect the Business. Fuel is a large expense for the Marine and Power segments and also impacts the CT&M segment’s results with regards to owned and chartered vessels. Fuel prices can vary greatly from year to year. While such fluctuations may be offset through fuel surcharges or other mechanisms, such mechanisms do not act with precision in terms of timing and amount and may not adjust revenues enough to offset the increase in costs.

Industry Risks

(1)	The Food Industry May Present Certain Risks. The Pork, Turkey and CT&M segments are subject to the risks posed by:
●	food spoilage;
●	food contamination, including contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, E. coli and aflatoxin;
●	noncompliance with product packaging regulations;

●	food allergens;
●	adverse weather and climate change effects on crops;
●	evolving consumer preferences and nutritional and health-related concerns;
●	international, federal, state and local food processing regulations;
●	the possible unavailability and/or expense of liability insurance;
●	consumer product liability claims;
●	product recall;
●	product tampering; and
●	public perception of food production practices, including handling of production and live animals.

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

(2)	Health Risks to Animals Could Adversely Affect Production and the Supply of Raw Materials. Seaboard is subject to risks relating to its ability to maintain animal health and control diseases. Diseases that affect the general health of the hogs and turkeys and their respective reproductive performance could have an adverse impact on feed conversion and livability, which negatively impact production and production costs among other impacts, the supply of raw material to their processing operations and consumer confidence. Moreover, the herd or flock health of third-party suppliers could adversely affect the supply and cost of hogs or turkeys available for purchase. In limited circumstances, if the Pork segment’s hogs or Butterball’s turkeys become affected by certain diseases, these segments’ production or ability to sell or export their products could be adversely impacted or Seaboard could be required to euthanize infected animals which could adversely affect these segments’ production. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of these segments’ food products.
(3)	Ocean Transportation May Present Certain Risks. Owned and chartered vessels along with related cargos of Seaboard’s Marine and CT&M segments are at risk of being damaged, lost or incurring excess costs because of events such as:
●	inclement weather;
●	mechanical failures;
●	grounding, fire, explosions and collisions;
●	human error;
●	war, piracy and terrorism; and
●	access to and congestion in ports and canals.

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

(5)	The Loss or Closure of the Segments’ Principal Properties Could Adversely Affect the Business. The closure, even temporarily, loss of or damage to any of the segments’ facilities for any reason, including highly pathogenic disease outbreaks, fire, weather, such as tornado, hurricane or earthquake, or the occurrence of adverse governmental action or labor unrest resulting in labor strikes could adversely affect the business of the affected segment and have a material adverse effect on Seaboard’s business, financial condition and results of operations.
●	The Pork segment is largely dependent on the continued operation at full capacity of its Oklahoma pork processing plant and the STF plant. This segment provides approximately one-third of STF’s hogs for processing and also markets substantially all pork products produced.
●	In the Marine segment, port operations can be subject to disruption due to hurricanes or other adverse weather conditions, and any associated damage could take significant time to repair while cargos would move to other ports of entry. Recovering those volumes could prove difficult.
●	The Liquid Fuels segment depends on the operation of the renewable diesel plant and two biodiesel plants. When a plant is not operational, the segment may be unable to fulfill contracts with the shortfall in production or must purchase from other suppliers, possibly resulting in lower margins. Also, biodiesel is different from renewable diesel and one product cannot be used in place of other products to fulfill specifications for customer contracts.
●	The Power segment has two power-generating barges, both located in the Dominican Republic, and an adverse event in the Dominican Republic could impact one or both barges.
●	Although Butterball has three primary processing plants, it is disproportionately dependent on the continued operation of its processing plant in North Carolina, which handles a significant volume of the production of turkey products.

Organizational Risks

(1)	Seaboard’s Common Stock Is Subject to Daily Price Fluctuations. The common stock of Seaboard is closely held. Seaboard Flour LLC and SFC Preferred, LLC, which are beneficially owned by the Bresky family, hold approximately 74% of Seaboard’s outstanding common stock. Accordingly, the price of a share of Seaboard common stock could fluctuate more significantly from day to day than that of a share of more widely held stock.
(2)	Decentralization May Present Certain Risks. Seaboard’s operations are relatively decentralized in comparison with its peers. While Seaboard’s executive management believes this practice enables it to remain responsive to risks, opportunities and customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that executive management may be slower or less able to identify or react to problems affecting a key business than in a more centralized environment. In addition, it means that Seaboard may be slower to detect compliance-related issues (e.g., a rogue employee undertaking activities that are prohibited by applicable law or Seaboard’s internal policies) and that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect Seaboard’s business, financial condition or results of operations.
(3)	Investments in Non-Consolidated Affiliates May Present Certain Risks. Seaboard has several equity method investments in which it generally owns approximately 50% or less, with various third-party business partners owning the remaining equity. Due to the ownership structure of these affiliates, Seaboard participates in boards of directors’ or comparable governing bodies’ decisions but does not control the decision-making processes. Seaboard could be exposed to various business risks if the business partners’ decisions do not align with Seaboard’s best interests, which could adversely impact the results of Seaboard’s income from affiliates.

Legal and Regulatory Risks

(1)	Operations Are Subject to General Risks of Litigation. Seaboard is involved on an ongoing basis in litigation arising in the ordinary course of business and otherwise. Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders or injured persons, as well as claims relating to product liability, contract disputes, antitrust regulations, intellectual property, advertising, labeling, wage and hour laws, employment practices or environmental matters. Litigation in certain countries carries additional risk due to lack of transparency in judiciaries. Neither litigation trends nor the outcomes of litigation can be predicted with certainty, and adverse litigation trends and outcomes could negatively affect Seaboard’s financial results and result in losses in excess of accrued amounts.
(2)	Operations Are Subject to Complex Laws and Regulations. Federal, state and local laws and domestic and international regulations governing worker health and safety, food safety and animal health and welfare, port and terminal security and the operation of vessels, including fuel regulations, significantly affect revenues, costs and the manner or feasibility of doing business and otherwise. Some requirements applicable to Seaboard may also be enforced by citizen groups.

●	In the Pork segment, select states have implemented, or are working to implement, varying standards related to the required living conditions for breeding sows. Some laws apply to animals grown in the state of enactment while, more recently, several states have enacted laws that prohibit the sale of meat from non-compliant animals grown in any of the fifty states or foreign countries. Diversity of standards for housing sows requires each producer to implement separate record-keeping to track compliant animals through the growing process to the processing plant, and finished products from the processing plant to third-party purchasers. Such laws can also impose civil and criminal penalties for failing to comply. Animal production assets have long expected useful lives. The enactment of more stringent standards can impair the value of existing assets, increase the cost of production and distribution, lower the value of non-compliant products and/or disrupt the market for pork which could result in a reduction in the sales prices of pork products. Incrementally, strict growing standards could cause the creation of regional markets of compliant products or require the industry to build compliant assets for each market.
●	In the Marine segment, many aspects of the shipping industry, including rate agreements and vessel cost sharing agreements, are subject to extensive governmental regulation by the Federal Maritime Commission, the U.S. Coast Guard, and U.S. Customs and Border Protection, as well as regulation by private industry organizations. Compliance with applicable laws, regulations and standards may require capital investments or operational changes.

Failure to comply with these laws and regulations and any future changes to them could result in significant consequences to Seaboard, including civil and criminal penalties, liability for damages, negative publicity and the inability to do business in certain locales. In addition, future changes in laws, regulations and standards may result in additional costs or a reduction in revenues.

(3)	Operations Are Subject to Stringent Environmental Regulation and Potentially Subject to Environmental Litigation, Proceedings and Investigations. Seaboard operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, odors, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. Compliance with these laws and regulations, as well as any modifications, may be material to Seaboard’s business.
(4)	Changes in Tax Laws Could Adversely Impact Results. Seaboard conducts business globally and is subject to taxation in the U.S. and many foreign jurisdictions. Changes in tax laws could have an impact on Seaboard’s effective tax rate, income tax expense and cash flows. For example, many jurisdictions have enacted legislation or indicated intent to adopt policies resulting from the Organization for Economic Cooperation and Development’s (“OECD”) Anti-Base Erosion and Profit Shifting Pillar Two Model Rules. The adoption and effective dates of rules vary by country and require careful assessment and ongoing monitoring.
(5)	Estimating Future Income Taxes Involves Significant Uncertainty. Estimating future income taxes is inherently challenging because a substantial portion of Seaboard’s operations is commodity-driven, creating high volatility in financial results due to fluctuating market prices and the cyclical nature of its businesses. Management must apply significant judgment and rely on assumptions and estimates when determining income tax expense, deferred tax assets, and valuation allowances. These judgments are based on current information and expectations; however, there can be no assurance that recorded amounts will not change in future periods as new information becomes available or circumstances evolve, which could materially impact Seaboard’s financial position and results of operations.
(6)	Any Legal or Regulatory Measures to Address Climate Change Could Have an Adverse Impact on Seaboard’s Business and Results of Operations. The focus on climate change has resulted in, and may continue to result in, the adoption of laws and regulations, including reporting requirements, designed to manage greenhouse gas emissions, climate risks and resulting environmental impacts which will likely lead to increased compliance costs. Compliance with such legal or regulatory requirements may require Seaboard to make significant changes to its business operations and strategy, which will likely incur substantial time, attention and costs. Seaboard may also need to make additional investment in its resources and technology to comply with the data reporting requirements. Additionally, Seaboard may fail to effectively address increased attention from stakeholders on climate change and other related environmental, social, and governance matters. Such failure, or the perception that Seaboard has failed to act responsibly regarding these matters, whether or not valid, could negatively affect its business and reputation.

Specific Pork Segment Risks

(1)	Return on Investment of Renewable Biogas Recovery Facilities May Not Meet Original Estimates. This segment has made significant investment in renewable biogas recovery facilities and most facilities are still in early stages of operation as these facilities were placed in service over time. Consistent production at certain sites has taken longer than expected, and future gas output may not meet original projected volumes. Operations are complex and gas production is dependent upon the maturity and volatile solid concentration of the lagoon, weather, hog health and methanogen health, among other variables and the return on assets and planned environmental credits may be less than expected. Also, changes in government policies, regulations and incentives for this renewable natural gas could adversely affect the amount of environmental credits. This segment’s failure to achieve the anticipated benefits of these projects in a timely and cost-efficient manner could lead to future impairment of property, plant and equipment, as well as other material adverse impacts on its operating results.

Specific Commodity Trading and Milling Segment Risks

(1)	This Segment Faces Increasing Competition from Several Sources. This segment is experiencing increasing competition in certain foreign markets by well-capitalized originators, traders of commodities making sales directly to end-use customers and industrial-asset owners that compete in the same markets as this segment. If various competing raw material originators refuse to sell commodities to Seaboard for sale in these foreign markets, it could be more challenging for this segment to purchase commodities for sale to its customers at competitive prices. Also, competition with imported products or other local producers impacts this segment’s industrial operations. This segment’s sales volume and sale prices for commodities to customers, as well as results of operations, could be adversely impacted by such increased competition.
(2)	This Segment Uses Derivative Products to Manage Certain Market Risks. This segment enters into various commodity derivative and foreign exchange derivative transactions to create what management believes are economic hedges for commodity trades it executes or intends to execute with its customers. Failure to execute or improper execution of a derivative position or a firmly committed sale or purchase contract, a speculative transaction that closes without the desired result or exposure to counterparty risk could have an adverse impact on this segment’s results of operations and liquidity.

Specific Marine Segment Risks

(1)	Chartered Vessels Are Subject to Fluctuating Rates and Availability. Despite the recent purchases of several new vessels, time-charter expenses are one of this segment’s largest expenses. These costs, and availability of vessels, can vary greatly due to a number of factors including the worldwide supply and demand for shipping. It is not possible to determine in advance whether a long-term charter contract will be favorable to this segment’s business. Accordingly, entering into either long-term charter hire contracts during periods of decreasing charter hire costs or short-term charter hire contracts during periods of increasing charter hire costs could have an adverse effect on this segment’s results of operations. This segment purchases space, also known as slots, on certain third-party operated vessels, and these vessel providers may not be reliable and may cause shipment delays or other challenges. Also, these slot costs can vary based on global supply and demand factors.

Specific Liquid Fuels Segment Risks

(1)	The Operating Profit of the Biodiesel and Renewable Diesel Production Facilities Has Been and Could Be Adversely Impacted by Government Policies and Changes to Customer Preferences for Renewable Energy. The profitability of this segment’s biodiesel and renewable diesel plants has been and could be adversely affected by various factors, including the market prices of fuel and environmental credits, which are influenced by world diesel prices and government policies, regulations, mandates and federal and state programs and incentives to produce and use biofuels, such as those under the federal Renewable Fuel Standard and the California Low Carbon Fuel Standard. The federal blender’s credit expired December 31, 2024, and was replaced by a new clean fuel production tax credit. Further guidance regarding the new fuel production tax credit is still pending. The credit extends through 2029; however, this credit, along with other government incentives, may not be continued. Currently, some customers purchase renewable energy to reduce carbon emissions; however, if customer preferences change and there is less demand, the outlook for renewable energy products would be unfavorably impacted. Adverse changes in government policies, regulations, mandates and incentives to use biofuels could adversely affect this segment’s results of operations and could result in the potential impairment of the recorded value of the property, plant and equipment related to these facilities.
(2)	Further Difficulties Could Be Experienced in the Operations of the Renewable Diesel Production Facility. Commercial operations at this segment’s renewable diesel production facility commenced in 2022, but operational issues delayed the achievement of consistent operations at full capacity. Production consistency has improved; however, original construction issues, including design choices, may still require repair that may cause downtime. Additional operational challenges would negatively impact this segment’s operating results.
(3)	Plant Production May Be Temporarily Slowed in Response to Continued Unfavorable Market Conditions. Market fluctuations, such as reduced demand, lower pricing or higher costs of raw materials, reduction in government incentives or a variable margin close to break even, has had and may continue to have an adverse impact on product sales and margins. As a result, management could choose to scale back production temporarily until market conditions are more favorable. Lack of production would have adverse effects on this segment’s results of operations as fixed costs would still need to be covered.

Specific Power Segment Risks

(1)	This Segment’s Services Are Affected by Competition from More Efficient Energy Producers. This segment sells the power it generates primarily to government-owned distribution companies, and the government can decide which power units will be able to operate. Typically, dispatch is done based on a merit list with lower-cost power plants dispatched before those with higher costs. More efficient power producer competitors, such as from renewable energy, including hydro, solar and wind, or other nonrenewable energy sources like coal, are less costly to operate and could cause the demand for this segment’s energy to decline and the spot market rates to decline as well, which would adversely affect this segment’s results of operations.
(2)	Supply of Natural Gas Is Limited in the Dominican Republic. Supply of natural gas in the Dominican Republic is limited to one primary supplier. EDM III only operates on natural gas, but EDM II can run on other types of fuel. EDM IV will only be powered by natural gas. Supply disruptions of natural gas could have an adverse impact on this segment’s operating income.
(3)	This Segment Depends on the Condition of the Dominican Republic Economy, Currency and Political Climate. Fluctuations in economic conditions or changes in the Dominican Republic political climate could have an impact on the costs of operations, the sales prices of products and the exchange rate of the Dominican peso to the U.S. dollar. In addition to significant currency fluctuations and the other risks of overseas operations, this segment could experience difficulty in obtaining timely collections of trade receivables from the government-owned distribution companies or other companies that must also collect from the government in order to make payments on their accounts. Currently, the Dominican government does not allow a free market to enable prices to rise with demand as the supply is restricted due to insufficient cash flow from electric distributors and the subsidy the government provides, which could limit this segment’s profitability.
(4)	This Segment May Be Unable to Renew Certain Permits. This segment’s barges are subject to various permitting requirements imposed by the Dominican government. A major risk inherent in this segment’s operations is the need to renew permits, and any failure to obtain a renewal permit could have a significant impact on this segment’s business, including a suspension of operations.
(5)	Difficulties Could Be Experienced in the Construction of the New Power-Generating Barge. The new power-generating barge is being constructed in Singapore, and expected to commence commercial operations in 2028. If the project is not completed on time, Seaboard has a take-or-pay fuel purchase contract that begins in 2028. Additionally, cost overruns could make this project more costly than originally thought. Significant construction delays or other difficulties encountered with completing the project could have adverse effects on this segment’s results of operations.

Specific Turkey Segment Risks

(1)	Decreased Perception of Value in the Butterball Brand and Changes in Consumer Preferences Could Adversely Affect Sales Volumes and Prices of Butterball Products. Butterball is a premium brand name, built on a long history of offering quality products that have been differentiated in the market. The value of the Butterball brand allows for sales of a higher unit price for certain products compared to other turkey providers. In order to maintain this advantage, Butterball must continue to support the brand with successful marketing efforts and develop new products. Consumer product preferences continue to evolve as a result of, among other things, consumer perceptions of Butterball, including animal well-being and manufacturing practices; shifting consumer demographics; inflationary and recessionary risks; changes in consumer lifestyles and perceptions of relative health benefits of turkey compared to other proteins; digital shopping patterns; and competitive product and pricing pressures. If Butterball’s products fail to meet consumer preferences, or Butterball fails to introduce new products or product extensions on a timely basis, the brand value could diminish significantly. In addition, negative news reports for any reason related to Butterball specifically or the turkey/poultry industry generally could negatively impact this brand perception, Butterball’s results of operations and the value of Seaboard’s investment in Butterball.
(2)	Adverse Operating Results Could Result in Need for Raising Additional Capital. Butterball has third-party bank loan facilities that are secured by substantially all of its assets. Adverse operating results or economic conditions could cause Butterball to default on such loan facilities, which could result in a significant adverse impact on Butterball’s financial position. As a result, Seaboard or other investors may need to make additional capital investment or provide financing to Butterball, which could negatively impact the value, or cause dilution, of Seaboard’s investment in Butterball or adversely impact Butterball’s results of operations and liquidity position.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Seaboard recognizes the importance of maintaining the trust and confidence of its customers, business partners, employees and other stakeholders with the security of its data and information systems. Management is ultimately responsible for identifying, assessing and managing Seaboard’s exposure to cybersecurity risk. Cybersecurity risk management is evaluated at least on an annual basis as a component of Seaboard’s broader enterprise risk assessment. Seaboard’s information security program maintains a team responsible for managing the cybersecurity risk assessment process across all segments (the “Information Security Team”). Seaboard’s Information Security Team further supports management with a quarterly evaluation of changes in risks and vulnerabilities identified in the various segments, distributing internal and external advisory notices, and serving as threat intelligence resources. The Board is involved in the oversight of Seaboard’s enterprise risk assessment.

Seaboard’s information security program includes cybersecurity policies, standards, processes and practices that are based on the recognized framework established by the Center for Internet Security (“CIS”) and other applicable industry standards. This framework and these standards serve as guides and references, and Seaboard adapts them to its specific environment, needs and industries. Seaboard seeks to address cybersecurity risks through a comprehensive, company-wide information security program that is focused on preserving the confidentiality, integrity and availability of the information that Seaboard collects and stores, supporting legal and regulatory compliance and preventing disruptions to business operations. Seaboard’s information security program monitors the systems and networks Seaboard relies upon for threats, breaches, intrusions and potential other weaknesses; assesses the security of company-wide software, applications and systems; responds to cybersecurity incidents; and facilitates training for employees. Also, Seaboard’s information security program addresses risks to the operational technology environment, which is critical for the reliable operation of its plants, power barges and port facilities.

Seaboard maintains a risk-based approach to information security. The Information Security Team routinely performs various reviews and generates reports throughout the year to assess risks, threats and compliance with information security policies, standards and the framework of controls. This Information Security Team partners with each of the segments to identify key areas of cybersecurity risk based on the frameworks and develop action plans tailored to address those risks.

Other cybersecurity risk management measures Seaboard takes include:

●	Employees and directors with access to Seaboard’s network are required to participate in trainings on at least a quarterly basis to identify potential cybersecurity risks, which are supplemented by periodic phishing tests.
●	Seaboard engages independent third parties to perform some services such as penetration testing and monitoring on an ongoing basis by automated tools that detect threats and trigger alerts for assessment and investigation by Seaboard’s Information Security Team.
●	Seaboard maintains end user and administrative user policies governing the use of company technology.
●	Seaboard conducts risk assessments of certain of its third-party service providers with attention to cybersecurity risks.

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

Cybersecurity Governance

Seaboard acknowledges the importance of effectively managing risks linked to cybersecurity threats. Seaboard’s information security program and the Information Security Team is led and managed by a dedicated Senior Director of Information Security (the “IS Senior Director”). The IS Senior Director, whose experience includes over nine years in information security leadership roles and relevant certifications, brings appropriate expertise to Seaboard’s information security program. The IS Senior Director’s experience and knowledge are crucial to the ongoing development and execution of Seaboard’s information security program.

The IS Senior Director and the Information Security Team communicate guidance, including various alerts to monitor and assess threats, to information security personnel in all segments to ensure consistent execution of cybersecurity risk management activities. Updates on segment-level cybersecurity risks, compliance and implementation status are provided on at least a quarterly basis to Seaboard’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for purposes of risk monitoring, updates to policies, allocation of resources, progress on action plans and discussions on other topics as necessary.

On at least a quarterly basis, the IS Senior Director and other members of management inform Seaboard’s full Board of Directors of new risks or changes to risks, the status of projects supporting Seaboard’s information security systems, assessments of Seaboard’s information security program and the emerging threat landscape. The Board provides feedback on management’s plans and allocates resources for plan improvement expenditures.

Seaboard also maintains disclosure controls and procedures to ensure that executive management and the Board receive prompt and timely information regarding any material cybersecurity incidents. Upon confirmation of a cybersecurity incident, the impacted segment invokes their response plan and notifies the IS Senior Director, who then communicates the details of the incident to management’s Cybersecurity Committee, consisting of cross-functional leadership representation, for determination of materiality.

Item 2. Properties

Management believes that Seaboard’s present facilities are adequate and suitable for its current purposes. Seaboard’s principal properties by segment are described below:

(1)Pork - Seaboard’s Pork segment owns a pork processing plant in Oklahoma. It has a double-shift capacity to process approximately six million hogs annually and generally operates at capacity with additional weekend shifts depending on market conditions. Seaboard’s hog production operations can breed and raise approximately eight million hogs annually at facilities it primarily owns or at facilities owned and operated by third parties with whom it has grower contracts. This segment owns and operates eight centrally located feed mills, which have a combined capacity to produce approximately three million tons of formulated feed annually. These facilities are located in Iowa, Oklahoma, Texas, Kansas and Colorado. This segment also owns nine renewable natural gas production sites located on certain of its existing hog farms. The production capacity at each site varies and depends on specific farm site factors, including the number of barns and hog count. Most sites are still in the early stages of operation, as they were constructed at different times over the past five years and their lagoons have not yet fully matured.
(2)Commodity Trading and Milling - Seaboard’s CT&M segment operates milling facilities at 14 locations in ten countries and has ten trading offices in nine countries. The milling facilities located in Ecuador, Ghana, Guyana, Mozambique, Peru, Republic of the Congo and Zambia own the land and plants. There are additional milling facilities located in Ivory Coast, Republic of the Congo, Senegal, Zambia and Nigeria where the land is leased under long-term agreements. The milling facilities produce approximately two million metric tons of wheat flour, manufactured feed, maize meal and oilseed crush commodities per year in addition to other related grain-based products. Certain foreign milling operations may operate at less than full capacity due to low demand, unstable power, excess milling capacity in their competitive environment or imported flour. Seaboard’s CT&M segment owns six dry bulk vessels, each with a deadweight between 18,900 and 28,000 metric tons. During 2025, this segment voyage-chartered between 24 to 61 additional bulk vessels monthly with deadweights reaching up to 66,000 metric tons.
(3)Marine - Seaboard’s Marine segment leases approximately 297,000 square feet of off-port warehouse space and 87 acres of port terminal land and facilities in Miami, Florida, which are used in its containerized cargo operations. Seaboard’s Marine segment also leases an approximate 77-acre cargo handling and marine terminal facility in Houston, Texas, which includes several warehouses totaling approximately 648,000 square feet for cargo storage. The Marine segment owns 14 cargo vessels with deadweights of up to approximately 53,000 metric tons, including eight new dual-fueled vessels. Also, as of December 31, 2025, this segment charters 11 vessels under contracts with a remaining average term of 13 months with deadweights of up to approximately 24,000 metric tons.
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
(5)Power - Seaboard’s Power segment owns two power-generating barges in Santo Domingo, Dominican Republic. EDM II and EDM III have capacity to generate approximately 108 megawatts and 150 megawatts of electricity, respectively.

(6)Turkey - Seaboard’s Turkey segment has three primary processing plants, two further processing plants and numerous company and third-party live production facilities and feed milling operations, located in North Carolina, Arkansas, Missouri and Kansas. These facilities have the capacity to produce approximately one billion pounds of turkey annually. Although capacity to meet core further processing demand is sufficient, Butterball uses third-party copacker arrangements to supplement portions of its portfolio where it either does not maintain specialized competencies, or to meet demand beyond its internal production capacity.

Item 3. Legal Proceedings

The information required by this item is included in Note 8 to the consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Seaboard’s common stock is traded on the NYSE American under the symbol SEB. Seaboard had 6,004 stockholders of record of its common stock as of January 31, 2026.

Stock Performance Graph

The SEC requires a five-year comparison of Seaboard’s stock performance with that of an appropriate broad equity market index and similar industry index. The companies comprising the Dow Jones U.S. Food Products and Dow Jones U.S. Marine Transportation Industry indices (the “Peer Group”) were chosen as the comparison because there is no single industry index to compare stock performance.

The following line graph shows a five-year comparison of cumulative total return for Seaboard Corporation, the NYSE American Index and the companies comprising the Peer Group, weighted by market capitalization for the five fiscal years commencing December 31, 2020, and ending December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Seaboard Corporation, the NYSE American Index, and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Seaboard Corporation
NYSE American
Peer Group

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

The comparison of cumulative total returns presented in the graph was plotted using the following index values and common stock price values:

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25

Seaboard Corporation	$100.00	$130.14	$125.14	$118.63	$80.97	$148.56
NYSE American	$100.00	$128.34	$123.38	$125.53	$126.17	$181.16
Peer Group	$100.00	$115.94	$128.57	$118.70	$112.05	$104.89

During each quarter in 2025, 2024 and 2023, Seaboard declared and paid quarterly dividends of $2.25 per share of common stock. Seaboard’s Board intends that Seaboard will continue to pay quarterly dividends for the reasonably foreseeable future, with such future dividends and the amount of any such dividends being subject to the determination, declaration and discretion of Seaboard’s Board and dependent upon factors such as Seaboard’s financial condition, results of operations, and current and anticipated cash needs, including capital requirements.

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock or options, rights or warrants with respect to Seaboard common stock may be granted.

The following table sets forth information concerning any purchases made by or on behalf of Seaboard or any “affiliated purchase” (as defined by applicable rules of the SEC) of Seaboard’s outstanding shares of common stock (“Shares”) during the fourth quarter of the fiscal year covered by this report.

Issuer Purchases of Equity Securities
				Approximate
			Total Number	Dollar Value
			Of Shares	of Shares that May
			Purchased as Part	Yet Be Purchased
	Total Number		Of Publicly	Under the Plans
	of Shares	Average Price	Announced Plans	or Programs (a)
Period	Purchased (a)	Paid per Share (b)	Or Programs (a)	(in millions)
September 28, 2025 to October 31, 2025	—	$—	—	$62
November 1, 2025 to November 30, 2025	157	3,466	157	62
December 1, 2025 to December 31, 2025	—	—	—	62
Total	157		157
(a)	In May 2025, Seaboard announced that its Board approved a share repurchase program authorizing the repurchase of up to $100 million of Shares through December 31, 2027, unless extended or earlier terminated. All purchases during the quarter were made pursuant to this share repurchase program. See Note 11 to the consolidated financial statements for further discussion of the program.
(b)	Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, Seaboard’s consolidated financial statements and the accompanying notes in Item 8. Certain statements in this report contain forward-looking statements. See the introduction in Item 1 for more information on these forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements. For discussion related to the results of operations for 2024 compared to 2023 refer to Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Seaboard’s Form 10-K for the year ended December 31, 2024.

OVERVIEW

Seaboard’s operations are heavily commodity-driven and financial performance for certain segments is cyclical based on respective global commodity markets and trends in economic activity. During 2025, the U.S. government imposed tariffs and trade restrictions on certain products from some foreign jurisdictions, and in response to these actions, some countries imposed retaliatory tariffs on certain products produced in the U.S. The impact of tariffs was not material to Seaboard’s 2025 results; however, Seaboard continues to monitor the current uncertainties with tariffs and other geopolitical conditions. Seaboard cannot be certain of the outcome, which could indirectly or directly adversely impact its future financial condition and results of operations. See Item 1A. Risk Factors for further discussion of risks associated with tariffs and other geopolitical conditions.

Pork Segment

The Pork segment primarily produces hogs to process and sells pork products throughout the U.S. and to foreign markets. Sales prices are directly affected by both domestic and worldwide supply and demand for pork products and other proteins. Feed accounts for the largest input cost of raising hogs and is materially affected by price changes for corn and soybean meal. Market prices for hogs purchased from third parties for processing at the plant also represent a significant cost factor. As a result, commodity price fluctuations can affect profitability and cash flows. This segment is Seaboard’s most capital-intensive segment, representing approximately 41% of Seaboard’s total fixed assets and approximately 37% of total inventories as of December 31, 2025. With the plant generally operating near capacity, Seaboard is continually looking for ways to enhance the plant’s operational efficiency, while also looking to increase margins by introducing new, higher margin value-added products. This segment also produces swine-derived renewable natural gas, but sales are not significant as most facilities are in the early stages of operation. Consistent production at each facility may take longer than expected as it is dependent upon a number of variables, including the maturity and volatile solid concentration of the lagoon, weather, hog health and methanogen health.

CT&M Segment

The CT&M segment provides integrated agricultural commodity trading, processing and logistics services. The majority of its sales are derived from sourcing agricultural commodities from multiple origins and delivering them to third-party and affiliate customers in various international locations. This segment’s sales are significantly affected by fluctuating prices of various commodities, such as wheat, corn and soybean meal. Exports from various countries can exacerbate volatile market conditions. Profit margins are sometimes protected through commodity derivatives and other risk management practices, but the execution of these purchase and delivery transactions have long cycles of completion, which may extend for several months with a high degree of price volatility. As a result, these factors can significantly affect sales volumes, operating income, working capital and related cash flows from period to period. Consolidated subsidiaries and non-consolidated affiliates operate the grain milling facilities in foreign countries that are, in most cases, lesser developed and are more likely to be significantly impacted by changes in local crop production, political instability and local government policies, as well as fluctuations in economic and industry conditions and foreign currency exchange rates. This segment represents approximately 37% of Seaboard’s total inventories as of December 31, 2025.

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

Liquid Fuels Segment

The Liquid Fuels segment produces biodiesel and renewable diesel and generates related environmental credits, specifically LCFS credits and RINs, and production tax credits. The profitability of this segment is impacted by world diesel prices, the market prices of pork fat, other animal fats and vegetable oils, all of which are utilized to produce biodiesel and renewable diesel, government mandates and incentives to use biofuels and the market price of environmental credits.

Power Segment

The Power segment is an independent power producer in the Dominican Republic. Spot market rates are impacted by fuel prices and the various producers supplying power to the grid. While fuel is this segment’s largest cost component and is subject to price fluctuations, higher fuel costs generally have been passed on to customers.

Turkey Segment

The Turkey segment represents Seaboard’s 52.5% non-controlling investment in Butterball, which is accounted for using the equity method of accounting. Butterball produces turkeys to process and sells turkey products. Sales prices are directly affected by both domestic and worldwide supply and demand for turkey products and other proteins. Feed accounts for the largest input cost of raising turkeys and is materially affected by price changes for corn and soybean meal. As a result, price fluctuations for corn and soybean meal affect profitability and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The primary objectives of Seaboard’s financing strategy are to effectively manage financial risks, ensure efficient liquidity for daily global operations and maintain balance sheet strength. Seaboard’s principal funding sources are generated from operating activities, short-term investments and borrowings from lines of credit and term loans. Seaboard’s cash requirements primarily include funding for working capital, capital expenditures, strategic investments and other needs. Management evaluates overall liquidity at least on a quarterly basis, and management believes Seaboard’s combination of internally-generated cash, liquidity and borrowing capabilities will be adequate to meet all short-term and long-term commitments.

As of December 31, 2025, Seaboard had cash and short-term investments of $1.2 billion and additional total working capital of $890 million. As of December 31, 2025, $161 million of the $1.2 billion of cash and short-term investments were held by Seaboard’s foreign subsidiaries. Seaboard considers substantially all foreign profits permanently reinvested in its foreign operations, except for previously-taxed undistributed earnings of Seaboard Marine and earnings of certain other foreign subsidiaries.

The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,417
Amounts drawn against lines	(458)
Available borrowing capacity as of December 31, 2025	$959

Available borrowing capacity fluctuates based on changes to the terms of line of credit agreements and draws needed to fund operations. During 2025, Seaboard reduced its borrowing capacity under the committed line of credit from $450 million to $300 million.

As of December 31, 2025, Seaboard had long-term debt of $991 million, which included the Term Loan due 2033 of $953 million. Current maturities of long-term debt were $11 million as of December 31, 2025. See Note 7 to the consolidated financial statements for more discussion on lines of credit and long-term debt. Seaboard will continue to evaluate opportunities to access efficient financing in the markets where it operates, leveraging low-cost funding to support its operations.

Cash Flows

Cash generated from operating activities was $568 million for the year ended December 31, 2025, compared to $519 million for 2024. The increase in operating cash flows was due to an increase in earnings, adjusted for non-cash items of $57 million, larger proceeds from investment tax credit sales of $53 million and increased dividend payments received of $27 million from equity method investments, partially offset by an increase in cash used for working capital of $88 million. The working capital fluctuation was primarily inventory-related due to production tax credits in Seaboard’s Liquid Fuels segment, and to a lesser extent, timing of sales and related cash receipts and inventory purchases in Seaboard’s Pork segment. There have been no sales of production tax credits to monetize this inventory during 2025.

Cash used in investing activities was $543 million for the year ended December 31, 2025, compared to $484 million for 2024. During 2025, Seaboard invested $562 million in property, plant and equipment, an increase of $51 million from the same period in the prior year. Of the 2025 total investment, $302 million was in the Marine segment, consisting primarily of installment payments on vessels under construction. Six new dual-fueled vessels were completed and delivered during 2025, the last of the original eight ordered vessels. In 2025, Seaboard Marine entered into an agreement to build a ninth new vessel at a cost of approximately $75 million. The new dual-fueled vessels bring greater fuel efficiency, increased twenty-foot equivalent unit (“TEU”) capacity and a host of other advantages to the Marine segment’s fleet and create a better overall fleet balance of owned and chartered vessels. Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities. Also, during 2025, Seaboard rebalanced its short-term investments portfolio using different investment vehicles in some cases, such as private funds. See Note 2 to the consolidated financial statements for further discussion. Additionally, during 2025, Seaboard continued to invest in long-term investments with a $50 million purchase of equity interests in a fund that owns corporate debt securities.

Cash provided by financing activities was $44 million for the year ended December 31, 2025, compared to $12 million for 2024. Cash flows from financing activities primarily include draws and repayments under committed and uncommitted lines of credit held with financial institutions across multiple jurisdictions and currencies. The daily needs for working capital primarily influence changes in Seaboard’s borrowing balances. During 2025, Seaboard’s Board of Directors approved a share repurchase program and Seaboard repurchased 13,261 Shares for $39 million, including excise taxes for the year ended December 31, 2025. The timing and volume of share repurchases will be determined by management at its discretion and will depend on a number of factors, including constraints specified in any applicable trading plans, the market price of the Shares, general business and market conditions, alternative investment opportunities, Seaboard’s financial condition and applicable legal requirements. The share repurchase program does not obligate Seaboard to acquire a minimum amount of Shares, and Seaboard cannot predict when, or if, it will repurchase any Shares or the amount of any such repurchases.

Capital Expenditures and Other Investments

Seaboard continues to make investments in its operations. The total budget for 2026 capital expenditures is approximately $625 million, and includes $150 million for the Power segment’s expenditures related to the construction of EDM IV, which is expected to commence operations in 2028, along with several projects individually immaterial across the remaining segments. The total estimated cost of the EDM IV barge project is approximately $315 million, with installment payments due based on milestones achieved. Management anticipates funding these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Based on specific facts and circumstances, Seaboard may also fund capital calls and issue borrowings for its equity method investments. Seaboard continues to look for opportunities to further grow and diversify its operations. Management intends to utilize existing liquidity, available borrowing capacity and other financing alternatives to fund these opportunities. The terms and availability of such financing may be impacted by economic and financial market conditions, as well as Seaboard’s financial condition and results of operations at the time Seaboard seeks such financing, and there can be no assurances that Seaboard will be able to obtain such financing on terms that will be acceptable or advantageous.

Future Contractual Obligations

Other than those obligations discussed above, future obligations mostly include normal operating expenses. For operating and finance leases, Seaboard had a current and noncurrent undiscounted obligation of $177 million and $396 million, respectively, as of December 31, 2025; see Note 5 to the consolidated financial statements for further discussion on leases. The majority of Seaboard’s purchase commitments for materials or supplies are related to grain, freight, fuel and hog procurement contracts with a current obligation of approximately $1.2 billion and a long-term obligation of approximately $1.8 billion as of December 31, 2025; see Note 8 to the consolidated financial statements for further discussion on commitments. These purchase commitments are of a normal, recurring nature with our commodity businesses and as agreements expire throughout the year they are renewed. Also, Seaboard is subject to obligations under its existing pension plans. As of December 31, 2025, the unfunded status of the non-qualified plans was $56 million. For additional information about Seaboard’s pension plans, see Note 9 to the consolidated financial statements.

RESULTS OF OPERATIONS

Net sales for the years ended December 31, 2025, 2024 and 2023 were $9.8 billion, $9.1 billion and $9.6 billion, respectively. The increase in sales of $646 million for 2025 compared to 2024 primarily reflected a $456 million increase in CT&M segment sales due to higher volumes of commodities and a $217 million increase in Marine segment sales due to increased voyage revenue. See the net sales discussion by reportable segment below for more details.

Operating income (loss) for the years ended December 31, 2025, 2024 and 2023 was $239 million, $156 million and ($87) million, respectively. The increase in operating income of $83 million for 2025 compared to 2024 primarily reflected an $83 million increase in Marine segment operating income due to higher voyage revenue, partially offset by higher voyage-related costs. See the operating income discussion by reportable segment below for more details.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $34 million for the year ended December 31, 2025, compared to 2024 primarily due to higher personnel costs and bad debt expense of $8 million.

Interest Expense

Interest expense decreased $2 million for the year ended December 31, 2025, compared to 2024 primarily due to lower interest rates on outstanding debt, partially offset by a decrease of $18 million in capitalized interest on construction in progress.

Income Tax Benefit (Expense)

The 2025 effective tax rate decreased compared to 2024 primarily due to the reversal of the valuation allowance recorded on certain U.S. deferred tax assets in the prior year. During 2024, Seaboard established a valuation allowance against its U.S. deferred tax asset balances of $212 million as Seaboard’s U.S. operations were in a historical three-year cumulative loss position and, based on the weight of available evidence, Seaboard determined that it was more likely than not that the benefit of the deferred tax assets would not be realized. However, as of December 31, 2025, Seaboard’s U.S. operations were in a three-year cumulative income position and, based on the weight of available evidence, Seaboard has determined that it is more likely than not that the deferred tax assets will be utilized. Seaboard released substantially all of its U.S. valuation allowance, resulting in an income tax benefit of $170 million for the year ended

December 31, 2025. A valuation allowance remains recorded on certain U.S. and foreign deferred tax attributes that are not more likely than not to be realized. See Note 12 to the consolidated financial statements for further discussion.

Segment Results

See Note 13 to the consolidated financial statements for a reconciliation of net sales and operating income by reportable segment to consolidated net sales and consolidated operating income, respectively.

Pork Segment

				2025 vs. 2024	2024 vs. 2023
(Millions of dollars)	2025	2024	2023	$	$
Net sales	$2,018	$2,055	$1,818	$(37)	$237
Operating income (loss)	$67	$20	$(455)	$47	$475
Income from affiliates	$34	$26	$33	$8	$(7)

The decrease in net sales for the year ended December 31, 2025, compared to 2024 was due to lower volumes of pork products, and to a lesser extent, market hogs sold, which decreased sales $106 million and $37 million, respectively, partially offset by higher sales prices which increased sales $108 million. Lower sales volumes were primarily due to the availability of hogs related to diseases and timing of deliveries to the processing plants.

The increase in operating income for the year ended December 31, 2025, compared to 2024 reflected higher margins on pork products and market hogs sold, primarily due to higher sales prices and lower hog production costs, including lower feed costs of $160 million. Higher margins were partially offset by favorable adjustments to the lower of cost and net realizable value (“LCNRV”) inventory reserve in 2024 with no adjustments in 2025, an increase in legal claims expense and lower sales volumes. With improved pork prices and lower grain commodity costs, the LCNRV inventory reserve decreased $42 million during the first half of 2024 and has not been needed since. While management anticipates the Pork segment will be profitable in 2026, no assurances can be made as it is difficult to predict market prices for pork products, the cost of production or third-party hogs and the impact of tariffs for future periods.

CT&M Segment

				2025 vs. 2024	2024 vs. 2023
(Millions of dollars)	2025	2024	2023	$	$
Net sales	$5,173	$4,717	$5,139	$456	$(422)
Operating income	$143	$132	$145	$11	$(13)
Income (loss) from affiliates	$17	$17	$(18)	$—	$35

Net sales increased for the year ended December 31, 2025, compared to 2024 primarily due to higher volumes of certain commodities sold, which increased sales $743 million, partially offset by 5% lower average sales prices, which decreased sales $287 million. Sales prices for Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income increased for the year ended December 31, 2025, compared to 2024 primarily due to an increase of $31 million in mark-to-market gains on derivative contracts, which continue to fluctuate until final delivery of product, and higher margins on certain commodities sold at trading offices, partially offset by lower margins at certain mills driven by government price controls and higher selling, general and administrative expenses of $19 million due to bad debt expense and salaries and benefits. While management anticipates positive operating income, excluding the effects of mark-to-market adjustments, for this segment in 2026, no assurances can be made as it is difficult to predict worldwide commodity price fluctuations and the uncertain political and economic conditions in the countries in which this segment operates.

Marine Segment

				2025 vs. 2024	2024 vs. 2023
(Millions of dollars)	2025	2024	2023	$	$
Net sales	$1,605	$1,388	$1,499	$217	$(111)
Operating income	$165	$82	$228	$83	$(146)

The increase in net sales for the year ended December 31, 2025, compared to 2024 was due to higher freight rates and cargo volumes. The increase in average freight rates was driven by various freight rate increases and a more favorable mix of cargo types. Cargo volumes in 2025 increased 7% compared to 2024.

The increase in operating income for the year ended December 31, 2025, compared to 2024 was primarily the result of higher voyage revenue, partially offset by higher voyage-related costs, such as stevedoring, terminal services, trucking costs and slot costs, which are primarily driven by higher cargo volumes. Many of this segment’s costs are variable in nature and the overall expense amounts will fluctuate as volumes increase or decrease. While management anticipates this segment will be profitable in 2026, no assurances can be made as it is difficult to predict changes in cargo volumes, cargo rates, fuel costs or other voyage costs for future periods.

Liquid Fuels Segment

				2025 vs. 2024	2024 vs. 2023
(Millions of dollars)	2025	2024	2023	$	$
Net sales	$605	$556	$698	$49	$(142)
Operating loss	$(127)	$(100)	$(73)	$(27)	$(27)

The increase in net sales for the year ended December 31, 2025, compared to 2024 was driven by higher environmental credit and fuel sales, partially offset by the expiration of the federal blender’s tax credit, as $125 million of credits were recognized during 2024 compared to none in 2025. The expired federal blender’s tax credit was replaced by a new clean fuel production tax credit effective January 1, 2025, that is recorded as a reduction to cost of sales. Higher prices and volumes of environmental credits sold increased sales $69 million and $28 million, respectively, and higher prices and volumes of fuel sold increased sales $66 million and $10 million, respectively, as compared to 2024. The increase in volume of fuel and credits sold primarily related to renewable diesel sales as the plant was not operational for four months during the first half of 2024 due to repairs as compared to regularly scheduled maintenance performed during 2025.

The increase in operating loss for the year ended December 31, 2025, compared to 2024 was primarily due to 19% higher feedstock costs and lower income recognized from the production tax credits as compared to the federal blender’s tax credits, partially offset by higher environmental credit and fuel revenue. The 2025 income from production tax credits accounted for 52% of the total income generated by federal blender’s tax credits in 2024, inclusive of volume fluctuations. The production tax credit value varies based on the greenhouse gas emissions factor of fuel produced. Based on current market conditions, management anticipates near break-even results in 2026, but no assurances can be made as it is difficult to predict market prices for biodiesel, renewable diesel and credits, the cost of feedstock or production levels for future periods.

Power Segment

				2025 vs. 2024	2024 vs. 2023
(Millions of dollars)	2025	2024	2023	$	$
Net sales	$232	$239	$237	$(7)	$2
Operating income	$46	$61	$71	$(15)	$(10)

The decrease in net sales for the year ended December 31, 2025, compared to 2024 reflected a decrease in power generation from EDM III primarily due to more power generation from lower variable-cost producers and timing of maintenance performed that more than offset EDM II’s increased power generation.

The decrease in operating income for the year ended December 31, 2025, compared to 2024 was primarily driven by the decrease in net sales and higher fuel costs, primarily heavy fuel oil, due to increased consumption for EDM II. Generally, heavy fuel oil is more expensive than natural gas. While management anticipates this segment will be profitable in 2026, no assurances can be made as it is difficult to predict fuel costs or the extent that spot market rates will fluctuate due to fuel costs or other power producers for future periods.

Turkey Segment

				2025 vs. 2024	2024 vs. 2023
(Millions of dollars)	2025	2024	2023	$	$
Income from affiliate	$82	$37	$87	$45	$(50)

The Turkey segment represents Seaboard’s non-controlling 52.5% investment in Butterball, which is accounted for using the equity method. The increase in Butterball’s net income of $84 million for the year ended December 31, 2025, compared to 2024 was the result of increased sales attributable to 10% higher volumes of turkey products sold and 2% higher prices, partially offset primarily by 16% higher plant costs due to more volumes sold. While management anticipates this segment will be profitable for 2026, no assurances can be made as it is difficult to predict market prices for turkey products, the cost of production for future periods and impacts from diseases.

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

Income Taxes

Seaboard must make estimates and apply judgment in determining the provision for income taxes for financial reporting purposes. As of each reporting date, management considers new information that could affect its conclusions regarding the future realization of Seaboard’s deferred tax assets. In evaluating Seaboard’s ability to recover deferred tax assets within the jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the deferred tax assets. Seaboard might rely more on forecasts in the future for certain evidence and given the inherent uncertainty involved, there can be significant differences between anticipated and actual results. Unforeseen events may significantly impact forecasts or actual results, and these changes could have a material impact on Seaboard’s income taxes. Changes in estimates and judgments may result in a material increase or decrease to the tax provision, which would be recorded in the period in which the change occurs.

During the third quarter of 2024, after considering U.S. pre-tax book income and the effects of permanent differences, Seaboard’s U.S. operations were in a historical three-year cumulative loss position, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Under U.S. GAAP, the presence of a three-year cumulative loss limits Seaboard’s ability to consider other subjective evidence, such as its expectations of future taxable income and projections of growth. As a result, Seaboard recorded a valuation allowance and related charge to income tax expense of $212 million for the year ended December 31, 2024. During the fourth quarter of 2025, Seaboard’s U.S. operations were in a historical three-year cumulative income position. After evaluating both positive and negative evidence, Seaboard reversed its valuation allowance on certain domestic deferred tax assets. Seaboard recognized $170 million of income tax benefit during 2025 as a result of changes in the valuation allowance in the U.S. As of December 31, 2025, Seaboard had a valuation allowance of $72 million, of which $46 million relates to domestic deferred tax assets.

Impairment of Long-Lived Assets

Seaboard tests its long-lived asset groups for impairment when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include;

• Material adverse changes in projected revenues or expenses, present negative cash flows combined with a history of negative cash flows and a forecast that demonstrates significant continuing losses;

• Adverse change in legal factors or significant negative industry or regulatory trends (such as overcrowding of market offerings or changes in regulations, resulting in excess capacity relative to market demand);

• Current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life;

• Significant adverse change in the manner in which an asset group is used or in its physical condition; and

• Significant change in the asset grouping

When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. Asset groups are tested at the level of the smallest identifiable group of assets that generate cash flows that are largely independent of the cash flows from other assets or groups of assets. Inherent in management’s development of cash flow projections are assumptions and estimates derived from a review of Seaboard’s operating results, business plan forecasts, expected growth rates and cost of capital, similar to those a market participant would use to assess fair value. Management also makes certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. During 2025, continued operating losses in Seaboard’s Liquid Fuels’ segment were identified as a triggering event requiring an impairment analysis. Management subsequently performed a recoverability test on this asset group, which has a carrying value of approximately $345 million as of December 31, 2025. The test indicated that the sum of the estimated undiscounted future cash flows, based on the remaining useful life of the primary asset, the renewable diesel plant, exceeded the asset group's carrying value by greater than 100%. Accordingly, no impairment charge was recorded. These cash flow projections are highly dependent on certain significant assumptions, most notably forecasts of fuels and environmental credit sales prices and feedstock costs. Management continues to monitor the performance of this segment and these key assumptions closely.

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

Volatility in foreign currency exchange rates, caused by political and economic conditions of the countries in which Seaboard does business, along with fluctuations in the value of the U.S. dollar, exposes Seaboard to fluctuating foreign currency gains and losses that cannot be predicted. Since changes in foreign currency exchange rates affect the cash paid or received on foreign currency-denominated receivables and payables, Seaboard manages certain of these risks through the use of foreign currency exchange agreements.

The following table presents the sensitivity of the fair value of Seaboard’s derivatives to a hypothetical 10% change in market prices and foreign exchange rates as of December 31, 2025 and 2024. The fair value is calculated for each item by valuing each net position at quoted market prices as of the applicable date.

(Millions of dollars)	December 31, 2025	December 31, 2024
Grains and oilseeds	$23	$34
Vegetable oils	1	—
Hogs and pork products	1	3
Foreign currencies	21	36

Equity price risk is the risk that Seaboard may incur losses due to adverse changes in the market prices of the equity securities it holds in its short-term investment portfolio. Market prices for equity securities are subject to fluctuation and may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. As of December 31, 2025 and 2024, a hypothetical 10% change in market prices of Seaboard’s equity securities would have impacted results of operations by $86 million and $30 million, respectively. As of December 31, 2025, the underlying investments of several equity securities are debt securities, and accordingly, will not have as much exposure to equity price risk in general.

As changes in interest rates affect the cash required to service variable-rate debt, Seaboard may use interest rate exchange agreements to manage risks of increasing interest rates. At December 31, 2025, Seaboard had variable-rate long-term debt outstanding of $953 million with an interest rate of 5.39%. A hypothetical 10% change in interest rates effective at December 31, 2025, would have had an immaterial impact on interest expense. Long-term debt sensitive to changes in interest rates as of December 31, 2024 totaled $963 million with an interest rate of 6.08%.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Seaboard Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seaboard Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

(i)	Sufficiency of audit evidence over net sales

As described in Note 13 to the consolidated financial statements, the Company earned $9.7 billion of net sales in 2025. Net sales were primarily generated by the Company’s Pork, Commodity Trading and Milling, Marine, Liquid Fuels, and Power operations, which were dispersed over numerous countries. We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required auditor judgment due to the geographical dispersion of net sales. Furthermore, given the disaggregation of local management and language differences between locations, our audit team consisted of auditors located in multiple countries around the world. The following are the primary procedures we performed to address this critical audit matter. We evaluated the nature and amounts of the Company’s net sales at its various locations and applied auditor judgment to determine the locations at which procedures were to be performed. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s net sales process, including controls related to the recognition of global net sales amounts. We tested samples of individual net sales transactions by comparing the amounts recognized by the Company to relevant underlying documentation such as purchase orders, contractual arrangements, and delivery documents, as applicable. We also performed a software-assisted data analysis to test relationships among certain revenue transactions. In addition, we evaluated the sufficiency of audit evidence obtained over net sales by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

We have served as the Company’s auditor since 1959.

Kansas City, Missouri

February 12, 2026

SEABOARD CORPORATION

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Millions of dollars except share and per share amounts)	2025	2024	2023
Net sales:
Products (includes sales to affiliates of $1,157, $1,168 and $1,119)	$7,803	$7,381	$7,754
Services (includes sales to affiliates of $39, $38 and $27)	1,706	1,473	1,566
Other	237	246	242
Total net sales	9,746	9,100	9,562
Cost of sales and operating expenses:
Products	7,510	7,129	7,893
Services	1,370	1,227	1,194
Other	173	168	159
Total cost of sales and operating expenses	9,053	8,524	9,246
Gross income	693	576	316
Selling, general and administrative expenses	454	420	403
Operating income (loss)	239	156	(87)
Interest expense (includes $1, $1 and $0 from affiliates)	(70)	(72)	(58)
Income from affiliates	138	85	105
Other income, net	103	77	147
Earnings before income taxes	410	246	107
Income tax benefit (expense)	91	(156)	120
Net earnings	$501	$90	$227
Less: Net earnings attributable to noncontrolling interests	(5)	(2)	(1)
Net earnings attributable to Seaboard	$496	$88	$226

Earnings per common share	$514.46	$90.62	$202.21
Average number of shares outstanding	964,113	971,055	1,117,636

Other comprehensive income, net of income tax expense of $0, $0 and $(4):
Foreign currency translation adjustment	28	4	(3)
Unrecognized pension benefit	7	30	15
Other comprehensive income, net of tax	$35	$34	$12
Comprehensive income	536	124	239
Less: Comprehensive income attributable to noncontrolling interests	(5)	(2)	(1)
Comprehensive income attributable to Seaboard	$531	$122	$238
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Balance Sheets

	December 31,
(Millions of dollars except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$178	$98
Short-term investments	1,052	1,075
Receivables:
Trade	589	569
Due from affiliates	97	87
Other (includes $1 and $5 due from affiliates)	111	166
Total receivables	797	822
Allowance for credit losses	(42)	(31)
Receivables, net	756	791
Inventories	1,513	1,408
Other current assets	131	146
Total current assets	3,630	3,518
Property, plant and equipment, net of accumulated depreciation of $2,379 and $2,162	2,820	2,560
Operating lease right-of-use assets, net	362	382
Investments in and advances to affiliates	795	738
Goodwill	168	164
Long-term investments	208	141
Deferred tax asset	145	69
Other non-current assets (includes $6 and $1 due from affiliates)	118	93
Total assets	$8,246	$7,665
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$458	$314
Accounts payable (includes $32 and $31 due to affiliates)	397	418
Accrued compensation and benefits	122	128
Deferred revenue (includes $18 and $17 due to affiliates)	77	83
Operating lease liabilities	113	134
Accrued voyage costs	78	74
Other current liabilities	265	256
Total current liabilities	1,510	1,407
Long-term debt, less current maturities	977	987
Long-term operating lease liabilities	275	276
Accrued pension liability	71	67
Deferred tax liability	31	32
Other non-current liabilities	147	147
Total liabilities	3,011	2,916
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. 1,250,000 shares authorized; 957,794 and 971,055 shares issued and outstanding, respectively	1	1
Accumulated other comprehensive loss	(341)	(376)
Retained earnings	5,552	5,104
Total Seaboard stockholders’ equity	5,212	4,729
Noncontrolling interests	23	20
Total equity	5,235	4,749
Total liabilities and equity	$8,246	$7,665
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Changes in Equity

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars except per share amounts)	Stock	Loss	Earnings	Interests	Total
Balances, January 1, 2023	$1	$(422)	$5,417	$18	$5,014
Comprehensive income:
Net earnings	—	—	226	1	227
Other comprehensive income, net of tax	—	12	—	—	12
Repurchase of common stock from affiliates	—	—	(608)	—	(608)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Dividends on common stock, $9.00/share	—	—	(10)	—	(10)
Balances, December 31, 2023	1	(410)	5,025	18	4,634
Comprehensive income:
Net earnings	—	—	88	2	90
Other comprehensive income, net of tax	—	34	—	—	34
Dividends on common stock, $9.00/share	—	—	(9)	—	(9)
Balances, December 31, 2024	1	(376)	5,104	20	4,749
Comprehensive income:
Net earnings	—	—	496	5	501
Other comprehensive income, net of tax	—	35	—	—	35
Repurchase of common stock	—	—	(39)	—	(39)
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Dividends on common stock, $9.00/share	—	—	(9)	—	(9)
Balances, December 31, 2025	$1	$(341)	$5,552	$23	$5,235
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Consolidated Statements of Cash Flows

	Years ended December 31,
(Millions of dollars)	2025	2024	2023
Operating activities:
Net earnings	$501	$90	$227
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	318	311	283
Deferred income taxes	(76)	130	(154)
Income from affiliates	(138)	(85)	(105)
Investment gains, net	(39)	(19)	(85)
Dividends received from affiliates	91	64	117
Other, net	11	40	7
Changes in assets and liabilities:
Receivables, net of allowance	26	(46)	176
Inventories	(93)	61	200
Other assets	13	(12)	3
Accounts payable	(42)	(5)	(32)
Other liabilities, exclusive of debt	(4)	(10)	73
Net cash from operating activities	568	519	710
Investing activities:
Purchase of short-term investments	(2,851)	(1,366)	(2,519)
Proceeds from sale and maturity of short-term investments	2,912	1,368	2,746
Capital expenditures	(562)	(511)	(506)
Proceeds from sale of property, plant and equipment	35	34	34
Purchase of long-term investments	(80)	(13)	(16)
Other, net	3	4	(12)
Net cash used in investing activities	(543)	(484)	(273)
Financing activities:
Uncommitted lines of credit, net	133	(10)	(172)
Draws under committed line of credit	818	1,440	1,173
Repayments of committed line of credit	(809)	(1,370)	(1,199)
Proceeds from long-term debt	—	—	310
Principal payments of long-term debt	(11)	(10)	(8)
Proceeds from payable to affiliate	—	29	—
Finance lease payments	(38)	(49)	(57)
Repurchase of common stock (includes $600 from affiliates)	(39)	(8)	(600)
Dividends paid	(9)	(9)	(10)
Other, net	(1)	(1)	(18)
Net cash from (used in) financing activities	44	12	(581)
Effect of exchange rate changes on cash and cash equivalents	11	(5)	1
Net change in cash and cash equivalents	80	42	(143)
Cash and cash equivalents at beginning of year	98	56	199
Cash and cash equivalents at end of year	$178	$98	$56
Supplemental cash flow information
Amounts paid during the year for:
Interest, net of interest capitalized	$75	$57	$56
Income taxes, net of tax credit sales proceeds of $81, $28, $0 and refunds	(6)	40	47
Non-cash additions to property, plant and equipment	18	25	4
See accompanying notes to consolidated financial statements.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 1 − Summary of Significant Accounting Policies

Operations of Seaboard Corporation and its Subsidiaries

Seaboard Corporation and its subsidiaries (collectively, “Seaboard”) together comprise a diversified group of companies that operate worldwide in agricultural, energy and ocean transport businesses. Seaboard is primarily engaged in hog production, pork processing and biofuel production in the United States (“U.S.”); commodity trading and grain processing in Africa and South America; cargo shipping services in the U.S., Caribbean and Central and South America; and electric power generation in the Dominican Republic. Seaboard also has an equity method investment in Butterball, LLC (“Butterball”), a producer and processor of turkey products. Seaboard’s outstanding common stock is closely held, with approximately 74% collectively owned by Seaboard Flour LLC and SFC Preferred, LLC.

Principles of Consolidation

The consolidated financial statements include the accounts of Seaboard Corporation and its domestic and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information from certain foreign subsidiaries is reported on a one- to three-month lag, depending on the specific entity.

Investments in Affiliates

Investments in non-consolidated affiliates, where Seaboard has significant influence but does not have a controlling interest, are accounted for by the equity method. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. Seaboard reviews its investments in affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. For the Commodity Trading & Milling (“CT&M”) segment, investments in affiliates are primarily in foreign countries, which are less developed than the U.S. and therefore expose Seaboard to greater financial risks. At certain times when there are ongoing losses, local economies are depressed, commodity-based markets are less stable or foreign governments cause challenging business conditions, management evaluates the fair value of the equity method investments for impairment. As the fair value of these investments is not readily determinable, management uses other methods to determine fair value such as estimated future cash flows, including assumptions on growth rates and consideration of other local business conditions as applicable.

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

Foreign Currency Transactions and Translation

Seaboard has operations in several foreign countries, and the currencies of the countries fluctuate in relation to the U.S. dollar, resulting in foreign currency gains and losses. Certain CT&M segment subsidiaries located in Ivory Coast, Senegal and Zambia use local currency as their functional currency. Assets and liabilities of these subsidiaries are translated to U.S. dollars at period-end exchange rates, and income and expenses are translated at average exchange rates. Translation gains and losses are recorded as components of other comprehensive income. Also, certain non-consolidated affiliates, primarily in the CT&M segment, use local currency as their functional currency.

Cash and Cash Equivalents

Cash equivalents include all demand deposits, overnight investments and other highly liquid investments with original maturities of three months or less.

Short-Term Investments

Short-term investments are carried at fair value and categorized as trading securities as Seaboard has the intent and ability to sell for business needs as they arise. For investments that do not have a readily determinable fair value, Seaboard has elected to use the net asset value (“NAV”) of the investment as a practical expedient to estimate fair value. Changes in the fair value of short-term investments are recorded as unrealized gains and losses included in other income, net in the consolidated statements of comprehensive income, with any purchases and sales recorded on a settlement date basis.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and generally do not bear interest.

The allowance for credit losses is Seaboard’s best estimate of the amount of probable credit losses using the current expected credit loss model. This model estimates the lifetime of expected credit loss based on historical experience, current conditions and reasonable supportable forecasts. Changes in estimates and other new information can have a material effect on future evaluations. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The activity within the allowance for credit losses was as follows:

	Balance at			Balance at
(Millions of dollars)	beginning of year	Provision(a)	Net deductions(b)	end of year
Allowance for Credit Losses:
Year ended December 31, 2025	$31	11	—	$42
Year ended December 31, 2024	$30	3	(2)	$31
Year ended December 31, 2023	$31	5	(6)	$30

(a)	Provision amounts are charged to selling, general and administrative expenses.
(b)	Includes write-offs net of recoveries, foreign currency translation adjustments and other adjustments.

Notes Receivable

Notes receivable are included in other receivables, if current, and other non-current assets, if long-term. Seaboard’s notes receivable balances, net of reserves, were $43 million and $40 million as of December 31, 2025 and 2024, respectively. Seaboard monitors the credit quality of notes receivable, using the current expected credit loss model.

The activity within the allowance for notes receivable was as follows:

	Balance at			Balance at
(Millions of dollars)	beginning of year	Provision	Net deductions	end of year
Allowance for Notes Receivable:
Year ended December 31, 2025	$14	—	—	$14
Year ended December 31, 2024	$16	—	(2)	$14
Year ended December 31, 2023	$17	2	(3)	$16

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

Production tax credits that are transferable replaced the federal blender’s tax credit on January 1, 2025. Analogizing to an international accounting standard, due to the absence of specific U.S. GAAP guidance not yet adopted for such governmental credits, Seaboard elects to recognize these production tax credits in inventories as it intends to sell to third parties, with an offset to cost of sales, when the economic benefit of the credit is deemed probable. The production tax credits are carried at estimated fair value per the U.S. government model, net of a discount upon expected sale. Environmental credits, specifically renewable identification numbers (“RINs”) and Low Carbon Fuel Standard (“LCFS”) credits, are recorded in inventory upon generation and then recognized in revenue from products when sold to third parties. The inventory values of these credits are subject to market price fluctuations and regulatory changes.

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

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

measured by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. Impairment is recognized if the carrying amount of the assets exceeds the estimated fair value of the assets. Due to sustained operating losses, management performed asset impairment tests in 2025 and 2024 of the Liquid Fuels segment’s property, plant and equipment and concluded assets were not impaired.

Right-of-Use Assets and Lease Liabilities

Right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. For leases that do not have readily determinable implicit discount rates, Seaboard adjusts its incremental borrowing rate by the local risk-free interest rate on its Term Loan due 2033 with a credit risk premium corresponding to Seaboard’s unreported credit rating. Then Seaboard determines discount rates based on term, country and currency where the leased asset is located. Seaboard accounts for lease and non-lease components as a single lease component for all classes of underlying assets. Seaboard does not recognize ROU assets and lease liabilities for short-term leases with terms greater than one month but less than 12 months.

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

The changes in the carrying amount of goodwill were as follows:

	Pork	CT&M
(Millions of dollars)	Segment	Segment	Total
Balance, December 31, 2023	$22	$138	$160
Foreign currency translation	—	4	4
Balance, December 31, 2024	22	142	164
Foreign currency translation	—	4	4
Balance, December 31, 2025	$22	$146	$168

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

	December 31,
(Millions of dollars)	2025	2024
Beginning balance	$36	$34
Accretion expense	2	2
Liability for additional lagoons	2	—
Ending balance	$40	$36

Pension Plans

Seaboard records annual income and expense amounts relating to its pension plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases and retirement rates. Seaboard reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods using the corridor approach. Under this approach, actuarial (gains) losses that exceed 10% of the greater of the pension benefit obligation or the fair value of plan assets are generally amortized over the average remaining working lifetime of the participants. The measurement date for all plans is December 31. The service cost component of net periodic benefit cost is recorded in either cost of sales or selling, general and administrative expenses depending upon the employee, and the other components of net periodic benefit cost are recorded in other income, net in the consolidated statements of comprehensive income. Settlements are recognized when lump sum payments on a cumulative basis exceed the service cost plus interest cost for the respective plan.

Revenue Recognition

Almost all of Seaboard’s contracts with its customers are less than one year. Seaboard recognizes revenue when control of the promised products or services is transferred to its customers, in an amount that reflects the consideration it expects to receive in exchange for those products or services. The majority of Seaboard’s revenue arrangements consist of a single performance obligation as the promise to transfer the individual product or service is not separately identifiable from other promises in the contracts, including shipping and handling and customary storage, and, therefore, not distinct. Revenue from products and services transferred to customers at a single point in time accounts for approximately 85% of Seaboard’s net sales. Substantially all of the sales in Seaboard’s Marine segment are recognized ratably over the transit time for each voyage, as the performance obligation to its customers is satisfied.

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

Research and Development

Seaboard conducts research and development activities to develop new products and to improve existing products and processes. Seaboard incurred research and development expenses of $64 million, $113 million and $361 million for the years ended December 31, 2025, 2024 and 2023, respectively. These costs are expensed as incurred.

Other Income, Net

The components of other income, net on the consolidated statements of comprehensive income were as follows:

	Years Ended December 31,
(Millions of dollars)	2025	2024	2023
Interest and dividend income	$74	$68	$62
Investment gains, net	39	19	85
Foreign currency losses, net	(14)	(9)	(4)
Miscellaneous, net	4	(1)	4
Total other income, net	$103	$77	$147

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

Seaboard accounts for the global intangible low-taxed income provision (“GILTI”) and the base-erosion and anti-abuse tax provision taxes in the period incurred. The Organization for Economic Cooperation and Development’s (“OECD”)

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Pillar Two Model Rules (“Pillar Two”) are considered an alternative minimum tax, and therefore deferred taxes are not recognized or adjusted for the estimated future effects of the minimum tax.

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

Recently Issued Accounting Standards Adopted

For the year ended December 31, 2025, Seaboard adopted Financial Accounting Standards Board (“FASB”) guidance that requires additional detailed income tax disclosures related to standardization and disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. This accounting standard was applied prospectively to the current annual period, and prior period disclosures were not adjusted. See Note 12 to the consolidated financial statements for expanded disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In December 2025, the FASB issued guidance on the recognition, measurement and presentation of government grants. The standard is effective for interim and annual reporting periods beginning January 1, 2029. Seaboard is assessing the impact this guidance will have on its financial statements, including the accounting for production tax credits. Based on preliminary analysis, Seaboard does not expect significant changes, as the U.S. GAAP model under the new standard is largely aligned with international accounting standards applicable for Seaboard’s facts and circumstances.

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

Note 2 − Investments

The following is a summary of the fair value of short-term investments classified as trading securities:

	December 31,
(Millions of dollars)	2025	2024
Domestic equity securities (a)	$713	$205
Foreign equity securities	145	98
Domestic fixed-income mutual funds	136	—
Foreign fixed-income mutual funds	26	—
Domestic debt securities - other	25	635
Foreign debt securities - other	—	102
Money market funds held in trading accounts	7	28
Other trading securities	—	7
Total short-term investments	$1,052	$1,075
(a)	Includes $382 million of equity interests in private funds that hold debt securities as of December 31, 2025.

During the fourth quarter of 2025, Seaboard sold certain domestic and foreign debt securities and re-invested the proceeds into equity funds that hold high-quality, liquid debt securities. See Note 10 to the consolidated financial statements for more information on measuring fair value for the investments.

The unrealized gains (losses) related to trading securities still held at the end of the respective reporting period were ($10) million, $13 million and $39 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Long-term Investments

During 2025, Seaboard invested $50 million in a fund that owns corporate debt securities. Seaboard’s intention is to hold this investment through its wind-down period, with principal distributions expected primarily over the subsequent four to five years. See Note 10 to the consolidated financial statements for more information on measuring fair value. Seaboard’s other long-term investments are primarily in real estate and are accounted for under the equity method of accounting.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 3 − Inventories

The following table is a summary of inventories:

	December 31,
(Millions of dollars)	2025	2024
At lower of FIFO cost and net realizable value ("NRV"):
Hogs and materials	$476	$471
Pork products and materials	66	66
Grains, oilseeds and other commodities	346	367
Biofuels and related credits	339	221
Other	77	64
Total inventories at lower of FIFO cost and NRV	1,304	1,189
Grain, flour and feed at lower of weighted-average cost and NRV	209	219
Total inventories	$1,513	$1,408

Production tax credits of $66 million are included in the December 31, 2025 biofuels and related credits inventory balance. These credits are able to be monetized upon a sale to a third party, and there were no production tax credit sales for the year ended December 31, 2025.

Note 4 − Property, Plant and Equipment

The following table is a summary of property, plant and equipment:

	Useful				December 31,
(Millions of dollars)	Lives				2025	2024
Land and improvements	3	-	15	years	$504	$470
Buildings and improvements	25	-	30	years	878	859
Machinery and equipment	1	-	25	years	2,600	2,443
Vessels	10	-	25	years	752	372
Vehicles	3	-	8	years	145	136
Office furniture and fixtures	3	-	10	years	55	50
Contract growers	5	-	15	years	141	155
Construction in progress					124	237
Total property, plant and equipment					5,199	4,722
Accumulated depreciation and amortization					(2,379)	(2,162)
Net property, plant and equipment					$2,820	$2,560

Seaboard’s capitalized interest on construction in progress was $7 million, $24 million and $17 million for the years ended December 31, 2025, 2024 and 2023 respectively.

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

Seaboard’s operating lease assets and liabilities are reported separately in the consolidated balance sheets. The classifications of Seaboard’s finance leases in the consolidated balance sheets were as follows:

(Millions of dollars)		2025	2024
Finance lease right-of-use assets, net	Property, plant and equipment, net	$89	$96
Finance lease liabilities	Other current liabilities	40	29
Non-current finance lease liabilities	Other liabilities	54	68

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

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The components of lease cost were as follows for the years ended December 31:

(Millions of dollars)	2025	2024	2023
Operating lease cost	$168	$182	$190
Finance lease cost:
Amortization of right-of-use assets	40	50	54
Interest on lease liabilities	5	5	6
Variable lease cost (a)	6	6	10
Short-term lease cost (b)	12	7	9
Sublease income	(1)	—	(7)
Total lease cost	$230	$250	$262
(a)	Includes throughput of cargo containers in excess of minimums and changes in indexed charter hire rates.
(b)	Short-term leases are primarily for cargo containers and vessels.

Weighted-average lease terms and discount rates were as follows as of December 31, 2025 and 2024:

	Operating Leases		Finance Leases
	2025	2024	2025	2024
Weighted-average remaining term (in years)	5	5	5	6
Weighted-average discount rate	7.11%	6.83%	5.19%	4.37%

Maturities of lease liabilities as of December 31, 2025, were as follows:

	Operating	Finance
(Millions of dollars)	Leases	Leases
2026	$134	$43
2027	109	15
2028	79	11
2029	35	10
2030	24	8
Thereafter	85	20
Total undiscounted lease payments	466	107
Less: imputed interest	78	13
Total lease liability	$388	$94

The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of ROU assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the consolidated statements of cash flows.

	Years ended December 31,
(Millions of dollars)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$168	$179	$193
Operating cash flows from finance leases	5	5	6
Financing cash flows from finance leases	38	49	57
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$131	$142	$117
Finance leases	61	3	5

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 6 – Investments in Affiliates

Seaboard has investments in several non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting.

	Investments in and		Income (Loss)
	Advances to Affiliates		from Affiliates
	December 31,		Years ended December 31,
(Millions of dollars)	2025	2024	2025	2024	2023
Pork	$160	$154	$34	$26	$32
CT&M	173	164	17	17	(18)
Turkey	413	375	82	37	87
Other	49	45	5	5	4
Segment/Consolidated Totals	$795	$738	$138	$85	$105

Purchases of raw materials or services from related parties included in cost of sales were $78 million, $68 million and $86 million for the years ended December 31, 2025, 2024 and 2023, respectively. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives.

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

Combined financial information for the Pork segment’s non-consolidated affiliates was as follows:

Pork Segment	December 31,
(Millions of dollars)	2025	2024	2023
Net sales	$2,555	$2,376	$2,205
Net income	$69	$52	$65
Total assets	$655	$608	$604
Total liabilities	$340	$302	$299
Total equity	$315	$306	$305

The CT&M segment has investments in foreign businesses conducting flour, maize and feed milling, baking operations, and protein production and processing. The CT&M segment supplies commodities to the majority of its milling affiliates. As of December 31, 2025, the location and percentage ownership of CT&M’s affiliates were as follows: Botswana (50%), Democratic Republic of the Congo (50%), The Gambia (50%), Kenya (18.47%-49%), Lesotho (50%), Mauritania (33.33%), Senegal (49%), South Africa (50%), Tanzania (11.76%-49%), Uganda (23.50%-49%) and Zambia (49%) in Africa; Colombia (40%-42%), and Ecuador (25%-50%) in South America; Jamaica (50%) and Haiti (23.33%) in the Caribbean; Turkey (25%) in Europe; and Canada (45%) in North America. As of December 31, 2025, the CT&M segment’s carrying value of certain investments in affiliates was more than its share of the affiliates’ book value by $21 million and is attributable primarily to goodwill.

During 2024, the CT&M segment received $29 million on behalf of an affiliate. The amount is payable upon demand and included in accounts payable as of December 31, 2025 and 2024.

Combined financial information for the CT&M segment’s non-consolidated affiliates was as follows:

CT&M Segment	December 31,
(Millions of dollars)	2025	2024	2023
Net sales	$1,494	$1,597	$3,088
Net income (loss)	$44	$50	$(79)
Total assets	$806	$779	$960
Total liabilities	$420	$411	$569
Total equity	$386	$368	$391

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The Turkey segment represents Seaboard’s investment of 52.5% in Butterball. Seaboard does not have control of Butterball and all significant corporate governance matters are equally shared between Seaboard and its partner in Butterball. Within total assets, Butterball had indefinite-lived trade name intangible assets of $111 million and goodwill of $61 million as of December 31, 2025 and 2024.

Butterball’s financial information was as follows:

Turkey Segment	December 31,
(Millions of dollars)	2025	2024	2023
Net sales	$2,088	$1,883	$2,025
Net income	$155	$71	$166
Total assets	$1,240	$1,131	$1,120
Total liabilities	$445	$409	$408
Total equity	$795	$722	$712

Other includes a port terminal business in the Caribbean (21.02%), investments in two businesses that conduct solar and gas operations in the Dominican Republic (45% and 50%), and two sugar-related businesses in Argentina (50%). Combined financial information for these non-consolidated affiliates was as follows:

Other	December 31,
(Millions of dollars)	2025	2024	2023
Net sales	$84	$74	$69
Net income	$22	$21	$22
Total assets	$318	$311	$248
Total liabilities	$79	$82	$75
Total equity	$239	$229	$173

Note 7 − Debt

Lines of Credit

The outstanding balances under uncommitted lines of credit were $274 million and $139 million as of December 31, 2025 and 2024, respectively. Of the outstanding balance as of December 31, 2025, $139 million was denominated in foreign currencies, with $94 million denominated in the euro. Of the outstanding balance as of December 31, 2024, $83 million was denominated in foreign currencies, with $62 million denominated in the South African rand. The uncommitted lines of credit are due on demand. Seaboard has an uncommitted line of credit agreement with up to $100 million of borrowing capacity that is secured by eligible accounts receivable. There were no borrowings outstanding under this uncommitted line as of December 31, 2025.

During 2025, Seaboard amended its committed line of credit agreement. The amendment decreased the amount available under the facility from $450 million to $300 million and extended the maturity date of the facility to March 23, 2026. This line of credit is secured by certain short-term investments and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable spread. The outstanding balances under the committed line of credit were $184 million and $175 million as of December 31, 2025 and 2024, respectively.

The weighted-average interest rate for outstanding lines of credit was 4.79% and 6.47% as of December 31, 2025 and 2024, respectively.

Long-Term Debt

The following table is a summary of long-term debt:

	December 31,
(Millions of dollars)	2025	2024
Term Loan due 2033	$953	$963
Foreign subsidiary obligations	1	1
Other long-term debt	37	38
Total debt at face value	991	1,002
Current maturities and unamortized costs	(14)	(15)
Long-term debt, less current maturities and unamortized costs	$977	$987

The Term Loan due 2033 credit agreement requires quarterly payments on the original $975 million principal balance, with the remaining outstanding balance due upon maturity on November 10, 2033. Interest is incurred at one of four options selected by the borrower: fluctuating rates based on various margins over a Base Rate, Term SOFR, Daily Simple

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

SOFR or a fixed Quoted Rate. The interest rate was 5.39% and 6.08% as of December 31, 2025 and 2024, respectively. Seaboard was in compliance with all restrictive debt covenants as of December 31, 2025, under this credit agreement.

Seaboard has a note payable of $30 million that incurs a fixed interest rate of 1.28% and matures in December 2027, with principal due upon maturity.

The aggregate minimum principal payments required on long-term debt as of December 31, 2025, were as follows: $11 million in 2026, $41 million in 2027, $11 million in 2028, $11 million in 2029, $11 million in 2030 and $906 million thereafter.

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

Seaboard has made appropriate and adequate accruals for loss contingencies where necessary as of December 31, 2025. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

Helms-Burton Act Litigation

Subsequent to the fourth quarter of 2025, Seaboard reached a settlement to resolve the lawsuits filed by an individual, Odette Blanco de Fernandez and/or the heirs and estates of four of her siblings against (a) Seaboard Corporation in the U.S. District Court for the District of Delaware (the “Delaware District Court”), and (b) Seaboard Marine Ltd. (“Seaboard Marine”), in the U.S. District Court for the Southern District of Florida (the “Florida District Court”), one such lawsuit being filed in such court on December 20, 2020 and a second lawsuit being filed in such court on January 12, 2026. The complaints in each lawsuit make claims under Title III of the Cuban Liberty and Solidarity Act of 1996, also known as the Helms-Burton Act.

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

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

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

On June 12, 2023, Seaboard Foods entered into a settlement agreement with the putative direct purchaser plaintiff class (the “DPP Class”). The settlement with the DPP Class does not cover the claims of (a) “direct action” plaintiffs (“DPPs”) that opted-out of Seaboard’s settlement with the DPP Class and are continuing direct actions; (b) other direct purchasers that opted-out of the settlement (“Other Opt-Outs”) and may in the future file actions against Seaboard; (c) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”); or (d) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”). Subsequent to the settlement with the DPP Class, Seaboard settled with some of the DPPs and Other Opt-Outs. Seaboard continues to litigate against the DPPs it has not settled with, but Seaboard will consider additional reasonable settlements where they are available. On June 18, 2024 and June 20, 2024, Seaboard Foods entered into settlement agreements with the CIIP Class and the EUCP Class. The settlement with the EUCP Class remains subject to court approval. Seaboard Foods entered into settlement agreements with the state of Alaska on August 7, 2024, the Commonwealth of Puerto Rico on January 2, 2025, and the State of New Mexico on September 26, 2025. Seaboard believes that these settlements were in the best interests of Seaboard and its stakeholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation.

On March 31, 2025, the Minnesota District Court denied the defendants’ motion for summary judgment. Absent reconsideration or another change in circumstance, cases pending in the Minnesota District Court will proceed to trial and cases pending in other jurisdictions will be remanded to the courts in which the actions were brought. Seaboard has settled all actions originally brought in the Minnesota District Court. It is uncertain when the Minnesota District Court will remand the cases, including Seaboard’s, pending in other jurisdictions.

Seaboard believes that it has meritorious defenses to the claims alleged in these matters and intends to vigorously defend any matters not resolved by settlement. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties and, if unfavorable, could result in a material liability.

Cereoil and Nolston Litigation

During the fourth quarter of 2025, Seaboard entered into settlement agreements to resolve: (a) the suits filed in 2018 by the bankruptcy trustees (the “Trustees”) for Cereoil Uruguay S.A. (“Cereoil”) and Nolston S.A. in the Bankruptcy Court of First Instance in Uruguay naming as parties Seaboard Corporation and its subsidiaries, Seaboard Overseas Limited and Seaboard Uruguay Holdings Ltd., and two individuals employed by Seaboard who served as directors at the behest of Seaboard, and the Chief Financial Officer of Cereoil, an employee of Seaboard who also served at the behest of Seaboard, and (b) the suit filed in 2021 by a creditor in the Cereoil bankruptcy proceeding pending in Uruguay, in the U.S. District Court for the District of Kansas against Seaboard Corporation.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Commitments

As of December 31, 2025, Seaboard had various non-cancelable commitments under contractual agreements. The purchase commitments included below qualify for the normal purchase normal sale exception under U.S. GAAP and are not recorded as derivatives on the consolidated balance sheets.

	Years ended December 31,
(Millions of dollars)	2026	2027	2028	2029	2030	Thereafter	Totals
Hog procurement contracts (a)	$101	$89	$6	$—	$—	$—	$196
Grain and ingredient commitments (b)	88	—	—	—	—	—	88
Grain purchase contracts for resale and related freight (c)	904	—	—	—	—	—	904
Fuel supply contracts (d)	123	85	92	152	152	1,202	1,806
Capital expenditures (e)	172	106	63	3	—	—	344
Other commitments	47	1	1	1	1	6	57
Total unrecognized non-cancelable commitments	$1,435	$281	$162	$156	$153	$1,208	$3,395
(a)	The Pork segment has contracts with third parties for the purchase of hogs to support its operations. For variable costs, the amounts are based on projected market prices as of December 31, 2025.
(b)	The Pork segment enters into grain and ingredient purchase contracts to support its operations. For variable costs, the amounts are based on projected commodity prices as of December 31, 2025.
(c)	The CT&M segment enters into grain and freight purchase contracts, primarily to support firm sales commitments. The amounts are fixed or based on projected commodity prices as of December 31, 2025.
(d)	The Power segment has a natural gas supply contract for a significant portion of the fuel required for EDM III. During 2025, this segment also entered into a natural gas supply contract for EDM IV, the barge currently under construction, and the table above reflects the purchase commitment over the 10-year contract term beginning in 2028. The Marine segment has a fuel supply agreement to purchase liquefied natural gas for the first three new build 3,500 TEU dual-fueled vessels. The variable price components of these agreements are based on market prices as of December 31, 2025.
(e)	The capital expenditures are primarily for the Power segment’s construction of EDM IV. The total estimated cost of the barge project is approximately $315 million, with installment payments due based on milestones achieved. Also, during 2025, the Marine segment entered into an agreement to build a ninth new dual-fueled vessel at a cost of approximately $75 million, expected to be completed and delivered in 2027.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 9 − Employee Benefits

During 2025, Seaboard merged its two qualified defined benefit plans into one qualified defined benefit pension plan for its domestic salaried and clerical employees. The plan has been frozen to new participants since January 1, 2014. Benefits are generally based upon the number of years of service and a percentage of final average pay. Seaboard did not make any contributions in 2025, 2024 and 2023 and does not intend to make any contributions in 2026.

Also, Seaboard sponsors non-qualified, unfunded supplemental executive plans. Management has no plans to provide funding for these supplemental executive plans in advance of when the benefits are paid.

Pursuant to Seaboard’s updated investment policies for the qualified pension plan, assets are invested to achieve a diversified target allocation of approximately 65% in equities and 35% in fixed-income securities. For 2024, the allocation was approximately 80% in equities and 20% in fixed-income securities. The investment strategy is periodically reviewed by management for adherence to policy and performance.

The following tables show the qualified plan’s assets measured at estimated fair value as of December 31, 2025 and 2024, respectively, and the level within the fair value hierarchy used to measure each category of assets:

	December 31,
(Millions of dollars)	2025	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$86	$86	$—	$—
Foreign equity securities	58	58	—	—
Domestic fixed-income mutual funds	53	53	—	—
Foreign fixed-income mutual funds	22	22	—	—
Money market funds	3	3	—	—
Total assets	$222	$222	$—	$—

	December 31,
(Millions of dollars)	2024	Level 1	Level 2	Level 3
Assets:
Domestic equity securities	$109	$109	$—	$—
Foreign equity securities	68	68	—	—
Domestic fixed-income mutual funds	13	13	—	—
Foreign fixed-income mutual funds	6	6	—	—
Money market funds	2	2	—	—
Total assets	$198	$198	$—	$—

Assumptions used in determining pension information for the qualified and non-qualified plans were:

	Years ended December 31,
	2025	2024	2023
Weighted-average assumptions:
Discount rate used to determine obligations	5.43%	5.72%	5.26%
Discount rate used to determine net periodic benefit cost	5.72%	5.26%	5.38%
Expected return on plan assets	7.00%	7.00%	6.50%
Long-term rate of increase in compensation levels	3.56%	3.78%	3.80%

Management selected the discount rates based on a model-based result where the timing and amount of cash flows approximates the estimated payouts. The expected return on the qualified plan’s assets assumption is based on the weighted average of asset class expected returns that is consistent with the qualified plan’s asset allocation and related long-term projected returns.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The aggregate changes in the projected benefit obligation and fair value of assets for the qualified and non-qualified plans and the funded status were as follows. The merger of the qualified defined benefit plans is only reflected as of December 31, 2025, and prior year was not restated. The merger amounts reflect the liability and asset balances of the Seaboard Marine Pension Plan as of January 1, 2025.

	December 31,
	2025			2024
(Millions of dollars)	Assets exceed accumulated benefits	Accumulated benefits exceed assets	Total	Assets exceed accumulated benefits	Accumulated benefits exceed assets	Total
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of year	$106	$116	$222	$113	$129	$242
Service cost	4	—	4	2	3	5
Interest cost	10	2	12	6	5	11
Actuarial losses (gains)	4	9	13	(11)	(3)	(14)
Plan merger	70	(70)	—	—	—	—
Plan settlements	—	—	—	—	(13)	(13)
Benefits paid	(11)	(1)	(12)	(4)	(5)	(9)
Projected benefit obligation at end of year	$183	$56	$239	$106	$116	$222
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$136	$62	$198	$122	$49	$171
Actual return on plan assets	35	—	35	18	7	25
Employer contributions	—	1	1	—	22	22
Plan merger	62	(62)	—	—	—	—
Plan settlements	—	—	—	—	(13)	(13)
Benefits paid	(11)	(1)	(12)	(4)	(3)	(7)
Fair value of plan assets at end of year	$222	$—	$222	$136	$62	$198
Funded status	$39	$(56)	$(17)	$30	$(54)	$(24)

The following table presents the amounts recognized in the consolidated balance sheets.

	As of December 31,
(Millions of dollars)	2025	2024
Other non-current assets	$39	$30
Other current liabilities	(4)	(1)
Accrued pension liability	(52)	(53)
Net amount recognized	$(17)	$(24)

The accumulated benefit obligation for Seaboard’s defined benefit pension plans was $220 million and $200 million as of December 31, 2025 and 2024, respectively. The accumulated benefit obligation for Seaboard’s defined benefit pension plans in excess of plan assets was $57 million and $46 million as of December 31, 2025 and 2024, respectively. Expected future benefit payments for the qualified and non-qualified plans during each of the next five years and the next five years thereafter were as follows: $11 million, $42 million, $10 million, $15 million, $12 million and $69 million, respectively.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

The net periodic benefit cost of these plans was as follows:

	Years ended December 31,
(Millions of dollars)	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$4	$5	$6
Interest cost	12	11	13
Expected return on plan assets	(13)	(12)	(11)
Amortization	(1)	1	—
Settlement loss recognized	—	3	1
Net periodic benefit cost	$2	$8	$9

The amounts not reflected in net periodic benefit cost and included in accumulated other comprehensive loss before taxes as of December 31, 2025 and 2024, were $(36) million and $(29) million, respectively. Such amounts primarily represent the cumulative unrecognized net actuarial gains and losses that are generally amortized over the average remaining working lifetime of the active participants for all of these plans.

Note 10 – Derivatives and Fair Value of Financial Instruments

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

Level 3 — Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its assumptions.

Investments that are valued using NAV as a practical expedient are excluded from the fair value hierarchy.

	December 31,
(Millions of dollars)	2025	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$331	$331	$—	$—
Foreign equity securities	145	145	—	—
Domestic fixed-income mutual funds	136	136	—	—
Foreign fixed-income mutual funds	26	26	—	—
Domestic debt securities – other	25	—	25	—
Money market funds held in trading accounts	7	7	—	—
Trading securities – other current assets	15	15	—	—
Derivatives – other current assets	9	8	1	—
Total assets	$694	$668	$26	$—
Liabilities:
Derivatives – other current liabilities	$8	$5	$3	$—
Total liabilities	$8	$5	$3	$—

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

	December 31,
(Millions of dollars)	2024	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$205	$205	$—	$—
Foreign equity securities	98	98	—	—
Domestic debt securities	635	158	477	—
Foreign debt securities	102	11	91	—
Money market funds held in trading accounts	28	28	—	—
Other trading securities	7	—	7	—
Trading securities – other current assets	17	17	—	—
Derivatives – other current assets	30	17	13	—
Total assets	$1,122	$534	$588	$—
Liabilities:
Derivatives – other current liabilities	$5	$5	$—	$—
Total liabilities	$5	$5	$—	$—

During 2025, Seaboard purchased equity interests in funds that invest in high-quality debt securities. Three of these investments in private funds are measured using NAV as a practical expedient for fair value as they do not have readily determinable fair values. Accordingly, these investments are not classified in the fair value hierarchy table above. The NAV of the investments, based on the market value of the underlying securities in the portfolios, included in short-term investments and long-term investments on the consolidated balance sheet was $382 million and $51 million as of December 31, 2025, respectively. One of the short-term investments permits quarterly redemptions with 90 days’ notice, while the other permits redemptions with three business days’ notice. The long-term investment is subject to certain redemption restrictions until December 2026. As of December 31, 2025, Seaboard had no outstanding unfunded commitments related to these investments.

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

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Seaboard had the following aggregated outstanding notional amounts:

		December 31,
(Millions)	Metric	2025	2024
Commodities:
Grain	Bushels	30	33
Hogs and pork products	Pounds	8	134
Soybean oil	Pounds	13	3
Soybean meal	Tons	—	1

Foreign Currency Exchange Agreements

Seaboard enters into foreign currency exchange agreements to manage the foreign currency exchange rate risk of certain transactions denominated in foreign currencies. Foreign currency exchange agreements that primarily relate to an underlying commodity transaction are recorded at fair value with changes in value recognized as a component of cost of sales. Other foreign currency exchange agreements are recognized as a component of other income, net. As of December 31, 2025 and 2024, Seaboard had foreign currency exchange agreements with notional amounts of $168 million and $334 million, respectively, primarily related to the South African rand and euro.

The following table provides the amount of gain (loss) recorded for each type of derivative and where it was recognized in the consolidated statements of comprehensive income:

(Millions of dollars)		2025	2024
Commodities	Cost of sales	$7	$(55)
Foreign currencies	Cost of sales	(13)	(1)
Foreign currencies	Other income, net	(21)	7

The following table provides the fair value of each type of derivative held and where each derivative is included in the consolidated balance sheets:

		Asset			Liability
		December 31,	December 31,		December 31,	December 31,
(Millions of dollars)		2025	2024		2025	2024
Commodities	Other current assets	$9	$17	Other current liabilities	$5	$5
Foreign currencies	Other current assets	—	13	Other current liabilities	3	—

Seaboard’s commodity derivative assets and liabilities are presented in the consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of December 31, 2025 and 2024, the commodity derivatives had a margin account balance of $18 million and $23 million, respectively, resulting in a net other current asset in the consolidated balance sheets of $22 million and $35 million, respectively.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 11 − Stockholders’ Equity and Accumulated Other Comprehensive Loss

During 2025, Seaboard’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of its outstanding shares of common stock (“Shares”) through December 31, 2027, unless extended or earlier terminated. Under the share repurchase program, Seaboard is authorized to repurchase Shares from time-to-time in the open-market, through block trades, in privately negotiated purchases, pursuant to a trading plan, or by other means, in accordance with federal securities laws and other applicable laws. For the year ended December 31, 2025, Seaboard repurchased 13,261 Shares, and retained earnings decreased $39 million as a result of the purchases and related U.S. excise taxes. Shares repurchased were retired and became authorized and unissued shares. As of December 31, 2025, $62 million remained available for repurchase under this program.

During 2023, in a privately negotiated transaction, Seaboard repurchased an aggregate of 189,724 Shares from certain affiliates at a price below the traded market price for an aggregate purchase price of $600 million. Shares repurchased were retired and retained earnings decreased $608 million for the purchase and related U.S. excise taxes for the year ended December 31, 2023. The excise taxes were paid during 2024.

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Benefit (Cost)		Total
Balance, December 31, 2022	$(401)	$(21)		$(422)
Other comprehensive income (loss) before reclassifications	(3)	14		11
Amounts reclassified from AOCL to net earnings	—	1	(a)	1
Other comprehensive income (loss), net of tax	(3)	15		12
Balance, December 31, 2023	$(404)	$(6)		$(410)
Other comprehensive income before reclassifications	3	27		30
Amounts reclassified from AOCL to net earnings	1	3	(a)	4
Other comprehensive income, net of tax	4	30		34
Balance, December 31, 2024	$(400)	$24		$(376)
Other comprehensive income before reclassifications	28	8		36
Amounts reclassified from AOCL to net earnings	—	(1)	(a)	(1)
Other comprehensive income, net of tax	28	7		35
Balance, December 31, 2025	$(372)	$31		$(341)
(a)	This primarily represents the amortization of actuarial losses (gains) that were included in net periodic pension cost. See Note 9 to the consolidated financial statements for further discussion.

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

The cumulative unrecognized pension benefit (cost) represents the unamortized net actuarial gain (loss). Income tax for the cumulative unrecognized pension cost component was recorded using an effective tax rate of 24% in 2025 and 2024 and 25% in 2023, except for unrecognized pension cost of $13 million, $5 million and $2 million in 2025, 2024 and 2023, respectively, related to employees at certain subsidiaries for which no tax benefit was recorded.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 12 − Income Taxes

Earnings before income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2025	2024	2023
U.S.	$56	$(41)	$(403)
Foreign	354	287	510
Total earnings before income taxes	$410	$246	$107

The components of total income taxes were as follows:

	Years ended December 31,
(Millions of dollars)	2025	2024	2023
Current:
U.S. federal	$(82)	$(38)	$(36)
U.S. state and local	—	—	5
Foreign	67	64	65
Total current income tax expense (benefit)	$(15)	$26	$34
Deferred:
U.S. federal	$13	$63	$(118)
U.S. state and local	(89)	67	(35)
Foreign	—	—	(1)
Total deferred income tax expense (benefit)	$(76)	$130	$(154)
Total income tax expense (benefit):
U.S. federal	$(69)	$25	$(154)
U.S. state and local	(89)	67	(30)
Foreign	67	64	64
Total income tax expense (benefit)	$(91)	$156	$(120)
Unrealized changes in other comprehensive income	—	—	4
Total income taxes	$(91)	$156	$(116)

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

After adoption of the new FASB guidance discussed in Note 1 to the consolidated financial statements, a reconciliation of income taxes for the year ended December 31, 2025, to the amount computed by applying the statutory U.S. federal income tax rate of 21% to earnings before income taxes is as follows:

	Year ended December 31,
(Millions of dollars)	2025
	Amount	Percent

U.S. federal statutory income tax rate	$86	21.0%

U.S. federal:
Tax credits:
Investment tax credits, net	(11)	(2.7)
Research and development credits	(6)	(1.5)
Foreign tax credits	(10)	(2.4)
Non-taxable and nondeductible items:
Non-taxable income	(14)	(3.4)
Other	4	1.0
Cross-border tax laws:
GILTI	44	10.7
Subpart F	7	1.7
Changes in valuation allowance	(107)	(26.1)
Other	(6)	(1.4)
U.S. state and local, net of federal benefit (a)	(70)	(17.1)
Foreign tax effects:
The Bahamas
Statutory income tax rate differential	(38)	(9.3)
Other	3	0.7
Bermuda
Other	4	1.0
Dominican Republic
Other	7	1.7
Guatemala
Marine line taxes	5	1.2
Monaco
Special deduction	(9)	(2.2)
Other	(1)	(0.2)
Senegal
Other	5	1.2
Argentina
Other	6	1.5
Other foreign jurisdictions	12	2.9
Worldwide changes in unrecognized tax benefits	(2)	(0.5)
Total	$(91)	(22.2)%
(a)	The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Oklahoma and Kansas.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Prior to the adoption of the new FASB guidance discussed in Note 1 to the consolidated financial statements, a reconciliation of income taxes to the amount computed by applying the statutory U.S. federal income tax rate of 21% to earnings before income taxes is as follows:

(Millions of dollars)	2024	2023
Computed “expected” tax expense excluding noncontrolling interests	$51	$22
Adjustments to tax expense attributable to:
Foreign tax differences	48	(26)
Non-taxable income	(26)	(22)
State and local income taxes, net of federal benefit	(46)	(28)
Federal tax credits	(86)	(67)
Changes in unrecognized tax benefits	4	(1)
Changes in valuation allowance	212	(3)
IRS audit settlement	—	6
Other	(1)	(1)
Total income tax expense (benefit)	$156	$(120)

In July 2025, the U.S. signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA imposed various changes to U.S. federal income tax regulation, including restoring 100% bonus depreciation, removing the requirement to capitalize and amortize domestic research and development expenditures, increasing interest deductibility and reducing certain international deductions. The effective provisions of the OBBBA were reflected in Seaboard’s financial results for the year ended December 31, 2025, and there was no material impact to income tax expense. International provisions are effective beginning in 2026, and Seaboard continues to evaluate the potential impact of the OBBBA on those provisions to its financial statements.

Certain of Seaboard’s foreign operations are subject to no income tax or a tax rate that is lower than the U.S. corporate tax rate. Fluctuation of earnings or losses incurred from certain foreign operations conducting business in these jurisdictions impact the mix of taxable earnings. Additionally, those foreign operations are subject to the GILTI income inclusion in the U.S. which can be offset by foreign tax credits. During 2025 and 2024, Seaboard’s ability to utilize foreign tax credits to offset the GILTI income inclusion was limited by U.S. taxable income. Additionally, several countries in which Seaboard operates have adopted the Pillar Two rules issued by the OECD which are designed to tax earnings at a 15% minimum tax, but the impact was not material during 2025 and 2024. The Pillar Two rules contain an exemption for qualified international shipping activity that applies to certain of Seaboard’s international shipping operations. On January 5, 2026, the OECD released a comprehensive package for a “side-by-side arrangement” with respect to Pillar Two. Notably, once adopted, this new guidance will prevent other countries from imposing tax under the Income Inclusion Rule and the Under Taxed Profits Rule on the U.S. profits of U.S. headquartered multinational enterprise groups.

With the passing of the U.S. Inflation Reduction Act of 2022, the federal blender’s credits expired December 31, 2024, and a new clean fuel production tax credit replaced the federal blender’s credits starting in 2025. Both the production tax credit and the federal blender’s credit result in non-taxable income. Associated with the production tax credits, Seaboard recognized as non-taxable income the offset to cost of sales of $66 million for the year ended December 31, 2025. Seaboard recognized non-taxable income of $125 million and $103 million in net sales for the years ended December 31, 2024 and 2023, respectively related to the federal blender’s credits.

Seaboard has invested in capital expenditures, primarily related to renewable biogas recovery facilities, that generate federal tax credits. As a result, Seaboard generated $10 million, $85 million, and $31 million of transferable federal investment tax credits during 2025, 2024, and 2023, respectively.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Components of the net deferred income tax asset were as follows:

	December 31,
(Millions of dollars)	2025	2024
Deferred income tax assets:
Reserves/accruals	$60	$54
Research and development capitalization	141	168
Unrealized loss on investments	16	18
Net operating and capital loss carry-forwards	43	29
Tax credit carry-forwards	137	198
Other	16	19
Gross deferred income tax assets before valuation allowance	413	486
Less: Valuation allowance	72	242
Total deferred income tax assets, net of valuation allowance	$341	$244
Deferred income tax liabilities:
Property, plant and equipment	$152	$146
Domestic partnerships	73	59
Other	2	2
Gross deferred income tax liabilities	227	207
Net deferred income tax asset	$114	$37

The activity within the valuation allowance account was as follows:

	Balance at	Charge (credit)	Balance at
(Millions of dollars)	beginning of year	to expense	end of year
Allowance for deferred tax assets:
Year ended December 31, 2025	$242	(170)	$72
Year ended December 31, 2024	$30	212	$242
Year ended December 31, 2023	$33	(3)	$30

As of December 31, 2025, Seaboard’s U.S. operations were no longer in a historical three-year cumulative loss position after considering U.S. pre-tax book income and the effects of permanent differences. Seaboard considered both positive and negative evidence, including recent operating results, forecasted future taxable income and the reversal of temporary differences and concluded that sufficient positive evidence existed to release substantially all of its U.S. valuation allowance, resulting in an income tax benefit of $170 million for the year ended December 31, 2025. A valuation allowance remains recorded on certain U.S. and foreign deferred tax attributes that are not more likely than not to be realized.

As of December 31, 2024, Seaboard’s U.S. operations were in a historical three-year cumulative loss position. Under U.S. GAAP, a three-year cumulative loss position is significant objective negative evidence. The presence of a three-year cumulative loss limited Seaboard’s ability to consider other subjective evidence, such as its expectations of future taxable income and projections of growth. Based on the weight of available evidence available, Seaboard determined that it was more likely than not that the benefit of the deferred tax assets would not be realized. Accordingly, during 2024, Seaboard recorded a valuation allowance adjustment totaling $212 million, which was primarily related to its U.S. deferred tax assets, with a corresponding charge to income tax expense.

As of December 31, 2025, Seaboard had state net operating loss carry-forwards of approximately $734 million and foreign net operating loss carry-forwards of approximately $57 million, a portion of which expire in varying amounts between 2026 and 2045, while others have indefinite expiration periods. As of December 31, 2025, Seaboard had federal tax credit carry-forwards of approximately $87 million, which expire between 2042 and 2045, and state tax credit carry-forwards of approximately $92 million, a portion of which expire in varying amounts between 2026 and 2041 with the remainder available for indefinite carry-forward.

Seaboard considers substantially all foreign profits permanently reinvested in its foreign operations, except for previously-taxed undistributed earnings of Seaboard Marine and earnings from certain other foreign subsidiaries. During 2025, Seaboard recorded additional deferred taxes of $1 million related to these certain other foreign subsidiaries for which indefinite reinvestment is no longer asserted. For all other foreign subsidiaries, Seaboard intends to continue permanently reinvesting their funds outside the U.S. as they continue to demonstrate no need to repatriate them to fund Seaboard’s U.S. operations for the foreseeable future.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025 and 2024, Seaboard had income taxes receivable of $69 million and $71 million, respectively, primarily related to domestic tax jurisdictions, and had income taxes payable of $29 million and $34 million, respectively, primarily related to foreign tax jurisdictions. Income taxes receivable and income taxes payable are included in other receivables and other current and non-current liabilities in the consolidated balance sheets.

Seaboard’s tax returns are regularly audited by federal, state and foreign tax authorities, which may result in material adjustments. Seaboard’s 2023 U.S. federal income tax return is under Internal Revenue Service (“IRS”) examination. U.S federal tax years prior to 2022 are no longer subject to IRS tax assessment. In the U.S., typically the three most recent tax years are subject to IRS audits, unless an agreement is made to extend the statute of limitations for an audit in progress or the statute is specifically extended by law for certain specialized items. In Seaboard’s major non-U.S. jurisdictions, such as Dominican Republic, Senegal and South Africa, tax years are typically subject to examination for three to six years.

After considering the valuation allowance, as of December 31, 2025 and 2024, Seaboard had $50 million and $20 million, respectively, in total unrecognized tax benefits, which, if recognized, would affect the effective tax rate. The following table is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Millions of dollars)	2025	2024
Beginning balance at January 1	$52	$49
Additions for uncertain tax positions of prior years	2	5
Decreases for uncertain tax positions of prior years	—	(1)
Additions for uncertain tax positions of current year	2	5
Lapse of statute of limitations	(6)	(6)
Ending balance as of December 31	$50	$52

Seaboard accrues interest and penalties related to unrecognized tax benefits in income tax expense and had approximately $11 million and $10 million accrued as of December 31, 2025 and 2024, respectively.

The amounts paid for income taxes, net of tax credit sales proceeds and refunds for the year ended December 31, 2025, were as follows:

Year ended
December 31,
(Millions of dollars)	2025
U.S. federal	$(77)
U.S. state and local:
Kansas	(5)
Other	1
Foreign:
Dominican Republic	24
Senegal	12
South Africa	7
Ivory Coast	5
Guatemala	5
Zambia	4
Costa Rica	4
Other	14
Total	$(6)

Seaboard disaggregated jurisdictions based on gross income taxes paid excluding the impact of tax credit sales proceeds. Cash paid for income taxes, net of tax credit sales proceeds and refunds for the years ended December 31, 2024 and 2023, were $40 million and $47 million, respectively. Seaboard sold federal and state transferable tax credits and received proceeds of $81 million and $28 million for the years ended December 31, 2025 and 2024, respectively. Proceeds from the sale of tax credits are included within deferred income taxes in the consolidated statement of cash flows.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Note 13 − Segment Information

Seaboard manages its business under six reportable segments: Pork, CT&M, Marine, Liquid Fuels, Power and Turkey. Each of the six reportable segments is separately managed based on its diverse product or service. All Other primarily represents a sugar and alcohol production and processing operation in Argentina.

The Pork segment primarily produces hogs to process and sells pork products to further processors, food service operators, distributors and grocery stores throughout the U.S. and to foreign markets. The CT&M segment is an integrated agricultural commodity trading, processing and logistics operation that internationally markets wheat, corn, soybean meal and other agricultural commodities in bulk to third-party customers and to consolidated subsidiaries and non-consolidated affiliates. The Marine segment provides cargo shipping services in the U.S., the Caribbean and Central and South America. The Liquid Fuels segment produces biodiesel and renewable diesel from pork fat and other animal fats and vegetable oils, and generates related environmental credits and production tax credits. The Power segment is an independent power producer in the Dominican Republic that owns two power-generating barges. The Turkey segment holds an equity method investment that produces and processes turkey products. See Note 6 for additional information on this segment.

Seaboard’s Chief Executive Officer serves as the CODM. The CODM assesses performance and makes key operating decisions based on total operating income and income from affiliates. The CODM uses total operating income and income from affiliates to compare to historical trends and the forecast to assess segment results, allocate capital, make strategic decisions and identify areas of opportunity. Operating income and income from affiliates for segment reporting is prepared on the same basis as that used for consolidated purposes under U.S. GAAP. The CODM does not receive proportionate consolidation information for equity method investments.

The following tables include certain segment information for the years ended, and as of, December 31, 2025, 2024 and 2023. The significant segment expense categories align with the segment information that is regularly provided to the CODM.

	Year ended December 31, 2025
								All
								Other	Inter-
					Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine		Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,943	$5,149	$—		$605	$—		$106	$—	$7,803
Transportation	22	—	1,605		—	—		2	—	1,629
Energy	—	—	—		—	232		5	—	237
Other	53	24	—		—	—		—	—	77
Total external net sales	2,018	5,173	1,605		605	232		113	—	9,746
Intersegment net sales (a)	40	—	6		—	—		—	(46)	—
Total segment/consolidated net sales	$2,058	$5,173	$1,611		$605	$232		$113	$(46)	$9,746
Less significant segment expenses:
Cost of sales	1,880	4,879	1,335		716	169		120	(46)	9,053
Selling, general and administrative expenses	111	151	111		16	17		48	—	454
Total segment/consolidated operating income (loss)	$67	$143	$165		$(127)	$46		$(55)	$—	$239
Income from affiliates	34	17	5			—	82	—	—	138
Total operating income (loss) and income from affiliates	$101	$160	$170		$(127)	$46	$82	$(55)	$—	$377
Depreciation and amortization expense	$157	$26	$65		$35	$22		$13	$—	$318
Capital expenditures	$134	$55	$302		$10	$44		$17	$—	$562
Total assets as of December 31, 2025(b)	$2,033	$1,662	$1,285		$690	$348	$413	$1,815	$—	$8,246
Investments in affiliates as of December 31, 2025	$160	$173	$43	$		$3	$413	$3	$—	$795
(a)	The Pork segment’s intersegment sales primarily represent the sale of pork fat to the Liquid Fuels segment, which uses it as a feedstock in the renewable diesel and biodiesel production processes. The Marine segment’s intersegment sales primarily represent shipping services provided to another Seaboard subsidiary. Intercompany transactions are eliminated in consolidation.
(b)	Total assets for the Turkey segment primarily represent Seaboard’s investment in Butterball. All Other and Corporate’s total assets primarily represent short-term investments held by Corporate; these investments were $1 billion, $1 billion, and $963 million as of December 31, 2025, 2024 and 2023, respectively.

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

	Year ended December 31, 2024
								All
								Other	Inter-
					Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine		Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,991	$4,699	$—		$556	$—		$135	$—	$7,381
Transportation	16	—	1,388		—	—		3	—	1,407
Energy	—	—	—		—	239		7	—	246
Other	48	18	—		—	—		—	—	66
Total external net sales	2,055	4,717	1,388		556	239		145	—	9,100
Intersegment net sales (a)	38	—	5		—	—		—	(43)	—
Total segment/consolidated net sales	$2,093	$4,717	$1,393		$556	$239		$145	$(43)	$9,100
Less significant segment expenses:
Cost of sales	1,965	4,453	1,203		639	163		144	(43)	8,524
Selling, general and administrative expenses	108	132	108		17	15		40	—	420
Total segment/consolidated operating income (loss)	$20	$132	$82		$(100)	$61		$(39)	$—	$156
Income from affiliates	26	17	4			1	37	—	—	85
Total operating income (loss) and income (loss) from affiliates	$46	$149	$86		$(100)	$62	$37	$(39)	$—	$241
Depreciation and amortization expense	$148	$25	$60		$44	$22		$12	$—	$311
Capital expenditures	$299	$11	$172		$2	$9		$18	$—	$511
Total assets as of December 31, 2024(b)	$2,111	$1,615	$992		$630	$306	$375	$1,636	$—	$7,665
Investments in affiliates as of December 31, 2024	$154	$164	$40	$		$3	$375	$2	$—	$738

	Year ended December 31, 2023
								All
								Other	Inter-
					Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine		Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,768	$5,125	$—		$698	$—		$163	$—	$7,754
Transportation	13	—	1,499		—	—		3	—	1,515
Energy	—	—	—		—	237		5	—	242
Other	37	14	—		—	—		—	—	51
Total external net sales	1,818	5,139	1,499		698	237		171	—	9,562
Intersegment net sales (a)	45	—	4		—	—		—	(49)	—
Total segment/consolidated net sales	$1,863	$5,139	$1,503		$698	$237		$171	$(49)	$9,562
Less significant segment expenses:
Cost of sales	2,220	4,854	1,176		759	154		133	(50)	9,246
Selling, general and administrative expenses	98	140	99		12	12		42	—	403
Total segment/consolidated operating income (loss)	$(455)	$145	$228		$(73)	$71		$(4)	$1	$(87)
Income (loss) from affiliates	32	(18)	3			—	87	1	—	105
Total operating income (loss) and income from affiliates	$(423)	$127	$231		$(73)	$71	$87	$(3)	$1	$18
Depreciation and amortization expense	$122	$24	$64		$42	$21		$10	$—	$283
Capital expenditures	$361	$7	$121		$—	$3		$14	$—	$506
Total assets as of December 31, 2023(b)	$2,075	$1,590	$847		$646	$337	$371	$1,700	$—	$7,566
Investments in affiliates as of December 31, 2023	$154	$164	$38	$		$3	$370	$2	$—	$731

SEABOARD CORPORATION

Notes to Consolidated Financial Statements

Geographic Information

Seaboard had sales in Colombia totaling $1.2 billion, $1.0 billion and $1.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively, representing 12%, 11% and 13% of total sales for each respective year. No other individual foreign country accounted for 10% or more of sales to external customers.

The following table provides a geographic summary of net sales based on the location of product delivery or service:

	Years ended December 31,
(Millions of dollars)	2025	2024	2023
Caribbean, Central and South America	$4,394	$3,899	$4,197
Africa	2,541	2,422	2,586
U.S. (a)	2,142	2,108	2,102
Canada/Mexico	341	327	289
Pacific Basin and Far East	227	257	325
Europe	82	82	59
All other	19	5	4
Total sales	$9,746	$9,100	$9,562

(a)  For Marine segment services on product delivery to the U.S., geographic location is based on origination port.

The following table provides a geographic summary of Seaboard’s property, plant and equipment according to their physical location and primary port for the vessels:

	December 31,
(Millions of dollars)	2025	2024
U.S.	$2,247	$1,930
Dominican Republic	229	250
China (a)	15	136
Argentina	69	66
Ivory Coast	35	35
Senegal	32	32
Zambia	31	23
All other	162	88
Total property, plant and equipment, net	$2,820	$2,560

        (a)  Represents vessels under construction for the Marine segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2025, Seaboard’s management has evaluated, under the direction of its chief executive and chief financial officers, the effectiveness of Seaboard’s disclosure controls and procedures, as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e). Based upon and as of the date of that evaluation, Seaboard’s chief executive and chief financial officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

There have been no changes in Seaboard’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Seaboard is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision, and with the participation of management, Seaboard conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that Seaboard’s internal control over financial reporting was effective as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited Seaboard’s financial statements contained herein, also audited Seaboard’s internal control over financial reporting as of December 31, 2025. The audit report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Additionally, Seaboard has an Insider Trading Policy applicable to Seaboard’s directors, officers and employees that includes procedures and processes reasonably designed to promote compliance with insider trading laws, rules and regulations and the NYSE American listing standards. Seaboard’s Insider Trading Policy prohibits employees and related persons and entities from trading in securities of Seaboard while in possession of material, nonpublic information. The Insider Trading Policy prohibits employees from disclosing material, nonpublic information about Seaboard to others who may trade on the basis of that information. The Insider Trading Policy also requires Seaboard to comply with all applicable insider trading laws, rules, regulations and listing standards, including those governing its purchase, sale, or other disposition of Seaboard securities. A copy of Seaboard’s Insider Trading Policy is included as Exhibit 19 to this Form 10- K.

In addition to the information provided above, the information required by this item is incorporated herein by reference to the information under the captions “Item 1: Election of Directors,” “Board of Directors Information – Committees of the Board – Audit Committee,” “Board of Directors Information – Director Nominations,” and “Delinquent Section 16(a) Reports” of Seaboard’s definitive proxy statement for the 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2025 (“Proxy Statement”).

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

Seaboard has not established any equity compensation plans or individual agreements for its employees under which Seaboard common stock or options, rights or warrants with respect to Seaboard common stock may be granted, nor has it historically granted any such awards. As a result, Seaboard does not maintain any policies or practices on the timing of awards of options in relation to Seaboard’s disclosure of material nonpublic information. During the fiscal year ended December 31, 2025, none of Seaboard’s named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K or Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports.

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

3. Exhibits

Exhibit No.	Description
3.1	Seaboard Corporation Restated Certificate of Incorporation. Incorporated herein by reference to Exhibit 3.1 of Seaboard’s Form 10-Q for the quarter ended April 4, 2009.

3.2	Seaboard Corporation Restated By-laws. Incorporated herein by reference to Exhibit 3.1 of Seaboard’s Form 8-K dated January 25, 2024.

4	Description of Common Stock. Incorporated herein by reference to Exhibit 4 of Seaboard’s Form 10-K for the year ended December 31, 2019.

10.1*+	Seaboard Corporation Employee Welfare Plan effective January 1, 2026.

10.2*+	Seaboard Corporation Retiree Medical Benefit Plan as Amended and Restated dated November 3, 2025.

10.3*+	Seaboard Corporation Retiree Health Reimbursement Arrangement effective January 1, 2026.

10.4*

Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2009 and dated December 22, 2008, amending and restating the Seaboard Corporation Non-Qualified Deferred Compensation Plan dated December 29, 2005. Incorporated herein by reference to Exhibit 10.12 of Seaboard’s Form 10-K for the year ended December 31, 2008.

10.5*

Amendment No. 1 to the Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2009 and dated December 17, 2009. Incorporated herein by reference to Exhibit 10.25 of Seaboard’s Form 10-K for the year ended December 31, 2009.

10.6*

Amendment No. 2 to the Seaboard Corporation Non-Qualified Deferred Compensation Plan effective January 1, 2019 and dated January 2, 2019. Incorporated herein by reference to Exhibit 10.7 of Seaboard’s Form 10-K for the year ended December 31, 2018.

10.7*

Amended and Restated Seaboard Corporation Post-2018 Non-Qualified Deferred Compensation Plan effective January 1, 2023 dated December 13, 2022. Incorporated herein by reference to Exhibit 10.6 of Seaboard’s Form 10-K for the year ended December 31, 2022.

10.8*

Seaboard Corporation 409A Executive Retirement Plan Amended and Restated effective January 1, 2013 and dated December 21, 2012, amending and restating the Seaboard Corporation Executive Retirement Plan, Amendment and Restatement dated December 22, 2008. Incorporated herein by reference to Exhibit 10.14 of Seaboard’s Form 10-K for the year ended December 31, 2012.

10.9*

First Amendment to the Seaboard Corporation 409A Executive Retirement Plan effective as of January 1, 2015 and dated January 14, 2016. Incorporated herein by reference to Exhibit 10.8 of Seaboard’s Form 10-K for the year ended December 31, 2015.

10.10*+	Seaboard Corporation Pension Plan as Amended and Restated effective December 31, 2025.

10.11*	Seaboard Corporation Long-term Incentive Plan effective January 1, 2022. Incorporated herein by reference to Exhibit 10.13 of Seaboard’s Form 10-K for the year ended December 31, 2022.

10.12*

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

10.14*	First Amendment to the Seaboard Marine Ltd. 401(k) Excess Plan effective January 1, 2022. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended April 2, 2022.

10.15*	Seaboard Corporation Named Executive Officers’ Bonus Policy. Incorporated herein by reference to Exhibit 10.16 of Seaboard’s Form 10-K for the year ended December 31, 2021.

10.16*+	Restated Employment Agreement between Seaboard Corporation and Robert L. Steer dated January 26, 2026.

10.17*

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

10.19*+	Restated Employment Agreement between Seaboard Foods LLC and Chad Groves dated April 1, 2024.

10.20*

Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated December 21, 2012. Incorporated herein by reference to Exhibit 10.20 of Seaboard’s Form 10-K for the year ended December 31, 2012.

10.21*

First Amendment to Employment Agreement between Seaboard Marine Ltd. and Edward A. Gonzalez dated July 31, 2023. Incorporated herein by reference to Exhibit 10.2 of Seaboard’s Form 10-Q for the quarter ended July 1, 2023.

10.22*	Summary of Perquisite for Personal Use of Seaboard Airplane. Incorporated herein by reference to Exhibit 10.23 of Seaboard’s Form 10-K for the year ended December 31, 2021.

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

19	Seaboard Corporation Insider Trading Policy. Incorporated herein by reference to Exhibit 19 of Seaboard’s Form 10-K for the year ended December 31, 2024.

21+	List of subsidiaries.

31.1+	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Seaboard Corporation Policy for the Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97.1 of Seaboard’s Form 10-K for the year ended December 31, 2024.

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SEABOARD CORPORATION
(Registrant)

By:	/s/ Robert L. Steer
Robert L. Steer
President and Chief Executive Officer

Date:	February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Robert L. Steer	February 12, 2026	President, Chief Executive Officer
Robert L. Steer		(principal executive officer)

/s/ David H. Rankin	February 12, 2026	Executive Vice President,
David H. Rankin		Chief Financial Officer
(principal financial officer)

/s/ Barbara M. Smith	February 12, 2026	Vice President and
Barbara M. Smith		Corporate Controller
(principal accounting officer)

/s/ Ellen S. Bresky	February 12, 2026	Chairwoman of the Board
Ellen S. Bresky

/s/ Douglas W. Baena	February 12, 2026	Director
Douglas W. Baena

/s/ David A. Adamsen	February 12, 2026	Director
David A. Adamsen

/s/ Frances B. Shifman	February 12, 2026	Director
Frances B. Shifman

/s/ Paul M. Squires	February 12, 2026	Director
Paul M. Squires