Form 10-Q
period 2026-04-04
SEABOARD CORP /DE/
filed 2026-05-05
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

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

There were 957,794 shares of common stock, $1.00 par value per share, outstanding on April 28, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	April 4,	March 29,
(Millions of dollars except share and per share amounts)	2026	2025
Net sales:
Products (includes sales to affiliates of $259 and $265)	$1,881	$1,836
Services (includes sales to affiliates of $11 and $11)	459	427
Other	60	53
Total net sales	2,400	2,316
Cost of sales and operating expenses:
Products	1,759	1,801
Services	375	329
Other	49	44
Total cost of sales and operating expenses	2,183	2,174
Gross income	217	142
Selling, general and administrative expenses	121	104
Operating income	96	38
Interest expense	(10)	(10)
Income from affiliates	42	13
Other income (loss), net	15	(1)
Earnings before income taxes	143	40
Income tax expense	(23)	(8)
Net earnings	$120	$32
Less: Net earnings attributable to noncontrolling interests	(1)	—
Net earnings attributable to Seaboard	$119	$32

Earnings per common share	$124.24	$32.95
Average number of shares outstanding	957,794	971,055

Other comprehensive income (loss):
Foreign currency translation adjustment	7	(15)
Unrecognized pension benefit	—	1
Other comprehensive income (loss), net of tax	$7	$(14)
Comprehensive income	127	18
Less: Comprehensive income attributable to noncontrolling interests	(1)	—
Comprehensive income attributable to Seaboard	$126	$18

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	April 4,	December 31,
(Millions of dollars except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$111	$178
Short-term investments	1,050	1,052
Receivables, net of allowance for credit losses of $44 and $42 (includes $85 and $97 due from affiliates)	748	756
Inventories	1,721	1,513
Other current assets	133	131
Total current assets	3,763	3,630
Property, plant and equipment, net of accumulated depreciation of $2,431 and $2,379	2,873	2,820
Operating lease right-of-use assets, net	348	362
Investments in and advances to affiliates	805	795
Goodwill	168	168
Long-term investments	210	208
Deferred tax asset	143	145
Other non-current assets (includes $6 and $6 due from affiliates)	120	118
Total assets	$8,430	$8,246
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$546	$458
Accounts payable (includes $32 and $32 due to affiliates)	355	397
Deferred revenue (includes $17 and $18 due to affiliates)	101	77
Operating lease liabilities	114	113
Other current liabilities	468	465
Total current liabilities	1,584	1,510
Long-term debt, less current maturities	974	977
Long-term operating lease liabilities	260	275
Accrued pension liability	72	71
Deferred tax liability	32	31
Other non-current liabilities	148	147
Total liabilities	3,070	3,011
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. 1,250,000 shares authorized; 957,794 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(334)	(341)
Retained earnings	5,669	5,552
Total Seaboard stockholders’ equity	5,336	5,212
Noncontrolling interests	24	23
Total equity	5,360	5,235
Total liabilities and stockholders’ equity	$8,430	$8,246

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2024	$1	$(376)	$5,104	$20	$4,749
Comprehensive income:
Net earnings	—	—	32	—	32
Other comprehensive loss, net of tax	—	(14)	—	—	(14)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 29, 2025	$1	$(390)	$5,134	$20	$4,765

Balances, December 31, 2025	$1	$(341)	$5,552	$23	$5,235
Comprehensive income:
Net earnings	—	—	119	1	120
Other comprehensive income, net of tax	—	7	—	—	7
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, April 4, 2026	$1	$(334)	$5,669	$24	$5,360

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 4,	March 29,
(Millions of dollars)	2026	2025
Operating activities:
Net earnings	$120	$32
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	83	78
Deferred income taxes	3	(4)
Income from affiliates	(42)	(13)
Dividends received from affiliates	34	13
Investment losses, net	7	10
Other, net	(4)	8
Changes in assets and liabilities:
Receivables, net of allowance for credit losses	7	1
Inventories	(203)	(68)
Other assets	(7)	6
Accounts payable	(42)	(63)
Other liabilities, exclusive of debt	(10)	(20)
Net cash used in operating activities	(54)	(20)
Investing activities:
Purchase of short-term investments	(124)	(427)
Proceeds from the sale and maturity of short-term investments	120	475
Capital expenditures	(96)	(109)
Proceeds from the sale of property, plant and equipment	14	8
Other, net	(1)	(2)
Net cash used in investing activities	(87)	(55)
Financing activities:
Uncommitted lines of credit, net	12	60
Draws under committed lines of credit	415	576
Repayments of committed lines of credit	(340)	(561)
Principal payments of long-term debt	(3)	(1)
Finance lease payments	(8)	(10)
Dividends paid	(2)	(2)
Net cash from financing activities	74	62
Effect of exchange rate changes on cash and cash equivalents	—	2
Net change in cash and cash equivalents	(67)	(11)
Cash and cash equivalents at beginning of year	178	98
Cash and cash equivalents at end of period	$111	$87

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Seaboard Corporation and its subsidiaries (collectively, “Seaboard”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Seaboard’s annual report on Form 10-K for the year ended December 31, 2025 (“2025 10-K”). The unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. Seaboard’s first three quarterly periods include approximately 13 weekly periods ending on the Saturday closest to the end of March, June and September. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

Related-Party Transactions

Seaboard has investments in non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $20 million and $15 million for the three months ended April 4, 2026 and March 29, 2025, respectively.

Other Income (Loss), Net

The components of other income (loss), net in the condensed consolidated statements of comprehensive income for the periods presented were as follows:

	Three Months Ended
	April 4,	March 29,
(Millions of dollars)	2026	2025
Interest and dividend income	$9	$18
Investment losses, net	(7)	(10)
Foreign currency gains (losses), net	8	(9)
Miscellaneous, net	5	—
Total other income (loss), net	$15	$(1)

Supplemental Cash Flow Information

Non-cash activities for the three months ended April 4, 2026 and March 29, 2025, included capital expenditures of $48 million and less than $1 million, respectively, that were in other current liabilities and accounts payable. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Three Months Ended
	April 4,	March 29,
(Millions of dollars)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39	$42
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	8	10
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$18	$5
Finance leases	8	9

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued guidance that requires disclosure of incremental income statement expense information on an annual and interim basis, primarily through additional expense disclosures including disaggregation of specific expense categories including, but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. Prospective application is required, and retrospective application is permitted. Seaboard will adopt this guidance for the annual reporting period beginning on January 1, 2027, and interim periods within the annual year beginning on January 1, 2028. Seaboard is evaluating the impact this guidance will have on its disclosures.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	April 4,	December 31,
(Millions of dollars)	2026	2025
Domestic equity securities (a)	$720	$713
Foreign equity securities	155	145
Domestic fixed-income mutual funds	137	136
Foreign fixed-income mutual funds	17	26
Domestic debt securities - other	18	25
Money market funds held in trading accounts	3	7
Total short-term investments	$1,050	$1,052
(a)	Includes $387 million and $382 million of equity interests in private funds that hold debt securities as of April 4, 2026 and December 31, 2025, respectively.

The unrealized losses related to trading securities still held at the end of the respective reporting periods were ($5) million and ($12) million for the three months ended April 4, 2026 and March 29, 2025, respectively.

Note 3 – Inventories

The following is a summary of inventories:

	April 4,	December 31,
(Millions of dollars)	2026	2025
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$493	$476
Pork products and materials	67	66
Grains, oilseeds and other commodities	447	346
Biofuels and related credits	418	339
Other	94	77
Total inventories at lower of FIFO cost and NRV	1,519	1,304
Grain, flour and feed at lower of weighted average cost and NRV	202	209
Total inventories	$1,721	$1,513

As of April 4, 2026 and December 31, 2025, Seaboard held production tax credits of $100 million and $66 million, respectively. These credits are able to be monetized upon a sale to a third party. There were no production tax credit sales during the quarter ended April 4, 2026.

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of April 4, 2026, the outstanding balance under uncommitted lines of credit was $287 million, of which $149 million was denominated in foreign currencies, with $131 million in the euro and the remaining in various other currencies. As of December 31, 2025, the outstanding balance under uncommitted lines of credit was $274 million, of which $139 million was denominated in foreign currencies, with $94 million in the euro and the remaining in various other currencies. Seaboard has a committed line of credit agreement with a total borrowing capacity of $300 million, and during

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

February 2026, the maturity date of the facility was extended to February 2027. This line of credit is secured by certain short-term investments, and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable spread. The outstanding balance under the committed line of credit was $259 million and $184 million as of April 4, 2026 and December 31, 2025, respectively. The weighted average interest rate for outstanding lines of credit was 4.41% and 4.79% as of April 4, 2026 and December 31, 2025, respectively.

Long-Term Debt

The following is a summary of long-term debt:

	April 4,	December 31,
(Millions of dollars)	2026	2025
Term Loan due 2033	$950	$953
Foreign subsidiary obligations	1	1
Other long-term debt	37	37
Total debt at face value	988	991
Current maturities and unamortized costs	(14)	(14)
Long-term debt, less current maturities and unamortized costs	$974	$977

The Term Loan due 2033 interest rate was 5.39% as of both April 4, 2026 and December 31, 2025. Seaboard was in compliance with all restrictive debt covenants under this credit agreement as of April 4, 2026.

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

Seaboard has made appropriate and adequate accruals for loss contingencies where necessary as of April 4, 2026. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On March 31, 2025, the Minnesota District Court denied the defendants’ motion for summary judgment. Absent reconsideration or another change in circumstance, cases pending in the Minnesota District Court will proceed to trial and cases pending in other jurisdictions will be remanded to the courts in which the actions were brought. Seaboard has settled all actions originally brought in the Minnesota District Court. It is uncertain when the Minnesota District Court will remand the cases, including Seaboard’s, pending in other jurisdictions or when trials for those cases will be scheduled.

Seaboard believes that it has meritorious defenses to the claims alleged in these matters and intends to vigorously defend any matters not resolved by settlement. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties and, if unfavorable, could result in a material liability.

Commitments

During the first quarter of 2026, the Marine segment entered into an amended and restated liquefied natural gas (“LNG”) fuel supply contract for its LNG-fueled vessels. The total minimum fuel purchase commitment over the 8-year contract term beginning in February 2026 is approximately $335 million, based on market prices at quarter end for the variable price component. There were no other material changes to the commitments disclosed in Note 8 to the consolidated financial statements included in Seaboard’s 2025 10-K.

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 – Derivatives and Fair Value of Financial Instruments

The following tables show assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy used to measure each category of assets and liabilities. Investments valued using net asset value (“NAV”) as a practical expedient are excluded from the fair value hierarchy.

	April 4,
(Millions of dollars)	2026	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$333	$333	$—	$—
Foreign equity securities	155	155	—	—
Domestic fixed-income mutual funds	137	137	—	—
Foreign fixed-income mutual funds	17	17	—	—
Domestic debt securities – other	18	—	18	—
Money market funds held in trading accounts	3	3	—	—
Trading securities – other current assets	15	15	—	—
Derivatives – other current assets	5	1	4	—
Total assets	$683	$661	$22	$—
Liabilities:
Derivatives – other current liabilities	$14	$14	$—	$—
Total liabilities	$14	$14	$—	$—

	December 31,
(Millions of dollars)	2025	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$331	$331	$—	$—
Foreign equity securities	145	145	—	—
Domestic fixed-income mutual funds	136	136	—	—
Foreign fixed-income mutual funds	26	26	—	—
Domestic debt securities – other	25	—	25	—
Money market funds held in trading accounts	7	7	—	—
Trading securities – other current assets	15	15	—	—
Derivatives – other current assets	9	8	1	—
Total assets	$694	$668	$26	$—
Liabilities:
Derivatives – other current liabilities	$8	$5	$3	$—
Total liabilities	$8	$5	$3	$—

Seaboard has equity interests in private funds that invest in high-quality debt securities. These investments are measured using NAV as a practical expedient for fair value as they do not have readily determinable fair values. The NAV of the investments, based on the market value of the underlying securities in the portfolios, included in the condensed consolidated balance sheets is as follows:

	April 4,	December 31,
(Millions of dollars)	2026	2025
Short-term investments	$387	$382
Long-term investments	$52	$51

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

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

debt was measured at fair value on its condensed consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy.

Derivatives

Seaboard’s operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices. Seaboard uses various derivatives to manage some of its risks. Although management believes its derivatives are primarily economic hedges, Seaboard does not perform the extensive record-keeping required to account for these types of transactions as hedges for accounting purposes. These derivative contracts are recorded at fair value, with any changes in fair value recognized in the condensed consolidated statements of comprehensive income.

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		April 4,	December 31,
(Millions)	Metric	2026	2025
Commodities:
Grain	Bushels	34	30
Hogs and pork products	Pounds	6	8
Soybean oil	Pounds	45	13
Heating oil	Gallons	6	—
Foreign currencies	U.S. dollar	104	168

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		April 4,	December 31,		April 4,	December 31,
(Millions of dollars)		2026	2025		2026	2025
Commodities	Other current assets	$1	$9	Other current liabilities	$14	$5
Foreign currencies	Other current assets	4	—	Other current liabilities	—	3

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of April 4, 2026 and December 31, 2025, the commodity derivatives had a margin account balance of $38 million and $18 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $25 million and $22 million, respectively.

The following table provides the amount of gain (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended
		April 4,	March 29,
(Millions of dollars)		2026	2025
Commodities	Cost of sales	$(4)	$(5)
Foreign currencies	Cost of sales	(2)	(5)
Foreign currencies	Other income (loss), net	1	(6)

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

During 2025, Seaboard’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of its outstanding shares of common stock (“Shares”) through December 31, 2027, unless extended or earlier terminated. Under the share repurchase program, Seaboard is authorized to repurchase Shares from time-to-time in the open-market, through block trades, in privately negotiated purchases, pursuant to a trading plan, or by other means, in accordance with federal securities laws and other applicable laws. Shares repurchased are retired and became authorized and unissued shares. Seaboard did not repurchase any shares during the first quarter of 2026. As of April 4, 2026, $62 million remained available for repurchase under this program.

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Benefit	Total
Balance, December 31, 2024	$(400)	$24	$(376)
Other comprehensive income (loss), net of tax	(15)	1	(14)
Balance, March 29, 2025	$(415)	$25	$(390)

Balance, December 31, 2025	$(372)	$31	$(341)
Other comprehensive income, net of tax	7	—	7
Balance, April 4, 2026	$(365)	$31	$(334)

Note 7 – Segment Information

Seaboard manages its business under six reportable segments: Pork, Commodity Trading and Milling (“CT&M”), Marine, Liquid Fuels, Power and Turkey. Each of the six reportable segments is separately managed based on its diverse product or service. All Other and Corporate includes Seaboard’s remaining operations and primarily represents a sugar and alcohol production and processing operation in Argentina. For details on each segment’s respective products and services, see Note 13 to the consolidated financial statements included in Seaboard’s 2025 10-K.

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

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables include certain segment information for the respective periods presented. The significant segment expense categories align with the information regularly provided to the CODM.

	Three Months Ended April 4, 2026
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$465	$1,196	$—	$197	$—		$23	$—	$1,881
Transportation	6	—	428	—	—		2	—	436
Energy	—	—	—	—	60		—	—	60
Other	14	9	—	—	—		—	—	23
Total external net sales	485	1,205	428	197	60		25	—	2,400
Intersegment net sales (a)	12	—	1	—	—		—	(13)	—
Total segment/consolidated net sales	$497	$1,205	$429	$197	$60		$25	$(13)	$2,400
Less significant segment expenses:
Cost of sales	461	1,147	364	155	47		22	(13)	2,183
Selling, general and administrative expenses	29	41	31	5	4		11	—	121
Total segment/consolidated operating income (loss)	$7	$17	$34	$37	$9		$(8)	$—	$96
Income from affiliates	12	5	1		—	24	—	—	42
Total operating income (loss) and income from affiliates	$19	$22	$35	$37	$9	$24	$(8)	$—	$138
Depreciation and amortization expense	$40	$7	$18	$9	$6		$3	$—	$83
Capital expenditures	$28	$15	$6	$2	$44		$1	$—	$96
Total assets as of April 4, 2026(b)	$2,062	$1,728	$1,251	$792	$441	$411	$1,745	$—	$8,430
Investments in affiliates as of April 4, 2026	$166	$178	$44		$3	$411	$3	$—	$805

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 29, 2025
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$468	$1,219	$—	$121	$—		$28	$—	$1,836
Transportation	4	—	403	—	—		—	—	407
Energy	—	—	—	—	53		—	—	53
Other	14	6	—	—	—		—	—	20
Total external net sales	486	1,225	403	121	53		28	—	2,316
Intersegment net sales (a)	9	—	2	—	—		—	(11)	—
Total segment/consolidated net sales	$495	$1,225	$405	$121	$53		$28	$(11)	$2,316
Less significant segment expenses:
Cost of sales	500	1,150	321	143	43		28	(11)	2,174
Selling, general and administrative expenses	26	34	27	4	3		10	—	104
Total segment/consolidated operating income (loss)	$(31)	$41	$57	$(26)	$7		$(10)	$—	$38
Income from affiliates	8	4	1		—	—	—	—	13
Total operating income (loss) and income from affiliates	$(23)	$45	$58	$(26)	$7	$—	$(10)	$—	$51
Depreciation and amortization expense	$39	$6	$16	$8	$6		$3	$—	$78
Capital expenditures	$27	$4	$74	$1	$1		$2	$—	$109
Total assets as of December 31, 2025(b)	$2,033	$1,662	$1,285	$690	$348	$413	$1,815	$—	$8,246
Investments in affiliates as of December 31, 2025	$160	$173	$43		$3	$413	$3	$—	$795
(a)	The Pork segment’s intersegment sales primarily represent the sale of pork fat to the Liquid Fuels segment, which uses it as a feedstock in the renewable diesel and biodiesel production processes. The Marine segment’s intersegment sales primarily represent shipping services provided to another Seaboard subsidiary. Intercompany transactions are eliminated in consolidation.
(b)	The Turkey segment’s total assets represent Seaboard’s investment in Butterball, LLC (“Butterball”). All Other and Corporate’s total assets primarily represent short-term investments held by Corporate; these investments were $1 billion as of both April 4, 2026 and December 31, 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, Seaboard’s consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q and within Seaboard’s 2025 10-K. Certain statements in this report contain forward-looking statements. See the section entitled “Forward-looking Statements” for more information on these forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements.

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

As of April 4, 2026, Seaboard had cash and short-term investments of nearly $1.2 billion and additional net working capital of $1 billion. Of the total cash and short-term investments balance, $102 million was held by foreign subsidiaries.

The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total amount
(Millions of dollars)	available
Short-term uncommitted and committed lines	$1,339
Amounts drawn against lines	(546)
Available borrowing capacity as of April 4, 2026	$793

Available borrowing capacity fluctuates based on changes to the terms of line of credit agreements and draws needed to fund operations. During the first quarter of 2026, an uncommitted line of credit agreement, secured by eligible accounts receivable, that had up to $100 million of borrowing availability expired. Seaboard will continue to evaluate opportunities to access efficient financing in the markets where it operates, leveraging low-cost funding to support its operations.

Seaboard had long-term debt of $988 million as of April 4, 2026, which included a Term Loan due 2033 of $950 million. Current maturities of long-term debt were $11 million as of April 4, 2026. See Note 4 to the condensed consolidated financial statements for more discussion of Seaboard’s lines of credit and long-term debt.

Cash Flows

Cash used in operating activities was $54 million for the first quarter of 2026, compared to $20 million for the same period in 2025. The change in operating activities cash flows was due to more cash used for working capital of $111 million, partially offset by an increase in net earnings, adjusted for non-cash items, of $56 million and more dividend payments received from equity method investments of $21 million. The increase in cash used for working capital was primarily due to increases in inventory balances, primarily in the Liquid Fuels segment. This segment’s fuel and tax credits inventory increases were driven by improved market conditions, more production and timing of sales.

Cash used in investing activities was $87 million for the first quarter of 2026, compared to $55 million for the same period in 2025. During the three months ended April 4, 2026, Seaboard invested $96 million in property, plant and equipment, of which $44 million was in the Power segment, consisting primarily of installment payments for EDM IV, the new barge currently under construction. Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases are a result of the investment of excess cash, asset allocation from the active management of the portfolio and re-investment of matured securities.

Cash provided by financing activities was $74 million for the first quarter of 2026, compared to $62 million for the same period in 2025. Cash flows from financing activities primarily include draws and repayments under committed and uncommitted revolving facilities held with financial institutions across multiple jurisdictions and currencies. The daily needs for working capital primarily influence changes in Seaboard’s borrowing balances.

Seaboard did not repurchase any shares under its share repurchase program during the first quarter of 2026. As of April 4, 2026, $62 million remained available for repurchase under the program. Seaboard is not obligated to repurchase a minimum number of shares under the program, and Seaboard cannot predict when, or if, it will repurchase any shares or the amount of any such repurchases. See Note 6 to the condensed consolidated financial statements for more discussion of Seaboard’s share repurchase program.

Capital Expenditures

For the remainder of 2026, management has budgeted capital expenditures totaling approximately $460 million, which includes approximately $125 million for the Power segment’s expenditures related to the construction of EDM IV with the remainder relating to several individually immaterial projects across the remaining segments. Management anticipates funding these capital expenditures from a combination of available cash, the use of available short-term investments and Seaboard’s available borrowing capacity.

Future Contractual Obligations

During the first quarter of 2026, the Marine segment entered into an amended and restated LNG fuel supply contract for its LNG-fueled vessels. The total minimum fuel purchase commitment over the 8-year contract term beginning in February 2026 is approximately $335 million, based on market prices at quarter end for the variable price component. There were no other material updates to Seaboard’s obligations as discussed in the 2025 10-K.

RESULTS OF OPERATIONS

Seaboard’s operations are heavily commodity-driven and financial performance for certain subsidiaries is very cyclical based on respective global commodity markets and trends in economic activity. The recent conflict involving Iran that began in late February has resulted in higher fuel prices, increased volatility in commodity markets and broader macroeconomic uncertainty, among other factors. Where possible, Seaboard’s segments pass on higher fuel costs through a fuel surcharge or other pricing mechanism. These conditions did not have a material impact on Seaboard’s first quarter 2026 results; however, the extent and duration of the conflict remain uncertain, and management continues to monitor developments. See Item 1A. Risk Factors for an update to the risk factors set forth in Seaboard’s 2025 10-K.

Net Sales

Net sales increased $84 million for the three-month period of 2026 compared to the same period in 2025. The increase primarily reflected higher sales of $76 million in the Liquid Fuels segment driven by increased volumes of fuel sold. See the net sales discussion by reportable segment below for more details.

Operating Income

Operating income increased $58 million for the three-month period of 2026 compared to the same period in 2025. The change primarily reflected an increase of $63 million in Liquid Fuels segment operating income and a $38 million increase in Pork segment operating income driven primarily by higher margins on products sold. These increases were partially offset by a $24 million decrease in CT&M segment operating income due to losses on mark-to-market derivative contracts and a $23 million decrease in Marine segment operating income due to lower freight rates and higher voyage-related costs. See the operating income discussion by reportable segment below for more details.

Income Tax Expense

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusts for discrete items recorded during the period. The effective tax rate for the three-month period of 2026 decreased compared to the three-month period of 2025, with no material drivers for the decrease. A rate reconciling item can have a disproportionate impact on the effective tax rate when applied against a relatively low level of pre-tax earnings, such as for the first quarter of 2025. In July 2025, the U.S. signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA imposed various changes to U.S. federal income tax regulation, including restoring 100% bonus depreciation, removing the requirement to capitalize and amortize domestic research and development expenditures, increasing interest deductibility and reducing certain international deductions. The international effects of the OBBBA, effective beginning on January 1, 2026, were not material to Seaboard’s first quarter of 2026 income tax expense.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income (loss) by reportable segment to consolidated net sales and consolidated operating income (loss), respectively.

Pork Segment

	Three Months Ended
	April 4,	March 29,	$
(Millions of dollars)	2026	2025	Change
Net sales	$485	$486	$(1)
Operating income (loss)	$7	$(31)	$38
Income from affiliates	$12	$8	$4

Net sales remained relatively flat for the three-month period of 2026 compared to 2025. The decrease in the volume of market hogs sold due to availability of hogs during the current period was mostly offset by an increase in the volume of pork products sold. This segment sells hogs to a non-consolidated affiliate for processing. Sale price fluctuations did not have a material impact on results during the current period.

The increase in operating income for the three-month period of 2026 compared to 2025 reflected higher margins on pork products and market hogs sold, due to a decrease in legal claims expense and, to a lesser extent, a decrease in feed costs of $19 million largely offset by increases in other production costs, driven by hog health. While management anticipates the Pork segment will be profitable for the remainder of 2026, no assurances can be made as it is difficult to predict market prices for pork products, the cost of production or third-party hogs, diseases and the impact of geopolitical events for future periods.

CT&M Segment

	Three Months Ended
	April 4,	March 29,	$
(Millions of dollars)	2026	2025	Change
Net sales	$1,205	$1,225	$(20)
Operating income	$17	$41	$(24)
Income from affiliates	$5	$4	$1

Net sales decreased for the three-month period of 2026 compared to 2025, primarily due to lower volumes of certain commodities sold, which decreased sales $48 million, partially offset by higher average sales prices of 2%, which increased sales $28 million. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income decreased for the three-month period of 2026 compared to 2025, primarily due to an increase of $18 million in mark-to-market losses on derivative contracts, which continue to fluctuate until final delivery of product. While management anticipates positive operating income, excluding the effects of mark-to-market adjustments, for this segment for the remainder of 2026, no assurances can be made as it is difficult to predict worldwide commodity price fluctuations and the uncertain political and economic conditions in the countries in which this segment operates.

Marine Segment

	Three Months Ended
	April 4,	March 29,	$
(Millions of dollars)	2026	2025	Change
Net sales	$428	$403	$25
Operating income	$34	$57	$(23)

Net sales increased for the three-month period of 2026 compared to 2025 primarily due to a 10% increase in cargo volumes due to modest growth in several markets, partially offset by a 4% decrease in average freight rates due to competitive factors.

The decrease in operating income for the three-month period of 2026 compared to 2025 was primarily the result of lower freight rates and higher voyage-related costs primarily due to higher cargo volumes. Many of this segment’s costs are variable in nature and the overall expense amounts will fluctuate as volumes increase or decrease. While management anticipates this segment will be profitable for the remainder of 2026, no assurances can be made as it is difficult to predict changes in cargo volumes, cargo rates, fuel costs or other voyage costs for future periods.

Liquid Fuels Segment

	Three Months Ended
	April 4,	March 29,	$
(Millions of dollars)	2026	2025	Change
Net sales	$197	$121	$76
Operating income (loss)	$37	$(26)	$63

The increase in net sales for the three-month period of 2026 compared to the same period in 2025 primarily reflected higher fuel sales of $72 million, driven by sales volumes and fuel prices, which contributed $59 million and $13 million, respectively. The increase in volumes sold was attributable to higher production levels due to less downtime at the renewable diesel plant as compared to 2025, and increased prices reflected improved market conditions. Environmental credit sales were relatively flat due to higher sales prices, which increased sales $24 million, partially offset by lower volumes sold that decreased sales $19 million.

The increase in operating income for the three-month period of 2026 compared to 2025 primarily reflected higher margins on fuel sales and more income of $12 million from production tax credits related to higher production. Feedstock costs, used to produce biofuels, increased 18% as compared to 2025. Based on current market conditions, management anticipates this segment will be profitable for the remainder of 2026, but no assurances can be made as it is difficult to predict market prices for biodiesel, renewable diesel and credits, the cost of feedstock or production levels for future periods.

Power Segment

	Three Months Ended
	April 4,	March 29,	$
(Millions of dollars)	2026	2025	Change
Net sales	$60	$53	$7
Operating income	$9	$7	$2

The increase in net sales for the three-month period of 2026 compared to 2025 reflected more power generation and higher spot market rates, due to a decrease in generation from lower variable-cost producers.

Operating income remained relatively flat for the three-month period of 2026 compared to 2025, as the increase in net sales was mostly offset by higher fuel costs due to increased consumption and prices. While management anticipates this segment will be profitable for the remainder of 2026, no assurances can be made as it is difficult to predict fuel costs or the extent that spot market rates will fluctuate due to fuel costs or other power producers for future periods.

Turkey Segment

	Three Months Ended
	April 4,	March 29,	$
(Millions of dollars)	2026	2025	Change
Income from affiliates	$24	$—	$24

The Turkey segment represents Seaboard’s non-controlling 52.5% investment in Butterball, LLC (“Butterball”), which is accounted for using the equity method. The improvement in Butterball’s net income for the three-month period of 2026 compared to 2025 primarily reflected increased margins on turkey products sold due to higher sales prices of 10% as commodity markets strengthened and the product sales mix shifted toward a greater concentration of value-added products, while production and processing costs were relatively flat. Volumes sold increased 8% during the current period. While management anticipates this segment will be profitable for the remainder of 2026, no assurances can be made as it is difficult to predict market prices for turkey products, the cost of production for future periods and impacts from diseases.

Butterball’s summarized income statement information was as follows:

	Three Months Ended
	April 4,	March 29,
(Millions of dollars)	2026	2025
Net sales	$443	$375
Operating income (loss)	$48	$(3)
Net income	$46	$—

CRITICAL ACCOUNTING ESTIMATES

The preparation of Seaboard’s condensed consolidated financial statements requires Seaboard to make estimates, judgments, and assumptions. A summary of significant accounting policies and critical accounting estimates is included in Seaboard’s 2025 10-K. There were no changes to significant accounting policies or critical accounting estimates during the three months ended April 4, 2026.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Seaboard is exposed to various types of market risks in its day-to-day operations. Primary market risk exposures result from changing commodity prices, foreign currency exchange rates, interest rates and equity prices. Occasionally, Seaboard utilizes derivative instruments to manage these overall market risks. The nature of Seaboard’s market risk exposure related to these items has not changed materially since December 31, 2025. See Note 5 to the condensed consolidated financial statements for further discussion of market risk exposure.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 4, 2026. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended April 4, 2026, that have materially affected, or are reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except for the additional risk factor set forth below, there have been no material changes in the risk factors as previously disclosed in Seaboard’s 2025 10-K:

Operational Risks

(1)	The Conflict Involving Iran Could Further Indirectly Affect the Business. In February 2026, the U.S. and Israel launched military strikes against Iran. The Middle East is a critical corridor for the global movement of crude oil, refined petroleum products, LNG and other commodities. Overall, the conflict and heightened geopolitical tensions involving Iran have affected, and could continue to affect, global economic conditions, commodity markets, energy and input costs and global supply chains. Although Seaboard does not operate in Iran,

Seaboard’s operations have been indirectly impacted by higher fuel costs and grain prices resulting from the conflict. A prolonged or expanded conflict could negatively impact Seaboard’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of Seaboard’s common stock made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Securities and Exchange Commission) during the fiscal quarter ended April 4, 2026. See Note 6 to the condensed consolidated financial statements for further discussion of Seaboard’s share repurchase program.

Item 5.  Other Information

During the three months ended April 4, 2026, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended April 4, 2026, otherwise reportable under this Item 5.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Seaboard Corporation Employee Welfare Plan as Amended and Restated effective April 1, 2026

10.2*	Seaboard Corporation Retiree Medical Benefit Plan as Amended and Restated effective April 1, 2026

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feed stocks and other materials used by Seaboard; (iii) the sale price or market conditions for pork, agricultural commodities, biofuel and related environmental credits, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and expected changes in tax laws and effects thereof; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) monetizing biofuel production tax credits; (vii) the charter hire rates and fuel prices for vessels; (viii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (ix) the effect of foreign currency exchange rate fluctuations; (x) the profitability or sales volume of any of Seaboard’s segments; (xi) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, acquisitions and dispositions; (xii) the productive capacity of assets that are planned, under construction or in the early development stages, and the timing of the commencement or maturity of operations; (xiii) potential future impact on Seaboard’s business of new legislation, rules or policies; (xiv) adverse results in pending or future litigation matters; (xv) Seaboard’s ability to realize deferred tax assets or the need to record or reverse valuation allowances in future periods; (xvi) expectations regarding future regulatory developments or other matters and whether such matters will or will not have a material adverse effect on Seaboard’s results of operations, business or financial condition, including any preliminary estimates of such effects; (xvii) Seaboard’s ability to trade with foreign customers and operate abroad and the impacts of trade restrictions, tariffs and similar government actions; (xviii) the impact of geopolitical conflicts or changes in geopolitical conditions; (xix) Seaboard’s share repurchase program; or (xx) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

This list of forward-looking statements is not exclusive. Forward-looking statements are based only on Seaboard’s current beliefs, expectations and assumptions regarding its future financial condition, results of operations, plans, objectives, performance and business. Seaboard undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors. Such factors include risks associated with international operations, including the ongoing conflict between Russia and Ukraine and tensions in the Middle East, deterioration of economic conditions, interest rate fluctuations, inflation, systemic pressures in the banking industry, including potential disruptions in credit markets, supply chain and labor market disruptions, stock price fluctuations, decentralization of operations, investments in non-consolidated affiliates, estimating future income taxes, cyber-attacks and cybersecurity breaches, the food industry, health risks to animals, fluctuations in commodity prices, increases in costs of purchases, difficulties in obtaining and retaining appropriate personnel, the loss or closure of principal properties, disruptions of operations of suppliers and co-packers, ocean transportation, fluctuations in fuel costs, general risks of litigation, compliance with complex rules and regulations, including stringent environmental regulation and measures to address climate change, risks associated with trade restrictions, tariffs and similar government actions, changes in tax laws, adverse weather conditions and specific risks relating to Seaboard’s segments. The information contained in this report, including without limitation the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the information included under the caption “Risk Factors” in Seaboard’s 2025 10-K, as supplemented by the information included under the caption “Risk Factors” in this quarterly report on Form 10-Q, describes these factors and identifies other important factors that could cause such differences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABOARD CORPORATION
(Registrant)

by:	/s/ David H. Rankin
David H. Rankin Executive Vice President, Chief Financial Officer

(principal financial officer)

Date: May 5, 2026

by:	/s/ Barbara M. Smith
Barbara M. Smith Vice President and Corporate Controller

(principal accounting officer)

Date: May 5, 2026