Form 10-Q
period 2026-07-04
SEABOARD CORP /DE/
filed 2026-08-04
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

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

There were 957,794 shares of common stock, $1.00 par value per share, outstanding on July 28, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Millions of dollars except share and per share amounts)	2026	2025	2026	2025
Net sales:
Products (includes sales to affiliates of $314, $315, $573 and $580)	$2,420	$2,020	$4,301	$3,856
Services (includes sales to affiliates of $10, $9, $21 and $20)	428	406	887	833
Other	74	54	134	107
Total net sales	2,922	2,480	5,322	4,796
Cost of sales and operating expenses:
Products	2,274	1,954	4,033	3,755
Services	379	322	754	651
Other	48	42	97	86
Total cost of sales and operating expenses	2,701	2,318	4,884	4,492
Gross income	221	162	438	304
Selling, general and administrative expenses	121	110	242	214
Operating income	100	52	196	90
Interest expense	(20)	(18)	(30)	(28)
Income from affiliates	41	29	83	42
Other income, net	85	49	100	48
Earnings before income taxes	206	112	349	152
Income tax expense	(52)	(8)	(75)	(16)
Net earnings	$154	$104	$274	$136
Less: Net earnings attributable to noncontrolling interests	(1)	(2)	(2)	(2)
Net earnings attributable to Seaboard	$153	$102	$272	$134

Earnings per common share	$159.74	$105.22	$283.99	$138.11
Average number of shares outstanding	957,794	969,427	957,794	970,228

Other comprehensive income (loss), net of income tax expense:
Foreign currency translation adjustment	(1)	15	6	—
Unrecognized pension benefit (cost)	—	(1)	—	—
Other comprehensive income (loss), net of tax	$(1)	$14	$6	$—
Comprehensive income	153	118	280	136
Less: Comprehensive income attributable to noncontrolling interests	(1)	(2)	(2)	(2)
Comprehensive income attributable to Seaboard	$152	$116	$278	$134

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	July 4,	December 31,
(Millions of dollars except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$145	$178
Short-term investments	1,062	1,052
Receivables, net of allowance for credit losses of $46 and $42 (includes $126 and $98 due from affiliates)	893	756
Inventories	1,807	1,513
Other current assets	142	131
Total current assets	4,049	3,630
Property, plant and equipment, net of accumulated depreciation of $2,493 and $2,379	2,869	2,820
Operating lease right-of-use assets, net	353	362
Investments in and advances to affiliates	792	795
Goodwill	166	168
Long-term investments	214	208
Deferred tax asset	128	145
Other non-current assets (includes $8 and $6 due from affiliates)	111	118
Total assets	$8,682	$8,246
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$623	$458
Accounts payable (includes $32 and $32 due to affiliates)	413	397
Deferred revenue (includes $10 and $18 due to affiliates)	94	77
Operating lease liabilities	127	113
Other current liabilities	428	465
Total current liabilities	1,685	1,510
Long-term debt, less current maturities	972	977
Long-term operating lease liabilities	250	275
Accrued pension liability	74	71
Deferred tax liability	42	31
Other non-current liabilities	150	147
Total liabilities	3,173	3,011
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. 1,250,000 shares authorized; 957,794 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(335)	(341)
Retained earnings	5,820	5,552
Total Seaboard stockholders’ equity	5,486	5,212
Noncontrolling interests	23	23
Total equity	5,509	5,235
Total liabilities and stockholders’ equity	$8,682	$8,246

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2024	$1	$(376)	$5,104	$20	$4,749
Comprehensive income:
Net earnings	—	—	32	—	32
Other comprehensive loss, net of tax	—	(14)	—	—	(14)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 29, 2025	$1	$(390)	$5,134	$20	$4,765
Comprehensive income:
Net earnings	—	—	102	2	104
Other comprehensive income, net of tax	—	14	—	—	14
Distributions to noncontrolling interest	—	—	—	(2)	(2)
Repurchase of common stock	—	—	(24)	—	(24)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 28, 2025	$1	$(376)	$5,210	$20	$4,855

Balances, December 31, 2025	$1	$(341)	$5,552	$23	$5,235
Comprehensive income:
Net earnings	—	—	119	1	120
Other comprehensive income, net of tax	—	7	—	—	7
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, April 4, 2026	$1	$(334)	$5,669	$24	$5,360
Comprehensive income:
Net earnings	—	—	153	1	154
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Distributions to noncontrolling interest	—	—	—	(2)	(2)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 4, 2026	$1	$(335)	$5,820	$23	$5,509

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 4,	June 28,
(Millions of dollars)	2026	2025
Operating activities:
Net earnings	$274	$136
Adjustments to reconcile net earnings to cash (used in) from operating activities:
Depreciation and amortization	166	158
Deferred income taxes	28	69
Income from affiliates	(83)	(42)
Dividends received from affiliates	96	37
Investment gains, net	(60)	(25)
Other, net	(3)	16
Changes in assets and liabilities:
Receivables, net of allowance for credit losses	(128)	(54)
Inventories	(285)	(132)
Other assets	(16)	1
Accounts payable	(30)	(103)
Other liabilities, exclusive of debt	11	—
Net cash (used in) from operating activities	(30)	61
Investing activities:
Purchase of short-term investments	(165)	(716)
Proceeds from the sale and maturity of short-term investments	207	826
Capital expenditures	(198)	(260)
Proceeds from the sale of property, plant and equipment	23	16
Purchase of long-term investments	(5)	(70)
Other, net	1	3
Net cash used in investing activities	(137)	(201)
Financing activities:
Uncommitted lines of credit, net	145	203
Draws under committed lines of credit	995	780
Repayments of committed lines of credit	(980)	(780)
Principal payments of long-term debt	(5)	(3)
Finance lease payments	(16)	(20)
Repurchase of common stock	—	(24)
Dividends paid	(4)	(4)
Other, net	(2)	(2)
Net cash from financing activities	133	150
Effect of exchange rate changes on cash and cash equivalents	1	9
Net change in cash and cash equivalents	(33)	19
Cash and cash equivalents at beginning of year	178	98
Cash and cash equivalents at end of period	$145	$117

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

Related-Party Transactions

Seaboard has investments in non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $27 million and $20 million for the three months ended July 4, 2026 and June 28, 2025, respectively, and $47 million and $35 million for the six months ended July 4, 2026 and June 28, 2025, respectively.

Other Income, Net

The components of other income, net in the condensed consolidated statements of comprehensive income for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Millions of dollars)	2026	2025	2026	2025
Interest and dividend income	$10	$14	$19	$35
Investment gains, net	67	37	60	25
Foreign currency gains (losses), net	4	(1)	12	(10)
Miscellaneous, net	4	(1)	9	(2)
Total other income, net	$85	$49	$100	$48

Supplemental Cash Flow Information

Non-cash activities for the six months ended July 4, 2026 and June 28, 2025, included capital expenditures of $34 million and $4 million, respectively, that were in other current liabilities and accounts payable. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Six Months Ended
	July 4,	June 28,
(Millions of dollars)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79	$83
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	16	20
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$56	$33
Finance leases	7	33

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

In May 2026, the FASB issued guidance that establishes the recognition, measurement, presentation, and disclosure requirements for environmental credits. This guidance is effective for Seaboard’s interim and annual reporting periods beginning on January 1, 2028, and is required to be adopted on a retrospective basis. Seaboard is evaluating the impact this guidance will have on its financial statements and disclosures.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	July 4,	December 31,
(Millions of dollars)	2026	2025
Domestic equity securities (a)	$717	$713
Foreign equity securities	169	145
Domestic fixed-income mutual funds	143	136
Foreign fixed-income mutual funds	14	26
Domestic debt securities - other	18	25
Money market funds held in trading accounts	1	7
Total short-term investments	$1,062	$1,052
(a)	Includes $343 million and $382 million of equity interests in private funds that hold debt securities as of July 4, 2026 and December 31, 2025, respectively.

The unrealized gains related to trading securities still held at the end of the respective reporting periods were $59 million and $54 million for the three and six months ended July 4, 2026, respectively, and $36 million and $24 million for the three and six months ended June 28, 2025, respectively.

Note 3 – Inventories

The following is a summary of inventories:

	July 4,	December 31,
(Millions of dollars)	2026	2025
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$491	$476
Pork products and materials	67	66
Grains, oilseeds and other commodities	559	346
Biofuels and related credits	375	339
Other	107	77
Total inventories at lower of FIFO cost and NRV	1,599	1,304
Grain, flour and feed at lower of weighted average cost and NRV	208	209
Total inventories	$1,807	$1,513

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of July 4, 2026, the outstanding balance under uncommitted lines of credit was $424 million, of which $283 million was denominated in foreign currencies, including $160 million in euros. As of December 31, 2025, the outstanding balance under uncommitted lines of credit was $274 million, of which $139 million was denominated in foreign currencies,

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

including $94 million in euros. Seaboard has a committed line of credit agreement with a total borrowing capacity of $300 million, and during the first quarter of 2026, Seaboard extended the maturity date of this agreement to February 2027. This line of credit is secured by certain short-term investments, and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable spread. The outstanding balance under the committed line of credit was $199 million and $184 million as of July 4, 2026 and December 31, 2025, respectively. The weighted average interest rate for outstanding lines of credit was 5.24% and 4.79% as of July 4, 2026 and December 31, 2025, respectively.

Long-Term Debt

The following is a summary of long-term debt:

	July 4,	December 31,
(Millions of dollars)	2026	2025
Term Loan due 2033	$948	$953
Foreign subsidiary obligations	1	1
Other long-term debt	37	37
Total debt at face value	986	991
Current maturities and unamortized costs	(14)	(14)
Long-term debt, less current maturities and unamortized costs	$972	$977

The Term Loan due 2033 interest rate was 5.35% and 5.39% as of July 4, 2026 and December 31, 2025, respectively. Seaboard was in compliance with all restrictive debt covenants under this credit agreement as of July 4, 2026.

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

Seaboard has made appropriate and adequate accruals for loss contingencies where necessary as of July 4, 2026. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On June 12, 2023, Seaboard Foods entered into a settlement agreement with the putative direct purchaser plaintiff class (the “DPP Class”). The settlement with the DPP Class did not cover the claims of (a) “direct action” plaintiffs (“DPPs”) that opted-out of Seaboard’s settlement with the DPP Class and are continuing direct actions; (b) other direct purchasers that opted-out of the settlement (“Other Opt-Outs”) and may in the future file actions against Seaboard; (c) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”); or (d) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”). Subsequent to the settlement with the DPP Class, Seaboard settled with some of the DPPs and Other Opt-Outs. On June 18, 2024 and June 20, 2024, Seaboard Foods entered into settlement agreements with the CIIP Class and the EUCP Class. The settlement with the EUCP Class remains subject to court approval. Seaboard Foods entered into settlement agreements with the state of Alaska on August 7, 2024, the Commonwealth of Puerto Rico on January 2, 2025 and the State of New Mexico on September 26, 2025. Seaboard believes that these settlements were in the best interests of Seaboard and its stakeholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation. Seaboard continues to litigate against the DPPs it has not settled with, but Seaboard will consider additional reasonable settlements where they are available.

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

Commitments

In February 2026, the Marine segment entered into an amended and restated liquefied natural gas (“LNG”) fuel supply contract for its LNG-fueled vessels. As of execution, the total minimum fuel purchase commitment over the eight-year contract term was approximately $335 million, calculated using market prices for the variable price component as of the end of the first quarter of 2026. There were no other material changes to the commitments disclosed in Note 8 to the consolidated financial statements included in Seaboard’s 2025 10-K.

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

	July 4,
(Millions of dollars)	2026	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$374	$374	$—	$—
Foreign equity securities	169	169	—	—
Domestic fixed-income mutual funds	143	143	—	—
Foreign fixed-income mutual funds	14	14	—	—
Domestic debt securities – other	18	—	18	—
Money market funds held in trading accounts	1	1	—	—
Trading securities – other current assets	16	16	—	—
Derivatives – other current assets	1	1	—	—
Total assets	$736	$718	$18	$—
Liabilities:
Derivatives – other current liabilities	$34	$32	$2	$—
Total liabilities	$34	$32	$2	$—

	December 31,
(Millions of dollars)	2025	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$331	$331	$—	$—
Foreign equity securities	145	145	—	—
Domestic fixed-income mutual funds	136	136	—	—
Foreign fixed-income mutual funds	26	26	—	—
Domestic debt securities – other	25	—	25	—
Money market funds held in trading accounts	7	7	—	—
Trading securities – other current assets	15	15	—	—
Derivatives – other current assets	9	8	1	—
Total assets	$694	$668	$26	$—
Liabilities:
Derivatives – other current liabilities	$8	$5	$3	$—
Total liabilities	$8	$5	$3	$—

Seaboard has equity interests in private funds that invest in high-quality debt securities. These investments are measured using NAV as a practical expedient for fair value as they do not have readily determinable fair values. The NAV of the investments, based on the market value of the underlying securities in the portfolios, included in the condensed consolidated balance sheets is as follows:

	July 4,	December 31,
(Millions of dollars)	2026	2025
Short-term investments	$343	$382
Long-term investments	$53	$51

Financial instruments consisting of cash and cash equivalents, net receivables, lines of credit, and accounts payable are carried at cost, which approximates fair value as a result of the short-term nature of the instruments.

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

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		July 4,	December 31,
(Millions)	Metric	2026	2025
Commodities:
Grain	Bushels	22	30
Hogs and pork products	Pounds	1	8
Soybean oil	Pounds	34	13
Foreign currencies	U.S. dollar	136	168

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		July 4,	December 31,		July 4,	December 31,
(Millions of dollars)		2026	2025		2026	2025
Commodities	Other current assets	$1	$9	Other current liabilities	$32	$5
Foreign currencies	Other current assets	—	—	Other current liabilities	2	3

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of July 4, 2026 and December 31, 2025, the commodity derivatives had a margin account balance of $59 million and $18 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $28 million and $22 million, respectively.

The following table provides the amount of gain (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Six Months Ended
		July 4,	June 28,	July 4,	June 28,
(Millions of dollars)		2026	2025	2026	2025
Commodities	Cost of sales	$(28)	$(9)	$(32)	$(14)
Foreign currencies	Cost of sales	(10)	(3)	(12)	(8)
Foreign currencies	Other loss, net	(3)	(7)	(2)	(13)

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

During 2025, Seaboard’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of its outstanding shares of common stock (“Shares”) through December 31, 2027, unless extended or earlier terminated. Under the share repurchase program, Seaboard is authorized to repurchase Shares from time-to-time in the open-market, through block trades, in privately negotiated purchases, pursuant to a trading plan, or by other means, in accordance with federal securities laws and other applicable laws. Shares repurchased are retired and became authorized and unissued shares. Seaboard did not repurchase any shares during the three and six months ended July 4, 2026. As of July 4, 2026, $62 million remained available for repurchase under this program.

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Benefit	Total
Balance December 31, 2024	$(400)	$24	$(376)
Other comprehensive income (loss), net of tax	(15)	1	(14)
Balance March 29, 2025	$(415)	$25	$(390)
Other comprehensive income (loss), net of tax	15	(1)	14
Balance June 28, 2025	$(400)	$24	$(376)

Balance December 31, 2025	$(372)	$31	$(341)
Other comprehensive income, net of tax	7	—	7
Balance April 4, 2026	$(365)	$31	$(334)
Other comprehensive loss, net of tax	(1)	—	(1)
Balance July 4, 2026	$(366)	$31	$(335)

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

Seaboard’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM assesses performance and makes key operating decisions based on total operating income and income from affiliates. The CODM uses this measure to compare to historical trends and forecasts to assess segment results, allocate capital, make strategic decisions and identify areas of opportunity. Operating income and income from affiliates for segment reporting is prepared on the same basis as that used for consolidated purposes under U.S. GAAP. The CODM does not receive proportionate consolidation information for equity method investments.

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables include certain segment information for the respective periods presented. The significant segment expense categories align with the information regularly provided to the CODM.

	Three Months Ended July 4, 2026
							All
							Other		Inter-
				Liquid			and		Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate		Elims	Total
External net sales:
Products	$483	$1,545	$—	$370	$—		$22		$—	$2,420
Transportation	6	—	403	—	—		—		—	409
Energy	—	—	—	—	74		—		—	74
Other	13	6	—	—	—		—		—	19
Total external net sales	502	1,551	403	370	74		22		—	2,922
Intersegment net sales (a)	18	—	1	—	—		—		(19)	—
Total segment/consolidated net sales	$520	$1,551	$404	$370	$74		$22		$(19)	$2,922
Less significant segment expenses:
Cost of sales	477	1,499	368	312	47		20		(22)	2,701
Selling, general and administrative expenses	26	42	29	5	5		14		—	121
Total segment/consolidated operating income (loss)	$17	$10	$7	$53	$22		$(12)		$3	$100
Income from affiliates	4	4	1		—	32	—		—	41
Total operating income (loss) and income from affiliates	$21	$14	$8	$53	$22	$32	$(12)		$3	$141
Depreciation and amortization expense	$40	$7	$17	$9	$5		$5	$		$83
Capital expenditures	$25	$27	$2	$4	$35		$9		$—	$102

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 28, 2025
							All
							Other		Inter-
				Liquid			and		Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate		Elims	Total
External net sales:
Products	$511	$1,339	$—	$146	$—		$24		$—	$2,020
Transportation	6	—	383	—	—		1		—	390
Energy	—	—	—	—	54		—		—	54
Other	12	4	—	—	—		—		—	16
Total external net sales	529	1,343	383	146	54		25		—	2,480
Intersegment net sales (a)	12	—	2	—	—		—		(14)	—
Total segment/consolidated net sales	$541	$1,343	$385	$146	$54		$25		$(14)	$2,480
Less significant segment expenses:
Cost of sales	488	1,298	315	168	40		23		(14)	2,318
Selling, general and administrative expenses	25	38	26	4	5		12		—	110
Total segment/consolidated operating income (loss)	$28	$7	$44	$(26)	$9		$(10)		$—	$52
Income from affiliates	8	3	1		—	17	—		—	29
Total operating income (loss) and income from affiliates	$36	$10	$45	$(26)	$9	$17	$(10)		$—	$81
Depreciation and amortization expense	$41	$6	$16	$8	$5		$4	$		$80
Capital expenditures	$39	$13	$86	$5	$—		$8		$—	$151

	Six Months Ended July 4, 2026
							All
							Other		Inter-
				Liquid			and		Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate		Elims	Total
External net sales:
Products	$948	$2,741	$—	$567	$—		$45		$—	$4,301
Transportation	12	—	831	—	—		2		—	845
Energy	—	—	—	—	134		—		—	134
Other	27	15	—	—	—		—		—	42
Total external net sales	987	2,756	831	567	134		47		—	5,322
Intersegment net sales (a)	30	—	2	—	—		—		(32)	—
Total segment/consolidated net sales	$1,017	$2,756	$833	$567	$134		$47		$(32)	$5,322
Less significant segment expenses:
Cost of sales	938	2,646	732	467	94		42		(35)	4,884
Selling, general and administrative expenses	55	83	60	10	9		25		—	242
Total segment/consolidated operating income (loss)	$24	$27	$41	$90	$31		$(20)		$3	$196
Income from affiliates	16	9	2		—	56	—		—	83
Total operating income (loss) and income from affiliates	$40	$36	$43	$90	$31	$56	$(20)		$3	$279
Depreciation and amortization expense	$80	$14	$35	$18	$11		$8	$		$166
Capital expenditures	$53	$42	$8	$6	$79		$10		$—	$198
Total assets as of July 4, 2026(b)	$2,041	$2,018	$1,242	$758	$453	$396	$1,774	$		$8,682
Investments in affiliates as of July 4, 2026	$165	$181	$45		$3	$396	$2	$		$792

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 28, 2025
							All
							Other		Inter-
				Liquid			and		Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate		Elims	Total
External net sales:
Products	$979	$2,558	$—	$267	$—		$52		$—	$3,856
Transportation	10	—	786	—	—		1		—	797
Energy	—	—	—	—	107		—		—	107
Other	26	10	—	—	—		—		—	36
Total external net sales	1,015	2,568	786	267	107		53		—	4,796
Intersegment net sales (a)	21	—	4	—	—		—		(25)	—
Total segment/consolidated net sales	$1,036	$2,568	$790	$267	$107		$53		$(25)	$4,796
Less significant segment expenses:
Cost of sales	988	2,448	636	311	83		51		(25)	4,492
Selling, general and administrative expenses	51	72	53	8	8		22		—	214
Total segment/consolidated operating income (loss)	$(3)	$48	$101	$(52)	$16		$(20)		$—	$90
Income from affiliates	16	7	2		—	17	—		—	42
Total operating income (loss) and income from affiliates	$13	$55	$103	$(52)	$16	$17	$(20)		$—	$132
Depreciation and amortization expense	$80	$12	$32	$16	$11		$7	$		$158
Capital expenditures	$66	$17	$160	$6	$1		$10		$—	$260
Total assets as of December 31, 2025(b)	$2,033	$1,662	$1,285	$690	$348	$413	$1,815	$		$8,246
Investments in affiliates as of December 31, 2025	$160	$173	$43		$3	$413	$3	$		$795

(a)	The Pork segment’s intersegment sales consist primarily of pork fat sold to the Liquid Fuels segment, which uses the pork fat as a feedstock in its renewable diesel and biodiesel production processes. The Marine segment’s intersegment sales consist primarily of shipping services provided to another Seaboard subsidiary. All intercompany transactions are eliminated in consolidation.
(b)	The Turkey segment’s total assets represent Seaboard’s investment in Butterball, LLC (“Butterball”). The total assets of All Other and Corporate consist primarily of short-term investments held by Corporate, which totaled $1 billion as of both July 4, 2026 and December 31, 2025.

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

LIQUIDITY AND CAPITAL RESOURCES

The primary objectives of Seaboard’s financing strategy are to effectively manage financial risks, ensure efficient liquidity for daily global operations and maintain balance sheet strength. Seaboard’s principal funding sources are cash provided by operating activities, proceeds from sales of short-term investments and borrowings from revolving lines of credit and term loans. Seaboard’s cash requirements primarily consist of working capital, capital expenditures, strategic investments and other general corporate needs. Seaboard evaluates its overall liquidity at least quarterly, and management believes that Seaboard’s internally-generated cash, together with its available liquidity and borrowing capacity, will be adequate to meet all of its short-term and long-term commitments.

As of July 4, 2026, Seaboard had cash and short-term investments of nearly $1.2 billion and additional net working capital of $1.2 billion. Of the total cash and short-term investments balances, $136 million was held by foreign subsidiaries.

The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total Amount
(Millions of dollars)	Available
Short-term uncommitted and committed lines	$1,359
Amounts drawn against lines	(623)
Available borrowing capacity as of July 4, 2026	$736

Available borrowing capacity fluctuates based on changes to the terms of line of credit agreements and draws needed to fund operations. Seaboard will continue to evaluate opportunities to access cost-effective financing in the markets where it operates, leveraging low-cost funding sources to support its operations.

Seaboard had long-term debt of $972 million as of July 4, 2026, which included a Term Loan due 2033 of $948 million. Current maturities of long-term debt were $11 million as of July 4, 2026. See Note 4 to the condensed consolidated financial statements for more discussion of Seaboard’s lines of credit and long-term debt.

Cash Flows

Cash used in operating activities was $30 million for the six months ended July 4, 2026, compared to cash provided by operating activities of $61 million for the same period in 2025. This change was primarily due to a $160 million increase in cash used for working capital, partially offset by a $59 million increase in dividend payments received from equity method investments. The increase in cash used for working capital was attributable to increases in inventory, primarily due to the timing of sales and inventory purchases in Seaboard’s CT&M segment, and accounts receivable, related to higher sales in the Liquid Fuels and CT&M segments. The CT&M segment handles large shipments of grain, so the timing of these deliveries can result in significant working capital fluctuations across periods. During the second quarter of 2026, Seaboard sold 2025 production tax credits, accounted for as inventory, and received proceeds of $55 million, net of discount and transaction fees. The increases in inventory and accounts receivable were partially offset by the timing of accounts payable disbursements.

Cash used in investing activities was $137 million for the six months ended July 4, 2026, compared to $201 million for the same period in 2025. This change was primarily due to lower capital expenditures of $62 million. During the six months ended July 4, 2026, Seaboard invested $198 million in property, plant and equipment, including $79 million in the Power segment, consisting primarily of installment payments for EDM IV, a new barge currently under construction. Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases result from the investment of excess cash, asset allocation decisions arising from the active management of the portfolio and re-investment of matured securities. Seaboard continues to explore strategic acquisitions and investments to further grow and diversify its operations.

Cash provided by financing activities was $133 million for the six months ended July 4, 2026, compared to $150 million for the same period in 2025. Cash flows from financing activities primarily include draws and repayments under committed and uncommitted revolving facilities held with financial institutions across multiple jurisdictions and currencies. Changes in Seaboard’s borrowing balances are primarily driven by its daily working capital needs. Seaboard did not repurchase any shares under its share repurchase program during the six months of 2026. As of July 4, 2026, $62 million remained available for repurchase under the program. Seaboard is not obligated to repurchase a minimum number of shares under the program and Seaboard cannot predict when, or if, it will repurchase any shares or the amount of any such repurchases. See Note 6 to the condensed consolidated financial statements for more discussion of Seaboard’s share repurchase program.

Capital Expenditures

For the remainder of 2026, management has budgeted capital expenditures totaling approximately $305 million, including approximately $60 million for the Power segment’s construction of EDM IV, with the remainder allocated to several individually immaterial projects across the remaining segments. Management anticipates funding these capital expenditures through a combination of available cash, proceeds from sales of short-term investments and Seaboard’s available borrowing capacity.

Future Contractual Obligations

In February 2026, the Marine segment entered into an amended and restated LNG fuel supply contract for its LNG-fueled vessels. As of execution, the total minimum fuel purchase commitment over the eight-year contract term was approximately $335 million, calculated using market prices for the variable price component as of the end of the first quarter of 2026. There were no other material updates to Seaboard’s obligations as discussed in the 2025 10-K.

RESULTS OF OPERATIONS

Seaboard’s operations are heavily commodity-driven, and the financial performance for certain subsidiaries is highly cyclical, depending on trends in the applicable global commodity markets and broader economic activity. The conflict involving Iran, which began in late February 2026 and continued through the second quarter, has resulted in higher fuel prices, higher shipping costs, increased volatility in commodity markets and broader macroeconomic uncertainty, among other factors. Where possible, Seaboard’s segments pass on higher fuel costs through a fuel surcharge or other pricing mechanism. See Item 1A. Risk Factors for an update to the risk factors set forth in Seaboard’s 2025 10-K.

Net Sales

Net sales increased $442 million and $526 million for the three- and six-month periods of 2026, respectively, compared to the corresponding periods in 2025. These increases were driven primarily by higher Liquid Fuels segment sales of $224 million and $300 million, respectively, due to increased environmental credit and fuel sales, and higher CT&M segment sales of $208 million and $188 million, respectively, due to increased volumes of commodities sold. See the net sales discussion by reportable segment below for more details.

Operating Income

Operating income increased $48 million and $106 million for the three- and six-month periods of 2026, respectively, compared to the corresponding periods in 2025. These increases were primarily driven by higher Liquid Fuels segment operating income of $79 million and $142 million, respectively, reflecting increased volumes and margins, partially offset by decreased Marine segment operating income of $37 million and $60 million, respectively, due to higher overall voyage-related costs. See the operating income discussion by reportable segment below for more details.

Income Tax Expense

Seaboard computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusted for discrete items recorded during the period. The effective tax rate for the three- and six-month periods of 2026 increased compared to the corresponding periods of 2025, primarily because Seaboard recognized less U.S. income tax expense in 2025 due to its U.S. valuation allowance position. In July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). The international effects of the OBBBA, effective beginning on January 1, 2026, were not material to the three- and six-month periods ended July 4, 2026.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income (loss) by reportable segment to consolidated net sales and consolidated operating income (loss), respectively.

Pork Segment

	Three Months Ended			Six Months Ended
	July 4,	June 28,	$	July 4,	June 28,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Net sales	$502	$529	$(27)	$987	$1,015	$(28)
Operating income (loss)	$17	$28	$(11)	$24	$(3)	$27
Income from affiliates	$4	$8	$(4)	$16	$16	$—

The decrease in net sales for the three- and six-month periods of 2026 compared to corresponding periods in 2025 primarily reflected lower prices and volumes of pork products sold. Lower market prices decreased sales by $18 million and $19 million, respectively, and lower volumes, driven by reduced availability of hogs, decreased sales by $17 million and $13 million, respectively. Market hog sales were relatively flat for both the three- and six-month periods, as a slight increase in volumes sold to a non-consolidated affiliate for processing were mostly offset by decreased prices. Market prices for pork products and hogs remain inherently volatile and can fluctuate significantly in response to shifts in domestic and global supply and demand.

The decrease in operating income for the three-month period of 2026 compared to the same period in 2025 primarily reflected lower sales prices and higher costs per unit of pork products sold, partially offset by lower production costs due to the decrease in volumes. The increase in operating income for the six-month period of 2026 compared to the same period in 2025 primarily reflected a decrease in legal claims expense, and to a lesser extent, a decrease in feed costs of $23 million primarily due to volumes, partially offset by lower prices on pork products sold. Margins on market hog sales for the three- and six-month periods compared to the corresponding periods in 2025 were primarily flat as lower sales prices were largely offset by lower production costs, including feed. Based on current market conditions, management is uncertain whether this segment will be profitable for the remainder of 2026, and no assurances can be made as it is difficult to predict market prices for pork products, the cost of production or third-party hogs, the effect of disease and the impact of geopolitical events for future periods.

CT&M Segment

	Three Months Ended			Six Months Ended
	July 4,	June 28,	$	July 4,	June 28,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Net sales	$1,551	$1,343	$208	$2,756	$2,568	$188
Operating income	$10	$7	$3	$27	$48	$(21)
Income from affiliates	$4	$3	$1	$9	$7	$2

Net sales increased for the three- and six-month periods of 2026 compared to the corresponding periods in 2025, primarily due to higher volumes of certain commodities sold, which increased sales by $196 million and $148 million, respectively. A 1% increase in average sales prices further increased sales by $12 million and $40 million, respectively, for the three- and six-month periods of 2026 compared to the corresponding periods in 2025. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income remained relatively flat for the three-month period of 2026 compared to the same period in 2025, as slightly higher margins at certain mills were mostly offset by reduced trading margins. Operating income decreased for the six-month period of 2026 compared to the same period in 2025 due to increases in costs, including $20 million of mark-to-market losses on derivative contracts, which will continue to fluctuate until final delivery of the product. While management anticipates positive operating income for this segment for the remainder of 2026, excluding the effects of mark-to-market adjustments, no assurances can be made as it is difficult to predict worldwide commodity price fluctuations and the uncertain political and economic conditions in the countries in which this segment operates.

Marine Segment

	Three Months Ended			Six Months Ended
	July 4,	June 28,	$	July 4,	June 28,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Net sales	$403	$383	$20	$831	$786	$45
Operating income	$7	$44	$(37)	$41	$101	$(60)

The increase in net sales for the three-month period of 2026 compared to the same period in 2025 was due to a 3% increase in average freight rates and a 2% increase in cargo volumes. The increase in net sales for the six-month period of 2026 compared to the same period in 2025 was due to a 6% increase in cargo volumes, partially offset by a 1% decrease in average freight rates. Freight rates fluctuate based on a number of factors, including regional supply and demand for shipping services, competitive dynamics, fuel prices and geopolitical conditions affecting global trade routes. Cargo volumes increased due to modest growth in several markets within this segment’s geographic footprint of the U.S., Caribbean, and Central and South America.

The decrease in operating income for the three- and six-month periods of 2026 compared to the corresponding periods in 2025 was primarily due to higher overall voyage-related costs, including port and canal, stevedoring, terminal services and trucking costs. Many of this segment’s costs are variable in nature, and overall expense amounts will fluctuate as volumes increase or decrease. Vessel fuel costs increased $19 million and $26 million for the three- and six-month periods of 2026, respectively, compared to the corresponding periods in 2025, primarily due to higher market prices. While management anticipates this segment will be profitable for the remainder of 2026, no assurances can be made as it is difficult to predict changes in cargo volumes, cargo rates, fuel costs or other voyage costs for future periods.

Liquid Fuels Segment

	Three Months Ended			Six Months Ended
	July 4,	June 28,	$	July 4,	June 28,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Net sales	$370	$146	$224	$567	$267	$300
Operating income (loss)	$53	$(26)	$79	$90	$(52)	$142

The increase in net sales for the three- and six-month periods of 2026 compared to the corresponding periods in 2025 reflected higher environmental credit sales of $138 million and $143 million, respectively, and higher fuel sales of $86 million and $157 million, respectively. Higher environmental credit market prices increased net sales by $81 million and $105 million, respectively, while higher environmental credit volumes sold, primarily due to more production and inventory, increased net sales by an additional $57 million and $38 million, respectively. On March 27, 2026, the Environmental Protection Agency finalized the 2026 and 2027 renewable volume obligations, which increased demand and, in turn, certain environmental credit prices during the second quarter of 2026. Higher fuel prices increased sales by $70 million and $83 million, respectively, and higher fuel sale volumes increased sales $16 million and $74 million, respectively, for the three- and six-month periods of 2026. The increased fuel prices reflected market conditions, while the increase in sales volumes was attributable to higher production levels resulting from more consistent production at the renewable diesel plant as compared to 2025.

The increase in operating income for the three- and six-month periods of 2026 compared to the corresponding periods in 2025 primarily reflected higher sales prices, partially offset by higher production costs, including increased feedstock costs of 64% and 77%, respectively, for the three- and six-month periods of 2026 compared to the corresponding periods in 2025. Income from production tax credits increased $5 million and $17 million, respectively, related to more production. Based on current market conditions, management anticipates this segment will be profitable for the remainder of 2026, but no assurances can be made as it is difficult to predict market prices for biodiesel, renewable diesel and credits, the cost of feedstock or production levels for future periods.

Power Segment

	Three Months Ended			Six Months Ended
	July 4,	June 28,	$	July 4,	June 28,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Net sales	$74	$54	$20	$134	$107	$27
Operating income	$22	$9	$13	$31	$16	$15

The increase in net sales for the three- and six-month periods of 2026 compared to the corresponding periods in 2025 primarily reflected higher spot market rates and, to a lesser extent, increased power generation. The higher rates were driven by increased fuel prices, while the increase in power generation resulted from reduced output by lower variable-cost producers and less downtime associated with barge maintenance.

The increase in operating income for the three- and six-month periods of 2026 compared to the corresponding periods in 2025 was driven by the increase in net sales, partially offset by higher fuel costs resulting from increased prices and consumption. Subsequent to quarter end, a routine inspection of EDM III, the power-generating barge that began operations in 2022, identified damage requiring repair. As a result, this barge will be nonoperational for an undetermined period. Based on current circumstances, management is uncertain whether this segment will be profitable for the remainder of 2026, and no assurances can be made as it is difficult to predict the duration of repair for EDM III, fuel costs or the extent that spot market rates will fluctuate due to fuel costs or other power producers for future periods.

Turkey Segment

	Three Months Ended			Six Months Ended
	July 4,	June 28,	$	July 4,	June 28,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Income from affiliate	$32	$17	$15	$56	$17	$39

The Turkey segment represents Seaboard’s non-controlling 52.5% investment in Butterball, LLC (“Butterball”) which is accounted for using the equity method. The increase in Butterball’s net income for the three- and six-month periods of 2026 compared to the corresponding periods in 2025 was primarily driven by higher turkey product sales resulting from increases in both sales prices and sales volumes. Sales prices increased 10% for each period reflecting continued strength in commodity markets and a greater concentration of value-added products in the sales mix. Sales volumes increased 6% for each period. Production and plant costs had an immaterial impact on results as improved fixed-cost absorption from higher volumes helped offset any cost increases. Although commodity turkey market prices have continued to decline over the first half of the year, management currently anticipates this segment will be profitable for the remainder of 2026. However, no assurances can be made as it is difficult to predict market prices for turkey products, the cost of production for future periods and impacts from diseases.

Butterball’s summarized income statement information was as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Millions of dollars)	2026	2025	2026	2025
Net sales	$516	$444	$959	$819
Operating income	$59	$31	$107	$28
Net income	$60	$31	$106	$31

CRITICAL ACCOUNTING ESTIMATES

The preparation of Seaboard’s condensed consolidated financial statements requires Seaboard to make estimates, judgments and assumptions. A summary of significant accounting policies and critical accounting estimates is included in Seaboard’s 2025 10-K. There were no changes to significant accounting policies or critical accounting estimates during the six months ended July 4, 2026.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 4, 2026. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended July 4, 2026 that have materially affected, or are reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except for the additional risk factor set forth below, there have been no material changes in the risk factors as previously disclosed in Seaboard’s 2025 10-K:

Operational Risks

(1)	The Conflict Involving Iran Could Further Affect the Business. In February 2026, the U.S. and Israel launched military strikes against Iran and the regional conflict continued through the second quarter of 2026. The Middle East is a critical corridor for the global movement of crude oil, refined petroleum products, LNG and other commodities. As a result, the ongoing conflict and heightened geopolitical tensions involving Iran have affected, and could continue to affect, global economic conditions and commodity markets. Although Seaboard does not operate in Iran, its operations have been affected by higher fuel prices, increased shipping costs, and, to a lesser extent, higher grain prices that have occurred since the conflict began. At the same time, the Liquid Fuels segment results have been affected from higher fuel prices amid volatile energy markets. The duration of the conflict remains uncertain, and the ultimate resolution, continuation or expansion of the conflict could affect Seaboard's business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of Seaboard’s common stock made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Securities and Exchange Commission) during the fiscal quarter ended July 4, 2026. See Note 6 to the condensed consolidated financial statements for further discussion of Seaboard’s share repurchase program.

Item 5.  Other Information

During the three months ended July 4, 2026, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended July 4, 2026 otherwise reportable under this Item 5.

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

Date: August 4, 2026

by:	/s/ Barbara M. Smith
Barbara M. Smith
Vice President and Corporate Controller

(principal accounting officer)

Date: August 4, 2026