Form 10-Q
period 2026-10-03
SEABOARD CORP /DE/
filed 2026-11-03
CIK 88121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026

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

There were 957,794 shares of common stock, $1.00 par value per share, outstanding on October 27, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Millions of dollars except share and per share amounts)	2026	2025	2026	2025
Net sales:
Products (includes sales to affiliates of $274, $315, $847 and $895)	$2,278	$2,066	$6,579	$5,922
Services (includes sales to affiliates of $6, $9, $27 and $29)	448	401	1,335	1,234
Other	45	73	179	180
Total net sales	2,771	2,540	8,093	7,336
Cost of sales and operating expenses:
Products	2,229	1,956	6,262	5,711
Services	376	341	1,130	992
Other	34	45	131	131
Total cost of sales and operating expenses	2,639	2,342	7,523	6,834
Gross income	132	198	570	502
Selling, general and administrative expenses	119	114	361	328
Operating income	13	84	209	174
Interest expense	(21)	(21)	(51)	(49)
Income from affiliates	10	39	93	81
Other income, net	35	23	135	71
Earnings before income taxes	37	125	386	277
Income tax expense	(8)	(15)	(83)	(31)
Net earnings	$29	$110	$303	$246
Less: Net earnings attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Net earnings attributable to Seaboard	$28	$109	$300	$243

Earnings per common share	$29.23	$113.71	$313.22	$251.47
Average number of shares outstanding	957,794	958,618	957,794	966,315

Other comprehensive income (loss), net of income tax expense:
Foreign currency translation adjustment	1	23	7	23
Unrecognized pension cost	—	(1)	—	(1)
Other comprehensive income, net of tax	$1	$22	$7	$22
Comprehensive income	30	132	310	268
Less: Comprehensive income attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Comprehensive income attributable to Seaboard	$29	$131	$307	$265

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	October 3,	December 31,
(Millions of dollars except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$159	$178
Short-term investments	1,313	1,052
Receivables, net of allowance for credit losses of $46 and $42 (includes $103 and $98 due from affiliates)	805	756
Inventories	1,751	1,513
Other current assets	176	131
Total current assets	4,204	3,630
Property, plant and equipment, net of accumulated depreciation of $2,544 and $2,379	2,844	2,820
Operating lease right-of-use assets, net	347	362
Investments in and advances to affiliates	770	795
Goodwill	166	168
Long-term investments	210	208
Deferred tax asset	128	145
Other non-current assets (includes $1 and $6 due from affiliates)	113	118
Total assets	$8,782	$8,246
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$711	$458
Accounts payable (includes $33 and $32 due to affiliates)	389	397
Deferred revenue (includes $10 and $18 due to affiliates)	112	77
Operating lease liabilities	136	113
Other current liabilities	437	465
Total current liabilities	1,785	1,510
Long-term debt, less current maturities	969	977
Long-term operating lease liabilities	234	275
Accrued pension liability	75	71
Deferred tax liability	36	31
Other non-current liabilities	148	147
Total liabilities	3,247	3,011
Commitments and contingent liabilities
Stockholders’ equity:
Common stock of $1 par value. 1,250,000 shares authorized; 957,794 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(334)	(341)
Retained earnings	5,846	5,552
Total Seaboard stockholders’ equity	5,513	5,212
Noncontrolling interests	22	23
Total liabilities and equity	5,535	5,235
Total liabilities and stockholders’ equity	$8,782	$8,246

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Noncontrolling
(Millions of dollars)	Stock	Loss	Earnings	Interests	Total
Balances, December 31, 2024	$1	$(376)	$5,104	$20	$4,749
Comprehensive income:
Net earnings	—	—	32	—	32
Other comprehensive loss, net of tax	—	(14)	—	—	(14)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, March 29, 2025	$1	$(390)	$5,134	$20	$4,765
Comprehensive income:
Net earnings	—	—	102	2	104
Other comprehensive income, net of tax	—	14	—	—	14
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Repurchase of common stock	—	—	(24)	—	(24)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, June 28, 2025	$1	$(376)	$5,210	$20	$4,855
Comprehensive income:
Net earnings	—	—	109	1	110
Other comprehensive income, net of tax	—	22	—	—	22
Repurchase of common stock	—	—	(14)	—	(14)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, September 27, 2025	$1	$(354)	$5,303	$21	$4,971

Balances, December 31, 2025	$1	$(341)	$5,552	$23	$5,235
Comprehensive income:
Net earnings	—	—	119	1	120
Other comprehensive income, net of tax	—	7	—	—	7
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, April 4, 2026	$1	$(334)	$5,669	$24	$5,360
Comprehensive income:
Net earnings	—	—	153	1	154
Other comprehensive loss, net of tax	—	(1)	—	—	(1)
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, July 4, 2026	$1	$(335)	$5,820	$23	$5,509
Comprehensive income:
Net earnings	—	—	28	1	29
Other comprehensive income, net of tax	—	1	—	—	1
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Dividends on common stock ($2.25/share)	—	—	(2)	—	(2)
Balances, October 3, 2026	$1	$(334)	$5,846	$22	$5,535

See accompanying notes to condensed consolidated financial statements.

SEABOARD CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 3,	September 27,
(Millions of dollars)	2026	2025
Operating activities:
Net earnings	$303	$246
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	248	236
Deferred income taxes	22	73
Income from affiliates	(93)	(81)
Dividends received from affiliates	137	58
Investment gains, net	(80)	(32)
Other, net	1	10
Changes in assets and liabilities:
Receivables, net of allowance for credit losses	(42)	(30)
Inventories	(232)	35
Other assets	(50)	12
Accounts payable	(13)	(101)
Other liabilities, exclusive of debt	35	(46)
Net cash from operating activities	236	380
Investing activities:
Purchase of short-term investments	(471)	(1,167)
Proceeds from the sale and maturity of short-term investments	259	1,235
Capital expenditures	(299)	(427)
Proceeds from the sale of property, plant and equipment	30	26
Purchase of long-term investments	(17)	(72)
Proceeds from the sale of long-term investments	28	—
Other, net	5	4
Net cash used in investing activities	(465)	(401)
Financing activities:
Uncommitted lines of credit, net	189	199
Draws under committed lines of credit	1,198	809
Repayments of committed lines of credit	(1,136)	(809)
Principal payments of long-term debt	(9)	(6)
Finance lease payments	(23)	(29)
Repurchase of common stock	—	(38)
Dividends paid	(6)	(6)
Other, net	(4)	(3)
Net cash from financing activities	209	117
Effect of exchange rate changes on cash and cash equivalents	1	11
Net change in cash and cash equivalents	(19)	107
Cash and cash equivalents at beginning of year	178	98
Cash and cash equivalents at end of period	$159	$205

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

Related-Party Transactions

Seaboard has investments in non-consolidated affiliates to further its business strategies and partner with other entities that have expertise in certain industries and countries. These investments are all accounted for using the equity method of accounting. As Seaboard conducts its agricultural commodity trading business with third parties, consolidated subsidiaries and non-consolidated affiliates on an interrelated basis, cost of sales on affiliate sales transactions cannot be distinguished without making numerous assumptions, primarily with respect to mark-to-market accounting for commodity derivatives. Purchases of raw materials or services from related parties included in cost of sales were $24 million and $17 million for the three months ended October 3, 2026 and September 27, 2025, respectively, and $71 million and $52 million for the nine months ended October 3, 2026 and September 27, 2025, respectively.

Other Income, Net

The components of other income, net in the condensed consolidated statements of comprehensive income for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Millions of dollars)	2026	2025	2026	2025
Interest and dividend income	$9	$19	$28	$54
Investment gains, net	20	7	80	32
Foreign currency gains (losses), net	5	(4)	17	(14)
Miscellaneous, net	1	1	10	(1)
Total other income, net	$35	$23	$135	$71

Supplemental Cash Flow Information

Non-cash activities for the nine months ended October 3, 2026 and September 27, 2025, included increases (decreases) for capital expenditures of ($4) million and less than $1 million, respectively, that were in other current liabilities and accounts payable. The following table includes supplemental cash and non-cash information related to leases. Seaboard reports the amortization of right-of-use (“ROU”) assets and changes in operating lease liabilities in other liabilities, exclusive of debt in the condensed consolidated statements of cash flows.

	Nine Months Ended
	October 3,	September 27,
(Millions of dollars)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$119	$125
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	23	29
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$84	$114
Finance leases	5	43

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued guidance that requires disclosure of incremental income statement expense information on an annual and interim basis, primarily through additional expense disclosures including disaggregation of specific expense categories including, but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. Prospective application is required, and retrospective application is permitted. Seaboard will adopt this guidance for the annual reporting period beginning on January 1, 2027, and interim reporting periods beginning on January 1, 2028. Seaboard is evaluating the impact this guidance will have on its disclosures.

In May 2026, the FASB issued guidance that establishes the recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. Among other requirements, the new guidance requires internally generated environmental credits to be initially measured at transaction costs incurred. Seaboard’s Liquid Fuels and Pork segment operations generate environmental credits, including Renewable Identification Numbers (“RINs”) and Low Carbon Fuel Standard (“LCFS”) credits.  The guidance is effective for Seaboard’s interim and annual reporting periods beginning on January 1, 2028, with early adoption permitted. Seaboard does not intend to early adopt this guidance and is currently evaluating the impact of adoption on its consolidated financial statements and related disclosures.

Note 2 – Investments

The following is a summary of the estimated fair value of short-term investments classified as trading securities:

	October 3,	December 31,
(Millions of dollars)	2026	2025
Domestic equity securities (a)	$964	$713
Foreign equity securities	182	145
Domestic fixed-income mutual funds	138	136
Foreign fixed-income mutual funds	11	26
Domestic debt securities - other	16	25
Foreign debt securities - other	1	—
Money market funds held in trading accounts	1	7
Total short-term investments	$1,313	$1,052
(a)	Includes $569 million and $382 million of equity interests in private funds that hold debt securities as of October 3, 2026 and December 31, 2025, respectively.

The unrealized gains (losses) related to trading securities still held at the end of the respective reporting periods were ($3) million and $50 million for the three and nine months ended October 3, 2026, respectively, and $15 million and $36 million for the three and nine months ended September 27, 2025, respectively.

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Inventories

The following is a summary of inventories:

	October 3,	December 31,
(Millions of dollars)	2026	2025
At lower of FIFO cost and net realizable value (“NRV”):
Hogs and materials	$426	$476
Pork products and materials	60	66
Grains, oilseeds and other commodities	554	346
Biofuels and related credits	397	339
Other	102	77
Total inventories at lower of FIFO cost and NRV	1,539	1,304
Grain, flour and feed at lower of weighted average cost and NRV	212	209
Total inventories	$1,751	$1,513

Note 4 – Lines of Credit, Long-Term Debt, Commitments and Contingencies

Lines of Credit

As of October 3, 2026, the outstanding balance under uncommitted lines of credit was $465 million, of which $313 million was denominated in foreign currencies, including $148 million in South African rand and $116 million in euros. As of December 31, 2025, the outstanding balance under uncommitted lines of credit was $274 million, of which $139 million was denominated in foreign currencies, including $94 million in euros. During the third quarter of 2026, Seaboard amended its committed line of credit agreement to exercise the accordion feature, which increased the borrowing capacity under that facility from $300 million to $400 million. The committed line of credit agreement matures in February 2027, is secured by certain short-term investments and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable spread. The outstanding balance under the committed line of credit was $246 million and $184 million as of October 3, 2026 and December 31, 2025, respectively. The weighted average interest rate for outstanding lines of credit was 6.29% and 4.79% as of October 3, 2026 and December 31, 2025, respectively.

Long-Term Debt

The following is a summary of long-term debt:

	October 3,	December 31,
(Millions of dollars)	2026	2025
Term Loan due 2033	$945	$953
Foreign subsidiary obligations	—	1
Other long-term debt	37	37
Total debt at face value	982	991
Current maturities and unamortized costs	(13)	(14)
Long-term debt, less current maturities and unamortized costs	$969	$977

The Term Loan due 2033 interest rate was 5.63% and 5.39% as of October 3, 2026 and December 31, 2025, respectively. Seaboard was in compliance with all restrictive debt covenants under this credit agreement as of October 3, 2026.

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

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Seaboard has made appropriate and adequate accruals for loss contingencies where necessary as of October 3, 2026. Substantially all of Seaboard’s contingencies are subject to uncertainties and, therefore, determining the likelihood of a loss or the measurement of any loss can be complex. Consequently, Seaboard is unable to estimate the range of reasonably possible loss in excess of the amounts accrued. Seaboard’s assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions deemed reasonable by management, including an expected probable loss associated with settling or otherwise resolving such contingencies. These estimates and assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might change such estimates and assumptions.

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

On June 12, 2023, Seaboard Foods entered into a settlement agreement with the putative direct purchaser plaintiff class (the “DPP Class”). The settlement with the DPP Class did not cover the claims of (a) “direct action” plaintiffs (“DPPs”) that opted-out of Seaboard’s settlement with the DPP Class and are continuing direct actions; (b) other direct purchasers that opted-out of the settlement (“Other Opt-Outs”) and may in the future file actions against Seaboard; (c) the Commercial and Industrial Indirect Purchaser Class (the “CIIP Class”); or (d) the End User Consumer Indirect Purchaser Plaintiff Class (the “EUCP Class”). Subsequent to the settlement with the DPP Class, Seaboard settled with some of the DPPs and Other Opt-Outs. On June 18, 2024 and June 20, 2024, Seaboard Foods entered into settlement agreements with the CIIP Class and the EUCP Class, respectively. The settlement with the EUCP Class remains subject to court approval. Seaboard Foods entered into settlement agreements with the State of Alaska on August 7, 2024, the Commonwealth of Puerto Rico on January 2, 2025 and the State of New Mexico on September 26, 2025. Seaboard believes that these settlements were in the best interests of Seaboard and its stakeholders in order to avoid the uncertainty, risk, expense and distraction of

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

protracted litigation. Seaboard continues to litigate against the DPPs it has not settled with, but Seaboard will consider additional reasonable settlements where they are available.

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

	October 3,
(Millions of dollars)	2026	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$395	$395	$—	$—
Foreign equity securities	182	182	—	—
Domestic fixed-income mutual funds	138	138	—	—
Foreign fixed-income mutual funds	11	11	—	—
Domestic debt securities – other	16	—	16	—
Foreign debt securities – other	1	—	1	—
Money market funds held in trading accounts	1	1	—	—
Trading securities – other current assets	16	16	—	—
Derivatives – other current assets	17	10	7	—
Total assets	$777	$753	$24	$—
Liabilities:
Derivatives – other current liabilities	$25	$25	$—	$—
Total liabilities	$25	$25	$—	$—

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31,
(Millions of dollars)	2025	Level 1	Level 2	Level 3
Assets:
Trading securities – short-term investments:
Domestic equity securities	$331	$331	$—	$—
Foreign equity securities	145	145	—	—
Domestic fixed-income mutual funds	136	136	—	—
Foreign fixed-income mutual funds	26	26	—	—
Domestic debt securities – other	25	—	25	—
Money market funds held in trading accounts	7	7	—	—
Trading securities – other current assets	15	15	—	—
Derivatives – other current assets	9	8	1	—
Total assets	$694	$668	$26	$—
Liabilities:
Derivatives – other current liabilities	$8	$5	$3	$—
Total liabilities	$8	$5	$3	$—

Seaboard has equity interests in private funds that invest in high-quality debt securities. These investments are measured using NAV as a practical expedient for fair value as they do not have readily determinable fair values. The NAV of the investments, based on the market value of the underlying securities in the portfolios, included in the condensed consolidated balance sheets is as follows:

	October 3,	December 31,
(Millions of dollars)	2026	2025
Short-term investments	$569	$382
Long-term investments	$54	$51

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

Seaboard had the following aggregated outstanding notional amounts related to derivative financial instruments:

		October 3,	December 31,
(Millions)	Metric	2026	2025
Commodities:
Grain	Bushels	21	30
Hogs and pork products	Pounds	2	8
Soybean oil	Pounds	9	13
Foreign currencies	U.S. dollar	263	168

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides the fair value of each type of derivative held and where each derivative is included in the condensed consolidated balance sheets:

		Asset			Liability
		October 3,	December 31,		October 3,	December 31,
(Millions of dollars)		2026	2025		2026	2025
Commodities	Other current assets	$10	$9	Other current liabilities	$25	$5
Foreign currencies	Other current assets	7	—	Other current liabilities	—	3

Seaboard’s commodity derivative assets and liabilities are presented in the condensed consolidated balance sheets on a net basis, including netting the derivatives with the related margin accounts. As of October 3, 2026 and December 31, 2025, the commodity derivatives had a margin account balance of $68 million and $18 million, respectively, resulting in a net other current asset in the condensed consolidated balance sheets of $53 million and $22 million, respectively.

The following table provides the amount of gain (loss) recognized in income for each type of derivative and where it was recognized in the condensed consolidated statements of comprehensive income:

		Three Months Ended		Nine Months Ended
		October 3,	September 27,	October 3,	September 27,
(Millions of dollars)		2026	2025	2026	2025
Commodities	Cost of sales	$1	$3	$(31)	$(11)
Foreign currencies	Cost of sales	5	1	(7)	(7)
Foreign currencies	Other income (loss), net	1	1	(1)	(12)

Note 6 – Stockholders’ Equity and Accumulated Other Comprehensive Loss

During 2025, Seaboard’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of its outstanding shares of common stock (“Shares”) through December 31, 2027, unless extended or earlier terminated. Under the share repurchase program, Seaboard is authorized to repurchase Shares from time-to-time in the open-market, through block trades, in privately negotiated purchases, pursuant to a trading plan or by other means, in accordance with federal securities laws and other applicable laws. Shares repurchased are retired and become authorized and unissued shares. Seaboard did not repurchase any Shares during the three and nine months ended October 3, 2026. During the three and nine months ended September 27, 2025, Seaboard repurchased 4,525 and 13,104 Shares, which decreased retained earnings by $14 million and $38 million, respectively. As of October 3, 2026, $62 million remained available for repurchase under this program.

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of accumulated other comprehensive loss (“AOCL”), net of related taxes, were as follows:

	Cumulative
	Foreign	Cumulative
	Currency	Unrecognized
	Translation	Pension
(Millions of dollars)	Adjustment	Benefit	Total
Balance December 31, 2024	$(400)	$24	$(376)
Other comprehensive income (loss), net of tax	(15)	1	(14)
Balance March 29, 2025	$(415)	$25	$(390)
Other comprehensive income (loss), net of tax	15	(1)	14
Balance June 28, 2025	$(400)	$24	$(376)
Other comprehensive income (loss), net of tax	23	(1)	22
Balance September 27, 2025	$(377)	$23	$(354)

Balance December 31, 2025	$(372)	$31	$(341)
Other comprehensive income, net of tax	7	—	7
Balance April 4, 2026	$(365)	$31	$(334)
Other comprehensive loss, net of tax	(1)	—	(1)
Balance July 4, 2026	$(366)	$31	$(335)
Other comprehensive income, net of tax	1	—	1
Balance October 3, 2026	$(365)	$31	$(334)

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

	Three Months Ended October 3, 2026
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$446	$1,493	$—	$312	$—	—	$27	$—	$2,278
Transportation	6	—	425	—	—	—	—	—	431
Energy	—	—	—	—	40	—	5	—	45
Other	9	8	—	—	—	—	—	—	17
Total external net sales	461	1,501	425	312	40	—	32	—	2,771
Intersegment net sales (a)	13	—	2	—	—	—	—	(15)	—
Total segment/consolidated net sales	$474	$1,501	$427	$312	$40	—	$32	$(15)	$2,771
Less significant segment expenses:
Cost of sales	528	1,406	364	292	33	—	28	(12)	2,639
Selling, general and administrative expenses	26	41	31	5	4	—	12	—	119
Total segment/consolidated operating income (loss)	$(80)	$54	$32	$15	$3	—	$(8)	$(3)	$13
Income (loss) from affiliates	(2)	1	1	—	—	9	1	—	10
Total operating income (loss) and income (loss) from affiliates	$(82)	$55	$33	$15	$3	$9	$(7)	$(3)	$23
Depreciation and amortization expense	$39	$8	$18	$8	$6	—	$3	$—	$82
Capital expenditures	$25	$12	$3	$14	$40	—	$7	$—	$101

	Three Months Ended September 27, 2025
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$516	$1,343	$—	$178	$—	—	$29	$—	$2,066
Transportation	6	—	375	—	—	—	1	—	382
Energy	—	—	—	—	69	—	4	—	73
Other	12	7	—	—	—	—	—	—	19
Total external net sales	534	1,350	375	178	69	—	34	—	2,540
Intersegment net sales (a)	10	—	1	—	—	—	—	(11)	—
Total segment/consolidated net sales	$544	$1,350	$376	$178	$69	—	$34	$(11)	$2,540
Less significant segment expenses:
Cost of sales	458	1,275	330	211	44	—	35	(11)	2,342
Selling, general and administrative expenses	28	38	28	4	4	—	12	—	114
Total segment/consolidated operating income (loss)	$58	$37	$18	$(37)	$21	—	$(13)	$—	$84
Income from affiliates	7	4	1	—	—	26	1	—	39
Total operating income (loss) and income from affiliates	$65	$41	$19	$(37)	$21	$26	$(12)	$—	$123
Depreciation and amortization expense	$37	$7	$16	$10	$5	—	$3	$—	$78
Capital expenditures	$29	$10	$93	$3	$27	—	$5	$—	$167

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended October 3, 2026
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,394	$4,234	$—	$879	$—	—	$72	$—	$6,579
Transportation	18	—	1,256	—	—	—	2	—	1,276
Energy	—	—	—	—	174	—	5	—	179
Other	36	23	—	—	—	—	—	—	59
Total external net sales	1,448	4,257	1,256	879	174	—	79	—	8,093
Intersegment net sales (a)	43	—	4	—	—	—	—	(47)	—
Total segment/consolidated net sales	$1,491	$4,257	$1,260	$879	$174	—	$79	$(47)	$8,093
Less significant segment expenses:
Cost of sales	1,466	4,052	1,096	759	127	—	70	(47)	7,523
Selling, general and administrative expenses	81	124	91	15	13	—	37	—	361
Total segment/consolidated operating income (loss)	$(56)	$81	$73	$105	$34	—	$(28)	$—	$209
Income from affiliates	14	10	3	—	—	65	1	—	93
Total operating income (loss) and income from affiliates	$(42)	$91	$76	$105	$34	$65	$(27)	$—	$302
Depreciation and amortization expense	$119	$22	$53	$26	$17	—	$11	$—	$248
Capital expenditures	$78	$54	$11	$20	$119	—	$17	$—	$299
Total assets as of October 3, 2026(b)	$1,960	$1,971	$1,230	$741	$433	$369	$2,078	$—	$8,782
Investments in affiliates as of October 3, 2026	$161	$189	$45	—	$3	$369	$3	$—	$770

SEABOARD CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 27, 2025
							All
							Other	Inter-
				Liquid			and	Segment
(Millions of dollars)	Pork	CT&M	Marine	Fuels	Power	Turkey	Corporate	Elims	Total
External net sales:
Products	$1,495	$3,901	$—	$445	$—	—	$81	$—	$5,922
Transportation	16	—	1,161	—	—	—	2	—	1,179
Energy	—	—	—	—	176	—	4	—	180
Other	38	17	—	—	—	—	—	—	55
Total external net sales	1,549	3,918	1,161	445	176	—	87	—	7,336
Intersegment net sales (a)	31	—	5	—	—	—	—	(36)	—
Total segment/consolidated net sales	$1,580	$3,918	$1,166	$445	$176	—	$87	$(36)	$7,336
Less significant segment expenses:
Cost of sales	1,446	3,723	966	522	127	—	86	(36)	6,834
Selling, general and administrative expenses	79	110	81	12	12	—	34	—	328
Total segment/consolidated operating income (loss)	$55	$85	$119	$(89)	$37	—	$(33)	$—	$174
Income from affiliates	23	11	3	—	—	43	1	—	81
Total operating income (loss) and income from affiliates	$78	$96	$122	$(89)	$37	$43	$(32)	$—	$255
Depreciation and amortization expense	$117	$19	$48	$26	$16	—	$10	$—	$236
Capital expenditures	$95	$27	$253	$9	$28	—	$15	$—	$427
Total assets as of December 31, 2025(b)	$2,033	$1,662	$1,285	$690	$348	$413	$1,815	$—	$8,246
Investments in affiliates as of December 31, 2025	$160	$173	$43	—	$3	$413	$3	$—	$795

(a)	The Pork segment’s intersegment sales consist primarily of pork fat sold to the Liquid Fuels segment, which uses the pork fat as a feedstock in its renewable diesel and biodiesel production processes. The Marine segment’s intersegment sales consist primarily of shipping services provided to another Seaboard subsidiary. All intercompany transactions are eliminated in consolidation.
(b)	The Turkey segment’s total assets represent Seaboard’s investment in Butterball, LLC (“Butterball”). The total assets of All Other and Corporate consist primarily of short-term investments held by Corporate, which totaled $1.3 billion and $1.0 billion as of October 3, 2026 and December 31, 2025, respectively.

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

As of October 3, 2026, Seaboard had cash and short-term investments of nearly $1.5 billion and additional net working capital of $947 million. Of the total cash and short-term investments balances, $148 million was held by foreign subsidiaries.

The following table presents a summary of Seaboard’s available borrowing capacity under lines of credit.

Total Amount
(Millions of dollars)	Available
Short-term uncommitted and committed lines	$1,454
Amounts drawn against lines	(711)
Available borrowing capacity as of October 3, 2026	$743

Available borrowing capacity fluctuates based on changes to the terms of line of credit agreements and draws needed to fund operations. During the third quarter of 2026, Seaboard exercised the accordion feature under its committed line of credit agreement, increasing the borrowing capacity under that facility from $300 million to $400 million. Seaboard will continue to evaluate opportunities to access cost-effective financing in the markets where it operates, leveraging low-cost funding sources to support its operations.

Seaboard had long-term debt of $969 million as of October 3, 2026, which included a Term Loan due 2033 of $945 million. Current maturities of long-term debt were $10 million as of October 3, 2026. See Note 4 to the condensed consolidated financial statements for more discussion of Seaboard’s lines of credit and long-term debt.

Cash Flows

Cash provided by operating activities was $236 million for the nine months ended October 3, 2026, compared to $380 million for the same period in 2025. This change was primarily due to a $172 million increase in cash used for working capital, partially offset by a $79 million increase in dividend payments received from affiliates. The increase in cash used for working capital was attributable to increases in inventory, primarily due to the timing of sales and inventory purchases in Seaboard’s CT&M segment. The CT&M segment handles large shipments of grain, so the timing of these deliveries can result in significant working capital fluctuations across periods. During the second quarter of 2026, Seaboard sold 2025 production tax credits, which were accounted for as inventory, generating net cash proceeds of $55 million after discount and transaction fees.

Cash used in investing activities was $465 million for the nine months ended October 3, 2026, compared to $401 million for the same period in 2025. This change was primarily due to a $280 million increase in net purchases of short-term investments, partially offset by lower capital expenditures of $128 million. Cash flows from investing activities for short-term investments are part of Seaboard’s overall liquidity management strategy. Short-term investment purchases result from the investment of excess cash, asset allocation decisions arising from the active management of the portfolio and re-investment of matured securities. During the nine months ended October 3, 2026, Seaboard invested $299 million in property, plant and equipment, including $119 million in the Power segment, consisting primarily of installment payments for EDM IV, a new barge currently under construction. Seaboard continues to explore strategic acquisitions and investments to further grow and diversify its operations.

Cash provided by financing activities was $209 million for the nine months ended October 3, 2026, compared to $117 million for the same period in 2025. Cash flows from financing activities primarily include draws and repayments under committed and uncommitted revolving facilities held with financial institutions across multiple jurisdictions and currencies. Changes in Seaboard’s borrowing balances are primarily driven by its daily working capital needs. Seaboard did not repurchase any shares under its share repurchase program during the first nine months of 2026 compared to repurchases of $38 million during the first nine months of 2025. As of October 3, 2026, $62 million remained available for repurchase under the program. Seaboard is not obligated to repurchase a minimum number of shares under the program and Seaboard cannot predict when, or if, it will repurchase any shares or the amount of any such repurchases. See Note 6 to the condensed consolidated financial statements for more discussion of Seaboard’s share repurchase program.

Capital Expenditures

For the remainder of 2026, management has budgeted capital expenditures totaling approximately $145 million. Management anticipates funding these capital expenditures through a combination of available cash, proceeds from sales of short-term investments and Seaboard’s available borrowing capacity.

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

RESULTS OF OPERATIONS

Seaboard’s operations are heavily commodity-driven, and the financial performance for certain subsidiaries is highly cyclical, depending on trends in the applicable global commodity markets and broader economic activity. The conflict involving Iran, which began in late February 2026 and continues, has primarily impacted Seaboard’s results through higher fuel prices. See Item 1A. Risk Factors for an update to the risk factors set forth in Seaboard’s 2025 10-K.

Net Sales

Net sales increased $231 million and $757 million for the three- and nine-month periods of 2026, respectively, compared to the corresponding periods in 2025. These increases were driven primarily by higher CT&M segment sales of $151 million and $339 million, respectively, due to increased volumes of commodities sold, and higher Liquid Fuels segment sales of $134 million and $434 million, respectively, due to increased fuel and environmental credit sales, partially offset by lower Pork segment sales of $73 million and $101 million, respectively, due to decreased prices of pork products and market hogs sold. See the net sales discussion by reportable segment below for more details.

Operating Income

Operating income decreased $71 million for the three-month period of 2026 compared to the same period in 2025. This decrease was primarily driven by lower Pork segment operating income of $138 million reflecting decreased margins, partially offset by increased Liquid Fuels segment operating income of $52 million, due to higher fuel and environmental credit sales. Operating income increased $35 million for the nine-month period of 2026 compared to the same period in 2025. This increase was primarily driven by higher Liquid Fuels segment operating income of $194 million, due to higher fuel and environmental credit sales, partially offset by decreased Pork segment operating income of $111 million, reflecting decreased margins. See the operating income discussion by reportable segment below for more details.

Income Tax Expense

The effective tax rate for the three- and nine-month periods of 2026 increased compared to the corresponding periods of 2025, primarily because Seaboard recognized less U.S. income tax expense in 2025 due to its U.S. valuation allowance position.

Segment Results

See Note 7 to the condensed consolidated financial statements for a reconciliation of net sales and operating income (loss) by reportable segment to consolidated net sales and consolidated operating income (loss), respectively.

Pork Segment

	Three Months Ended			Nine Months Ended
	October 3,	September 27,	$	October 3,	September 27,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Net sales	$461	$534	$(73)	$1,448	$1,549	$(101)
Operating income (loss)	$(80)	$58	$(138)	$(56)	$55	$(111)
Income (loss) from affiliates	$(2)	$7	$(9)	$14	$23	$(9)

The decrease in net sales for the three- and nine-month periods of 2026 compared to the corresponding periods in 2025 primarily reflected lower prices, and to a lesser extent, lower volumes of pork products sold. Lower market prices for pork products decreased sales by $49 million and $64 million, respectively, and lower volumes, driven by reduced availability of hogs, decreased sales by $8 million and $25 million, respectively. Market hog sale prices decreased net sales for the three- and nine-month periods of 2026 by $16 million and $19 million, respectively. Market prices for pork products and hogs remain inherently volatile and can fluctuate significantly in response to shifts in domestic and global supply and demand.

The decrease in operating income for the three-month period of 2026 compared to the same period in 2025 primarily reflected lower sales prices, a $51 million lower of cost and net realizable value (“LCNRV”) inventory adjustment, and to a lesser extent, higher overall hog production costs, of which a portion is driven by reduced availability of hogs. During the third quarter of 2026, the Pork segment recorded an LCNRV inventory adjustment resulting from a decline in forecasted pork prices and higher forecasted production costs, including feed. The decrease in operating income for the nine-month period compared to the same period in 2025 primarily reflected lower sales prices and the inventory adjustment discussed above. Higher overall hog production costs also decreased operating income but were offset by a decrease in legal claims expense for the nine-month period of 2026 compared to the same period in 2025. Based on current market conditions, management anticipates this segment will not be profitable for the remainder of 2026, and no assurances can be made regarding future results as it is difficult to predict market prices for pork products, the cost of production or third-party hogs, the effect of disease and the impact of geopolitical events for future periods.

CT&M Segment

	Three Months Ended			Nine Months Ended
	October 3,	September 27,	$	October 3,	September 27,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Net sales	$1,501	$1,350	$151	$4,257	$3,918	$339
Operating income	$54	$37	$17	$81	$85	$(4)
Income from affiliates	$1	$4	$(3)	$10	$11	$(1)

Net sales increased for the three- and nine-month periods of 2026 compared to the corresponding periods in 2025, primarily due to higher volumes of certain commodities sold, which increased sales by $101 million and $249 million, respectively. Increases of 3% and 2% in average sales prices further increased sales by $50 million and $90 million for the three- and nine-month periods of 2026 compared to the corresponding periods in 2025, respectively. Sales prices for many of Seaboard’s products are directly affected by both domestic and worldwide supply and demand for commodities and competing products, all of which are determined by constantly changing market forces.

Operating income increased for the three-month period of 2026 compared to the same period in 2025, primarily due to an increase of $15 million in mark-to-market gains on commodity derivative contracts, which will continue to fluctuate until final product delivery. Operating income decreased for the nine-month period of 2026 compared to the same period in 2025 due to increases of $5 million in mark-to-market losses on commodity derivative contracts and $13 million in selling, general and administrative expenses primarily due to salaries and benefits, partially offset by higher margins at certain mills due to higher selling prices and lower commodity costs. While management anticipates positive operating income for this segment for the remainder of 2026, excluding the effects of mark-to-market adjustments, no assurances can be made as it is difficult to predict worldwide commodity price fluctuations and the uncertain political and economic conditions in the countries in which this segment operates.

Marine Segment

	Three Months Ended			Nine Months Ended
	October 3,	September 27,	$	October 3,	September 27,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Net sales	$425	$375	$50	$1,256	$1,161	$95
Operating income	$32	$18	$14	$73	$119	$(46)

The increase in net sales for the three- and nine-month periods of 2026 compared to the corresponding periods in 2025 was due to an increase of 9% and 7% in cargo volumes, which contributed to higher sales of $33 million and $80 million, respectively, and to a lesser extent, an increase in average freight rates of 4% and 1%, which contributed to higher sales of $17 million and $12 million, respectively. Freight rates fluctuate based on a number of factors, including both regional and global supply and demand for shipping services, competitive dynamics and fuel prices.

The increase in operating income for the three-month period of 2026 compared to the same period in 2025 was primarily the result of higher voyage revenue. The decrease in operating income for the nine-month period of 2026 compared to the same period in 2025 was primarily the result of higher overall voyage-related costs, including bunkers, port, canal, stevedoring, terminal services and trucking costs. Many of this segment’s costs are variable in nature, and overall expense amounts will fluctuate as volumes increase or decrease. Vessel fuel costs increased $12 million and $37 million for the three- and nine-month periods of 2026, respectively, compared to the corresponding periods in 2025, primarily due to higher market prices. While management anticipates this segment will be profitable for the remainder of 2026, no assurances can be made as it is difficult to predict changes in cargo volumes, cargo rates, fuel costs or other voyage costs for future periods.

Liquid Fuels Segment

	Three Months Ended			Nine Months Ended
	October 3,	September 27,	$	October 3,	September 27,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Net sales	$312	$178	$134	$879	$445	$434
Operating income (loss)	$15	$(37)	$52	$105	$(89)	$194

The increase in net sales for the three- and nine-month periods of 2026 compared to the corresponding periods in 2025 reflected higher fuel sales of $68 million and $225 million, respectively, and higher environmental credit sales of $66 million and $209 million, respectively. Higher fuel prices increased sales by $61 million and $142 million, respectively, and higher fuel sales volumes increased sales by $7 million and $83 million, respectively, for the three- and nine-month periods of 2026. The increased fuel prices reflected higher prevailing market prices, while the increase in sales volumes was attributable to higher production levels. Higher environmental credit market prices increased net sales by $50 million and $154 million, respectively, while higher environmental credit volumes sold, primarily due to more production and inventory on hand, increased net sales by an additional $16 million and $55 million, respectively.

The increase in operating income for the three- and nine-month periods of 2026 compared to the corresponding periods in 2025 primarily reflected higher sales prices, partially offset by higher production costs, including feedstock costs, which increased 31% and 57%, respectively, for the three- and nine-month periods of 2026 compared to the corresponding periods in 2025. Income from production tax credits increased $5 million and $21 million, respectively, primarily related to more production. During the last week of the quarter, the renewable diesel plant was shut down for regularly scheduled maintenance, with operations expected to resume in November 2026. Despite the scheduled downtime and based on current market conditions, management anticipates this segment will be profitable for the remainder of 2026, but no assurances can be made as it is difficult to predict market prices for biodiesel, renewable diesel and credits, the cost of feedstock or production levels for future periods.

Power Segment

	Three Months Ended			Nine Months Ended
	October 3,	September 27,	$	October 3,	September 27,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Net sales	$40	$69	$(29)	$174	$176	$(2)
Operating income	$3	$21	$(18)	$34	$37	$(3)

The decrease in net sales for the three-month period of 2026 compared to the same period in 2025 primarily reflected a decrease in power generation due to EDM III, the power-generating barge that began operations in 2022, being nonoperational for most of the quarter. The decrease in power generation reduced sales by $36 million, partially offset, to a much lesser extent, by higher spot market rates. In mid-July, a routine inspection of EDM III’s turbines identified damage requiring repair that is not expected to be complete until the end of the year. The decrease in net sales for the nine-month period of 2026 compared to the same period in 2025 primarily reflected decreased power generation due to downtime of EDM III, offset by higher spot market rates driven by increased fuel prices.

The decrease in operating income for the three-month period of 2026 compared to the same period in 2025 was driven by lower net sales, partially offset by lower costs, primarily due to less fuel consumption with EDM III being down. The decrease in operating income for the nine-month period of 2026 compared to the same period in 2025 was driven by lower net sales. Lower fuel consumption was offset by higher fuel prices and other operational costs. Based on current circumstances, management anticipates this segment will not be profitable for the remainder of 2026, but no assurance can be made as it is difficult to predict fuel costs or the extent that spot market rates will fluctuate due to fuel costs or other power producers for future periods.

Turkey Segment

	Three Months Ended			Nine Months Ended
	October 3,	September 27,	$	October 3,	September 27,	$
(Millions of dollars)	2026	2025	Change	2026	2025	Change
Income from affiliate	$9	$26	$(17)	$65	$43	$22

The Turkey segment represents Seaboard’s noncontrolling 52.5% investment in Butterball, LLC (“Butterball”) which is accounted for using the equity method. The decrease in Butterball’s net income for the three-month period of 2026 compared to the same period in 2025 was primarily driven by a legal settlement. Higher turkey product sales resulting from increases in both sales prices and sales volumes were partially offset by higher production costs, including feed and transportation costs. The increase in Butterball’s net income for the nine-month period of 2026 compared to the same period in 2025 was primarily driven by higher turkey product sales resulting from increases in both sales prices and sales volumes, partially offset by the legal settlement in the third quarter. Sales prices increased 6% and 9%, respectively, reflecting a greater concentration of value-added products in the sales mix and stronger commodity markets. Sales volumes increased 3% and 5%, respectively. Changes in production and plant costs for all periods presented had an immaterial impact on results as improved fixed-cost absorption from higher volumes helped offset any cost increases. While management anticipates this segment will be profitable for the remainder of 2026, no assurances can be made as it is difficult to predict market prices for turkey products, the cost of production for future periods and impacts from diseases.

Butterball’s summarized income statement information was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Millions of dollars)	2026	2025	2026	2025
Net sales	$619	$567	$1,578	$1,386
Operating income	$22	$54	$129	$82
Net income	$18	$50	$124	$81

CRITICAL ACCOUNTING ESTIMATES

The preparation of Seaboard’s condensed consolidated financial statements requires Seaboard to make estimates, judgments and assumptions. A summary of significant accounting policies and critical accounting estimates is included in Seaboard’s 2025 10-K. There were no changes to critical accounting estimates during the nine months ended October 3, 2026.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Seaboard’s management evaluated, under the direction of the Chief Executive and Chief Financial Officers, the effectiveness of Seaboard’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 3, 2026. Based upon and as of the date of that evaluation, Seaboard’s Chief Executive and Chief Financial Officers concluded that Seaboard’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting — There have been no changes in Seaboard’s internal control over financial reporting required by Exchange Act Rule 13a-15(f) that occurred during the fiscal quarter ended October 3, 2026 that have materially affected, or are reasonably likely to materially affect, Seaboard’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For information related to Seaboard’s legal proceedings, see Note 4 to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except for the additional risk factor set forth below, there have been no material changes in the risk factors as previously disclosed in Seaboard’s 2025 10-K:

Operational Risks

(1)	The Conflict Involving Iran Could Further Affect the Business. The Middle East is a critical corridor for the global movement of crude oil, refined petroleum products, LNG and other commodities. The conflict involving Iran, which began in February 2026 and continues, has increased, and could continue to increase, volatility in global energy, commodity and transportation markets. Although Seaboard does not operate in Iran, its operations have been affected by higher fuel prices. At the same time, the Liquid Fuels segment results have been affected by higher fuel prices amid volatile energy markets. The duration of the conflict remains uncertain, and the ultimate resolution, continuation or expansion of the conflict could affect Seaboard’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of Seaboard’s common stock made by or on behalf of Seaboard or any “affiliated purchaser” (as defined by applicable rules of the Securities and Exchange Commission) during the fiscal quarter ended October 3, 2026. See Note 6 to the condensed consolidated financial statements for further discussion of Seaboard’s share repurchase program.

Item 5.  Other Information

During the three months ended October 3, 2026, no director or officer of Seaboard adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended October 3, 2026 otherwise reportable under this Item 5.

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

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including with respect to the financial condition, results of operations, plans, objectives, future performance and business of Seaboard. Forward-looking statements generally may be identified as statements that are not historical in nature and statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar expressions. In more specific terms, forward-looking statements, include without limitation: statements concerning projection of revenues, income or loss, adequate liquidity levels, capital expenditures, capital structure or other financial items, including the impact of mark-to-market accounting on operating income; statements regarding the plans and objectives of management for future operations; statements of future economic performance; statements regarding the intent, belief or current expectations of Seaboard and its management with respect to: (i) Seaboard’s ability to obtain adequate financing and liquidity; (ii) the price of feedstocks and other materials used by Seaboard; (iii) the sale price or market conditions for pork, agricultural commodities, biofuel and related environmental credits, turkey and other products and services; (iv) the recorded tax effects under certain circumstances and expected changes in tax laws and effects thereof; (v) the volume of business and working capital requirements associated with the competitive trading environment for the CT&M segment; (vi) monetizing biofuel production tax credits; (vii) the charter hire rates and fuel prices for vessels; (viii) the fuel costs and related spot market prices for electricity in the Dominican Republic; (ix) the effect of foreign currency exchange rate fluctuations; (x) the profitability or sales volume of any of Seaboard’s segments; (xi) the anticipated costs and completion timetables for Seaboard’s scheduled capital improvements, maintenance and repairs, including the scheduled maintenance at the renewable diesel plant and repair of EDM III, acquisitions and dispositions; (xii) the productive capacity of assets that are planned, under construction or in the early development stages, and the timing of the commencement, resumption or maturity of operations; (xiii) potential future impact on Seaboard’s business of new legislation, rules or, policies; (xiv) adverse results in pending or future litigation matters; (xv) Seaboard’s ability to realize deferred tax assets or the need to record or reverse valuation allowances in future periods; (xvi) expectations regarding future regulatory developments or other matters and whether such matters will or will not have a material adverse effect on Seaboard’s results of operations, business or financial condition, including any preliminary estimates of such effects; (xvii) Seaboard’s ability to trade with foreign customers and operate abroad and the impacts of trade restrictions, tariffs and similar government actions; (xviii) the impact of geopolitical conflicts or changes in geopolitical conditions; (xix) Seaboard’s share repurchase program; or (xx) other trends affecting Seaboard’s financial condition or results of operations, and statements of the assumptions underlying or relating to any of the foregoing statements.

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

Date: November 3, 2026

by:	/s/ Barbara M. Smith
Barbara M. Smith
Vice President and Corporate Controller

(principal accounting officer)

Date: November 3, 2026